Form 10-K
period 1996-09-30
NEW ROCKWELL INTERNATIONAL CORP
filed 1996-12-19
CIK 1024478

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996. COMMISSION FILE NUMBER 1-12383

                            ------------------------

                       ROCKWELL INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     25-1797617
                   --------                                     ----------
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

          2201 SEAL BEACH BOULEVARD,
            SEAL BEACH, CALIFORNIA                              90740-8250
            ----------------------                              ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                    (412) 565-4090 (OFFICE OF THE SECRETARY)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           -----------------------------------------
Common Stock, $1 Par Value           New York and Pacific Stock Exchanges
  (including the associated
  Preferred Share Purchase
  Rights)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(G) OF THE ACT:
                       Class A Common Stock, $1 Par Value
           (including the associated Preferred Share Purchase Rights)
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X*
                                               ---     ---

     * On December 6, 1996, registrant succeeded for financial reporting purposes to the former Rockwell International Corporation, which had been subject to such filing requirements for more than 90 days.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on December 9, 1996 was approximately $13.2 billion.

     191,597,110 shares of registrant's Common Stock, par value $1 per share, and 27,370,844 shares of registrant's Class A Common Stock, par value $1 per share, were outstanding on December 9, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 5, 1997 is incorporated by reference into Part III hereof.
===============================================================================

                                     PART I
ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation, is engaged in research, development and manufacture of many diversified products. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as the result of a tax-free reorganization completed on December 6, 1996 (the Reorganization). The predecessor corporation was incorporated in 1928. Pursuant to the Reorganization, the Company divested its former Aerospace and Defense businesses (the A&D Business) to The Boeing Company (Boeing) for approximately $3.2 billion by means of a merger in which the Company's predecessor corporation became a wholly-owned subsidiary of Boeing. Immediately prior to the merger, substantially all of the Company's businesses and assets (other than the A&D Business) were contributed to the Company, or to one or more wholly-owned operating subsidiaries of the Company, and all outstanding shares of the Company were distributed to shareowners of the predecessor corporation on a one-for-one share basis. As used herein, the terms the "Company" or "Rockwell" include subsidiaries and predecessors unless the context indicates otherwise.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), or in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 5, 1997 (the 1997 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

BUSINESS SEGMENTS

     The Company's business segments are engaged in research, development, and manufacture of diversified products as follows:

     Electronics:

        Automation--industrial automation equipment and systems, including control logic, sensors, human-machine interface devices, motors, power and mechanical devices, and software products.

        Avionics & Communications--avionics products and systems and related communications technologies primarily used in commercial and military aircraft and defense electronic systems for command, control, communications, and intelligence.

        Semiconductor Systems--system-level semiconductor chipset solutions for personal communication electronics markets, including chipsets for facsimile and personal computer data modems, wireless communications products such as global positioning systems ("GPS"), packet data, cordless and cellular chipsets, and automated call distribution equipment.

     Automotive--components and systems for heavy- and medium-duty trucks, buses, trailers and heavy-duty off-highway vehicles (Heavy Vehicle Systems); and components and systems for light trucks and passenger cars (Light Vehicle Systems).

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings and their identifiable assets for the three years ended September 30, 1996, is contained under the caption RESULTS OF OPERATIONS in the MD&A on pages 12-14 hereof, and in Note 19 of the NOTES TO FINANCIAL STATEMENTS in the Financial Statements on pages 33-36 hereof.

Electronics

     The sales and operating earnings of the businesses that comprise the Company's Electronics business segment for the three fiscal years ended September 30, 1996 were as follows:

                                                            1996       1995       1994
                                                           -------    -------    -------
                                                                  (IN MILLIONS)
        Sales:
        Automation.......................................   $4,165     $3,590     $2,085
        Avionics & Communications........................    1,475      1,468      1,419
        Semiconductor Systems............................    1,593        875        691
                                                            ------     ------     ------
        Total Electronics................................   $7,233     $5,933     $4,195
                                                            ======     ======     ======
        Operating Earnings:
        Automation.......................................   $  537     $  481     $  265
        Avionics & Communications........................      163        178        182
        Semiconductor Systems............................      330        113         98
                                                            ------     ------     ------
        Total Electronics................................   $1,030     $  772     $  545
                                                            ======     ======     ======

     Automation. The acquisition of Reliance Electric Company (Reliance) in the second quarter of fiscal 1995 made Automation the Company's largest business. The Company's automation products include programmable controllers, human-machine interface devices, communications networks, programming and application software, AC/DC drives and drive systems, sensing and motion control devices, machine vision, computer numeric control systems, and data acquisition products and global support services. The Reliance acquisition added standard and engineered motors and mechanical power transmission equipment. The Company is a leader in plant floor automation, focusing on helping customers control processes and become more competitive through increased flexibility, improved productivity and information flow.

     Avionics & Communications. Rockwell's Avionics & Communications businesses provide electronic equipment for flight control, cockpit display, navigation, voice and data communication, cockpit management, radar, global positioning and other systems for airlines, corporate aircraft, general aviation, government and military applications, command, control and communications devices and systems and products and systems for the land transportation market (including electronic brake systems and integrated cab electronics).

     Semiconductor Systems. The Company's Semiconductor Systems business provides semiconductor solutions for fax, voice and data modems for facsimile machines and personal computers. This business is making significant investments in mixed-signal computing semiconductor process, device design and communications algorithm core technologies. Applying these core technologies, this business is expanding into related personal communications electronics markets, such as entering the market for wireless communications, by supplying chipsets for cellular and cordless phones, wireless modem communications devices for laptop computers and modules for GPS receivers. In September 1996, the Company acquired for $278 million Brooktree Corporation (Brooktree), a designer and manufacturer of digital and mixed-signal integrated circuits for computer graphics, multimedia, imaging, and communications applications. The Company took a one-time special charge of $121 million in the fourth quarter of fiscal 1996 for purchased in-process research and development in connection with this acquisition.

Automotive

     The sales and operating earnings of the businesses that comprise the Company's Automotive business segment for the three fiscal years ended September 30, 1996 were as follows:

                                                            1996       1995       1994
                                                           -------    -------    -------
                                                                   (IN MILLIONS)
        Sales:
        Heavy Vehicle Systems............................   $1,822     $1,929     $1,744
        Light Vehicle Systems............................    1,318      1,192        900
                                                            ------     ------     ------
        Total Automotive.................................   $3,140     $3,121     $2,644
                                                            ======     ======     ======
        Operating Earnings...............................   $  218     $  212     $  114
                                                            ======     ======     ======

     Heavy Vehicle Systems. Automotive's Heavy Vehicle Systems business is a major global supplier of drivetrain components and systems for heavy- and medium-duty commercial trucks, buses, trailers and off-highway vehicles, and government heavy-duty wheeled vehicles. Major components include front steer axles, single and tandem rear drive axles, trailer axles, clutches, transmissions, drivelines, brakes, automatic slack adjusters and anti-lock braking systems. North American factory sales of heavy-duty trucks totaled 205,000 units in fiscal 1996, compared with 244,000 the prior year. Sales of medium-duty trucks, used primarily for short hauls and local delivery, were 126,000 units in fiscal 1996, compared with 150,000 in fiscal 1995. Trailer sales were 266,000 units, compared with 321,000 in the previous year.

     Light Vehicle Systems. The Company's Light Vehicle Systems business is a leading supplier of roof, door, access control, seat adjusting and suspension systems and wheels for the world's passenger car and light truck industries. The Company is emphasizing products that provide added value to its customers by concentrating its resources on the systems and electronics product lines. For example, Rockwell is moving from providing just individual components toward more comprehensive systems with various power and electronic options.

COMPETITIVE POSTURE

     The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises comparable in scope and resources to the Company to smaller companies specializing in particular products. Factors which affect the Company's competitive posture are its research and development efforts, the quality of its products and services and its marketing and pricing strategies.

     The products of the Company's Electronics business segment are sold by its own sales force and through distributors and agents. The Company's automotive components primarily are sold directly to original equipment manufacturers, some of which also are competitors in that they produce for their own use many of the products manufactured by the Company. Management believes that the Company is one of the largest independent manufacturers of automotive components and parts in North America.

GOVERNMENT CONTRACTS

     The Avionics & Communications business supplies certain military equipment to the United States government. In addition to normal business risks, companies engaged in supplying military equipment to the United States government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States government contracts, particularly development contracts, and generally result in adjustments of contract prices.

     Moreover, various claims (whether based on United States government or Company audits and investigations or otherwise) have been or may be instituted or asserted against the Company related to its United States government contract work, including claims based on business practices and cost classifications. Although such claims are usually resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, the cancellation of or suspension of payments under one or more United States government contracts, suspension or debarment proceedings affecting potential further business with the United States government, or alteration of the Company's procedures relating to the performance or obtaining of United States government contracts. Management of the Company believes there are no claims, audits or investigations currently pending which will have a material adverse effect on either the Company's business or its financial condition.

ACQUISITIONS AND DISPOSITIONS

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any of them should be modified, sold or otherwise discontinued. As a result of the Reorganization, the Company has an extremely low debt to total capital ratio, which enhances its ability, among other things, to make acquisitions.

     In September 1996, the Company acquired Brooktree for $278 million. The Company also acquired several other businesses in fiscal 1996, at a net cost of $68 million. In January 1995, the Company completed its acquisition of Reliance, a major manufacturer of industrial products and telecommunications equipment, for $1,066 million, net of proceeds from the sale of Reliance's telecommunications business.

     In October 1996, the Company sold its Graphic Systems business to an affiliate of Stonington Partners, Inc. for approximately $600 million. On December 6, 1996, the Company completed the divestiture of the A&D Business to Boeing. The assets and liabilities of the Graphic Systems business and the A&D Business have been classified on the Company's balance sheet as net assets (liabilities) of discontinued operations and the net income (loss) from operations of the Graphic Systems business and the A&D Business has been reflected on the Company's statement of consolidated income as income from discontinued operations.

GEOGRAPHIC INFORMATION

     The Company conducts operations in the United States and in 37 foreign countries. Selected financial information by major geographic area for the three years ended September 30, 1996 is contained in Note 19 of the NOTES TO FINANCIAL STATEMENTS in the Financial Statements.

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Korea, the Netherlands, Southeast Asia, Spain and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

RESEARCH AND DEVELOPMENT

     The Company's Science Center conducts a basic research program to support the strategies of the operating businesses and continues to provide research services to the A&D Business at agreed rates. At September 30, 1996, the Company employed approximately 7,052 professional engineers and scientists and 3,068 supporting technical personnel (excluding employees of the Graphic Systems business and the A&D Business).

EMPLOYEES

     At October 31, 1996, the Company had 58,639 employees (excluding employees of the Graphic Systems business and the A&D Business), of whom 18,011 were employed outside the United States.

RAW MATERIALS AND SUPPLIES

     Raw materials essential to the conduct of all the Company's business segments generally are available at competitive prices. Many items of equipment and components used in the production of the Company's products in all the Company's business segments are purchased from others. In addition, the Avionics & Communications business in the Electronics business segment generally subcontracts major portions of systems. Although the Company has a broad base of suppliers and subcontractors, it is dependent upon the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules.

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption ENVIRONMENTAL ISSUES in the MD&A on pages 15-16 hereof. See also Item 3, LEGAL PROCEEDINGS, on pages 7-9 hereof.

PATENTS, LICENSES AND TRADEMARKS

     Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement have been made against the Company. Management believes that none of these claims will have a material adverse effect on the consolidated financial statements of the Company. While in the aggregate the Company's patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company's business.

     The Company's name, its registered trademarks "Rockwell" and "Rockwell International" and its symbol are important to all of its business segments. In addition, the Company owns a large number of other important trademarks applicable to only certain of its products, such as "Collins" for navigation and communication equipment, "Allen-Bradley" and "A-B" for electronic controls and systems for industrial automation and "Reliance" for electric motors and mechanical power transmission products.

SEASONALITY

     None of the Company's business segments is seasonal.

ITEM 2.  PROPERTIES.

     At September 30, 1996, and excluding facilities of the Graphic Systems business and the A&D Business, the Company operated 162 plants and research and development facilities throughout the United States and in Europe, Brazil, Canada, India, Mexico, Australia and the Far East. It also had approximately 400 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 32.2 million square feet. Of this floor space, approximately 76.7% was owned by the Company and approximately 23.3% was leased. At September 30, 1996, and excluding facilities of the Graphic Systems business and the A&D Business, the Company had 400,000 square feet of floor space that were not in use, all of which was in owned facilities. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1996 is as follows:

                                                                OWNED         LEASED
                      LOCATION AND SEGMENTS                    FACILITIES   FACILITIES     TOTAL
                      ---------------------                    ----------   ----------     -----
                                                                 (IN MILLIONS OF SQUARE FEET)
    United States:
      Automation.............................................     9.7           3.0        12.7
      Avionics & Communications..............................     3.6           0.7         4.3
      Semiconductor Systems..................................     0.5           0.3         0.8
      Automotive.............................................     4.4           0.2         4.6
    Europe:
      Automation.............................................     0.3           1.4         1.7
      Avionics & Communications..............................      --           0.1         0.1
      Semiconductor Systems..................................      --            --          --
      Automotive.............................................     3.2           0.3         3.5
    South America:
      Automation.............................................      --           0.2         0.2
      Avionics & Communications..............................      --            --          --
      Semiconductor Systems..................................      --            --          --
      Automotive.............................................     0.9            --         0.9
    Canada and other areas:
      Automation.............................................     0.3           0.7         1.0
      Avionics & Communications..............................      --            --          --
      Semiconductor Systems..................................     0.1           0.1         0.2
      Automotive.............................................     1.5           0.1         1.6
    Corporate Offices (including certain research and
      development facilities)................................     0.2           0.4         0.6
                                                                -----           ---        ----
              Total..........................................    24.7           7.5        32.2
                                                                =====           ===        ====

ITEM 3.  LEGAL PROCEEDINGS.

     Rocky Flats Plant. On January 30, 1990, a civil action was brought in the United States District Court for the District of Colorado against the Company and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, operated from 1975 through December 31, 1989 by the Company for the Department of Energy (DOE). The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. The plaintiffs, who purportedly represent two classes, sought compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys' fees; an injunction; and other proper relief. On February 13, 1991, the court granted certain of the motions of the defendants to dismiss the case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the court granted in part a renewed motion to dismiss. The remaining portion of the case is pending before the court. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including the Company, in the action. Beginning on that date, the costs of the Company's defense, which had previously been reimbursed to the Company by the DOE, have been and are being paid directly by the DOE. The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action.

     On November 13, 1990, the Company was served with a summons and complaint in another civil action, which the Company believes is totally without merit, brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment, seeking reinstatement with back pay and other unspecified damages. On August 8, 1991, the court dismissed the personal cause of action. On February 2, 1994, the court denied Rockwell's motion to dismiss the complaint for lack of subject matter jurisdiction, and discovery is proceeding. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. The Company believes it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action.

     On January 8, 1991, the Company filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees to which the Company alleges it is entitled under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against the Company alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. The Company believes the government's counterclaim is without merit.

     Hanford Nuclear Reservation. On August 6, 1990 and August 9, 1990, civil actions were filed in the United States District Court for the Eastern District of Washington against the Company and the present and other former operators of the DOE's Hanford Nuclear Reservation (Hanford), Hanford, Washington. The Company operated part of Hanford for the DOE from 1977 through June 1987. Both actions purport to be brought on behalf of various classes of persons and numerous individual plaintiffs who resided, worked, owned or leased real property, or operated businesses, at or near Hanford or downwind or downriver from Hanford, at any time since 1944. The actions allege the improper handling and disposal of radioactive and other hazardous substances and assert various statutory and common law claims. The relief sought includes unspecified compensatory and punitive damages for personal injuries and for economic losses, and various injunctive and other equitable relief.

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of December 19, 1996 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

     Effective October 1, 1994, the DOE assumed control of the defense of certain of the contractor defendants (including the Company) in the In re Hanford Nuclear Reservation Litigation. Beginning on that date, the costs of the Company's defense, which had previously been reimbursed to the Company by the DOE, have been and are being paid directly by the DOE. The Company believes it is entitled under applicable law and its contracts with the DOE to be indemnified for all costs and any liability associated with these actions.

     Other. On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by PCBs discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March 1989. The Company believes that the verdict is unsupported by the evidence and, on July 3, 1996, moved for judgment in its favor notwithstanding the verdict, or in the alternative, for a new trial.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 19, 1996 are as follows:

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
         -------------------------------------------------------------------         ---
    DONALD R. BEALL--Chairman of the Board and Chief Executive Officer of
      Rockwell...................................................................    58

    DON H. DAVIS, JR.--President and Chief Operating Officer of Rockwell since
      July 1995; Executive Vice President and Chief Operating Officer of Rockwell
      from January 1994 to July 1995; Senior Vice President and President,
      Automation of Rockwell from June 1993 to January 1994; President of
      Allen-Bradley prior thereto................................................    57

    W. MICHAEL BARNES--Senior Vice President, Finance & Planning and Chief
      Financial Officer of Rockwell..............................................    54

    WILLIAM J. CALISE, JR.--Senior Vice President, General Counsel and Secretary
      of Rockwell since November 1994; senior partner of Chadbourne & Parke
      (law firm) prior thereto ..................................................    58

    LEE H. CRAMER--Vice President and Treasurer of Rockwell......................    51

    WILLIAM D. FLETCHER--Senior Vice President, Technology & Business Development
      of Rockwell since June 1996; Senior Vice President, International of
      Rockwell from October 1995 to June 1996; President, Asia-Pacific Sales
      Region of Allen-Bradley from March 1995 to October 1995; President of the
      Asia-Pacific Region of Allen-Bradley from June 1993 to March 1995; Senior
      Vice President, International Group and Motion Control Division of
      Allen-Bradley from January 1992 to June 1993; Senior Vice President,
      International Group of Allen-Bradley prior thereto.........................    57

    JODIE K. GLORE--Senior Vice President of Rockwell and President & Chief
      Operating Officer-Rockwell Automation since October 1995; President of
      Allen-Bradley from January 1994 to October 1995; Senior Vice President,
      Automation Group (formerly Industrial Computer and Communication Group) of
      Allen-Bradley from January 1992 to January 1994; Vice President, Sales and
      Marketing of Square D Company (electrical distribution and industrial
      control products) prior thereto............................................    49

    LAWRENCE J. KOMATZ--Vice President and Controller of Rockwell................    54

    THOMAS A. MADDEN--Vice President, Corporate Development of Rockwell since
      September 1996; Vice President--Finance & Administration, Light Vehicle
      Systems of Rockwell from May 1996 to September 1996; Vice
      President--Finance & Administration, Automotive Business of Rockwell from
      October 1994 to May 1996; Assistant Controller of Rockwell prior thereto...    43

    ROBERT H. MURPHY--Senior Vice President since December 1996; Senior Vice
      President, Organization and Human Resources of Rockwell prior thereto......    58

    WILLIAM A. SANTE, II--General Auditor of Rockwell............................    53

    JOHN R. STOCKER--Vice President, Law of Rockwell since November 1994; Vice
      President and Associate General Counsel of Rockwell prior thereto..........    55

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
         -------------------------------------------------------------------         ---
    JOEL R. STONE--Senior Vice President, Organization and Human Resources of
      Rockwell since December 1996; Vice President of Compensation & Benefits
      of Rockwell prior thereto..................................................    52

    CHARLES C. STOOPS, JR.--General Tax Counsel of Rockwell......................    63

    EARL S. WASHINGTON--Senior Vice President, Communications of Rockwell since
      September 1995; Vice President, Advertising and Public Relations of
      Rockwell from March 1994 to September 1995; Vice President, Business
      Development of Rockwell from June 1993 to March 1994; Vice President of
      Strategic Management for Rockwell's Defense Electronics businesses from
      June 1990 to June 1993 and Vice President of Transportation Systems of
      Rockwell's Defense Electronics businesses from June 1992 to June 1993......    51

     There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between him and any person other than the Company. All executive officers are elected annually.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock, par value $1 per share, is traded is the New York Stock Exchange. The Company's Common Stock, par value $1 per share, is also traded on the Pacific Stock Exchange. There is no trading market for the Company's Class A Common Stock, par value $1 per share, but a sale may be effected by selling the Common Stock into which Class A Common Stock is convertible. On December 9, 1996, there were 61,184 shareowners of record of the Company's Common Stock and 44,685 shareowners of record of the Company's Class A Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange--Composite Transactions during each quarter of the Company's fiscal years ended September 30, 1996 and 1995:

                                                        1996                 1995
                                                    ------------         ------------
        FISCAL QUARTERS                             HIGH     LOW         HIGH     LOW
        ---------------                             ----     ---         ----     ---
        First.....................................  53       44          36 7/8   33 5/8
        Second....................................  63 1/4   51 1/2      39 7/8   35
        Third.....................................  60 1/4   55          47 1/8   38 3/4
        Fourth....................................  57       47 1/2      48       43

     During fiscal year 1996 the Company repurchased, through daily open-market purchases, 0.9 million shares of Common Stock. Shares repurchased under the Company's stock repurchase program are to be used for employee stock option and other benefit and compensation plans, conversion of the Company's convertible securities and other corporate purposes.

     The following table sets forth the aggregate quarterly dividends per common share (comprised of the Common Stock and Class A Common Stock) during each of the Company's five fiscal years ended September 30, 1996:

                                                                        DIVIDENDS PER
        FISCAL YEAR                                                     COMMON SHARE
        -----------                                                     -------------
        1996..........................................................      $1.16
        1995..........................................................       1.08
        1994..........................................................       1.02
        1993..........................................................       0.96
        1992..........................................................       0.92

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data of the Company's businesses, excluding financial data pertaining to the A&D Business and the Graphic Systems business and to certain indebtedness of the Company retained by the A&D Business. The selected consolidated financial data have been derived from the consolidated financial statements of the Company. The data should be read in conjunction with the MD&A and the Financial Statements. The income statement data for the five years ended September 30, 1996 and the balance sheet data as of the same dates have been derived from the audited consolidated financial statements of the Company.

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------
                                                  1996        1995       1994       1993       1992
                                                 -------     ------     ------     ------     ------
                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales from continuing operations...............  $10,373     $9,065     $7,029     $6,204     $5,856
Operating earnings.............................    1,248        953        667        593        479
Interest expense...............................       32         25         17         18         35
Income from continuing operations..............      555        493        351        302        243
Earnings per share from continuing
  operations...................................     2.55(1)    2.27       1.59       1.37       1.09
Cash dividends per share.......................     1.16       1.08       1.02       0.96       0.92
BALANCE SHEET DATA: (at end of period)
  Total assets.................................  $10,065     $9,229     $6,593     $6,298     $6,090
  Long-term debt...............................      161        178         30         20         23
  Shareowners' equity..........................    4,256      3,782      3,356      2,956      2,778

---------

(1) Includes 56 cents per share special charge for the write-off of purchased research and development in connection with the acquisition of Brooktree.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The sale of the A&D Business marks an important further step in the transformation of Rockwell. The Company has shifted its strategic focus from aerospace and defense to higher growth U.S. commercial and international markets. Rockwell is now predominantly an electronics company, with 70 percent of 1996 sales coming from its electronics businesses compared to 1984 when 63 percent of Rockwell's sales were aerospace and defense. Sales outside the United States have grown to 43 percent of total sales in 1996 compared to 13 percent in 1984.

     Over the past five years, the financial performance of Rockwell's continuing businesses has been outstanding. Sales have grown at a 15 percent average annual rate and operating earnings increased at a 27 percent average annual rate. Earnings per share from continuing operations, excluding a one-time acquisition-related charge in 1996 of 56 cents per share, have increased from $1.09 per share in 1992 to $3.11 per share in 1996, an average annual increase of 30 percent. Cash flow from these continuing businesses has been equally impressive, with cash provided by operating activities increasing from $200 million in 1992 to $1.2 billion in 1996.

     Rockwell's financial condition continues to be a strength that provides substantial flexibility for its businesses to grow through internal investments and acquisitions. The Company's debt to total capital ratio was a low 11 percent at September 30, 1996, excluding the $2.165 billion of Rockwell debt assumed by Boeing in its acquisition of the A&D Business. Year-end cash balances totaled $700 million and further increased with the $600 million sale of the Graphic Systems business in October, 1996.

     Looking ahead, management has established long-term financial goals for average annual sales growth of 8 percent and average annual earnings per share growth of 15 percent. In addition, the Company was recapitalized in the Reorganization, resulting in very low debt leverage, a major increase in Rockwell's equity and a return on equity in the 14 percent range. The Company's plan is to increase return on equity to 20 percent over the next three years.

RESULTS OF OPERATIONS

1996 Compared to 1995

     Sales from Rockwell's continuing businesses in 1996 were up 14 percent to $10.4 billion from $9.1 billion in 1995 led by significant increases in the Automation, Semiconductor Systems and Automotive's Light Vehicle Systems businesses. The composition of sales was as follows (in billions):

                                                                            1996      1995
                                                                            -----     ----
    U.S. Commercial.......................................................  $ 5.3     $4.5
    International.........................................................    4.5      3.9
    U.S. Government.......................................................     .6       .7
                                                                            -----     ----
         Total............................................................  $10.4     $9.1
                                                                            =====     ====

     Income from continuing operations in 1996, before a $121 million, or 56 cents per share, special charge, was $676 million, or $3.11 per share, a 37 percent increase over 1995's comparable income of $493 million, or $2.27 per share. Including this charge, income from continuing operations in 1996 was $555 million, or $2.55 per share, an increase of 12 percent over 1995.

     The 1996 one-time special charge was for the write-off of purchased research and development in connection with the Company's acquisition of Brooktree. In 1996 the Company also recorded a $77 million after-tax restructuring charge related to a decision to exit several non-strategic product lines and the costs associated with staff reductions in several businesses. This charge was offset by favorable settlements of prior years' income tax and insurance claims of $76 million after tax.

Continuing Operations

Sales and Earnings by Business Segment

                                                            YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                1996       1995       1994       1993       1992
                                               -------    -------    -------    -------    -------
                                                                  (IN MILLIONS)
SALES
  Electronics
     Automation.............................   $ 4,165    $ 3,590    $ 2,085    $ 1,716    $ 1,471
     Avionics & Communications..............     1,475      1,468      1,419      1,407      1,503
     Semiconductor Systems..................     1,593        875        691        530        431
                                               -------    -------    -------    -------    -------
       Total Electronics....................     7,233      5,933      4,195      3,653      3,405
                                               -------    -------    -------    -------    -------
  Automotive
     Heavy Vehicle Systems..................     1,822      1,929      1,744      1,455      1,373
     Light Vehicle Systems..................     1,318      1,192        900        893        896
                                               -------    -------    -------    -------    -------
       Total Automotive.....................     3,140      3,121      2,644      2,348      2,269
                                               -------    -------    -------    -------    -------
  Divested businesses.......................        --         11        190        203        182
                                               -------    -------    -------    -------    -------
       Total sales..........................   $10,373    $ 9,065    $ 7,029    $ 6,204    $ 5,856
                                               =======    =======    =======    =======    =======

                                                            YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------
                                                1996       1995       1994       1993       1992
                                               -------    -------    -------    -------    -------
                                                                (IN MILLIONS)
OPERATING EARNINGS
  Electronics
     Automation.............................   $   537    $   481    $   265    $   193    $   102
     Avionics & Communications..............       163        178        182        221        228
     Semiconductor Systems..................       330        113         98         57         26
                                               -------    -------    -------    -------    -------
       Total Electronics....................     1,030        772        545        471        356
  Automotive................................       218        212        114        135        107
  Divested businesses.......................        --        (31)         8        (13)        16
                                               -------    -------    -------    -------    -------
Operating earnings..........................     1,248        953        667        593        479
Restructuring charge........................      (122)        --         --         --         --
Purchased research and development..........      (121)        --         --         --         --
General corporate--net......................       (77)      (117)       (82)       (83)       (54)
Interest expense............................       (32)       (25)       (17)       (18)       (35)
Provision for income taxes..................      (341)      (318)      (217)      (190)      (147)
                                               -------    -------    -------    -------    -------
     Income from continuing operations......   $   555    $   493    $   351    $   302    $   243
                                               =======    =======    =======    =======    =======

     The Company's Electronics businesses accounted for 70 percent of total 1996 sales and 83 percent of total operating earnings. Following is a discussion of sales and earnings of Rockwell's continuing businesses.

     Automation, Rockwell's largest business with 40 percent of total sales, reported a 16 percent sales increase over 1995 with 7 percent due to stronger worldwide markets and 9 percent due to the inclusion of Reliance sales for the full year compared to nine months in 1995. Although growth in Automation's served markets continued in 1996, the rate of growth in this industry slowed from 1995's record levels. Automation's 1996 earnings increased 12 percent over 1995 due to higher sales and improved profit margins. Automation's earnings as a percentage of sales increased each quarter during 1996, from 11.3 percent in the first quarter to 14.3 percent in the fourth quarter.

     Semiconductor Systems, Rockwell's fastest growing business, achieved an 82 percent increase in 1996 sales while earnings were triple 1995 earnings due to strong customer demand for its very high speed personal computer modem chipsets. For the year, Semiconductor Systems achieved an excellent 21 percent return on sales compared to 13 percent in 1995. Semiconductor Systems operates in a volatile industry, characterized by rapid technological advances and constantly changing customer demand patterns. Participation in this industry requires significant investments in research and development, frequent new product introductions or enhancements, and aggressive pricing practices. Future sales and earnings of this business are dependent on the continued successful development of advanced technologies and timely introduction of new products. While management does not see the Semiconductor Systems business sustaining the dramatic sales and earnings growth rates achieved in 1996, it does expect continued growth in 1997.

     Avionics & Communications 1996 sales were up slightly from 1995 while earnings were down 8 percent. Record sales and earnings by the business' General Aviation division were more than offset by a charge resulting from the bankruptcy of Fokker N.V. and higher commercial air transport research and development expenditures. Strengthening in the commercial air transport market during the second half of the fiscal year positions Avionics & Communications to achieve strong sales and earnings improvements in 1997.

     Automotive represents 30 percent of the Company's total sales. In 1996 Automotive's sales and earnings were slightly ahead of 1995 with a return on sales of 7 percent compared to 6.8 percent in 1995. Within Automotive, earnings of the Heavy Vehicle Systems business were up 7 percent with improved cost performance in North America and gains on property sales more than offsetting a significant sales and earnings decline in the Brazilian operations due to depressed economic conditions. In the Light Vehicle Systems business, higher volume related earnings were offset by new product launch costs in the roof and seat systems operations. Sales for this business increased 11 percent in 1996.

1995 Compared to 1994

     Sales for 1995 increased $2 billion, or 29 percent, from 1994 sales. The acquisition of Reliance in January 1995 contributed $1 billion to this sales increase, while strong markets, new product introductions and increased market share led to substantial sales increases by the Semiconductor Systems, Automation, and Light and Heavy Vehicle Systems businesses. Avionics & Communications 1995 sales were also up from 1994. International sales increased 29 percent over 1994.

     Income from continuing operations for 1995 increased 40 percent over 1994. Automation's 1995 earnings were up 82 percent over 1994, 45 percent due to strong worldwide markets for Allen-Bradley products and 37 percent to the inclusion of Reliance in 1995's results. Excluding Reliance, Automation posted 1995 sales increases of 19 percent in the United States, 36 percent in Canada, 38 percent in Asia-Pacific, 28 percent in Europe, and 26 percent in Latin America.

     Semiconductor Systems' earnings were 15 percent higher than 1994 due to strong customer demand for its new high speed data modem chipsets which reached full production during 1995's third quarter. In the fourth quarter, Semiconductor Systems' earnings were more than three times higher than 1994's fourth quarter earnings.

     Avionics & Communications' 1995 earnings were approximately the same as 1994 as a result of significant investments in products to address the land transportation electronics market being offset by strengthening commercial avionics markets in the second half of 1995 and substantial completion of development work on the Boeing 777 program.

     Automotive's 1995 earnings were up 86 percent over 1994 due to sales increases and improved operating performance in both its Heavy and Light Vehicle Systems businesses, and lower Heavy Vehicle Systems product warranty costs. Earnings of Heavy Vehicle Systems in 1995 more than doubled 1994's results, while earnings of Light Vehicle Systems were up 32 percent over 1994. Automotive's return on sales increased to 6.8 percent in 1995 compared to 4.3 percent in 1994.

INCOME TAXES

     The Company's effective income tax rate from continuing operations in 1996 was 38 percent compared to 39.2 percent in 1995. A favorable $65 million settlement of prior years' research and experimentation tax credit refund claim reduced the current year's effective income tax rate by 7.2 percent. This reduction was partially offset by a 4.7 percent increase in the effective income tax rate due to the one-time write-off of purchased research and development, which is not deductible for tax purposes.

     At September 30, 1996, the Company had unrecognized tax benefits from foreign net operating loss carryforwards of approximately $37 million. The Company also had foreign tax credit carryforwards of approximately $52 million and an unrecognized tax benefit from a capital loss carryforward of $45 million, resulting from the sale of Reliance's telecommunications business. These tax benefits generally expire between 1997 and 2001 and are available to reduce future income taxes of the Company.

DISCONTINUED OPERATIONS

     Discontinued operations consist of the A&D Business sold to Boeing and the Graphic Systems business sold to an affiliate of Stonington Partners, Inc., as well as the interest expense associated with the debt assumed by Boeing and corporate expenses related to these businesses. The decrease in 1996 earnings from discontinued operations primarily reflects a significant adverse contract adjustment in the defense electronics business and losses in the commercial printing press business.

FINANCIAL CONDITION

     Bolstered by the excellent 1996 earnings performance of continuing businesses, cash provided by operating activities rose to $1.2 billion compared to $700 million in 1995. This is after funding the working capital needs of the businesses as well as record research and new product development expenditures of $691 million.

     The major use of cash in 1996 was $866 million for capital expenditures to fund the growth of the Company's businesses. Substantially all the capital expenditures were for facilities and equipment to support growth initiatives as well as cost reduction and quality improvement programs. Nearly half of these capital expenditures were spent by the Semiconductor Systems business. In July 1996, the Semiconductor Systems business announced that, due to current and forecasted favorable pricing in the worldwide semiconductor silicon wafer fabrication market, it delayed production start-up of a new facility currently under construction in Colorado Springs, Colorado. The facility is now planned to start production in 1998. For 1997 the Company's capital expenditures are planned to be about $900 million with two-thirds being spent by the Semiconductor Systems and Automation businesses.

     The major use of cash in 1995 was the acquisition of Reliance for $1.1 billion (net of $475 million proceeds from the sale of its telecommunications business). The largest acquisition in 1996 was Brooktree for $278 million.

     Another use of the Company's cash is payment of dividends. In 1996 dividend payments totaled a record $253 million, or 35 percent of net income.

RETIREMENT BENEFITS

     The Company's retirement benefit payments over the next several years will be significantly lower as a result of the sale of the A&D Business. Medical payments for Rockwell retirees totaled $206 million in 1996, including $122 million for retirees of the A&D Business, for whom payment will in the future be the responsibility of Boeing.

     Rockwell's pension payments to retirees will be very low in 1997 since Boeing has assumed the pension liabilities for substantially all of Rockwell's U.S. employees who retired prior to January 1, 1996, as well as future pension liabilities for the active employees of the A&D Business. Pension plan assets substantially in excess of assumed pension liabilities were transferred to Boeing. Rockwell's continuing pension plans remain overfunded and even though current benefit payments are projected to be insignificant in the near future, the Company intends to fund the plans on a regular basis.

ENVIRONMENTAL ISSUES

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and other activities affecting the environment have had and will continue to have an impact on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position, or financial statements.

     The Company has been designated as a potentially responsible party at 31 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1996 to be about $52 million, of which $35 million has been accrued.

     Various other lawsuits, claims, and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed of properties. For these matters, management has estimated the total reasonably possible costs the Company could incur at September 30, 1996 to be about $140 million. The Company has recorded environmental accruals for these matters of $112 million, of which $50 million relate to Reliance.

     A major portion of the $50 million accrual for Reliance's environmental obligations is recoverable from Exxon Corporation, based on an agreement between Exxon and Reliance whereby Exxon agreed to pay substantially all costs related to certain environmental matters. An offsetting $19 million receivable from Exxon has been recorded at September 30, 1996. The Company believes Reliance is entitled to indemnification from Exxon for an additional $21 million of costs, but no receivable has been recorded since Exxon is disputing its indemnification obligation.

     Based on its assessment, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position, or financial statements. Management cannot assess the possible effect of compliance with future requirements.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those described above in the discussion of the Semiconductor Systems business under Results of Operations, 1996 Compared to 1995, on page 13 hereof and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                  ASSETS                                     1996        1995
                                                                            -------     ------
CURRENT ASSETS
Cash (includes time deposits and certificates of deposit:
  1996, $432; 1995, $447).................................................  $   715     $  686
Receivables (less allowance for doubtful accounts:
  1996, $98; 1995, $54)...................................................    1,661      1,547
Inventories...............................................................    1,780      1,596
Deferred income taxes.....................................................      306        222
Other current assets......................................................      336        225
Net assets of Graphic Systems.............................................      560        569
                                                                            -------     ------
       Total current assets...............................................    5,358      4,845
                                                                            -------     ------
PROPERTY
Land......................................................................      101         87
Land and leasehold improvements...........................................       83         84
Buildings.................................................................    1,042        950
Machinery and equipment...................................................    2,881      2,586
Office and data processing equipment......................................      663        592
Construction in progress..................................................      486        274
                                                                            -------     ------
       Total..............................................................    5,256      4,573
Less accumulated depreciation.............................................    2,594      2,308
                                                                            -------     ------
Net property..............................................................    2,662      2,265
                                                                            -------     ------
INTANGIBLE ASSETS.........................................................    1,809      1,861
                                                                            -------     ------
OTHER ASSETS..............................................................      236        258
                                                                            -------     ------
       TOTAL..............................................................  $10,065     $9,229
                                                                            =======     ======

See notes to financial statements.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                              SEPTEMBER 30,
                                                                            ------------------
                   LIABILITIES AND SHAREOWNERS' EQUITY                       1996        1995
                                                                            -------     ------
CURRENT LIABILITIES
Short-term debt...........................................................  $   350     $  115
Accounts payable..........................................................    1,220      1,081
Accrued compensation and benefits.........................................      508        454
Accrued income taxes......................................................      154        113
Other current liabilities.................................................      740        565
Net liabilities of A&D Business...........................................    1,309      1,457
                                                                            -------     ------
       Total current liabilities..........................................    4,281      3,785
                                                                            -------     ------
LONG-TERM DEBT............................................................      161        178
                                                                            -------     ------
ACCRUED RETIREMENT BENEFITS...............................................    1,096      1,129
                                                                            -------     ------
OTHER LIABILITIES.........................................................      271        355
                                                                            -------     ------
SHAREOWNERS' EQUITY
Common Stock (shares issued--209.5).......................................      210        210
Class A Common Stock (shares issued: 1996, 27.9; 1995, 32.9)..............       28         33
Additional paid-in capital................................................      199        187
Retained earnings.........................................................    4,466      4,158
Currency translation and pension adjustments..............................     (103)       (99)
Common Stock in treasury, at cost (shares held:
  1996, 18.9; 1995, 25.4).................................................     (544)      (707)
                                                                            -------     ------
Total shareowners' equity.................................................    4,256      3,782
                                                                            -------     ------
       TOTAL..............................................................  $10,065     $9,229
                                                                            =======     ======

See notes to financial statements.

                        STATEMENT OF CONSOLIDATED INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                                   -----------------------------
                                                                    1996        1995       1994
                                                                   -------     ------     ------
REVENUES
Sales............................................................  $10,373     $9,065     $7,029
Other income.....................................................      169         73         44
                                                                   -------     ------     ------
Total revenues...................................................   10,542      9,138      7,073
                                                                   -------     ------     ------
COSTS AND EXPENSES
Cost of sales....................................................    7,877      6,991      5,455
Selling, general, and administrative.............................    1,494      1,311      1,033
Restructuring....................................................      122         --         --
Purchased research and development...............................      121         --         --
Interest.........................................................       32         25         17
                                                                   -------     ------     ------
Total costs and expenses.........................................    9,646      8,327      6,505
                                                                   -------     ------     ------
Income from continuing operations before income taxes............      896        811        568
Provision for income taxes.......................................      341        318        217
                                                                   -------     ------     ------
INCOME FROM CONTINUING OPERATIONS................................      555        493        351
Income from discontinued operations..............................      171        249        283
                                                                   -------     ------     ------
NET INCOME.......................................................  $   726     $  742     $  634
                                                                   =======     ======     ======
EARNINGS PER SHARE:
  Continuing operations..........................................  $  2.55     $ 2.27     $ 1.59
  Discontinued operations........................................      .79       1.15       1.28
                                                                   -------     ------     ------
  Net income.....................................................  $  3.34     $ 3.42     $ 2.87
                                                                   =======     ======     ======
AVERAGE SHARES OUTSTANDING.......................................    217.6      217.2      220.5
                                                                   =======     ======     ======

See notes to financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                  1996        1995        1994
                                                                 -------     -------     -------
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
Income from continuing operations..............................  $   555     $   493     $   351
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
  Depreciation.................................................      421         333         289
  Amortization of intangible assets............................      121          95          53
  Deferred income taxes........................................     (124)         (7)        (27)
  Pension expense, net of contributions........................       98          68          53
  Restructuring, net of expenditures...........................      111          --          --
  Purchased research and development...........................      121          --          --
  Changes in assets and liabilities, excluding effects of
     acquisitions, divestitures, and foreign currency
     adjustments:
     Receivables...............................................     (105)       (162)       (127)
     Inventories...............................................     (201)       (141)        (68)
     Accounts payable..........................................      114         154         146
     Accrued income taxes......................................       41         (96)         66
     Other assets and liabilities..............................       12         (27)          4
                                                                 -------     -------     -------
     CASH PROVIDED BY OPERATING ACTIVITIES.....................    1,164         710         740
                                                                 -------     -------     -------
INVESTING ACTIVITIES
Property additions.............................................     (866)       (590)       (470)
Acquisitions of businesses (net of cash acquired)..............     (322)     (1,158)        (18)
Proceeds from the disposition of property and businesses.......       79          18          93
                                                                 -------     -------     -------
     CASH USED FOR INVESTING ACTIVITIES........................   (1,109)     (1,730)       (395)
                                                                 -------     -------     -------
FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings...................      232        (208)        (68)
Payments of long-term debt.....................................      (31)        (44)        (25)
Long-term borrowings...........................................       --          29          22
                                                                 -------     -------     -------
  Net increase (decrease) in debt..............................      201        (223)        (71)
Purchase of treasury stock.....................................      (48)       (137)       (155)
Dividends......................................................     (253)       (235)       (225)
Reissuance of common stock.....................................       42          50          38
                                                                 -------     -------     -------
     CASH USED FOR FINANCING ACTIVITIES........................      (58)       (545)       (413)
                                                                 -------     -------     -------
CASH USED FOR CONTINUING OPERATIONS............................       (3)     (1,565)        (68)
                                                                 -------     -------     -------
DISCONTINUED OPERATIONS:
  Operating activities.........................................       90         439         246
  Investing activities.........................................      (84)       (104)        (89)
  Financing activities.........................................       26       1,295        (168)
                                                                 -------     -------     -------
CASH PROVIDED BY (USED FOR) DISCONTINUED OPERATIONS............       32       1,630         (11)
                                                                 -------     -------     -------
INCREASE (DECREASE) IN CASH....................................       29          65         (79)
                                                                 -------     -------     -------
CASH AT BEGINNING OF YEAR......................................      686         621         700
                                                                 -------     -------     -------
CASH AT END OF YEAR............................................  $   715     $   686     $   621
                                                                 =======     =======     =======

See notes to financial statements.

                 STATEMENT OF CONSOLIDATED SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------
                                                                     1996       1995       1994
                                                                    ------     ------     ------
COMMON STOCK (no shares issued during years)......................  $  210     $  210     $  210
                                                                    ------     ------     ------
CLASS A COMMON STOCK
Beginning balance.................................................      33         37         42
Conversions into Common Stock.....................................      (5)        (4)        (5)
                                                                    ------     ------     ------
Ending balance....................................................      28         33         37
                                                                    ------     ------     ------
ADDITIONAL PAID-IN CAPITAL
Beginning balance.................................................     187        175        165
Exercise of stock options.........................................      12         12         10
                                                                    ------     ------     ------
Ending balance....................................................     199        187        175
                                                                    ------     ------     ------
RETAINED EARNINGS
Beginning balance.................................................   4,158      3,762      3,472
Net income........................................................     726        742        634
Dividends per common share (1996, $1.16; 1995, $1.08; 1994,
  $1.02)..........................................................    (253)      (235)      (225)
Treasury stock reissuances........................................    (165)      (111)      (119)
                                                                    ------     ------     ------
Ending balance....................................................   4,466      4,158      3,762
                                                                    ------     ------     ------
CURRENCY TRANSLATION AND PENSION ADJUSTMENTS
Beginning balance.................................................     (99)       (97)      (197)
Currency translation..............................................      (4)        (2)        20
Pension adjustment................................................      --         --         80
                                                                    ------     ------     ------
Ending balance....................................................    (103)       (99)       (97)
                                                                    ------     ------     ------
TREASURY STOCK
Beginning balance.................................................    (707)      (731)      (736)
Purchases.........................................................     (48)      (137)      (155)
Reissuances, principally Class A Common Stock conversions.........     211        161        160
                                                                    ------     ------     ------
Ending balance....................................................    (544)      (707)      (731)
                                                                    ------     ------     ------
TOTAL SHAREOWNERS' EQUITY.........................................  $4,256     $3,782     $3,356
                                                                    ======     ======     ======

See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

     During fiscal 1996, the Company entered into definitive agreements to sell its Graphic Systems business to an affiliate of Stonington Partners, Inc. and to merge the A&D Business with a subsidiary of Boeing. The Graphic Systems business was sold in October 1996 for approximately $600 million. The merger of the Company's A&D Business with Boeing was completed in December 1996. The Graphic Systems business and the A&D Business are reflected in the financial statements as discontinued operations for all periods presented (see Note 3).

     The A&D Business was merged with a subsidiary of Boeing in a tax-free transaction valued at approximately $3.2 billion, including the assumption by Boeing of approximately $2.3 billion of liabilities, principally debt. Boeing issued approximately $860 million of its stock in exchange for the Company's shareowners' interest in the A&D Business.

     Immediately prior to the merger, the Company transferred its Automation, Avionics & Communications, Semiconductor Systems, and Automotive businesses to a new company (New Rockwell), which has retained the Rockwell name, and is reflected in the financial statements as the continuing operations of Rockwell for all periods presented. Shares of New Rockwell were distributed to the Company's shareowners on the effective date of the transaction on a one-for-one share basis.

     The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform with the current presentation.

     Except as indicated, amounts reflected in the financial statements or disclosed in the notes to financial statements relate to the Company's continuing operations.

2. ACCOUNTING POLICIES

  Inventories

     Inventories are stated at the lower of cost (using LIFO, FIFO, or average methods) or market (determined on the basis of estimated realizable values).

  Property

     Property is stated at cost. Depreciation of property is provided based on estimated useful lives generally using accelerated and straight-line methods. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amount, are charged to expense.

  Intangible Assets

     Goodwill represents the excess of the cost of purchased businesses over the fair value of their net assets at the date of acquisition and is amortized by the straight-line method over periods ranging from 10 to 40 years. Trademarks, patents, product technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years.

     Management reviews periodically the realizability of goodwill and other intangible assets based on an evaluation of remaining useful lives, cash flows, and profitability projections and has determined that there is no impairment at September 30, 1996.

  Environmental Matters

     The Company records accruals for environmental issues in the accounting period in which its responsibility is established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the Company records a liability for its allocable share of costs related to its involvement with the site as well as an allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which the Company is the only responsible party, the Company records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. If recovery from a third party is determined to be probable, the Company records a receivable for the estimated recovery.

  Earnings Per Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. The computation does not include a negligible dilutive effect of stock options.

  New Accounting Standards

     The company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of." The adoption of this standard did not have a material effect on the financial statements.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which is effective for fiscal year 1997. Under SFAS No. 123, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Company expects to implement in fiscal year 1997 the disclosure only provisions, as permitted by SFAS No. 123.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which is effective for fiscal year 1998. The Company does not expect adoption of this statement to have a material effect on the financial statements.

3. DISCONTINUED OPERATIONS

     Discontinued operations includes the Graphic Systems business and the A&D Business (see Note 1). The assets and liabilities of the A&D Business have been classified on the balance sheet as net liabilities of the A&D Business and consist of the following (in millions):

                                                                               SEPTEMBER 30,
                                                                             -----------------
                                                                              1996       1995
                                                                             ------     ------
Receivables................................................................  $  738     $  799
Inventories................................................................     327        251
Net property...............................................................     540        583
Prepaid pension costs......................................................   1,261      1,158
Other assets...............................................................     238        253
                                                                             ------     ------
     Total assets of A&D Business..........................................   3,104      3,044
                                                                             ------     ------
Short-term debt............................................................     565        539
Accounts payable and accrued liabilities...................................     782        833
Long-term debt.............................................................   1,597      1,597
Accrued retirement benefits................................................   1,469      1,532
                                                                             ------     ------
     Total liabilities of A&D Business.....................................   4,413      4,501
                                                                             ------     ------
     Net liabilities of A&D Business.......................................  $1,309     $1,457
                                                                             ======     ======

     Pursuant to the merger agreement, in addition to the A&D Business, Boeing acquired certain Rockwell corporate property and United States pension plan assets and assumed pension obligations related to certain former employees of the continuing businesses (see Note 15). Boeing also assumed $2,165 million of the short- and long-term domestic borrowings of the Company (see Notes 8 and 10). Accordingly, these amounts have been presented on the balance sheet as net liabilities of the A&D Business. The net liabilities of the A&D Business at the date of this transaction have been recorded as an increase to additional paid-in capital in fiscal year 1997.

     The assets and liabilities of the Graphic Systems business have been classified on the balance sheet as net assets of Graphic Systems and consist of the following (in millions):

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Receivables...............................................................  $   169     $  142
Inventories...............................................................      157        224
Other current assets......................................................       50         44
Net property..............................................................      140        178
Customer finance receivables..............................................      174        203
Other assets..............................................................      164        180
                                                                            -------     ------
  Total assets of Graphic Systems.........................................      854        971
Accounts payable and accrued liabilities..................................      294        402
                                                                            -------     ------
  Net assets of Graphic Systems...........................................  $   560     $  569
                                                                            =======     ======

     The net income (loss) from operations of the A&D Business and the Graphic Systems business has been reflected on the statement of income as income from discontinued operations. Summarized results of discontinued operations are as follows (in millions):

                                                           YEAR ENDED SEPTEMBER 30,
                                           --------------------------------------------------------
                                                 1996                1995                1994
                                           ----------------    ----------------    ----------------
                                                    GRAPHIC             GRAPHIC             GRAPHIC
                                            A&D     SYSTEMS     A&D     SYSTEMS     A&D     SYSTEMS
                                           ------   -------    ------   -------    ------   -------
Revenues.................................  $3,089    $ 712     $3,244    $ 717     $3,458    $ 674
Income before income taxes...............     311        8        353       62        425       28
Income taxes.............................     133       15        141       25        159       11
Net income (loss)........................     178       (7)       212       37        266       17

     The net loss for Graphic Systems for the year ended September 30, 1996 includes net income from operations of $3 million offset by a provision for loss on the sale of $10 million.

     The Graphic Systems business and the A&D Business utilized certain services which are provided for all of the Company's businesses on a centralized basis, including payroll administration, data processing, and telecommunications services. These businesses were also allocated costs of centrally administered programs, including employee medical claims and property and casualty insurance. These costs were charged to businesses based on actual usage of these services and programs and were $107 million, $150 million, and $180 million in 1996, 1995, and 1994, respectively.

     These businesses also received other services provided by the Company, including financial, legal, tax, corporate communications, and human resources. The costs of these services are allowable overhead costs on government contracts and, accordingly, have been included in the results of operations of the A&D Business. These costs have been allocated to the A&D Business using a variety of factors, including sales, assets, inventory, and payroll and were $35 million, $32 million, and $40 million in 1996, 1995, and 1994, respectively. Management believes that the methods of allocating costs to these businesses are reasonable.

     Interest expense of $159 million, $142 million, and $75 million in 1996, 1995, and 1994, respectively, has been allocated to the A&D Business based on the actual interest expense associated with the borrowings assumed by Boeing.

4. RESTRUCTURING

     During 1996, the Company recorded restructuring charges of $122 million before tax ($77 million after tax, or 35 cents per share). The restructuring charges relate to a decision to exit non-strategic product lines involving certain truck communications and intelligent transportation products, as well as the costs associated with staff reductions in several businesses.

     The provision includes asset impairments of $71 million, severance and other employee costs of $35 million, and contractual commitments and other costs of $16 million. As of September 30, 1996, the Company had expended $11 million related to these actions, which are expected to be completed by the end of 1997.

5. ACQUISITION OF BUSINESSES

     In September 1996, the Company acquired Brooktree, a designer and manufacturer of digital and mixed-signal integrated circuits for computer graphics, multimedia, imaging, and communications applications, for $278 million. The acquisition was accounted for as a purchase as of September 30, 1996 and the price allocation included a write-off of $121 million for purchased research and development. The Company also acquired several other businesses in 1996 at a net cost of $68 million. Pro forma information is not presented as the results of operations of Brooktree and the other acquisitions are not material in relation to the Company's income from continuing operations.

     In January 1995, the Company completed its acquisition of Reliance, a major manufacturer of industrial products and telecommunications equipment, for $1,066 million, net of proceeds from the sale of Reliance's telecommunications business. The acquisition of Reliance was accounted for as a purchase as of December 31, 1994 and the results of operations, exclusive of the divested telecommunications business, have been included in the statement of income since that date.

     The following unaudited pro forma information has been prepared assuming Reliance had been acquired as of the beginning of the years presented. The pro forma information is presented for informational purposes and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. The pro forma information is not intended to be a projection of future results.

                                                                                YEAR ENDED
                                                                              SEPTEMBER 30,
                                                                            ------------------
    PRO FORMA INFORMATION (UNAUDITED) (IN MILLIONS, EXCEPT PER SHARE)        1995        1994
                                                                            -------     ------
Revenues..................................................................  $ 9,467     $8,311
Net income................................................................      742        600
Earnings per share........................................................     3.42       2.72

6. INVENTORIES

     Inventories are summarized as follows (in millions):

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Finished goods............................................................  $   491     $  456
Work in process...........................................................      880        749
Raw materials, parts, and supplies........................................      466        445
                                                                            -------     ------
Total.....................................................................    1,837      1,650
Less allowance to adjust the carrying value of certain inventories (1996,
  $737; 1995, $801) to a LIFO basis.......................................       57         54
                                                                            -------     ------
Inventories...............................................................  $ 1,780     $1,596
                                                                            =======     ======

7. INTANGIBLE ASSETS

     Intangible assets are summarized as follows (in millions):

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Goodwill, less accumulated amortization (1996, $238; 1995, $200)..........  $ 1,289     $1,328
Trademarks, patents, product technology, and other intangibles, less
  accumulated amortization (1996, $371; 1995, $350).......................      520        533
                                                                            -------     ------
Intangible assets.........................................................  $ 1,809     $1,861
                                                                            =======     ======

8. SHORT-TERM DEBT

     Short-term debt consisted of the following (in millions):

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Commercial paper..........................................................  $   210     $   --
Short-term foreign bank borrowings........................................      123         97
Current portion of long-term debt.........................................       17         18
                                                                            -------     ------
Short-term debt...........................................................  $   350     $  115
                                                                            =======     ======

     Short-term debt of $565 million and $539 million at September 30, 1996 and 1995, respectively, has been included in net liabilities of the A&D Business as Boeing assumed $565 million of short-term borrowings in connection with the Reorganization (see Note 1).

     Weighted average interest rates on the remaining short-term borrowings:

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Commercial paper..........................................................     5.4%         --
Short-term foreign bank borrowings........................................     4.1%       4.6%

     At September 30, 1996, the Company had $1.5 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $505 million at September 30, 1996 and consisted of arrangements for which there are no significant commitment fees.

9. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Accrued product warranties................................................  $   215     $  184
Contract reserves and advance payments....................................      131        117
Accrued taxes other than income taxes.....................................       73         67
Other.....................................................................      321        197
                                                                            -------     ------
Other current liabilities.................................................  $   740     $  565
                                                                            =======     ======

10. LONG-TERM DEBT

     Long-term debt consisted of the following (in millions):

                                                                              SEPTEMBER 30,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
6.8% notes, payable in 2003...............................................  $   139     $  138
Other obligations, principally foreign....................................       39         58
                                                                            -------     ------
Total.....................................................................      178        196
Less current portion......................................................       17         18
                                                                            -------     ------
Long-term debt............................................................  $   161     $  178
                                                                            =======     ======

     Long-term debt obligations of $1,597 million at September 30, 1996 and 1995 are included in net liabilities of the A&D Business as Boeing assumed responsibility for these obligations in connection with the Reorganization (see
Note 1).

     At September 30, 1996, aggregate maturities of long-term debt during the five years ending September 30, 2001 were as follows (in millions): 1997, $17; 1998, $4; 1999, $3; 2000, $3; and 2001, $1.

11. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At September 30, 1996, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all of the Company's outstanding foreign currency forward exchange contracts aggregated $919 million and $681 million at September 30, 1996 and 1995, respectively. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

12. CAPITAL STOCK

     At September 30, 1996, the authorized stock of the Company consisted of 600 million shares of Common Stock and 200 million shares of Class A Common Stock, each with a $1 par value, and 12 million shares of preferred stock without par value. The Class A Common Stock was substantially identical to the Common Stock except that each share of Class A Common Stock entitled the holder to ten votes on all matters on which holders of Common Stock were entitled to vote, was not transferable except in certain limited circumstances, and was convertible at any time into Common Stock on a share-for-share basis. At September 30, 1996, 26 million shares of common stock were reserved for various employee incentive plans.

     In 1996, 117,821 shares of Series A and Series B preferred stock were converted into common stock. The remaining 9,892 shares were redeemed by the Company at prices of $100.00 per share for the Series A stock and $36.00 per share for the Series B stock.

     Changes in outstanding common shares are summarized as follows (in millions):

                                                                         1996    1995      1994
                                                                         -----   -----     -----
Beginning balance......................................................  217.0   218.6     221.0
Treasury stock purchases...............................................    (.9)   (3.5)     (4.1)
Other, principally stock option exercises..............................    2.4     1.9       1.7
                                                                         -----   -----     -----
Ending balance.........................................................  218.5   217.0     218.6
                                                                         =====   =====     =====

     Outstanding common stock at September 30, 1996 consisted of 190.6 million shares of Common Stock and 27.9 million shares of Class A Common Stock.

     As a result of the Reorganization, the Company is authorized to issue 1,000,000,000 shares of Common Stock and 100,000,000 shares of Class A Common Stock, each with a $1 par value, and 25,000,000 shares of Preferred Stock without par value. Shareowners of the Company received one share of New Rockwell Common Stock and Class A Common Stock for each share held of Rockwell Common Stock and Class A Common Stock, respectively, in connection with the Reorganization. The terms of the New Rockwell Common Stock and Class A Common Stock are substantially the same as those of the Rockwell Common Stock and Class A Common Stock. Associated with each share of New Rockwell Common Stock and Class A Common Stock is a Preferred Share Purchase Right (Right) pursuant to which the holder of each such share of Common Stock and Class A Common Stock may, in certain takeover-related circumstances, become entitled to purchase from the Company 1/100 of a share of Series A Junior Participating Preferred Stock at a price of $250. The terms and conditions of the Rights are set forth in a Rights Agreement dated as of November 30, 1996 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent. The New Rockwell Class A Common Stock will be automatically converted into New Rockwell Common Stock on February 23, 1997.

13. EMPLOYEE STOCK OPTIONS

     Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees at prices equal to or above the fair market value of such stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, the Company's common stock, or a combination thereof. The options have vesting periods which range from 1 to 3 years.

     Information relative to employee stock options is as follows (shares in thousands):

                                                                    1996      1995        1994
                                                                   -------   -------     -------
Number of shares under option:
  Outstanding at beginning of year................................  10,363    10,336       9,676
  Granted.........................................................   1,840     1,776       2,157
  Exercised.......................................................  (1,295)   (1,713)     (1,401)
  Expired.........................................................     (37)      (36)        (96)
                                                                   -------   -------     -------
  Outstanding at end of year......................................  10,871    10,363      10,336
                                                                   =======   =======     =======
  Exercisable at end of year......................................   8,594     8,601       8,222
                                                                   =======   =======     =======
The ranges of exercise prices per share for options outstanding at
  September 30:
    High.......................................................... $ 60.88   $ 46.75     $ 41.88
     Low.......................................................... $ 16.75   $ 16.75     $ 16.75

     Options outstanding and exercisable at September 30, 1996 included 175,890 related to Class A Common Stock. Shares available for future grant or payment under various incentive plans were 14.7 million at September 30, 1996. Outstanding options expire at various dates from December 2, 1997 to July 10, 2006. None of the incentive plans presently permits options to be granted after July 10, 2006.

     In connection with the Reorganization, stock options of Rockwell were converted into stock options of New Rockwell. The number of options and exercise price of each option were adjusted to preserve the aggregate intrinsic value of the options.

14. RETIREMENT MEDICAL PLANS

     The Company has retirement medical plans which cover most of its United States employees and provide for the payment of medical costs of eligible employees and dependents upon retirement.

     Retirement medical expense for continuing operations consisted of the following (in millions):

                                                                        1996     1995     1994
                                                                        ----     ----     ----
Service cost--benefits attributed to service during the year..........  $ 10     $  9     $  9
Interest accrued on accumulated retirement medical obligation.........    75       72       64
Amortization of plan amendments and net actuarial gains...............   (18)     (22)     (21)
                                                                        ----     ----     ----
Retirement medical expense............................................  $ 67     $ 59     $ 52
                                                                        ====     ====     ====

     The Company's retirement medical obligation at September 30, 1996 and 1995 consisted of the following (in millions):

                                                                              1996       1995
                                                                             ------     ------
Accumulated retirement medical obligation:
  Retirees...............................................................    $  796     $  753
  Employees eligible to retire...........................................        88         99
  Employees not eligible to retire.......................................       150        179
                                                                             ------     ------
     Total...............................................................     1,034      1,031
Unamortized amounts:
  Plan amendments........................................................        83         98
  Net actuarial losses...................................................      (109)      (106)
                                                                             ------     ------
Recorded liability.......................................................    $1,008     $1,023
                                                                             ======     ======
Assumptions used (June 30 measurement date):
  Discount rate..........................................................      7.75%       7.5%
  Health care cost trend rates...........................................       8.0%*      8.5%*

* Decreasing to 5.5% after 2015

     Retirement medical liabilities related to current and former employees of the A&D Business of $1,453 million and $1,516 million are included in net liabilities of the A&D Business at September 30, 1996 and 1995, respectively, as Boeing assumed such liabilities in connection with the Reorganization.

     Changing the health care cost trend rates by one percentage point would change the accumulated retirement medical obligation at September 30, 1996 by approximately $79 million and would change retirement medical expense by approximately $8 million.

15. RETIREMENT PENSION PLANS

     The Company has pension plans which cover most of its employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service.

     Net pension expense for continuing operations consisted of the following (in millions):

                                                                     1996      1995      1994
                                                                     -----     -----     -----
Service cost--benefits earned during the year......................  $  80     $  65     $  60
Interest accrued on projected benefit obligation...................    284       269       238
Assumed return on plan assets......................................   (278)     (261)     (240)
Initial net asset amortization.....................................    (23)      (23)      (23)
Prior service cost amortization....................................     15        20        12
Net actuarial loss amortization....................................     35        16        36
                                                                     -----     -----     -----
Net pension expense................................................  $ 113     $  86     $  83
                                                                     =====     =====     =====

     Pension plan assets are primarily equity securities, United States Government obligations, and fixed income investments whose values are subject to fluctuations of the securities market. The actual return on plan assets allocated to continuing operations was $627 million, $511 million, and $52 million in 1996, 1995, and 1994, respectively. Differences between these actual returns and the related assumed returns on plan assets are deferred and considered in the determination of net pension income or expense in future periods.

     Pension plan obligations attributable to United States active employees of continuing businesses as of January 1, 1996 and a proportionate share of pension plan assets were transferred prior to the Reorganization from the Company's United States pension plan to a newly-established New Rockwell pension plan. Pension plan assets and obligations related to employees of the A&D Business and all retirees of the Company's United States pension plan prior to January 1, 1996 have been classified as net liabilities of the A&D Business as the remainder of the Company's United States pension plan was retained by the A&D Business pursuant to the merger agreement with Boeing.

     The following table reconciles the funded status of the assets and liabilities attributable to the New Rockwell pension plan and the Company's other overfunded pension plans to amounts recorded in the balance sheet (in millions):

                                                                              1996       1995
                                                                             ------     ------
Accumulated benefit obligation, principally vested.........................  $1,516     $1,304
Effects of projected compensation increases................................     282        271
                                                                             ------     ------
Projected benefit obligation...............................................   1,798      1,575
Fair value of plan assets..................................................   1,869      1,522
                                                                             ------     ------
Plan assets in excess of (less than) projected benefit obligation..........      71        (53)
Items not yet recognized in the balance sheet:
  Net actuarial losses.....................................................      33        245
  Prior service cost.......................................................      50         51
  Remaining initial net asset..............................................     (68)       (80)
                                                                             ------     ------
Prepaid pension costs at September 30......................................  $   86     $  163
                                                                             ======     ======

                                                                              1996       1995
                                                                              ----       ----
Assumptions used (June 30 measurement date):
  Discount rate...........................................................    7.75%      7.5 %
  Compensation increase rate..............................................    4.5 %      4.5 %
  Long-term rate of return on plan assets.................................    9.0 %      9.0 %

     The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $44 million, $35 million, and $34 million for 1996, 1995, and 1994, respectively.

16. INCOME TAXES

     The components of the provision for income taxes are as follows (in millions):

                                                                       1996      1995     1994
                                                                       -----     ----     ----
Current:
  United States......................................................  $ 364     $202     $138
  Research and experimentation credit................................    (65)      --       --
  Foreign............................................................    102       81       77
  State and local....................................................     64       42       29
                                                                       -----     ----     ----
Total current........................................................    465      325      244
                                                                       -----     ----     ----
Deferred:
  United States......................................................    (96)     (15)     (13)
  Foreign............................................................    (13)      14       (4)
  State and local....................................................    (15)      (6)     (10)
                                                                       -----     ----     ----
Total deferred.......................................................   (124)      (7)     (27)
                                                                       -----     ----     ----
Provision for income taxes...........................................  $ 341     $318     $217
                                                                       =====     ====     ====

     In July 1996, the Company reached an agreement with the Internal Revenue Service concerning its research and experimentation tax credit refund claim for the years 1981 though 1991. The settlement, pursuant to which the Company will receive approximately $65 million, is subject to the approval of the Joint Congressional Committee on Taxation.

     Net deferred income tax benefits included in the balance sheet at September 30, 1996 and 1995 consist of the tax effects of temporary differences related to the following (in millions):

                                                                                1996     1995
                                                                                ----     ----
Accrued compensation and benefits.............................................  $105     $ 80
Accrued product warranties....................................................    83       79
Inventory.....................................................................    38       (1)
Other--net....................................................................    80       64
                                                                                ----     ----
Current deferred income taxes.................................................  $306     $222
                                                                                ====     ====

     Net deferred income taxes included in Other Liabilities in the balance sheet at September 30, 1996 and 1995 consist of the tax effects of temporary differences related to the following (in millions):

                                                                              1996      1995
                                                                              -----     -----
Retirement benefits.........................................................  $(315)    $(340)
Property....................................................................    201       221
Intangible assets...........................................................    126       116
Loss carryforwards..........................................................   (101)      (46)
Foreign tax credit carryforwards............................................    (52)      (57)
Other--net..................................................................      9       121
                                                                              -----     -----
Subtotal....................................................................   (132)       15
Valuation allowance.........................................................    134        96
                                                                              -----     -----
Long-term deferred income taxes.............................................  $   2     $ 111
                                                                              =====     =====

     Management believes it is more likely than not that current and long-term tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets included: (a) the historical operating results of the Company ($1.5 billion of United States income from continuing operations before income taxes over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss, capital loss and foreign tax credit carryforwards that have not yet been recognized. The carryforward period for net operating losses expires between 1997 and 2004. The carryforward period for foreign tax credits expires between 1997 and 2001. The tax benefit of a capital loss carryforward resulting from the sale of Reliance's telecommunications business was recorded during 1996 and is substantially offset by a valuation allowance.

     The consolidated effective tax rate was different from the United States statutory rate for the reasons set forth below:

                                                                        1996     1995     1994
                                                                        ----     ----     ----
Statutory tax rate....................................................  35.0%    35.0%    35.0%
State and local income taxes..........................................  3.6      3.1      2.7
Foreign income taxes..................................................  1.2      2.8      3.7
Non-deductible goodwill...............................................  1.4      2.1       .9
Utilization of foreign loss carryforwards.............................  (.9 )    (2.0)    (1.9)
Purchased research and development....................................  4.7       --       --
Research and experimentation settlement...............................  (7.2)     --       --
Other.................................................................   .2      (1.8)    (2.2)
                                                                        ----     ----     ----
Effective tax rate....................................................  38.0%    39.2%    38.2%
                                                                        ====     ====     ====

     The income tax provisions were calculated based upon the following components of income from continuing operations before income taxes (in millions):

                                                                        1996     1995     1994
                                                                        ----     ----     ----
United States income..................................................  $545     $545     $374
Foreign income........................................................   351      266      194
                                                                        ----     ----     ----
Total.................................................................  $896     $811     $568
                                                                        ====     ====     ====

     No provision has been made for United States, state, or additional foreign income taxes related to approximately $532 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

     The Company's United States income tax returns for the years 1989 through 1991 are currently under examination. Pursuant to the merger agreement with Boeing, the Company has retained all tax liabilities and the right to all tax refunds related to operations of the A&D Business for periods prior to the merger. Management believes that adequate provision for income taxes has been made for all years through 1996.

17. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                                        1996     1995     1994
                                                                        ----     ----     ----
STATEMENT OF CASH FLOWS INFORMATION (IN MILLIONS):
  Interest payments on all borrowings.................................  $198     $154     $ 98
  Income taxes paid...................................................   604      448      299

STATEMENT OF INCOME INFORMATION (IN MILLIONS):
  Maintenance and repairs.............................................  $243     $182     $165
  Research and development............................................   691      608      571
  Rental expense......................................................   129      112       92

     Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $235 million as of September 30, 1996 and are payable as follows (in millions): 1997, $65; 1998 $51; 1999, $38; 2000, $23; 2001, $15; and after 2001, $43.

18. CONTINGENT LIABILITIES

     Claims have been asserted against the Company for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may result in the negotiation of a license agreement, a settlement or the legal resolution of such claims. The Company accrues the estimated cost of disposition of these matters. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial statements.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, and employment matters. The Company has agreed to indemnify Boeing and the A&D Business for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the merger. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements.

19. BUSINESS SEGMENT INFORMATION

     The Company's business segments are engaged in research, development, and manufacture of diversified products as follows:

     ELECTRONICS:

        Automation--industrial automation equipment and systems, including control logic, sensors, human-machine interface devices, motors, power and mechanical devices, and software products.

        Avionics & Communications--avionics products and systems and related communications technologies primarily used in commercial and military aircraft and defense electronic systems for command, control, communications, and intelligence.

        Semiconductor Systems--system-level semiconductor chipset solutions for personal communication electronics markets, including chipsets for facsimile and personal computer data modems, wireless communications products such as global positioning systems, packet data, cordless and cellular chipsets, and automated call distribution equipment.

     AUTOMOTIVE--components and systems for heavy- and medium-duty trucks, buses, trailers and heavy-duty off-highway vehicles (Heavy Vehicle Systems); and components and systems for light trucks and passenger cars (Light Vehicle Systems).

     Divested businesses include the sales, operating results, and gains or losses on the disposition of significant businesses and product lines. Divested businesses include the Semiconductor Systems Local Area Networking product line in 1995 and the Automotive Plastics business in 1994.

     The following tables summarize segment information (in millions):

SALES AND EARNINGS BY BUSINESS SEGMENT

                                                                              SALES
                                                                  -----------------------------
                                                                    YEAR ENDED SEPTEMBER 30,
                                                                  -----------------------------
BUSINESS SEGMENT                                                   1996        1995       1994
----------------                                                  ------      ------     ------
Electronics:
  Automation....................................................  $ 4,165     $3,590     $2,085
  Avionics & Communications.....................................    1,475      1,468      1,419
  Semiconductor Systems.........................................    1,593        875        691
                                                                  -------     ------     ------
     Total Electronics..........................................    7,233      5,933      4,195
                                                                  -------     ------     ------
Automotive:
  Heavy Vehicle Systems.........................................    1,822      1,929      1,744
  Light Vehicle Systems.........................................    1,318      1,192        900
                                                                  -------     ------     ------
     Total Automotive...........................................    3,140      3,121      2,644
                                                                  -------     ------     ------
Divested businesses.............................................       --         11        190
                                                                  -------     ------     ------
Total sales.....................................................  $10,373     $9,065     $7,029
                                                                  =======     ======     ======

                                                                             EARNINGS
                                                                    --------------------------
                                                                     YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------
BUSINESS SEGMENT                                                     1996      1995      1994
----------------                                                    ------     -----     -----
Electronics:
  Automation......................................................  $  537     $ 481     $ 265
  Avionics & Communications.......................................     163       178       182
  Semiconductor Systems...........................................     330       113        98
                                                                    ------     -----     -----
     Total Electronics............................................   1,030       772       545
Automotive........................................................     218       212       114
Divested businesses...............................................      --       (31)        8
                                                                    ------     -----     -----
Operating earnings................................................   1,248       953       667
Restructuring charge..............................................    (122)       --        --
Purchased research and development................................    (121)       --        --
General corporate-net.............................................     (77)     (117)      (82)
Interest expense..................................................     (32)      (25)      (17)
Provision for income taxes........................................    (341)     (318)     (217)
                                                                    ------     -----     -----
Income from continuing operations.................................  $  555     $ 493     $ 351
                                                                    ======     =====     =====

     Restructuring charge relates to the business segments as follows (in millions): Automation, $11; Avionics & Communications, $60; Automotive, $36; and General corporate-net, $15. Purchased research and development relates to the acquisition of Brooktree, a Semiconductor Systems business.

ASSET INFORMATION BY BUSINESS SEGMENT


                                                                                PROVISION FOR
                                                                               DEPRECIATION AND
                                             IDENTIFIABLE ASSETS                 AMORTIZATION
                                        -----------------------------       ------------------------
                                          YEAR ENDED SEPTEMBER 30,          YEAR ENDED SEPTEMBER 30,
                                        -----------------------------       ------------------------
BUSINESS SEGMENT                         1996        1995       1994         1996     1995     1994
----------------                        -------     ------     ------        ----     ----     ----
Electronics:
  Automation..........................  $ 4,237     $4,254     $1,799        $234     $192     $121
  Avionics & Communications...........      965        918        827          52       48       50
  Semiconductor Systems...............    1,411        730        586         144       72       53
                                        -------     ------     ------        ----     ----     ----
  Total Electronics...................    6,613      5,902      3,212         430      312      224
Automotive............................    1,604      1,595      1,473         102       97       93
                                        -------     ------     ------        ----     ----     ----
Business segment totals...............    8,217      7,497      4,685         532      409      317
Corporate.............................    1,288      1,156      1,224          10       14       16
Divested businesses...................       --          7         30          --        5        9
Net assets of Graphic Systems.........      560        569        654          --       --       --
                                        -------     ------     ------        ----     ----     ----
Total.................................  $10,065     $9,229     $6,593        $542     $428     $342
                                        =======     ======     ======        ====     ====     ====

     Automation's assets include $1,184 million and $1,234 million of intangible assets and goodwill related to the acquisition of Reliance at September 30, 1996 and 1995, respectively. Automation's provision for depreciation and amortization includes $36 million and $27 million for the years ended September 30, 1996 and 1995, respectively, related to the amortization of Reliance intangible assets and goodwill.

     Corporate identifiable assets include cash and net deferred income tax assets.

                                                                          CAPITAL EXPENDITURES
                                                                        -------------------------
                                                                         YEAR ENDED SEPTEMBER 30,
                                                                        -------------------------
BUSINESS SEGMENT                                                        1996     1995     1994
----------------                                                        ----     ----     ----
Electronics:
  Automation..........................................................  $229     $237     $120
  Avionics & Communications...........................................    60       49       51
  Semiconductor Systems...............................................   414      175      151
                                                                        ----     ----     ----
  Total Electronics...................................................   703      461      322
Automotive............................................................   152      119      102
                                                                        ----     ----     ----
Business segment totals...............................................   855      580      424
Corporate.............................................................    11        9       36
Divested businesses...................................................    --        1       10
                                                                        ----     ----     ----
Total.................................................................  $866     $590     $470
                                                                        ====     ====     ====

SALES, EARNINGS AND ASSETS BY GEOGRAPHIC AREA

                                                 SALES                            EARNINGS
                                     -----------------------------       --------------------------
                                       YEAR ENDED SEPTEMBER 30,           YEAR ENDED SEPTEMBER 30,
                                     -----------------------------       --------------------------
                                      1996        1995       1994         1996      1995      1994
                                     -------     ------     ------       ------     -----     -----
United States......................  $ 7,841     $6,645     $4,977       $  941     $ 726     $ 466
Canada.............................      628        592        454           75        70        85
Europe.............................    2,050      1,863      1,473          164       141        80
Asia-Pacific.......................      509        396        286           20        19         3
Latin America......................      421        428        352           48        28        25
Divested businesses................       --         11        190           --       (31)        8
Eliminations.......................   (1,076)      (870)      (703)          --        --        --
                                     -------     ------     ------       ------     -----     -----
Total..............................  $10,373     $9,065     $7,029        1,248       953       667
                                     =======     ======     ======
Restructuring charge...............                                        (122)       --        --
Purchased research and
  development......................                                        (121)       --        --
General corporate--net.............                                         (77)     (117)      (82)
Interest expense...................                                         (32)      (25)      (17)
Provision for income taxes.........                                        (341)     (318)     (217)
                                                                         ------     -----     -----
Income from continuing
  operations.......................                                      $  555     $ 493     $ 351
                                                                         ======     =====     =====

     United States sales include export sales to customers and international subsidiaries of $1,947 million in 1996, $1,513 million in 1995, and $1,152 million in 1994. The 1996 export sales were to the following geographic areas:
Canada, $426 million; Europe, $557 million; Asia-Pacific, $870 million; and Latin America, $94 million.

                                                           IDENTIFIABLE ASSETS
                                     ---------------------------------------------------------------
                                               SEGMENTS                          CORPORATE
                                     ----------------------------       ----------------------------
                                       YEAR ENDED SEPTEMBER 30,           YEAR ENDED SEPTEMBER 30,
                                     ----------------------------       ----------------------------
GEOGRAPHIC AREA                       1996       1995       1994         1996       1995       1994
---------------                      ------     ------     ------       ------     ------     ------
United States......................  $6,204     $5,641     $3,177       $  651     $  513     $  641
Canada.............................     260        227        190          349        429        399
Europe.............................   1,143      1,103        921          147        141        151
Asia-Pacific.......................     314        267        185           60         62         32
Latin America......................     296        259        212           81         11          1
Divested businesses................      --          7         30           --         --         --
Net assets of Graphic Systems......     560        569        654           --         --         --
                                     ------     ------     ------       ------     ------     ------
Total..............................  $8,777     $8,073     $5,369       $1,288     $1,156     $1,224
                                     ======     ======     ======       ======     ======     ======

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        1996 FISCAL QUARTERS
                                               ---------------------------------------
                                               FIRST      SECOND     THIRD      FOURTH      1996
                                               ------     ------     ------     ------     -------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales........................................  $2,385     $2,631     $2,696     $2,661     $10,373
Cost of sales................................   1,810      2,009      2,047      2,011       7,877
Income from continuing operations before
  special charge.............................     152        160        172        192         676
Income from continuing operations............     152        160        172         71         555
Net income...................................     192        214        223         97         726
Earnings per share:
  Continuing operations before special
     charge..................................  $  .70     $  .74     $  .79     $  .88     $  3.11
                                               ------     ------     ------     ------     -------
  Continuing operations......................  $  .70     $  .74     $  .79     $  .32     $  2.55
  Discontinued operations....................     .19        .24        .23        .13         .79
                                               ------     ------     ------     ------     -------
     Net income..............................  $  .89     $  .98     $ 1.02     $  .45     $  3.34
                                               ======     ======     ======     ======     =======

     The fourth quarter and full year income from continuing operations includes a $121 million, or 56 cents per share, write-off of purchased research and development in connection with the acquisition of Brooktree.

                                                        1995 FISCAL QUARTERS
                                               ---------------------------------------
                                               FIRST      SECOND     THIRD      FOURTH      1995
                                               ------     ------     ------     ------     -------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales........................................  $1,747    $2,348      $2,476     $2,494     $ 9,065
Cost of sales................................   1,366     1,793       1,897      1,935       6,991
Income from continuing operations............      93       133         152        115         493
Net income...................................     165       191         197        189         742
Earnings per share:
  Continuing operations......................  $  .43    $  .61      $  .70     $  .53     $  2.27
  Discontinued operations....................     .33       .27         .20        .35        1.15
                                               ------    ------      ------     ------     -------
     Net income..............................  $  .76    $  .88      $  .90     $  .88     $  3.42
                                               ======    ======      ======     ======     =======

                          INDEPENDENT AUDITORS' REPORT

TO THE DIRECTORS AND SHAREOWNERS OF
ROCKWELL INTERNATIONAL CORPORATION:

     We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audit also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
November 6, 1996 (December 6, 1996 as to the sale of the Aerospace and Defense business to The Boeing Company described in Note 1)

     See also the table under the caption Continuing Operations, Sales and Earnings by Business Segment in the MD&A on pages 12-13 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS on pages 3-7 of the 1997 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS, AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES on pages 11-13 and RETIREMENT PLANS on pages 19-20 of the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 10, respectively, of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption CERTAIN TRANSACTIONS AND OTHER RELATIONSHIPS on page 9 of the 1997 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

            Consolidated Balance Sheet, September 30, 1996 and 1995.

            Statement of Consolidated Income, years ended September 30, 1996, 1995 and 1994.

            Statement of Consolidated Cash Flows, years ended September 30, 1996, 1995 and 1994.

            Statement of Consolidated Shareowners' Equity, years ended September 30, 1996, 1995 and 1994.

            Notes to Financial Statements.

            Independent Auditors' Report.

            Sales and Earnings by Business Segment, years ended September 30, 1992 through 1996.

        (2) Financial Statement Schedule for the years ended September 30, 1996, 1995 and 1994.

                                                                                  PAGE
                                                                                  ----
            Schedule II--Valuation and Qualifying Accounts......................   S-1

             Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the financial statements or notes thereto.

        (3) Exhibits.

            3-a-1      Restated Certificate of Incorporation of the Company, as amended.

            3-b-1      By-Laws of the Company.

           4-a-1      Rights Agreement between the Company and ChaseMellon Shareholder
                       Services, L.L.C., as rights agent, dated as of November 30, 1996, filed as Exhibit 4-c to Registration Statement No. 333-17031, is
                       hereby incorporated by reference.

            4-b-1      Indenture dated as of April 1, 1993 between Reliance and Bankers Trust
                       Company, as Trustee, pursuant to which the 6.8% Notes of Reliance due
                       April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration
                       Statement No. 33-60066, is hereby incorporated by reference.

            4-b-2      First Supplemental Indenture dated April 14, 1993 to the Indenture listed as Exhibit 4-b-1 above, filed as Exhibit 4.1 to Current Report on Form 8-K of Reliance dated April 19, 1993, is hereby incorporated by reference.

            4-b-3      Form of the 6.8% Notes of Reliance due April 15, 2003, filed as
                       Exhibit 4-8 to Registration Statement No. 33-60066, is hereby incorporated by reference.

          *10-a-1      Copy of the Company's 1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-d-1 to Registration Statement No. 33-11946, is
                       hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-a-2      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 1, 1987, filed as Exhibit 10-b-7 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1987, are hereby incorporated by reference.

          *10-a-3      Copy of resolution of the Board of Directors of the Company, adopted
                       May 7, 1980, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Option Plan for Key Employees (now the 1979 Stock Plan for Key
                       Employees, as amended) and the number of shares transferable under the
                       Company's Incentive Compensation Plan, filed as Exhibit 10-d-2 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1987, is hereby incorporated by reference.

          *10-a-4      Copy of resolution of the Board of Directors of the Company, adopted
                       May 4, 1983, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Plan for Key Employees, as amended, filed as Exhibit 4-e-5 to
                       Registration Statement No. 33-11946, is hereby incorporated by reference.

          *10-a-5      Copy of resolution of the Board of Directors of the Company, adopted
                       February 11, 1987, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's
                       1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-e-6 to Registration Statement No. 33-11946, is hereby incorporated by reference.

          *10-b-1      Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

          *10-b-2      Forms of Stock Option Agreements under the Company's 1988 Long-Term
                       Incentives Plan for options granted prior to May 1, 1992, filed as
                       Exhibit 10-d-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1988, are hereby incorporated by reference.

          *10-b-3      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit
                       10-d-3 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1988, are hereby incorporated by reference.

          *10-b-4      Form of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after May 1, 1992 and prior to
                       March 1, 1993, filed as Exhibit 28-a-1 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 1992, is hereby incorporated by reference.

          *10-b-5      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after March 1, 1993 and prior to
                       November 1, 1993, filed as Exhibit 28-a to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 1993, are hereby incorporated by reference.

          *10-b-6      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, are hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-b-7      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after December 1, 1994, filed as
                       Exhibit 10-d-7 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1994, are hereby incorporated by reference.

          *10-c-1      Copy of the Company's 1995 Long-Term Incentives Plan, filed as Exhibit
                       10-e-1 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1994, is hereby incorporated by reference.

          *10-c-2      Forms of Stock Option Agreement under the Company's 1995 Long-Term
                       Incentives Plan, filed as Exhibit 10-e-2 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994, are hereby incorporated by reference.

          *10-c-3      Copy of resolution of the Board of Directors of the Company, adopted
                       September 11, 1996, amending the Company's 1995 Long-Term Incentives
                       Plan, filed as Exhibit 10-c-2 to Registration Statement No. 333-14969,
                       is hereby incorporated by reference.

          *10-d-1      Copy of the Company's Directors Stock Plan, as amended, filed as
                       Exhibit B to the Company's Proxy Statement for its 1996 Annual Meeting
                       of Shareowners, is hereby incorporated by reference.

          *10-d-2      Form of Stock Option Agreement under the Company's Directors Stock
                       Plan, filed as Exhibit 10-d to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1996, is hereby incorporated by reference.

          *10-d-3      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and William H. Gray, III, filed as Exhibit 10-a to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.

          *10-d-4      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and J. Clayburn La Force, Jr., filed as Exhibit 10-b to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.

          *10-d-5      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and William T. McCormick, Jr., filed as Exhibit 10-c to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.

          *10-e-1      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, amending the Company's 1988 Long-Term Incentives
                       Plan and 1995 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.

          *10-e-2      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, adjusting outstanding awards under the Company's (i)
                       1979 Stock Plan for Key Employees, (ii) 1988 Long-Term Incentives
                       Plan, (iii) 1995 Long-Term Incentives Plan and (iv) Directors Stock
                       Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055,
                       is hereby incorporated by reference.

          *10-f-1      Copy of the Company's Incentive Compensation Plan, as amended through
                       December 6, 1995, filed as Exhibit 10-f-1 to Registration Statement
                       No. 333-14969, is hereby incorporated by reference.

          *10-g-1      Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, is hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-h-1      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, authorizing the assignment of certain compensation and employee benefit plans to New Rockwell International Corporation, including the Company's (i) 1979 Stock Plan for Key Employees, (ii)
                       1988 Long-Term Incentives Plan, (iii) 1995 Long-Term Incentives Plan,
                       (iv) Directors Stock Plan, (v) Incentive Compensation Plan, (vi)
                       Deferred Compensation Plan and (vii) Annual Incentive Compensation
                       Plan for Senior Executive Officers, filed as Exhibit 4-g-3 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.

          *10-h-2      Copy of resolution of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, assuming and adopting the Company's (i) 1979 Stock Plan for Key Employees, (ii)
                       1988 Long-Term Incentives Plan, (iii) 1995 Long-Term Incentives Plan,
                       (iv) Directors Stock Plan, (v) Incentive Compensation Plan, (vi)
                       Deferred Compensation Plan and (vii) Annual Incentive Compensation
                       Plan for Senior Executive Officers.

          *10-i-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 3, 1993, providing for the Company's Deferred Compensation
                       Policy for Non-Employee Directors, filed as Exhibit 10-h-1 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1994, is hereby incorporated by reference.

          *10-i-2      Copy of resolutions of the Compensation Committee of the Board of
                       Directors of the Company, adopted July 6, 1994, modifying the
                       Company's Deferred Compensation Policy for Non-Employee Directors,
                       filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1994, is hereby incorporated by reference.

          *10-i-3      Copy of resolutions of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, providing for its
                       Deferred Compensation Policy for Non-Employee Directors.

          *10-j-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 2, 1994, providing for the Company's Retirement Policy for
                       Non-Employee Directors, filed as Exhibit 10-j-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

          *10-j-2      Copy of resolutions of the Board of Directors of the Company, adopted
                       December 6, 1995, rescinding the Company's Retirement Policy for
                       Non-Employee Directors (except to the extent applicable to Directors then age 67 or older and former Directors then retired), filed as
                       Exhibit 10-j-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1995, is hereby incorporated by reference.

          *10-j-3      Copy of resolution of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, assuming and adopting the Company's Retirement Policy for Non-Employee Directors
                       (applicable to Directors of the Company who were age 67 or older on
                       December 6, 1995 and former Directors then retired).

          *10-k-1      Copy of the Company's Annual Incentive Compensation Plan for Senior
                       Executive Officers, filed as Exhibit A to the Company's Proxy
                       Statement for its 1996 Annual Meeting of Shareowners, is hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-l-1      Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-l-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.

          *10-m-1      Copy of letter dated February 1, 1995 from the Company to Judith L.
                       Estrin, filed as Exhibit 10 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1995, is hereby incorporated by reference.

           11          Computation of Earnings Per Share for the Five Years Ended September
                       30, 1996.

           21          List of Subsidiaries of the Company.

           23          Independent Auditors' Consent.

           24          Powers of Attorney authorizing certain persons to sign this Annual
                       Report on Form 10-K on behalf of certain directors and officers of the
                       Company.

           27          Financial Data Schedule for this Annual Report on Form 10-K.

---------
* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ROCKWELL INTERNATIONAL CORPORATION

                                      By /s/ WILLIAM J. CALISE, JR.
                                         -------------------------------
                                             WILLIAM J. CALISE, JR.
                                          SENIOR VICE PRESIDENT, GENERAL COUNSEL
                                                    AND SECRETARY

Dated: December 19, 1996

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 19TH DAY OF DECEMBER 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                  DONALD R. BEALL*
 CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
     (PRINCIPAL EXECUTIVE OFFICER) AND DIRECTOR

                 DON H. DAVIS, JR.*
                      DIRECTOR

                  LEW ALLEN, JR.*
                      DIRECTOR

                RICHARD M. BRESSLER*
                      DIRECTOR

                  JOHN J. CREEDON*
                      DIRECTOR

                 JUDITH L. ESTRIN*
                      DIRECTOR

               WILLIAM H. GRAY, III*
                      DIRECTOR

           JAMES CLAYBURN LA FORCE, JR.*
                      DIRECTOR

             WILLIAM T. MCCORMICK, JR.*
                      DIRECTOR

                  JOHN D. NICHOLS*
                      DIRECTOR

                 BRUCE M. ROCKWELL*
                      DIRECTOR

                 WILLIAM S. SNEATH*
                      DIRECTOR

                JOSEPH F. TOOT, JR.*
                      DIRECTOR

                 W. MICHAEL BARNES*
   SENIOR VICE PRESIDENT, FINANCE & PLANNING AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                      OFFICER)

                LAWRENCE J. KOMATZ*
VICE PRESIDENT AND CONTROLLER (PRINCIPAL ACCOUNTING
                      OFFICER)

*By /s/ WILLIAM J. CALISE, JR.,
    ----------------------------------------------
        WILLIAM J. CALISE, JR., ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                       BALANCE AT    CHARGED TO      CHARGED                      BALANCE AT
                                       BEGINNING     COSTS AND      TO OTHER                        END OF
DESCRIPTION                            OF YEAR(A)     EXPENSES     ACCOUNTS(B)    DEDUCTIONS       YEAR(A)
-----------                            ----------    ----------    -----------    ----------      ----------
                                                                   (IN MILLIONS)
Year ended September 30, 1996:
  Allowance for doubtful accounts....    $ 78.3        $ 55.9         $ 0.1         $ 13.2(c)       $125.1
                                                                                      (4.0)(d)
Year ended September 30, 1995:
  Allowance for doubtful accounts....    $ 46.2        $ 15.5         $ 0.1         $  5.3(c)       $ 78.3
                                                                                     (21.8)(d)
Year ended September 30, 1994:
  Allowance for doubtful accounts....    $ 35.3        $ 13.6         $ 1.1         $  7.0(c)       $ 46.2
                                                                                      (3.2)(d)

---------------

(a)  Includes allowances for commercial and other long-term receivables.

(b)  Collection of accounts previously written off.

(c)  Uncollectible accounts written off.

(d) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.