Form 10-Q
period 1996-12-31
ROCKWELL INTERNATIONAL CORP
filed 1997-02-12
CIK 1024478

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        December 31, 1996
                              ------------------------------
Commission file number         1-12383
                      ------------------------

                       Rockwell International Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                               25-1797617
------------------------------------------------------------------------------
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

    2201 Seal Beach Boulevard, Seal Beach, California        90740-8250
------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number,
including area code                       (412) 565-4090
------------------------------------------------------------------------------
                                (Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__    No _____

189,643,864 shares of registrant's Common Stock, $1.00 par value, and 27,061,080 shares of registrant's Class A Common Stock, $1.00 par value, were outstanding on January 31, 1997.

                       ROCKWELL INTERNATIONAL CORPORATION

                                     INDEX

PART I. FINANCIAL INFORMATION:

          Item 1.    Financial Statements:

                                                                         Page
                                                                          No.
                     Condensed Consolidated Balance Sheet--
                     December 31, 1996 and September 30, 1996..........    2

                     Statement of Consolidated Income--Three Months
                     Ended December 31, 1996 and 1995...................   3

                     Statement of Consolidated Cash Flows--
                     Three Months Ended December 31, 1996 and 1995......   4

                     Notes to Financial Statements......................   5

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations....................................     9

                     Other Financial Information......................    11

          Exhibit 11 - Computation of Earnings Per Share..............    12


PART II. OTHER INFORMATION:

          Item 1.    Legal Proceedings...............................     13

          Item 4.    Submission of Matters to a Vote of
                     Security Holders................................     13

          Item 5.    Other Information...............................     14

          Item 6.    Exhibits and Reports on Form 8-K................     14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                December 31    September 30
                                                    1996           1996
                                                -----------    ------------
                                  ASSETS               (In millions)
Current assets:
   Cash.........................................   $   853       $   715
   Receivables (less allowance for doubtful
     accounts: December 31, 1996, $110;
     September 30, 1996, $98)...................     1,633         1,661
   Inventories..................................     1,795         1,780
   Deferred income taxes........................       325           306
   Other current assets.........................       360           336
   Net assets of Graphic Systems................         -           560
                                                   -------       -------
           Total current assets.................     4,966         5,358

Net property....................................     2,638         2,662
Intangible assets...............................     1,803         1,809
Other assets....................................       268           236
                                                   -------       -------
                         TOTAL..................   $ 9,675       $10,065
                                                   =======       =======

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt..............................   $   104       $   350
   Accounts payable.............................     1,027         1,220
   Accrued compensation and benefits............       450           508
   Accrued income taxes.........................       233           154
   Other current liabilities....................       835           740
   Net liabilities of A&D Business..............         -         1,309
                                                   -------       -------
           Total current liabilities............     2,649         4,281

Long-term debt..................................       163           161
Accrued retirement benefits.....................     1,104         1,096
Other liabilities...............................       282           271
                                                   -------       -------
                    Total liabilities...........     4,198         5,809
                                                   -------       -------
Shareowners' equity:
   Common Stock
      (shares issued: December 31, 1996, 191.8;
       September 30, 1996, 209.5)...............       192           210
   Class A Common Stock (shares issued:
      December 31, 1996, 27.2;
      September 30, 1996, 27.9).................        27            28
   Additional paid-in capital...................       855           199
   Retained earnings............................     4,564         4,466
   Currency translation adjustments.............      (101)         (103)
   Common Stock in treasury, at cost (shares held:
      December 31, 1996, 1.0;
      September 30, 1996, 18.9).................       (60)         (544)
                                                   -------       -------
                    Total shareowners' equity...     5,477         4,256
                                                   -------       -------
                         TOTAL..................   $ 9,675       $10,065
                                                   =======       =======

                       See Notes to Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                        STATEMENT OF CONSOLIDATED INCOME
                                  (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                         -------------------
                                                           1996        1995
                                                         -------     -------
                                                              (In millions)
Revenues:
  Sales..............................................    $ 2,608     $ 2,385
  Other income.......................................         20          29
                                                         -------     -------
    Total revenues...................................      2,628       2,414
                                                         -------     -------

Costs and expenses:
  Cost of sales......................................      1,943       1,810
  Selling, general, and administrative...............        390         350
  Interest...........................................          5           6
                                                         -------      ------
    Total costs and expenses.........................      2,338       2,166
                                                         -------      ------
Income from continuing operations
  before income taxes................................        290         248

    Provision for income taxes.......................        111          96
                                                         -------     -------
INCOME FROM CONTINUING OPERATIONS....................        179         152
    Income from discontinued operations..............          -          40
                                                         -------     -------
NET INCOME...........................................    $   179     $   192
                                                         =======     =======


                                                             (In dollars)
Earnings per share:
     Continuing operations...........................    $   .82     $   .70
     Discontinued operations.........................          -         .19
                                                         -------     -------

     Net income......................................    $   .82     $   .89
                                                         =======     =======

                                                             (In millions)

Average outstanding shares...........................      218.7       217.0
                                                         =======     =======

                       See Notes to Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                          ------------------
                                                           1996        1995
                                                          ------      ------
                                                              (In millions)
Continuing Operations:
Operating Activities
Income from continuing operations.......................  $   179     $   152
Adjustments to income from continuing operations to
  arrive at cash provided by operating activities:
    Depreciation........................................      120          89
    Amortization of intangible assets...................       22          26
    Deferred income taxes...............................       16          25
    Pension expense, net of contributions...............       22          28
    Changes in assets and liabilities, excluding effects
      of acquisitions, divestitures and foreign currency
      adjustments:
        Receivables.....................................       24          (2)
        Inventories.....................................      (17)        (67)
        Accounts payable................................     (181)       (162)
        Accrued Income taxes............................       54          83
        Other assets and liabilities....................      (18)       (135)
                                                          -------     -------
           Cash Provided by Operating Activities              221          37
                                                          -------     -------
Investing Activities
Property additions......................................     (113)       (126)
Acquisition of businesses (net of cash acquired)........      (14)          -
Proceeds from disposition of property and businesses....      559           8
                                                          -------     -------
           Cash Provided by (Used for) Investing
             Activities.................................      432        (118)
                                                          -------     -------
Financing Activities
(Decrease) increase in short-term borrowings............     (242)         41
Increase in long-term debt..............................        2           -
Payments of long-term debt..............................       (1)         (2)
                                                          -------     -------
Net (decrease) increase in debt.........................     (241)         39
Purchase of treasury stock..............................      (61)        (18)
Dividends...............................................      (63)        (63)
Reissuance of common stock..............................       14           9
                                                          -------     -------
           Cash Used for Financing Activities...........     (351)        (33)
                                                          -------     -------

CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS.......      302        (114)
                                                          -------     -------
    Discontinued Operations:
       Operating activities.............................     (107)        (32)
       Investing activities.............................       (9)         (7)
       Financing activities.............................      (48)         21
                                                          -------     -------
           Cash Used for Discontinued Operations........     (164)        (18)
                                                          -------     -------

INCREASE (DECREASE) IN CASH.............................      138        (132)
CASH AT BEGINNING OF PERIOD.............................      715         686
                                                          -------     -------
CASH AT END OF PERIOD...................................  $   853     $   554
                                                          =======     =======

Income tax payments were $28 million and $25 million in the three months ended December 31, 1996 and 1995, respectively.

                       See Notes to Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the results for the full year.

    It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

2. On December 6, 1996, the company completed the merger of its Aerospace and Defense businesses (A&D Business) with The Boeing Company (Boeing) in a tax-free transaction valued at approximately $3.2 billion, including the assumption by Boeing of approximately $2.3 billion of liabilities, principally debt. Boeing issued approximately $860 million of its stock in exchange for the company's shareowners' interest in the A&D Business.

    Immediately prior to the merger, the company transferred its Automation, Avionics & Communications, Semiconductor Systems, and Automotive businesses to a new company (New Rockwell), which has retained the Rockwell name, and is reflected in the financial statements as the continuing operations of Rockwell for all periods presented. On the effective date of the transaction, shares of New Rockwell were distributed to the company's shareowners on a one-for-one basis, all shares of Common Stock held in treasury were canceled, and the net liabilities of the A&D Business of approximately $1.1 billion were recorded as an increase to shareowners' equity.

    The revenues of the A&D Business for the first two months of fiscal year 1997 were $535 million and revenues for the first quarter of fiscal year 1996 were $677 million. The earnings of the A&D Business for 1997 were entirely offset by expenses related to the completion of the transaction.

    In October 1996, the company completed the sale of its Graphic Systems business to Stonington Partners, Inc. for approximately $600 million. The revenues of the Graphic Systems business were $115 million for the three months ended December 31, 1995.

                       ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

3.  Inventories are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1996            1996
                                                  -----------    ------------
    Finished goods.............................    $   498        $   491
    Work in process............................        875            880
    Raw materials, parts, and supplies.........        483            466
                                                   -------        -------
      Total....................................      1,856          1,837
    Less allowance to adjust the carrying value
      of certain inventories to a last-in,
      first-out (LIFO) basis...................         61             57
                                                   -------        -------
    Inventories................................    $ 1,795        $ 1,780
                                                   =======        =======

4.  Intangible assets are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1996            1996
                                                  -----------    ------------
     Goodwill..................................     $ 1,304        $ 1,289
     Trademarks, patents, product technology,
       and other intangibles...................         499            520
                                                    -------        -------
       Intangible assets.......................     $ 1,803        $ 1,809
                                                    =======        =======

5.  Short-term debt consisted of the following (in millions):

                                                 December 31     September 30
                                                    1996             1996
                                                 -----------     ------------
      Commercial paper.........................    $     -         $   210
      Short-term foreign bank borrowings,......         88             123
      Current portion of long-term debt........         16              17
                                                   -------         -------
       Short-term debt.........................    $   104         $   350
                                                   =======         =======

6.  Other current liabilities are summarized as follows (in millions):

                                                 December 31     September 30
                                                    1996             1996
                                                 -----------     ------------
     Accrued product warranties.................   $   200         $   215
     Contract reserves and advance payments.....       143             131
     Accrued taxes other than income taxes......        65              73
     Other......................................       427             321
                                                   -------         -------
       Other current liabilities................   $   835         $   740
                                                   =======         =======

                       ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

7.  Long-term debt consisted of the following (in millions):

                                                 December 31     September 30
                                                    1996             1996
                                                 -----------     ------------
     6.8% notes, payable in 2003...............    $   139        $   139
     Other obligations, principally foreign....         40             39
                                                   -------        -------
       Total...................................        179            178
     Less current portion.....................          16             17
                                                   -------        -------
       Long-term debt.........................     $   163        $   161
                                                   =======        =======

8. The company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At December 31, 1996, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

    It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $496 million at December 31, 1996 and $919 million at September 30, 1996. The contracts outstanding at September 30, 1996 included contracts relating to the A&D and Graphic Systems businesses. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

9.  Accrued retirement benefits consisted of the following (in millions):

                                                December 31     September 30
                                                   1996             1996
                                                -----------     ------------
     Accrued retirement medical costs.........    $1,009           $1,008
     Accrued pension costs....................       172              165
                                                  ------           ------
       Total..................................     1,181            1,173
     Amount classified as current liability...        77               77
                                                  ------           ------
       Accrued retirement benefits............    $1,104           $1,096
                                                  ======           ======

                       ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

10. Claims have been asserted against the company for utilizing the intellectual property rights of others in certain of the company's products. The resolution of these matters may result in the negotiation of a license agreement, a settlement or the legal resolution of such claims. The company accrues the estimated cost of disposition of these matters. Management believes that the resolution of these matters will not have a material adverse effect on the company's financial statements.

    Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, employment and government contract matters. The company has agreed to indemnify Boeing and the A&D Business for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the merger. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.

                       ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1997 First Quarter Compared to 1996 First Quarter

The contributions to sales and earnings by business segment for the continuing operations of the company for the first quarter of fiscal 1997 and 1996 are presented below (in millions).

                                                        Three Months Ended
                                                            December 31
                                                        -------------------
                                                         1996         1995
                                                        ------       ------
     Sales
       Electronics
         Automation                                     $ 1,061     $   980
         Avionics & Communications                          374         339
         Semiconductor Systems                              418         311
                                                        -------     -------
         Total Electronics                                1,853       1,630
                                                        -------     -------
       Automotive
         Heavy Vehicle Systems                              412         431
         Light Vehicle Systems                              343         324
                                                        -------     -------
         Total Automotive                                   755         755
                                                        -------     -------
     Total                                              $ 2,608     $ 2,385
                                                        =======     =======

     Operating Earnings
       Electronics
         Automation                                     $   131     $   111
         Avionics & Communications                           59          41
         Semiconductor Systems                               81          80
                                                        -------     -------
           Total Electronics                                271         232
       Automotive                                            41          38
                                                        -------     -------
     Operating earnings                                     312         270
     General corporate - net                                (17)        (16)
     Interest expense                                        (5)         (6)
     Provision for income taxes                            (111)        (96)
                                                        -------     -------
     Income from continuing operations                  $   179     $   152
                                                        =======     =======

                       ROCKWELL INTERNATIONAL CORPORATION

Sales for the 1997 first quarter were up nine percent from 1996's first quarter. Current year first quarter increases were achieved by Automation, Avionics & Communications, Semiconductor Systems, and Light Vehicle Systems; while lower sales were recorded in the Heavy Vehicle Systems business. With the sale of the A&D Business and the Graphic Systems business, Rockwell has emerged as primarily a commercial electronics firm, with its Automation, Semiconductor Systems and Avionics & Communications businesses accounting for 71% of sales. Sales from Automotive account for the other 29%. International sales account for approximately 43% of total sales.

Income from continuing operations for 1997's first quarter increased 18% over 1996's. Each of the four businesses posted first quarter earnings increases with significant advances achieved by Automation and Avionics & Communications.

Electronics:

Electronics accounted for 87% of operating earnings in the first quarter of 1997. Avionics & Communications earnings increased 44% over last year's first quarter as a result of higher sales, improved cost performance in defense avionics, and the decision to exit several non-strategic product lines during the prior year. Avionics & Communications margin increased from 12.1% in the first quarter of 1996 to 15.8%, which the Company's management believes better characterizes the earning power of this business. Automation earnings were up 18% over 1996's first quarter due to an eight percent increase in sales which consisted primarily of higher margin products. Automation's first quarter earnings as a percent of sales were 12.4% compared to 11.3% in last year's first quarter. Semiconductor Systems profits were slightly ahead of last year's first quarter with earnings on higher sales offsetting large investments in new product development, particularly in new high-speed 56 kilobits-per-second modem, wireless communications, and internet access products. Semiconductor Systems earnings as a percent of sales were 19.4% compared to 25.7% in last year's first quarter reflecting lower pricing for modem products and higher costs related to new product development.

Automotive:

Automotive's earnings for the first quarter of 1997 were eight percent higher than 1996's first quarter principally as a result of cost reduction programs in the Heavy Vehicle Systems business and higher sales in the Light Vehicle Systems business.

FINANCIAL CONDITION

The major source of cash for the first quarter of 1997 was from the sale of the Graphic Systems business for approximately $600 million, consisting of $553 million in cash and $47 million in preferred stock. These proceeds are being used to reduce short-term debt, fund the company's working capital needs and repurchase Common Stock.

Following completion of the divestiture of the A&D Business, the company initiated a $1 billion Common Stock repurchase program which is expected to be substantially completed by the end of this fiscal year. Since the program was announced, the company has purchased approximately one million shares of Common Stock for approximately $60 million.

                       ROCKWELL INTERNATIONAL CORPORATION

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Management believes that at December 31, 1996 there has been no material change to this information. See also Item 1. of
Part II of this Quarterly Report on Form 10-Q.

Other Financial Information

(a) The composition of the company's sales by customer is as follows (in millions):

                                                 Three Months Ended
                                                     December 31
                                             ---------------------------
                                              1996                 1995
                                             ------               ------
             U.S. Commercial                 $1,349               $1,237
             International                    1,124                1,018
             U.S. Government                    135                  130
                                             ------               ------
             Total                           $2,608               $2,385
                                             ======               ======

                                                                      EXHIBIT 11

                       ROCKWELL INTERNATIONAL CORPORATION

                       COMPUTATION OF EARNINGS PER SHARE

                                                          Three Months Ended
                                                              December 31
                                                         --------------------
                                                           1996        1995
                                                         --------    --------
                                                         (In millions, except
                                                          per share amounts)
Primary earnings per share:

  Income from continuing operations...................    $178.9      $152.0

  Deduct dividend requirements on preferred stock.....         -          .1
                                                          ------      ------

  Total primary earnings from continuing operations...    $178.9      $151.9
                                                          ======      ======
  Average number of common shares outstanding
    during the period.................................     218.7       217.0
                                                          ======      ======
  Primary earnings per share from
    continuing operations.............................    $  .82      $  .70

  Primary earnings per share from
    discontinued operations...........................         -         .19
                                                          ------      ------

  Net primary earnings per share .....................    $  .82      $  .89
                                                          ======      ======
Fully diluted earnings per share:

  Income from continuing operations...................    $178.9      $152.0
                                                          ======      ======

  Average number of common shares outstanding
    during the period assuming full dilution:
       Common stock...................................     218.7       217.0
       Assumed issuance of stock under award plans
         and conversion of preferred stock............       3.2         3.3
                                                          ------      ------

  Total fully diluted shares..........................     221.9       220.3
                                                          ======      ======

  Fully diluted earnings from continuing operations...    $  .81      $  .69

  Fully diluted earnings per share
    from discontinued operations......................         -         .18
                                                          ------      ------

  Net fully diluted earnings per share................    $  .81      $  .87
                                                          ======      ======

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On September 27, 1995, Celeritas Technologies, Ltd. filed a suit against the company in the United States District Court, Central District of California, for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Rockwell Semiconductor Systems in 1995 and 1996. On December 20, 1996, a jury verdict was entered against the company for $57 million on the plaintiff's claims. On January 27, 1997, the court ruled that Rockwell's infringement was willful, awarded Celeritas enhanced damages of $57 million and entered judgment against the company for $115 million plus attorneys' fees. The company believes that the verdict and judgment are in error and has filed a notice of appeal.

        On August 7, 1996, the shareowner derivative suit filed on February 2, 1996 in the Superior Court of California for the County of Los Angeles and disclosed in the company's quarterly report on Form 10-Q for the period ended March 31, 1996 was dismissed voluntarily by the plaintiffs. On August 22, 1996, a First Amended Consolidated Complaint was filed in the shareowner derivative suit pending in the Superior Court of California for the County of Orange and disclosed in the company's quarterly report on Form 10-Q for the period ended December 31, 1995, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. The company and the director defendants are defending the consolidated action, and the parties are proceeding with discovery.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) A special meeting of shareowners of the former Rockwell International Corporation ("Oldco") was held on December 4, 1996. The Registrant is the successor to Oldco as the result of a tax-free reorganization completed on December 6, 1996.

        (b) At the special meeting, the shareowners:

            (i) voted upon a proposal to approve (1) the contribution of
                Oldco's Automation, Avionics & Communications, Semiconductor Systems and Automotive businesses to Registrant or to one or more wholly-owned subsidiaries of Oldco that became wholly-owned operating subsidiaries of Registrant and (2) the distribution of all outstanding shares of Registrant on a share-for-share basis to holders of record of Oldco shares at the close of business on December 6, 1996, pursuant to an Agreement and Plan of Distribution described in Registrant's Proxy Statement-Prospectus (the "Proxy Statement-Prospectus") dated October 29, 1996 filed as part of Registrant's Registration Statement on Form S-4 (Registration No. 333-14969). The proposal was approved by a vote of the shareowners as follows:

                               Affirmative Votes                  326,322,985
                               Negative Votes                       6,530,698
                               Abstentions                          3,099,691

            (ii) voted upon a proposal to approve and adopt the Agreement and
                 Plan of Merger dated as of July 31, 1996 described in the Proxy Statement-Prospectus, pursuant to which The Boeing Company acquired Oldco's A&D Business. The proposal was approved by a vote of the shareowners as follows:

                               Affirmative Votes                  327,248,839
                               Negative Votes                       6,076,362
                               Abstentions                          2,628,173

Item 5. Other Information

        Government Contracts

        For information on the company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption "Government Contracts" in
        Item 1, Business, on pages 4-5 of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, which is incorporated herein by reference.

        Cautionary Statement

        This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the company's Securities and Exchange Commission filings.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit 10a -  Agreement and Plan of Merger dated as of July 31,
                           1996 among Rockwell International Corporation (now named Boeing North American, Inc.), The Boeing Company and Boeing NA, Inc., included as Appendix
                           III to the Registrant's Proxy Statement - Prospectus, dated October 29, 1996, filed as part of Registrant's registration statement on Form S-4 (Registration No. 333-14969), is hereby incorporated by reference.

            Exhibit 10b -  Agreement and Plan of Distribution dated as of
                           December 6, 1996, among Rockwell International Corporation(now named Boeing North American, Inc.), the Registrant (formerly named New Rockwell International Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc., Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems, Inc. and Rockwell Heavy Vehicle Systems, Inc.

            Exhibit 10c -  Post-Closing Covenants Agreement dated as of
                           December 6, 1996, among Rockwell International Corporation (now named Boeing North American, Inc.), The Boeing Company, Boeing NA, Inc. and the Registrant (formerly named New Rockwell International Corporation).

            Exhibit 10d -  Tax Allocation Agreement dated as of December 6,
                           1996, among Rockwell International Corporation (now named Boeing North American, Inc.), the Registrant (formerly named New Rockwell International Corporation) and The Boeing Company.

            Exhibit 10e -  Form of Restricted Stock Agreement under the
                           Company's 1995 Long-Term Incentives Plan.

            Exhibit 10f -  Forms of Restricted Stock Agreement under the
                           Company's Directors Stock Plan.

            Exhibit 11 -   Computation of Earnings Per Share

            Exhibit 12 -   Computation of Ratio of Earnings to Fixed Charges
                           for the Three Months Ended December 31, 1996.

            Exhibit 27 -   Financial Data Schedule

        (b) Reports on Form 8-K:

            The Registrant filed a Current Report on Form 8-K dated December 9, 1996 in respect of the completion on December 6, 1996 of the divestiture of its former A&D Business and the related reorganization pursuant to which the Registrant succeeded to the remaining businesses of its predecessor corporation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROCKWELL INTERNATIONAL CORPORATION
                                            ----------------------------------
                                                       (Registrant)

Date  February 12, 1997                     By L. J. Komatz
    ------------------------                   ------------------------------
                                               L. J. Komatz
                                               Vice President and Controller
                                               (Principal Accounting Officer)

Date  February 12, 1997                     By W. J. Calise, Jr.
    ------------------------                   ------------------------------
                                               W. J. Calise, Jr.
                                               Senior Vice President,
                                               General Counsel and Secretary

                       ROCKWELL INTERNATIONAL CORPORATION

                         INDEX OF EXHIBITS TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                                                                                     Page
                                                                                                     ----
Exhibit 10b -  Agreement and Plan of Distribution dated as of December 6,                             18
               1996, among Rockwell International Corporation (now named Boeing
               North American, Inc.), the Registrant (formerly named New
               Rockwell International Corporation), Allen-Bradley Company, Inc.,
               Rockwell Collins, Inc., Rockwell Semiconductor Systems, Inc.,
               Rockwell Light Vehicle Systems, Inc. and Rockwell Heavy Vehicle
               Systems, Inc.

Exhibit 10c -  Post-Closing Covenants Agreement dated as of December 6,                               84
               1996, among Rockwell International Corporation (now named Boeing
               North American, Inc.), The Boeing Company, Boeing NA, Inc. and
               the Registrant (formerly named New Rockwell International
               Corporation).

Exhibit 10d -  Tax Allocation Agreement dated as of December 6, 1996,                                113
               among Rockwell International Corporation (now named Boeing North
               American, Inc.), the Registrant (formerly named New Rockwell
               International Corporation) and The Boeing Company.

Exhibit 10e -  Form of Restricted Stock Agreement under the Company's 1995                           154
               Long-Term Incentives Plan.

Exhibit 10f -  Forms of Restricted Stock Agreement under the Company's                               159
               Directors Stock Plan.

Exhibit  12 -  Computation of Ratio of Earnings to Fixed Charges for the                             167
               Three Months Ended December 31, 1996