Form 10-Q
period 1997-03-31
ROCKWELL INTERNATIONAL CORP
filed 1997-05-15
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        March 31, 1997



Commission file number         1-12383



                       Rockwell International Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                                25-1797617
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  2201 Seal Beach Boulevard, Seal Beach, California            90740-8250
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (412) 565-4090
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

                        Yes      X      No

213,072,478 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 1997.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Financial Statements:

                                                                        Page
                                                                         No.
                    Condensed Consolidated Balance Sheet--
                    March 31, 1997 and September 30, 1996..........       2

                    Statement of Consolidated Income--Three Months
                    and Six Months Ended March 31, 1997 and 1996..        3

                    Statement of Consolidated Cash Flows--
                    Six Months Ended March 31, 1997 and 1996......        4

                    Notes to Financial Statements..................       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       9

                    Other Financial Information....................      13




PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      14

          Item 4.   Submission of Matters to a Vote of Security
                    Holders........................................      15

          Item 5.   Other Information..............................      15

          Item 6.   Exhibits and Reports on Form 8-K...............      16


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                      ROCKWELL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                    March 31     September 30
                                                      1997           1996

                                  ASSETS                 (In millions)
Current assets:
   Cash...........................................   $   693       $   695
   Receivables (less allowance for doubtful
     accounts:  March 31, 1997, $88;
     September 30, 1996, $83).....................     1,165         1,176
   Inventories....................................     1,499         1,488
   Deferred income taxes..........................       231           211
   Other current assets...........................       325           290
   Net assets of Automotive.......................       592           567
   Net assets of Graphic Systems..................      -              560
           Total current assets...................     4,505         4,987

Net property......................................     2,033         2,001
Intangible assets.................................     1,789         1,759
Other assets......................................       216           214

                         TOTAL....................   $ 8,543       $ 8,961

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................   $   246       $   324
   Accounts payable...............................       685           802
   Accrued compensation and benefits..............       368           390
   Accrued income taxes...........................       142           151
   Other current liabilities......................       596           538
   Net liabilities of A&D Business................       -           1,309

           Total current liabilities..............     2,037         3,514

Long-term debt....................................       154           156
Accrued retirement benefits.......................       762           753
Other liabilities.................................       288           282

                    Total liabilities.............     3,241         4,705

Shareowners' equity:
   Common Stock (shares issued: March 31, 1997,
      216.4; September 30, 1996, 209.5)...........       216           210
   Class A Common Stock (shares issued:
      September 30, 1996, 27.9 million)...........       -              28
   Additional paid-in capital.....................       866           199
   Retained earnings..............................     4,504         4,466
   Currency translation adjustments...............      (142)         (103)
   Common Stock in treasury, at cost (shares held:
      March 31, 1997, 2.1 million;
      September 30, 1996, 18.9 million)...........      (142)         (544)

                    Total shareowners' equity.....     5,302         4,256

                         TOTAL....................   $ 8,543       $ 8,961

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       STATEMENT OF CONSOLIDATED INCOME
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         March 31               March 31
                                      1997       1996       1997        1996
                                                   (In millions)
Revenues:
  Sales...........................  $ 1,899    $ 1,794    $ 3,752     $ 3,424
  Other income....................       20         19         38          38

    Total revenues................    1,919      1,813      3,790       3,462

Costs and expenses:
  Cost of sales...................    1,325      1,274      2,610       2,400
  Selling, general, and
    administrative................      339        334        675         638
  Interest........................        6          7         10          12

    Total costs and expenses......    1,670      1,615      3,295       3,050

Income from continuing operations
  before income taxes.............      249        198        495         412

Provision for income taxes........       94         77        186         160

INCOME FROM CONTINUING
  OPERATIONS......................      155        121        309         252

Income from discontinued
  operations......................       34         93         59         154

Net income .......................  $   189    $   214    $   368     $   406

                                                  (In dollars)

Earnings per share:

   CONTINUING OPERATIONS..........  $   .72    $   .55    $  1.42     $  1.16
   Discontinued operations........      .15        .43        .27         .71

     Net income...................  $   .87    $   .98    $  1.69     $  1.87


Cash dividends per common share...  $   .29    $   .29    $   .58     $   .58

                                                  (In millions)

Average outstanding shares........    216.2      217.3      217.4       217.2


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (Unaudited)

                                                           Six Months Ended
                                                               March 31
                                                         1997          1996
                                                             (In millions)
CONTINUING OPERATIONS:
Operating Activities
Income from continuing operations....................  $   309       $   252
Adjustments to income from continuing operations
  to arrive at cash provided by operating activities:
    Depreciation.....................................      178           135
    Amortization of intangible assets................       45            47
    Deferred income taxes............................      (25)           50
    Pension expense, net of contributions............       26            28
    Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables..................................      (25)          (88)
        Inventories..................................      (27)          (96)
        Accounts payable.............................      (93)          (16)
        Accrued income taxes.........................      (26)          (33)
        Other assets and liabilities.................       12           (65)
           Cash Provided By Operating Activities.....      374           214

Investing Activities
Property additions...................................     (257)         (279)
Acquisition of businesses (net of cash acquired).....      (23)           (2)
Proceeds from disposition of property and businesses.      565            14
           Cash Provided By (Used For)
             Investing Activities....................      285          (267)

Financing Activities
(Decrease) increase in short-term borrowings.........      (61)           35
Payments of long-term debt...........................      (14)          (15)
Net (decrease) increase in debt......................      (75)           20
Purchase of treasury stock...........................     (342)          (40)
Dividends............................................     (126)         (126)
Reissuance of common stock...........................       33            31
           Cash Used For Financing Activities........     (510)         (115)

CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS....      149          (168)

  Discontinued Operations:
    Operating Activities.............................      (45)            9
    Investing Activities.............................      (67)          (46)
    Financing Activities.............................      (39)          133
      Cash (Used for) Provided By
        Discontinued Operations......................     (151)           96

DECREASE IN CASH.....................................       (2)          (72)
CASH AT BEGINNING OF PERIOD..........................      695           675
CASH AT END OF PERIOD................................  $   693      $    603

Income tax payments were $264 million and $277 million in the six months ended March 31, 1997 and 1996, respectively.

See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1.	In the opinion of the company the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the results for the full year.

   	It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

 2.	Discontinued operations include the Automotive business (Automotive), the Aerospace and Defense businesses (A&D Business) and the Graphic Systems business (Graphic Systems).

   	In March 1997, the company announced its intention to spin-off Automotive into a new, separately traded, publicly held company. The spin-off is subject to several conditions including receipt of a ruling by the U.S. Internal Revenue Service that the transaction will qualify as a tax-free distribution. The shares of the new Automotive company will be distributed to Rockwell shareowners with each shareowner receiving one share of the new Automotive company for every three shares of Rockwell owned. The transaction is expected to be completed by the end of the company's 1997 fiscal year.

   	On December 6, 1996, the company completed the merger of its A&D Business with The Boeing Company (Boeing) in a tax-free transaction valued at approximately $3.2 billion, including the assumption by Boeing of approximately $2.3 billion of liabilities, principally debt. Boeing issued approximately $860 million of its stock in exchange for the company's shareowners' interest in the A&D Business.

   	Immediately prior to the merger, the company transferred its Automation, Avionics & Communications, Semiconductor Systems, and Automotive businesses to a new company (New Rockwell), which has retained the Rockwell name. On the effective date of the transaction, shares of New Rockwell were distributed to the company's shareowners on a one-for-one basis, all shares of Common Stock held in treasury were canceled, and the net liabilities of the A&D Business of approximately
    $1.1 billion were recorded as an increase to shareowners' equity.

   	In October 1996, the company completed the sale of Graphic Systems to an affiliate of Stonington Partners, Inc. for approximately $600 million.





                      ROCKWELL INTERNATIONAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


The following table summarizes the results of discontinued operations for the three- and six-month periods ended March 31, 1997 and 1996 (in millions):

                                    Three Months Ended    Six Months Ended
                                         March 31              March 31
                                      1997      1996       1997      1996
     Revenues:
       Automotive..................  $  827    $  854     $1,594    $1,619
       A&D Business................     -         797        535     1,477
       Graphic Systems.............     -         237        -         352
         Total.....................     827     1,888      2,129     3,448

     Income before income taxes:
       Automotive..................      56        64        100        97
       A&D Business................     -          90        -  (a)    159
       Graphic Systems.............     -           6        -           5
         Total.....................      56       160        100       261

     Net Income:
       Automotive..................      34        39         59        60
       A&D Business................     -          52        -  (a)     93
       Graphic Systems.............     -           2        -           1
         Total.....................  $   34    $   93     $   59    $  154

     (a)	The earnings of the A&D Business for the first two months of 1997 were entirely offset by expenses relating to the transaction.

 3.	Inventories are summarized as follows (in millions):

                                                     March 31    September 30
                                                       1997          1996
     Finished goods.............................     $   386        $   377
     Work in process............................         723            735
     Raw materials, parts, and supplies.........         399            379
       Total....................................       1,508          1,491
     Less allowance to adjust the carrying value
       of certain inventories to a last-in,
       first-out (LIFO) basis...................          (9)            (3)

       Inventories..............................     $ 1,499        $ 1,488


                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


4.	Intangible assets are summarized as follows (in millions):

                                                     March 31     September 30
                                                       1997          1996
     Goodwill..................................      $ 1,295        $ 1,244
     Trademarks, patents, product technology,
       and other intangibles...................          494            515

       Intangible assets.......................      $ 1,789        $ 1,759

 5.	Short-term debt consisted of the following (in millions):

                                                    March 31     September 30
                                                      1997           1996
      Commercial paper.........................     $   190        $   210
      Short-term foreign bank borrowings.......          54            100
      Current portion of long-term debt........           2             14

       Short-term debt.........................     $   246        $   324

 6.	Other current liabilities are summarized as follows (in millions):

                                                    March 31     September 30
                                                      1997          1996

     Accrued product warranties.................    $   110        $   110
     Contract reserves and advance payments.....        131            130
     Accrued taxes other than income taxes......         48             49
     Other......................................        307            249

       Other current liabilities................    $   596        $   538


 7.	Long-term debt consisted of the following (in millions):

                                                    March 31     September 30
                                                      1997           1996
     6.8% notes, payable in 2003...............     $   140        $   139
     Other obligations, principally foreign....          16             31
       Total...................................         156            170
     Less current portion......................           2             14

       Long-term debt..........................     $   154        $   156


                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



 8.	The company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At March 31, 1997, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

   	It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of outstanding foreign currency forward exchange contracts aggregated $506 million at March 31, 1997 and $919 million at September 30, 1996. The contracts outstanding at March 31, 1997 and September 30, 1996 included contracts relating to the company's discontinued operations. The company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

 9.	Accrued retirement benefits consisted of the following (in millions):

                                                  March 31     September 30
                                                    1997           1996
     Accrued retirement medical costs.........     $  682         $  684
     Accrued pension costs....................        126            113
       Total..................................        808            797
     Amount classified as current liability...         46             44
       Accrued retirement benefits............     $  762         $  753

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

   	Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, employment, and government contract matters. The company has agreed to indemnify Boeing and the A&D Business for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the merger. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's financial statements.




                      ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1997 Second Quarter Compared to 1996 Second Quarter

The contributions to sales and earnings by business segment of the company for the second quarter of fiscal 1997 and 1996 are presented below (in millions).

                                                       Three Months Ended
                                                             March 31
                                                         1997       1996
     Sales
       Automation                                      $ 1,114     $ 1,011
       Avionics & Communications                           416         350
       Semiconductor Systems                               369         433

     Total sales                                       $ 1,899     $ 1,794

     Operating Earnings
       Automation                                      $   149     $   123
       Avionics & Communications                            57          25
       Semiconductor Systems                                71          82
     Operating earnings                                    277         230
     General corporate - net                               (22)        (25)
     Interest expense                                       (6)         (7)
     Provision for income taxes                            (94)        (77)

     INCOME FROM CONTINUING OPERATIONS                     155         121

     Income from discontinued operations:
       Automotive                                           34          39
       A&D and Graphic Systems businesses                  -            54
         Total                                              34          93

     Net Income                                        $   189     $   214

Sales for 1997's second quarter were six percent higher than 1996's second quarter. Both Automation and Avionics & Communications achieved double digit sales growth which was partially offset by lower sales in Semiconductor Systems due to the product transition to the new K56flex modem chipsets. For the quarter, international sales accounted for 36 percent of total sales, the same as last year's second quarter.

Income from continuing operations totaled $155 million for 1997's second quarter, up 28 percent from $121 million in the comparable quarter last year. Earnings per share from continuing operations for 1997's second quarter was 72 cents, an increase of 31 percent over 1996's comparable second quarter performance of 55 cents per share. The higher percentage increase in earnings per share resulted from the company's stock repurchase program.

                      ROCKWELL INTERNATIONAL CORPORATION

Automation:

Automation earnings increased 21 percent over last year's second quarter as a result of a 10 percent sales growth, principally in North America and Asia, combined with continued productivity improvements and product cost reductions. Automation's second quarter earnings as a percent of sales were 13 percent compared to 12 percent last year.

Avionics & Communications:

Avionics & Communications earnings were more than double 1996's second quarter results primarily due to improved commercial air transport markets and last year's $11 million charge related to the Fokker N.V. bankruptcy. Avionics & Communications earnings as a percent of sales rose to 14 percent from 7 percent in last year's second quarter.

Semiconductor Systems:

Second quarter Semiconductor Systems earnings were 13 percent below last year's second quarter due primarily to the transition to the new K56flex modem chipsets. The 19 percent return on sales matched last year's second quarter as investments to implement more cost-effective manufacturing processes have reduced Semiconductor Systems' cost to produce wafers as compared to the higher proportion of more expensive external foundry wafers required a year ago.

Discontinued Operations:

For the 1997 second quarter, Automotive's sales totaled $822 million, slightly below 1996's second quarter. Automotive's income, after tax, was $34 million for the 1997 second quarter compared to $39 million in 1996's second quarter which included an $8 million after-tax gain on the sale of a plant.

Including the discontinued Automotive business, net income for the second quarter of 1997 totaled $189 million, or $.87 per share. Comparable income for the same period in 1996 was $160 million, or $.74 per share. Last year's net income including the earnings of the divested A&D and Graphic Systems businesses, as well as the discontinued Automotive business, was $214 million, or $.98 per share.

                      ROCKWELL INTERNATIONAL CORPORATION


Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

The contributions to sales and earnings by business segment of the company for the six months ended March 31, 1997 and 1996 are presented below (in millions).

                                                         Six Months Ended
                                                              March 31
                                                          1997       1996
    Sales
       Automation                                       $ 2,175     $ 1,991
       Avionics & Communications                            790         689
       Semiconductor Systems                                787         744

    Total sales                                         $ 3,752     $ 3,424

    Operating Earnings
       Automation                                       $   280     $   234
       Avionics & Communications                            116          66
       Semiconductor Systems                                152         162
    Operating earnings                                      548         462
    General corporate - net                                 (43)        (38)
    Interest expense                                        (10)        (12)
    Provision for income taxes                             (186)       (160)

    INCOME FROM CONTINUING OPERATIONS                       309         252

    Income from discontinued operations:
       Automotive                                            59          60
       A&D and Graphic Systems businesses                   -            94
         Total                                               59         154

    Net Income                                          $   368     $   406

Sales for the first six months of 1997 increased 10 percent over the same period a year ago. The results were led by Avionics & Communications with a 15 percent increase in sales over last year due to improved commercial air transport markets. Additionally, Automation recorded a nine percent increase in sales, principally in North America and Asia.

Income from continuing operations for the first six months of 1997 totaled $309 million, up 23 percent over last year's income of $252 million. On a per share basis, earnings for the first six months of 1997 of $1.42 per share increased 22 percent over last year's per share earnings of $1.16.

Automation:

Automation earnings for the first six months of 1997 increased 20 percent over the same period a year ago due to increased sales volume of higher margin products along with productivity improvements and product cost reductions. Earnings were lowered by significant investments in international marketing and new product launches.

                      ROCKWELL INTERNATIONAL CORPORATION

Avionics & Communications:

Avionics & Communications earnings for the first six months of 1997 increased 75 percent over last year as a result of improved sales, improved cost performance in defense avionics, and an $11 million charge related to the Fokker N.V. bankruptcy recorded in 1996.

Semiconductor Systems:

Semiconductor Systems earnings decreased six percent for the first six months of 1997 compared to the first six months of 1996 due to large investments in new product development, particularly the new high-speed
56 kilobits-per-second (K56flex) modem chipsets and wireless communications and internet access products.

Discontinued Operations:

For the first six months of 1997, Automotive's sales totaled $1,577, slightly below 1996's comparable period. Automotive's income, after-tax, was $59 million for the first six months of 1997 compared to $60 million in 1996's first six months which included an $8 million after-tax gain on the sale of a plant.

Including the discontinued Automotive business, net income for the first six months of 1997 totaled $368 million, or $1.69 per share. Comparable income for the same period in 1996 was $312 million, or $1.44 per share. Last year's net income including the earnings of the divested A&D and Graphic Systems businesses, as well as the discontinued Automotive business, was $406 million, or $1.87 per share.

FINANCIAL CONDITION

Sources of cash for the first six months of 1997 include the proceeds from the sale of the Graphic Systems business for approximately $600 million, consisting of $553 million in cash and $47 million in preferred stock. These proceeds are being used to reduce short-term debt, fund the company's working capital needs and repurchase Common Stock.

The net assets of Automotive at March 31, 1997 and September 30, 1996 and its net income for the three- and six-month periods ended March 31, 1997 and 1996 have been presented as discontinued operations. Prior to the spin-off, the new Automotive company will make a special dividend payment of approximately $450 million to the company.

Following the completion of the divestiture of the A&D Business, the company initiated a $1 billion Common Stock repurchase program which is expected to be substantially completed by the end of the fiscal year. Since the program was announced, the company has purchased approximately 5.3 million shares of common stock as of March 31, 1997 for approximately $341 million. Future Common Stock repurchases are expected to be financed by the operating activities of continuing operations, the Automotive special dividend noted above, and commercial paper borrowings if necessary.

The company's Class A Common Stock was converted into Common Stock in accordance with its terms on February 23, 1997.

                          ROCKWELL INTERNATIONAL CORPORATION

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. As discussed in
Item 1 of Part II of this Quarterly Report, a judgment was entered into with respect to the company's remediation efforts at its former Russellville, Kentucky plant. Management currently believes that the cost of these remediation efforts will not have a material adverse effect on the company's financial position or results of operations.

Other Financial Information

 (a)	The composition of the company's sales by customer is as follows (in millions):

                                     Three Months Ended     Six Months Ended
                                          March 31               March 31
                                      1997       1996        1997       1996

         U.S. Commercial             $1,063     $1,029      $2,122     $1,992
         International                  687        654       1,365      1,204
         U.S. Government                149        111         265        228
         Total                       $1,899     $1,794      $3,752     $3,424


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

On September 27, 1995, Celeritas Technologies, Ltd., filed a suit against the company in the U.S. District Court, Central District of California, for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Rockwell Semiconductor Systems in 1995 and 1996. As previously reported in the company's Form 10-Q for the quarter ended
December 31, 1996, the court entered judgment against the company on January 27, 1997. On May 5, 1997, the court granted in part and denied in part post-trial motions by the company for judgment notwithstanding the verdict or, alternatively, a new trial. The court vacated its prior damage award of $115 million and awarded the company a new trial on damages unless the plaintiff accepts a reduction in the award of damages that would result in a maximum judgment against the company in this action of $57 million plus attorneys fees. The plaintiff has not made its election. The company believes that the original and revised verdicts are in error and will continue to pursue appellate review.

On June 24, 1996, judgment was entered against the company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought in 1993 by owners of floodplain real property near Russellville, Kentucky allegedly damaged by PCBs discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March 1989. On December 26, 1996, the court denied the company's post-trial motions for judgment notwithstanding the verdict or in the alternative for a new trial. The company believes that the verdict is unsupported by the evidence and on January 22, 1997, filed a notice of appeal.

On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from the company's former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its floodplain. The company is proceeding with additional remediation and characterization efforts consistent with the Court's ruling. The Court deferred any decision on the imposition of fines or penalties pending implementation of an appropriate remediation program.

PART II.	OTHER INFORMATION (Continued)

Item 4.	Submission of Matters to a Vote of Security Holders

		(a)	The regular annual meeting of shareowners of the registrant was held February 5, 1997.

		(c)	At the annual meeting, the shareowners:

			(i)	voted to elect four directors of the company.  Each
       nominee for director was elected by a vote of the
       shareowners as follows:

                  								         	Affirmative		       Votes
			   						                           Votes    	      Withheld

				   Richard M. Bressler		         356,109,541	     4,913,727
   				Judith L. Estrin		       	    356,011,824	     5,011,444
		   		James Clayburn La Force, Jr.	 355,758,122	     5,265,146
   				John D. Nichols           			 356,150,376    	 4,872,892

			(ii)	voted upon a proposal to approve the selection by the
        Board of Directors of the firm of Deloitte & Touche LLP as auditors of the company.  The proposal was approved by a
        vote of the shareowners as follows:

           				Affirmative votes		 355,744,742
			           	Negative votes		  	   2,617,893
			           	Abstentions			        2,660,633

Item 5.	Other Information

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

Cautionary Statement

This Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending; budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the company's Securities and Exchange Commission filings.





PART II.	OTHER INFORMATION (Continued)

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			Exhibit 11 	-	Computation of Earnings Per Share

			Exhibit 12	-	Computation of Ratio of Earnings to Fixed
                Charges for the six months ended March 31,
                1997.

   Exhibit 27 - Financial Data Schedule

		(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 1997.







                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date May 15, 1997                           By  L. J. Komatz
                                                L. J. Komatz
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date May 15, 1997                           By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                                             Page
Exhibit 11 -  Computation of Earnings Per Share               19

Exhibit 12 -  Computation of Ratio of Earnings to Fixed       20
              Charges for the Six Months Ended March 31,
              1997.