Form 10-K405
period 1997-09-30
ROCKWELL INTERNATIONAL CORP
filed 1997-12-05
CIK 1024478

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997. COMMISSION FILE NUMBER 1-12383

                            ------------------------

                       ROCKWELL INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     25-1797617
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        600 ANTON BOULEVARD, SUITE 700                          92626-7147
            COSTA MESA, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 424-4565 (OFFICE OF
                                 THE SECRETARY)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------    ----------------------------------------------
Common Stock, $1 Par Value       New York, London and Pacific Stock Exchanges
  (including the associated
  Preferred Share Purchase
  Rights)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on November 30, 1997 was approximately $9.9 billion.

     204,327,733 shares of registrant's Common Stock, par value $1 per share, were outstanding on November 30, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 4, 1998 is incorporated by reference into Part III hereof.
================================================================================

                                     PART I
ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation, is a global electronics company with leadership positions in automation, avionics and communications and semiconductor systems. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as the result of a tax-free reorganization completed on December 6, 1996 (the Reorganization), pursuant to which the Company divested its former Aerospace and Defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spin-off of its automotive component systems business into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). As used herein, the terms the "Company" or "Rockwell" include subsidiaries and predecessors unless the context indicates otherwise.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), or in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 4, 1998 (the 1998 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

     The Company's business segments are engaged in research, development, and manufacture of electronics products as follows:

     Automation--industrial automation equipment and systems, including control logic, sensors, human-machine interface devices, motors, power and mechanical devices and software products.

     Avionics & Communications--avionics products and systems and related communications technologies primarily used in commercial and military aircraft and defense electronic systems for command, control, communications and intelligence.

     Semiconductor Systems--system-level semiconductor chipset solutions for personal communications electronics markets such as personal computers, personal imaging devices, wireless communications products, network access devices and digital information and entertainment products, as well as electronic commerce products for call center systems and personalized electronic commerce applications.

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings and their identifiable assets for the three years ended September 30, 1997, is contained under the caption RESULTS OF OPERATIONS in the MD&A on pages 12-14 hereof, and in Note 19 of the NOTES TO FINANCIAL STATEMENTS in the Financial Statements on pages 34-36 hereof.

PRODUCTS

     Automation. The Company's automation products include programmable controllers, human-machine interface devices, communications networks, programming and application software, AC/DC drives and drive systems, sensing and motion control devices, machine vision, computer numeric control systems, data acquisition products, standard and engineered motors, mechanical power transmission equipment and global support services. The Company is a leader in plant floor automation, focusing on helping customers control processes and become more competitive through increased flexibility, improved productivity and information flow.

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

     Semiconductor Systems. The Company's Semiconductor Systems business produces integrated circuits for customers in the PC platform, wireless communications, office automation, network access and digital information and entertainment industries, as well as transaction call processing systems for customers requiring electronic commerce applications. This business is making significant investments in mixed-signal computing semiconductor process, device design and communications algorithm core technologies. Applying these core technologies, this business is expanding into related personal communications electronics markets, such as entering the market for wireless communications, by supplying chipsets for cellular and cordless phones, wireless modem communications devices for laptop computers and modules for Global Positioning Systems (GPS) receivers.

COMPETITIVE POSTURE

     The Company competes with many manufacturers which, depending on the product involved, range from large diversified enterprises, comparable to or greater than the Company in scope and resources, to smaller companies specializing in particular products. Factors which affect the Company's competitive posture are its research and development efforts, the quality of its products and services and its marketing and pricing strategies.

     The Company's products are sold by its own sales force and through distributors and agents.

GOVERNMENT CONTRACTS

     Approximately 7 percent of the Company's sales is derived from United States government contracts, almost entirely from its Avionics & Communications business. The Avionics & Communications business supplies certain military equipment to the United States government. In addition to normal business risks, companies engaged in supplying military equipment to the United States government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States government contracts, particularly development contracts, and generally result in adjustments of contract prices.

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

ACQUISITIONS AND DISPOSITIONS

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, sold or otherwise discontinued. As a result of the Reorganization and the spin-off of Meritor, the Company has virtually no debt, which enhances its ability to make acquisitions.

     The Company acquired several businesses in fiscal 1997, at a net cost of $115 million, including $53 million ($42 million after-tax) related to purchased research and development.

     On November 4, 1997, the Company announced that it had entered into an agreement to acquire the Hughes-Avicom interactive in-flight entertainment business of Hughes Electronics Corporation. The acquisition is expected to be completed by the end of December 1997.

     In October 1996, the Company sold its Graphic Systems business to an affiliate of Stonington Partners, Inc. for approximately $600 million. On December 6, 1996, the Company completed the divestiture of the A&D Business to Boeing. On September 30, 1997, the Company completed the spin-off of Meritor. The net income (loss) from operations of the Graphic Systems business, the A&D Business and the Automotive Business (which includes Meritor and a discontinued product line) has been presented on the Company's consolidated statement of income as income from discontinued operations for all periods. The assets and liabilities of these discontinued businesses as of September 30, 1996 have been classified on the Company's consolidated balance sheet as net assets (liabilities) of discontinued operations.

GEOGRAPHIC INFORMATION

     The Company conducts operations in the United States and in 40 foreign countries. Selected financial information by major geographic area for the three years ended September 30, 1997 is contained in Note 19 of the NOTES TO FINANCIAL STATEMENTS in the Financial Statements.

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, South Korea, the Netherlands, Southeast Asia, Spain, Switzerland and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

RESEARCH AND DEVELOPMENT

     The Company's Science Center conducts a basic research program to support the strategies of the operating businesses and continues to provide research services to Boeing and Meritor at agreed rates. At October 1, 1997, the Company employed approximately 6,700 professional engineers and scientists and 2,900 supporting technical personnel.

EMPLOYEES

     At October 1, 1997, the Company had approximately 45,000 employees, of whom approximately 9,100 were employed outside the United States.

RAW MATERIALS AND SUPPLIES

     Raw materials essential to the conduct of each of the Company's business segments generally are available at competitive prices. Many items of equipment and components used in the production of the Company's products are purchased from others. In addition, the Avionics & Communications business generally subcontracts major portions of systems. Although the Company has a broad base of suppliers and subcontractors, it is dependent upon the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules.

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption ENVIRONMENTAL MATTERS in the MD&A on page 15 hereof. See also Item 3, LEGAL PROCEEDINGS, on pages 6-8 hereof.

PATENTS, LICENSES AND TRADEMARKS

     Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement have been made against the

Company. Management believes that none of these claims will have a material adverse effect on the consolidated financial statements of the Company. See Item 3, LEGAL PROCEEDINGS, on pages 6-8 hereof. While in the aggregate the Company's patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company's business.

     The Company's name, its registered trademarks "Rockwell" and "Rockwell International" and its symbol are important to each of its business segments. In addition, the Company owns a large number of other important trademarks applicable to only certain of its products, such as "Collins" for navigation and communication equipment, "Allen-Bradley" and "A-B" for electronic controls and systems for industrial automation and "Reliance Electric" for electric motors and mechanical power transmission products.

SEASONALITY

     None of the Company's business segments is seasonal.

ITEM 2.  PROPERTIES.

     At October 1, 1997, the Company operated 142 plants and research and development facilities throughout the United States and in Europe, Brazil, Canada, India, Mexico, Australia and the Far East. It also had approximately 387 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 22.8 million square feet. Of this floor space, approximately 68.9% was owned by the Company and approximately 31.1% was leased. At October 1, 1997, the Company had approximately 437,000 square feet of floor space that were not in use, most of which was in owned facilities. There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. A summary of floor space of these facilities at September 30, 1997 is as follows:

                                                                OWNED         LEASED
                      LOCATION AND SEGMENTS                    FACILITIES   FACILITIES     TOTAL
    ---------------------------------------------------------  --------     ----------     -----
                                                                  (IN MILLIONS OF SQUARE FEET)
    United States:
      Automation.............................................     9.6           3.2        12.8
      Avionics & Communications..............................     3.1           0.6         3.7
      Semiconductor Systems..................................     2.0           0.8         2.8
    Europe:
      Automation.............................................     0.5           1.0         1.5
      Avionics & Communications..............................     0.1           0.1         0.2
      Semiconductor Systems..................................      --            --          --
    South America:
      Automation.............................................     0.1           0.2         0.3
      Avionics & Communications..............................      --            --          --
      Semiconductor Systems..................................      --           0.1         0.1
    Canada and other areas:
      Automation.............................................     0.1           0.7         0.8
      Avionics & Communications..............................      --           0.1         0.1
      Semiconductor Systems..................................      --            --          --
    Corporate Offices (including certain research and
      development facilities)................................     0.2           0.3         0.5
                                                                 ----           ---        ----
              Total..........................................    15.7           7.1        22.8
                                                                 ====           ===        ====

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

     On November 13, 1990, the Company was served with a summons and complaint in another civil action, which the Company believes is totally without merit, brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment, seeking reinstatement with back pay and other unspecified damages. On August 8, 1991, the court dismissed the personal cause of action. On February 2, 1994, the court denied Rockwell's motion to dismiss the complaint for lack of subject matter jurisdiction, and discovery is proceeding. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. The Company is defending the action and believes it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action.

     On January 8, 1991, the Company filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees to which the Company alleges it is entitled under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against the Company alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On March 20, 1997, the court stayed the case pending disposition of the civil action described in the preceding paragraph. The Company believes the government's counterclaim is without merit, and believes it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with the counterclaim.

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

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of December 5, 1997 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

     Celeritas. On September 27, 1995, Celeritas Technologies, Ltd., filed a suit against the Company in the U.S. District Court, Central District of California, for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Rockwell Semiconductor Systems in 1995 and 1996. The court entered judgment against the Company on January 27, 1997. On May 5, 1997, the court granted in part and denied in part post-trial motions by the Company for judgment notwithstanding the verdict or, alternatively, a new trial. The court vacated its prior damage award of $115 million and, on July 1, 1997, entered a revised judgment reducing the damages award to $57 million plus attorney's fees. The Company believes that the judgment is in error and filed a notice of appeal on July 25, 1997.

     Russellville. On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March 1989. The Company believes that the verdict is unsupported by the evidence and, on January 22, 1997, filed a notice of appeal. Since the Company believes it is not reasonably possible that the punitive damages will be sustained on appeal, the Company has not accrued any reserve for those damages.

     On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from the Company's former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its floodplain. On June 30, 1997, the Company filed a notice of appeal, but is nevertheless proceeding with remediation and characterization efforts consistent with the Court's ruling while simultaneously appealing that ruling. The Court deferred any decision on the imposition of fines or penalties pending implementation of an appropriate remediation program.

     Other. In July 1995, a federal grand jury impaneled by the United States District Court for the Central District of California began an investigation into a July 1994 explosion at the Santa Susana Field Laboratory operated by the Company's former Rocketdyne Division in which two scientists were killed and a technician was injured. On April 11, 1996, pursuant to an agreement between the Company and the United States Attorney for the Central District of California, the Company entered a plea of guilty to two counts of unpermitted disposal of hazardous waste and one count of unpermitted storage of hazardous waste, all of which are felony violations of the Resource Conservation and Recovery Act, and paid a fine of $6,500,000 to settle potential federal criminal claims arising out of the federal government's investigation. Investigation under other U.S. and California laws continues. While the Company has no information on the status of these investigations, further civil sanctions could be imposed on the current owner of the facility, Boeing North American, Inc. (BNA), for which the Company would be required to indemnify BNA.

     On December 27, 1995, one shareowner, purporting to act derivatively on behalf of the Company, commenced an action in the Superior Court of the State of California for the County of Orange against 13 of the Company's directors, and the Company as a nominal defendant, alleging principally breaches of fiduciary duties in failing properly to manage the business of the Company in a manner to prevent certain violations of applicable federal and state laws, including environmental laws, by certain named and unnamed employees or agents of the Company. The action seeks declaratory judgment, damages suffered by the Company as a result of the alleged conduct, plaintiffs' costs and expenses and other proper relief.

     On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. On August 7, 1996, the Los Angeles action was dismissed voluntarily by the plaintiffs. On August 22, 1996, a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. A Second Amended Consolidated Complaint was filed in the Orange County action on November 27, 1996. Subsequently, on February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. The Company and the director-defendants are defending the consolidated action, and the parties are proceeding with discovery.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, positions and offices held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 5, 1997 are as follows:

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
    -----------------------------------------------------------------------------    ---
    DONALD R. BEALL--Chairman of the Board of Rockwell; Chairman of the Board and
      Chief Executive Officer of Rockwell from February 1988 to September 1997...    59
    DON H. DAVIS, JR.--President and Chief Executive Officer of Rockwell since
      October 1997; President and Chief Operating Officer of Rockwell from July
      1995 to October 1997; Executive Vice President and Chief Operating Officer
      of Rockwell from January 1994 to July 1995; Senior Vice President and
      President, Automation of Rockwell from June 1993 to January 1994; President
      of Rockwell's Allen-Bradley subsidiary (automation) prior thereto..........    57
    W. MICHAEL BARNES--Senior Vice President, Finance & Planning and Chief
      Financial Officer of Rockwell..............................................    55
    MICHAEL A. BLESS--Vice President, Corporate Development and Planning of
      Rockwell since August 1997; Director, Investment Banking of Merrill Lynch &
      Co., Inc. from April 1997 to August 1997; Senior Vice President of Dillon,
      Read & Co. (investment banking) prior thereto..............................    32
    WILLIAM J. CALISE, JR.--Senior Vice President, General Counsel and Secretary
      of Rockwell since November 1994; senior partner of Chadbourne & Parke LLP
      (law firm) prior thereto...................................................    59

         NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT         AGE
    -----------------------------------------------------------------------------    ---
    JOHN D. COSGROVE--Senior Vice President of Rockwell since March 1997;
      President, Avionics & Communications of Rockwell since September 1996;
      President, Collins Avionics & Communications Division of Rockwell prior
      thereto....................................................................    62
    DWIGHT D. DECKER--Senior Vice President of Rockwell and President, Rockwell
      Semiconductor Systems and Electronic Commerce since March 1997; President,
      Rockwell Semiconductor Systems from October 1995 to March 1997; President,
      Telecommunications of Rockwell from June 1995 to October 1995; Vice
      President/ General Manager, Digital Communications Division of Rockwell's
      Telecommunications Division from January 1993 to June 1995; Vice President,
      Modem Systems of Rockwell's Telecommunications Division prior thereto......    47
    WILLIAM D. FLETCHER--Senior Vice President, Technology & Business Development
      of Rockwell since June 1996; Senior Vice President, International of
      Rockwell from October 1995 to June 1996; President, Asia Pacific Sales
      Region of Allen-Bradley from March 1995 to October 1995; President of the
      Asia Pacific Region of Allen-Bradley from June 1993 to March 1995; Senior
      Vice President, International Group and Motion Control Division of
      Allen-Bradley from January 1992 to June 1993...............................    58
    JODIE K. GLORE--Senior Vice President of Rockwell and President & Chief
      Operating Officer-Rockwell Automation since October 1995; President of
      Allen-Bradley from January 1994 to October 1995; Senior Vice President,
      Automation Group (formerly Industrial Computer and Communication Group) of
      Allen-Bradley from January 1992 to January 1994............................    50
    LAWRENCE J. KOMATZ--Vice President and Special Assistant to the Chief
      Financial Officer of Rockwell since August 1997; Vice President and
      Controller of Rockwell prior thereto.......................................    55
    JAMES P. O'SHAUGHNESSY--Vice President and Chief Intellectual Property
      Counsel of Rockwell since May 1996; partner of Foley & Lardner (law firm)
      prior thereto..............................................................    50
    DENNIS J. POPOVEC--Vice President and Treasurer of Rockwell since March 1997;
      Assistant Treasurer of Rockwell prior thereto..............................    42
    WOLFGANG RICHTER--Vice President and Chief Information Officer of Rockwell
      since November 1997; Vice President and Chief Information Officer of
      Whirlpool Corporation from June 1995 to November 1997; Vice
      President--Information Systems, Whirlpool North American Appliance Group
      from January 1995 to May 1997; Director of Computer Operations for
      Whirlpool Europe in Milan, Italy prior thereto.............................    43
    WILLIAM E. SANDERS--Vice President and Controller of Rockwell since August
      1997; Assistant Controller of Rockwell from October 1996 to August 1997;
      Accounting Executive, Financial Reports of Rockwell prior thereto..........    45
    WILLIAM A. SANTE, II--General Auditor of Rockwell............................    54
    JOHN R. STOCKER--Vice President, Law of Rockwell since November 1994; Vice
      President and Associate General Counsel of Rockwell prior thereto..........    56
    JOEL R. STONE--Senior Vice President, Organization and Human Resources of
      Rockwell since December 1996; Vice President of Compensation & Benefits of
      Rockwell prior thereto.....................................................    53
    CHARLES C. STOOPS, JR.--General Tax Counsel of Rockwell......................    64
    EARL S. WASHINGTON--Senior Vice President, Communications of Rockwell since
      September 1995; Vice President, Advertising and Public Relations of
      Rockwell from March 1994 to September 1995; Vice President, Business
      Development of Rockwell from June 1993 to March 1994; Vice President of
      Strategic Management for Rockwell's Defense Electronics businesses from
      June 1990 to June 1993 and Vice President of Transportation Systems of
      Rockwell's Defense Electronics businesses from June 1992 to June 1993......    52

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock, par value $1 per share, is traded is the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific and London Stock Exchanges. On November 30, 1997, there were 62,330 shareowners of record of the Company's Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange--Composite Transactions reporting system during each quarter of the Company's fiscal years ended September 30, 1997 and 1996:

                                                        1997                 1996
                                                    ------------         ------------
        FISCAL QUARTERS                             HIGH     LOW         HIGH     LOW
        ------------------------------------------  ----     ---         ----     ---
        First.....................................  64 5/8   54 1/8       53      44
        Second....................................  70 5/8   58 7/8      63 1/4   51 1/2
        Third.....................................  68 3/4   58 1/4      60 1/4   55
        Fourth....................................  66 3/8   57 9/16      57      47 1/2

     On December 6, 1996, each Rockwell shareowner received .042 share (presently .084 share) of Boeing common stock for each share of Rockwell Common Stock or Class A Common Stock, par value $1 per share, owned. At September 30, 1997, such fractional Boeing share had a value of $4.57.

     Since December 9, 1996, the Company has repurchased, through open-market purchases, 13.4 million shares of Common Stock. Shares repurchased under the Company's stock repurchase program are to be used for employee stock option and other benefit and compensation plans and other corporate purposes.

     The following table sets forth the aggregate quarterly cash dividends per common share (comprised of the Common Stock and, until February 23, 1997, the date of its automatic conversion to Common Stock, Class A Common Stock) during each of the Company's five fiscal years ended September 30, 1997:

                                                                      CASH DIVIDENDS PER
        FISCAL YEAR                                                      COMMON SHARE
        ------------------------------------------------------------  -------------------
        1997........................................................         $1.16(1)
        1996........................................................          1.16
        1995........................................................          1.08
        1994........................................................          1.02
        1993........................................................          0.96

---------

(1) This amount does not include dividends at the rate of $0.04 per annum earned on each .042 share (.084 share after June 6, 1997) of Boeing common stock received in the Reorganization for each Rockwell share. On September 30, 1997, each Rockwell shareowner also received one share of Meritor common stock for each three shares of Rockwell Common Stock owned.

     On February 5, 1997, the Company issued 400 shares of Common Stock to each of the non-employee directors of the Company who continued in office following the annual meeting held on that date as annual grants pursuant to the terms of the Company's Directors Stock Plan. On May 7, 1997, the Company issued 300 shares of Common Stock to George L. Argyros in connection with his election to the board of directors as a grant pursuant to the terms of the Directors Stock Plan. On January 2, April 1 and July 1, 1997, the Company issued 186, 170 and 190 restricted shares of Common Stock, respectively, to John D. Nichols, a director of the Company; these shares were issued in payment for retainer fees otherwise payable in cash and deferred by Mr. Nichols pursuant to the terms of the Directors Stock Plan. The issuance of all shares described above was exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected consolidated financial data have been derived from the consolidated financial statements of the Company. The data should be read in conjunction with the MD&A and the Financial Statements. The income statement data for the five years ended September 30, 1997 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

                                                               YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------------
                                                   1997       1996       1995       1994       1993
                                                  ------     ------     ------     ------     ------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales...........................................  $7,762     $7,228     $5,937     $4,193     $3,657
Operating earnings..............................   1,029        836        745        537        466
Interest expense................................      27         22         14          5          5
Income from continuing operations(1)............     586        451        368        285        240
Earnings per share from continuing
  operations(1).................................    2.74       2.07       1.69       1.29       1.09
Cash dividends per share........................    1.16       1.16       1.08       1.02       0.96
BALANCE SHEET DATA: (at end of period)
Total assets....................................  $7,971     $8,976     $8,160     $5,539     $5,310
Long-term debt..................................     156        156        167         17         11
Shareowners' equity.............................   4,811      4,256      3,782      3,356      2,956

---------

(1) Includes special charges of $42 million, or 20 cents per share, in 1997 and $121 million, or 56 cents per share, in 1996 relating to the write-off of purchased research and development in connection with acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     With the divestiture of its Automotive, Aerospace & Defense and Graphic Systems businesses, Rockwell today is a global market leader in three electronics businesses, serving 17 discrete markets and deriving over 35 percent of revenues from international business. Over the past five years, sales of these businesses have grown at an average annual rate of 21 percent and operating earnings, before purchased research and development and a 1996 restructuring charge, have increased at an average annual rate of 23 percent.

     Rockwell's largest business, Automation, with 58 percent of total Company sales, has grown at a 27 percent average annual rate over the past five years. Excluding the impact of an acquisition-related charge, operating margins for 1997 of 13 percent are near an all-time high. Automation is the number one supplier of industrial automation systems in North America and its goal is to be number one worldwide. Future sales growth will be driven by new products, international expansion and continued development of the Company's market channel partners. Nearly 20 percent of Automation's 1998 sales will be from products developed in the last two years.

     The Company's Avionics & Communications business generated 22 percent of total Company sales in 1997 and is first or second in each of its served markets. Those markets are commercial air transport, general aviation and government avionics, where Rockwell has market-leading products such as GPS, data links and liquid crystal displays. Avionics & Communications expects that strong sales growth in 1998 will be driven by increased production of new commercial aircraft and retrofit of existing aircraft. In addition, Avionics & Communications continues to pursue operating efficiencies to gain competitive cost advantages and provide world-class customer service. International business is expected to comprise almost 40 percent of Avionics & Communications sales in 1998 compared to 35 percent in 1997. In November 1997, the Company entered into an agreement to acquire a division of Hughes Electronics Corporation, Hughes-Avicom International, Inc., a leading supplier of airborne interactive in-flight entertainment systems. The acquisition is expected to be completed by December 1997.

     Semiconductor Systems, which generated 20 percent of total Company sales in 1997, experienced explosive revenue growth through fiscal 1996. While Semiconductor Systems faced significant competition in its personal computer
(PC) modem chipset business in 1997, and expects that trend to continue in 1998, strategic acquisitions and major investments in new product development during the past two years have enabled the business to lessen its dependence on PC modems. As a result, Semiconductor Systems is now capitalizing on its strong Digital Signal Processing (DSP) capability in non-modem product lines, including wireless communications, personal imaging, digital infotainment and wide and local area network access. The business also has a leadership position in the emerging market for personalized electronic commerce products and services. These non-modem businesses are planned to almost double sales in 1998 and are expected to approach half of total Semiconductor Systems sales by the end of 1998. The Company also expects market growth to accelerate in its leadership PC modem chipset business once a worldwide standard for the new 56 Kbps modem is established in 1998.

     Assuming generally favorable economic conditions, management expects 1998 earnings per share growth, before acquisition-related special charges, to be in the high single-digit range from the $2.94 per share reported in 1997. Sales and earnings at Automation and Avionics & Communications should be higher, but Semiconductor Systems earnings will likely be lower due to continued uncertainty in unit volumes and lower pricing in its modem business in 1998. Management expects stronger performance in the second half of 1998 as ongoing major investments in Semiconductor Systems begin paying off. The Company expects to return to its long-term average earnings per share growth goal of 15 percent in 1999.

RESULTS OF OPERATIONS

1997 Compared to 1996

     Sales increased 7 percent in 1997 to $7.8 billion from $7.2 billion in 1996 due to strong global demand and increased market share penetration at Automation and Avionics & Communications. The composition of sales was as follows (in billions):

                                                                                 1997     1996
                                                                                 ----     ----
U.S. Commercial..............................................................    $4.4     $4.1
International................................................................     2.8      2.6
U. S. Government.............................................................     0.6      0.5
                                                                                 ----     ----
Total........................................................................    $7.8     $7.2
                                                                                 ====     ====

     Earnings per share from continuing operations increased 12 percent in 1997 to $2.94 per share from $2.63 per share in 1996, before acquisition-related special charges in both years. The related income from continuing operations for 1997 increased to $628 million over comparable income of $572 million in 1996.

     The special charges in 1997 were write-offs of purchased research and development of $23 million after-tax, or 11 cents per share, in the fourth quarter related to the completion of the acquisition of an Automation software business and $19 million after-tax, or nine cents per share, in the third quarter in connection with a Semiconductor Systems acquisition. The special charge in the fourth quarter of 1996 consisted of the write-off of purchased research and development of $121 million after-tax, or 56 cents per share, related to a Semiconductor Systems acquisition. Including these special charges, income from continuing operations for 1997 was $586 million, or $2.74 per share, compared with 1996 income from continuing operations of $451 million, or $2.07 per share.

     In 1996, the Company also recorded a $47 million after-tax restructuring charge related to a decision to exit several non-strategic product lines and costs associated with staff reductions in several businesses. This charge was offset by a favorable settlement of prior years' income tax claims of $65 million.

     Automation achieved an 11 percent increase in operating earnings in 1997, capitalizing on strong worldwide markets and continuing cost containment initiatives. Operating earnings, before an acquisition-related special charge in 1997 and a restructuring charge in 1996, were $598 million in 1997 compared to

$537 million in 1996. Including these charges, Automation earnings totaled $575 million in 1997 compared to 1996 earnings of $526 million.

     Avionics & Communications had outstanding results in 1997 with sales increasing 15 percent to $1.7 billion from $1.5 billion in 1996 primarily due to improved commercial air transport markets. Operating earnings for 1997 were a record $253 million, up 52 percent from comparable 1996 operating earnings (before a restructuring charge) of $166 million due to the higher sales volume and the benefits from the 1996 restructuring actions. Avionics & Communications 1996 earnings totaled $116 million, including the restructuring charge.

     Semiconductor Systems operating earnings, before acquisition-related charges in both 1997 and 1996, were 30 percent lower on sales of $1.6 billion in both years. Operating margins declined to 15 percent in 1997 from 21 percent in 1996, due primarily to the highly competitive transition to the business' new high-speed K56flex personal computer modem, which has accelerated price reductions, particularly on the older V.34 modem. Semiconductor Systems earnings, including the write-off of purchased research and development in both years, totaled $201 million in 1997 compared to $209 million for 1996. Semiconductor Systems operates in a volatile industry, characterized by rapid technological advances and constantly changing customer demand patterns. Participation in this industry requires significant investments in research and development, frequent new product introductions and enhancements, and aggressive pricing practices. Future sales and earnings of this business are dependent on the continued successful development of advanced technologies and timely introduction of new products.

Continuing Operations

Sales and Earnings by Business Segment

                                                                  YEAR ENDED SEPTEMBER 30,
                                                       ----------------------------------------------
                                                        1997      1996      1995      1994      1993
                                                       ------    ------    ------    ------    ------
                                                                       (IN MILLIONS)
SALES
  Automation........................................   $4,494    $4,165    $3,590    $2,085    $1,716
  Avionics & Communications.........................    1,689     1,470     1,461     1,409     1,396
  Semiconductor Systems.............................    1,579     1,593       875       691       530
  Divested business.................................       --        --        11         8        15
                                                       ------    ------    ------    ------    ------
  Total sales.......................................   $7,762    $7,228    $5,937    $4,193    $3,657
                                                       ======    ======    ======    ======    ======
OPERATING EARNINGS
  Automation........................................   $  598    $  537    $  481    $  265    $  193
  Avionics & Communications.........................      253       166       182       183       220
  Semiconductor Systems.............................      231       330       113        98        57
  Purchased research and development................      (53)     (121)       --        --        --
  Restructuring charge..............................       --       (76)       --        --        --
  Divested business.................................       --        --       (31)       (9)       (4)
                                                       ------    ------    ------    ------    ------
  Operating earnings................................    1,029       836       745       537       466
General corporate--net..............................      (79)      (84)     (108)      (75)      (80)
Interest expense....................................      (27)      (22)      (14)       (5)       (5)
Provision for income taxes..........................     (337)     (279)     (255)     (172)     (141)
                                                       ------    ------    ------    ------    ------
Income from continuing operations...................   $  586    $  451    $  368    $  285    $  240
                                                       ======    ======    ======    ======    ======

In 1997, purchased research and development of $30 million and $23 million relates to the acquisitions of a Semiconductor Systems business and the remaining interest in an Automation software business, respectively. In 1996, purchased research and development relates to the acquisition of a Semiconductor Systems business. The restructuring charge in 1996 relates to the business segments as follows (in millions): Automation, $11;

Avionics & Communications, $50; and Corporate, $15. The divested business is the Semiconductor Systems Local Area Networking product line.

1996 Compared to 1995

     Sales for 1996 increased nearly $1.3 billion, or 22 percent from 1995. Semiconductor Systems achieved an 82 percent increase in sales due to strong customer demand for its V.34 personal computer modem chipsets. Automation sales were also up due to strong worldwide markets and the inclusion of Reliance Electric Company (Reliance) sales for the full year compared to nine months for 1995.

     Income from continuing operations, before a $121 million, or 56 cents per share, special charge, was $572 million, or $2.63 per share, a 55 percent increase over 1995's comparable income of $368 million, or $1.69 per share.

     Automation reported a 16 percent sales increase over 1995. Although growth in Automation's served markets continued in 1996, the rate of growth in this industry slowed from 1995's record levels. Automation's 1996 earnings, before a 1996 restructuring charge, increased 12 percent over 1995 due to higher sales and improved profit margins. Including the restructuring charge, Automation's 1996 earnings were $526 million.

     Avionics & Communications 1996 sales were up slightly from 1995 while earnings, before a 1996 restructuring charge, were down 9 percent. Record sales and earnings by the business' General Aviation division were more than offset by a charge resulting from the bankruptcy of Fokker N.V. and higher commercial air transport research and development expenditures. Including the restructuring charge, Avionics & Communications 1996 earnings totaled $116 million.

     Semiconductor Systems earnings, before an acquisition-related special charge, increased three-fold in 1996 due to strong demand for its V.34 personal computer modem chipsets. For the year, Semiconductor Systems achieved an excellent 21 percent return on sales compared to 13 percent in 1995. Semiconductor Systems 1996 earnings, including the acquisition-related charge, totaled $209 million.

INCOME TAXES

     The Company's 1997 effective income tax rate decreased to 36.5 percent, from 38.2 percent in 1996, due to reduced foreign income taxes and the utilization of previously unrecognized tax credit carryforwards. Management believes the effective income tax rate will continue to benefit from ongoing tax planning initiatives.

DISCONTINUED OPERATIONS

     Discontinued operations consist of the Automotive Business, the A&D Business and the Graphic Systems business. Income from discontinued operations for 1997 includes a charge of $57 million ($48 million after-tax) for transaction and separation-related costs incurred in connection with the spin-off of Meritor.

FINANCIAL CONDITION

     Rockwell's financial condition is a major strength which provides substantial flexibility for enhancing shareowner value. Cash provided by operating activities totaled $766 million in 1997 compared to $979 million in 1996. With virtually no debt, the Company is well positioned for further investments in new product development and acquisitions to bolster the product and geographic positions of its global businesses. The Company recently completed the $1 billion stock repurchase program announced at the time of the Reorganization, and the Board of Directors has approved an additional $500 million repurchase program. Future stock repurchases are expected to be funded by cash generated by operating activities and commercial paper borrowings.

     A major use of cash in 1997 was for continuing investment in research and new product development, which totaled $661 million, up 28 percent from $518 million in 1996. New product investments at Semiconductor Systems represented almost half of the total, with increased investments in new product lines such as wireless communications, digital infotainment and wide and local area network access. The Company plans to continue approximately this level of investment in new products in 1998.

     The Company also invested $683 million in capital expenditures for facilities and equipment to enhance the growth opportunities of its businesses, obtain operating efficiencies and improve quality. The 1998 capital investment plan is approximately $700 million.

     In July 1996, Semiconductor Systems announced that, due to current and forecasted favorable pricing in the worldwide semiconductor silicon wafer fabrication market, it had delayed production start-up of a facility under construction in Colorado Springs, Colorado. Based on current market demand and favorable wafer pricing, management is uncertain as to when wafer production at this facility will commence.

     Another use of the Company's cash is the payment of dividends to shareowners. Dividend payments in 1997 of $1.16 per share totaled $248 million, or 39 percent of net income. Upon the spin-off of Meritor, the annual $1.16 per share dividend was apportioned at $1.02 for Rockwell and $0.14 for Meritor. In November 1997, the Rockwell Board of Directors declared a $0.255 per share regular quarterly dividend ($1.02 per share annual rate) payable in December 1997.

ENVIRONMENTAL MATTERS

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

     The Company has been designated as a potentially responsible party at 29 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1997 to be about $18 million, of which $14 million has been accrued.

     Various other lawsuits, claims, and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously disposed of properties. During 1997, the Company recorded a $20 million charge for additional environmental costs expected to be incurred at a previously owned facility. As of September 30, 1997, management has estimated the total reasonably possible costs the Company could incur for these matters to be about $125 million. The Company has recorded environmental accruals for these matters of $104 million, of which $37 million relate to liabilities assumed in connection with the Reliance acquisition.

     A major portion of the $37 million accrual for Reliance's environmental obligations is recoverable from Exxon Corporation (Exxon), based on an agreement between Exxon and Reliance whereby Exxon agreed to pay substantially all costs related to certain environmental matters. An offsetting $15 million receivable from Exxon was recorded at September 30, 1997. The Company believes Reliance is entitled to indemnification from Exxon for an additional $19 million of costs, but a receivable has not been recorded since Exxon is disputing its indemnification obligation.

     Based on its assessment, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial statements. Management cannot assess the possible effect of compliance with future requirements.

YEAR 2000

     The Company has developed plans to address issues related to the impact on its computer systems of the year 2000. Financial and operational systems have been assessed and plans have been developed to address systems modification requirements. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The Company believes that any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions.

     Based on the Company's overall currency rate exposure at September 30, 1997, a 10% change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

     See Note 11 of the NOTES TO FINANCIAL STATEMENTS in the Financial Statements on page 27 hereof.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures, as well as other risks and uncertainties, including but not limited to those described above in the discussion of the Semiconductor Systems business under Results of Operations, 1997 Compared to 1996, on pages 12-14 hereof and those detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                               SEPTEMBER 30,
                                                                             -----------------
                                  ASSETS                                      1997       1996
                                                                             ------     ------
CURRENT ASSETS
Cash (includes time deposits and certificates of deposit:
  1997, $189; 1996, $411)..................................................  $  283     $  663
Receivables (less allowance for doubtful accounts:
  1997, $62; 1996, $84)....................................................   1,319      1,206
Inventories................................................................   1,526      1,481
Deferred income taxes......................................................     254        211
Other current assets.......................................................     302        285
Net assets of Automotive Business..........................................      --        612
Net assets of Graphic Systems..............................................      --        560
                                                                             ------     ------
       Total current assets................................................   3,684      5,018
                                                                             ------     ------
PROPERTY
Land.......................................................................      88         83
Land and leasehold improvements............................................      70         69
Buildings..................................................................     768        760
Machinery and equipment....................................................   2,020      1,827
Office and data processing equipment.......................................     651        563
Construction in progress...................................................     527        380
                                                                             ------     ------
       Total...............................................................   4,124      3,682
Less accumulated depreciation..............................................   1,879      1,674
                                                                             ------     ------
Net property...............................................................   2,245      2,008
                                                                             ------     ------
INTANGIBLE ASSETS..........................................................   1,789      1,762
                                                                             ------     ------
OTHER ASSETS...............................................................     253        188
                                                                             ------     ------
       TOTAL...............................................................  $7,971     $8,976
                                                                             ======     ======

See notes to financial statements.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                               SEPTEMBER 30,
                                                                             -----------------
                    LIABILITIES AND SHAREOWNERS' EQUITY                       1997       1996
                                                                             ------     ------
CURRENT LIABILITIES
Short-term debt............................................................  $   66     $  323
Accounts payable...........................................................     840        801
Accrued compensation and benefits..........................................     436        391
Accrued income taxes.......................................................      96        155
Other current liabilities..................................................     532        565
Net liabilities of A&D Business............................................      --      1,309
                                                                             ------     ------
       Total current liabilities...........................................   1,970      3,544
                                                                             ------     ------
LONG-TERM DEBT.............................................................     156        156
                                                                             ------     ------
ACCRUED RETIREMENT BENEFITS................................................     795        764
                                                                             ------     ------
OTHER LIABILITIES..........................................................     239        256
                                                                             ------     ------
SHAREOWNERS' EQUITY
Common Stock (shares issued: 1997, 216.4; 1996, 209.5).....................     216        210
Class A Common Stock (shares issued: 1996, 27.9)...........................      --         28
Additional paid-in capital.................................................     901        199
Retained earnings..........................................................   4,409      4,466
Currency translation.......................................................    (103)      (103)
Common Stock in treasury, at cost (shares held:
       1997, 9.6; 1996, 18.9)..............................................    (612)      (544)
                                                                             ------     ------
       Total shareowners' equity...........................................   4,811      4,256
                                                                             ------     ------
       TOTAL...............................................................  $7,971     $8,976
                                                                             ======     ======

See notes to financial statements.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------
                                                                     1997       1996       1995
                                                                    ------     ------     ------
REVENUES
Sales.............................................................  $7,762     $7,228     $5,937
Other income......................................................     120         93         48
                                                                    ------     ------     ------
Total revenues....................................................   7,882      7,321      5,985
                                                                    ------     ------     ------
COSTS AND EXPENSES
Cost of sales.....................................................   5,472      5,084      4,215
Selling, general, and administrative..............................   1,407      1,288      1,133
Purchased research and development................................      53        121         --
Restructuring.....................................................      --         76         --
Interest..........................................................      27         22         14
                                                                    ------     ------     ------
Total costs and expenses..........................................   6,959      6,591      5,362
                                                                    ------     ------     ------
Income from continuing operations before income taxes.............     923        730        623
Provision for income taxes........................................     337        279        255
                                                                    ------     ------     ------
INCOME FROM CONTINUING OPERATIONS.................................     586        451        368
Income from discontinued operations...............................      58        275        374
                                                                    ------     ------     ------
NET INCOME........................................................  $  644     $  726     $  742
                                                                    ======     ======     ======
EARNINGS PER SHARE:
  Continuing operations...........................................  $ 2.74     $ 2.07     $ 1.69
  Discontinued operations.........................................    0.27       1.27       1.73
                                                                    ------     ------     ------
  Net income......................................................  $ 3.01     $ 3.34     $ 3.42
                                                                    ======     ======     ======
AVERAGE OUTSTANDING SHARES........................................   213.8      217.6      217.2
                                                                    ======     ======     ======

See notes to financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                                    YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                  1997        1996        1995
                                                                 -------     -------     -------
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
Income from continuing operations..............................  $   586     $   451     $   368
Adjustments to income from continuing operations to arrive at cash provided by operating activities:
  Depreciation.................................................      387         326         239
  Amortization of intangible assets............................       97         114          92
  Deferred income taxes........................................       (6)        (94)         10
  Pension expense, net of contributions........................      (41)         51          25
  Restructuring................................................       --          76          --
  Purchased research and development...........................       53         121          --
  Changes in assets and liabilities, excluding effects of
     acquisitions, divestitures, and foreign currency
     adjustments:
     Receivables...............................................     (152)        (96)       (129)
     Inventories...............................................      (81)       (216)       (100)
     Accounts payable..........................................       55          94          93
     Accrued income taxes......................................      (88)         37        (103)
     Other assets and liabilities..............................      (44)        115          10
                                                                 -------     -------     -------
     CASH PROVIDED BY OPERATING ACTIVITIES.....................      766         979         505
                                                                 -------     -------     -------
INVESTING ACTIVITIES
Property additions.............................................     (683)       (714)       (471)
Acquisitions of businesses, net of cash acquired...............     (115)       (307)     (1,139)
Special payment from Meritor...................................      445          --          --
Proceeds from the disposition of property and businesses.......      608          21           7
                                                                 -------     -------     -------
     CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES..........      255      (1,000)     (1,603)
                                                                 -------     -------     -------
FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings...................     (241)        236        (206)
Payments of long-term debt.....................................      (15)        (25)        (35)
Long-term borrowings...........................................        2          --          27
                                                                 -------     -------     -------
  Net (decrease) increase in debt..............................     (254)        211        (214)
Purchase of treasury stock.....................................     (856)        (48)       (137)
Cash dividends.................................................     (248)       (253)       (235)
Reissuance of common stock.....................................       56          42          50
                                                                 -------     -------     -------
     CASH USED FOR FINANCING ACTIVITIES........................   (1,302)        (48)       (536)
                                                                 -------     -------     -------
CASH USED FOR CONTINUING OPERATIONS............................     (281)        (69)     (1,634)
Cash (Used for) Provided by Discontinued Operations............      (99)         90       1,698
                                                                 -------     -------     -------
(DECREASE) INCREASE IN CASH....................................     (380)         21          64
CASH AT BEGINNING OF YEAR......................................      663         642         578
                                                                 -------     -------     -------
CASH AT END OF YEAR............................................  $   283     $   663     $   642
                                                                 =======     =======     =======

See notes to financial statements.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------
                                                                     1997       1996       1995
                                                                    ------     ------     ------
COMMON STOCK
Beginning balance.................................................  $  210     $  210     $  210
Conversion of Class A Common Stock................................      25         --         --
Cancellation of treasury stock (see Note 3).......................     (19)        --         --
                                                                    ------     ------     ------
Ending balance....................................................     216        210        210
                                                                    ------     ------     ------
CLASS A COMMON STOCK
Beginning balance.................................................      28         33         37
Conversion into Common Stock......................................     (28)        (5)        (4)
                                                                    ------     ------     ------
Ending balance....................................................      --         28         33
                                                                    ------     ------     ------
ADDITIONAL PAID-IN CAPITAL
Beginning balance.................................................     199        187        175
Exercise of stock options.........................................      26         12         12
Divestiture of A&D Business (see Note 3)..........................   1,175         --         --
Cancellation of treasury stock (see Note 3).......................    (499)        --         --
                                                                    ------     ------     ------
Ending balance....................................................     901        199        187
                                                                    ------     ------     ------
RETAINED EARNINGS
Beginning balance.................................................   4,466      4,158      3,762
Net income........................................................     644        726        742
Cash dividends (per share: 1997, $1.16; 1996, $1.16; 1995,
  $1.08)..........................................................    (248)      (253)      (235)
Treasury stock reissuances........................................    (230)      (165)      (111)
Spin-off of Meritor (see Note 3)..................................    (223)        --         --
                                                                    ------     ------     ------
Ending balance....................................................   4,409      4,466      4,158
                                                                    ------     ------     ------
CURRENCY TRANSLATION
Beginning balance.................................................    (103)       (99)       (97)
Net currency translation adjustments..............................     (72)        (4)        (2)
Adjustment for Meritor spin-off (see Note 3)......................      72         --         --
                                                                    ------     ------     ------
Ending balance....................................................    (103)      (103)       (99)
                                                                    ------     ------     ------
TREASURY STOCK
Beginning balance.................................................    (544)      (707)      (731)
Purchases.........................................................    (856)       (48)      (137)
Reissuances, principally Class A Common Stock conversions.........     270        211        161
Cancellation of treasury stock (see Note 3).......................     518         --         --
                                                                    ------     ------     ------
Ending balance....................................................    (612)      (544)      (707)
                                                                    ------     ------     ------
TOTAL SHAREOWNERS' EQUITY.........................................  $4,811     $4,256     $3,782
                                                                    ======     ======     ======

See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. FINANCIAL STATEMENT PRESENTATION

     Rockwell International Corporation (the Company or Rockwell) is engaged in research, development and manufacture of electronics products, with global leadership positions in the automation, avionics and communications and semiconductor systems markets. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as a result of a tax-free reorganization completed on December 6, 1996 (the Reorganization). Pursuant to the Reorganization, the Company merged its former Aerospace & Defense businesses (the A&D Business) with a subsidiary of The Boeing Company (Boeing) in a transaction valued at approximately $3.2 billion, including the assumption by Boeing of $2.3 billion of liabilities of Rockwell, principally debt, and the issuance of $0.9 billion of Boeing stock to Rockwell shareowners in exchange for their interest in the A&D Business.

     On September 30, 1997 the Company completed the spin-off of its automotive component systems businesses into an independent, separately traded, publicly held company by distributing all of the issued and outstanding shares of Meritor Automotive, Inc. (Meritor) to the Company's shareowners on the basis of one share of Meritor Common Stock for every three shares of Company Common Stock owned. In connection with the spin-off, Meritor made a special payment of $445 million to the Company.

     Except as indicated, amounts reflected in the financial statements or disclosed in the notes to financial statements relate to the Company's continuing operations and prior year amounts have been reclassified to conform with the current presentation. See Note 3 for a discussion of the Company's discontinued operations.

2. ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of the Company and those majority-owned subsidiaries in which the Company has control. All significant intercompany accounts and transactions are eliminated in consolidation.

  Use of Estimates

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

  Purchased Intangibles

     Goodwill and other intangible assets generally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities, including research and development projects which have not yet reached technological feasibility and have no alternative future use (purchased research and development). Assets acquired and liabilities assumed are recorded at their fair values; the appraised value of purchased research and development is immediately charged to expense, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     Goodwill is amortized by the straight-line method over periods generally ranging from 10 to 40 years. Trademarks, patents, product technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years.

  Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment by assessing their net realizable values based on undiscounted cash flows over remaining useful lives. If impairment is indicated, the carrying amount of the asset is reduced to its fair value.

  Revenue Recognition

     Sales are generally recorded as products are shipped or services are rendered, except sales under certain contracts requiring performance over several periods which are accounted for under the percentage-of-completion method of accounting.

  Environmental Matters

     The Company records accruals for environmental matters in the accounting period in which its responsibility is established and the cost can be reasonably estimated. At environmental sites in which more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to insolvent parties or unidentified shares. At environmental sites in which the Company is the only responsible party, the Company records a liability for the total estimated costs of remediation before consideration of recovery from insurers or other third parties. If recovery from a third party is determined to be probable, the Company records a receivable for the estimated recovery.

  Earnings Per Share

     Earnings per share are based on the weighted average number of common shares outstanding during each year. The computation does not include the negligible dilutive effect of stock options.

  New Accounting Standards

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which is effective for 1998. The Company does not expect adoption of this standard to have a material effect on the financial statements.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for 1998. The adoption of this standard will not have a material effect on the financial statements.

3. DISCONTINUED OPERATIONS

     The financial statements have been restated to classify the Company's Automotive Business (which includes Meritor and a discontinued product line) as a discontinued operation, together with the A&D Business and Graphic Systems business, which had previously been reported as discontinued operations, for all periods presented. The assets and liabilities of these businesses as of September 30, 1996, consisted of the following (in millions):

                                                                    AUTOMOTIVE      A&D       GRAPHIC
                                                                     BUSINESS     BUSINESS    SYSTEMS
                                                                    ----------    --------    -------
Receivables......................................................     $  478      $    738     $ 169
Inventories......................................................        299           327       157
Other current assets.............................................        146            --        50
Net property.....................................................        654           540       140
Prepaid pension costs............................................         26         1,261         4
Other assets.....................................................         98           238       334
                                                                      ------      --------     -----
       Total assets..............................................      1,701         3,104       854
                                                                      ------      --------     -----
Short-term debt..................................................         27           565        --
Accounts payable and other liabilities...........................        725           782       283
Long-term debt...................................................          5         1,597        --
Accrued retirement benefits......................................        332         1,469        11
                                                                      ------      --------     -----
       Total liabilities.........................................      1,089         4,413       294
                                                                      ------      --------     -----
Net assets (liabilities) of discontinued businesses..............     $  612      $ (1,309)    $ 560
                                                                      ======      ========     =====

     The net assets of Meritor as of the September 30, 1997 spin-off date of $151 million (including $445 million of debt incurred to make the special payment to Rockwell) were recorded as a decrease to equity.

     Pursuant to the Reorganization, in addition to the A&D Business, Boeing acquired certain Rockwell corporate property and pension plan assets and liabilities relating to former employees of non-A&D businesses. Boeing also assumed $2.2 billion of the short- and long-term domestic borrowings of the Company. Accordingly, these amounts have been presented on the balance sheet as net liabilities of the A&D Business at September 30, 1996. In connection with the Reorganization, all shares of Common Stock held in treasury were canceled and the net liabilities of the A&D Business at the date of the Reorganization of approximately $1.2 billion were recorded as an increase to additional paid-in capital.

     In October 1996, the Graphic Systems business was sold to an affiliate of Stonington Partners, Inc. for approximately $600 million.

     Summarized results of discontinued operations are as follows (in millions):

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------
                                                                        1997      1996      1995
                                                                       ------    ------    ------
Revenues:
  Automotive Business...............................................   $3,342    $3,221    $3,153
  A&D Business......................................................      535     3,089     3,244
  Graphic Systems...................................................       --       712       717
                                                                       ------    ------    ------
     Total..........................................................   $3,877    $7,022    $7,114
                                                                       ======    ======    ======
Income before income taxes:
  Automotive Business...............................................   $  121    $  166    $  188
  A&D Business......................................................       --       311       353
  Graphic Systems...................................................       --         8        62
                                                                       ------    ------    ------
     Total..........................................................   $  121    $  485    $  603
                                                                       ======    ======    ======
Net income (loss):
  Automotive Business...............................................   $   58    $  104    $  125
  A&D Business......................................................       --       178       212
  Graphic Systems...................................................       --        (7)       37
                                                                       ------    ------    ------
     Total..........................................................   $   58    $  275    $  374
                                                                       ======    ======    ======

     The earnings of the A&D Business for the first two months of 1997 were entirely offset by expenses related to the transaction.

     The 1997 and 1996 income of the Automotive Business includes restructuring charges of $21 million ($15 million after-tax) and $46 million ($30 million after-tax), respectively. The income of the Automotive Business for 1997 also includes a charge of $57 million ($48 million after-tax) for transaction and separation-related costs incurred in connection with the spin-off of Meritor.

     The 1996 net loss of Graphic Systems includes net income from operations of $3 million offset by a provision for loss on the sale of $10 million.

     The Automotive, A&D and Graphic Systems businesses utilized certain services which are provided for all of the Company's businesses on a centralized basis, including payroll administration, data processing, and telecommunications services. These businesses were also allocated costs of centrally administered programs, including employee medical claims and property and casualty insurance. These costs were charged to these businesses based on actual usage of these services and programs and were $58 million, $132 million, and $177 million in 1997, 1996, and 1995, respectively.

     These businesses also received other services provided by the Company, including financial, legal, tax, corporate communications, and human resources. For the A&D Business, the costs of these services are allowable overhead costs on government contracts and, accordingly, have been included in the results of operations of this business. These costs have been allocated to the A&D Business using a variety of factors, including sales, assets, inventory, and payroll and were $3 million, $35 million, and $32 million in 1997, 1996, and 1995, respectively. Management believes that the methods of allocating costs to these businesses are reasonable.

     Interest expense of $40 million, $169 million and $155 million in 1997, 1996 and 1995, respectively, has been allocated to the Automotive and A&D businesses based on the actual interest expense associated with the borrowings assumed by Meritor and Boeing, respectively.

4. RESTRUCTURING

     During 1996, the Company recorded restructuring charges of $76 million ($47 million after-tax, or 22 cents per share). The restructuring charges relate to a decision to exit non-strategic product lines of continuing operations, as well as the costs associated with staff reductions in the Automation and Avionics & Communications businesses.

     The provision includes asset impairments of $51 million, severance and other employee costs of $9 million, and contractual commitments and other costs of $16 million. These actions were substantially completed by the end of 1997.

5. ACQUISITIONS OF BUSINESSES

     The Company acquired several businesses in 1997 at a net cost of $115 million, including $53 million ($42 million after-tax) related to purchased research and development.

     In September 1996, the Company acquired Brooktree Corporation (Brooktree), a designer and manufacturer of digital and mixed-signal integrated circuits for computer graphics, multimedia, imaging, and communications applications, for $278 million, including $121 million for purchased research and development.

     Pro forma information for acquisitions in 1997 and 1996 is not presented as the results of operations of these businesses were not material in relation to the Company's income from continuing operations for these periods.

     In January 1995, the Company completed its acquisition of Reliance Electric Company (Reliance), a major manufacturer of industrial products and telecommunications equipment, for $1,066 million, net of proceeds from the sale of Reliance's telecommunications business. If Reliance had been acquired as of the beginning of 1995, pro forma revenues, net income and earnings per share for that year would have been $6,314 million, $742 million, and $3.42, respectively.

     These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the statement of income since their dates of acquisition.

6. INVENTORIES

     Inventories are summarized as follows (in millions):

                                                                                SEPTEMBER 30,
                                                                               ----------------
                                                                                1997      1996
                                                                               ------    ------
Finished goods..............................................................   $  414    $  372
Work in process.............................................................      702       734
Raw materials, parts and supplies...........................................      404       378
                                                                               ------    ------
  Total.....................................................................    1,520     1,484
Adjustment to the carrying value of certain inventories (1997, $661; 1996,
  $612) to a LIFO basis.....................................................        6        (3)
                                                                               ------    ------
Inventories.................................................................   $1,526    $1,481
                                                                               ======    ======

7. INTANGIBLE ASSETS

     Intangible assets are summarized as follows (in millions):

                                                                                SEPTEMBER 30,
                                                                               ----------------
                                                                                1997      1996
                                                                               ------    ------
Goodwill, less accumulated amortization (1997, $262; 1996, $220)............   $1,249    $1,244
Trademarks, patents, product technology, and other intangibles, less
  accumulated amortization (1997, $393; 1996, $368).........................      540       518
                                                                               ------    ------
Intangible assets...........................................................   $1,789    $1,762
                                                                               ======    ======

8. SHORT-TERM DEBT

     Short-term debt consisted of the following (in millions):

                                                                                SEPTEMBER 30,
                                                                               ----------------
                                                                                1997      1996
                                                                               ------    ------
Short-term foreign bank borrowings..........................................   $   64    $   98
Commercial paper............................................................       --       210
Current portion of long-term debt...........................................        2        15
                                                                               ------    ------
Short-term debt.............................................................   $   66    $  323
                                                                               ======    ======

     Weighted average interest rates on short-term borrowings:

                                                                                SEPTEMBER 30,
                                                                               ----------------
                                                                                1997      1996
                                                                               ------    ------
Short-term foreign bank borrowings..........................................    4.7%      4.0%
Commercial paper............................................................     --       5.4%

     At September 30, 1997, the Company had $2 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $315 million at September 30, 1997 and consisted of arrangements for which there are no significant commitment fees.

9. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

                                                                                SEPTEMBER 30,
                                                                                -------------
                                                                                1997     1996
                                                                                ----     ----
Contract reserves and advance payments.......................................   $146     $128
Accrued product warranty.....................................................    113      110
Accrued taxes other than income taxes........................................     46       49
Other........................................................................    227      278
                                                                                ----     ----
Other current liabilities....................................................   $532     $565
                                                                                ====     ====

10. LONG-TERM DEBT

     Long-term debt consisted of the following (in millions):

                                                                                SEPTEMBER 30,
                                                                                -------------
                                                                                1997     1996
                                                                                ----     ----
6.8% notes, payable in 2003..................................................   $141     $139
Other obligations, principally foreign.......................................     17       32
                                                                                ----     ----
Total........................................................................    158      171
Less current portion.........................................................      2       15
                                                                                ----     ----
Long-term debt...............................................................   $156     $156
                                                                                ====     ====

11. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, equity securities, short-and long-term debt, and foreign currency forward exchange contracts. At September 30, 1997, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company does enter into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The amount of any deferred gain or loss on these contracts is immaterial.

     The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all of the Company's outstanding foreign currency forward exchange contracts aggregated $239 million and $919 million at September 30, 1997 and 1996, respectively. The contracts outstanding at September 30, 1996 included contracts relating to the Company's discontinued operations. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

12. CAPITAL STOCK

     At September 30, 1997, the authorized stock of the Company consisted of one billion shares of Common Stock, with a $1 par value, and 25 million shares of preferred stock, without par value. At September 30, 1997, 25 million shares of Common Stock were reserved for various employee incentive plans. On February 23, 1997, all outstanding shares of Class A Common Stock were converted into Common Stock.

     Changes in outstanding common shares are summarized as follows (in millions):

                                                                          1997     1996     1995
                                                                          -----    -----    -----
Beginning balance......................................................   218.5    217.0    218.6
Treasury stock purchases...............................................   (13.4)    (0.9)    (3.5)
Other, principally stock option exercises..............................     1.7      2.4      1.9
                                                                          -----    -----    -----
Ending balance.........................................................   206.8    218.5    217.0
                                                                          =====    =====    =====

  Preferred Share Purchase Rights

     Each outstanding share of Common Stock provides the holder with one Preferred Share Purchase Right (Right). The Rights will become exercisable only if a person or group acquires, or offers to acquire, 20% or more of the Common Stock, although the Company is authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. Upon exercise, each Right entitles the holder to 1/100th of a share of Series A Junior Participating Preferred Stock of the Company (Junior Preferred Stock) at a price of $250, subject to adjustment.

     Upon an acquisition of the Company, each Right (other than Rights held by the acquiror) will generally be exercisable for $500 worth of Common Stock or common stock of the acquiror for $250. In certain circumstances, each Right may be exchanged by the Company for one share of Common Stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on December 6, 2006, unless earlier exchanged or redeemed at $0.01 per Right.

13. STOCK OPTIONS

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

     Under the 1995 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company Common Stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were 13 million at September 30, 1997. Stock options expire ten years from the date they are granted and have vesting periods which range from one to three years. None of the incentive plans presently permits options to be granted after September 30, 2005.

     Information relative to stock options is as follows (shares in thousands):

                                                      1997                  1996                  1995
                                               ------------------    ------------------    ------------------
                                                           WTD.                  WTD.                  WTD.
                                                           AVG.                  AVG.                  AVG.
                                                         EXERCISE              EXERCISE              EXERCISE
                                               SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                               ------    --------    ------    --------    ------    --------
Number of shares under option:
  Outstanding at beginning of year..........   10,871     $33.95     10,363     $29.71     10,336     $28.09
  Granted...................................    1,592      61.28      1,840      52.89      1,776      35.78
  Adjustments:
     A&D and Meritor adjustments............    2,260         --         --         --         --         --
     Conversion to Meritor options..........     (141)     61.84         --         --         --         --
  Exercised.................................   (1,585)     27.40     (1,295)     26.68     (1,713)     26.11
  Canceled or expired.......................     (160)     49.29        (37)     42.17        (36)     33.63
                                               ------                ------                ------
  Outstanding at end of year................   12,837      31.67     10,871      33.95     10,363      29.71
                                               ======                ======                ======
  Exercisable at end of year................    9,607      26.32      8,594      29.84      8,601      28.48
                                               ======                ======                ======

     In connection with the divestiture of the A&D Business and the spin-off of Meritor, the number of options outstanding and the exercise prices of such options were adjusted in order to preserve the value of the options that existed as of the date of each divestiture. Additionally, in connection with the Meritor spin-off, Rockwell options granted to Meritor employees during 1997 were converted into Meritor options.

     The following table summarizes information about stock options outstanding at September 30, 1997 (shares in thousands; remaining life in years):

                                                           OPTIONS OUTSTANDING
                                                     -------------------------------    OPTIONS EXERCISABLE
                                                                 WEIGHTED AVERAGE       -------------------
                                                               ---------------------              WTD. AVG.
                                                               REMAINING    EXERCISE              EXERCISE
             RANGE OF EXERCISE PRICES                SHARES      LIFE        PRICE      SHARES      PRICE
--------------------------------------------------   ------    ---------    --------    ------    ---------
$13.79 to $18.41..................................      785       1.8        $17.90       785      $ 17.90
$20.16 to $25.92..................................    4,570       4.8         23.31     4,570        23.31
$27.98 to $38.48..................................    3,805       6.7         28.78     3,566        28.73
$42.69 to $50.45..................................    2,240       8.3         44.05       686        43.49
$53.90 to $59.49..................................    1,437       9.2         54.90        --           --
                                                     ------                             -----
                                                     12,837                             9,607
                                                     ======                             =====

     In 1997, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recorded relative to the Company's stock-based compensation plans. If the Company accounted for its stock-based plans using the fair value method provided by SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in millions, except per share amounts):

                                                                     1997                 1996
                                                               -----------------    -----------------
                                                                  AS        PRO        AS        PRO
                                                               REPORTED    FORMA    REPORTED    FORMA
                                                               --------    -----    --------    -----
Income from continuing operations...........................    $  586     $ 579     $  451     $ 448
Income from discontinued operations.........................        58        47        275       274
                                                                ------     -----     ------     -----
  Net Income................................................    $  644     $ 626     $  726     $ 722
                                                                ======     =====     ======     =====
Earnings per share:
  Continuing operations.....................................    $ 2.74     $2.71     $ 2.07     $2.06
  Discontinued operations...................................      0.27      0.22       1.27      1.26
                                                                ------     -----     ------     -----
     Net Income.............................................    $ 3.01     $2.93     $ 3.34     $3.32
                                                                ======     =====     ======     =====

     The pro forma effect on net income for 1997 may not be indicative of the pro forma effect on net income of future years.

     The weighted average fair value of options granted was $15.38 and $12.83 per share in 1997 and 1996, respectively. The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

                                                                          1997                     1996
                                                          ------------------------------------    ------
                                                           MERITOR                A&D BUSINESS
                                                           SPIN-OFF               DIVESTITURE
                                                          ADJUSTMENT    GRANTS     ADJUSTMENT     GRANTS
                                                          ----------    ------    ------------    ------
Average risk-free interest rate........................      5.88%       5.98%        5.74%        5.57%
Expected dividend yield................................      1.87%       2.56%        2.59%        2.91%
Expected volatility....................................      0.27        0.25         0.25         0.18
Expected life (years)..................................         5           5            5            5

14. RETIREMENT MEDICAL PLANS

     The Company has retirement medical plans which cover most of its United States employees and provide for the payment of medical costs of eligible employees and dependents upon retirement.

     Retirement medical expense for continuing operations consisted of the following (in millions):

                                                                            1997    1996    1995
                                                                            ----    ----    ----
Service cost--benefits attributed to service during the year.............   $ 8     $  8    $  7
Interest accrued on accumulated retirement medical obligation............    50       48      45
Amortization of plan amendments and net actuarial gains and losses.......    (8)     (12)    (15)
                                                                            ---     ----    ----
Retirement medical expense...............................................   $50     $ 44    $ 37
                                                                            ===     ====    ====

     The Company's retirement medical obligation at September 30, 1997 and 1996 consisted of the following (in millions):

                                                                                1997     1996
                                                                                ----     ----
Accumulated retirement medical obligation:
  Retirees..................................................................    $499     $466
  Employees eligible to retire..............................................      62       70
  Employees not eligible to retire..........................................     132      119
                                                                                ----     ----
     Total..................................................................     693      655
Unamortized amounts:
  Plan amendments...........................................................      54       61
  Net actuarial losses......................................................     (63)     (31)
                                                                                ----     ----
Recorded liability..........................................................    $684     $685
                                                                                ====     ====
Assumptions used (June 30 measurement date):
  Discount rate.............................................................     7.5%    7.75%
  Health care cost trend rates..............................................     8.0%*    8.0%*

* Decreasing to 5.5% after 2015.

     Increasing the health care cost trend rates by one percentage point would increase the accumulated retirement medical obligation at September 30, 1997 by approximately $57 million and would increase retirement medical expense by approximately $6 million.

15. RETIREMENT PENSION PLANS

     The Company has pension plans which cover most of its employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company's policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations.

     Net pension expense for continuing operations consisted of the following (in millions):

                                                                        1997     1996     1995
                                                                        -----    -----    -----
Service cost--benefits earned during the year........................   $  65    $  64    $  51
Interest accrued on projected benefit obligation.....................     139      215      202
Assumed return on plan assets........................................    (157)    (228)    (211)
Initial net asset amortization.......................................     (11)     (22)     (22)
Prior service cost amortization......................................       9        8        7
Net actuarial loss amortization......................................       5       26       12
                                                                        -----    -----    -----
Net pension expense..................................................   $  50    $  63    $  39
                                                                        =====    =====    =====

     Pension plan assets are primarily equity securities, United States Government obligations, and other fixed income investments whose values are subject to fluctuations of the securities market. The actual return on plan assets allocated to continuing operations was $373 million, $514 million, and $421 million in 1997, 1996, and 1995, respectively. Differences between these actual returns and the related assumed returns on plan assets are deferred and considered in the determination of net pension income or expense in future periods.

     Prior to the Reorganization, pension plan obligations attributable to United States active employees of continuing businesses and the Automotive and Graphic Systems businesses as of January 1, 1996, and a proportionate share of pension plan assets, were transferred from the Company's United States pension plan to a newly-established pension plan. Pension plan assets and obligations related to employees of the A&D Business and all retirees of the Company's United States pension plan prior to January 1, 1996 were transferred as part of the A&D Business pursuant to the merger agreement with Boeing.

     The following table reconciles the funded status of the Company's overfunded pension plans to amounts included in Other Assets in the balance sheet (in millions):

                                                                                1997      1996
                                                                               ------    ------
Accumulated benefit obligation, principally vested..........................   $1,591    $1,397
Effects of projected compensation increases.................................      272       240
                                                                               ------    ------
Projected benefit obligation................................................    1,863     1,637
Fair value of plan assets...................................................    2,219     1,733
                                                                               ------    ------
Plan assets in excess of projected benefit obligation.......................      356        96
Items not yet recognized in balance sheet:
  Net actuarial (gains) losses..............................................     (209)       32
  Prior service cost........................................................       25        36
  Remaining initial net asset...............................................      (40)      (50)
                                                                               ------    ------
Prepaid pension costs at September 30.......................................   $  132    $  114
                                                                               ======    ======

                                                                                1997      1996
                                                                               ------    ------
Assumptions used (June 30 measurement date):
  Discount rate.............................................................     7.75%     7.75%
  Compensation increase rate................................................      4.5%      4.5%
  Long-term rate of return on plan assets...................................      9.5%      9.0%

     The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $50 million, $47 million, and $35 million for 1997, 1996, and 1995, respectively.

16. INCOME TAXES

     The components of the provision for income taxes are as follows (in millions):

                                                                           1997    1996    1995
                                                                           ----    ----    ----
Current:
  United States.........................................................   $258    $329    $175
  Research and experimentation credit...................................     --     (65)     --
  Foreign...............................................................     40      54      34
  State and local.......................................................     45      55      36
                                                                           ----    ----    ----
Total current...........................................................    343     373     245
                                                                           ----    ----    ----
Deferred:
  United States.........................................................     13     (72)      3
  Foreign...............................................................    (21)    (11)     10
  State and local.......................................................      2     (11)     (3)
                                                                           ----    ----    ----
Total deferred..........................................................     (6)    (94)     10
                                                                           ----    ----    ----
Provision for income taxes..............................................   $337    $279    $255
                                                                           ====    ====    ====

     During 1996 the Company reached an agreement with the Internal Revenue Service on its research and experimentation tax credit refund claim related to certain prior years and recorded $65 million as a reduction of its provision for income taxes.

     Net deferred income tax benefits included in the balance sheet at September 30, 1997 and 1996 consist of the tax effects of temporary differences related to the following (in millions):

                                                                                1997     1996
                                                                                -----    -----
Accrued compensation and benefits............................................   $  97    $  79
Accrued product warranties...................................................      43       45
Inventory....................................................................      30       43
Allowance for doubtful accounts..............................................      28       31
Other--net...................................................................      56       13
                                                                                -----    -----
Current deferred income taxes................................................   $ 254    $ 211
                                                                                =====    =====

     Net deferred income taxes included in Other Liabilities in the balance sheet at September 30, 1997 and 1996 consist of the tax effects of temporary differences related to the following (in millions):

                                                                                1997     1996
                                                                                -----    -----
Retirement benefits..........................................................   $(239)   $(192)
Property.....................................................................     158      132
Intangible assets............................................................     102      126
Loss carryforwards...........................................................     (55)     (81)
Foreign tax credit carryforwards.............................................    (132)     (52)
Other--net...................................................................      (2)       9
                                                                                -----    -----
Subtotal.....................................................................    (168)     (58)
Valuation allowance..........................................................     187      121
                                                                                -----    -----
Long-term deferred income taxes..............................................   $  19    $  63
                                                                                =====    =====

     Management believes it is more likely than not that current and long-term tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets included: (a) the historical operating results of the Company ($1.7 billion of United States income from continuing operations before income taxes over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss, capital loss and foreign tax credit carryforwards that have not yet been recognized. The carryforward period for net operating and capital losses expires between 1998 and 2004. The carryforward period for foreign tax credits expires between 1998 and 2002.

     The consolidated effective tax rate was different from the United States statutory rate for the reasons set forth below:

                                                                          1997     1996     1995
                                                                          ----     ----     ----
Statutory tax rate.....................................................   35.0%    35.0%    35.0%
State and local income taxes...........................................    3.4      4.0      3.4
Foreign income taxes...................................................    0.2      1.5      3.0
Non-deductible goodwill................................................    1.3      1.6      2.6
Purchased research and development.....................................    0.9      5.8       --
Foreign sales corporation benefit......................................   (2.4)    (2.6)    (3.1)
Utilization of foreign loss carryforwards..............................   (0.7)    (1.0)    (0.8)
Tax credits............................................................   (1.3)    (8.9)    (0.2)
Other..................................................................    0.1      2.8      1.0
                                                                          ----     ----     ----
Effective tax rate.....................................................   36.5%    38.2%    40.9%
                                                                          ====     ====     ====

     The income tax provisions were calculated based upon the following components of income from continuing operations before income taxes (in millions):

                                                                           1997    1996    1995
                                                                           ----    ----    ----
United States income....................................................   $733    $518    $469
Foreign income..........................................................    190     212     154
                                                                           ----    ----    ----
Total...................................................................   $923    $730    $623
                                                                           ====    ====    ====

     No provision has been made for United States, state, or additional foreign income taxes related to approximately $130 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

     The audit of the Company's United States income tax returns for the years 1989 through 1991 has been completed. The Company's United States income tax returns for the years 1992 through 1994 are currently under examination. In connection with the divestiture of the A&D Business and the Meritor spin-off, the Company has retained all tax liabilities and the right to all tax refunds related to United States and certain non-U.S. operations of the A&D and Automotive businesses for periods prior to the respective divestiture dates. Management believes that adequate provision for income taxes has been made for all years through 1997.

17. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                                           1997    1996    1995
                                                                           ----    ----    ----
STATEMENT OF CASH FLOWS INFORMATION (IN MILLIONS):
Income taxes paid.......................................................   $459    $597    $442
Interest payments.......................................................     27      23       8
STATEMENT OF INCOME INFORMATION (IN MILLIONS):
Research and development:
  Company-initiated.....................................................   $661    $518    $422
  Customer-funded.......................................................     96     122     125
Maintenance and repairs.................................................    181     179     117
Rental expense..........................................................    110     112      93

     Income taxes paid and interest payments related to discontinued operations were (in millions) $15 and $56 in 1997, $7 and $175 in 1996, and $6 and $146 in 1995, respectively, and are included in the determination of the cash flows of discontinued operations.

     Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $236 million as of September 30, 1997 and are payable as follows (in millions): 1998, $62; 1999, $50; 2000, $34; 2001, $24; 2002, $18; and after 2002, $48.

18. CONTINGENT LIABILITIES

     Claims have been asserted against the Company for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may result in the negotiation of a license agreement, a settlement or the resolution of such claims through arbitration or litigation. The Company accrues the estimated cost of the ultimate resolution of these matters. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial statements.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, and employment matters. Pursuant to the Reorganization, Rockwell has agreed to indemnify Boeing for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the merger. In connection with the spin-off, Meritor has agreed to indemnify the Company for substantially all contingent liabilities related to the Automotive Business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements.

19. BUSINESS SEGMENT INFORMATION

     The Company's business segments are engaged in research, development, and manufacture of electronics products as follows:

        Automation--industrial automation equipment and systems, including control logic, sensors, human-machine interface devices, motors, power and mechanical devices and software products.

        Avionics & Communications--avionics products and systems and related communications technologies primarily used in commercial and military aircraft and defense electronic systems for command, control, communications and intelligence.

        Semiconductor Systems--system-level semiconductor chipset solutions for personal communications electronics markets such as personal computers, personal imaging devices, wireless communications products, network access devices and digital information and entertainment products, as well as electronic commerce products for call center systems and personalized electronic commerce applications.

     The divested business is the Semiconductor Systems Local Area Networking product line.

     The following tables summarize segment information (in millions):

SALES AND EARNINGS BY BUSINESS SEGMENT

                                                                                 SALES
                                                                       --------------------------
                                                                        YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------
BUSINESS SEGMENT                                                        1997      1996      1995
--------------------------------------------------------------------   ------    ------    ------
Automation..........................................................   $4,494    $4,165    $3,590
Avionics & Communications...........................................    1,689     1,470     1,461
Semiconductor Systems...............................................    1,579     1,593       875
Divested business...................................................       --        --        11
                                                                       ------    ------    ------
Sales...............................................................   $7,762    $7,228    $5,937
                                                                       ======    ======    ======

                                                                                EARNINGS
                                                                       --------------------------
                                                                        YEAR ENDED SEPTEMBER 30,
                                                                       --------------------------
BUSINESS SEGMENT                                                        1997      1996      1995
--------------------------------------------------------------------   ------    ------    ------
Automation..........................................................   $  598    $  537    $  481
Avionics & Communications...........................................      253       166       182
Semiconductor Systems...............................................      231       330       113
Purchased research and development..................................      (53)     (121)       --
Restructuring charge................................................       --       (76)       --
Divested business...................................................       --        --       (31)
                                                                       ------    ------    ------
  Operating earnings................................................    1,029       836       745
General corporate--net..............................................      (79)      (84)     (108)
Interest expense....................................................      (27)      (22)      (14)
Provision for income taxes..........................................     (337)     (279)     (255)
                                                                       ------    ------    ------
Income from continuing operations...................................   $  586    $  451    $  368
                                                                       ======    ======    ======

     In 1997, purchased research and development of $30 million and $23 million relates to the acquisitions of a Semiconductor Systems business and the remaining interest in an Automation software business, respectively. In 1996, purchased research and development relates to the acquisition of Brooktree, a Semiconductor Systems business. The restructuring charge relates to the business segments as follows (in millions): Automation, $11; Avionics & Communications, $50; and Corporate, $15.

ASSET INFORMATION BY SEGMENT

                                                                                 PROVISION FOR
                                                                                DEPRECIATION AND
                                                                                  AMORTIZATION
                                                IDENTIFIABLE ASSETS          ----------------------
                                            ----------------------------
                                                                                   YEAR ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                            ----------------------------     ----------------------
                                             1997       1996       1995      1997     1996     1995
                                            ------     ------     ------     ----     ----     ----
Automation...............................   $4,435     $4,254     $4,259     $219     $234     $192
Avionics & Communications................    1,066        955        933       56       52       48
Semiconductor Systems....................    1,567      1,410        743      198      144       77
Corporate................................      903      1,185      1,090       11       10       14
Net assets of Automotive Business........       --        612        566       --       --       --
Net assets of Graphic Systems............       --        560        569       --       --       --
                                            ------     ------     ------     ----     ----     ----
Total....................................   $7,971     $8,976     $8,160     $484     $440     $331
                                            ======     ======     ======     ====     ====     ====

     Corporate identifiable assets include cash and net deferred income tax assets.

                                                                       CAPITAL EXPENDITURES
                                                                    --------------------------
                                                                     YEAR ENDED SEPTEMBER 30,
                                                                    --------------------------
BUSINESS SEGMENT                                                    1997       1996       1995
-----------------------------------------------------------------   ----       ----       ----
Automation.......................................................   $221       $229       $237
Avionics & Communications........................................     72         60         49
Semiconductor Systems............................................    350        414        176
Corporate........................................................     40         11          9
                                                                    ----       ----       ----
Total............................................................   $683       $714       $471
                                                                    ====       ====       ====

SALES, EARNINGS AND ASSETS BY GEOGRAPHIC AREA

                                                 SALES                            EARNINGS
                                      ----------------------------       --------------------------
                                               YEAR ENDED                        YEAR ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                      ----------------------------       --------------------------
                                       1997       1996       1995         1997      1996      1995
                                      ------     ------     ------       ------     -----     -----
United States......................   $6,851     $6,354     $5,191       $  971     $ 916     $ 659
Europe.............................      876        879        725           45        46        34
Asia Pacific.......................      439        393        274           19        12         9
Canada.............................      328        279        239           41        35        31
Latin America......................      179        170        119            6        24        12
Eliminations.......................     (911)      (847)      (611)          --        --        --
Purchased research and
  development......................                                         (53)     (121)       --
Restructuring......................                                          --       (76)       --
                                      ------     ------     ------       ------     -----     -----
Total..............................   $7,762     $7,228     $5,937        1,029       836       745
                                      ======     ======     ======
General corporate--net.............                                         (79)      (84)     (108)
Interest expense...................                                         (27)      (22)      (14)
Provision for income taxes.........                                        (337)     (279)     (255)
                                                                         ------     -----     -----
Income from continuing
  operations.......................                                      $  586     $ 451     $ 368
                                                                         ======     =====     =====

     United States sales include export sales to customers and international subsidiaries of $1,850 million in 1997, $1,706 million in 1996, and $1,258 million in 1995. The 1997 export sales were to the following geographic areas:
Europe, $573 million; Asia Pacific, $919 million; Canada, $273 million; and Latin America, $85 million.

                                                            IDENTIFIABLE ASSETS
                                       -------------------------------------------------------------
                                                 SEGMENTS                         CORPORATE
                                       ----------------------------       --------------------------
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                       ----------------------------       --------------------------
          GEOGRAPHIC AREA               1997       1996       1995        1997      1996       1995
------------------------------------   ------     ------     ------       ----     ------     ------
United States.......................   $6,094     $5,628     $5,050       $719     $  615     $  500
Europe..............................      522        537        518         57        129        123
Asia Pacific........................      225        239        198         49         42         53
Canada..............................      136        135        106         76        332        417
Latin America.......................       91         80         63          2         67         (3)
Net assets of Automotive Business...       --        612        566         --         --         --
Net assets of Graphic Systems.......       --        560        569         --         --         --
                                       ------     ------     ------       ----     ------     ------
Total...............................   $7,068     $7,791     $7,070       $903     $1,185     $1,090
                                       ======     ======     ======       ====     ======     ======

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          1997 FISCAL QUARTERS
                                                 ---------------------------------------
                                                 FIRST      SECOND     THIRD      FOURTH      1997
                                                 ------     ------     ------     ------     ------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales.........................................   $1,853     $1,899     $1,929     $2,081     $7,762
Cost of sales.................................    1,285      1,325      1,371      1,491      5,472
Income from continuing operations.............      154        155        131        146        586
Net income....................................      179        189        167        109        644
Earnings (loss) per share:
  Continuing operations.......................   $ 0.70     $ 0.72     $ 0.62     $ 0.70     $ 2.74
  Discontinued operations.....................     0.12       0.15       0.17      (0.17)      0.27
                                                 ------     ------     ------     ------     ------
     Net income...............................   $ 0.82     $ 0.87     $ 0.79     $ 0.53     $ 3.01
                                                 ======     ======     ======     ======     ======

     The full year income from continuing operations includes write-offs of purchased research and development of $23 million, or 11 cents per share, related to the acquisition of an Automation software business in the fourth quarter and $19 million, or nine cents per share, in connection with the acquisition of a Semiconductor Systems business in the third quarter.

     Fourth quarter loss and full year income from discontinued operations includes the effects of restructuring charges incurred by Meritor of $15 million, or seven cents per share, and transaction and separation-related costs of $48 million, or 23 cents per share, related to the spin-off of Meritor.

                                                          1996 FISCAL QUARTERS
                                                 ---------------------------------------
                                                 FIRST      SECOND     THIRD      FOURTH      1996
                                                 ------     ------     ------     ------     ------
                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales.........................................   $1,630     $1,794     $1,891     $1,913     $7,228
Cost of sales.................................    1,126      1,274      1,335      1,349      5,084
Income from continuing operations.............      131        121        146         53        451
Net income....................................      192        214        223         97        726
Earnings per share:
  Continuing operations.......................   $ 0.61     $ 0.55     $ 0.67     $ 0.24     $ 2.07
  Discontinued operations.....................     0.28       0.43       0.35       0.21       1.27
                                                 ------     ------     ------     ------     ------
     Net income...............................   $ 0.89     $ 0.98     $ 1.02     $ 0.45     $ 3.34
                                                 ======     ======     ======     ======     ======

     The fourth quarter and full year income from continuing operations includes a $121 million, or 56 cents per share, write-off of purchased research and development in connection with the acquisition of Brooktree.

                          INDEPENDENT AUDITORS' REPORT

TO THE DIRECTORS AND SHAREOWNERS OF
ROCKWELL INTERNATIONAL CORPORATION:

     We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audit also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
November 5, 1997

     See also the table under the caption Continuing Operations, Sales and Earnings by Business Segment in the MD&A on page 13 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS on pages 3-7 of the 1998 Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS, AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES and LONG-TERM INCENTIVES PLAN on pages 10-13 and RETIREMENT PLANS on pages 17-18 of the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 10, respectively, of the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company during 1997 had purchases of approximately $16,331,000 in the normal course of business from The Timken Company, of which Joseph F. Toot, Jr., a director of the Company, is President and Chief Executive Officer. Based on the Company's knowledge of prevailing market conditions and prices for the goods and services involved, the Company believes that such transactions were on terms as favorable to the Company as those which might have been obtained from entities with which directors of the Company were not associated.

     The Company has entered into an agreement with Donald R. Beall, its Chairman of the Board, providing for his continued availability as an advisor to the Company's management following his retirement through September 30, 1999 (subject to extension) with compensation at an annual rate of $600,000. In addition, Mr. Beall will continue to be covered under certain medical benefit plans, to have the use of an automobile and, subject to availability, the use of the Company's aircraft for business travel. He also will be reimbursed for memberships in certain clubs and will have the use of office facilities and secretarial assistance.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

           Consolidated Balance Sheet, September 30, 1997 and 1996.

           Statement of Consolidated Income, years ended September 30, 1997, 1996 and 1995.

           Statement of Consolidated Cash Flows, years ended September 30, 1997, 1996 and 1995.

           Statement of Consolidated Shareowners' Equity, years ended September 30, 1997, 1996 and 1995.

           Notes to Financial Statements.

           Independent Auditors' Report.

           Sales and Earnings by Business Segment, years ended September 30, 1993 through 1997.

        (2) Financial Statement Schedule for the years ended September 30, 1997, 1996 and 1995.

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

        (3) Exhibits.

            3-a-1      Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Annual Report on Form 10-K for
                       the year ended September 30, 1996, is hereby incorporated by reference.
            3-b-1      By-Laws of the Company, filed as Exhibit 3-b-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
            3-b-2      Copy of resolution of the Board of Directors of the Company, adopted
                       September 3, 1997, amending the By-Laws of the Company effective
                       October 1, 1997.
            4-a-1      Rights Agreement between the Company and ChaseMellon Shareholder
                       Services, L.L.C., as rights agent, dated as of November 30, 1996, filed as Exhibit 4-c to Registration Statement No. 333-17031, is
                       hereby incorporated by reference.
            4-b-1      Indenture dated as of April 1, 1993 between Reliance and Bankers Trust
                       Company, as Trustee, pursuant to which the 6.8% Notes of Reliance due
                       April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration
                       Statement No. 33-60066, is hereby incorporated by reference.
            4-b-2      First Supplemental Indenture dated April 14, 1993 to the Indenture listed as Exhibit 4-b-1 above, filed as Exhibit 4.1 to Current Report on Form 8-K of Reliance dated April 19, 1993, is hereby incorporated by reference.
            4-b-3      Form of the 6.8% Notes of Reliance due April 15, 2003, filed as
                       Exhibit 4-8 to Registration Statement No. 33-60066, is hereby incorporated by reference.
          *10-a-1      Copy of the Company's 1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-d-1 to Registration Statement No. 33-11946, is
                       hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-a-2      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 1, 1987, filed as Exhibit 10-b-7 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1987 (File No. 1-1035), are hereby incorporated by reference.
          *10-a-3      Copy of resolution of the Board of Directors of the Company, adopted
                       May 7, 1980, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Option Plan for Key Employees (now the 1979 Stock Plan for Key
                       Employees, as amended) and the number of shares transferable under the
                       Company's Incentive Compensation Plan, filed as Exhibit 10-d-2 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1987 (File No. 1-1035), is hereby incorporated by reference.
          *10-a-4      Copy of resolution of the Board of Directors of the Company, adopted
                       May 4, 1983, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Plan for Key Employees, as amended, filed as Exhibit 4-e-5 to
                       Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-a-5      Copy of resolution of the Board of Directors of the Company, adopted
                       February 11, 1987, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's
                       1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-e-6 to Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-b-1      Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.
          *10-b-2      Copy of resolution of the Board of Directors of the Company, adopted
                       November 5, 1997, increasing the number of shares authorized for issuance under the Company's 1979 Stock Plan for Key Employees and
                       1988 Long-Term Incentives Plan.
          *10-b-3      Forms of Stock Option Agreements under the Company's 1988 Long-Term
                       Incentives Plan for options granted prior to May 1, 1992, filed as
                       Exhibit 10-d-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1988 (File No. 1-1035), are hereby incorporated by reference.
          *10-b-4      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit
                       10-d-3 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1988 (File
                       No. 1-1035), are hereby incorporated by reference.
          *10-b-5      Form of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after May 1, 1992 and prior to
                       March 1, 1993, filed as Exhibit 28-a-1 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 1992 (File No.
                       1-1035), is hereby incorporated by reference.
          *10-b-6      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after March 1, 1993 and prior to
                       November 1, 1993, filed as Exhibit 28-a to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 1993, are hereby incorporated by reference.
          *10-b-7      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, are hereby incorporated by reference.
          *10-b-8      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after December 1, 1994, filed as
                       Exhibit 10-d-7 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1994, are hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-c-1      Copy of the Company's 1995 Long-Term Incentives Plan, filed as Exhibit
                       10-e-1 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1994, is hereby incorporated by reference.
          *10-c-2      Forms of Stock Option Agreement under the Company's 1995 Long-Term
                       Incentives Plan, filed as Exhibit 10-e-2 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994, are hereby incorporated by reference.
          *10-c-3      Copy of resolution of the Board of Directors of the Company, adopted
                       September 11, 1996, amending the Company's 1995 Long-Term Incentives
                       Plan, filed as Exhibit 10-c-2 to Registration Statement No. 333-14969,
                       is hereby incorporated by reference.
          *10-c-4      Form of Restricted Stock Agreement under the Company's 1995 Long-Term
                       Incentives Plan, filed as Exhibit 10-e to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
          *10-c-5      Copy of Restricted Stock Agreement dated December 3, 1997 between the
                       Company and Don H. Davis, Jr.
          *10-c-6      Copy of Restricted Stock Agreement dated December 6, 1996 between the
                       Company and W.M. Barnes.
          *10-c-7      Copy of Restricted Stock Agreement dated December 6, 1996 between the
                       Company and W.J. Calise, Jr.
          *10-c-8      Copy of Restricted Stock Agreement dated December 3, 1997 between the
                       Company and D.W. Decker.
          *10-c-9      Copy of Restricted Stock Agreement dated December 3, 1997 between the
                       Company and Jodie K. Glore.
          *10-c-10     Copy of resolution of the Compensation and Management Development
                       Committee of the Board of Directors of the Company, adopted December
                       3, 1997, amending the Company's 1995 Long-Term Incentives Plan.
          *10-d-1      Copy of the Company's Directors Stock Plan, as amended, filed as
                       Exhibit B to the Company's Proxy Statement for its 1996 Annual Meeting
                       of Shareowners, is hereby incorporated by reference.
          *10-d-2      Form of Stock Option Agreement under the Company's Directors Stock
                       Plan, filed as Exhibit 10-d to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1996, is hereby incorporated by reference.
          *10-d-3      Form of Restricted Stock Agreement under the Company's Directors Stock
                       Plan, filed as Exhibit 10-f to the Company's Quarterly Report on Form
                       10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
          *10-d-4      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and William H. Gray, III, filed as Exhibit 10-a to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.
          *10-d-5      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and J. Clayburn La Force, Jr., filed as Exhibit 10-b to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.
          *10-d-6      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and William T. McCormick, Jr., filed as Exhibit 10-c to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.
          *10-d-7      Copy of Restricted Stock Agreement dated February 5, 1997 between the
                       Company and Richard M. Bressler.
          *10-d-8      Copy of Restricted Stock Agreement dated February 5, 1997 between the
                       Company and John P. Nichols.
          *10-d-9      Copy of Restricted Stock Agreement dated February 5, 1997 between the
                       Company and Joseph F. Toot, Jr.

---------
* Management contract or compensatory plan or arrangement.

          *10-d-10     Copy of resolution of the Board of Directors of the Company, adopted
                       February 5, 1997, amending the Company's Directors Stock Plan.
          *10-e-1      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, amending the Company's 1988 Long-Term Incentives
                       Plan and 1995 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.
          *10-e-2      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, adjusting outstanding awards under the Company's (i)
                       1979 Stock Plan for Key Employees, (ii) 1988 Long-Term Incentives
                       Plan, (iii) 1995 Long-Term Incentives Plan and (iv) Directors Stock
                       Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055,
                       is hereby incorporated by reference.
          *10-e-3      Copy of resolution of the Board of Directors of the Company, adopted
                       September 3, 1997, adjusting outstanding awards under the Company's
                       (i) 1979 Stock Plan for Key Employees, (ii) 1988 Long-Term Incentives
                       Plan, (iii) 1995 Long-Term Incentives Plan and (iv) Directors Stock
                       Plan.
          *10-f-1      Copy of the Company's Incentive Compensation Plan, amended and restated as of July 1, 1997.
          *10-g-1      Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, is hereby incorporated by reference.
          *10-h-1      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, authorizing the assignment of certain compensation and employee benefit plans to New Rockwell International Corporation, including the Company's (i) 1979 Stock Plan for Key Employees, (ii)
                       1988 Long-Term Incentives Plan, (iii) 1995 Long-Term Incentives Plan,
                       (iv) Directors Stock Plan, (v) Incentive Compensation Plan, (vi)
                       Deferred Compensation Plan and (vii) Annual Incentive Compensation
                       Plan for Senior Executive Officers, filed as Exhibit 4-g-3 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.
          *10-h-2      Copy of resolution of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, assuming and adopting the Company's (i) 1979 Stock Plan for Key Employees, (ii)
                       1988 Long-Term Incentives Plan, (iii) 1995 Long-Term Incentives Plan,
                       (iv) Directors Stock Plan, (v) Incentive Compensation Plan, (vi)
                       Deferred Compensation Plan and (vii) Annual Incentive Compensation
                       Plan for Senior Executive Officers, filed as Exhibit 10-h-2 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1996, is hereby incorporated by reference.
          *10-i-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 3, 1993, providing for the Company's Deferred Compensation
                       Policy for Non-Employee Directors, filed as Exhibit 10-h-1 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1994, is hereby incorporated by reference.
          *10-i-2      Copy of resolutions of the Compensation Committee of the Board of
                       Directors of the Company, adopted July 6, 1994, modifying the
                       Company's Deferred Compensation Policy for Non-Employee Directors,
                       filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1994, is hereby incorporated by reference.
          *10-i-3      Copy of resolutions of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, providing for its
                       Deferred Compensation Policy for Non-Employee Directors, filed as
                       Exhibit 10-i-3 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1996, is hereby incorporated by reference.
          *10-j-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 2, 1994, providing for the Company's Retirement Policy for
                       Non-Employee Directors, filed as Exhibit 10-j-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-j-2      Copy of resolutions of the Board of Directors of the Company, adopted
                       December 6, 1995, rescinding the Company's Retirement Policy for
                       Non-Employee Directors (except to the extent applicable to Directors then age 67 or older and former Directors then retired), filed as
                       Exhibit 10-j-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1995, is hereby incorporated by reference.
          *10-j-3      Copy of resolution of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, assuming and adopting the Company's Retirement Policy for Non-Employee Directors
                       (applicable to Directors of the Company who were age 67 or older on
                       December 6, 1995 and former Directors then retired), filed as Exhibit
                       10-j-3 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1996, is hereby incorporated by reference.
          *10-k-1      Copy of the Company's Annual Incentive Compensation Plan for Senior
                       Executive Officers, filed as Exhibit A to the Company's Proxy
                       Statement for its 1996 Annual Meeting of Shareowners, is hereby incorporated by reference.
          *10-l-1      Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-l-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.
          *10-m-1      Copy of letter dated February 1, 1995 from the Company to Judith L.
                       Estrin, filed as Exhibit 10 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1995, is hereby incorporated by reference.
          *10-n-1      Consulting Agreement dated as of November 25, 1997 between the Company and Donald R. Beall.
           10-o-1      Agreement and Plan of Distribution dated as of December 6, 1996, among
                       Rockwell International Corporation (now named Boeing North American,
                       Inc.), the Company (formerly named New Rockwell International
                       Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc.,
                       Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems,
                       Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, is hereby incorporated by reference.
           10-o-2      Post-Closing Covenants Agreement dated as of December 6, 1996, among
                       Rockwell International Corporation (now named Boeing North American,
                       Inc.), The Boeing Company, Boeing NA, Inc. and the Company (formerly named New Rockwell International Corporation), filed as Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, is hereby incorporated by reference.
           10-o-3      Tax Allocation Agreement dated as of December 6, 1996, among Rockwell
                       International Corporation (now named Boeing North American, Inc.), the
                       Company (formerly named New Rockwell International Corporation) and
                       The Boeing Company, filed as Exhibit 10-d to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
           10-p-1      Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the
                       Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
           10-p-2      Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
           10-p-3      Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the
                       Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
           11          Computation of Earnings Per Share for the Five Years Ended September
                       30, 1997.

---------
* Management contract or compensatory plan or arrangement.

           12          Computation of Ratio of Earnings to Fixed Charges for the Five Years
                       Ended September 30, 1997.
           21          List of Subsidiaries of the Company.
           23          Independent Auditors' Consent.
           24          Powers of Attorney authorizing certain persons to sign this Annual
                       Report on Form 10-K on behalf of certain directors and officers of the
                       Company.
           27          Financial Data Schedule for this Annual Report on Form 10-K.

---------

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

---------
* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                      ROCKWELL INTERNATIONAL CORPORATION

                                      By      /s/ WILLIAM J. CALISE, JR.
                                         ---------------------------------------

                                                   WILLIAM J. CALISE, JR.
                                               SENIOR VICE PRESIDENT, GENERAL
                                                  COUNSEL AND SECRETARY

Dated: December 5, 1997

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 5TH DAY OF DECEMBER 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             DONALD R. BEALL*
    CHAIRMAN OF THE BOARD AND DIRECTOR

            DON H. DAVIS, JR.*
  PRESIDENT AND CHIEF EXECUTIVE OFFICER
(PRINCIPAL EXECUTIVE OFFICER) AND DIRECTOR

              LEW ALLEN, JR*
                 DIRECTOR

            GEORGE L. ARGYROS*
                 DIRECTOR

           RICHARD M. BRESSLER*
                 DIRECTOR

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

            BRUCE M. ROCKWELL*
                 DIRECTOR

            WILLIAM S. SNEATH*
                 DIRECTOR

           JOSEPH F. TOOT, JR.*
                 DIRECTOR

            W. MICHAEL BARNES*
SENIOR VICE PRESIDENT, FINANCE & PLANNING
                   AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL
            FINANCIAL OFFICER)

           WILLIAM E. SANDERS*
 VICE PRESIDENT AND CONTROLLER (PRINCIPAL
           ACCOUNTING OFFICER)

*By /s/ WILLIAM J. CALISE, JR.
     --------------------------------------------------------------
     WILLIAM J. CALISE, JR., ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                   NET (CREDIT)/
                                     BALANCE AT      CHARGE TO        CHARGED                      BALANCE AT
                                     BEGINNING       COSTS AND       TO OTHER                        END OF
            DESCRIPTION              OF YEAR(a)      EXPENSES       ACCOUNTS(b)    DEDUCTIONS       YEAR(a)
-----------------------------------  ----------    -------------    -----------    ----------      ----------
                                                                  (IN MILLIONS)
Year ended September 30, 1997:
  Allowance for doubtful
     accounts......................    $ 87.0          ($7.2)          $ 0.1         $ 11.4(c)       $ 65.5
                                                                                        3.0(d)
Year ended September 30, 1996:
  Allowance for doubtful
     accounts......................    $ 49.9          $45.5           $ 0.2         $  9.6(c)       $ 87.0
                                                                                       (1.0)(d)
Year ended September 30, 1995:
  Allowance for doubtful
     accounts......................    $ 37.0          $14.0           $ 0.1         $  4.7(c)       $ 49.9
                                                                                       (3.5)(d)

---------------

(a)  Includes allowances for commercial and other long-term receivables.

(b)  Collection of accounts previously written off.

(c)  Uncollectible accounts written off.

(d) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS

                                  TO FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               ------------------

                       ROCKWELL INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------

================================================================================

                                 EXHIBIT INDEX

            3-a-1      Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Annual Report on Form 10-K for
                       the year ended September 30, 1996, is hereby incorporated by reference.
            3-b-1      By-Laws of the Company, filed as Exhibit 3-b-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
            3-b-2      Copy of resolution of the Board of Directors of the Company, adopted
                       September 3, 1997, amending the By-Laws of the Company effective
                       October 1, 1997.
            4-a-1      Rights Agreement between the Company and ChaseMellon Shareholder
                       Services, L.L.C., as rights agent, dated as of November 30, 1996, filed as Exhibit 4-c to Registration Statement No. 333-17031, is
                       hereby incorporated by reference.
            4-b-1      Indenture dated as of April 1, 1993 between Reliance and Bankers Trust
                       Company, as Trustee, pursuant to which the 6.8% Notes of Reliance due
                       April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration
                       Statement No. 33-60066, is hereby incorporated by reference.
            4-b-2      First Supplemental Indenture dated April 14, 1993 to the Indenture listed as Exhibit 4-b-1 above, filed as Exhibit 4.1 to Current Report on Form 8-K of Reliance dated April 19, 1993, is hereby incorporated by reference.
            4-b-3      Form of the 6.8% Notes of Reliance due April 15, 2003, filed as
                       Exhibit 4-8 to Registration Statement No. 33-60066, is hereby incorporated by reference.
          *10-a-1      Copy of the Company's 1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-d-1 to Registration Statement No. 33-11946, is
                       hereby incorporated by reference.
          *10-a-2      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1979 Stock Plan for Key Employees, as amended, for options and stock appreciation rights granted after December 1, 1987, filed as Exhibit 10-b-7 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1987 (File No. 1-1035), are hereby incorporated by reference.
          *10-a-3      Copy of resolution of the Board of Directors of the Company, adopted
                       May 7, 1980, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Option Plan for Key Employees (now the 1979 Stock Plan for Key
                       Employees, as amended) and the number of shares transferable under the
                       Company's Incentive Compensation Plan, filed as Exhibit 10-d-2 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1987 (File No. 1-1035), is hereby incorporated by reference.
          *10-a-4      Copy of resolution of the Board of Directors of the Company, adopted
                       May 4, 1983, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's 1979 Stock
                       Plan for Key Employees, as amended, filed as Exhibit 4-e-5 to
                       Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-a-5      Copy of resolution of the Board of Directors of the Company, adopted
                       February 11, 1987, adjusting the number of shares subject to outstanding options and stock appreciation rights under the Company's
                       1979 Stock Plan for Key Employees, as amended, filed as Exhibit 4-e-6 to Registration Statement No. 33-11946, is hereby incorporated by reference.
          *10-b-1      Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.
          *10-b-2      Copy of resolution of the Board of Directors of the Company, adopted
                       November 5, 1997, increasing the number of shares authorized for issuance under the Company's 1979 Stock Plan for Key Employees and
                       1988 Long-Term Incentives Plan.

---------
* Management contract or compensatory plan or arrangement.

          *10-b-3      Forms of Stock Option Agreements under the Company's 1988 Long-Term
                       Incentives Plan for options granted prior to May 1, 1992, filed as
                       Exhibit 10-d-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1988 (File No. 1-1035), are hereby incorporated by reference.
          *10-b-4      Forms of Stock Option and Stock Appreciation Rights Agreements under the Company's 1988 Long-Term Incentives Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit
                       10-d-3 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1988 (File
                       No. 1-1035), are hereby incorporated by reference.
          *10-b-5      Form of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after May 1, 1992 and prior to
                       March 1, 1993, filed as Exhibit 28-a-1 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 1992 (File No.
                       1-1035), is hereby incorporated by reference.
          *10-b-6      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after March 1, 1993 and prior to
                       November 1, 1993, filed as Exhibit 28-a to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 1993, are hereby incorporated by reference.
          *10-b-7      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, are hereby incorporated by reference.
          *10-b-8      Forms of Stock Option Agreement under the Company's 1988 Long-Term
                       Incentives Plan for options granted after December 1, 1994, filed as
                       Exhibit 10-d-7 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1994, are hereby incorporated by reference.
          *10-c-1      Copy of the Company's 1995 Long-Term Incentives Plan, filed as Exhibit
                       10-e-1 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1994, is hereby incorporated by reference.
          *10-c-2      Forms of Stock Option Agreement under the Company's 1995 Long-Term
                       Incentives Plan, filed as Exhibit 10-e-2 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994, are hereby incorporated by reference.
          *10-c-3      Copy of resolution of the Board of Directors of the Company, adopted
                       September 11, 1996, amending the Company's 1995 Long-Term Incentives
                       Plan, filed as Exhibit 10-c-2 to Registration Statement No. 333-14969,
                       is hereby incorporated by reference.
          *10-c-4      Form of Restricted Stock Agreement under the Company's 1995 Long-Term
                       Incentives Plan, filed as Exhibit 10-e to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
          *10-c-5      Copy of Restricted Stock Agreement dated December 3, 1997 between the
                       Company and Don H. Davis, Jr.
          *10-c-6      Copy of Restricted Stock Agreement dated December 6, 1996 between the
                       Company and W.M. Barnes.
          *10-c-7      Copy of Restricted Stock Agreement dated December 6, 1996 between the
                       Company and W.J. Calise, Jr.
          *10-c-8      Copy of Restricted Stock Agreement dated December 3, 1997 between the
                       Company and D.W. Decker.
          *10-c-9      Copy of Restricted Stock Agreement dated December 3, 1997 between the
                       Company and Jodie K. Glore.
          *10-c-10     Copy of resolution of the Compensation and Management Development
                       Committee of the Board of Directors of the Company, adopted December
                       3, 1997, amending the Company's 1995 Long-Term Incentives Plan.
          *10-d-1      Copy of the Company's Directors Stock Plan, as amended, filed as
                       Exhibit B to the Company's Proxy Statement for its 1996 Annual Meeting
                       of Shareowners, is hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-d-2      Form of Stock Option Agreement under the Company's Directors Stock
                       Plan, filed as Exhibit 10-d to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1996, is hereby incorporated by reference.
          *10-d-3      Form of Restricted Stock Agreement under the Company's Directors Stock
                       Plan, filed as Exhibit 10-f to the Company's Quarterly Report on Form
                       10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
          *10-d-4      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and William H. Gray, III, filed as Exhibit 10-a to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.
          *10-d-5      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and J. Clayburn La Force, Jr., filed as Exhibit 10-b to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.
          *10-d-6      Copy of Restricted Stock Agreement dated February 7, 1996 between the
                       Company and William T. McCormick, Jr., filed as Exhibit 10-c to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended March
                       31, 1996, is hereby incorporated by reference.
          *10-d-7      Copy of Restricted Stock Agreement dated February 5, 1997 between the
                       Company and Richard M. Bressler.
          *10-d-8      Copy of Restricted Stock Agreement dated February 5, 1997 between the
                       Company and John P. Nichols.
          *10-d-9      Copy of Restricted Stock Agreement dated February 5, 1997 between the
                       Company and Joseph F. Toot, Jr.
          *10-d-10     Copy of resolution of the Board of Directors of the Company, adopted
                       February 5, 1997, amending the Company's Directors Stock Plan.
          *10-e-1      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, amending the Company's 1988 Long-Term Incentives
                       Plan and 1995 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.
          *10-e-2      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, adjusting outstanding awards under the Company's (i)
                       1979 Stock Plan for Key Employees, (ii) 1988 Long-Term Incentives
                       Plan, (iii) 1995 Long-Term Incentives Plan and (iv) Directors Stock
                       Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055,
                       is hereby incorporated by reference.
          *10-e-3      Copy of resolution of the Board of Directors of the Company, adopted
                       September 3, 1997, adjusting outstanding awards under the Company's
                       (i) 1979 Stock Plan for Key Employees, (ii) 1988 Long-Term Incentives
                       Plan, (iii) 1995 Long-Term Incentives Plan and (iv) Directors Stock
                       Plan.
          *10-f-1      Copy of the Company's Incentive Compensation Plan, amended and restated as of July 1, 1997.
          *10-g-1      Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1993, is hereby incorporated by reference.
          *10-h-1      Copy of resolution of the Board of Directors of the Company, adopted
                       November 6, 1996, authorizing the assignment of certain compensation and employee benefit plans to New Rockwell International Corporation, including the Company's (i) 1979 Stock Plan for Key Employees, (ii)
                       1988 Long-Term Incentives Plan, (iii) 1995 Long-Term Incentives Plan,
                       (iv) Directors Stock Plan, (v) Incentive Compensation Plan, (vi)
                       Deferred Compensation Plan and (vii) Annual Incentive Compensation
                       Plan for Senior Executive Officers, filed as Exhibit 4-g-3 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.

---------
* Management contract or compensatory plan or arrangement.

          *10-h-2      Copy of resolution of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, assuming and adopting the Company's (i) 1979 Stock Plan for Key Employees, (ii)
                       1988 Long-Term Incentives Plan, (iii) 1995 Long-Term Incentives Plan,
                       (iv) Directors Stock Plan, (v) Incentive Compensation Plan, (vi)
                       Deferred Compensation Plan and (vii) Annual Incentive Compensation
                       Plan for Senior Executive Officers, filed as Exhibit 10-h-2 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1996, is hereby incorporated by reference.
          *10-i-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 3, 1993, providing for the Company's Deferred Compensation
                       Policy for Non-Employee Directors, filed as Exhibit 10-h-1 to the
                       Company's Annual Report on Form 10-K for the year ended September 30,
                       1994, is hereby incorporated by reference.
          *10-i-2      Copy of resolutions of the Compensation Committee of the Board of
                       Directors of the Company, adopted July 6, 1994, modifying the
                       Company's Deferred Compensation Policy for Non-Employee Directors,
                       filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 1994, is hereby incorporated by reference.
          *10-i-3      Copy of resolutions of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, providing for its
                       Deferred Compensation Policy for Non-Employee Directors, filed as
                       Exhibit 10-i-3 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1996, is hereby incorporated by reference.
          *10-j-1      Copy of resolutions of the Board of Directors of the Company, adopted
                       November 2, 1994, providing for the Company's Retirement Policy for
                       Non-Employee Directors, filed as Exhibit 10-j-1 to the Company's
                       Annual Report on Form 10-K for the year ended September 30, 1994, is hereby incorporated by reference.
          *10-j-2      Copy of resolutions of the Board of Directors of the Company, adopted
                       December 6, 1995, rescinding the Company's Retirement Policy for
                       Non-Employee Directors (except to the extent applicable to Directors then age 67 or older and former Directors then retired), filed as
                       Exhibit 10-j-2 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1995, is hereby incorporated by reference.
          *10-j-3      Copy of resolution of the Board of Directors of New Rockwell
                       International Corporation, adopted December 4, 1996, assuming and adopting the Company's Retirement Policy for Non-Employee Directors
                       (applicable to Directors of the Company who were age 67 or older on
                       December 6, 1995 and former Directors then retired), filed as Exhibit
                       10-j-3 to the Company's Annual Report on Form 10-K for the year ended
                       September 30, 1996, is hereby incorporated by reference.
          *10-k-1      Copy of the Company's Annual Incentive Compensation Plan for Senior
                       Executive Officers, filed as Exhibit A to the Company's Proxy
                       Statement for its 1996 Annual Meeting of Shareowners, is hereby incorporated by reference.
          *10-l-1      Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-l-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1995, is hereby incorporated by reference.
          *10-m-1      Copy of letter dated February 1, 1995 from the Company to Judith L.
                       Estrin, filed as Exhibit 10 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended March 31, 1995, is hereby incorporated by reference.
          *10-n-1      Consulting Agreement dated as of November 25, 1997 between the Company and Donald R. Beall.

---------
* Management contract or compensatory plan or arrangement.

           10-o-1      Agreement and Plan of Distribution dated as of December 6, 1996, among
                       Rockwell International Corporation (now named Boeing North American,
                       Inc.), the Company (formerly named New Rockwell International
                       Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc.,
                       Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems,
                       Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, is hereby incorporated by reference.
           10-o-2      Post-Closing Covenants Agreement dated as of December 6, 1996, among
                       Rockwell International Corporation (now named Boeing North American,
                       Inc.), The Boeing Company, Boeing NA, Inc. and the Company (formerly named New Rockwell International Corporation), filed as Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended
                       December 31, 1996, is hereby incorporated by reference.
           10-o-3      Tax Allocation Agreement dated as of December 6, 1996, among Rockwell
                       International Corporation (now named Boeing North American, Inc.), the
                       Company (formerly named New Rockwell International Corporation) and
                       The Boeing Company, filed as Exhibit 10-d to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
           10-p-1      Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the
                       Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
           10-p-2      Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
           10-p-3      Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the
                       Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
           11          Computation of Earnings Per Share for the Five Years Ended September
                       30, 1997.
           12          Computation of Ratio of Earnings to Fixed Charges for the Five Years
                       Ended September 30, 1997.
           21          List of Subsidiaries of the Company.
           23          Independent Auditors' Consent.
           24          Powers of Attorney authorizing certain persons to sign this Annual
                       Report on Form 10-K on behalf of certain directors and officers of the
                       Company.
           27          Financial Data Schedule for this Annual Report on Form 10-K.

---------

* Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.