Form 10-Q
period 1997-12-31
ROCKWELL INTERNATIONAL CORP
filed 1998-02-12
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        December 31, 1997



Commission file number         1-12383



                       Rockwell International Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                              25-1797617
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  600 Anton Boulevard, Suite 700, Costa Mesa, California       92626-7147
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (714) 424-4565
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

                        Yes      X      No

200,880,282 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 1998

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.    Financial Statements:
                                                                         Page
                                                                          No.

                     Condensed Consolidated Balance Sheet--
                     December 31, 1997 and September 30, 1997...........   2

                     Consolidated Statement of Income --
                     Three Months Ended December 31, 1997 and 1996......   3

                     Consolidated Statement of Cash Flows--
                     Three Months Ended December 31, 1997 and 1996......   4

                     Notes to Financial Statements......................   5

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations......................................   9

          Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk.................................   12



PART II.  OTHER INFORMATION:

          Item 2.    Changes in Securities and Use of Proceeds ........   13

          Item 5.    Other Information.................................   13

          Item 6.    Exhibits and Reports on Form 8-K..................   13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                      ROCKWELL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                December 31    September 30
                                                    1997           1997
                                  ASSETS               (In millions)
Current assets:
   Cash.........................................   $   183       $   283
   Receivables (less allowance for doubtful
     accounts:  December 31, 1997, $67;
     September 30, 1997, $62)...................     1,294         1,319
   Inventories..................................     1,616         1,526
   Deferred income taxes........................       251           254
   Other current assets.........................       271           302
           Total current assets.................     3,615         3,684
Net property....................................     2,246         2,245
Intangible assets...............................     1,795         1,789
Other assets....................................       248           253

                         TOTAL..................   $ 7,904       $ 7,971

                     LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
   Short-term debt..............................   $   342       $    66
   Accounts payable.............................       757           840
   Accrued compensation and benefits............       409           436
   Accrued income taxes.........................       138            96
   Other current liabilities....................       484           532

           Total current liabilities............     2,130         1,970

Long-term debt..................................       157           156
Accrued retirement benefits.....................       778           795
Other liabilities...............................       239           239

                    Total liabilities...........     3,304         3,160
Shareowners' equity:
   Common Stock (shares issued: 216.4)..........       216           216
   Additional paid-in capital...................       904           901
   Retained earnings............................     4,438         4,409
   Currency translation.........................      (127)         (103)
   Common Stock in treasury, at cost (shares held:
      December 31, 1997, 13.9;
      September 30, 1997, 9.6)..................      (831)         (612)

                    Total shareowners' equity...     4,600         4,811
                         TOTAL..................   $ 7,904       $ 7,971


                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                           1997        1996
                                                              (In millions)
Revenues:
  Sales..............................................    $ 1,979     $ 1,853
  Other income.......................................         25          18

    Total revenues...................................      2,004       1,871

Costs and expenses:
  Cost of sales......................................      1,402       1,285
  Selling, general, and administrative...............        356         336
  Purchased research and development.................        103           -
  Interest...........................................          4           4

    Total costs and expenses.........................      1,865       1,625

Income from continuing operations
  before income taxes................................        139         246

    Provision for income taxes.......................         50          92

INCOME FROM CONTINUING OPERATIONS....................         89         154

Income from discontinued operations..................          -          25

NET INCOME...........................................    $    89     $   179


                                                             (In dollars)
Basic earnings per share:

     Continuing operations...........................    $  0.43     $  0.70

     Discontinued operations.........................          -        0.12

     Net Income......................................    $  0.43     $  0.82

Diluted earnings per share:

     Continuing operations...........................    $  0.43     $  0.69

     Discontinued operations.........................          -        0.12

     Net Income......................................    $  0.43     $  0.81


Cash dividends per share.............................    $  0.26     $  0.29


                                                             (In millions)

Average outstanding shares:
     Basic...........................................      204.8       218.7
     Diluted.........................................      207.8       221.8

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                            1997       1996
                                                              (In millions)
CONTINUING OPERATIONS:
Operating Activities
Income from continuing operations.......................  $    89     $   154
Adjustments to income from continuing operations to
  arrive at cash provided by operating activities:
    Depreciation........................................       93          95
    Amortization of intangible assets...................       25          22
    Deferred income taxes...............................      (40)         15
    Pension expense, net of contributions...............        9          13
    Purchased research and development..................      103           -
    Changes in assets and liabilities, excluding effects
      of acquisitions, divestitures and foreign currency
      adjustments:
        Receivables.....................................       37          28
        Inventories.....................................      (51)        (14)
        Accounts payable................................      (83)       (166)
        Accrued income taxes............................       46          55
        Other assets and liabilities....................      (74)        (20)
           Cash Provided by Operating Activities........      154         182
Investing Activities
Property additions......................................     (109)        (94)
Acquisition of businesses, net of cash acquired.........     (158)         (1)
Proceeds from disposition of property and businesses....       13         557
           Cash (Used for) Provided by Investing
             Activities.................................     (254)        462
Financing Activities
Increase (decrease) in short-term borrowings............      283        (246)
Payments of long-term debt..............................        -          (1)
Net increase (decrease) in debt.........................      283        (247)
Purchase of treasury stock..............................     (239)        (61)
Cash dividends..........................................      (52)        (63)
Reissuance of common stock..............................        8          14
           Cash Used for Financing Activities...........        -        (357)

CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS.......     (100)        287
CASH USED FOR DISCONTINUED OPERATIONS.. ................        -        (157)

(DECREASE) INCREASE IN CASH.............................     (100)        130
CASH AT BEGINNING OF PERIOD.............................      283         663
CASH AT END OF PERIOD...................................  $   183     $   793

Income tax payments were $41 million and $25 million in the three months ended December 31, 1997 and 1996, respectively.

                      See Notes to Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 1.	In the opinion of management of Rockwell International Corporation (the company or Rockwell) the unaudited financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual Report on Form
10-K for the fiscal year ended September 30, 1997. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

	It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

	The company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" in the first quarter of fiscal 1998. The adoption of this standard had no effect on the company's financial statements.

2. In December 1997, the company acquired the In-Flight Entertainment (IFE) business of Hughes-Avicom International, Inc. (Hughes-Avicom), a leading supplier of airborne interactive IFE systems. The acquisition has been accounted for as a purchase as of December 31, 1997, and the company has recorded a charge of $103 million ($63 million after-tax) for purchased research and development. The remaining assets acquired and liabilities assumed have been recorded at estimated fair values determined by the company's management based on information currently available.

3. Discontinued operations include the Automotive business and the Aerospace and Defense businesses (A&D Business). On September 30, 1997, the company completed the spin-off of its Automotive business into an independent, separately traded, publicly held company by distributing all of the issued and outstanding shares of Meritor Automotive, Inc.
(Meritor) to the company's shareowners on the basis of one share of Meritor Common Stock for every three shares of company common stock owned. On December 6, 1996, the company completed the merger of its former A&D Business with a subsidiary of The Boeing Company (Boeing) in a transaction valued at approximately $3.2 billion, including the assumption by Boeing of $2.3 billion of liabilities of the company, principally debt, and the issuance of $0.9 billion of Boeing stock to Rockwell shareowners in exchange for their interest in the A&D Business
(the Reorganization).

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


	The following table summarizes the results of discontinued operations (in millions).

                                                            Three Months Ended
                                                            December 31, 1996

     Revenues:
       Automotive.........................................        $   767
       A&D Business.......................................            535
         Total............................................        $ 1,302

     Income before income taxes:
       Automotive.........................................        $    44
       A&D Business.......................................              -
         Total............................................        $    44

     Net income:
       Automotive............................................     $    25
       A&D Business..........................................           -
         Total...............................................     $    25

	The earnings of the A&D Business for the first two months of 1997 were entirely offset by expenses relating to the Reorganization.

 4.	Inventories are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1997            1997

     Finished goods.............................    $   424        $   414
     Work in process............................        759            702
     Raw materials, parts, and supplies.........        429            404
       Total....................................      1,612          1,520
     Adjustment to the carrying value of
       certain inventories to a LIFO basis......          4              6
     Inventories................................    $ 1,616        $ 1,526

 5.	Intangible assets are summarized as follows (in millions):

                                                  December 31    September 30
                                                     1997            1997

     Goodwill..................................     $ 1,237        $ 1,249
     Trademarks, patents, product technology,
       and other intangibles...................         558            540

       Intangible assets.......................     $ 1,795        $ 1,789

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


 6.	Short-term debt consisted of the following (in millions):

                                                 December 31     September 30
                                                    1997             1997

      Commercial paper.........................    $   260         $     -
      Short-term foreign bank borrowings.......         80              64
      Current portion of long-term debt........          2               2

       Short-term debt.........................    $   342         $    66

	At December 31, 1997, the company had $1.5 billion of unsecured credit facilities with various banks to support commercial paper borrowings.
There were no significant commitment fees or compensating balance requirements under these facilities.

	Short-term credit facilities available to foreign subsidiaries amounted to $315 million at December 31, 1997 and consisted of arrangements for which there are no significant commitment fees.

7.	Other current liabilities are summarized as follows (in millions):

                                                 December 31     September 30
                                                    1997             1997

     Contract reserves and advance payments.....   $   129         $   146
     Accrued product warranty...................       119             113
     Accrued taxes other than income taxes......        46              46
     Other......................................       190             227

       Other current liabilities................   $   484         $   532

8.	Long-term debt consisted of the following (in millions):

                                                 December 31     September 30
                                                    1997             1997

     6.8% notes, payable in 2003...............    $   141         $   141
     Other obligations, principally foreign....         18              17
       Total...................................        159             158
     Less current portion.....................           2               2

       Long-term debt.........................     $   157         $   156

	In January 1998, the company issued $800 million aggregate principal amount of long-term notes and debentures in a public offering. The offering included three series of debt: $350 million principal amount of 6.15% notes due in 2008 issued at par; $250 million principal amount of 6.70% debentures due in 2028, issued at par; and $200 million principal amount of 5.20% debentures due in 2098, issued at a discount yielding approximately $150 million of proceeds.

                      ROCKWELL INTERNATIONAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



 9.	Accrued retirement benefits consisted of the following (in millions):

                                                December 31     September 30
                                                   1997             1997

     Accrued retirement medical costs.........    $  682           $  684
     Accrued pension costs....................       151              166
       Total..................................       833              850
     Amount classified as current liability...        55               55
       Accrued retirement benefits............    $  778           $  795

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

                      ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1998 First Quarter Compared to 1997 First Quarter

The contributions to sales and earnings by business segment for the continuing operations of the company for the first quarter of fiscal 1998 and 1997 are presented below (in millions).

                                                         Three Months Ended
                                                             December 31
                                                          1997         1996
     Sales
       Automation                                       $ 1,139     $ 1,061
       Avionics & Communications                            426         374
       Semiconductor Systems                                414         418

     Total                                              $ 1,979     $ 1,853

     Operating Earnings
       Automation                                       $   144     $   131
       Avionics & Communications                             74          59
       Semiconductor Systems                                 43          81
       Purchased Research & Development                    (103)          -
     Operating earnings                                     158         271
     General corporate - net                                (15)        (21)
     Interest expense                                        (4)         (4)
     Provision for income taxes                             (50)        (92)
     Income from continuing operations                       89         154

     Income from discontinued operations                      -          25

     Net Income                                         $    89     $   179

	Purchased research and development relates to the acquisition of an Avionics and Communications business.

First quarter fiscal 1998 sales of approximately $2.0 billion were up seven percent from last year's first quarter due to volume increases and increased market share penetration in the Automation and Avionics & Communications businesses. The composition of sales was as follows (in millions):

                                                         Three Months Ended
                                                             December 31
                                                          1997         1996

     U.S. Commercial                                    $ 1,125     $ 1,059
     International                                          717         678
     U.S. Government                                        137         116

     Total                                              $ 1,979     $ 1,853

                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

Income from continuing operations for the 1998 first quarter, before an acquisition-related special charge, was $152 million, or 74 cents per share, compared to $154 million, or 70 cents per share, for 1997. First quarter 1998 earnings per share were higher due to the company's stock repurchase program.

The 1998 first quarter acquisition-related special charge of $63 million after-tax, or 31 cents per share, relates to the write-off of purchased research and development in connection with the December 1997 acquisition of the in-flight entertainment (IFE) business of Hughes-Avicom International, Inc. Including this charge, net income for the first quarter of 1998 was $89 million, or 43 cents per share. Net income for the first quarter of 1997, including discontinued operations, totaled $179 million, or 82 cents per share.

Automation earnings increased ten percent in the first quarter of 1998 to $144 million from $131 million in 1997's first quarter. Automation's higher earnings in 1998 are primarily attributable to increased volume in the United States where sales were up nine percent over the comparable period in 1997. Automation's first quarter earnings as a percent of sales increased to 12.6 percent from 12.3 percent in last year's first quarter.

Avionics & Communications achieved a 25 percent increase in operating earnings to $74 million, before an acquisition-related special charge, from $59 million in 1997's first quarter. Sales were up 14 percent to $426 million from $374 million in last year's first quarter primarily due to a sales increase of over 40 percent for the air transport business in the first quarter of 1998. Earnings, before the acquisition-related special charge, as a percent of sales increased to 17.4 percent from 15.8 percent in the first quarter of 1997. Including the special charge, Avionics & Communications incurred a first quarter operating loss of $29 million.

Semiconductor Systems earnings for the first quarter of 1998 were 47 percent lower than 1997's first quarter on approximately the same sales.
Semiconductor Systems achieved unit volume increases in both modem and non-modem products and reduced manufacturing costs in the first quarter of 1998; however, results were below 1997's first quarter due to lower pricing on the V.34 modem product, slower ramp-up of the new K56flex modem related to a delay in reaching a standards agreement, and continuing major investments in new non-modem product lines. Earnings as a percent of sales for the 1998 first quarter were 10.4 percent compared to 19.4 percent for the first quarter of 1997 but up from 9.2 percent in the fourth quarter of 1997.

                      ROCKWELL INTERNATIONAL CORPORATION


FINANCIAL CONDITION

The major uses of cash for the first quarter of 1998 were the acquisition of the IFE business of Hughes-Avicom International, Inc., and the stock repurchase program.

During the first quarter of 1998, the company completed the $1 billion stock repurchase program announced in December 1996 and is in the process of executing the additional $500 million stock repurchase program approved by the company's Board of Directors in September 1997. In February 1998 the company's Board of Directors approved an additional $500 million stock repurchase program. Through December 31, 1997, the company repurchased 18.1 million shares of its common stock for $1.1 billion relating to these programs, of which 4.7 million shares were repurchased for $239 million during the first quarter of 1998. Future stock repurchases are expected to be funded by cash generated by operating activities, commercial paper borrowings and proceeds from long-term notes and debentures.

A major source of cash for the first quarter of 1997 was from the sale of the Graphic Systems business for approximately $600 million, consisting of $553 million in cash and $47 million in preferred stock.

In January 1998, the company issued $800 million aggregate principal amount of long-term notes and debentures in a public offering. The proceeds of this debt offering of $750 million were used to repay approximately $380 million of outstanding short-term commercial paper borrowings, and the balance will be used for general corporate purposes, including the company's ongoing share repurchase program.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Matters in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Management believes that at December 31, 1997 there has been no material change to this information.

                      ROCKWELL INTERNATIONAL CORPORATION



Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The company's financial instruments include cash, equity securities, short- and long-term debt, and foreign currency forward exchange contracts. At December 31, 1997, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the company's outstanding foreign currency forward exchange contracts aggregated $392 million at December 31, 1997 and $239 million at September 30, 1997. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transaction subject to the hedge. The company believes that any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions.

Based on the company's overall currency rate exposure at December 31, 1997, a 10% change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the company.

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

		On October 1, 1997, the company issued 199 shares of restricted common stock to John D. Nichols, a director of the company; these shares were issued in payment for the retainer fees otherwise payable in cash and deferred by Mr. Nichols pursuant to the terms of the Directors Stock Plan. On December 31, 1997, the company issues 7,792 shares of restricted common stock to Don H. Davis, Jr. in partial payment of an incentive compensation award under the Annual Incentive Compensation Plan for Senior Executive Officers. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 5.	Other Information

Government Contracts

		For information on the company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in Item 1, Business, on page 3 of the company's Annual Report on Form
10-K for fiscal year ended September 30, 1997, which is incorporated herein by reference.

Cautionary Statement

		The Quarterly Report on Form 10-Q contains statements relating to future results of the company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in political and economic conditions; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; and competitive product and pricing pressures;
as well as other risks and uncertainties, including but not limited to those detailed from time to time in the company's Securities and Exchange Commission filings.

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			Exhibit 3-b-1	-	By-Laws of the company as in effect on the
                   date hereof.

			Exhibit 3-b-2	-	Copy of resolution of the Board of Directors
                   of the company, adopted February 4, 1998,
                   amending the By-Laws of the company effective
                   February 4, 1998.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K (Continued)

		(a)	Exhibits: (continued)

			Exhibit 11	-	Computation of Earnings Per Share

			Exhibit 12	-	Computation of Ratio of Earnings to Fixed
                Charges for the Three Months Ended December
                31, 1997.

			Exhibit 27	-	Financial Data Schedule

		(b)	Reports on Form 8-K:

			The company filed a Current Report on Form 8-K dated October
   10, 1997 in respect of the completion on September 30, 1997 of the spin-off of its Automotive business to holders of shares of common stock, par value $1 per share, of company, by means of the distribution to such holders of all outstanding shares of
   Common Stock, par value $1 per share (including the preferred share purchase rights associated with such Common Stock), of
   Meritor.  Meritor began operations as an independent,
   separately traded, publicly-held company on October 1, 1997.

                                  SIGNATURES




  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date       February 12, 1998                By  W. E. Sanders
                                                W. E. Sanders
                                                Vice President and Controller
                                                (Principal Accounting Officer)





Date       February 12, 1998                By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                                                    Page

Exhibit 3-b-1	-	By-Laws of the company as in effect on the           17
            				date hereof.

Exhibit 3-b-2	-	Copy of resolution of the Board of Directors         18
            				of the company, adopted February 4, 1998,
			            	amending the By-Laws of the company effective
			            	February 4, 1998.

Exhibit 11	-	Computation of Earnings Per Share for the               40
         				Three Months Ended December 31, 1997.

Exhibit 12	-	Computation of Ratio of Earnings to                     41
				         Fixed Charges for the Three Months Ended December
             31, 1997.