Form 10-Q
period 1998-03-31
ROCKWELL INTERNATIONAL CORP
filed 1998-05-13
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        March 31, 1998



Commission file number         1-12383



                       Rockwell International Corporation
            (Exact name of registrant as specified in its charter)



              Delaware                                25-1797617
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  600 Anton Boulevard, Suite 700, P.O. Box 5090, Costa Mesa, CA  92628-5090
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (714) 424-4565
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

                        Yes      X      No

196,508,777 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 1998.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX



PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:
                                                                        Page
                                                                         No.

                    Condensed Consolidated Balance Sheet--
                    March 31, 1998 and September 30, 1997..........       2

                    Consolidated Statement of Income--Three Months
                    and Six Months Ended March 31, 1998 and 1997...       3

                    Consolidated Statement of Cash Flows--
                    Six Months Ended March 31, 1998 and 1997.......       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      10

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      14




PART II.  OTHER INFORMATION:

          Item 2.   Changes in Securities and Use of Proceeds......      15

          Item 4.   Submission of Matters to a Vote of Security
                    Holders........................................      15

          Item 5.   Other Information..............................      15

          Item 6.   Exhibits and Reports on Form 8-K...............      16

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                      ROCKWELL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)
                                  (Unaudited)

                                                    March 31     September 30
                                                      1998           1997
                                  ASSETS
Current assets:
   Cash...........................................   $   272       $   283
   Receivables (less allowance for doubtful
     accounts:  March 31, 1998, $66;
     September 30, 1997, $62).....................     1,274         1,319
   Inventories....................................     1,699         1,526
   Deferred income taxes..........................       249           254
   Other current assets...........................       286           302

           Total current assets...................     3,780         3,684

Net property......................................     2,298         2,245
Intangible assets.................................     1,805         1,789
Other assets......................................       240           253

                         TOTAL....................   $ 8,123       $ 7,971

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................   $    84       $    66
   Accounts payable...............................       774           840
   Accrued compensation and benefits..............       422           436
   Accrued income taxes...........................        43            96
   Other current liabilities......................       530           532

           Total current liabilities..............     1,853         1,970

Long-term debt....................................       907           156
Accrued retirement benefits.......................       775           795
Other liabilities.................................       231           239

                    Total liabilities.............     3,766         3,160

Shareowners' equity:
   Common Stock (shares issued: 216.4)............       216           216
   Additional paid-in capital.....................       917           901
   Retained earnings..............................     4,447         4,409
   Currency translation...........................      (116)         (103)
   Common Stock in treasury, at cost (shares held:
     March 31, 1998, 18.9;
     September 30, 1997, 9.6).....................    (1,107)         (612)

                    Total shareowners' equity.....     4,357         4,811

                         TOTAL....................   $ 8,123       $ 7,971

                 See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENT OF INCOME
                    (In millions, except per share amounts)
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         March 31               March 31
                                      1998       1997       1998        1997

Revenues:
  Sales...........................  $ 1,941    $ 1,899    $ 3,920     $ 3,752
  Other income....................       24         20         49          38

    Total revenues................    1,965      1,919      3,969       3,790

Costs and expenses:
  Cost of sales...................    1,408      1,325      2,810       2,610
  Selling, general, and
    administrative................      381        339        737         675
  Purchased research and
    development...................        -          -        103          -
  Interest........................       13          6         17          10

    Total costs and expenses......    1,802      1,670      3,667       3,295

Income from continuing operations
  before income taxes.............      163        249        302         495

Provision for income taxes........       54         94        104         186

INCOME FROM CONTINUING
  OPERATIONS......................      109        155        198         309

Income from discontinued
  operations......................        -         34          -          59

NET INCOME .......................  $   109    $   189    $   198     $   368


Basic earnings per share:

   Continuing operations..........  $  0.55    $  0.72    $  0.98     $  1.42
   Discontinued operations........        -       0.15          -        0.27

   Net income.....................  $  0.55    $  0.87    $  0.98     $  1.69

Diluted earnings per share:

   Continuing operations..........  $  0.53    $  0.71    $  0.96     $  1.40
   Discontinued operations........        -       0.14          -        0.26

   Net income.....................  $  0.53    $  0.85    $  0.96     $  1.66


Cash dividends per share..........  $  0.25    $  0.29    $  0.51     $  0.58


Average outstanding shares

   Basic..........................    200.2      216.2      202.6       217.4

   Diluted........................    203.6      219.6      205.9       220.7

                  See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)
                                 (Unaudited)

                                                           Six Months Ended
                                                               March 31
                                                         1998          1997

CONTINUING OPERATIONS:
Operating Activities

Income from continuing operations....................  $   198       $   309
Adjustments to income from continuing operations
  to arrive at cash provided by operating activities:
    Depreciation.....................................      196           178
    Amortization of intangible assets................       49            45
    Deferred income taxes............................      (40)          (25)
    Pension expense, net of contributions............       18            26
    Purchased research and development...............      103             -
    Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables..................................       55           (25)
        Inventories..................................     (136)          (27)
        Accounts payable.............................      (63)          (93)
        Accrued income taxes.........................      (47)          (26)
        Other assets and liabilities.................      (71)           12
           Cash Provided by Operating Activities.....      262           374

Investing Activities

Property additions...................................     (265)         (257)
Acquisition of businesses (net of cash acquired).....     (158)          (23)
Proceeds from disposition of property and businesses.       16           565
           Cash (Used for) Provided by
             Investing Activities....................     (407)          285

Financing Activities

Increase (decrease) in short-term borrowings.........       24           (61)
Increase in long-term debt...........................      750             -
Payments of long-term debt...........................        -           (14)
Net increase (decrease) in debt......................      774           (75)
Purchase of treasury stock...........................     (595)         (342)
Cash dividends.......................................     (103)         (126)
Reissuance of common stock...........................       58            33
           Cash Provided by (Used for)
             Financing Activities....................      134          (510)

CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS....      (11)          149

Cash Used for Discontinued Operations................        -          (151)

DECREASE IN CASH.....................................      (11)           (2)
CASH AT BEGINNING OF PERIOD..........................      283           695
CASH AT END OF PERIOD................................  $   272      $    693

See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



 1.	In the opinion of management of Rockwell International Corporation (the company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the company's Annual
Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three- and six-month periods ended March
31, 1998 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

	It is the company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

	The company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", in the first quarter of fiscal 1998. The adoption of this standard had no effect on the company's financial statements.

	During the second quarter of 1998, the company adopted American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. During the first six months of fiscal 1998, the company capitalized $14 million of such costs that would have been charged to expense under its previous accounting policy. The impact of adopting SOP 98-1 on 1998's first quarter results was immaterial.

 2.	In December 1997, the company acquired the In-Flight Entertainment (IFE)
business of Hughes-Avicom International, Inc., a leading supplier of airborne interactive IFE systems. The acquisition has been accounted for as a purchase as of December 31, 1997, and the company has recorded a charge of $103 million ($63 million after-tax) for purchased research and development. The remaining assets acquired and liabilities assumed have been recorded at estimated fair values determined by the company's management based on information currently available. The results of the IFE business have been included in the consolidated statement of income since its date of acquisition.

                      ROCKWELL INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 3.	Discontinued operations includes the Automotive business and the
Aerospace and Defense businesses (A&D Business). On September 30, 1997, the company completed the spin-off of its Automotive business into a separate company by distributing all of the issued and outstanding shares of Meritor Automotive, Inc. (Meritor) to the company's shareowners (the Spin-off). On December 6, 1996, the company completed the merger of its former A&D Business with a subsidiary of The Boeing Company (the Reorganization).

	The following table summarizes the results of discontinued operations for the three- and six-month periods ended March 31, 1997 (in millions):

                                     Three Months Ended     Six Months Ended
                                       March 31, 1997        March 31, 1997

     Revenues:
       Automotive..................        $  827                 $1,594
       A&D Business................             -                    535
         Total.....................        $  827                 $2,129

     Income before income taxes:
       Automotive..................        $   56                 $  100
       A&D Business................             -                      -
         Total.....................        $   56                 $  100

     Net income:
       Automotive..................        $   34                 $   59
       A&D Business................             -                      -
         Total.....................        $   34                 $   59

	The earnings of the A&D Business for the first two months of 1997 were entirely offset by expenses relating to the Reorganization.

 4.	Inventories are summarized as follows (in millions):

                                                     March 31    September 30
                                                       1998          1997

     Finished goods.............................      $   471       $   414
     Work in process............................          774           702
     Raw materials, parts, and supplies.........          451           404
       Total....................................        1,696         1,520
     Adjustment to the carrying value of
       certain inventories to a LIFO basis......            3             6

       Inventories..............................      $ 1,699       $ 1,526

                      ROCKWELL INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 5.	Intangible assets, net of accumulated amortization, are summarized as follows (in millions):

                                                    March 31     September 30
                                                      1998           1997

     Goodwill..................................     $ 1,224        $ 1,249
     Trademarks, patents, product technology,
       and other intangibles...................         581            540

       Intangible assets.......................     $ 1,805        $ 1,789

 6.	Short-term debt consisted of the following (in millions):

                                                    March 31     September 30
                                                      1998           1997

      Short-term foreign bank borrowings.......     $    83        $    64
      Current portion of long-term debt........           1              2

       Short-term debt.........................     $    84        $    66

	At March 31, 1998, the company had $1.5 billion of unsecured credit facilities with various banks which are used primarily to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities.

	Short-term credit facilities available to foreign subsidiaries amounted to $315 million at March 31, 1998 and consisted of arrangements for which there are no significant commitment fees.

 7.	Other current liabilities are summarized as follows (in millions):

                                                    March 31     September 30
                                                      1998           1997

     Contract reserves and advance payments.....    $   148        $   146
     Accrued product warranties.................        122            113
     Accrued taxes other than income taxes......         52             46
     Other......................................        208            227

       Other current liabilities................    $   530        $   532

                      ROCKWELL INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


 8.	Long-term debt consisted of the following (in millions):


                                                    March 31     September 30
                                                      1998           1997

     6.8% notes, payable in 2003...............     $   150        $   150
     6.15% notes, payable in 2008..............         350              -
     6.70% debentures, payable in 2028.........         250              -
     5.20% debentures, payable in 2098.........         200              -
     Other obligations.........................          18             20
     Less unamortized discount.................         (60)           (12)
       Total...................................         908            158
     Less current portion......................           1              2

       Long-term debt..........................     $   907        $   156

	In January 1998, the company issued $800 million of aggregate principal amount of long-term notes and debentures in a public offering consisting of the 6.15% 10-year notes issued at par, the 6.70% 30-year debentures issued at par, and the 5.20% 100-year debentures issued at a discount.
This debt offering yielded approximately $750 million of proceeds.

 9.	Accrued retirement benefits consisted of the following (in millions):

                                                    March 31     September 30
                                                      1998           1997

     Accrued retirement medical costs...........     $  680         $  684
     Accrued pension costs......................        149            166
       Total....................................        829            850
     Amount classified as current liability.....         54             55
       Accrued retirement benefits..............     $  775         $  795

                      ROCKWELL INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


10.	Claims have been asserted against the company for utilizing the intellectual property rights of others in certain of the company's products. The resolution of these matters may result in the negotiation of a license agreement, a settlement or the resolution of such claims through arbitration or litigation. The company accrues the estimated cost of the ultimate resolution of these matters. Management believes that the resolution of these matters will not have a material adverse effect on the company's consolidated financial statements.

	Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, and employment matters. Pursuant to the Reorganization, Rockwell has agreed to indemnify The Boeing Company for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the Reorganization.
In connection with the Spin-off, Meritor has agreed to indemnify the company for substantially all contingent liabilities related to the Automotive business. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the company's consolidated financial statements.

                      ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The contributions to sales and earnings by business segment and the composition of sales of the company for the second quarter and the first six months of fiscal 1998 and 1997 are presented below (in millions).

                                     Three Months Ended     Six Months Ended
                                           March 31             March 31
                                       1998       1997       1998      1997
   Sales
     Automation                      $ 1,130    $ 1,114    $ 2,269   $ 2,175
     Avionics & Communications           496        416        922       790
     Semiconductor Systems               315        369        729       787

   Total sales                       $ 1,941    $ 1,899    $ 3,920   $ 3,752

   Operating earnings (loss)
     Automation                      $   147    $   149    $   291   $   280
     Avionics & Communications            77         57        151       116
     Semiconductor Systems               (27)        71         16       152
     Purchased research and
       development                         -          -       (103)        -
   Operating earnings                    197        277        355       548
   General corporate - net               (21)       (22)       (36)      (43)
   Interest expense                      (13)        (6)       (17)      (10)
   Provision for income taxes            (54)       (94)      (104)     (186)

   INCOME FROM CONTINUING OPERATIONS     109        155        198       309

   Income from discontinued
     operations                            -         34          -        59

   NET INCOME                        $   109    $   189    $   198   $   368


  Composition of sales

    U.S. Commercial                  $ 1,135    $ 1,063    $ 2,260   $ 2,122
    International                        661        687      1,378     1,365
    U.S. Government                      145        149        282       265

    Total                            $ 1,941    $ 1,899    $ 3,920   $ 3,752


Purchased research and development relates to the acquisition of an Avionics & Communications business.

                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (Continued)

1998 Second Quarter Compared to 1997 Second Quarter

Sales for the second quarter of 1998 were about the same as 1997's second quarter sales. Avionics & Communications' sales were higher due to strong commercial air transport, business and regional aircraft markets. Semiconductor Systems' sales were lower due to severe pricing pressure for both the older V.34 and the new interoperable V.90 PC modem products. Automation's sales were about the same as a year ago.

Income from continuing operations for the 1998 second quarter was $109 million, or 53 cents per share, compared to income from continuing operations of $155 million, or 71 cents per share, for the second quarter of 1997. Earnings per share continues to be favorably impacted by the company's common stock repurchase program.

Automation's 1998 second quarter operating earnings of $147 million were about the same as 1997's second quarter earnings of $149 million, with a 30 percent sales increase in Latin America, offset by sales declines in Asian markets. Automation's second quarter operating earnings as a percent of sales were 13.0 percent, compared to 12.6 percent in the first quarter of 1998 and 13.4 percent for the same period a year ago.

Avionics & Communications achieved a 35 percent increase in operating earnings to $77 million from $57 million in 1997's second quarter, primarily due to strong commercial air transport, business and regional aircraft markets in North America. Avionics & Communications' second quarter operating earnings as a percent of sales were 15.5 percent compared to 13.7 percent in the second quarter of 1997.

Semiconductor Systems recorded an operating loss of $27 million in the second quarter of 1998 compared to operating earnings of $71 million in 1997's second quarter. Operating results in the second quarter were adversely impacted by severe pricing pressure on modem products, continued major research and development investments in non-modem product lines and a $10 million restructuring charge.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

Overall, sales for the first six months of 1998 increased four percent over the same 1997 period as higher sales at Avionics & Communications and Automation more than offset the decline of Semiconductor Systems' sales. Avionics & Communications continues to capitalize on strong commercial air transport markets. Automation recorded a four percent increase in sales, principally in North and South America offset by sales declines in Asian markets. Semiconductor Systems' sales were lower due to severe pricing pressure for both the older V.34 and the new interoperable V.90 PC modem products.

                      ROCKWELL INTERNATIONAL CORPORATION


RESULTS OF OPERATIONS (CONTINUED)

For the first six months of 1998, income from continuing operations, before a special charge of $103 million ($63 million after-tax or 30 cents per share)which related to the company's acquisition of the IFE business, was $261 million, or $1.26 per share, compared to income from continuing operations of $309 million, or $1.40 per share, for the first six months of 1997. Earnings per share continues to be favorably impacted by the company's common stock repurchase program.

Net income for the first six months of 1998, including the acquisition-related special charge of $63 million, was $198 million, or 96 cents per share. Net income for the first six months of 1997, including discontinued operations, totaled $368 million, or $1.66 per share.

Automation's operating earnings for the first six months of 1998 increased four percent over the same period a year ago principally due to higher sales in North and South America.

Avionics & Communications' operating earnings, before the acquisition-related special charge, for the first six months of 1998 increased 30 percent over last year as a result of strong commercial air transport, business and regional aircraft markets. Including the special charge, Avionics & Communications' operating earnings for the first six months of 1998 were $48 million.

Semiconductor Systems' operating earnings decreased 89 percent for the first six months of 1998 compared to the first six months of 1997 due to severe pricing pressure on PC modem products, continuing major research and development investments in new non-modem product lines and a $10 million restructuring charge.

The full year 1998 tax rate is expected to be approximately 35.5 percent, one percentage point less than the 1997 rate of 36.5 percent, as the company continues to benefit from ongoing tax planning initiatives.

Looking ahead to the second half of 1998, management expects continued excellent performance from Avionics & Communications. Automation should achieve higher sales and earnings in 1998 despite the depressed business activity in Asia, particularly South Korea, which is now adversely impacting markets in that region. Management anticipates that Semiconductor Systems will return to profitability in the second half, with increased unit volumes across all product platforms more than offsetting continued pricing pressures in modem products.

For the full 1998 fiscal year, management expects earnings per share to be at about the same level as last year's $2.89 per share; although this level of performance will require improved Automation markets, and improved volume and a moderation of price declines in Semiconductor Systems' core modem products.

                      ROCKWELL INTERNATIONAL CORPORATION

FINANCIAL CONDITION

The major uses of cash for the first six months of 1998 were the acquisition of the IFE business, the common stock repurchase program, property additions, and cash dividends paid to shareowners.

During the first six months of 1998, the company completed the $1 billion common stock repurchase program announced in December 1996 and substantially completed the $500 million program announced in September 1997. The company has repurchased a total of 24.4 million shares of its common stock for approximately $1.45 billion through March 31, 1998 under these programs. During the second quarter and first six months of 1998, the company repurchased 6.3 million and 11 million shares of its common stock, respectively, for $356 million and $595 million, respectively. In February 1998, the company's Board of Directors approved an additional $500 million common stock repurchase program. Future common stock repurchases are expected to be funded by cash generated by operating activities and commercial paper borrowings.

In January 1998, the company issued $800 million of aggregate principal amount of long-term notes and debentures in a public offering. The proceeds of this debt offering of approximately $750 million were used to repay approximately $380 million of outstanding short-term commercial paper borrowings, with the balance to be used for general corporate purposes, including the company's ongoing common stock repurchase program.

In the first six months of 1998, the company's dividend payments to shareowners totaled $103 million or $0.51 per share, compared to $126 million, or $0.58 per share, in the first six months of fiscal 1997. The lower 1998 dividends reflect the apportionment of the company's total 1997 dividend between Rockwell and Meritor. Upon the spin-off of Meritor at September 30, 1997, the annual $1.16 per share dividend was apportioned at $1.02 for Rockwell and $0.14 for Meritor.

A major source of cash for the first six months of 1997 was from the sale of the Graphic Systems business for approximately $600 million, consisting of $553 million in cash and $47 million in preferred stock.

Information with respect to the effect on the company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Management believes that at March 31, 1998, there has been no material change to this information.

ROCKWELL INTERNATIONAL CORPORATION



Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The company's financial instruments include cash, equity securities, short- and long-term debt, and foreign currency forward exchange contracts. At March 31, 1998, the carrying values of the company's financial instruments approximated their fair values based on current market prices and rates.

It is the policy of the company not to enter into derivative financial instruments for speculative purposes. The company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the company's outstanding foreign currency forward exchange contracts aggregated $363 million at March 31, 1998 and $239 million at September 30, 1997. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transactions subject to the hedge.
Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions.

Based on the company's overall currency rate exposure at March 31, 1998, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the company.

                      ROCKWELL INTERNATIONAL CORPORATION

PART II.	OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

		On January 9, 1998, the company issued 154, 205, 35, and 205 shares of restricted stock, respectively, to the following directors of the company:  George L. Argyros, Richard M. Bressler, William H. Gray,
III, and John D. Nichols.  These shares were issued pursuant to deferral elections made in accordance with the Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash.  On February 4, 1998, the company issued 400 shares pursuant to the Directors Stock Plan to each of the non-employee directors of the company whose term continued after the annual meeting held on that date (George L. Argyros, Richard M. Bressler, Judith L. Estrin,
William H. Gray, III, J. Clayburn LaForce, Jr., William T. McCormick,
Jr., John D. Nichols, Bruce M. Rockwell, Joseph F. Toot, Jr. and
William S. Sneath) as annual grants pursuant to the Directors Stock
Plan.  The issuance of all these shares was exempt from the
registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The regular annual meeting of shareowners of the company was held on February 4, 1998.

		(c)	At the annual meeting, the shareowners:

			(i)	voted to elect four directors of the company.  Each nominee
for director was elected by a vote of the shareowners as
follows:

													                 		Affirmative			   Votes
															                    Votes   			  Withheld
						George L. Argyros			     	169,880,589			  2,964,619
						Don H. Davis, Jr.			     	170,014,500			  2,830,708
						William H. Gray, III		   	169,797,459			  3,047,749
						William T. McCormick, Jr.	170,054,092			  2,791,116

			(ii)	voted upon a proposal to approve the selection by the Board
of Directors of the firm of Deloitte & Touche LLP as
auditors of the company.  The proposal was approved by a
vote of the shareowners as follows:

							Affirmative votes			170,956,825
							Negative votes				    	 800,009
							Abstentions					      1,088,374

Item 5.	Other Information

		Government Contracts

		For information on the company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in Item 1, Business, on page 3 of the company's Annual Report on Form
10-K for fiscal year ended September 30, 1997, which is incorporated herein by reference.

                      ROCKWELL INTERNATIONAL CORPORATION


PART II.	OTHER INFORMATION (Continued)

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

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits:

			Exhibit 3-b-1	-	Copy of resolution of the Board of Directors
                   of the company, adopted March 27, 1998, amending the
                   By-Laws of the company effective March 27, 1998.

			Exhibit 3-b-2	-	By-Laws of the Company as in effect on the date hereof.

			Exhibit 11   	-	Computation of Earnings Per Share

			Exhibit 12	   -	Computation of Ratio of Earnings to Fixed Charges for the Six
                   Months Ended March 31, 1998.

			Exhibit 27   	-	Financial Data Schedule

		(b)	Reports on Form 8-K:

      The company filed a Current Report on Form 8-K dated January 20, 1998 in respect of the company's press release reporting earnings for the three months ended December 31, 1997 (Items 5 and 7(c)). The company filed a Current Report on Form 8-K dated January 26, 1998 relating to the issuance of $800 million in aggregate principal amount of long-term notes and debentures (Items 5 and 7(c)).

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date           May 13, 1998                 By  W. E. Sanders
                                                W. E. Sanders
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date           May 13, 1998                 By  W. J. Calise, Jr.
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary

ROCKWELL INTERNATIONAL CORPORATION
INDEX OF EXHIBITS TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

		                                                                Page

Exhibit 3-b-1	-	Copy of resolution of the Board of Directors
            				of the company, adopted March 27, 1998,
				            amending the By-Laws of the company effective
				            March 27, 1998.

Exhibit 3-b-2	-	By-Laws of the company as in effect on the
            				date hereof.

Exhibit 11   	-	Computation of Earnings Per Share for the
				            Three Months Ended March 31, 1998.

Exhibit 12   	-	Computation of Ratio of Earnings to
			            	Fixed Charges for the Three Months Ended March 31, 1998.

Exhibit 27   	-	Financial Data Schedule