Form 10-Q
period 1998-06-30
ROCKWELL INTERNATIONAL CORP
filed 1998-08-14
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        June 30, 1998



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

                        Yes      X      No

191,193,099 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 1998.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX

                                                                        Page
                                                                         No.

PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet--
                    June 30, 1998 and September 30, 1997...........       2

                    Consolidated Statement of Operations--
                    Three Months and Nine Months Ended
                    June 30, 1998 and 1997.........................       3

                    Consolidated Statement of Cash Flows--
                    Nine Months Ended June 30, 1998 and 1997.......       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      11

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      16




PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      17

          Item 2.   Changes in Securities and Use of Proceeds......      17

          Item 5.   Other Information..............................      17

          Item 6.   Exhibits and Reports on Form 8-K...............      18

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)
                                  (Unaudited)

                                                   June 30     September 30
                                                     1998           1997
                                  ASSETS
Current assets:
   Cash...........................................  $   164       $   273
   Receivables (less allowance for doubtful
     accounts:  June 30, 1998, $55;
     September 30, 1997, $52).....................    1,074         1,096
   Inventories....................................    1,358         1,276
   Deferred income taxes..........................      251           188
   Other current assets...........................      266           291
        Net assets of Semiconductor Systems.......    1,280         1,106

           Total current assets...................    4,393         4,230

Net property......................................    1,425         1,430
Intangible assets.................................    1,368         1,696
Other assets......................................      267           221

                         TOTAL....................  $ 7,453       $ 7,577

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................  $   180       $    42
   Accounts payable...............................      686           652
   Accrued compensation and benefits..............      476           387
   Accrued income taxes...........................       62            97
   Other current liabilities......................      678           419

           Total current liabilities..............    2,082         1,597

Long-term debt....................................      908           156
Accrued retirement benefits.......................      750           763
Other liabilities.................................      244           250

                    Total liabilities.............    3,984         2,766

Shareowners' equity:
   Common Stock (shares issued: 216.4)............      216           216
   Additional paid-in capital.....................      921           901
   Retained earnings..............................    3,839         4,409
   Currency translation...........................     (136)         (103)
   Common Stock in treasury, at cost (shares held:
     June 30, 1998, 23.7;
     September 30, 1997, 9.6).....................   (1,371)         (612)

                    Total shareowners' equity.....    3,469         4,811

                         TOTAL....................  $ 7,453       $ 7,577

                 See Notes to Consolidated Financial Statements.

                        ROCKWELL INTERNATIONAL CORPORATION
                       CONSOLIDATED STATEMENT OF OPERATIONS
                      (In millions, except per share amounts)
                                    (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                         June 30               June 30
                                     1998       1997       1998       1997
Revenues:
  Sales..........................  $ 1,664    $ 1,613    $ 4,940    $ 4,652
  Other income, net..............       28         40         68         68

    Total revenues...............    1,692      1,653      5,008      4,720

Costs and expenses:
  Cost of sales..................    1,657      1,124      3,943      3,236
  Selling, general, and
    administrative...............      472        313      1,094        915
  Purchased research and
    development..................        -          -        103          -
  Interest.......................       18         10         35         20

    Total costs and expenses.....    2,147      1,447      5,175      4,171

(Loss)/income from continuing
  operations before income taxes.     (455)       206       (167)       549

Income tax benefit/(provision)...       35        (86)       (71)      (229)

(LOSS)/INCOME FROM CONTINUING
  OPERATIONS BEFORE ACCOUNTING
  CHANGE.........................     (420)       120       (238)       320

(Loss)/income from discontinued
  operations, net of tax.........      (62)        47        (46)       215

Cumulative effect of accounting
  change, net of tax ............        -          -        (17)         -

NET (LOSS)/INCOME................  $  (482)   $   167    $  (301)   $   535

Basic (loss)/earnings per share:
  Continuing operations, before
    accounting change ...........  $ (2.15)   $  0.56    $ (1.19)   $  1.48
  Discontinued operations........    (0.32)      0.23      (0.23)      1.00
  Cumulative effect of accounting
    change.......................        -          -      (0.09)         -

  Net (loss)/income..............  $ (2.47)   $  0.79    $ (1.51)   $  2.48

Diluted (loss)/earnings per share:
  Continuing operations, before
    accounting change ...........  $ (2.15)   $  0.56    $ (1.19)   $  1.46
  Discontinued operations........    (0.32)      0.22      (0.23)      0.98
  Cumulative effect of accounting
    change ......................        -          -      (0.09)         -

  Net (loss)/income..............  $ (2.47)   $  0.78    $ (1.51)   $  2.44

Cash dividends per share
  (see Note 1)...................  $  0.51    $  0.29    $  1.02    $  0.87

Average outstanding shares:
   Basic.........................    195.4      212.3      200.2      215.7
   Diluted.......................    195.4      215.4      200.2      219.1


                  See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)
                                 (Unaudited)

                                                         Nine Months Ended
                                                              June 30
                                                         1998         1997

CONTINUING OPERATIONS:
Operating Activities:

(Loss)/income from continuing operations.............  $  (238)     $  320
Adjustments to (loss)/income from continuing
  operations to arrive at cash provided by
  operating activities:
    Depreciation.....................................      175         152
    Amortization of intangible assets................       62          56
    Deferred income taxes............................      (78)        (15)
    Pension expense, net of contributions............       30         (35)
    Special charges (see Note 3).....................      597           -
    Purchased research and development...............      103           -
    Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables..................................       18         (39)
        Inventories..................................      (94)       (131)
        Accounts payable.............................       38          43
        Accrued income taxes.........................     (111)        (23)
        Other assets and liabilities.................      (30)          7
           Cash Provided by Operating Activities.....      472         335

Investing Activities:

Property additions...................................     (238)       (200)
Acquisition of businesses, net of cash acquired......     (158)         (8)
Proceeds from disposition of property and businesses.       99         577
           Cash (Used for)/Provided by
             Investing Activities....................     (297)        369

Financing Activities:

Increase in short-term borrowings....................      146          39
Increase in long-term debt...........................      750           -
Payments of long-term debt...........................        -         (15)
Net increase in debt.................................      896          24
Purchase of treasury stock...........................     (877)       (629)
Cash dividends.......................................     (153)       (188)
Reissuance of common stock...........................       70          49
           Cash Used for Financing Activities........      (64)       (744)

CASH PROVIDED BY/(USED FOR) CONTINUING OPERATIONS....      111         (40)

Cash Used for Discontinued Operations................     (220)       (227)

DECREASE IN CASH.....................................     (109)       (267)
CASH AT BEGINNING OF PERIOD..........................      273         634
CASH AT END OF PERIOD................................  $   164     $   367

See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual
Report on Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three- and nine-month periods ended June
30, 1998 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

        It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

        The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the first quarter of fiscal 1998. The adoption of this standard had no effect on the Company's financial statements.
The Company's operations for the three- and nine-month periods ended
June 30, 1998 resulted in losses from continuing operations. Dilutive potential common shares are antidilutive for loss periods and, accordingly, are excluded from the calculation of diluted earnings per share. Therefore, for all periods with a loss from continuing operations, dilutive per share amounts equal basic per share amounts.

        During the second quarter of fiscal 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position No.
98-1, "Accounting for the Costs of Computer Software Developed or
Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. During the three- and nine-month periods ended June 30, 1998, the Company's continuing businesses capitalized $14 million and $25 million, respectively, of such costs that would have been charged to expense under its previous accounting policy.

        Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts to expense these costs as incurred. Under the previous accounting method, these costs were included in inventory. The amount of general and administrative costs included in inventory as of October 1, 1997, was $27 million ($17 million after-tax or $0.09 per share) and is presented as the cumulative effect of an accounting change in the consolidated statement of operations for the nine-month period ended
June 30, 1998. The effect of the accounting change on income from continuing operations on each of the first three quarters of fiscal 1998 is not material and, accordingly, prior amounts have not been restated.
In addition, the effect of the accounting change on income from continuing operations in fiscal 1997 would not have been material.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal year 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the change in fair value of the hedged assets, liabilities, or firm commitments. The Company believes the impact of adopting this standard will not be material to results from continuing operations or equity.

        During the 1998 third quarter, the Company declared a dividend of $0.255 per share payable June 8, 1998 to shareowners of record on May 18, 1998 and also declared its fourth quarter dividend of $0.255 per share payable September 8, 1998 to shareowners of record on August 17, 1998.

                        ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 2. Discontinued operations include the Semiconductor Systems business (Semiconductor Systems), the Automotive business (Automotive), and the Aerospace and Defense businesses (A&D Business).

On June 29, 1998, the Company announced its intention to spin-off Semiconductor Systems into a separately traded, publicly held company. The spin-off is subject to several conditions including receipt of a ruling by the U.S. Internal Revenue Service that the transaction will qualify as a tax-free distribution. The shares of the new Semiconductor Systems company will be distributed to Rockwell shareowners on a pro rata basis. The transaction is expected to be completed on December 31, 1998.

On September 30, 1997, the Company completed the spin-off of Automotive into a separately traded, publicly held company by distributing all of the issued and outstanding shares of Meritor Automotive, Inc. (Meritor) to the Company's shareowners (the Automotive Spin-off). In December 1996, the Company completed the merger of its A&D Business with a subsidiary of The Boeing Company (the Reorganization).

The following table summarizes the results of discontinued operations for the three- and nine-month periods ended June 30, 1998 and 1997 (in millions):

                                  Three Months Ended    Nine Months Ended
                                         June 30              June 30
                                    1998        1997      1998       1997

     Revenues:
       Semiconductor Systems...   $  274      $  317    $  926     $1,040
       Automotive..............        -         897         -      2,491
       A&D Business............        -           -         -        535
         Total.................   $  274      $1,214    $  926     $4,066

     (Loss)/income before
       income taxes:
       Semiconductor Systems...   $ (114)(a)  $    5(b) $ (100)(a) $  157 (b)
       Automotive..............        -          60         -        160
       A&D Business............        -           -         -          - (c)
           Total...............   $ (114)     $   65    $ (100)    $  317

     Net (loss)/income:
       Semiconductor Systems...   $  (62)(a)  $   11(b) $  (46)(a) $  120 (b)
       Automotive..............        -          36         -         95
       A&D Business............        -           -         -          - (c)
         Total.................   $  (62)     $   47    $  (46)    $  215

(a) Results for the three- and nine-month periods ended June 30, 1998 include a $36 million charge ($13 million after tax) for losses expected to be incurred from July 1, 1998 through December 31, 1998 and a $20 million charge ($17 million after tax) for anticipated expenses related to effecting the spin-off.

(b) Results for the three- and nine-month periods ended June 30, 1997 include a $30 million charge ($19 million after tax) for the write-off of purchased research and development in connection with the acquisition of the Hi-Media broadband communication chipset business of Comstream Corporation.

(c) The earnings for the first two months of fiscal 1997 were entirely offset by expenses related to the Reorganization.

Management is evaluating restructuring actions at Semiconductor Systems and expects to record charges when the actions are finalized and approved in the fourth quarter of fiscal 1998.

                       ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. In the third quarter, the Company recorded special charges of $597 million ($508 million after tax, or $2.60 per share). The special charges include goodwill and other asset impairments of $400 million, severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,200 employees of $131 million and costs related to facility closures and consolidations and exiting non-strategic businesses and product lines of $66 million. These actions are expected to be substantially completed by the end of 1999. Total cash expenditures are expected to approximate $193 million, with $135 million to be spent by the end of 1999.

Revenues of non-strategic businesses and product lines which are being exited were $35 million and $153 million, respectively, for the three- and nine-months ended June 30, 1998. The net operating loss related to such businesses and product lines is not material.

The effect of the special charges on the consolidated balance sheet at June 30, 1998 is as follows (in millions):

          Inventories.............................    $  24
          Net property............................       27
          Intangible assets.......................      337
          Other assets............................        9
          Accrued compensation and benefits.......       99
          Other current liabilities...............       43
          Other liabilities.......................       58

             TOTAL................................    $ 597

The special charges are reflected in the consolidated statement of operations for the three- and nine-month periods ended June 30, 1998 as follows (in millions):

          Cost of sales...........................    $ 455
          Selling, general, and administrative....      142

             TOTAL................................    $ 597

During the third quarter, management determined that the long-lived assets of Automation's industrial motors business (Motors), were impaired, as a result of recent and forecasted operating losses. The related impairment charge of $266 million represents the excess of the carrying value of the long-lived assets (including goodwill) of Motors over their estimated fair value as determined by management, with the assistance of outside experts, utilizing accepted valuation techniques. The Company also recorded impairment charges of $53 million related to the long-lived assets of businesses which were sold during the quarter or are held for disposition.

                       ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 4. In December 1997, the Company acquired the In-Flight Entertainment business of Hughes-Avicom International, Inc. (Passenger Systems). The acquisition has been accounted for as a purchase as of December 31, 1997, and the Company has recorded a charge of $103 million ($63 million after-tax) for purchased research and development. The remaining assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available. The results of Passenger Systems have been included in the consolidated statement of operations since the date of acquisition.

 5.     Inventories, net of reserves, are summarized as follows (in millions):

                                                      June 30   September 30
                                                       1998         1997

     Finished goods.............................      $   302     $   369
     Work in process............................          603         513
     Raw materials, parts, and supplies.........          450         388
       Total....................................        1,355       1,270
     Adjustment to the carrying value of
       certain inventories to a LIFO basis......            3           6

       Inventories..............................      $ 1,358     $ 1,276


6. Intangible assets, net of accumulated amortization, are summarized as follows (in millions):

                                                      June 30   September 30
                                                       1998         1997

     Goodwill..................................      $   870      $ 1,215
     Trademarks, patents, product technology,
       and other intangibles...................          498          481

       Intangible assets.......................      $ 1,368      $ 1,696

7.      Short-term debt consisted of the following (in millions):

                                                      June 30   September 30
                                                       1998         1997


     Short-term foreign bank borrowings........      $    59      $    40
     Commercial paper..........................          120            -
     Current portion of long-term debt.........            1            2

       Short-term debt.........................      $   180      $    42

        At June 30, 1998, the Company had $1.5 billion of unsecured credit facilities with various banks which are used primarily to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities.

        Short-term credit facilities available to foreign subsidiaries amounted to $315 million at June 30, 1998 and consisted of arrangements for which there are no significant commitment fees.

                         ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 8.     Other current liabilities are summarized as follows (in millions):

                                                      June 30   September 30
                                                       1998         1997


     Contract reserves and advance payments.....     $   203      $   122
     Accrued product warranties.................         124          113
     Accrued taxes other than income taxes......          44           36
     Dividend payable...........................          49            -
     Other......................................         258          148

       Other current liabilities................     $   678      $   419


 9.     Long-term debt consisted of the following (in millions):

                                                     June 30    September 30
                                                      1998          1997

     6.8% notes, payable in 2003...............     $   150       $   150
     6.15% notes, payable in 2008..............         350             -
     6.70% debentures, payable in 2028.........         250             -
     5.20% debentures, payable in 2098.........         200             -
     Other obligations.........................          19            20
     Less unamortized discount.................         (60)          (12)
       Total...................................         909           158
     Less current portion......................           1             2

       Long-term debt..........................     $   908       $   156

        In January 1998, the Company issued $800 million aggregate principal amount of long-term notes and debentures in a public offering consisting of the 6.15% 10-year notes issued at par, the 6.70% 30-year debentures issued at par, and the 5.20% 100-year debentures issued at a discount.
The debt offering yielded approximately $750 million of proceeds.

10.     Accrued retirement benefits consisted of the following (in millions):

                                                     June 30    September 30
                                                      1998          1997

     Accrued retirement medical costs...........     $  652        $  656
     Accrued pension costs......................        152           162
       Total....................................        804           818
     Amount classified as current liability.....         54            55

       Accrued retirement benefits..............     $  750        $  763

                       ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

11. Claims have been asserted against the Company for utilizing the intellectual property rights of others in certain of the Company's products. The resolution of these matters may result in the negotiation of a license agreement, a settlement or the resolution of such claims through arbitration or litigation. The Company accrues the estimated cost of the ultimate resolution of these matters. See Note 12 for additional legal proceedings discussion.

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, safety and health, environmental, and employment matters. Pursuant to the Reorganization, Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of the A&D business for periods prior to the Reorganization. In connection with the Automotive Spin-off, Meritor has indemnified the Company for substantially all contingent liabilities related to Automotive.
Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial statements.


12. Subsequent Event


        In September 1995, Celeritas Technologies, Ltd. filed suit against the Company for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems. In July 1997, the court entered a judgment awarding damages of $57 million. On July 20, 1998, the U.S. Court of Appeals for the
Federal Circuit affirmed the trial court's judgment based on breach of contract. The Company continues to believe the judgment is in error and has filed various petitions with the court. At June 30, 1998, the Company had accrued approximately $30 million for the ultimate resolution of this matter. See Part II, Item 1, Legal Proceedings, for further discussion.

                      ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The contributions to sales and results of operations by business segment of the Company for the third quarter and the first nine months of fiscal 1998 and 1997 are presented below (in millions).

                                    Three Months Ended     Nine Months Ended
                                          June 30               June 30
                                      1998       1997       1998      1997

   Sales
     Automation.................... $ 1,118    $ 1,143    $ 3,387   $ 3,318
     Avionics & Communications.....     546        470      1,553     1,334

   Total sales..................... $ 1,664    $ 1,613    $ 4,940   $ 4,652

   Operating (loss)/earnings
     Automation.................... $   144    $   159    $   435   $   439
     Avionics & Communications.....      42         70        195       186
     Special charges...............    (597)         -       (597)        -
     Purchased research and
       development.................       -          -       (103)        -
   Operating (loss)/earnings.......    (411)       229        (70)      625
   General corporate - net.........     (26)       (13)       (62)      (56)
   Interest expense................     (18)       (10)       (35)      (20)
   Benefit/(provision) for
     income taxes..................      35        (86)       (71)     (229)

   (LOSS)/INCOME FROM CONTINUING
     OPERATIONS BEFORE ACCOUNTING
     CHANGE........................    (420)       120       (238)      320

   (Loss)/income from discontinued
     operations, net of tax........     (62)        47        (46)      215

   Cumulative effect of accounting
     change, net of tax............       -          -        (17)        -

   NET (LOSS)/INCOME............... $  (482)   $   167    $  (301)  $   535



The special charges relate to the business segments as follows (in millions):
Automation, $488; Avionics & Communications, $99; Corporate, $10. Purchased research and development relates to the acquisition of an Avionics & Communications business.

Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts. This change relates to the Avionics & Communications business segment.



1998 Third Quarter Compared to 1997 Third Quarter

Sales for the third quarter of fiscal 1998 were three percent higher than fiscal 1997's third quarter sales. Avionics & Communications' sales were 16 percent higher due to strong commercial air transport markets and the inclusion of Passenger Systems, which was acquired in December 1997. Automation's sales were about the same as a year ago.

Income from continuing operations, before special charges, totaled $88 million, or 45 cents per share, compared to third quarter 1997 income from continuing operations of $120 million, or 56 cents per share.

                      ROCKWELL INTERNATIONAL CORPORATION

Third quarter results for 1998 include special charges of $597 million ($508 million after tax), or $2.60 per share, for costs associated with a worldwide workforce reduction, facility closures and consolidations, exiting non-strategic businesses and product lines, and write-offs of goodwill and other assets. Including special charges, the loss from continuing operations for the third quarter was $420 million, or $2.15 per share.

Automation's third quarter earnings, before special charges, of $144 million were about nine percent below 1997's third quarter earnings of $159 million due to softness in certain Automation markets, performance issues at industrial motors and reserves for sales discounts. Automation's third quarter 1998 results also include a reserve adjustment of approximately $16 million related to favorable resolution of certain environmental issues with Exxon Corporation. Automation's third quarter earnings as a percent of sales were 12.9 percent, compared to 13.9 percent a year ago. Including special charges, Automation's third quarter operating loss was $344 million compared to operating earnings of $159 million in the third quarter of 1997.

Avionics & Communications, which now includes the Electronic Commerce business, had third quarter earnings, before special charges, of $42 million which were below 1997's third quarter of $70 million due to higher air transport earnings resulting from increased volume which were more than offset by a $35 million loss on a government contract. Avionics & Communications' third quarter earnings as a percent of sales, excluding the government contract loss, were 14.1 percent compared to 14.9 percent in the third quarter of fiscal 1997. Including special charges, Avionics & Communications' third quarter operating loss was $57 million compared to operating earnings of $70 million in the third quarter of 1997.

General corporate expenses for the third quarter of fiscal 1998 are about the same as a year ago, excluding a net gain of $10 million related to a property sale and an environmental issue in 1997's third quarter.

Discontinued Operations:

In the third quarter, the Company announced its intention to spin-off the Semiconductor Systems business to shareowners. This transaction is expected to be completed in December 1998. Semiconductor Systems recorded an after-tax loss of $62 million in the third quarter compared to after-tax earnings of $11 million in 1997's third quarter including an acquisition-related after-tax charge of $19 million. The third quarter 1998 loss is due to lower than planned modem unit volume, continuing pricing pressures on modem products, large research and development investments in non-modem products, and higher new product launch costs. A work stoppage at Semiconductor Systems' primary manufacturing facility in Newport Beach, California also contributed to the third quarter loss. Semiconductor Systems results for the third quarter also include a $13 million after-tax charge, or seven cents per share, for losses expected to be incurred from July 1, 1998 through December 31, 1998 and a $17 million after-tax charge, or nine cents per share, for anticipated expenses related to effecting the spin-off. Management is evaluating restructuring actions at the Company's discontinued Semiconductor Systems business and expects to record charges when these actions are finalized and approved in the fourth quarter of 1998. Net income for 1997's third quarter includes the earnings of the divested Automotive business.

The third quarter net loss, including discontinued operations, amounted to $482 million, or $2.47 per share, compared to net income of $167 million, or 78 cents per share, in 1997's third quarter.

                         ROCKWELL INTERNATIONAL CORPORATION


Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

Overall, sales for the first nine months of 1998 increased six percent over sales for the same 1997 period primarily due to higher sales at Avionics & Communications, which continues to capitalize on strong commercial air transport markets. Automation recorded a two percent increase in sales, principally in Europe, North America and South America, offset by sales declines in Asian markets.

Income from continuing operations, before special charges and the write-off of purchased research and development, totaled $333 million, or $1.66 per share, compared to 1997 income from continuing operations of $320 million, or $1.46 per share.

Results for the first nine months of 1998 include special charges of $597 million recorded in the third quarter and the $103 million ($63 million after tax) write-off of purchased research and development relating to the first quarter acquisition of the Passenger Systems business. Including charges relating to these special items, the loss from continuing operations for 1998 was $238 million, or $1.19 per share.

Automation's operating earnings, before special charges, for the first nine months of fiscal 1998 were slightly lower than the same period a year ago. Operating earnings from slightly higher sales volume and a $16 million reserve adjustment from the favorable resolution of certain environmental issues with Exxon Corporation were more than offset by performance issues at industrial motors and increased product selling costs. Including special charges, Automations' operating loss for the nine months ended June 30, 1998 was $53 million compared to operating earnings of $439 million in the comparable 1997 period.

Avionics & Communications' operating earnings, before special charges, for the first nine months of fiscal 1998 were slightly higher than the same period a year ago. Increased operating earnings resulting from higher sales volume in both the air transport and the business and regional systems markets were almost entirely offset by losses recognized on government contracts. Avionics & Communications' operating loss for the nine months ended June 30, 1998, including special charges and the write-off of purchased research and development, totaled $7 million compared to operating earnings of $186 million in the comparable 1997 period.

Discontinued Operations:

Semiconductor Systems recorded an after-tax loss of $46 million for 1998's first nine months compared to after-tax earnings of $120 million in 1997, which included an acquisition-related after-tax charge of $19 million. The 1998 loss is due to lower than planned modem unit volume, continuing pricing pressures on modem products, large research and development investments in non-modem products and higher new product launch costs. A work stoppage at Semiconductor Systems' primary manufacturing facility in Newport Beach, California also contributed to the loss. Semiconductor Systems results for 1998's first nine months also include a $13 million after-tax charge, or seven cents per share, for losses expected to be incurred from July 1, 1998 through December 31, 1998 and a $17 million after-tax charge, or nine cents per share, for anticipated expenses related to effecting the spin-off. Management is evaluating restructuring actions at the Company's discontinued Semiconductor Systems business and expects to record charges when these
actions are finalized and approved in the fourth quarter of 1998.   Net
income for the nine months ended June 30, 1997 includes the earnings of the divested Automotive business.

Including discontinued operations and the cumulative effect of the accounting change, the net loss for 1998's first nine months was $301 million, or $1.51 per share, compared to net income of $535 million, or $2.44 per share, for 1997.

                          ROCKWELL INTERNATIONAL CORPORATION

FINANCIAL CONDITION

The major uses of cash for the first nine months of fiscal 1998 were the common stock repurchase program, the acquisition of the Passenger Systems business, property additions, continued investment in Semiconductor Systems and cash dividends paid to shareowners.

During the first nine months of fiscal 1998, the Company completed the $1 billion common stock repurchase program announced in December 1996 and the $500 million program announced in September 1997. In February 1998, the Company's Board of Directors approved an additional $500 million common stock repurchase program. During the third quarter and first nine months of 1998, the Company repurchased 5.2 million and 16.2 million shares of its common stock, respectively, for $283 million and $877 million, respectively.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, cash payments made in connection with the Company's restructuring program, which are expected to approximate $193 million, and the continuing repurchase of common stock, although at a lower level than during the first nine months of fiscal 1998.

In January 1998, the Company issued $800 million of aggregate principal amount of long-term notes and debentures in a public offering. The proceeds of this debt offering of approximately $750 million were used to repay approximately $380 million of outstanding short-term commercial paper borrowings, with the balance used for general corporate purposes, including the Company's ongoing common stock repurchase program.

In the first nine months of fiscal 1998, the Company's dividend payments to shareowners totaled $153 million, or $0.765 per share, compared to $188 million, or $0.87 per share, in the first nine months of fiscal 1997. The annual $1.02 per share Rockwell dividend reflects the adjustment of the Company's total fiscal 1997 dividend of $1.16 per share to take into consideration Meritor's portion of the pre-spin-off annual dividend which was
set at $0.14 per share.   The dividend to be paid to shareowners in the
fourth quarter of 1998 was declared by the Company's Board of Directors on June 26, 1998 and accordingly, the dividend declared per share for the quarter and nine months includes this fourth quarter dividend.

A major source of cash for the first nine months of fiscal 1997 was from the sale of the Graphic Systems business for approximately $600 million, consisting of $553 million in cash and $47 million in preferred stock.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained under the caption Environmental Issues in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Other than the favorable settlement with Exxon Corporation described above, management believes that at June 30, 1998, there has been no material change to this information.

                         ROCKWELL INTERNATIONAL CORPORATION


YEAR 2000

The Company has developed plans to address issues related to the impact on its computer systems of the Year 2000. Financial and operational systems, as well as date-sensitive Rockwell products, have been assessed and plans have been developed and implementation is underway to address systems modification requirements. In addition, an assessment of the Company's key suppliers' Year 2000 readiness and their plans for becoming Year 2000 compliant is also underway.

The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to be substantially complete with this project by the middle of calendar 1999. The current estimate of total project cost is approximately $44 million, which includes the cost of purchasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Approximately two-thirds of the total cost relates to the use of internal resources (primarily salary costs), and about 40 percent of the total project cost has been spent through June 30, 1998, with the majority of the remaining amount to be spent within the next year.

ROCKWELL INTERNATIONAL CORPORATION


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company's financial instruments include cash, equity securities, short- and long-term debt, and foreign currency forward exchange contracts. At June 30, 1998, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company enters into foreign currency forward exchange contracts to protect itself from adverse currency rate fluctuations on foreign currency commitments entered into in the ordinary course of business. These commitments are generally for terms of less than one year. The foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the Company's outstanding foreign currency forward exchange contracts aggregated $411 million at June 30, 1998 and $239 million at September 30, 1997. The contracts outstanding at June 30, 1998 and September 30, 1997 included contracts relating to the Company's discontinued operations. The gains and losses relating to these foreign currency forward exchange contracts are deferred and included in the measurement of the foreign currency transactions subject to the hedge. Any gain or loss incurred on foreign currency forward exchange contracts is offset by the effects of currency movements on the respective underlying hedged transactions.

Based on the Company's overall currency rate exposure at June 30, 1998, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the Company.

                      ROCKWELL INTERNATIONAL CORPORATION

PART II.        OTHER INFORMATION


Item 1.  Legal Proceedings

                On September 27, 1995, Celeritas Technologies, Ltd. filed suit against the Company in the U.S. District Court, Central District of California, for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems in 1995 and 1996. The court entered judgment against the Company in January 1997 and, in ruling on post-trial motions in July 1997, entered a revised judgment awarding damages of $57 million. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit reversed the holding of the trial court based on patent infringement and found Celeritas' patent invalid but affirmed the trial court holding based on breach of contract. The
Company continues to believe the judgment is in error and has filed a petition for rehearing (and rehearing en banc), requesting the Court of Appeals to review its determination of California contract law, and a motion to certify the contract issue to the California
Supreme Court. See Note 12 of notes to consolidated financial statements.

Item 2.  Changes in Securities and Use of Proceeds


                On April 1, 1998, the Company issued 175, 208, 33 and 193 shares of restricted stock, respectively, to the following directors of the
Company:  George L. Argyros, Richard M. Bressler, William H. Gray,
III and John D. Nichols. These shares were issued pursuant to deferral elections made in accordance with the Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash. On June 26, 1998, the Company issued 300 shares to Donald R.
Beall as a pro-rated annual grant pursuant to the Directors Stock
Plan. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4 (2) thereof.


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

                      ROCKWELL INTERNATIONAL CORPORATION


PART II.        OTHER INFORMATION (Continued)

                Cautionary Statement

                This Quarterly Report on Form 10-Q contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to timely completion of the Semiconductor Systems spin-off; the ultimate resolution of lawsuits, claims and proceedings that have been or may be asserted against the Company; the implementation of restructuring actions in accordance with management's plans; changes in political and economic conditions, including but not limited to rapidly changing conditions in the Asia-Pacific region; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; timely completion of Year 2000 software modifications by the Company and our key suppliers and customers; and competitive product and pricing pressures; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange
Commission filings.

Item 6. Exhibits and Report on Form 8-K

                (a)     Exhibits:

                        Exhibit 11  -  Computation of Per Share Information

                        Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 1998.

                        Exhibit 18 - Letter regarding change in accounting principle.

                        Exhibit 27  -  Financial Data Schedule

                (b)     Report on Form 8-K:

The Company filed a Current Report on Form 8-K dated June 29,
1998 in respect of the Company's press release reporting the spin-off of Semiconductor Systems, the Company's restructuring and certain other matters (Items 5 and 7(c)).

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date    August 14, 1998                By      W. E. Sanders

                                               W. E. Sanders
                                               Vice President and Controller
                                               (Principal Accounting Officer)




Date    August 14, 1998                By      W. J. Calise, Jr.

                                               W. J. Calise, Jr.
                                               Senior Vice President,
                                               General Counsel and Secretary