Form 10-K405
period 1998-09-30
ROCKWELL INTERNATIONAL CORP
filed 1998-12-03
CIK 1024478

                                                                [CONFORMED COPY]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998. COMMISSION FILE NUMBER 1-12383

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

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------         -----------------------------------------
Common Stock, $1 Par Value    New York, Pacific and London Stock Exchanges
  (including the associated
  Preferred Share Purchase
  Rights)

                            ------------------------

                         SECURITIES REGISTERED PURSUANT
                          TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on November 30, 1998 was approximately $9.3 billion.

     189,674,156 shares of registrant's Common Stock, par value $1 per share, were outstanding on November 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 3, 1999 is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation, is a global electronic controls and communications company with leadership positions in industrial automation, avionics and communications and electronic commerce. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as a result of a tax-free reorganization completed on December 6, 1996 (the Reorganization), pursuant to which the Company divested its former Aerospace and Defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spin-off of its automotive component systems business (the Automotive Business) into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On November 4, 1998, the Board of Directors of the Company approved the spin-off of Conexant Systems, Inc. (Conexant), which after the spin-off will be a separately traded public company owning and operating Rockwell's semiconductor systems business (Semiconductor Systems). The spin-off, which is expected to occur on December 31, 1998, will be at the rate of one share of Conexant common stock for every two shares of the Company's common stock, par value $1 per share (Common Stock), held as of the close of business on December 11, 1998. The Company has received a favorable ruling from the Internal Revenue Service as to the tax-free status of the spin-off. As used herein, the terms the "Company" or "Rockwell" include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to the Company's continuing businesses unless otherwise indicated.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), or in Item 8, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 3, 1999 (the 1999 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

     The Company's continuing business segments are engaged in research, development, manufacture and service of electronic controls and communications products as follows:

     Automation--industrial automation equipment and systems, including control logic, sensors, human-machine interface devices, motors, power and mechanical devices and software products.

     Avionics & Communications--avionics products and systems and related communications technologies primarily used in commercial and military aircraft and defense electronic systems for command, control, communications and intelligence; in-flight entertainment systems for commercial aircraft; and electronic commerce products for call center systems and personalized electronic commerce applications.

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings for the three years ended September 30, 1998, is contained under the caption RESULTS OF OPERATIONS in the MD&A on pages 12-14 hereof, and in Note 18 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements on pages 38-40 hereof.

PRODUCTS

     Automation. The Company's automation products include programmable logic controllers, human-machine interface devices, communications networks, AC/DC drives and drive systems, sensing and motion control devices, computer numeric control systems, data acquisition products, standard and engineered motors, mechanical power transmission equipment, global support services and software products, which include programming, human-machine interface, process monitoring and control, communications and Internet technologies. The Company is a leader in plant floor automation, focusing on helping customers control processes and become more competitive through increased flexibility, improved productivity and information flow.

     Avionics & Communications. Rockwell's Avionics & Communications businesses provide electronic equipment for flight control, cockpit display, navigation, voice and data communication, cockpit management, in-flight cabin management, communications and passenger entertainment, radar, global positioning and other command, control and communications devices and systems for airlines, corporate aircraft, general aviation, government and military applications; and transaction call processing systems for customers requiring electronic commerce applications.

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

GOVERNMENT CONTRACTS

     Approximately nine percent of the Company's sales is derived from United States government contracts, almost entirely from its Avionics & Communications business. The Avionics & Communications business supplies certain military equipment to the United States government. In addition to normal business risks, companies engaged in supplying military equipment to the United States government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States government contracts, particularly development contracts, and generally result in adjustments of contract prices.

     Moreover, various claims (whether based on United States government or Company audits and investigations or otherwise) have been or may be instituted or asserted against the Company related to its United States government contract work, including claims based on business practices and cost classifications. Although such claims are usually resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, the cancellation of or suspension of payments under one or more United States government contracts, suspension or debarment proceedings affecting potential further business with the United States government, or alteration of the Company's procedures relating to the performance or obtaining of United States government contracts. Management of the Company believes there are no claims, audits or investigations currently pending which will have a material adverse effect on either the Company's business or its financial statements.

ACQUISITIONS AND DISPOSITIONS

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, sold or otherwise discontinued.

     In the first quarter of 1998, the Company acquired the in-flight entertainment business of Hughes-Avicom International, Inc. for $157 million. In connection with the acquisition, the Company recorded a charge of $103 million ($63 million after tax) for purchased research and development and recorded $70 million for other intangible assets, including developed technology, patents, assembled workforce and goodwill, which are being amortized on a straight-line basis over 10 years.

     In October 1996, the Company sold its Graphic Systems business for approximately $600 million. On December 6, 1996, the Company completed the divestiture of the A&D Business to Boeing. On September 30, 1997, the Company completed the spin-off of Meritor. The Company expects to complete the spin-off of

Conexant on December 31, 1998. The net (loss) income from operations of the Graphic Systems business, the A&D Business, the Automotive Business and Semiconductor Systems have been presented on the Company's consolidated statement of operations included in the Financial Statements as (loss) income from discontinued operations for all periods. The assets and liabilities of Semiconductor Systems as of September 30, 1998 and 1997 have been classified on the Company's consolidated balance sheet included in the Financial Statements as net assets of Semiconductor Systems.

GEOGRAPHIC INFORMATION

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, France, Germany, India, Italy, Japan, Mexico, South Korea, Southeast Asia, Spain, Switzerland, The Netherlands and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

     Selected financial information by major geographic area for the three years ended September 30, 1998 is contained in Note 18 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

RESEARCH AND DEVELOPMENT

     In addition to research and development activities conducted by each of the Company's businesses, the Company's Science Center conducts a basic research program to support the strategies of the operating businesses and continues to provide research services to Boeing and Meritor at agreed rates. At September 30, 1998, the Company employed approximately 5,200 professional engineers and scientists and 2,600 supporting technical personnel.

EMPLOYEES

     At September 30, 1998, the Company had approximately 41,000 employees, of whom approximately 7,400 were employed outside the United States.

     In June 1998, in connection with its plan to restructure its continuing businesses, the Company announced a worldwide workforce reduction of approximately 3,000 employees. This workforce reduction is expected to be substantially completed by the end of 1999.

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

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements. See also Item 3, LEGAL PROCEEDINGS, on pages 6-8 hereof.

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

     The Company's name and its registered trademarks "Rockwell" and "Rockwell International" are important to each of its business segments. In addition, the Company owns a large number of other important trademarks applicable to only certain of its products, such as "Collins" for navigation and communication equipment, "Allen-Bradley" and "A-B" for electronic controls and systems for industrial automation, "Reliance Electric" for electric motors and "Dodge" for mechanical power transmission products.

SEASONALITY

     None of the Company's business segments is seasonal.

ITEM 2.  PROPERTIES.

     At September 30, 1998, the Company's continuing businesses operated 88 plants and research and development facilities throughout the United States and in Europe, Brazil, Canada, India, Mexico, Australia and the Far East. These businesses also had approximately 367 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 21.1 million square feet. Of this floor space, approximately 63 percent was owned by the Company and approximately 37 percent was leased. At September 30, 1998, approximately 680,000 square feet of floor space was not in use, most of which was in owned facilities. A summary of floor space of these facilities at September 30, 1998 is as follows:

                                                             OWNED         LEASED
                  LOCATION AND SEGMENTS                    FACILITIES    FACILITIES    TOTAL
                  ---------------------                    ----------    ----------    -----
                                                             (IN MILLIONS OF SQUARE FEET)
United States:
  Automation.............................................      8.9          3.7        12.6
  Avionics & Communications..............................      3.2          1.5         4.7
Europe:
  Automation.............................................      0.4          1.0         1.4
  Avionics & Communications..............................      0.1           --         0.1
South America:
  Automation.............................................      0.1          0.4         0.5
  Avionics & Communications..............................       --          0.1         0.1
Canada and other areas:
  Automation.............................................      0.4          0.9         1.3
Corporate Offices (including certain research and
  development facilities)................................      0.2          0.2         0.4
                                                              ----          ---        ----
          Total..........................................     13.3          7.8        21.1
                                                              ====          ===        ====

     At September 30, 1998, Semiconductor Systems operated four manufacturing facilities in the United States and one facility in Mexico. It also had 13 design centers and 23 sales offices. These facilities had an aggregate floor space of approximately 3.0 million square feet, approximately 70 percent of which was owned and approximately 30 percent of which was leased. Approximately 676,000 square feet of owned facilities was unused space at its wafer fabrication facilities in Colorado Springs, Colorado. Another 72,000 square feet of leased office space in San Diego, California was unoccupied and 19,200 square feet of leased warehouse space in El Paso, Texas was vacant. Prior to its spin-off from the Company, Conexant will distribute its wafer fabrication facilities in Colorado Springs, Colorado to the Company. At September 30, 1998, these facilities were included in net assets of Semiconductor Systems on the Company's consolidated balance sheet included in the Financial Statements.

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

     On November 13, 1990, the Company was served with a summons and complaint in another civil action, which the Company believes is totally without merit, brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment, seeking reinstatement with back pay and other unspecified damages. On August 8, 1991, the court dismissed the personal cause of action. On February 2, 1994, the court denied Rockwell's motion to dismiss the complaint for lack of subject matter jurisdiction, and discovery is proceeding. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf and has set a February 1999 trial date. The Company is defending the action and believes it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action.

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

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of December 3, 1998 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

     Celeritas. On September 27, 1995, Celeritas Technologies, Ltd. filed a suit against the Company in the U.S. District Court for the Central District of California, for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems in 1995 and 1996. The court entered judgment against the Company in January 1997 and, in ruling on post-trial motions in July 1997, entered a revised judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit reversed the holding of the trial court based on patent infringement and found Celeritas's patent invalid but affirmed the trial court holding based on breach of contract. The Company's petition for a rehearing (and rehearing en banc) and a motion to certify the contract issue to the California Supreme Court were denied in September 1998. The Company continues to believe that the judgment is in error and on November 23, 1998 filed a petition for certiorari with the United States Supreme Court. At September 30, 1998, $65 million had been accrued for the ultimate resolution of this matter. Prior to the spin-off of Conexant, the Company will contribute $65 million in cash to Conexant, which will be placed in an escrow account to be used to satisfy Conexant's obligation with respect to the Celeritas matter.

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

     Other. In July 1995, a federal grand jury impaneled by the United States District Court for the Central District of California began an investigation into a July 1994 explosion at the Santa Susana Field Laboratory operated by the Company's former Rocketdyne Division in which two scientists were killed and a technician was injured. On April 11, 1996, pursuant to an agreement between the Company and the United States Attorney for the Central District of California, the Company entered a plea of guilty to two counts of unpermitted disposal of hazardous waste and one count of unpermitted storage of hazardous waste, all of which are felony violations of the Resource Conservation and Recovery Act, and paid a fine of $6.5 million to settle potential federal criminal claims arising out of the federal government's investigation. Investigation under other U.S. and California laws continues. While the Company has no information on the status of these investigations, further civil sanctions could be imposed on the current owner of the facility, Boeing North American, Inc. (BNA), for which the Company would be required to indemnify BNA.

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

     On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. On August 7, 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs. On August 22, 1996, a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. A Second Amended Consolidated Complaint was filed in the Orange County action on November 27, 1996. Subsequently, on February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. The Company and the director-defendants are defending the consolidated action, and the parties are proceeding with discovery.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of December 3, 1998 are as follows:

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT    AGE
-------------------------------------------------------------------    ---
DON H. DAVIS, JR.--Chairman of the Board of Rockwell since February
  1998 and Chief Executive Officer of Rockwell since October 1997;
  President and Chief Operating Officer of Rockwell from July 1995 to October 1997; Executive Vice President and Chief Operating
  Officer of Rockwell from January 1994 to July 1995; Senior Vice
  President and President, Automation of Rockwell prior thereto...     58
W. MICHAEL BARNES--Senior Vice President, Finance & Planning and
  Chief Financial Officer of Rockwell...........................       56

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT    AGE
-------------------------------------------------------------------    ---
MICHAEL A. BLESS--Vice President, Corporate Development and
  Planning of Rockwell since August 1997; Director, Investment
  Banking of Merrill Lynch & Co., Inc. from April 1997 to August
  1997; Senior Vice President of Dillon, Read & Co. (investment
  banking) prior thereto........................................       33
WILLIAM J. CALISE, JR.--Senior Vice President, General Counsel and
  Secretary of Rockwell since November 1994; senior partner of
  Chadbourne & Parke LLP (law firm) prior thereto...............       60
JOHN D. COSGROVE--Senior Vice President of Rockwell since March
  1997; President, Rockwell Collins, Inc. since October 1996;
  President, Collins Avionics & Communications Division of Rockwell
  prior thereto.................................................       63
DWIGHT W. DECKER--Senior Vice President of Rockwell since March
  1997; President, Rockwell Semiconductor Systems since June 1998 and from October 1995 to March 1997; President, Rockwell
  Semiconductor Systems and Electronic Commerce from March 1997 to
  June 1998; President, Telecommunications of Rockwell from June
  1995 to October 1995; Vice President/General Manager, Digital
  Communications Division of Rockwell's Telecommunications Division
  prior thereto.................................................       48
STEVEN S. GARDNER--Vice President and General Tax Counsel of
  Rockwell since March 1998; Associate General Tax Counsel of
  Rockwell from October 1997 to March 1998; European Tax Counsel of
  Rockwell from January 1996 to October 1997; European Area Tax
  Counsel of Dow Corning (silicone products) prior thereto......       43
KEITH D. NOSBUSCH--Senior Vice President of Rockwell and
  President-Rockwell Automation Control Systems since November
  1998; Senior Vice President-Automation Control and Information
  Group of Rockwell Automation from February 1996 to November 1998;
  Vice President-Presence Sensing Products of Rockwell Automation
  prior thereto.................................................       47
JAMES P. O'SHAUGHNESSY--Vice President and Chief Intellectual
  Property Counsel of Rockwell since May 1996; partner of Foley &
  Lardner (law firm) prior thereto..............................       51
DENNIS J. POPOVEC--Vice President and Treasurer of Rockwell since
  March 1997; Assistant Treasurer of Rockwell prior thereto.....       43
WOLFGANG RICHTER--Vice President and Chief Information Officer of
  Rockwell since November 1997; Vice President and Chief
  Information Officer of Whirlpool Corporation (household
  appliances) from June 1995 to November 1997; Vice
  President--Information Systems, Whirlpool North American
  Appliance Group from January 1995 to May 1997; Director of
  Computer Operations for Whirlpool Europe in Milan, Italy prior
  thereto.......................................................       44
WILLIAM E. SANDERS--Vice President and Controller of Rockwell since
  August 1997; Assistant Controller of Rockwell from October 1996 to August 1997; Accounting Executive, Financial Reports of
  Rockwell prior thereto........................................       46
WILLIAM A. SANTE, II--General Auditor of Rockwell...............       55
JOHN R. STOCKER--Vice President, Law of Rockwell since November
  1994; Vice President and Associate General Counsel of Rockwell
  prior thereto.................................................       57
JOEL R. STONE--Senior Vice President, Human Resources of Rockwell
  since December 1996; Vice President of Compensation & Benefits of
  Rockwell prior thereto........................................       54
CHARLES C. STOOPS, JR.--Special Tax Counsel to the Senior Vice
  President and General Counsel of Rockwell since March 1998;
  General Tax Counsel of Rockwell prior
  thereto.......................................................       65
JOSEPH D. SWANN--Vice President of Rockwell and President-Rockwell
  Automation Power Systems since June 1998; Senior Vice President and General Manager-Dodge Mechanical Group, Rockwell Automation
  from December 1994 to June 1998; Vice President and General
  Manager-Mechanical Group, Reliance Electric Company prior
  thereto.......................................................       57
EARL S. WASHINGTON--Senior Vice President, Corporate Marketing and
  Communications since February 1998; Senior Vice President,
  Communications of Rockwell from September 1995 to February 1998;
  Vice President, Advertising and Public Relations of Rockwell from
  March 1994 to September 1995; Vice President, Business
  Development of Rockwell prior thereto.........................       53

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific and London Stock Exchanges. On November 30, 1998, there were 58,262 shareowners of record of the Company's Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange--Composite Transactions reporting system during each quarter of the Company's fiscal years ended September 30, 1998 and 1997:

                                               1998               1997
                                            -----------        -----------
                                            HIGH    LOW        HIGH    LOW
                                            ----    ---        ----    ---
First.....................................  58 5/8  44 5/16    64 5/8  54 1/8
Second....................................  61 5/8  48 3/8     70 5/8  58 7/8
Third.....................................  59 1/16 46 9/16    68 3/4  58 1/4
Fourth....................................  48 1/4  33 3/4     66 3/8  57 9/16

     On December 6, 1996, each Rockwell shareowner received .042 share (presently .084 share) of Boeing common stock for each share of Rockwell Common Stock or Class A Common Stock owned. On September 30, 1997, each Rockwell shareowner received one-third of a share of Meritor common stock for each share of Rockwell Common Stock owned. At September 30, 1998, such fractional shares of Boeing and Meritor common stock per Rockwell share had values of $2.88 and $5.02, respectively. Rockwell's current stock price does not reflect the value of the Boeing and Meritor fractional shares.

     During the year ended September 30, 1998, the Company repurchased, through open-market purchases, 18.5 million shares of Common Stock.

     The following table sets forth the aggregate quarterly cash dividends per common share (comprised of the Common Stock and, until February 23, 1997, the date of its automatic conversion to Common Stock, Class A Common Stock) during each of the Company's five fiscal years ended September 30, 1998:

                                                              CASH DIVIDENDS PER
                                                                COMMON SHARE(1)
                                                                ----------------
1998........................................................         $1.02
1997........................................................          1.16
1996........................................................          1.16
1995........................................................          1.08
1994........................................................          1.02

---------------

(1) Upon the spin-off of Meritor on September 30, 1997, the Company's annual $1.16 per share dividend was set at $1.02 for Rockwell and 14 cents for Meritor. Per share dividend amounts indicated do not include dividends paid on the fractional shares of Boeing and Meritor received on December 6, 1996 and September 30, 1997, respectively, by Rockwell shareowners.

     On July 1, 1998, the Company issued 193, 240, 39 and 230 shares of restricted stock, respectively, to the following directors of the Company:
George L. Argyros, Richard M. Bressler, William H. Gray, III and John D. Nichols. These shares were issued pursuant to deferral elections made in accordance with the Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash. The issuance of all such shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected consolidated financial data have been derived from the consolidated financial statements of the Company. The data should be read in conjunction with the MD&A and the Financial Statements. The statement of operations data for the five years ended September 30, 1998 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

                                                           YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------------------
                                                   1998     1997     1996     1995     1994
                                                   ----     ----     ----     ----     ----
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales...........................................  $6,752   $6,370   $5,784   $5,169   $3,606
Operating earnings(1)...........................     179      841      638      660      445
Interest expense................................      58       27       22       14        5
(Loss) income from continuing operations before
  accounting change(1)..........................    (109)     437      364      308      225
(Loss) earnings per share from continuing
  operations before accounting change:(1)
  Basic.........................................   (0.55)    2.04     1.67     1.42     1.02
  Diluted.......................................   (0.55)    2.01     1.65     1.39     1.00
Cash dividends per share(2).....................    1.02     1.16     1.16     1.08     1.02
BALANCE SHEET DATA: (at end of period)
Total assets....................................  $7,170   $7,642   $8,564   $7,977   $5,395
Long-term debt..................................     908      156      156      167       11
Shareowners' equity.............................   3,245    4,811    4,256    3,782    3,356

---------------

(1) Includes the impact of the following special items: pre-tax charges of $597 million, or $2.57 per share, for costs associated with the comprehensive restructuring program announced in June 1998 and $103 million, or 31 cents per share, relating to the write-off of purchased research and development in connection with an acquisition in 1998; a charge of $23 million (before and after tax), or 11 cents per share, relating to the write-off of purchased research and development in connection with an acquisition in 1997; and a pre-tax charge of $76 million, or 22 cents per share, relating to restructuring actions in 1996. Income from continuing operations and related per share amounts for 1996 also include a tax credit of $65 million, or 29 cents per share, related to the settlement of research and experimentation tax credit refund claims for years prior to 1996.

(2) Upon the spin-off of Meritor on September 30, 1997, the Company's annual $1.16 per share dividend was set at $1.02 for Rockwell and 14 cents for Meritor. Per share dividend amounts indicated do not include dividends paid on the fractional shares of Boeing and Meritor received on December 6, 1996 and September 30, 1997, respectively, by Rockwell shareowners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     During 1998 the Company announced several strategic actions intended to complete Rockwell's transformation to a highly focused electronic controls and communications company. These actions included the spin-off of the Company's Semiconductor Systems business, which the Company's management expects to complete on December 31, 1998, and implementation of a comprehensive restructuring program and other cost-reduction initiatives across all of the Company's continuing businesses. The Company's management is confident that the Company's market leadership, coupled with global growth opportunities and successful completion of these strategic actions, will enable the Company to deliver increasing value for the Company's shareowners in 1999 and beyond.

     Rockwell Automation, the Company's largest business which comprised two-thirds of the Company's total sales in 1998, maintained its position as the leading supplier of industrial automation equipment, systems and services in North America. In addition, during 1998 Rockwell Automation registered global market share gains in several of its business segments. Rockwell Automation posted 1998 operating earnings (before special charges) of $594 million, about the same as last year. This was achieved despite softening demand in North America, lower sales in Asia-Pacific and performance problems at the industrial motors business. In November 1998, the Company completed the acquisition of Anorad Corporation, the world leader in linear motor-based precision positioning equipment. The Anorad acquisition immediately positions Rockwell Automation as the global market share leader in linear motor technology.

     The Company's Avionics & Communications segment, which includes the Rockwell Collins and Electronic Commerce businesses, had an excellent year in 1998. Rockwell Collins achieved an 18 percent increase in sales as both the commercial air transport and business and regional aircraft systems businesses capitalized on strong markets. In addition, the Company's government systems business captured $1 billion in new orders in 1998. The Company's passenger systems in-flight entertainment business won new orders totaling $460 million during the nine months since the Company's acquisition of the business in December 1997. Rockwell Electronic Commerce posted a 13 percent increase in sales due to increased demand for its new Spectrum(TM) automatic call distribution systems.

     Looking forward to 1999, the Company expects earnings per share from continuing operations in the $2.90 to $3.00 range driven by profitable growth in the Rockwell Collins government and passenger systems businesses, and by delivering on the Company's commitment of $100 million in pre-tax savings from its restructuring program and cost-reduction initiatives. The Company also expects Rockwell Automation to offset the effects of soft global markets with growth generated by such products as software, motion control, systems activities, new value-added services and product offerings and a return to profitability in its industrial motors business.

RESULTS OF OPERATIONS

Summary of Results of Operations
Continuing Operations

                                                               YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------------------
                                                       1998     1997     1996     1995     1994
                                                       ----     ----     ----     ----     ----
                                                                    (IN MILLIONS)
SALES:
  Automation........................................  $4,546   $4,494   $4,165   $3,590   $2,085
  Avionics & Communications.........................   2,206    1,876    1,619    1,579    1,521
                                                      ------   ------   ------   ------   ------
  Total sales.......................................  $6,752   $6,370   $5,784   $5,169   $3,606
                                                      ======   ======   ======   ======   ======
OPERATING EARNINGS:
  Automation........................................  $  594   $  598   $  537   $  481   $  265
  Avionics & Communications.........................     285      266      177      179      180
  Special charges...................................    (597)      --      (76)      --       --
  Purchased research and development................    (103)     (23)      --       --       --
                                                      ------   ------   ------   ------   ------
  Operating earnings................................     179      841      638      660      445
General corporate--net..............................     (96)     (79)     (84)    (108)     (75)
Interest expense....................................     (58)     (27)     (22)     (14)      (5)
Provision for income taxes..........................    (134)    (298)    (168)    (230)    (140)
                                                      ------   ------   ------   ------   ------
(Loss) income from continuing operations before
  accounting change.................................  $ (109)  $  437   $  364   $  308   $  225
                                                      ======   ======   ======   ======   ======

The special charges relate to the business segments as follows (in millions):
Automation, $488; Avionics & Communications, $99; and Corporate, $10 in 1998 and Automation, $11; Avionics & Communications, $50;

and Corporate, $15 in 1996. Purchased research and development relates to the acquisitions of an Avionics & Communications business in 1998 and an Automation business in 1997. The 1996 provision for income taxes includes a $65 million credit related to the settlement of research and experimentation tax credit refund claims related to years prior to 1996.

  1998 Compared to 1997

     Sales increased six percent in 1998 to $6.8 billion from $6.4 billion in 1997 due primarily to strong markets for Rockwell Collins products. The composition of sales was as follows (in billions):

                                                              1998    1997
                                                              ----    ----
U.S. Commercial.............................................  $4.1    $3.8
International...............................................   2.1     2.0
U.S. Government.............................................   0.6     0.6
                                                              ----    ----
     Total..................................................  $6.8    $6.4
                                                              ====    ====

     Earnings per share from continuing operations (before special items) increased 10 percent in 1998 to $2.33 per share from comparable 1997 earnings per share of $2.12. The related income from continuing operations for 1998 totaled $462 million, slightly higher than 1997's comparable income of $460 million.

     Special items in 1998 included a first quarter pre-tax charge of $103 million, or 31 cents per share, for purchased research and development in connection with the acquisition of the passenger systems business and third quarter pre-tax charges of $597 million, or $2.57 per share, for costs associated with a comprehensive restructuring program, including a worldwide workforce reduction, facility closings and consolidations, exiting non-strategic businesses and write-offs of goodwill and other assets. In 1997, the special item was a fourth quarter pre-tax charge of $23 million, or 11 cents per share, for purchased research and development related to the acquisition of a Rockwell Automation software business. Including special items, the 1998 loss from continuing operations, before an accounting change, was $109 million, or 55 cents per share, compared to 1997 income from continuing operations of $437 million, or $2.01 per share.

     A significant component of the third quarter charges was the writedown of long-lived assets (primarily goodwill) associated with Rockwell Automation's industrial motors business. Since the Company's acquisition of Reliance Electric Company in January 1995, the industrial motors business has performed below expectations and was only marginally profitable through fiscal 1996. Operating performance at industrial motors deteriorated further and, in the second half of fiscal 1997 and the first nine months of fiscal 1998, operating losses were incurred. As a result of these continuing operating losses, which included costs associated with facility reorganization and consolidation activities, losses on long-term customer commitments, and manufacturing and product quality issues, and forecasts of future operating losses, management concluded that the long-lived assets of the industrial motors business were impaired. As a result, a charge was recorded to write down the carrying value of these assets to their estimated fair value by approximately $266 million, or $1.32 per share. In connection with the comprehensive restructuring program, the industrial motors management team was reorganized. In addition, actions have been taken to improve product quality and delivery, lower manufacturing costs and ensure new customer orders are priced appropriately.

     Rockwell Automation demonstrated its ability in 1998 to perform in weak global markets by offsetting flat sales in the United States and lower sales in the Asia-Pacific region and Canada, with meaningful gains in Europe and Latin America. Sales in 1998 of $4.5 billion were about the same as 1997. Automation is the Company's only continuing business with significant foreign currency exposures. Automation's sales in 1998 were adversely affected by approximately $80 million due to currency rate fluctuations, primarily in the Asia-Pacific region and Canada. The earnings impact of foreign currency fluctuations was mitigated in 1998 through the use of forward contracts to hedge foreign currency commitments. Excluding special items, operating earnings for 1998 were $594 million compared to $598 million in 1997. These earnings as a percent of sales were 13.1 percent in 1998 compared to 13.3 percent in 1997 as operating efficiencies from the cost-reduction actions begun in June 1998 substantially offset the impacts of the performance issues at the industrial motors business and sluggish North American markets. Operating results for 1998 included a

$16 million gain related to favorable resolution of certain environmental matters with Exxon Corporation. Including special items, Rockwell Automation's operating earnings totaled $106 million in 1998 compared to $575 million in 1997.

     Avionics & Communications achieved an 18 percent increase in sales during 1998 to $2.2 billion from $1.9 billion in 1997. Significant sales increases occurred at the Company's commercial air transport and business and regional aircraft systems businesses in 1998. Approximately one-third of the sales increase in 1998 was due to inclusion of the passenger systems business, which was acquired in December 1997. Avionics & Communications' operating earnings for 1998, before special items and a third quarter charge of $35 million for estimated losses to be incurred on a government systems contract, were up 20 percent to $320 million in 1998 from $266 million in 1997. Operating earnings as a percent of sales in 1998, before special items and the contract reserve, were
14.5 percent compared to 14.2 percent in 1997. Including the charge for purchased research and development of $103 million, special charges of $99 million and the $35 million government contract reserve, Avionics & Communications' operating earnings were $83 million in 1998 compared to $266 million in 1997.

     Effective October 1, 1997, the Company changed its method of accounting for certain general and administrative costs related to government contracts of the Rockwell Collins business to expense these costs as incurred. The Company previously included these costs in inventory. The cumulative effect of this accounting change was to increase 1998's net loss by $17 million, or nine cents per share. Including the 1998 accounting change and the results of discontinued operations, the net loss for 1998 was $427 million, or $2.16 per share, compared to 1997 net income of $644 million, or $2.97 per share.

  1997 Compared to 1996

     Sales for continuing operations in 1997 increased nearly $600 million to $6.4 billion from $5.8 billion in 1996 due to strong global demand and increased market share at both Automation and Avionics & Communications. Income from continuing operations in 1997, before an acquisition-related charge, was $460 million, or $2.12 per share, compared to $364 million, or $1.65 per share in 1996. Including the acquisition-related charge, income from continuing operations for 1997 was $437 million, or $2.01 per share.

     Rockwell Automation achieved an 11 percent increase in operating earnings in 1997, capitalizing on strong worldwide markets and continuing cost-containment initiatives. Operating earnings, before an acquisition-related special charge in 1997 and a restructuring charge in 1996, were $598 million in 1997 compared to $537 million in 1996. Including these charges, Rockwell Automation earnings totaled $575 million in 1997 compared to 1996 earnings of $526 million.

     Avionics & Communications increased sales in 1997 by 16 percent to $1.9 billion from $1.6 billion in 1996 primarily due to improved commercial air transport markets. Operating earnings for 1997 were a record $266 million, up 50 percent from comparable 1996 operating earnings (before a restructuring charge) of $177 million, due to the higher sales volume and the benefits from the 1996 restructuring actions. Avionics & Communications' 1996 earnings totaled $127 million, including the restructuring charge.

INCOME TAXES

     The Company's effective income tax rate, excluding the tax effects of special items, declined to 36.3 percent in 1998 from 39.3 percent in 1997. The lower tax rate in 1998 is attributable to a $16 million tax benefit associated with the Company's donation in September 1998 of a trisonic wind tunnel to a public university. Management believes the effective income tax rate will continue to benefit in 1999 and beyond from ongoing tax planning initiatives.

MEDICAL PLAN CHANGES

     In 1998, the Company announced, as part of its cost-reduction initiatives, that it will consolidate various employee and retiree medical plans into a single, high-quality but more cost-effective program. The Company expects these plan design changes to reduce the Company's medical costs for active employees and retirees by about $35 million in 1999 and by approximately $50 million annually thereafter.

DISCONTINUED OPERATIONS

     On November 4, 1998, the Board of Directors of the Company approved the spin-off of Semiconductor Systems into an independent, separately traded public company, which will be named Conexant Systems, Inc. The spin-off, which is expected to occur on December 31, 1998, will be at the rate of one share of Conexant common stock for every two shares of Company common stock held as of the close of business on December 11, 1998. The Company has received a favorable ruling from the Internal Revenue Service as to the tax-free status of the spin-off. Semiconductor Systems has been reported as a discontinued operation for all periods presented.

     The loss from discontinued operations in 1998 of $301 million includes after-tax charges of $90 million, principally related to the closure and writedown of wafer fabrication facilities in Colorado Springs, Colorado, and for costs associated with a 10 percent workforce reduction. The Semiconductor Systems loss for 1998 also includes after-tax charges of $40 million for modem inventory write-offs, $26 million for intellectual property matters and $35 million for estimated operating losses expected to be incurred by Semiconductor Systems between October 1, 1998, and December 31, 1998, the expected spin-off date. The net loss also includes operating losses related to the significant decline in modem prices, coupled with the Company's commitment to fund research and development for new products.

     Discontinued operations for periods prior to 1998 include the Semiconductor Systems, Automotive, Aerospace & Defense, and Graphic Systems businesses.

ACQUISITION OF PASSENGER SYSTEMS

     In December 1997, the Company acquired the in-flight entertainment (IFE) business of Hughes-Avicom International, Inc., now called Rockwell Collins Passenger Systems, for $157 million in cash. The excess of the purchase price over the fair value of tangible net assets of $133 million was allocated to intangible assets, including $103 million ($63 million after tax) for purchased research and development, $23 million for developed technology, $5 million for patents, $5 million for assembled workforce and $37 million for goodwill. The intangible assets other than purchased research and development are being amortized on a straight-line basis over 10 years.

     Purchased research and development represents the value assigned to projects in process at the date of acquisition at passenger systems which had not yet reached technological feasibility and had no alternative future use, and was charged immediately to expense. The research and development projects are principally related to two products: Total Entertainment System(TM) (TES), a personal in-seat entertainment system incorporating video-on-demand, and an IFE system that includes direct broadcast satellite (DBS) capability. At the date of acquisition, the expected effort to complete the TES and DBS projects over the next three years included software and hardware design and systems testing efforts.

FINANCIAL CONDITION

     Rockwell's financial condition was strengthened during 1998 by the implementation of working capital management initiatives at all of the businesses. These initiatives reduced working capital levels and generated approximately $450 million of operating cash flow in the last six months of 1998. For the full 1998 year, cash provided by operating activities totaled $723 million, an increase of 78 percent over 1997's cash from operations of $407 million.

     During 1998, investment by the continuing businesses in research and new product development totaled $402 million, up seven percent from $377 million in 1997. New product investments at Rockwell Collins were up 12 percent in 1998 and represented nearly half of the Company's total research and development investment. This increase was primarily due to accelerated product development at the Company's passenger systems business. New product development investments were also higher in 1998 at both Automation and Electronic Commerce. The Company expects this level of new product development to continue in 1999.

     The Company also invested $408 million in capital expenditures, an increase of $72 million, or 21 percent from 1997. The higher investments in 1998 were primarily due to the design and installation of integrated, enterprise-wide information systems at each of the Company's businesses. The 1999 capital spending plan is $400 million.

     The Company also spent approximately $980 million during 1998 in connection with its stock repurchase program. At September 30, 1998, the Company had 190.6 million shares outstanding compared to 206.8 million at September 30, 1997. At September 30, 1998, the Company had approximately $165 million remaining on its current $500 million stock repurchase program. The Company expects to complete this program in 1999, and no decision has been made regarding the continuation of stock repurchases beyond this program.

     In January 1998, the Company issued $800 million aggregate principal amount of long-term notes and debentures in a public offering. The proceeds of this debt offering of approximately $750 million were used to repay $380 million of outstanding short-term commercial paper borrowings, with the balance used for general corporate purposes, including the Company's ongoing common stock repurchase program. At September 30, 1998, the Company's debt to total capital ratio was 25 percent. Assuming the spin-off of Conexant had occurred on September 30, 1998, the Company's debt to total capital ratio would have been approximately 32 percent.

     Another use of the Company's cash was the payment of dividends to shareowners. Rockwell's dividends totaled $202 million, or $1.02 per share in 1998, compared to $248 million, or $1.16 per share in 1997. Upon the spin-off of Meritor on September 30, 1997, the Company's annual $1.16 per share dividend was set at $1.02 for Rockwell and $0.14 for Meritor. The Rockwell Board of Directors declared a regular $0.255 per share quarterly dividend payable in December 1998.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to manufacture products, acquire or ship inventory, process transactions, send invoices, or engage in other normal business activities. The inability of business processes to function correctly in 2000 could have serious adverse effects on companies and entities throughout the world.

     The Company has developed plans to address issues related to the impact of the Year 2000 in five major areas: products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecommunication systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers. Each of the five areas are undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all resources are inventoried to identify those that have any type of software or hardware Year 2000 issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure substantial completion of upgrades for critical systems by the middle of calendar 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the inventory and assessment phases. Finally, in the testing phase, all upgraded items are tested to verify Year 2000 readiness. The Company has completed the inventory phase for all five areas and has substantially completed the assessment and strategy phases for all five areas. At September 30, 1998, the Company was approximately 60 percent complete in the conversion/upgrade phase for each of the five areas and is substantially complete with the final testing for situations where the Company has completed the conversion/upgrade phase.

     The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to be substantially complete with this project by the middle of calendar 1999. The current estimate of total project costs is approximately $48 million, which includes the cost of purchasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Approximately two-thirds of the total cost relates to the use of internal resources (primarily salary costs), and about 50 percent of the total project cost had been spent through September 30, 1998, with substantially all of the remainder to be spent during 1999.

     The Company has enlisted the services of industry consultants and outside contractors to assist with its Year 2000 identification, assessment, remediation and testing efforts. The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. Notwithstanding this comprehensive program to make a smooth transition, there can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology. Moreover, the Company could be adversely impacted by the Year 2000 issues faced by major distributors, customers, vendors, governments and financial service organizations with which the Company interacts.

     The Company believes its greatest uncertainties are in the manufacturing and supplier areas, due to the number of equipment and materials suppliers involved and their various stages of readiness for Year 2000. In particular, the Company is dependent on equipment manufacturers to supply the upgrades required to remediate Year 2000 issues in the manufacturing systems area and suppliers to upgrade their systems to ensure an uninterrupted supply of materials. A Year 2000 failure by a significant equipment or materials supplier could result in the temporary slowdown of production by the Company, the duration of which the Company cannot reasonably estimate. As a result, the Company's contingency planning centers heavily on the supplier and manufacturing systems areas. For the top five to 10 percent of its critical materials and manufacturing suppliers, the Company will conduct on-site reviews and intends to monitor specific Year 2000 milestones to ensure compliance. The Company is in the process of identifying specific Year 2000 compliance target dates for all critical materials suppliers. In the event a supplier does not meet established compliance milestones, which begin as early as April 1999, the Company will implement contingency plans that include alternate sourcing and stockpiling of materials.

     Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all critical materials and manufacturing suppliers. This questionnaire included questions on products, services, internal operating systems and the supplier's own supply chain. As of September 30, 1998, the Company has received responses from approximately 50 percent of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance.

     The varying definitions of "compliance with Year 2000" and the array of products and services sold by the Company, both today and in the past, may lead to claims whose impact on the Company is not currently estimable. The Company has product and general liability insurance policies which provide coverage in the event of certain product failures. The Company has not, however, purchased Year 2000 specific insurance because, in management's view, the cost is prohibitive and likely of little value. Of course, in many cases, the Company contractually limits or disclaims consequential damages in the Company's sales contracts. No assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products contain provisions requiring such parties to indemnify the Company under certain circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

     Business operations are also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utilities, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruptions in business processes. The likelihood and effects of failures in infrastructure systems and in the supply chain cannot be estimated. However, with respect to operations under its direct control, management does not expect, in view of its Year 2000 readiness efforts and the diversity of its suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position or results of operations of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company does enter into foreign currency forward exchange contracts in the ordinary course of business to protect itself from adverse currency rate fluctuations on both firm and anticipated foreign currency transactions. These contracts are generally for terms of less than one year. Gains or losses relating to hedging firm commitments are deferred and included in the measurement of the foreign currency transaction subject to the hedge and gains or losses relating to anticipated transactions are recognized currently.

     The Company's foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all of the Company's outstanding foreign currency forward exchange contracts by country, including contracts relating to discontinued operations, is as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                              1998       1997
                                                              ----       ----
United Kingdom (Pound Sterling).............................  $151       $ 47
Canada (Dollar).............................................   110         42
Germany (Deutsche Mark).....................................    80         18
Switzerland (Franc).........................................    78         69
Japan (Yen).................................................    42         32
Australia (Dollar)..........................................    39          2
Italy (Lira)................................................    32          5
France (Franc)..............................................    13          4
Other countries.............................................    33         20
                                                              ----       ----
                                                              $578       $239
                                                              ====       ====

     The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

     Based on the Company's overall currency rate exposure at September 30, 1998, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations or cash flows of the Company.

     See Note 10 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements on pages 30-31 hereof.

CAUTIONARY STATEMENT

     This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to timely completion of the Semiconductor Systems spin-off; the ultimate resolution of lawsuits, claims and proceedings that have been or may be asserted against the Company; the implementation of restructuring actions in accordance with management's plans; economic and political changes in international markets where the Company competes such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies;

demand for and market acceptance of new and existing products; successful development of advanced technologies; timely completion of Year 2000 modifications by the Company, governments and the Company's key suppliers and customers; and competitive product and pricing pressures; as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
ASSETS
CURRENT ASSETS
Cash (includes time deposits and certificates of deposit:
  1998, $61; 1997, $185)....................................  $  103    $  269
Receivables (less allowance for doubtful accounts: 1998,
  $51; 1997, $52)...........................................   1,223     1,096
Inventories, net............................................   1,313     1,303
Deferred income taxes.......................................     258       220
Other current assets........................................     213       291
Net assets of Semiconductor Systems.........................     986     1,115
                                                              ------    ------
       Total current assets.................................   4,096     4,294
                                                              ------    ------
PROPERTY
Land........................................................      65        72
Land and leasehold improvements.............................      76        60
Buildings...................................................     558       505
Machinery and equipment.....................................   1,450     1,384
Office and data processing equipment........................     594       553
Construction in progress....................................     213       192
                                                              ------    ------
       Total................................................   2,956     2,766
Less accumulated depreciation...............................   1,421     1,336
                                                              ------    ------
Property, net...............................................   1,535     1,430
                                                              ------    ------
INTANGIBLE ASSETS, NET......................................   1,330     1,698
                                                              ------    ------
OTHER ASSETS................................................     209       220
                                                              ------    ------
       TOTAL................................................  $7,170    $7,642
                                                              ======    ======
LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $  156    $   52
Accounts payable............................................     733       651
Compensation and benefits...................................     547       417
Income taxes payable........................................      19        97
Other current liabilities...................................     528       437
                                                              ------    ------
       Total current liabilities............................   1,983     1,654
                                                              ------    ------
LONG-TERM DEBT..............................................     908       156
                                                              ------    ------
RETIREMENT BENEFITS.........................................     718       715
                                                              ------    ------
OTHER LIABILITIES...........................................     316       306
                                                              ------    ------
SHAREOWNERS' EQUITY
Common Stock (shares issued: 216.4).........................     216       216
Additional paid-in capital..................................     923       901
Retained earnings...........................................   3,697     4,409
Currency translation and pension adjustments................    (135)     (103)
Common Stock in treasury, at cost (shares held: 1998, 25.8;
  1997, 9.6)................................................  (1,456)     (612)
                                                              ------    ------
       Total shareowners' equity............................   3,245     4,811
                                                              ------    ------
       TOTAL................................................  $7,170    $7,642
                                                              ======    ======

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
REVENUES:
Sales.......................................................  $6,752    $6,370    $5,784
Other income, net...........................................      88       106        90
                                                              ------    ------    ------
Total revenues..............................................   6,840     6,476     5,874
                                                              ------    ------    ------
COSTS AND EXPENSES:
Cost of sales (see Note 3)..................................   5,206     4,456     4,158
Selling, general, and administrative (see Note 3)...........   1,448     1,235     1,162
Purchased research and development (see Note 4).............     103        23        --
Interest....................................................      58        27        22
                                                              ------    ------    ------
Total costs and expenses....................................   6,815     5,741     5,342
                                                              ------    ------    ------
Income from continuing operations before income taxes.......      25       735       532
Income tax provision........................................     134       298       168
                                                              ------    ------    ------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE ACCOUNTING
  CHANGE....................................................    (109)      437       364
(Loss) income from discontinued operations..................    (301)      207       362
Cumulative effect of accounting change......................     (17)       --        --
                                                              ------    ------    ------
NET (LOSS) INCOME...........................................  $ (427)   $  644    $  726
                                                              ======    ======    ======
BASIC (LOSS) EARNINGS PER SHARE:
  Continuing operations before accounting change............  $(0.55)   $ 2.04    $ 1.67
  Discontinued operations...................................   (1.52)     0.97      1.67
  Cumulative effect of accounting change....................   (0.09)       --        --
                                                              ------    ------    ------
  Net (loss) income.........................................  $(2.16)   $ 3.01    $ 3.34
                                                              ======    ======    ======
DILUTED (LOSS) EARNINGS PER SHARE:
  Continuing operations before accounting change............  $(0.55)   $ 2.01    $ 1.65
  Discontinued operations...................................   (1.52)     0.96      1.63
  Cumulative effect of accounting change....................   (0.09)       --        --
                                                              ------    ------    ------
  Net (loss) income.........................................  $(2.16)   $ 2.97    $ 3.28
                                                              ======    ======    ======
AVERAGE OUTSTANDING SHARES:
  Basic.....................................................   197.9     213.8     217.6
                                                              ======    ======    ======
  Diluted...................................................   197.9     217.1     221.1
                                                              ======    ======    ======

See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              1998      1997      1996
                                                              ----      ----      ----
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
(Loss) income from continuing operations before accounting
  change....................................................  $(109)   $   437    $ 364
Adjustments to (loss) income from continuing operations to
  arrive at cash provided by operating activities:
  Depreciation..............................................    227        210      194
  Amortization of intangible assets.........................     79         83      107
  Deferred income taxes.....................................    (44)       (38)      (5)
  Pension expense, net of contributions.....................     33        (47)      45
  Special charges (see Note 3)..............................    597         --       76
  Purchased research and development (see Note 4)...........    103         23       --
  Changes in assets and liabilities, excluding effects of
     acquisitions, divestitures, and foreign currency
     adjustments:
     Receivables............................................   (126)      (125)     (45)
     Inventories............................................    (40)      (120)     (68)
     Accounts payable.......................................     79         41       --
     Income taxes payable...................................    (76)       (77)      11
     Other assets and liabilities...........................     --         20      (40)
                                                              -----    -------    -----
     CASH PROVIDED BY OPERATING ACTIVITIES..................    723        407      639
                                                              -----    -------    -----
INVESTING ACTIVITIES
Property additions..........................................   (408)      (336)    (313)
Acquisitions of businesses, net of cash acquired............   (158)       (50)     (53)
Special payment from Meritor (see Note 2)...................     --        445       --
Proceeds from the dispositions of property and businesses...    101        607       20
                                                              -----    -------    -----
     CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.......   (465)       666     (346)
                                                              -----    -------    -----
FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings................    107       (241)     243
Payments of long-term debt..................................     (3)       (15)     (14)
Long-term borrowings........................................    751          2       --
                                                              -----    -------    -----
  Net increase (decrease) in debt...........................    855       (254)     229
Purchases of treasury stock.................................   (980)      (856)     (48)
Cash dividends..............................................   (202)      (248)    (253)
Reissuances of common stock.................................     75         56       42
                                                              -----    -------    -----
     CASH USED FOR FINANCING ACTIVITIES.....................   (252)    (1,302)     (30)
                                                              -----    -------    -----
CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS...........      6       (229)     263
Cash Used for Discontinued Operations.......................   (172)      (141)    (243)
                                                              -----    -------    -----
(DECREASE) INCREASE IN CASH.................................   (166)      (370)      20
CASH AT BEGINNING OF YEAR...................................    269        639      619
                                                              -----    -------    -----
CASH AT END OF YEAR.........................................  $ 103    $   269    $ 639
                                                              =====    =======    =====

See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               1998       1997      1996
                                                               ----       ----      ----
COMMON STOCK
Beginning balance...........................................  $   216    $  210    $  210
Conversion of Class A Common Stock..........................       --        25        --
Cancellation of treasury stock (see Note 2).................       --       (19)       --
                                                              -------    ------    ------
Ending balance..............................................      216       216       210
                                                              -------    ------    ------
CLASS A COMMON STOCK
Beginning balance...........................................       --        28        33
Conversion into Common Stock................................       --       (28)       (5)
                                                              -------    ------    ------
Ending balance..............................................       --        --        28
                                                              -------    ------    ------
ADDITIONAL PAID-IN CAPITAL
Beginning balance...........................................      901       199       187
Exercise of stock options...................................       22        26        12
Divestiture of A&D Business (see Note 2)....................       --     1,175        --
Cancellation of treasury stock (see Note 2).................       --      (499)       --
                                                              -------    ------    ------
Ending balance..............................................      923       901       199
                                                              -------    ------    ------
RETAINED EARNINGS
Beginning balance...........................................    4,409     4,466     4,158
Net (loss) income...........................................     (427)      644       726
Cash dividends (per share: 1998, $1.02; 1997, $1.16; 1996,
  $1.16)....................................................     (202)     (248)     (253)
Treasury stock reissuances..................................      (83)     (230)     (165)
Spin-off of Meritor (see Note 2)............................       --      (223)       --
                                                              -------    ------    ------
Ending balance..............................................    3,697     4,409     4,466
                                                              -------    ------    ------
CURRENCY TRANSLATION AND PENSION ADJUSTMENTS
Beginning balance...........................................     (103)     (103)      (99)
Net currency translation adjustments........................      (25)      (72)       (4)
Pension adjustments.........................................       (7)       --        --
Adjustment for Meritor spin-off (see Note 2)................       --        72        --
                                                              -------    ------    ------
Ending balance..............................................     (135)     (103)     (103)
                                                              -------    ------    ------
TREASURY STOCK
Beginning balance...........................................     (612)     (544)     (707)
Purchases...................................................     (980)     (856)      (48)
Reissuances.................................................      136       270       211
Cancellation of treasury stock (see Note 2).................       --       518        --
                                                              -------    ------    ------
Ending balance..............................................   (1,456)     (612)     (544)
                                                              -------    ------    ------
TOTAL SHAREOWNERS' EQUITY...................................  $ 3,245    $4,811    $4,256
                                                              =======    ======    ======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Basis of Presentation

     Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to the continuing operations of Rockwell International Corporation (Rockwell or the Company) and have been restated to present its semiconductor systems business (Semiconductor Systems) as a discontinued operation (see Note 2). Prior year amounts have been reclassified to conform with the current presentation.

  Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and all majority-owned subsidiaries in which the Company has control. All significant intercompany accounts and transactions are eliminated in consolidation.

  Use of Estimates

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

  Revenue Recognition

     Sales are generally recorded as products are shipped or services are rendered, except sales under certain contracts requiring performance over several periods, which are accounted for under the percentage-of-completion method of accounting.

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

  Purchased Intangibles

     Goodwill and other intangible assets generally result from business acquisitions. The Company accounts for business acquisitions, under the purchase method, by assigning the purchase price to tangible and intangible assets and liabilities, including research and development projects which have not yet reached technological feasibility and have no alternative future use (purchased research and development). Assets acquired and liabilities assumed are recorded at their fair values; the appraised value of purchased research and development is immediately charged to expense, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     Goodwill is amortized using the straight-line method over periods generally ranging from 10 to 40 years. Trademarks, patents, product technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 40 years.

  Impairment of Long-Lived Assets

     Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, and for all assets to be disposed of. Long-lived assets held for use are reviewed for impairment by assessing their net realizable values based on estimated undiscounted cash flows over their remaining useful lives. If impairment is indicated, the carrying amount of the asset is reduced to its fair value.

  Environmental Matters

     The Company records accruals for environmental matters in the accounting period in which its responsibility is established and the cost can be reasonably estimated. Revisions to the accruals are made in the periods in which the estimated costs of remediation change. At environmental sites in which more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Company is the only responsible party, the Company records a liability for the total estimated costs of remediation. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. If recovery from insurers or other third parties is determined to be probable, the Company records a receivable for the estimated recovery.

     In 1998, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 96-1, Environmental Remediation Liabilities. Adoption of this standard did not have a material effect on the financial statements.

  New Accounting Standards

     In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. For 1998, the results of the Company's continuing operations were a loss, making its stock options antidilutive. Therefore, 1998 diluted per share amounts exclude 2.9 million shares of potentially dilutive stock options and equal basic per share amounts. For 1997 and 1996, dilutive stock options resulted in an increase in outstanding shares of 3.3 million and 3.5 million, respectively.

     In 1998, the Company adopted AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. During the year ended September 30, 1998, the Company's continuing businesses capitalized $46 million of such costs that would have been charged to expense under its previous accounting policy.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which is effective for 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to results of operations or equity.

  Accounting Change

     Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts to expense these costs as incurred. Under the previous accounting method, these costs were included in inventory. The amount of general and administrative costs included in inventory as of October 1, 1997, was $27 million ($17 million after tax, or nine cents per share) and is presented as the cumulative effect of an accounting change in the consolidated statement of operations for the year ended September 30, 1998. The effect of the accounting change on income from continuing operations in 1997 would not have been material.

2. DISCONTINUED OPERATIONS

     On November 4, 1998, the Board of Directors of the Company approved the spin-off of Semiconductor Systems into an independent, separately traded public company, which is named Conexant Systems, Inc. (Conexant). The spin-off, which is expected to occur on December 31, 1998, will be at the rate of one share of Conexant common stock for every two shares of Company Common Stock owned as of the close of business on December 11, 1998. The Company has received a ruling from the Internal Revenue Service that the spin-off will be tax-free to Company shareowners.

     On September 30, 1997, the Company completed the spin-off of its automotive component systems businesses (Automotive) into an independent company by distributing all of the issued and outstanding shares of Meritor Automotive, Inc. (Meritor) to the Company's shareowners on a pro-rata basis. In connection with the transaction, Meritor made a special payment of $445 million to the Company and the net assets of Meritor as of September 30, 1997 of $151 million were recorded as a decrease to equity.

     In December 1996, the Company divested its former Aerospace and Defense businesses (the A&D Business) by merging it with a subsidiary of The Boeing Company (Boeing) in a tax-free reorganization (the Reorganization). In connection with the Reorganization, all shares of Common Stock held in treasury were canceled and the net liabilities of the A&D Business at the date of the Reorganization of approximately $1.2 billion were recorded as an increase to additional paid-in capital.

     In October 1996, the Company's Graphic Systems business (Graphic Systems) was sold for approximately $600 million.

     The net assets of Semiconductor Systems consisted of the following (in millions):

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Cash........................................................  $   14    $   14
Receivables.................................................     150       223
Inventories.................................................     201       223
Other current assets........................................     157        45
Net property................................................     780       815
Intangible assets...........................................      53        94
Other assets................................................      82        70
                                                              ------    ------
       Total assets.........................................   1,437     1,484
                                                              ------    ------
Short-term debt.............................................      14        14
Accounts payable............................................     151       196
Other liabilities...........................................     246       127
Retirement benefits.........................................      40        32
                                                              ------    ------
       Total liabilities....................................     451       369
                                                              ------    ------
Net assets of Semiconductor Systems.........................  $  986    $1,115
                                                              ======    ======

     Prior to the spin-off, Semiconductor Systems will distribute its wafer fabrication facilities in Colorado Springs, Colorado (and the related tax benefit) to the Company. At September 30, 1998, these facilities had a net book value of $42 million and a related deferred tax benefit of $36 million. These facilities will be classified by the Company as assets held for disposal upon distribution.

     Summarized results of discontinued operations are as follows (in millions):

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
Revenues:
  Semiconductor Systems.....................................  $1,185    $1,392    $1,444
  Automotive................................................      --     3,342     3,221
  A&D Business..............................................      --       535     3,089
  Graphic Systems...........................................      --        --       712
                                                              ------    ------    ------
       Total................................................  $1,185    $5,269    $8,466
                                                              ======    ======    ======
(Loss) income before income taxes:
  Semiconductor Systems.....................................  $ (496)   $  188    $  199
  Automotive................................................      --       121       166
  A&D Business..............................................      --        --       311
  Graphic Systems...........................................      --        --         8
                                                              ------    ------    ------
       Total................................................  $ (496)   $  309    $  684
                                                              ======    ======    ======
Net (loss) income:
  Semiconductor Systems.....................................  $ (301)   $  149    $   87
  Automotive................................................      --        58       104
  A&D Business..............................................      --        --       178
  Graphic Systems...........................................      --        --        (7)
                                                              ------    ------    ------
       Total................................................  $ (301)   $  207    $  362
                                                              ======    ======    ======

     The 1998 net loss of Semiconductor Systems includes a $66 million charge ($40 million after tax) for inventory write-offs, a $43 million charge ($26 million after tax) for intellectual property matters and special charges of $147 million ($90 million after tax), all recorded in the fourth quarter. The special charges include an asset impairment of $103 million related to the closure and planned disposal of wafer fabrication facilities in Colorado Springs, Colorado, $15 million for employee severance and voluntary early retirement program costs associated with an approximate 10 percent worldwide workforce reduction, $11 million related to intangible asset write-offs and $18 million for other actions including lease termination costs, contractual liabilities and other asset write-offs. These actions are expected to be substantially completed by the end of fiscal 1999. The 1998 net loss and net assets of Semiconductor Systems also include accruals of $57 million ($35 million after tax) for an estimate of Semiconductor Systems operating losses expected to be incurred from October 1, 1998 to December 31, 1998, the expected date of the spin-off, and $18 million ($16 million after tax) for related transaction costs.

     Semiconductor Systems' net income for 1997 includes a third quarter $30 million charge ($19 million after tax) for the write-off of purchased research and development in connection with the acquisition of the Hi-Media broadband communication chipset business of ComStream Corporation. Semiconductor Systems' 1996 net income includes a charge of $121 million (before and after tax) for the write-off of purchased research and development in connection with the acquisition of Brooktree Corporation.

     The 1997 and 1996 income of Automotive includes fourth quarter restructuring charges of $21 million ($15 million after tax) and $46 million ($30 million after tax), respectively. The net income of Automotive for fiscal 1997 also includes a fourth quarter charge of $57 million ($48 million after tax) for transaction and separation-related costs incurred in connection with the spin-off of Meritor.

     The earnings of the A&D Business for the first two months of 1997 were entirely offset by expenses related to the Reorganization.

     The discontinued businesses utilized certain management services provided by the Company, including financial, legal, tax, corporate communications and human resources. For the A&D Business, the costs of these services are allowable overhead costs on government contracts and, accordingly, have been included in the results of operations of this business. These costs have been allocated to the A&D Business using a variety of factors, including sales, assets, inventory and payroll and were $3 million and $35 million in 1997 and 1996, respectively. Management believes that the method of allocating these costs to the A&D Business is reasonable.

     Interest expense of $40 million and $169 million in 1997 and 1996, respectively, has been allocated to the Automotive and A&D businesses based on the actual interest expense associated with the borrowings assumed by Meritor and Boeing.

3. SPECIAL CHARGES

     In the third quarter of 1998, the Company recorded special charges of $597 million ($508 million after tax, or $2.57 per share). These charges, including the effects of fourth quarter adjustments, were as follows: goodwill and other asset impairments, $415 million; severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,000 employees, $110 million; and costs related to facility closures and consolidations and exiting non-strategic businesses and product lines, $72 million. These actions are expected to be substantially completed by the end of 1999.

     Total cash expenditures are expected to approximate $176 million. The Company spent approximately $20 million through September 30, 1998, of which $16 million related to severance and other employee separation costs, and expects to spend approximately $92 million in 1999 related to these actions. As a result of actions taken during the fourth quarter, the workforce was reduced by approximately 800 employees.

     As of September 30, 1998, approximately $156 million is included in the consolidated balance sheet for remaining activities associated with the third quarter special charges. Of this amount, approximately $83 million and $11 million are included in compensation and benefits and in other liabilities, respectively, for severance and other employee separation costs; and approximately $28 million, $8 million, and $26 million are included in accounts payable, other current liabilities, and other liabilities, respectively, for costs of facility closures and consolidations and exiting non-strategic businesses and product lines.

     The special charges also include an impairment of the long-lived assets of Automation's industrial motors business (Motors). The impairment charge of $266 million resulted from the significant long-term decline in operating performance and represents the excess of the carrying value of the long-lived assets (including goodwill) of Motors over their estimated fair value as determined by management, with the assistance of outside experts, utilizing accepted valuation techniques. The Company also recorded impairment charges of $53 million related to the long-lived assets of businesses which were sold during 1998 or are held for disposition.

     During 1996, the Company recorded special charges of $76 million ($47 million after tax, or 22 cents per share). The special charges related to a decision to discontinue or dispose of certain product lines of continuing operations, as well as the costs associated with staff reductions in the Automation and Avionics & Communications businesses. The provision included asset impairments of $51 million, severance and other employee separation costs of $9 million, and contractual commitments and other costs of $16 million. These actions were substantially completed by the end of 1997.

     The special charges are reflected in the consolidated statement of operations as follows (in millions):

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
Cost of sales...............................................   $455       $--       $59
Selling, general, and administrative........................    142        --        17
                                                               ----       ---       ---
     Total..................................................   $597       $--       $76
                                                               ====       ===       ===

     Revenues of businesses and product lines which are being exited were $197 million, $211 million and $199 million for 1998, 1997 and 1996, respectively. The net operating loss related to these businesses and product lines is not material.

4. ACQUISITIONS OF BUSINESSES

     In the first quarter of 1998, the Company acquired the in-flight entertainment business of Hughes-Avicom International, Inc. (Passenger Systems). In connection with the acquisition, the Company recorded a charge of $103 million ($63 million after tax) for purchased research and development and recorded $70 million for other intangible assets, including developed technology, patents, assembled workforce and goodwill, which are being amortized on a straight-line basis over 10 years. The remaining assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available. The Company acquired several businesses in fiscal 1997 at a net cost of $51 million.

     These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the consolidated statement of operations since their dates of acquisition.

5. INVENTORIES

     Inventories are summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Finished goods..............................................  $  385    $  363
Work in process.............................................     459       550
Raw materials, parts, and supplies..........................     456       384
                                                              ------    ------
     Total..................................................   1,300     1,297
Adjustment to the carrying value of certain inventories
  (1998, $551; 1997, $661) to a LIFO basis..................      13         6
                                                              ------    ------
Inventories, net............................................  $1,313    $1,303
                                                              ======    ======

6. INTANGIBLE ASSETS

     Intangible assets are summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Goodwill, less accumulated amortization (1998, $227; 1997,
  $260).....................................................  $  846    $1,215
Trademarks, patents, product technology, and other
  intangibles, less accumulated amortization (1998, $219;
  1997, $200)...............................................     484       483
                                                              ------    ------
Intangible assets, net......................................  $1,330    $1,698
                                                              ======    ======

     The reduction in goodwill from 1997 to 1998 results principally from the impairment charge related to Motors (see Note 3).

7. SHORT-TERM DEBT

     Short-term debt consisted of the following (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              ----     ----
Commercial paper............................................  $ 90      $--
Short-term foreign bank borrowings..........................    64       50
Current portion of long-term debt...........................     2        2
                                                              ----      ---
Short-term debt.............................................  $156      $52
                                                              ====      ===

     Weighted average interest rates on short-term borrowings:

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              ----     ----
Commercial paper............................................   5.6%      --
Short-term foreign bank borrowings..........................   5.1%     5.8%

     At September 30, 1998, the Company had $1.5 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $285 million at September 30, 1998 and consisted of arrangements for which there are no significant commitment fees.

8. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              ----     ----
Contract reserves and advance payments......................  $207     $145
Product warranty costs......................................   117      112
Taxes other than income taxes...............................    44       36
Other.......................................................   160      144
                                                              ----     ----
Other current liabilities...................................  $528     $437
                                                              ====     ====

9. LONG-TERM DEBT

     Long-term debt consisted of the following (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              ----     ----
6.8% notes, payable in 2003.................................  $150     $150
6.15% notes, payable in 2008................................   350       --
6.70% debentures, payable in 2028...........................   250       --
5.20% debentures, payable in 2098...........................   200       --
Other obligations...........................................    18       20
Less unamortized discount...................................   (58)     (12)
                                                              ----     ----
Total.......................................................   910      158
Less current portion........................................     2        2
                                                              ----     ----
Long-term debt..............................................  $908     $156
                                                              ====     ====

     In January 1998, the Company issued $800 million aggregate principal amount of long-term notes and debentures in a public offering consisting of the 6.15% 10-year notes issued at par, the 6.70% 30-year debentures issued at par, and the 5.20% 100-year debentures issued at a discount. The debt offering yielded approximately $750 million of proceeds.

10. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, equity securities, short- and long-term debt and foreign currency forward exchange contracts. At September 30, 1998, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

     It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company does enter into foreign currency forward exchange contracts in the ordinary course of business to protect itself from adverse currency rate fluctuations on both firm and anticipated foreign currency transactions. These contracts are generally for terms of less than one year. Gains or losses relating to hedging firm commitments are deferred and included in the measurement of the foreign currency transaction subject to the hedge and gains or losses relating to anticipated transactions are recognized currently.

     The Company's foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all of the Company's outstanding foreign currency forward exchange contracts aggregated $578 million and $239 million at September 30, 1998 and 1997, respectively, including contracts relating to discontinued operations. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

11. CAPITAL STOCK

     At September 30, 1998, the authorized stock of the Company consisted of one billion shares of Common Stock, with a $1 par value, and 25 million shares of preferred stock, without par value. At September 30, 1998, 22 million shares of Common Stock were reserved for various employee incentive plans. In fiscal 1997, all outstanding shares of Class A Common Stock were converted into Common Stock.

     Changes in outstanding common shares are summarized as follows (in millions):

                                                              1998     1997     1996
                                                              ----     ----     ----
Beginning balance...........................................  206.8    218.5    217.0
Treasury stock purchases....................................  (18.5)   (13.4)    (0.9)
Other, principally stock option exercises...................    2.3      1.7      2.4
                                                              -----    -----    -----
Ending balance..............................................  190.6    206.8    218.5
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

12. STOCK OPTIONS

     Options to purchase Common Stock of the Company have been granted under various incentive plans to directors, officers and other key employees at prices equal to or above the fair market value of such stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, the Company's Common Stock or a combination thereof.

     Under the 1995 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company Common Stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were 9 million at September 30, 1998. Stock options generally expire ten years from the date they are granted and vest over three years. None of the incentive plans presently permits options to be granted after September 30, 2005.

     Information relative to stock options is as follows (shares in thousands):

                                               1998                 1997                 1996
                                        ------------------   ------------------   ------------------
                                                 WTD. AVG.            WTD. AVG.            WTD. AVG.
                                                 EXERCISE             EXERCISE             EXERCISE
                                        SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
                                        ------   ---------   ------   ---------   ------   ---------
Number of shares under option:
  Outstanding at beginning of year....  12,837    $31.67     10,871    $33.95     10,363    $29.71
  Granted.............................   3,031     47.93      1,592     61.28      1,840     52.89
  Adjustments:
     A&D and Meritor adjustments......      --        --      2,260        --         --        --
     Conversion to Meritor options....      --        --       (141)    61.84         --        --
  Exercised...........................  (2,238)    24.59     (1,585)    27.40     (1,295)    26.68
  Canceled or expired.................    (211)    47.08       (160)    49.29        (37)    42.17
                                        ------               ------               ------
  Outstanding at end of year..........  13,419     36.27     12,837     31.67     10,871     33.95
                                        ======               ======               ======
  Exercisable at end of year..........   8,809     29.80      9,607     26.32      8,594     29.84
                                        ======               ======               ======

     In connection with the divestiture of the A&D Business and the spin-off of Automotive, the number of options outstanding and the exercise prices of such options were adjusted in order to preserve the value of the options that were outstanding as of the date of each divestiture. Additionally, in connection with the Automotive spin-off, Rockwell options granted to Automotive employees during 1997 were converted into Meritor options. In connection with the Semiconductor Systems spin-off, outstanding Rockwell options will be adjusted to preserve the value of such options on the date of the spin-off, including the conversion of certain options to options for shares of Conexant.

     The following table summarizes information about stock options outstanding at September 30, 1998 (shares in thousands; remaining life in years):

                                                       OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                                  -----------------------------   --------------------
                                                             WEIGHTED AVERAGE
                                                           --------------------             WTD. AVG.
                                                           REMAINING   EXERCISE              EXERCISE
            RANGE OF EXERCISE PRICES              SHARES     LIFE       PRICE     SHARES      PRICE
            ------------------------              ------   ---------   --------   ------    ---------
  $17.39 to $18.41..............................     502      1.1       $18.37       502      $18.37
  $20.16 to $25.92..............................   3,317      3.8        23.35     3,317       23.35
  $27.98 to $40.69..............................   3,634      6.3        30.08     3,160       28.78
  $42.69 to $51.06..............................   4,365      8.3        46.61     1,360       43.70
  $53.90 to $60.50..............................   1,601      8.4        54.52       470       54.10
                                                  ------                           -----
                                                  13,419                           8,809
                                                  ======                           =====

     In 1997, the Company adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, no compensation expense has been recorded relative to the Company's stock-based compensation plans. If the Company accounted for its stock-based plans using the fair value method provided by SFAS 123, the Company's net income and earnings per share would have been reduced, and net loss and loss per share increased, to the following pro forma amounts (in millions, except per share amounts):

                                                  1998                1997               1996
                                            -----------------   ----------------   ----------------
                                               AS       PRO        AS       PRO       AS       PRO
                                            REPORTED   FORMA    REPORTED   FORMA   REPORTED   FORMA
                                            --------   -----    --------   -----   --------   -----
Net (loss) income.........................   $ (427)   $ (444)   $ 644     $ 626    $ 726     $ 722
Basic (loss) earnings per share...........   $(2.16)   $(2.25)   $3.01     $2.93    $3.34     $3.32
Diluted (loss) earnings per share.........   $(2.16)   $(2.25)   $2.97     $2.89    $3.28     $3.26

     The pro forma effect on net loss for 1998 may not be indicative of the pro forma effect on net income of future years.

     The weighted average fair value of options granted was $13.68, $15.38 and $12.83 per share in 1998, 1997 and 1996, respectively. The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

                                                 1998                   1997                   1996
                                                ------   ----------------------------------   ------
                                                          MERITOR              A&D BUSINESS
                                                          SPIN-OFF             DIVESTITURE
                                                GRANTS   ADJUSTMENT   GRANTS    ADJUSTMENT    GRANTS
                                                ------   ----------   ------   ------------   ------
Average risk-free interest rate...............   5.68%      5.88%      5.98%       5.74%       5.57%
Expected dividend yield.......................   2.23%      1.87%      2.56%       2.59%       2.91%
Expected volatility...........................   0.29       0.27       0.25        0.25        0.18
Expected life (years).........................      5          5          5           5           5

13. RETIREMENT MEDICAL PLANS

     The Company has retirement medical plans which cover most of its United States employees and provide for the payment of medical costs of eligible employees and dependents upon retirement.

     Retirement medical expense for continuing operations consisted of the following (in millions):

                                                              1998    1997    1996
                                                              ----    ----    ----
Service cost--benefits attributed to service during the
  year......................................................  $ 9     $ 8     $  8
Interest on accumulated retirement medical obligation.......   49      48       46
Amortization of plan amendments and net actuarial gains and
  losses....................................................   (6)     (8)     (12)
                                                              ---     ---     ----
Retirement medical expense..................................  $52     $48     $ 42
                                                              ===     ===     ====

     The Company's retirement medical obligation at September 30, 1998 and 1997 consisted of the following (in millions):

                                                              1998    1997
                                                              ----    ----
Accumulated retirement medical obligation:
  Retirees..................................................  $292    $482
  Employees eligible to retire..............................    50      58
  Employees not eligible to retire..........................   136     123
                                                              ----    ----
     Total..................................................   478     663
Unamortized amounts:
  Plan amendments...........................................   248      51
  Net actuarial losses......................................   (87)    (60)
                                                              ----    ----
Recorded liability..........................................  $639    $654
                                                              ====    ====
Assumptions used (June 30 measurement date):
  Discount rate.............................................  6.75%    7.5%
  Health care cost trend rates..............................   7.0%*   8.0%*

---------------

* Decreasing to 5.5% after 2015.

     In 1998, the Company announced to its current and former United States employees that it will be consolidating its employee and retiree medical plans into one comprehensive medical benefits program. The changes announced include offering one common plan design to all Rockwell active employees and retirees, consolidating the number of medical benefit providers utilized by the Company and increasing the amount of employee and retiree cost sharing. Unamortized amounts related to this and other plan amendments at September 30, 1998 reflect the accumulated cost reduction on the retirement benefit obligation and will reduce future retirement medical expense.

     Increasing the health care cost trend rates by one percentage point would increase the accumulated retirement medical obligation at September 30, 1998 by approximately $35 million and would have increased 1998 retirement medical expense by approximately $6 million.

14. RETIREMENT PENSION PLANS

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

     Net pension expense for continuing operations consisted of the following (in millions):

                                                              1998     1997     1996
                                                              ----     ----     ----
Service cost--benefits earned during the year...............  $  65    $  61    $  60
Interest on projected benefit obligation....................    145      136      208
Assumed return on plan assets...............................   (172)    (155)    (223)
Initial net asset amortization..............................    (10)     (11)     (21)
Prior service cost amortization.............................     10        9        8
Net actuarial loss amortization.............................      2        5       24
                                                              -----    -----    -----
Net pension expense.........................................  $  40    $  45    $  56
                                                              =====    =====    =====

     Pension plan assets are primarily equity securities, United States Government obligations, and other fixed income investments whose values are subject to fluctuations of the securities market. The actual return on plan assets allocated to continuing operations was $398 million, $368 million, and $503 million in 1998, 1997, and 1996, respectively. Differences between these actual returns and the related assumed returns on plan assets are deferred and considered in the determination of net pension expense in future periods.

     The reduction in the amount of interest on the projected benefit obligation and the return on plan assets from 1996 to 1997 is a result of the assumption by Boeing of the pension plan assets and liabilities relating to substantially all of the former United States employees of Rockwell's continuing businesses as of December 31, 1995 in connection with the Reorganization.

     The following table reconciles the funded status of the Company's pension plans to amounts included in the balance sheet (in millions):

                                                        1998                            1997
                                              -------------------------       -------------------------
                                              PLANS WITH    PLANS WITH        PLANS WITH    PLANS WITH
                                                ASSETS      ACCUMULATED         ASSETS      ACCUMULATED
                                               EXCEEDING     BENEFITS          EXCEEDING     BENEFITS
                                              ACCUMULATED    EXCEEDING        ACCUMULATED    EXCEEDING
                                               BENEFITS       ASSETS           BENEFITS       ASSETS
                                              -----------   -----------       -----------   -----------
Accumulated benefit obligation, principally
  vested....................................    $2,256         $ 122            $1,590         $111
Effects of projected compensation
  increases.................................       309            29               272           29
                                                ------         -----            ------         ----
Projected benefit obligation................     2,565           151             1,862          140
Fair value of plan assets...................     2,804             7             2,219           16
                                                ------         -----            ------         ----
Plan assets in excess of (less than)
  projected benefit obligation..............       239          (144)              357         (124)
Items not yet recognized in balance sheet:
  Net actuarial (gains) losses..............      (135)           39              (209)          22
  Prior service cost........................        24            19                25           24
  Remaining initial net asset...............       (29)           --               (40)          --
Unfunded pension adjustment.................        --           (29)               --          (17)
                                                ------         -----            ------         ----
Prepaid (accrued) pension cost at September
  30........................................    $   99         $(115)           $  133         $(95)
                                                ======         =====            ======         ====

                                                              1998       1997
                                                              ----       ----
Assumptions used (June 30 measurement date):
  Discount rate.............................................  6.75%      7.75%
  Compensation increase rate................................   4.5%       4.5%
  Long-term rate of return on plan assets...................   9.5%       9.5%

     The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $42 million, $46 million, and $43 million for 1998, 1997, and 1996, respectively.

15. INCOME TAXES

     The components of the income tax provision are as follows (in millions):

                                                              1998    1997    1996
                                                              ----    ----    ----
Current:
  United States.............................................  $140    $243    $158
  Research and experimentation credit.......................    --      --     (65)
  Foreign...................................................    20      44      53
  State and local...........................................    21      44      24
                                                              ----    ----    ----
Total current...............................................   181     331     170
                                                              ----    ----    ----
Deferred:
  United States.............................................   (41)     (7)      7
  Foreign...................................................    (3)    (21)    (11)
  State and local...........................................    (3)     (5)      2
                                                              ----    ----    ----
Total deferred..............................................   (47)    (33)     (2)
                                                              ----    ----    ----
Income tax provision........................................  $134    $298    $168
                                                              ====    ====    ====

     During 1996 the Company reached an agreement with the Internal Revenue Service on its research and experimentation tax credit refund claim related to certain prior years and recorded $65 million as a reduction of its provision for income taxes.

     Net current deferred income tax benefits at September 30, 1998 and 1997 consist of the tax effects of temporary differences related to the following (in millions):

                                                              1998    1997
                                                              ----    ----
Compensation and benefits...................................  $ 98    $ 91
Product warranty costs......................................    42      43
Inventory...................................................     9      (1)
Allowance for doubtful accounts.............................    19      19
Contract loss reserves......................................    31      12
Other-net...................................................    59      56
                                                              ----    ----
Current deferred income taxes...............................  $258    $220
                                                              ====    ====

     Net long-term deferred income taxes included in Other Liabilities in the balance sheet at September 30, 1998 and 1997 consist of the tax effects of temporary differences related to the following (in millions):

                                                              1998     1997
                                                              ----     ----
Retirement benefits.........................................  $(247)   $(227)
Property....................................................    162      174
Intangible assets...........................................    109       91
Loss carryforwards..........................................    (37)     (55)
Foreign tax credit carryforwards............................   (113)    (132)
Other--net..................................................     78       34
                                                              -----    -----
Subtotal....................................................    (48)    (115)
Valuation allowance.........................................    150      187
                                                              -----    -----
Long-term deferred income taxes.............................  $ 102    $  72
                                                              =====    =====

     Management believes it is more likely than not that current and long-term tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($2.9 billion of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss, capital loss and foreign tax credit carryforwards that have not yet been recognized. The carryforward period for net operating and capital losses expires between 1999 and 2006. The carryforward period for foreign tax credits expires between 1999 and 2002.

     The consolidated income tax provision differed from income tax at the United States statutory tax rate for the reasons set forth below (in millions):

                                                              1998    1997    1996
                                                              ----    ----    ----
Income tax expense at thirty-five percent...................  $  9    $257    $186
State and local income taxes................................     1      26      17
Foreign income taxes........................................     3      10      12
Non-deductible goodwill write-off...........................   136      --      --
Non-deductible goodwill amortization........................    11      12      12
Property donation...........................................   (16)     --      --
Foreign sales corporation benefit...........................    (6)     (9)     (7)
Utilization of foreign loss carryforwards...................    (3)     (6)     (7)
Research & experimentation tax credits......................    --      --     (65)
Other.......................................................    (1)      8      20
                                                              ----    ----    ----
Income tax provision........................................  $134    $298    $168
                                                              ====    ====    ====

     In September 1998, the Company donated a trisonic wind tunnel, valued at $49 million, to a university.

     The income tax provisions were calculated based upon the following components of (loss) income from continuing operations before income taxes (in millions):

                                                              1998    1997    1996
                                                              ----    ----    ----
United States (loss) income.................................  $(27)   $669    $430
Foreign income..............................................    52      66     102
                                                              ----    ----    ----
Total.......................................................  $ 25    $735    $532
                                                              ====    ====    ====

     No provision has been made for United States, state, or additional foreign income taxes related to approximately $161 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

     The Company's United States income tax returns for the years 1989 through 1994 are currently under examination. In connection with the divestiture of the A&D Business, the Automotive spin-off and the expected Semiconductor Systems spin-off, the Company has retained, and expects to retain, all tax liabilities and the right to all tax refunds related to United States and certain non-U.S. operations of the A&D Business, Automotive and Semiconductor Systems for periods prior to the respective divestiture dates. Management believes that adequate provision for income taxes has been made for all years through 1998.

16. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                              1998    1997    1996
                                                              ----    ----    ----
STATEMENT OF CASH FLOWS INFORMATION (IN MILLIONS):
Income taxes paid...........................................  $ 59    $449    $591
Interest payments...........................................    55      27      23
STATEMENT OF OPERATIONS INFORMATION (IN MILLIONS):
Research and development:
  Company-initiated.........................................   402     377     352
  Customer-funded...........................................   165     152     128
Maintenance and repairs.....................................   124     107     115
Rental expense..............................................   104      98     106

     Income taxes paid and interest payments related to discontinued operations were (in millions) $3 and $1 in 1998, $25 and $56 in 1997, and $13 and $175 in 1996, respectively, and are included in the determination of the cash flows of discontinued operations.

     Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $232 million as of September 30, 1998 and are payable as follows (in millions): 1999, $51; 2000, $43; 2001, $33; 2002, $25; 2003, $19; and after 2003, $61.

17. CONTINGENT LIABILITIES

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an impact on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial statements.

     The Company has been designated as a potentially responsible party at 23 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1998 to be about $16 million, substantially all of which has been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 1998, management has estimated the total reasonably possible costs the Company could incur for these matters to be about $132 million. The Company has recorded environmental accruals for these matters of $97 million.

     Of the $97 million accrual for environmental matters, $35 million relates to liabilities assumed in connection with the fiscal 1995 acquisition of Reliance Electric Company. In 1998, the Company reached an agreement with Exxon Corporation (Exxon) whereby Exxon will continue to indemnify the Company for substantially all costs related to certain environmental matters, and also reimburse the Company for substantially all costs related to an environmental matter for which Exxon had previously disputed its obligation. Accordingly, in 1998, the Company recorded a $16 million receivable from Exxon related to the previously disputed matter and has total receivables from Exxon related to these matters of $32 million at September 30, 1998.

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

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health and employment matters. Pursuant to the Reorganization, Rockwell has agreed to indemnify Boeing for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the Reorganization. In connection with the Automotive spin-off, Meritor has agreed to indemnify the Company for substantially all contingent liabilities related to Automotive. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial statements.

     In connection with the Semiconductor Systems spin-off, Conexant will assume all contingent liabilities related to its business, including environmental and intellectual property matters. In September 1995, Celeritas Technologies, Ltd. filed suit against the Company for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems. In July 1997, the court entered a judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court's judgment based on breach of contract. The Company continues to believe the judgment is in error and has filed a petition for certiorari with the United States Supreme Court. At September 30, 1998, the Company had accrued a liability of approximately $65 million, which is included in net assets of Semiconductor Systems, for the ultimate resolution of this matter. Prior to the date of the spin-off, the Company will transfer $65 million in cash to Semiconductor Systems, which will be placed in an escrow account to be used to satisfy Semiconductor Systems' obligation with respect to the Celeritas matter.

18. BUSINESS SEGMENT INFORMATION

     The Company's business segments are engaged in research, development, and manufacture and service of electronic controls and communications products as follows:

        Automation--industrial automation equipment and systems, including control logic, sensors, human-machine interface devices, motors, power and mechanical devices and software products.

        Avionics & Communications--avionics products and systems and related communications technologies primarily used in commercial and military aircraft and defense electronic systems for command, control, communications and intelligence; in-flight entertainment systems for commercial aircraft; and electronic commerce products for call center systems and personalized electronic commerce applications.

     The following tables summarize segment information for continuing operations (in millions):

SALES AND RESULTS OF OPERATIONS BY BUSINESS SEGMENT

                                                                        SALES
                                                              --------------------------
                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
Automation..................................................  $4,546    $4,494    $4,165
Avionics & Communications...................................   2,206     1,876     1,619
                                                              ------    ------    ------
Total.......................................................  $6,752    $6,370    $5,784
                                                              ======    ======    ======

                                                                RESULTS OF OPERATIONS
                                                              --------------------------
                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
Automation..................................................  $  594    $  598    $  537
Avionics & Communications...................................     285       266       177
Special charges.............................................    (597)       --       (76)
Purchased research and development..........................    (103)      (23)       --
                                                              ------    ------    ------
Operating earnings..........................................     179       841       638
General corporate-net.......................................     (96)      (79)      (84)
Interest expense............................................     (58)      (27)      (22)
Provision for income taxes..................................    (134)     (298)     (168)
                                                              ------    ------    ------
(Loss) income from continuing operations before accounting
  change....................................................  $ (109)   $  437    $  364
                                                              ======    ======    ======

     In 1998, the special charges relate to the business segments as follows (in millions): Automation, $488; Avionics & Communications, $99; and Corporate, $10. In addition, 1998 purchased research and development of $103 million relates to the acquisition of Passenger Systems, an Avionics & Communications business. In 1997, purchased research and development of $23 million relates to the acquisition of the remaining interest in an Automation software business. In 1996, the special charges relate to the business segments as follows (in millions): Automation, $11; Avionics & Communications, $50; and Corporate, $15.

ASSET INFORMATION BY BUSINESS SEGMENT

                                                                         PROVISION FOR DEPRECIATION
                                              IDENTIFIABLE ASSETS             AND AMORTIZATION
                                           --------------------------    --------------------------
                                                 SEPTEMBER 30,            YEAR ENDED SEPTEMBER 30,
                                           --------------------------    --------------------------
                                            1998      1997      1996      1998      1997      1996
                                            ----      ----      ----      ----      ----      ----
Automation...............................  $3,852    $4,435    $4,254     $220      $219      $234
Avionics & Communications................   1,597     1,200     1,081       75        63        57
Corporate................................     735       892     1,154       11        11        10
Net assets of discontinued operations....     986     1,115     2,075       --        --        --
                                           ------    ------    ------     ----      ----      ----
Total....................................  $7,170    $7,642    $8,564     $306      $293      $301
                                           ======    ======    ======     ====      ====      ====

     Corporate identifiable assets include cash and net deferred income tax assets.

                                                                 CAPITAL EXPENDITURES
                                                              --------------------------
                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                               ----      ----      ----
Automation..................................................   $223      $221      $229
Avionics & Communications...................................    152        83        73
Corporate...................................................     33        32        11
                                                               ----      ----      ----
Total.......................................................   $408      $336      $313
                                                               ====      ====      ====

SALES, RESULTS OF OPERATIONS AND ASSETS BY GEOGRAPHIC AREA

                                                SALES                   RESULTS OF OPERATIONS
                                      --------------------------      --------------------------
                                       YEAR ENDED SEPTEMBER 30,        YEAR ENDED SEPTEMBER 30,
                                      --------------------------      --------------------------
                                       1998      1997      1996        1998      1997      1996
                                       ----      ----      ----        ----      ----      ----
United States.......................  $5,897    $5,512    $4,937      $ 791     $ 777     $ 615
Europe..............................     786       745       734         64        39        39
Asia-Pacific........................     245       271       255         --         2         2
Canada..............................     315       328       279         30        41        35
Latin America.......................     192       151       142         (6)        5        23
Eliminations........................    (683)     (637)     (563)        --        --        --
Special charges.....................      --        --        --       (597)       --       (76)
Purchased research and
  development.......................      --        --        --       (103)      (23)       --
                                      ------    ------    ------      -----     -----     -----
Total...............................  $6,752    $6,370    $5,784        179       841       638
                                      ======    ======    ======
General corporate-net...............                                    (96)      (79)      (84)
Interest expense....................                                    (58)      (27)      (22)
Income tax provision................                                   (134)     (298)     (168)
                                                                      -----     -----     -----
(Loss) income from continuing
  operations before accounting
  change............................                                  $(109)    $ 437     $ 364
                                                                      =====     =====     =====

     In 1998, the special charges relate to the geographic areas as follows (in millions): United States, $538; Europe, $44; Asia-Pacific, $12; Canada, $2; and Latin America, $1. The 1998 and 1997 purchased research and development charges of $103 million and $23 million, respectively, relate to the United States.

     United States sales include export sales to unaffiliated customers of $660 million in 1998, $581 million in 1997, and $591 million in 1996. The 1998 export sales were to the following geographic areas: Canada, $128 million; Europe, $293 million; Asia-Pacific, $182 million; and Latin America, $57 million.

                                                         IDENTIFIABLE ASSETS
                                        ------------------------------------------------------
                                                 SEGMENTS                     CORPORATE
                                        --------------------------      ----------------------
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        --------------------------      ----------------------
           GEOGRAPHIC AREA               1998      1997      1996       1998    1997     1996
           ---------------               ----      ----      ----       ----    ----     ----
United States.........................  $4,563    $4,741    $4,441      $626    $723    $  598
Europe................................     545       490       512        15      56       129
Asia-Pacific..........................     128       192       181        35      35        28
Canada................................     125       136       135        46      76       332
Latin America.........................      88        76        66        13       2        67
Net assets of discontinued
  operations..........................     986     1,115     2,075        --      --        --
                                        ------    ------    ------      ----    ----    ------
Total.................................  $6,435    $6,750    $7,410      $735    $892    $1,154
                                        ======    ======    ======      ====    ====    ======

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        FISCAL 1998 QUARTERS
                                                ------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     1998
                                                -----     ------    -----     ------     ----
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales.........................................  $1,602    $1,674    $1,664    $1,812    $6,752
Cost of sales.................................   1,116     1,170     1,657     1,263     5,206
Income (loss) from continuing operations
  before accounting change....................      60       122      (420)      129      (109)
Net income (loss).............................      72       109      (482)     (126)     (427)
Basic earnings (loss) per share:
  Continuing operations before accounting
     change...................................    0.29      0.61     (2.15)     0.67     (0.55)
  Net income (loss)...........................    0.35      0.54     (2.47)    (0.66)    (2.16)
Diluted earnings (loss) per share:
  Continuing operations before accounting
     change...................................    0.29      0.60     (2.15)     0.67     (0.55)
  Net income (loss)...........................    0.35      0.54     (2.47)    (0.65)    (2.16)

     Per share information is calculated for each quarterly and annual period using average outstanding shares for that period. Therefore, the sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

     First quarter and full year net income (loss) includes a $27 million charge ($17 million after tax, or nine cents per share) related to the cumulative effect of a change in accounting principle.

     Income (loss) from continuing operations before accounting change includes:
(a) the write-off of purchased research and development of $63 million after tax, or 31 cents per share, related to the acquisition of the Passenger Systems business in the first quarter, and (b) the effects of special charges recorded in the third quarter of $508 million after tax, or $2.57 per share, related to asset impairments, work force reductions, facility closures and consolidations and exiting non-strategic businesses and product lines.

                                                        FISCAL 1997 QUARTERS
                                                ------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     1997
                                                -----     ------    -----     ------     ----
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales.........................................  $1,471    $1,568    $1,613    $1,718    $6,370
Cost of sales.................................   1,024     1,088     1,124     1,220     4,456
Income from continuing operations.............      96       104       120       117       437
Net income....................................     179       189       167       109       644
Basic earnings per share:
  Continuing operations.......................    0.44      0.48      0.56      0.56      2.04
  Net income..................................    0.82      0.87      0.79      0.53      3.01
Diluted earnings per share:
  Continuing operations.......................    0.43      0.47      0.56      0.55      2.01
  Net income..................................    0.81      0.85      0.78      0.53      2.97

     The fourth quarter and full year income from continuing operations includes the write-off of purchased research and development of $23 million (before and after tax), or 11 cents per share, related to the acquisition of the remaining interest in an Automation software business.

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Shareowners of
Rockwell International Corporation:

     We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareowners' equity, and cash flows of each of the three years in the period ended September 30, 1998. Our audit also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its method of accounting for certain inventoriable general and administrative costs related to government contracts.

DELOITTE & TOUCHE LLP
Costa Mesa, California
November 4, 1998

     See also the table under the caption Summary of Results of Operations, Continuing Operations, in the MD&A on page 12 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS on pages 3-7 of the 1999 Proxy Statement. In addition, Richard M. Bressler, age 68, who has been a director of the Company since 1986, has resigned effective December 30, 1998. He is Chairman of the Board Composition Committee and a member of the Audit and Compensation and Management Development Committees of the Company's Board of Directors. Mr. Bressler is the retired Chairman of the Board, El Paso Natural Gas Company (Natural Gas Operations). He served as Chief Executive Officer of Burlington Northern Inc. (rail transportation) from 1980 through 1988. Mr. Bressler retired in October 1990 as Chairman of both Burlington Northern Inc. and Burlington Resources Inc. (natural resources operations), positions he had held since 1982 and 1989, respectively. He served as Chairman of the Plum Creek Management Company (timber operations) from April 1989 to January 1993. He was Chairman of the El Paso Natural Gas Company from October 1990 through December 1993. Mr. Bressler is a director of Conexant and General Mills, Inc. and is active in a number of business and civic organizations.

     No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS, AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES and LONG-TERM INCENTIVES PLAN on pages 10-12 and RETIREMENT PLANS on page 17 of the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 9-10, respectively, of the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company during 1998 had purchases of approximately $18.7 million in the normal course of business from The Timken Company, of which Joseph F. Toot, Jr., a director of the Company, was President and Chief Executive Officer through December 1997. Based on the Company's knowledge of prevailing market conditions and prices for the goods and services involved, the Company believes that such transactions were on terms as favorable to the Company as those which might have been obtained from entities with which directors of the Company were not associated.

     The Company has entered into an agreement with Donald R. Beall, its retired Chairman of the Board and a director, providing for his continued availability as an advisor to the Company's management following his retirement through September 30, 1999 (subject to extension) with compensation at an annual rate of $600,000. In addition, Mr. Beall will continue to be covered under certain medical benefit plans, to have the use of an automobile and, subject to availability, the use of the Company's aircraft for business travel. He also will be reimbursed for memberships in certain clubs and will have the use of office facilities and secretarial assistance.

     The Company has entered into an agreement with Jodie K. Glore, its former Senior Vice President and President & Chief Operating Officer--Rockwell Automation, providing for his salary continuation through October 31, 1999. In addition, Mr. Glore will be eligible to receive compensation under the Company's Incentive Compensation Plan in respect of fiscal year 1998 and certain amounts in respect of outstanding awards under the Company's 1995 Long-Term Incentives Plan. Through October 31, 1999, Mr. Glore will continue to be covered under certain medical benefit plans, to have use of an automobile and to be reimbursed for membership in certain clubs.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedule and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

           Consolidated Balance Sheet, September 30, 1998 and 1997.

           Consolidated Statement of Operations, years ended September 30, 1998, 1997 and 1996.

           Consolidated Statement of Cash Flows, years ended September 30, 1998, 1997 and 1996.

           Consolidated Statement of Shareowners' Equity, years ended September 30, 1998, 1997 and 1996.

           Notes to Consolidated Financial Statements.

           Independent Auditors' Report.

        (2) Financial Statement Schedule for the years ended September 30, 1998, 1997 and 1996.

                                                                    PAGE
                                                                    ----
      Schedule II--Valuation and Qualifying Accounts..............   S-1

           Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits.

            3-a-1     Restated Certificate of Incorporation of the Company, as
                      amended, filed as Exhibit 3-a-1 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
            3-b-1     Amendments, adopted November 4, 1998, to the By-Laws of the
                      Company.
            3-b-2     By-Laws of the Company.
            4-a-1     Rights Agreement, dated as of November 30, 1996, between the
                      Company and ChaseMellon Shareholder Services, L.L.C., as
                      rights agent, filed as Exhibit 4-c to Registration Statement
                      No. 333-17031, is hereby incorporated by reference.
            4-b-1     Indenture dated as of April 1, 1993 between Reliance
                      Electric Company and Bankers Trust Company, as Trustee,
                      pursuant to which the 6.8% Notes of Reliance Electric
                      Company due April 15, 2003 have been issued, filed as
                      Exhibit 4.7 to Registration Statement No. 33-60066, is
                      hereby incorporated by reference.
            4-b-2     First Supplemental Indenture dated April 14, 1993 to the
                      Indenture listed as Exhibit 4-b-1 above, filed as Exhibit
                      4.1 to Current Report on Form 8-K of Reliance Electric
                      Company dated April 19, 1993, is hereby incorporated by
                      reference.

            4-b-3     Form of the 6.8% Notes of Reliance Electric Company due
                      April 15, 2003, filed as Exhibit 4-8 to Registration
                      Statement No. 33-60066, is hereby incorporated by reference.
            4-c-1 Indenture dated as of December 1, 1996 between the Company and The Chase Manhattan Bank (successor to Mellon Bank,
                      N.A.), as Trustee, filed as Exhibit 4-a to Registration
                      Statement No. 333-43071, is hereby incorporated by reference.
            4-c-2     Form of certificate for the Company's 6.15% Notes due
                      January 15, 2008, filed as Exhibit 4-a to the Company's
                      Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
            4-c-3     Form of certificate for the Company's 6.70% Debentures due
                      January 15, 2028, filed as Exhibit 4-b to the Company's
                      Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
            4-c-4     Form of certificate for the Company's 5.20% Debentures due
                      January 15, 2098, filed as Exhibit 4-c to the Company's
                      Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
          *10-a-1 Copy of the Company's 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
          *10-a-2 Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, amending the Company's 1988
                      Long-Term Incentives Plan, filed as Exhibit 4-g-1 to
                      Registration Statement No. 333-17055, is hereby incorporated by reference.
          *10-a-3 Copy of resolution of the Board of Directors of the Company, adopted November 5, 1997, increasing the number of shares authorized for issuance under the Company's 1988 Long-Term
                      Incentives Plan, filed as Exhibit 10-b-2 to the Company's
                      Annual Report on Form 10-K for the year ended September 30,
                      1997, is hereby incorporated by reference.
          *10-a-4     Forms of Stock Option Agreements under the Company's 1988
                      Long-Term Incentives Plan for options granted prior to May
                      1, 1992, filed as Exhibit 10-d-2 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1988
                      (File No. 1-1035), are hereby incorporated by reference.
          *10-a-5     Forms of Stock Option and Stock Appreciation Rights
                      Agreements under the Company's 1988 Long-Term Incentives
                      Plan for options and stock appreciation rights granted prior to May 1, 1992, filed as Exhibit 10-d-3 to the Company's
                      Annual Report on Form 10-K for the year ended September 30,
                      1988 (File
                      No. 1-1035), are hereby incorporated by reference.
          *10-a-6     Form of Stock Option Agreement under the Company's 1988
                      Long-Term Incentives Plan for options granted after May 1,
                      1992 and prior to March 1, 1993, filed as Exhibit 28-a-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-1035), is hereby incorporated by reference.
          *10-a-7     Forms of Stock Option Agreements under the Company's 1988
                      Long-Term Incentives Plan for options granted after March 1,
                      1993 and prior to November 1, 1993, filed as Exhibit 28-a to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-1035), are hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

          *10-a-8     Forms of Stock Option Agreements under the Company's 1988
                      Long-Term Incentives Plan for options granted after November
                      1, 1993 and prior to December 1, 1994, filed as Exhibit
                      10-d-6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are hereby incorporated by reference.
          *10-a-9     Forms of Stock Option Agreements under the Company's 1988
                      Long-Term Incentives Plan for options granted after December
                      1, 1994, filed as Exhibit 10-d-7 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1994
                      (File No. 1-1035), are hereby incorporated by reference.
          *10-b-1 Copy of the Company's 1995 Long-Term Incentives Plan, as amended.
          *10-b-2     Forms of Stock Option Agreements under the Company's 1995
                      Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to the Company's
                      Annual Report on Form 10-K for the year ended September 30,
                      1994 (File No. 1-1035), are hereby incorporated by reference.
          *10-b-3     Forms of Stock Option Agreements under the Company's 1995
                      Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998.
          *10-b-4     Form of Stock Option Agreement under the Company's 1995
                      Long-Term Incentives Plan for options granted on April 23,
                      1998.
          *10-b-5     Form of Stock Option Agreement under the Company's 1995
                      Long-Term Incentives Plan for options granted after August
                      31, 1998.
          *10-b-6     Form of Restricted Stock Agreement under the Company's 1995
                      Long-Term Incentives Plan, filed as Exhibit 10-e to the
                      Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
          *10-b-7 Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit
                      10-c-5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-b-8     Copy of Restricted Stock Agreement dated December 6, 1996
                      between the Company and W.M. Barnes, filed as Exhibit 10-c-6 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-b-9 Copy of Restricted Stock Agreement dated December 6, 1996 between the Company and W.J. Calise, Jr., filed as Exhibit
                      10-c-7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-b-10    Copy of Restricted Stock Agreement dated December 3, 1997
                      between the Company and D.W. Decker, filed as Exhibit 10-c-8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-b-11    Copy of Amendment to Restricted Stock Agreement dated
                      November 30, 1998 between the Company and D.W. Decker.
          *10-b-12 Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Jodie K. Glore, filed as Exhibit
                      10-c-9 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

          *10-c-1 Copy of the Company's Directors Stock Plan, as amended, filed as Exhibit B to the Company's Proxy Statement for its 1996 Annual Meeting of Shareowners (File No. 1-1035), is hereby incorporated by reference.
          *10-c-2     Form of Stock Option Agreement under the Company's Directors
                      Stock Plan, filed as Exhibit 10-d to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1996
                      (File No. 1-1035), is hereby incorporated by reference.
          *10-c-3     Forms of Restricted Stock Agreements under the Company's
                      Directors Stock Plan between the Company and each of George
                      L. Argyros, Richard M. Bressler, William H. Gray, III, James
                      Clayburn La Force, Jr., William T. McCormick, Jr., John D.
                      Nichols and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.
          *10-c-4     Copy of Amendment to Restricted Stock Agreements dated
                      November 30, 1998, between the Company and Richard M.
                      Bressler.
          *10-c-5 Copy of resolution of the Board of Directors of the Company, adopted February 5, 1997, amending the Company's Directors
                      Stock Plan, filed as Exhibit 10-d-10 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-d-1 Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company's (i) 1988 Long-Term Incentives Plan, (ii) 1995
                      Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Registration Statement No.
                      333-17055, is hereby incorporated by reference.
          *10-d-2 Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company's (i) 1988 Long-Term Incentives Plan, (ii)
                      1995 Long-Term Incentives Plan and (iii) Directors Stock
                      Plan, filed as Exhibit 10-e-3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-e-1 Copy of the Company's Incentive Compensation Plan, amended and restated as of July 1, 1997, filed as Exhibit 10-f-1 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1997, is hereby incorporated by reference.
          *10-f-1 Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1993 (File No. 1-1035), is hereby incorporated by reference.
          *10-g-1 Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, authorizing the assignment of certain compensation and employee benefit plans to New
                      Rockwell International Corporation, including the Company's
                      (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term
                      Incentives Plan, (iii) Directors Stock Plan, (iv) Incentive
                      Compensation Plan, (v) Deferred Compensation Plan and (vi)
                      Annual Incentive Compensation Plan for Senior Executive
                      Officers, filed as Exhibit 4-g-3 to Registration Statement
                      No. 333-17055, is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

          *10-g-2     Copy of resolution of the Board of Directors of New Rockwell
                      International Corporation, adopted December 4, 1996, assuming and adopting the Company's (i) 1988 Long-Term
                      Incentives Plan, (ii) 1995 Long-Term Incentives Plan, (iii)
                      Directors Stock Plan, (iv) Incentive Compensation Plan, (v)
                      Deferred Compensation Plan and (vi) Annual Incentive
                      Compensation Plan for Senior Executive Officers, filed as
                      Exhibit 10-h-2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
          *10-h-1 Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company's Deferred Compensation Policy for Non-Employee
                      Directors, filed as Exhibit 10-h-1 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1994
                      (File No. 1-1035), is hereby incorporated by reference.
          *10-h-2 Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company's Deferred Compensation Policy for
                      Non-Employee Directors, filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
          *10-h-3     Copy of resolutions of the Board of Directors of New
                      Rockwell International Corporation, adopted December 4,
                      1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1996, is hereby incorporated by reference.
          *10-i-1 Copy of resolutions of the Board of Directors of the Company, adopted November 2, 1994, providing for the Company's Retirement Policy for Non-Employee Directors, filed as Exhibit 10-j-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (File No.
                      1-1035), is hereby incorporated by reference.
          *10-i-2 Copy of resolutions of the Board of Directors of the Company, adopted December 6, 1995, rescinding the Company's
                      Retirement Policy for Non-Employee Directors (except to the extent applicable to Directors then age 67 or older and former Directors then retired), filed as Exhibit 10-j-2 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.
          *10-i-3     Copy of resolution of the Board of Directors of New Rockwell
                      International Corporation, adopted December 4, 1996, assuming and adopting the Company's Retirement Policy for Non-Employee Directors (applicable to Directors of the
                      Company who were age 67 or older on December 6, 1995 and former Directors then retired), filed as Exhibit 10-j-3 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1996, is hereby incorporated by reference.
          *10-j-1     Copy of the Company's Annual Incentive Compensation Plan for
                      Senior Executive Officers, filed as Exhibit A to the
                      Company's Proxy Statement for its 1996 Annual Meeting of
                      Shareowners (File No. 1-1035), is hereby incorporated by reference.
          *10-k-1 Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-l-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

          *10-l-1     Consulting Agreement dated as of November 25, 1997 between the Company and Donald R. Beall, filed as Exhibit 10-n-1 to the Company's Annual Report on Form 10-K for year ended
                      September 30, 1997, is hereby incorporated by reference.
          *10-m-1     Agreement and General Release dated October 22, 1998 between the Company and Jodie K. Glore.
           10-n-1     Agreement and Plan of Distribution dated as of December 6,
                      1996, among Rockwell International Corporation (now named
                      Boeing North American, Inc.), the Company (formerly named
                      New Rockwell International Corporation), Allen-Bradley
                      Company, Inc., Rockwell Collins, Inc., Rockwell
                      Semiconductor Systems, Inc., Rockwell Light Vehicle Systems,
                      Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as
                      Exhibit 10-b to the Company's Quarterly Report on Form 10-Q
                      for the quarter ended December 31, 1996, is hereby
                      incorporated by reference.
           10-n-2     Post-Closing Covenants Agreement dated as of December 6,
                      1996, among Rockwell International Corporation (now named
                      Boeing North American, Inc.), The Boeing Company, Boeing NA,
                      Inc. and the Company (formerly named New Rockwell
                      International Corporation), filed as Exhibit 10-c to the
                      Company's Quarterly Report on Form 10-Q for the quarter
                      ended December 31, 1996, is hereby incorporated by
                      reference.
           10-n-3     Tax Allocation Agreement dated as of December 6, 1996, among
                      Rockwell International Corporation (now named Boeing North
                      American, Inc.), the Company (formerly named New Rockwell
                      International Corporation) and The Boeing Company, filed as
                      Exhibit 10-d to the Company's Quarterly Report on Form 10-Q
                      for the quarter ended December 31, 1996, is hereby
                      incorporated by reference.
           10-o-1     Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as
                      Exhibit 2.1 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-o-2     Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-o-3     Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           12         Computation of Ratio of Earnings to Fixed Charges for the
                      Five Years Ended September 30, 1998.
           21         List of Subsidiaries of the Company.
           23         Independent Auditors' Consent.
           24         Powers of Attorney authorizing certain persons to sign this
                      Annual Report on Form 10-K on behalf of certain directors
                      and officers of the Company.
           27         Financial Data Schedule for this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

---------------
* Management contract or compensatory plan or arrangement.

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

                                      ROCKWELL INTERNATIONAL CORPORATION

                                      By      /s/ WILLIAM J. CALISE, JR.
                                         ---------------------------------------

                                                 WILLIAM J. CALISE, JR.
                                         SENIOR VICE PRESIDENT, GENERAL COUNSEL
                                                      AND SECRETARY

Dated: December 3, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 3RD DAY OF DECEMBER 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

            DON H. DAVIS, JR.*
        CHAIRMAN OF THE BOARD AND
         CHIEF EXECUTIVE OFFICER
      (PRINCIPAL EXECUTIVE OFFICER)

            GEORGE L. ARGYROS*
                 DIRECTOR

             DONALD R. BEALL*
                 DIRECTOR

           RICHARD M. BRESSLER*
                 DIRECTOR

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

            W. MICHAEL BARNES*
SENIOR VICE PRESIDENT, FINANCE & PLANNING
                   AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL
            FINANCIAL OFFICER)

           WILLIAM E. SANDERS*
 VICE PRESIDENT AND CONTROLLER (PRINCIPAL
           ACCOUNTING OFFICER)

*By /s/ WILLIAM J. CALISE, JR.
     --------------------------------------------------------------
     WILLIAM J. CALISE, JR., ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                 BALANCE AT
                                                 BEGINNING    NET CHARGE TO                  BALANCE AT
                                                     OF         COSTS AND                      END OF
                  DESCRIPTION                     YEAR(A)       EXPENSES      DEDUCTIONS      YEAR(A)
                  -----------                    ----------   -------------   ----------     ----------
Year ended September 30, 1998:
  Allowance for doubtful accounts..............     $56            $ 7           $ 8(b)         $55
Year ended September 30, 1997:
  Allowance for doubtful accounts..............      62              3             6(b)          56
                                                                                   3(c)
Year ended September 30, 1996:
  Allowance for doubtful accounts..............      38             30             7(b)          62
                                                                                  (1)(c)

---------------

(a)  Includes allowances for commercial and other long-term receivables.

(b)  Uncollectible accounts written off.

(c) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.