Form 10-Q
period 1998-12-31
ROCKWELL INTERNATIONAL CORP
filed 1999-02-10
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended         December 31, 1998



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

                        Yes      X      No

189,766,417 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 1999.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX

                                                                        Page
                                                                         No.

PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet--
                    December 31, 1998 and September 30, 1998.......       2

                    Consolidated Statement of Operations--
                    Three Months Ended December 31, 1998 and 1997..       3

                    Consolidated Statement of Cash Flows--
                    Three Months Ended December 31, 1998 and 1997..       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      10

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      15




PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      16

          Item 2.   Changes in Securities and Use of Proceeds......      16

          Item 5.   Other Information..............................      16

          Item 6.   Exhibits and Report on Form 8-K................      17

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In millions)
                                  (Unaudited)

                                                  December 31   September 30
                                                     1998           1998
                                  ASSETS
Current assets:
   Cash...........................................  $   195       $   103
   Receivables (less allowance for doubtful
     accounts:  December 31, 1998, $53;
     September 30, 1998, $51).....................    1,136         1,223
   Inventories, net...............................    1,352         1,313
   Deferred income taxes..........................      314           258
   Other current assets...........................      233           213
   Net assets of Semiconductor Systems............        -           986

           Total current assets...................    3,230         4,096

Property, net.....................................    1,518         1,535
Intangible assets, net............................    1,333         1,330
Other assets......................................      237           209

                         TOTAL....................  $ 6,318       $ 7,170

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt................................  $   331       $   156
   Accounts payable...............................      680           733
   Compensation and benefits......................      440           547
   Income taxes payable...........................       67            19
   Other current liabilities......................      510           528

           Total current liabilities..............    2,028         1,983

Long-term debt....................................      910           908
Retirement benefits...............................      711           718
Other liabilities.................................      301           316

                    Total liabilities.............    3,950         3,925

Shareowners' equity:
   Common Stock (shares issued: 216.4)............      216           216
   Additional paid-in capital.....................      927           923
   Retained earnings..............................    2,840         3,697
   Accumulated other comprehensive loss...........     (134)         (135)
   Common Stock in treasury, at cost (shares held:
     December 31, 1998, 26.6;
     September 30, 1998, 25.8)....................   (1,481)       (1,456)

                    Total shareowners' equity.....    2,368         3,245

                         TOTAL....................  $ 6,318       $ 7,170

                 See Notes to Consolidated Financial Statements.

                        ROCKWELL INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENT OF OPERATIONS
                      (In millions, except per share amounts)
                                    (Unaudited)

                                                        Three Months Ended
                                                            December 31
                                                          1998       1997
Revenues:
  Sales...............................................  $ 1,608    $ 1,602
  Other income, net...................................       46         20

    Total revenues....................................    1,654      1,622

Costs and expenses:
  Cost of sales.......................................    1,135      1,116
  Selling, general, and administrative................      291        302
  Purchased research and development..................        -        103
  Interest............................................       19          4

    Total costs and expenses..........................    1,445      1,525

Income from continuing
  operations before income taxes......................      209         97

Income tax provision..................................      (75)       (37)

INCOME FROM CONTINUING OPERATIONS
  BEFORE ACCOUNTING CHANGE............................      134         60

(Loss) income from discontinued operations............      (20)        29

Cumulative effect of accounting change................        -        (17)

NET INCOME............................................  $   114    $    72

Basic earnings per share:
  Continuing operations before accounting change......  $  0.71    $  0.29
  Discontinued operations.............................    (0.11)      0.15
  Cumulative effect of accounting change..............        -      (0.09)

  Net income..........................................  $  0.60    $  0.35

Diluted earnings per share:
  Continuing operations before accounting change......  $  0.70    $  0.29
  Discontinued operations.............................    (0.11)      0.15
  Cumulative effect of accounting change..............        -      (0.09)

  Net income..........................................  $  0.59    $  0.35

Cash dividends per share..............................  $ 0.255    $ 0.255

Weighted average outstanding shares:
   Basic..............................................    189.9      204.8
   Diluted (includes effect of stock options).........    192.2      207.8


                  See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In millions)
                                 (Unaudited)

                                                        Three Months Ended
                                                            December 31
                                                          1998       1997
CONTINUING OPERATIONS:
Operating Activities:

Income from continuing operations before accounting
   change.............................................  $   134     $    60
Adjustments to income from continuing
  operations before accounting change to arrive at
  cash provided by operating activities:
    Depreciation......................................       53          52
    Amortization of intangible assets.................       15          23
    Deferred income taxes.............................      (96)        (40)
    Pension expense, net of contributions.............       13           7
    Purchased research and development................        -         103
    Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables...................................       85          19
        Inventories...................................      (36)        (48)
        Accounts payable..............................      (59)        (66)
        Income taxes payable..........................      129          45
        Compensation and benefits.....................     (109)        (53)
        Other assets and liabilities..................      (75)         41
           Cash Provided by Operating Activities......       54         143

Investing Activities:

Property additions....................................      (55)        (59)
Acquisitions of businesses, net of cash acquired......      (46)       (158)
Proceeds from disposition of property and businesses..       92          13
           Cash Used for Investing Activities.........       (9)       (204)

Financing Activities:

Net increase in debt..................................      180         283
Purchases of treasury stock...........................      (56)       (239)
Cash dividends........................................      (48)        (52)
Reissuances of common stock...........................       18           8
           Cash Provided by Financing Activities......       94           -

CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS.....      139         (61)

Cash Used for Discontinued Operations.................      (47)        (39)
INCREASE (DECREASE) IN CASH...........................       92        (100)
CASH AT BEGINNING OF PERIOD...........................      103         269
CASH AT END OF PERIOD.................................  $   195     $   169

See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

Rockwell adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), at the beginning of 1999. SFAS 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements. The adoption of this statement had no impact on the Company's net income or shareowners' equity. SFAS 130 requires certain equity adjustments to be reported as components of comprehensive income. The amounts set forth as accumulated other comprehensive loss in the accompanying balance sheet is primarily comprised of deferred foreign currency translation adjustments. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130. The reconciliation of net income to comprehensive income is as follows (in millions):

                                                        Three Months Ended
                                                            December 31
                                                          1998       1997

  Net income......................................   $  114     $   72
  Other comprehensive income (loss):
    Net foreign currency translation adjustment...        1        (24)
  Comprehensive income............................   $  115     $   48

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal year 2000, but earlier adoption is permitted. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. The Company believes the impact of adopting this standard will not be material to its results of operations or equity.

Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts to expense these costs as incurred. Under the previous accounting method, these costs were included in inventory. The amount of general and administrative costs included in inventory as of October 1, 1997, was $27 million ($17 million after-tax or $0.09 per share) and is presented as the cumulative effect of an accounting change in the consolidated statement of operations for the three months ended December 31, 1997.

                       ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2. Discontinued operations relate to the Company's former Semiconductor Systems business (Semiconductor Systems).

On December 31, 1998, the Company completed the spin-off of Semiconductor Systems into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Conexant Systems, Inc. (Conexant) to the Company's shareowners on the basis of one share of Conexant Common Stock for every two shares of Company Common Stock owned. The net assets of Conexant as of December 31, 1998 of approximately $910 million were recorded as a decrease to shareowners' equity. Prior to the spin-off, Conexant distributed to Rockwell its wafer fabrication facilities in Colorado Springs, Colorado with a net book value of $21 million and a related deferred tax asset of $48 million. Also, prior to the spin-off, Rockwell paid $64 million into an escrow account to be used to satisfy Conexant's obligation with respect to a litigation matter (see Note 11).

The following table summarizes the results of Semiconductor Systems (in millions):

                                                        Three Months Ended
                                                            December 31
                                                          1998       1997

     Revenues.........................................  $  289     $  377
     (Loss) income before income taxes................     (29)        41
     Net (loss) income................................     (20)        29

Rockwell accrued for Conexant's estimated first quarter 1999 operating loss and costs related to the spin-off in 1998. The additional loss recorded in the first quarter of 1999 relates principally to Rockwell's decision to record a further writedown of the wafer fabrication facilities in Colorado Springs and for related costs of disposal.

3. In the third quarter of 1998, the Company recorded special charges of $597 million ($508 million after tax, or $2.57 per share) in connection with asset impairments and the implementation of the comprehensive restructuring program. These charges, including the effects of adjustments through December 31, 1998, included $118 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,200 employees and $80 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions are expected to be substantially complete by the end of 1999.

Total cash expenditures in connection with these actions are expected to approximate $195 million. The Company spent approximately $41 million through December 31, 1998, of which $27 million related to severance and other employee separation costs, and expects to spend an additional $101 million through the end of calendar 1999, which is recorded in current liabilities. As a result of actions taken through December 31, 1998, the workforce was reduced by approximately 1,450 employees.

Revenues of businesses and product lines which are being exited were $19 million and $58 million for the quarters ended December 31, 1998 and 1997, respectively. The net operating loss related to these businesses and product lines is not material.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


4. In October 1998, the Company sold its railroad electronics business at a gain of $36 million.

In November 1998, the Company acquired Anorad Corporation, a manufacturer of linear motor equipment, for $45 million. The acquisition has been accounted for as a purchase as of December 31, 1998. Assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available.

In December 1997, the Company acquired the in-flight entertainment business of Hughes-Avicom International, Inc. (Passenger Systems). The acquisition has been accounted for as a purchase as of December 31, 1997, and the Company has recorded a charge of $103 million ($63 million after-tax) for purchased research and development. The remaining assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management. The results of Passenger Systems have been included in the consolidated statement of operations since the date of acquisition.

5.   Inventories, net of reserves, are summarized as follows (in millions):

                                                   December 31    September 30
                                                      1998            1998

     Finished goods................................  $   395        $   385
     Work in process...............................      454            459
     Raw materials, parts, and supplies............      491            456
       Total.......................................    1,340          1,300
     Adjustment to the carrying value of
       certain inventories to a LIFO basis.........       12             13

       Inventories.................................  $ 1,352        $ 1,313

6. Intangible assets, net of accumulated amortization, are summarized as follows (in millions):

                                                   December 31    September 30
                                                      1998            1998

     Goodwill......................................  $   853        $   846
     Trademarks, patents, product technology,
       and other intangibles.......................      480            484

       Intangible assets...........................  $ 1,333        $ 1,330

7.   Short-term debt consisted of the following (in millions):

                                                   December 31    September 30
                                                      1998            1998


     Commercial paper..............................  $   300        $    90
     Short-term foreign bank borrowings............       29             64
     Current portion of long-term debt.............        2              2

       Short-term debt.............................  $   331        $   156

At December 31, 1998, the Company had $1.0 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $285 million at both December 31, 1998 and September 30, 1998 and consist of arrangements for which there were no significant commitment fees.

                      ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


8.   Other current liabilities are summarized as follows (in millions):

                                                   December 31    September 30
                                                      1998            1998

     Contract reserves and advance payments........  $   188        $   207
     Product warranty costs........................      120            117
     Taxes other than income taxes.................       46             44
     Interest......................................       26             16
     Other.........................................      130            144

       Other current liabilities...................  $   510        $   528

9.   Long-term debt consisted of the following (in millions):

                                                   December 31    September 30
                                                      1998            1998

     6.8% notes, payable in 2003...................  $   150        $   150
     6.15% notes, payable in 2008..................      350            350
     6.70% debentures, payable in 2028.............      250            250
     5.20% debentures, payable in 2098.............      200            200
     Other obligations.............................       20             18
     Less unamortized discount.....................      (58)           (58)
       Total.......................................      912            910
     Less current portion..........................       (2)            (2)

       Long-term debt..............................  $   910        $   908

10.  Retirement benefit liabilities consisted of the following (in millions):

                                                   December 31    September 30
                                                      1998            1998

     Retirement medical costs...................     $   659        $   668
     Pension costs..............................         118            116
       Total....................................         777            784
     Amount classified as current liability.....         (66)           (66)

       Retirement benefits......................     $   711        $   718

11. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


In connection with the Semiconductor Systems spin-off, Conexant assumed all contingent liabilities related to its business, including environmental and intellectual property matters. In September 1995, Celeritas Technologies, Ltd. filed suit against the Company for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems. In July 1997, the court entered a judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court's judgment based on breach of contract. In January 1999, the U.S. Supreme Court denied Rockwell's petition for certiorari. Prior to the spin-off, Rockwell paid $64 million into an escrow account which will be used to satisfy Conexant's obligation with respect to this matter.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The contributions to sales and results of operations by business segment of the Company for the first quarter of 1999 and 1998 are presented below (in millions).
                                                         Three Months Ended
                                                             December 31
                                                           1998      1997

   Sales
     Automation.........................................  $ 1,045   $ 1,139
     Avionics & Communications..........................      563       463

   Total sales..........................................  $ 1,608   $ 1,602

   Operating earnings
     Automation.........................................  $   143   $   144
     Avionics & Communications..........................      123        75
     Purchased research and development.................        -      (103)
     Operating earnings.................................      266       116
   General corporate - net..............................      (38)      (15)
   Interest expense.....................................      (19)       (4)
   Provision for income taxes...........................      (75)      (37)

   INCOME FROM CONTINUING OPERATIONS BEFORE ACCOUNTING
     CHANGE.............................................      134        60

   (Loss) income from discontinued operations...........      (20)       29

   Cumulative effect of accounting change...............        -       (17)

   NET INCOME...........................................  $   114   $    72

Purchased research and development relates to the acquisition of an Avionics & Communications business in 1998.

Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts. This change relates to the Avionics & Communications business segment.

1999 First Quarter Compared to 1998 First Quarter

First quarter 1999 sales of $1.6 billion were about the same as last year's sales. Automation's sales were down approximately $90 million primarily due to slow North American market activity across most industry sectors, particularly in forest products, metals and oil and gas. The decrease also reflects the elimination of sales of Kato Engineering, which was sold in the third quarter of 1998. Avionics & Communications' sales increased $100 million primarily due to the inclusion of $60 million of sales from the passenger systems business, which was acquired in December 1997, and strong increases posted by both air transport systems and business and regional systems as a result of higher customer service revenue and increased production of business and regional aircraft. Also contributing to the improvement was strong sales growth at our Electronic Commerce business driven by increased demand for Spectrum automatic call distribution systems.

Income from continuing operations in the first quarter of 1999 was $134 million, or 70 cents per share, versus first quarter 1998 income from continuing operations of $123 million, or 59 cents per share (before an acquisition-related charge). The nine percent increase was due to strong performance at our Avionics & Communications businesses and Automation's ability to offset the impact of lower sales with improved operating efficiencies. The improved results include about $40 million of pre-tax savings due to lower operating costs from the restructuring program announced in June 1998. Including an after-tax charge of $63 million for purchased research and development relating to the passenger systems acquisition, first quarter 1998 income from continuing operations was $60 million, or 29 cents per share.

                     ROCKWELL INTERNATIONAL CORPORATION


Automation's earnings of $143 million for the first quarter of 1999 were about the same as last year's first quarter earnings of $144 million. Lower operating costs of $30 million resulting from the Company's restructuring program and performance improvements at our motors business offset the impact of the sales decline and a $9 million charge related to consolidation of the power systems business. Automation's return on sales improved to 13.7 percent from 1998's first quarter return on sales of 12.6 percent.

Avionics & Communications operating earnings were $123 million, a 64 percent increase over 1998 first quarter earnings of $75 million (excluding an acquisition-related charge of $103 million). In addition to earnings increases generated from increased sales for both Rockwell Collins and Electronic Commerce, operating earnings include a gain on the sale of the railroad electronics business of approximately $36 million and a charge of $10 million principally related to the consolidation of certain government systems activities. Excluding these items, return on sales improved to 17.2 percent in the first quarter, compared to 16.2 percent in the comparable period a year ago.

Corporate expenses increased to $38 million in the first quarter of 1999, from $15 million in the first quarter of 1998. First quarter 1999 corporate expenses include a charge of $15 million for certain costs, principally facility-related costs incurred in connection with the decision to relocate the corporate office. Additional costs are expected to be incurred in 1999 as the corporate functions relocate. Corporate expenses in 1998 included approximately $8 million of additional proceeds resulting from the favorable resolution of a divestiture matter.

Rockwell continues to expect earnings per share from continuing operations in 1999 in the $2.90 to $3.00 range, including costs of relocating the corporate offices. We expect to achieve this level of performance with strong growth at Rockwell Collins and cost reductions and operating efficiencies generated by our restructuring program.

Discontinued Operations:

The spin-off of the Company's former Semiconductor Systems business, Conexant Systems, Inc., was completed on December 31, 1998. The loss from discontinued operations for the first quarter of fiscal 1999 includes a $20 million pre-tax charge due to Rockwell's recent decision to record a further writedown of Conexant's former wafer fabrication facilities in Colorado Springs, Colorado. Rockwell retained these facilities as part of the spin-off. The first quarter net loss also includes a charge for costs related to the disposal of these facilities. In addition, Rockwell accrued for Conexant's estimated 1999 first quarter operating loss and costs related to the spin-off in fiscal 1998.

                       ROCKWELL INTERNATIONAL CORPORATION

FINANCIAL CONDITION

The major uses of cash for the first quarter of 1999 were the $64 million payment related to a litigation matter, the common stock repurchase program, property additions, cash dividends paid to shareowners and the acquisition of Anorad Corporation.

The Company spent approximately $56 million in the first quarter in connection with its stock repurchase program. At December 31, 1998, the Company had approximately $109 million remaining on its current $500 million stock repurchase program. The Company is not currently repurchasing stock and no decision has been made regarding the resumption of stock repurchases.

In November 1998, the Company completed the acquisition of Anorad Corporation, a manufacturer of linear motor-based precision positioning equipment, for $45 million.

A major source of cash for the first three months of 1999 was from the sale of the Company's railroad electronics business to Westinghouse Air Brake Company for approximately $80 million in cash.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, cash payments made in connection with the Company's restructuring program, dividends to shareowners and acquisitions.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 37 and 38 in Note 17 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that at December 31, 1998, there has been no material change to this information.

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

                       ROCKWELL INTERNATIONAL CORPORATION


The Company has developed plans to address issues related to the impact of the Year 2000 in five major areas: products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecommunication systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers. Each of the five areas are undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all resources are inventoried to identify those that have any type of software or hardware Year 2000 issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure substantial completion of upgrades for critical systems by the middle of calendar 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the inventory and assess-ment phases. Finally, in the testing phase, all upgraded items are tested to verify Year 2000 readiness. The Company has completed the inventory phase for all five areas and has substantially completed the assessment and strategy phases for all five areas. At December 31, 1998, the Company was approximate-ly 75 percent complete in the conversion/upgrade phase for each of the five areas and was substantially complete with the final testing for situations where the Company has completed the conversion/upgrade phase.

The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to be substantially complete with this project by the middle of calendar 1999. The current estimate of total project costs is approximately $42 million, which includes the cost of purchasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Approximately two-thirds of the total cost relates to the use of internal resources (primarily salary costs), and about 70 percent of the total project cost had been spent through December 31, 1998, with substantially all ofthe remainder to be spent during 1999.

The Company has enlisted the services of industry consultants and outside contractors to assist with its Year 2000 identification, assessment, remediation and testing efforts. The costs of the Company's Year 2000 identi-fication, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon manage-ment's estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. Notwithstanding this com-prehensive program to make a smooth transition, there can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology. Moreover, the Company could be adversely impacted by the Year 2000 issues faced by major distributors, customers, vendors, governments and financial service organizations with which the Company interacts.

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

                       ROCKWELL INTERNATIONAL CORPORATION


Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all critical materials and manufacturing suppliers. This questionnaire included questions on products, services, internal operating systems and the supplier's own supply chain. As of December 31, 1998, the Company has received responses from approximately 60 percent of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance.

The varying definitions of "compliance with Year 2000" and the array of products and services sold by the Company, both today and in the past, may lead to claims whose impact on the Company is not currently estimable. The Company has product and general liability insurance policies which provide coverage in the event of certain product failures. The Company has not, however, purchased Year 2000 specific insurance because, in management's view, the cost is prohibitive and likely of little value. Of course, in many cases, the Company contractually limits or disclaims consequential damages in the Company's sales contracts. No assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products contain provisions requiring such parties to indemnify the Company under certain circumstances, there can be no assurance that such indemnifi-cation arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to the Year 2000 issue.

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

                       ROCKWELL INTERNATIONAL CORPORATION


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company's financial instruments include cash, equity securities, short- and long-term debt, and foreign currency forward exchange contracts. At December 31, 1998, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

The Company's foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the Company's outstanding foreign currency forward exchange contracts by country is as follows (in millions):

                                                     December 31   September 30
                                                         1998          1998

   United Kingdom (Pound Sterling)...................   $136          $151
   Canada (Dollar)...................................     86           110
   Switzerland (Franc)...............................     81            78
   Germany (Deutsche Mark)...........................     70            80
   Australia (Dollar)................................     37            39
   Italy (Lira)......................................     26            32
   Japan (Yen).......................................     21            42
   France (Franc)....................................     10            13
   Other countries...................................     31            33
                                                       $ 495         $ 578

The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

Based on the Company's overall currency exchange rate exposure at December 31, 1998, a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the Company.

                       ROCKWELL INTERNATIONAL CORPORATION


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On September 27, 1995, Celeritas Technologies, Ltd. filed a suit against the Company in the U.S. District Court for the Central District of California for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems in 1995 and 1996. The court entered judgment against the Company in January 1997 and, in ruling on post-trial motions in July 1997, entered a revised judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit reversed the holding of the trial court based on patent infringement and found Celeritas' patent invalid but affirmed the trial court holding based on breach of contract. The Company's petition for a rehearing (and rehearing en banc) and a motion to certify the contract issue to the California Supreme Court were denied in September 1998. The Company's petition for certiorari to the United States Supreme Court filed on November 23, 1998 was denied in January 1999. Prior to the spin-off of Conexant, the Company paid $64 million into an escrow account which will be used to satisfy Conexant's obligation with respect to this matter.

Item 2.  Changes in Securities and Use of Proceeds

On October 1, 1998, the Company issued 267, 331, 54 and 317 shares of restricted stock, respectively, to the following directors of the
Company: George L. Argyros, Richard M. Bressler, William H. Gray, III and John D. Nichols. These shares were issued pursuant to deferral elections made in accordance with the Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash. The issuance of all such shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 5.   Other Information

Government Contracts

For information on the Company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in
Item 1, Business, on page 3 of the Company's Annual Report on Form 10-K for year ended September 30, 1998, which is incorporated herein by reference.

                      ROCKWELL INTERNATIONAL CORPORATION

Cautionary Statement

This Quarterly Report contains statements (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; timely completion of Year 2000 software modifications by the Company, its key suppliers and customers, and governments; implementation of restructuring actions in accordance with management's plans; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 6.   Exhibits and Report on Form 8-K

(a)       Exhibits:

          Exhibit 10.1 - Distribution Agreement dated as of December 31,
                         1998 by and between the Company and Conexant
                         Systems, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

          Exhibit 10.2 - Amended and Restated Employee Matters Agreement
                         dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as
                         Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

          Exhibit 10.3 - Tax Allocation Agreement dated as of December
                         31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K dated January 12, 1999, is incorporated herein by reference.

                       ROCKWELL INTERNATIONAL CORPORATION

          Exhibit 12 - Computation of Ratio of Earnings to Fixed
                       Charges for the Three Months Ended December 31,
                       1998

          Exhibit 27 - Financial Data Schedule

          (b) Report on Form 8-K:

The Company filed a current report on Form 8-K dated January 12, 1999 in respect of the completion on December 31, 1998 of the spin-off of its Semiconductor Systems business to holders of shares of Common Stock, par value $1 per share, of the Company by means of distribution to such holders of all outstanding shares of Common Stock, par value $1 per share (including the preferred share purchase rights associated with such Common Stock) of Conexant (Items 2 and 7(c)). Conexant began operations as an independent, separately traded, publicly-held company on January 1, 1999.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ROCKWELL INTERNATIONAL CORPORATION
                                                       (Registrant)




Date       February 10, 1999            By     W. E. Sanders
                                               W. E. Sanders
                                               Vice President and Controller
                                               (Principal Accounting Officer)




Date       February 10, 1999            By     W. J. Calise, Jr.
                                               W. J. Calise, Jr.
                                               Senior Vice President,
                                               General Counsel and Secretary