Form 10-Q
period 1999-03-31
ROCKWELL INTERNATIONAL CORP
filed 1999-05-13
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended         March 31, 1999
                               ------------------------------


Commission file number         1-12383
                       ------------------------


                       Rockwell International Corporation
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                25-1797617
-------------------------------------------------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)


  600 Anton Boulevard, Suite 700, P.O. Box 5090, Costa Mesa, CA  92628-5090
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (714) 424-4565
-------------------------------------------------------------------------------
                               (Office of the Corporate Secretary)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X         No
                            -------         -------

190,397,774 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 1999.

                       ROCKWELL INTERNATIONAL CORPORATION


                                      INDEX


                                                                        Page
                                                                         No.
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet--
                    March 31, 1999 and September 30, 1998..........       2

                    Consolidated Statement of Operations--
                    Three Months and Six Months Ended
                    March 31, 1999 and 1998........................       3

                    Consolidated Statement of Cash Flows--
                    Six Months Ended March 31, 1999 and 1998.......       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      10

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      15



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      16

          Item 2.   Changes in Securities and Use of Proceeds......      16

          Item 4.   Submission of Matters to a Vote of Security
                    Holders........................................      16

          Item 5.   Other Information..............................      17

          Item 6.   Exhibits and Report on Form 8-K................      18

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (In millions)
                                   (Unaudited)

                                                   March 31     September 30
                                                     1999           1998
                                                   --------     ------------
                                  ASSETS
                                  ------

Current assets:
   Cash...........................................  $   104       $   103
   Receivables (less allowance for doubtful
     accounts:  March 31, 1999, $52;
     September 30, 1998, $51).....................    1,153         1,223
   Inventories, net...............................    1,406         1,313
   Deferred income taxes..........................      314           258
   Other current assets...........................      211           213
         Net assets of Semiconductor Systems......        -           986
                                                    -------       -------

           Total current assets...................    3,188         4,096

Property, net.....................................    1,563         1,535
Intangible assets, net............................    1,418         1,330
Other assets......................................      208           209
                                                    -------       -------

                         TOTAL....................  $ 6,377       $ 7,170


                     LIABILITIES AND SHAREOWNERS' EQUITY
                     -----------------------------------

Current liabilities:
   Short-term debt................................  $   192       $   156
   Accounts payable...............................      741           733
   Compensation and benefits......................      440           547
   Income taxes payable...........................      108            19
   Other current liabilities......................      551           528
                                                    -------       -------

           Total current liabilities..............    2,032         1,983

Long-term debt....................................      911           908
Retirement benefits...............................      676           691
Other liabilities.................................      345           343
                                                    -------       -------

                    Total liabilities.............    3,964         3,925
                                                    -------       -------

Shareowners' equity:
   Common Stock (shares issued: 216.4)............      216           216
   Additional paid-in capital.....................      932           923
   Retained earnings..............................    2,866         3,697
   Accumulated other comprehensive loss...........     (151)         (135)
   Common Stock in treasury, at cost (shares held:
     March 31, 1999, 26.1;
     September 30, 1998, 25.8)....................   (1,450)       (1,456)
                                                    -------       -------

                    Total shareowners' equity.....    2,413         3,245
                                                    -------       -------

                         TOTAL....................  $ 6,377       $ 7,170
                                                    =======       =======
                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In millions, except per share amounts)
                                   (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                March 31           March 31
                                           ------------------  ----------------
                                              1999     1998      1999     1998
                                              ----     ----      ----     ----
Revenues:
  Sales...................................  $ 1,701  $ 1,674   $ 3,309  $ 3,276
  Other income, net.......................       25       20        71       40
                                            -------  -------   -------  -------

    Total revenues........................    1,726    1,694     3,380    3,316
                                            -------  -------   -------  -------

Costs and expenses:
  Cost of sales...........................    1,183    1,170     2,318    2,286
  Selling, general, and administrative....      298      320       589      622
  Purchased research and development......        -        -         -      103
  Interest................................       24       13        43       17
                                            -------  -------   -------  -------

    Total costs and expenses..............    1,505    1,503     2,950    3,028
                                            -------  -------   -------  -------

Income from continuing
  operations before income taxes..........      221      191       430      288

Income tax provision......................      (78)     (69)     (153)    (106)
                                            -------  -------   -------  -------

INCOME FROM CONTINUING OPERATIONS
  BEFORE ACCOUNTING CHANGE................      143      122       277      182

(Loss) income from discontinued operations        -      (13)      (20)      16

Cumulative effect of accounting change....        -        -         -      (17)
                                            -------  -------   -------  -------

NET INCOME................................  $   143  $   109   $   257  $   181
                                            =======  =======   =======  =======

Basic earnings per share:
  Continuing operations before
    accounting change.....................  $  0.75  $  0.61   $  1.46  $  0.90
  Discontinued operations.................        -    (0.07)    (0.11)    0.08
  Cumulative effect of accounting change..        -        -         -    (0.09)
                                            -------  -------   -------  -------

  Net income..............................  $  0.75  $  0.54   $  1.35  $  0.89
                                            =======  =======   =======  =======

Diluted earnings per share:
  Continuing operations before
    accounting change.....................  $  0.74  $  0.60   $  1.44  $  0.89
  Discontinued operations.................        -    (0.06)    (0.11)    0.08
  Cumulative effect of accounting change..        -        -         -    (0.09)

  Net income..............................  $  0.74  $  0.54   $  1.33  $  0.88
                                            =======  =======   =======  =======

Cash dividends per share (see note 1).....  $  0.51  $ 0.255   $ 0.765  $  0.51
                                            =======  =======   =======  =======

Weighted average outstanding shares:
   Basic..................................    190.0    200.2     189.9    202.6
                                            =======  =======   =======  =======
   Diluted (includes effect of stock
     options).............................    193.2    203.6     192.8    205.9
                                            =======  =======   =======  =======

                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In millions)
                                   (Unaudited)

                                                          Six Months Ended
                                                              March 31
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
CONTINUING OPERATIONS:
Operating Activities:

Income from continuing operations before accounting
   change.............................................  $   277     $   182
Adjustments to income from continuing
  operations before accounting change to arrive at
  cash provided by operating activities:
    Depreciation......................................      119         107
    Amortization of intangible assets.................       32          46
    Deferred income taxes.............................      (39)        (40)
    Gain on sales of businesses, net..................      (29)         (8)
    Pension expense, net of contributions.............       12          15
    Purchased research and development................        -         103
Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables...................................       78         (22)
        Inventories...................................      (86)        (73)
        Accounts payable..............................       (4)        (18)
        Income taxes payable..........................      116         (46)
        Compensation and benefits.....................     (110)        (39)
        Other assets and liabilities..................      (32)         42
                                                        -------     -------
           Cash Provided by Operating Activities......      334         249
                                                        -------     -------

Investing Activities:

Property additions....................................     (144)       (127)
Acquisitions of businesses, net of cash acquired......     (156)       (158)
Proceeds from disposition of property and businesses..       98          16
                                                        -------     -------
           Cash Used for Investing Activities.........     (202)       (269)
                                                        -------     -------

Financing Activities:

Net increase in debt..................................       35         773
Purchases of treasury stock...........................      (58)       (595)
Cash dividends........................................      (97)       (103)
Reissuances of common stock...........................       36          58
                                                        -------     -------
           Cash (Used for) Provided by Financing
              Activities..............................      (84)        133
                                                        -------     -------

CASH PROVIDED BY CONTINUING OPERATIONS................       48         113
                                                        -------     -------

Cash Used for Discontinued Operations.................      (47)       (124)
                                                        -------     -------
INCREASE (DECREASE) IN CASH...........................        1         (11)
CASH AT BEGINNING OF PERIOD...........................      103         269
                                                        -------     -------
CASH AT END OF PERIOD.................................  $   104     $   258
                                                        =======     =======

                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three- and six-month periods ended March 31, 1999 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

     It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

     Effective October 1, 1998, Rockwell adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"(SFAS 130). SFAS 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements. The adoption of this statement had no impact on the Company's net income or shareowners' equity. SFAS 130 requires certain equity adjustments to be reported as components of comprehensive income. Amounts set forth as accumulated other comprehensive loss in the accompanying balance sheet are primarily comprised of deferred foreign currency translation adjustments. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130. The reconciliation of net income to comprehensive income is as follows (in millions):

                                          Three Months Ended   Six Months Ended
                                                March 31            March 31
                                                --------            --------
                                             1999     1998      1999      1998
                                            ------   ------    ------    ------

     Net income...........................  $  143   $  109    $  257    $  181
     Other comprehensive (loss) income:
       Net foreign currency translation
         adjustment.......................     (17)       9       (16)      (15)
                                            ------   ------    ------    ------
     Comprehensive income.................  $  126   $  118    $  241    $  166
                                            ======   ======    ======    ======

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

     Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts to expense these costs as incurred. Under the previous accounting method, these costs were included in inventory. The amount of general and administrative costs included in inventory as of October 1, 1997 was $27 million ($17 million after-tax, or $0.09 per share) and is presented as the cumulative effect of an accounting change.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     During the 1999 second quarter, the Company declared a dividend of $0.255 per share payable March 8, 1999 to shareowners of record on February 16, 1999 and also declared its third quarter dividend of $0.255 per share payable June 7, 1999 to shareowners of record on May 17, 1999.

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

     The following table summarizes the results of Semiconductor Systems (in millions):

                                           Three Months Ended   Six Months Ended
                                                 March 31            March 31
                                                 --------            --------
                                              1999     1998      1999      1998
                                             ------   ------    ------    ------

     Revenues............................  $    -   $  267     $  289    $  644
     (Loss) income before income taxes...       -      (28)       (29)       13
     Net (loss) income...................       -      (13)       (20)       16

     Rockwell accrued for Conexant's estimated first quarter 1999 operating loss and costs related to the spin-off in 1998. The additional loss, which was recorded in the first quarter of 1999, relates principally to Rockwell's decision to record a further writedown of the wafer fabrication facilities in Colorado Springs and for related costs of disposal.

     3. In the third quarter of 1998, the Company recorded special charges of $597 million ($508 million after tax, or $2.57 per share) in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges, including the effects of adjustments through March 31, 1999, included $106 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,100 employees and $87 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions are expected to be substantially complete by the end of 1999.

     Total cash expenditures in connection with these actions are expected to approximate $185 million. The Company spent approximately $59 million through March 31, 1999, of which $38 million related to severance and other employee separation costs, and expects to spend an additional $84 million through the end of March 2000. As a result of actions taken through March 31, 1999, the workforce was reduced by approximately 1,775 employees.

     Revenues of businesses and product lines which are being exited were $22 million and $57 million for the quarters ended March 31, 1999 and 1998, respectively, and $39 million and $116 million for the six months ended March 31, 1999 and 1998, respectively. The net operating loss related to these businesses and product lines is not material.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. In March 1999, the Company acquired the remaining 50 percent interest in Flight Dynamics, the market leader in Head-Up Guidance Systems for aircraft operations, for $35 million. In January 1999, the Company acquired EJA Engineering Ltd., a market-leading manufacturer of safety products, for $76 million. In November 1998, the Company acquired Anorad Corporation, a manufacturer of linear motor equipment, for $45 million. These acquisitions were accounted for as purchases. Assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available.

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

     The results of purchased businesses have been included in the consolidated statement of operations since their respective dates of acquisition.

5.   Inventories, net of reserves, are summarized as follows (in millions):

                                                     March 31     September 30
                                                       1999           1998
                                                     --------       --------

     Finished goods................................  $   411        $   385
     Work in process...............................      483            459
     Raw materials, parts, and supplies............      502            456
                                                     -------        -------
       Total.......................................    1,396          1,300
     Adjustment to the carrying value of
       certain inventories to a LIFO basis.........       10             13
                                                     -------        -------

       Inventories.................................  $ 1,406        $ 1,313
                                                     =======        =======

6. Intangible assets, net of accumulated amortization, are summarized as follows (in millions):

                                                     March 31     September 30
                                                       1999           1998
                                                     --------       --------

     Goodwill......................................  $   939        $   846
     Trademarks, patents, product technology,
       and other intangibles.......................      479            484
                                                     -------        -------

       Intangible assets...........................  $ 1,418        $ 1,330
                                                     =======        =======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   Short-term debt consisted of the following (in millions):

                                                     March 31     September 30
                                                       1999           1998
                                                     --------       --------

     Commercial paper..............................  $   150        $    90
     Short-term foreign bank borrowings............       39             64
     Current portion of long-term debt.............        3              2
                                                     -------        -------

       Short-term debt.............................  $   192        $   156
                                                     =======        =======

     At March 31, 1999, the Company had $1.0 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $285 million at both March 31, 1999 and September 30, 1998 and consist of arrangements for which there were no significant commitment fees.

8.   Other current liabilities are summarized as follows (in millions):

                                                    March 31      September 30
                                                      1999            1998
                                                     -------        -------

     Contract reserves and advance payments........  $   196        $   207
     Product warranty costs........................      128            117
     Taxes other than income taxes.................       59             44
     Dividend payable..............................       49              -
     Interest......................................       16             16
     Other.........................................      103            144
                                                     -------        -------

       Other current liabilities...................  $   551        $   528
                                                     =======        =======

9.   Long-term debt consisted of the following (in millions):

                                                    March 31      September 30
                                                      1999            1998
                                                    --------        --------

     6.8% notes, payable in 2003...................  $   150        $   150
     6.15% notes, payable in 2008..................      350            350
     6.70% debentures, payable in 2028.............      250            250
     5.20% debentures, payable in 2098.............      200            200
     Other obligations.............................       21             18
     Less unamortized discount.....................      (57)           (58)
                                                     -------        -------
       Total.......................................      914            910
     Less current portion..........................       (3)            (2)
                                                     -------        -------

       Long-term debt..............................  $   911        $   908
                                                     =======        =======

10.  Retirement benefit liabilities consisted of the following (in millions):

                                                    March 31      September 30
                                                      1999            1998
                                                    --------        --------

     Retirement medical costs...................     $   617        $   639
     Pension costs..............................         123            116
                                                     -------        -------
       Total....................................         740            755
     Amount classified as current liability.....         (64)           (64)
                                                     -------        -------

       Retirement benefits......................     $   676        $   691
                                                     =======        =======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     In connection with the Semiconductor Systems spin-off, Conexant assumed all contingent liabilities related to its business, including environmental and intellectual property matters. In September 1995, Celeritas Technologies, Ltd. filed suit against the Company for patent infringement, misappropriation of trade secrets and breach of contract relating to cellular telephone data transmission technology utilized in certain modem products produced by Semiconductor Systems. In July 1997, the court entered a judgment awarding damages of $57 million, plus interest. On July 20, 1998, the U.S. Court of Appeals for the Federal Circuit affirmed the trial court's judgment based on breach of contract. The judgment has been satisfied through $64 million paid into escrow prior to the spin-off.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Sales and results of operations of the Company's continuing operations by business segment for the second quarter and first six months of 1999 and 1998 are presented below (in millions).
                                           Three Months Ended  Six Months Ended
                                                 March 31           March 31
                                           ------------------  ----------------
                                              1999     1998      1999     1998
                                           --------  --------  -------  -------

   Sales
     Automation...........................  $ 1,079  $ 1,130  $ 2,124  $ 2,269
     Avionics & Communications............      622      544    1,185    1,007
                                            -------  -------  -------  -------

   Total sales............................  $ 1,701  $ 1,674    3,309  $ 3,276
                                            =======  =======  =======  =======

   Operating earnings
     Automation...........................  $   163  $   147  $   306  $   291
     Avionics & Communications............      123       78      246      153
     Purchased research and development...        -        -        -     (103)
                                            -------  -------  -------  -------
     Operating earnings...................      286      225      552      341
   General corporate - net................      (41)     (21)     (79)     (36)
   Interest expense.......................      (24)     (13)     (43)     (17)
   Provision for income taxes.............      (78)     (69)    (153)    (106)
                                            -------  -------  -------  -------

   INCOME FROM CONTINUING OPERATIONS
     BEFORE ACCOUNTING CHANGE.............      143      122      277      182

   (Loss) income from discontinued
     operations...........................        -      (13)     (20)      16

   Cumulative effect of accounting change.        -        -        -      (17)
                                            -------  -------  -------  -------

   NET INCOME.............................  $   143  $   109      257      181
                                            =======  =======  =======  =======

Purchased research and development relates to the acquisition of an Avionics & Communications business in 1998.

Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs included in inventory related to government contracts. This change relates to the Avionics & Communications business segment.

1999 Second Quarter Compared to 1998 Second Quarter
---------------------------------------------------

Sales in the 1999 second quarter of $1.7 billion were slightly higher than the same period a year ago. Automation's sales were down $51 million primarily due to flat North American market activity in most industry sectors, particularly forest products, metals and oil and gas; the elimination of sales of Kato Engineering, which was sold in the third quarter of 1998; lower sales in the motors business; and weak business conditions in Brazil. Higher Avionics & Communications' sales in 1999 were driven by strong increases posted at the passenger systems, air transport and business and regional systems businesses. Also contributing to the improvement was strong sales growth at our Electronic Commerce business, driven by increased demand for Spectrum( automatic call distribution systems.

Income from continuing operations for the 1999 second quarter was $143 million, or 74 cents per share, compared to income from continuing operations of $122 million, or 60 cents per share, for the second quarter of 1998. The 17 percent increase was achieved due to Automation more than offsetting lower sales with improved operating margins and strong performance at Avionics & Communications.

                       ROCKWELL INTERNATIONAL CORPORATION


Automation's earnings of $163 million were 11 percent higher than last year. Ongoing performance improvements, cost reduction initiatives and profitably priced customer orders at the Company's motors business contributed to the higher operating earnings. Automation's return on sales increased to 15.1 percent from 13.0 percent a year ago.

Avionics & Communications' operating earnings were $123 million, a 58 percent increase over last year's second quarter. In addition to increased earnings resulting from higher sales, 1999 operating earnings also include a $16 million gain resulting from the favorable resolution of an intellectual property matter. Excluding this gain, Avionics & Communications' return on sales increased to
17.2 percent from 14.3 percent a year ago.

Corporate expenses of $41 million were higher than the second quarter a year ago principally due to $22 million of pre-tax charges for costs incurred in connection with the relocation of the Company's corporate office. Additional costs are expected to be incurred later in fiscal 1999 as the corporate functions relocate.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998
---------------------------------------------------------------------------

Overall, sales were slightly higher than in the same period a year ago. Automation's sales were down $145 million primarily due to flat North American market activity in most industry sectors, particularly forest products, metals and oil and gas; the elimination of sales of Kato Engineering; lower sales in the motors business; and weak business conditions in Brazil. Avionics & Communications' sales increased $178 million primarily due to the inclusion of passenger systems sales for six months in 1999 (acquired in December 1997) and strong increases posted by the passenger systems, air transport and business and regional systems businesses as a result of winning new contracts, higher customer service revenue and increased production of business and regional aircraft. Also contributing to the improvement was strong sales growth at our Electronic Commerce business driven by increased demand for Spectrum( automatic call distribution systems.

Income from continuing operations was up 13 percent to $277 million, or $1.44 per share, from 1998 income from continuing operations of $245 million, or $1.19 per share (before an acquisition-related charge). The increase was due to Automation's ability to offset the impact of lower sales with improved operating efficiencies and continued strong performance at Avionics & Communications.

Automation's operating earnings increased five percent over the same period a year ago principally due to lower operating costs resulting from the restructuring program announced in June 1998, other cost reduction initiatives, profitably priced customer orders and improved operating performance at the motors business.

Avionics & Communications' operating earnings increased 61 percent over the same period a year ago (excluding an acquisition-related charge) primarily due to increased sales for both Rockwell Collins and Electronic Commerce, the $32 million gain from the sale of the railroad electronics business and the $16 million gain resulting from the favorable resolution of an intellectual property matter.

Corporate expenses of $79 million were higher than 1998's $36 million principally due to costs related to the relocation of the corporate office.

Based on the Company's strong second quarter performance, management has high confidence that the Company will achieve its $2.90 to $3.00 earnings per share goal in 1999 and, in fact, now expects to be near the high end of that range. Rockwell expects to achieve this level of performance with continued strong growth at Rockwell Collins, cost reduction initiatives and improved operating efficiencies at our automation business.

                       ROCKWELL INTERNATIONAL CORPORATION


Discontinued Operations:

The spin-off of the Company's former Semiconductor Systems business, Conexant Systems, Inc., was completed on December 31, 1998. The 1999 loss from discontinued operations includes a $20 million pre-tax charge due to Rockwell's decision to record a further writedown of Conexant's former wafer fabrication facilities in Colorado Springs, Colorado. Rockwell retained these facilities as part of the spin-off. The 1999 net loss also includes a charge for costs related to the planned disposal of these facilities.

FINANCIAL CONDITION
-------------------

The major uses of cash for the first six months of 1999 were for acquisitions of businesses of $156 million, property additions of $144 million, cash dividends paid to shareowners of $97 million, the $64 million payment in connection with an intellectual property litigation matter and the common stock repurchase program.

The Company spent approximately $58 million in the first six months of 1999 in connection with its stock repurchase program. At March 31, 1999, the Company had approximately $106 million remaining on its current $500 million stock repurchase program. The Company has made the decision to resume stock repurchases, although at a lesser rate than in fiscal 1998.

A major source of cash for the first six months of 1999 was from the sale of the Company's railroad electronics business to Westinghouse Air Brake Company for approximately $80 million in cash.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, cash payments made in connection with the Company's restructuring program, dividends to shareowners and acquisitions.

The dividend to be paid to shareowners in the third quarter of 1999 was declared by the Company's Board of Directors on March 26, 1999 and accordingly, the dividend declared per share for the quarter and six months includes the third quarter dividend.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 37 and 38 in Note 17 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that at March 31, 1999, there has been no material change to this information.

                       ROCKWELL INTERNATIONAL CORPORATION


YEAR 2000 READINESS DISCLOSURE
------------------------------

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

The Company has developed plans to address issues related to the impact of the Year 2000 in five major areas: products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecommunication systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers. Each of the five areas is undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all resources are inventoried to identify those that have any type of software or hardware Year 2000 issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure substantial completion of upgrades for critical systems by the middle of calendar 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the inventory and assessment phases. Finally, in the testing phase, all upgraded items are tested to verify Year 2000 readiness. The Company has completed the inventory assessment and strategy phases for all five areas. At March 31, 1999, the Company was approximately 85 percent complete in the conversion/upgrade phase for each of the five areas and was substantially complete with the final testing for situations where the Company has completed the conversion/upgrade phase.

The Company, utilizing both internal and external resources to address the Year 2000 issue, expects to be substantially complete with this project by the middle of calendar 1999. The current estimate of total project costs is approximately $42 million, which includes the cost of purchasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Approximately two-thirds of the total cost relates to the use of internal resources (primarily salary costs), and about 90 percent of the total project cost had been spent through March 31, 1999, with substantially all of the remainder to be spent during 1999.

The Company has enlisted the services of industry consultants and outside contractors to assist with its Year 2000 identification, assessment, remediation and testing efforts. The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the dates on which the Company believes it will complete such efforts are based upon management's estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. Notwithstanding this comprehensive program to make a smooth transition, there can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues and the ability to identify, assess, remediate and test all relevant computer codes and embedded technology. Moreover, the Company could be adversely impacted by the Year 2000 issues faced by major distributors, customers, vendors, governments and financial service organizations with which the Company interacts.

                       ROCKWELL INTERNATIONAL CORPORATION


The Company believes its greatest uncertainties are in the manufacturing and supplier areas, due to the number of equipment and materials suppliers involved and their various stages of readiness for Year 2000. In particular, the Company is dependent on equipment manufacturers to supply the upgrades required to remediate Year 2000 issues in the manufacturing systems area and suppliers to upgrade their systems to ensure an uninterrupted supply of materials. A Year 2000 failure by a significant equipment or materials supplier could result in the temporary slowdown of production by the Company, the duration of which the Company cannot reasonably estimate. As a result, the Company's contingency planning centers heavily on the supplier and manufacturing systems areas. For the top five to 10 percent of its critical materials and manufacturing suppliers, the Company will conduct on-site reviews and intends to monitor specific Year 2000 milestones to ensure compliance. The Company is in the process of identifying specific Year 2000 compliance target dates for all critical materials suppliers. In the event a supplier does not meet established compliance milestones the Company will implement contingency plans that include alternate sourcing and stockpiling of materials.

Part of the Company's initial assessment phase included a detailed Year 2000 questionnaire sent to all critical materials and manufacturing suppliers. This questionnaire included questions on products, services, internal operating systems and the supplier's own supply chain. As of March 31, 1999, the Company has received responses from approximately 80 percent of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance.

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

                       ROCKWELL INTERNATIONAL CORPORATION


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company's financial instruments include cash, equity securities, short- and long-term debt, and foreign currency forward exchange contracts. At March 31, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

The Company's foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The notional amount of all the Company's outstanding foreign currency forward exchange contracts by country is as follows (in millions):

                                                       March 31    September 30
                                                         1999          1998
                                                       --------      --------
   United Kingdom (Pound Sterling)...................  $ 222         $ 151
   Canada (Dollar)...................................     81           110
   Switzerland (Franc)...............................     86            78
   Germany (Deutsche Mark)...........................     63            80
   Australia (Dollar)................................     50            39
   Italy (Lira)......................................     24            32
   Japan (Yen).......................................     21            42
   France (Franc)....................................      8            13
   Other countries...................................     24            33
                                                       -----         -----
                                                       $ 579         $ 578

The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

Based on the Company's overall currency exchange rate exposure at March 31, 1999 a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the Company.

                       ROCKWELL INTERNATIONAL CORPORATION


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 13, 1990, the Company was served with a summons and complaint in a civil action brought against the Company in the United States District Court for the District of Colorado by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Department of Energy's Rocky Flats Plant, Golden, Colorado (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employement. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages which, if the award is upheld by the court, will be trebled and may serve as a basis for up to $30,000 in forfeitures and entitle Mr. Stone to an award of attorney's fees. Judgment has not yet been entered on the jury's award but in no event will an outcome adverse to the Company have a material effect on the Company's financial statements.

Item 2.  Changes in Securities and Use of Proceeds

         (c) On January 4, 1999, the Company issued 225, 244 and 268 shares of restricted stock, respectively, to the following directors of the
               Company: George L. Argyros, Donald R. Beall and John D. Nichols. These shares were issued pursuant to deferral elections made in accordance with the Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash. On February 3, 1999 the Company issued 400 shares pursuant to the Directors Stock Plan to each of the non-employee directors of the Company whose term continued after the annual meeting of shareowners held on that date (George L. Argyos, Donald R. Beall, William H. Gray, III, J. Clayburn LaForce, Jr., William T. McCormick, Jr., John D. Nichols, Bruce M. Rockwell, Robert B. Shapiro, William S. Sneath and Joseph F. Toot, Jr.) The issuance of all such shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The regular annual meeting of shareowners of the company was held on February 3, 1999.

         (c)   At the annual meeting, the shareowners:

                       ROCKWELL INTERNATIONAL CORPORATION

               (i) voted to elect five directors of the company. Each nominee for director was elected by a vote of the shareowners as follows:

                                   Affirmative       Votes          Term
                                      Votes         Withheld      Expiration
                                   -----------     ----------     ----------

        Donald R. Beall            161,385,731      2,042,535        2002
        Bruce M. Rockwell          161,629,977      1,798,289        2002
        Robert B. Shapiro          160,750,250      2,678,016        2002
        Joseph F. Toot, Jr.        161,631,395      1,796,871        2002
        William S. Sneath          161,307,138      2,121,128        2000


               (ii) voted upon a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the company. The proposal was approved by a vote of the shareowners as follows:

                    Affirmative votes          162,203,142
                    Negative votes                 364,519
                    Abstentions                    860,605

Item 5.  Other Information

         Government Contracts
         --------------------

         For information on the Company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in
         Item 1, Business, on page 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

         Cautionary Statement
         --------------------

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

                       ROCKWELL INTERNATIONAL CORPORATION

Item 6.  Exhibits and Report on Form 8-K

         (a)   Exhibits:

               Exhibit  10.1  -    Form of Change of Control Agreements
                                   dated as of January 15, 1999 between the Company and each of D. H. Davis, Jr., W. M.
                                   Barnes, W. J. Calise, Jr., C. M. Jones, K. D.
                                   Nosbusch, J. R. Stone, J. D. Swann and E. S.
                                   Washington.

               Exhibit 10.2   -    Form of Change of Control Agreements
                                   dated as of January 15, 1999 between the Company and certain other officers of the Company.

               Exhibit 10.3   -    Agreement and General Release dated as
                                   of March 2, 1999, with E. S. Washington.

               Exhibit 12     -    Computation of Ratio of Earnings to
                                   Fixed Charges for the Six Months Ended March
                                   31, 1999

               Exhibit 27     -    Financial Data Schedule

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



                                           ROCKWELL INTERNATIONAL CORPORATION
                                           ----------------------------------
                                                       (Registrant)



Date:     May 13, 1999                     By   W. E. Sanders
      --------------------                      -----------------------------
                                                W. E. Sanders
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date:     May 13, 1999                     By   W. J. Calise, Jr.
      --------------------                      -----------------------------
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary