Form 10-Q
period 1999-06-30
ROCKWELL INTERNATIONAL CORP
filed 1999-08-13
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended         June 30, 1999
                               -----------------------------


Commission file number         1-12383
                       -----------------------


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

191,315,996 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 1999.

                       ROCKWELL INTERNATIONAL CORPORATION


                                      INDEX
                                                                        Page
                                                                         No.
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet--
                    June 30, 1999 and September 30, 1998...........       2

                    Consolidated Statement of Operations--
                    Three Months and Nine Months Ended
                    June 30, 1999 and 1998.........................       3

                    Consolidated Statement of Cash Flows--
                    Nine Months Ended June 30, 1999 and 1998.......       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................      10

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      15



PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      16

          Item 2.   Changes in Securities and Use of Proceeds......      16

          Item 5.   Other Information..............................      16

          Item 6.   Exhibits and Reports on Form 8-K...............      17

Signatures.........................................................      18

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  (in millions)

                                                    June 30     September 30
                                                      1999          1998
                                                    --------      --------
                                  ASSETS
                                  ------
Current assets:
   Cash...........................................  $    62       $   103
   Receivables (less allowance for doubtful
    accounts:  June 30, 1999, $63;
    September 30, 1998, $51)......................    1,148         1,223
   Inventories, net...............................    1,390         1,313
   Deferred income taxes..........................      313           258
   Other current assets...........................      216           213
     Net assets of Semiconductor Systems..........        -           986
                                                    -------       -------

           Total current assets...................    3,129         4,096

Property, net.....................................    1,586         1,535
Intangible assets, net............................    1,462         1,330
Other assets......................................      187           209
                                                    -------       -------

                         TOTAL....................  $ 6,364       $ 7,170
                                                    =======       =======

                     LIABILITIES AND SHAREOWNERS' EQUITY
                     -----------------------------------

Current liabilities:
   Short-term debt................................  $   128       $   156
   Accounts payable...............................      693           733
   Compensation and benefits......................      433           547
   Income taxes payable...........................       99            19
   Other current liabilities......................      567           528
                                                    -------       -------

           Total current liabilities..............    1,920         1,983

Long-term debt....................................      911           908
Retirement benefits...............................      669           691
Other liabilities.................................      326           343
                                                    -------       -------

                    Total liabilities.............    3,826         3,925
                                                    -------       -------

Shareowners' equity:
   Common Stock (shares issued: 216.4)............      216           216
   Additional paid-in capital.....................      957           923
   Retained earnings..............................    2,893         3,697
   Accumulated other comprehensive loss...........     (153)         (135)
   Common Stock in treasury, at cost (shares held:
    June 30, 1999, 24.8; September 30, 1998, 25.8)   (1,375)       (1,456)
                                                    -------       -------

                    Total shareowners' equity.....    2,538         3,245
                                                    -------       -------

                         TOTAL....................  $ 6,364       $ 7,170
                                                    =======       =======

                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                           Three Months Ended  Nine Months Ended
                                                June 30            June 30
                                            -----------------  -----------------
                                              1999     1998      1999     1998
                                            -------- --------  -------- --------
Revenues:
  Sales...................................  $ 1,808  $ 1,664   $ 5,117  $ 4,940
  Other income, net.......................       21       28        92       68
                                            -------  -------   -------  -------

    Total revenues........................    1,829    1,692     5,209    5,008
                                            -------  -------   -------  -------

Costs and expenses:
  Cost of sales...........................    1,245    1,657     3,563    3,943
  Selling, general, and administrative....      330      472       919    1,094
  Purchased research and development......        -        -         -      103
  Interest................................       21       18        64       35
                                            -------  -------   -------  -------

    Total costs and expenses..............    1,596    2,147     4,546    5,175
                                            -------  -------   -------  -------

Income (loss) from continuing
  operations before income taxes..........      233     (455)      663     (167)

Income tax (provision) benefit............      (83)      35      (236)     (71)
                                            -------  -------   -------  -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE ACCOUNTING CHANGE................      150     (420)      427     (238)

Loss from discontinued operations.........        -      (62)      (20)     (46)

Cumulative effect of accounting change....        -        -         -      (17)
                                            -------  -------   -------  -------

NET INCOME (LOSS).........................  $   150  $  (482)  $   407  $  (301)
                                            =======  =======   =======  =======

Basic earnings (loss) per share:
  Continuing operations before
    accounting change.....................  $  0.79  $ (2.15)  $  2.25  $ (1.19)
  Discontinued operations.................        -    (0.32)    (0.11)   (0.23)
  Cumulative effect of accounting change..        -        -         -    (0.09)
                                            -------  -------   -------  -------

  Net income (loss).......................  $  0.79  $ (2.47)  $  2.14  $ (1.51)
                                            =======  =======   =======  =======

Diluted earnings (loss) per share:
  Continuing operations before
    accounting change.....................  $  0.77  $ (2.15)  $  2.21  $ (1.19)
  Discontinued operations.................        -    (0.32)    (0.10)   (0.23)
  Cumulative effect of accounting change..        -        -         -    (0.09)
                                            -------  -------   -------  -------

  Net income (loss).......................  $  0.77  $ (2.47)  $  2.11  $ (1.51)
                                            =======  =======   =======  =======

Cash dividends per share (see note 1).....  $ 0.255  $  0.51   $  1.02  $  1.02
                                            =======  =======   =======  =======

Weighted average outstanding shares:
   Basic..................................    190.8    195.4     190.2    200.2
                                            =======  =======   =======  =======
   Diluted (includes effect of stock
     options).............................    194.5    195.4     193.2    200.2
                                            =======  =======   =======  =======

                  See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                          Nine Months Ended
                                                               June 30
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
CONTINUING OPERATIONS:
Operating Activities:

Income (loss) from continuing operations before
   accounting change..................................  $   427     $  (238)
Adjustments to arrive at cash provided by
  operating activities:
    Depreciation......................................      189         175
    Amortization of intangible assets.................       47          62
    Deferred income taxes.............................      (30)        (78)
    Gain on sales of businesses, net..................      (29)          -
    Pension expense, net of contributions.............       24          30
    Special charges (see Note 3)......................        -         597
    Purchased research and development................        -         103
Changes in assets and liabilities, excluding
      effects of acquisitions, divestitures, and
      foreign currency adjustments:
        Receivables...................................       75          18
        Inventories...................................      (75)        (94)
        Accounts payable..............................      (50)         38
        Income taxes payable..........................       65        (111)
        Compensation and benefits.....................     (113)        (12)
        Other assets and liabilities..................       (7)        (18)
                                                        -------      ------
           Cash Provided by Operating Activities......      523         472
                                                        -------      -------

Investing Activities:

Property additions....................................     (241)       (238)
Acquisitions of businesses, net of cash acquired......     (217)       (158)
Proceeds from dispositions of property and businesses.      107          99
                                                        -------     -------
           Cash Used for Investing Activities.........     (351)       (297)
                                                        -------     -------

Financing Activities:

Net (decrease) increase in debt.......................      (24)        896
Purchases of treasury stock...........................     (111)       (877)
Cash dividends........................................     (146)       (153)
Reissuances of common stock...........................      115          70
                                                        -------     --------
           Cash Used for Financing Activities.........     (166)        (64)
                                                        -------     -------

CASH PROVIDED BY CONTINUING OPERATIONS................        6         111
                                                        -------     --------

Cash Used for Discontinued Operations.................      (47)       (220)
                                                        -------     -------
DECREASE IN CASH......................................      (41)       (109)
CASH AT BEGINNING OF PERIOD...........................      103         273
                                                        -------     --------
CASH AT END OF PERIOD.................................  $    62     $   164
                                                        =======     ========

                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

         It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

         Effective October 1, 1998, Rockwell adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements. The adoption of this statement had no effect on the Company's net income or shareowners' equity. SFAS 130 requires certain equity adjustments to be reported as components of comprehensive income. Amounts set forth as accumulated other comprehensive loss in the accompanying balance sheet are primarily comprised of deferred foreign currency translation adjustments. Prior year financial statements have been reclassified to conform with the requirements of SFAS 130. The reconciliation of net income to comprehensive income is as follows (in millions):

                                           Three Months Ended  Nine Months Ended
                                                 June 30            June 30
                                                 -------            -------
                                              1999     1998      1999     1998
                                             ------   ------    ------   ------

         Net income (loss).................  $  150   $ (482)   $  407   $ (301)
         Other comprehensive income (loss):
           Net foreign currency translation
             adjustment....................      (2)     (19)      (18)     (33)
                                             ------   ------    ------   ------
         Comprehensive income (loss).......  $  148   $ (501)   $  389   $ (334)
                                             ======   ======    ======   ======

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 to fiscal year 2001, but early adoption continues to be permitted. When adopted, the Company believes the effect of this standard will not be material to its results of operations or equity.

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

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


         During the 1999 third quarter, the Company declared the fourth quarter dividend of $0.255 per share payable September 7, 1999 to shareowners of record on August 16, 1999.

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

         The following table summarizes the results of Semiconductor Systems (in millions):

                                           Three Months Ended  Nine Months Ended
                                                 June 30            June 30
                                                 -------            -------
                                              1999     1998      1999     1998
                                             ------   ------    ------   ------

         Revenues..........................  $    -   $  274    $  289   $  926
         Loss before income taxes..........       -     (114)      (29)    (100)
         Net loss..........................       -      (62)      (20)     (46)

         Rockwell accrued for Conexant's estimated first quarter 1999 operating loss and costs related to the spin-off in 1998. The additional loss, which was recorded in the first quarter of 1999, relates principally to Rockwell's decision to record a further writedown of the wafer fabrication facilities in Colorado Springs and for related costs of disposal.

3. In the third quarter of 1998, the Company recorded special charges of $597 million ($508 million after tax, or $2.57 per share) in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges, including the effects of adjustments through June 30, 1999, included $113 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,300 employees and $82 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions are expected to be substantially complete by the end of calendar 1999, with the remaining cash expenditures related to these actions to be made by the end of calendar 2000.

         Total cash expenditures in connection with these actions are expected to approximate $187 million. The Company spent approximately $73 million through June 30, 1999, of which $45 million related to severance and other employee separation costs, and expects to spend an additional $78 million through the end of June 2000. As a result of actions taken through June 30, 1999, the workforce was reduced by approximately 2,100 employees.

         Revenues of businesses and product lines which are being exited were $27 million and $35 million for the quarters ended June 30, 1999 and 1998, respectively, and $64 million and $153 million for the nine months ended June 30, 1999 and 1998, respectively. The net operating income in 1999 and net operating loss in 1998 related to these businesses and product lines is not material.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. In May 1999, the Company acquired certain intellectual property and other assets of Dynapro, which will expand the Company's human-machine interface software and hardware capabilities. In March 1999, the Company acquired the remaining 50 percent interest in Flight Dynamics, the market leader in Head-Up Guidance Systems for aircraft operations. In January 1999, the Company acquired EJA Engineering Ltd., a market-leading manufacturer of safety products. In November 1998, the Company acquired Anorad Corporation, a manufacturer of linear motor equipment. These acquisitions were accounted for as purchases. Assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available. The aggregate purchase price for all acquisitions was $217 million.

         The results of acquired businesses have been included in the consolidated statement of operations since their respective dates of acquisition.

5.       Inventories, net of reserves, are summarized as follows (in millions):

                                                     June 30      September 30
                                                       1999           1998
                                                     --------       --------

         Finished goods............................  $   437        $   385
         Work in process...........................      472            459
         Raw materials, parts, and supplies........      474            456
                                                     -------        -------
           Total...................................    1,383          1,300
         Adjustment to the carrying value of
           certain inventories to a LIFO basis.....        7             13
                                                     -------        -------

           Inventories.............................  $ 1,390        $ 1,313
                                                     =======        =======

6. Intangible assets, net of accumulated amortization, are summarized as follows (in millions):
                                                     June 30      September 30
                                                       1999           1998
                                                     -------        --------

         Goodwill..................................  $   950        $   846
         Trademarks, patents, product technology,
           and other intangibles...................      512            484
                                                     -------        -------

           Intangible assets.......................  $ 1,462        $ 1,330
                                                     =======        =======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.       Short-term debt consisted of the following (in millions):

                                                     June 30      September 30
                                                       1999           1998
                                                     --------       --------

         Commercial paper..........................  $    90        $    90
         Short-term foreign bank borrowings........       36             64
         Current portion of long-term debt.........        2              2
                                                     -------        -------

           Short-term debt.........................  $   128        $   156
                                                     =======        =======

         At June 30, 1999, the Company had $1 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $285 million at both June 30, 1999 and September 30, 1998 and consist of arrangements for which there were no significant commitment fees.

8.       Other current liabilities are summarized as follows (in millions):

                                                    June 30       September 30
                                                      1999            1998
                                                    --------        --------

        Contract reserves and advance payments.....  $   195        $   207
        Product warranty costs.....................      132            117
        Taxes other than income taxes..............       53             44
        Dividend payable...........................       49              -
        Interest...................................       25             16
        Other......................................      113            144
                                                     -------        -------

          Other current liabilities...............  $   567        $   528
                                                     =======        =======

9.       Long-term debt consisted of the following (in millions):

                                                    June 30       September 30
                                                      1999            1998
                                                    --------        --------

         6.8% notes, payable in 2003...............  $   150        $   150
         6.15% notes, payable in 2008..............      350            350
         6.70% debentures, payable in 2028.........      250            250
         5.20% debentures, payable in 2098.........      200            200
         Other obligations.........................       20             18
         Less unamortized discount.................      (57)           (58)
                                                     -------        -------
           Total...................................      913            910
         Less current portion......................       (2)            (2)
                                                     -------        -------

           Long-term debt..........................  $   911        $   908
                                                     =======        =======

10.      Retirement benefit liabilities consisted of the following (in millions):
                                                    June 30       September 30
                                                      1999            1998
                                                    --------        --------

         Retirement medical costs..................  $   607        $   639
         Pension costs.............................      126            116
                                                     -------        -------
           Total...................................      733            755
         Less current portion......................      (64)           (64)
                                                     -------        -------

           Retirement benefits.....................  $   669        $   691
                                                     =======        =======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial statements.

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

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

Sales and results of operations of the Company's continuing operations by business segment for the third quarter and first nine months of 1999 and 1998 are presented below (in millions).
                                           Three Months Ended  Nine Months Ended
                                                 June 30            June 30
                                                 -------            -------
                                              1999     1998      1999     1998
                                             ------   ------    ------   ------
   Sales
     Automation...........................  $ 1,134  $ 1,118  $ 3,258  $ 3,387
     Avionics & Communications............      674      546    1,859    1,553
                                            -------  -------  -------  -------

   Total sales............................  $ 1,808  $ 1,664  $ 5,117  $ 4,940
                                            =======  =======  =======  =======

   Operating earnings
     Automation...........................  $   164  $   144  $   470  $   435
     Avionics & Communications............      114       42      360      195
     Special charges......................        -     (597)       -     (597)
     Purchased research and development...        -        -        -     (103)
                                            -------  -------  -------  -------
     Operating earnings (loss)............      278     (411)     830      (70)
   General corporate - net................      (24)     (26)    (103)     (62)
   Interest expense.......................      (21)     (18)     (64)     (35)
   (Provision) benefit for income taxes...      (83)      35     (236)     (71)
                                            -------  -------  -------  -------

   INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE ACCOUNTING CHANGE..      150     (420)     427     (238)

   Loss from discontinued
     operations...........................        -      (62)     (20)     (46)

   Cumulative effect of accounting change.        -        -        -      (17)
                                            -------  -------  -------  -------

   NET INCOME (LOSS)......................  $   150  $  (482) $   407  $  (301)
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

1999 Third Quarter Compared to 1998 Third Quarter
-------------------------------------------------

Sales in the 1999 third quarter of $1.8 billion were nearly nine percent higher than the same period a year ago. Automation's sales increased slightly due to sales gains by Control Systems in Asia-Pacific and North America which more than offset lower sales at the motors business. Avionics & Communications sales increased $128 million. Passenger systems, government systems, air transport and business and regional systems all achieved sales increases in the third quarter of 1999.

Income from continuing operations for the 1999 third quarter was $150 million, or 77 cents per share, compared to income from continuing operations, before special charges, of $88 million, or 45 cents per share, for the third quarter of 1998. Also excluding a $35 million pre-tax charge in last year's third quarter for a loss on a government contract at Collins, earnings per share were up 38 percent due to improved operating margins at Automation and strong performance at Avionics & Communications.

                       ROCKWELL INTERNATIONAL CORPORATION


Third quarter results for 1998 include special charges of $597 million ($508 million after tax), or $2.60 per share, for costs associated with a worldwide workforce reduction, facility closures and consolidations, exiting non-strategic businesses and product lines, and write-offs of goodwill and other assets. Including special charges, the loss from continuing operations for the third quarter of 1998 was $420 million, or $2.15 per share.

Automation's third quarter earnings of $164 million were 14 percent higher than last year, despite a pre-tax charge of approximately $10 million associated with the bankruptcy filings of Harnischfeger Industries, Inc. and various affiliates. The benefits of manufacturing process improvements, material cost reductions and higher volume more than offset new product development and launch costs resulting in improved operating earnings in the third quarter of 1999. Automation's return on sales increased to 14.5 percent from 12.9 percent a year ago.

Avionics & Communications' operating earnings were $114 million, a 48 percent increase over last year's third quarter earnings of $77 million, excluding the $35 million pre-tax charge in the prior year for a government contract loss. Avionics & Communications' return on sales increased to 16.9 percent from 14.1 percent a year ago.

The effective tax rate for 1999 was 35.6 percent compared to 38.2 percent for 1998. The decrease was due to higher anticipated utilization of foreign tax credits in 1999.

Nine Months Ended June 30, 1999 Compared to Nine Months Ended June 30, 1998
---------------------------------------------------------------------------

Overall, sales were four percent higher in 1999 compared to sales in the same period a year ago. Automation's sales decreased $129 million primarily due to lower sales in the motors business and weak business conditions in Brazil. Avionics & Communications' sales increased $306 million primarily due to the inclusion of passenger systems sales for nine months in 1999 (acquired in December 1997) and strong increases posted by the passenger systems, air transport and business and regional systems businesses as a result of winning new contracts, higher customer service revenue and increased production of business and regional aircraft.

Income from continuing operations increased 28 percent to $427 million, or $2.21 per share, from 1998 income from continuing operations, of $333 million, or $1.66 per share, before special charges and the write-off of purchased research and development. The increase was due to Automation's ability to offset the effect of lower sales with improved operating efficiencies and continued strong performance at Avionics & Communications.

Results for the first nine months of 1998 include special charges of $597 million ($508 million after tax) recorded in the third quarter and the $103 million ($63 million after tax) write-off of purchased research and development in connection with the first quarter acquisition of the passenger systems business. Including charges relating to these special items, the loss from continuing operations for the first nine months of 1998 was $238 million, or $1.19 per share.

Automation's operating earnings increased eight percent from the same period a year ago principally due to lower operating costs resulting from the restructuring program announced in June 1998, other cost reduction initiatives, and improved operating performance at the motors business.

Avionics & Communications' operating earnings increased 57 percent from the same period a year ago (excluding an acquisition-related research and development charge and a government contract loss in 1998) primarily due to increased sales for Rockwell Collins, a $32 million gain from the sale of the railroad electronics business and a $16 million gain resulting from the favorable resolution of an intellectual property matter.

                       ROCKWELL INTERNATIONAL CORPORATION


Corporate expenses were up $41 million in 1999 principally due to costs associated with relocating the Company's corporate office.

The effective tax rate for 1999 was 35.6 percent compared to 37.6 percent for 1998. The decrease was due to higher anticipated utilization of foreign tax credits in 1999.

Based on the Company's strong third quarter performance, management has high confidence that the Company's earnings per share for 1999 will be about $3.00. Rockwell expects to achieve this level of performance with continued strong growth at Rockwell Collins, cost reduction initiatives and increased operating efficiencies at the Company's automation business.

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

FINANCIAL CONDITION
-------------------

The major uses of cash for the first nine months of 1999 were for acquisitions of businesses of $217 million, property additions of $241 million, cash dividends paid to shareowners of $146 million, the payment in connection with an intellectual property litigation matter of $64 million, and the repurchase of common stock.

The Company spent approximately $111 million in the first nine months of 1999 in connection with its stock repurchase program. At June 30, 1999, the Company had approximately $53 million remaining on its current $500 million stock repurchase program.

A major source of cash for the first nine months of 1999 was from the sale of the Company's railroad electronics business to Westinghouse Air Brake Company for approximately $80 million in cash.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, cash payments made in connection with the Company's restructuring program, dividends to shareowners and acquisitions.

The dividend to be paid to shareowners in the fourth quarter of 1999 was declared by the Company's Board of Directors on June 2, 1999 and accordingly, the dividend declared per share for the quarter and nine months includes the fourth quarter dividend.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 37 and 38 in Note 17 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Management believes that at June 30, 1999, there has been no material change to this information.

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

The Company has developed plans to address issues related to the impact of the Year 2000 in five major areas: products, business systems (computer systems that handle business processes), infrastructure (servers, desktop computers, networks, telecommunication systems and software), manufacturing systems (computer systems used in the manufacturing process) and suppliers. Each of the five areas is undergoing the following process to ensure readiness for the Year 2000. First, in the inventory phase, all resources are inventoried to identify those that have any type of software or hardware Year 2000 issues. Second, in the assessment phase, all inventoried items are assessed to confirm that a Year 2000-related issue is present and the extent of remediation required. Third, in the strategy phase, a remediation strategy is created to ensure substantial completion of upgrades for critical systems by the middle of calendar 1999. Fourth, in the conversion/upgrade phase, upgrades are performed on all items identified in the inventory and assessment phases. Finally, in the testing phase, all upgraded items are tested to verify Year 2000 readiness. The Company has completed the inventory, assessment and strategy phases for all five areas. At June 30, 1999, the Company was approximately 95 percent complete in the conversion/upgrade phase for each of the five areas and was substantially complete with the final testing for situations where the Company has completed the conversion/upgrade phase.

The Company is substantially complete with this project. The current estimate of total project costs is approximately $42 million, which includes the cost of purchasing certain hardware and software. Purchased hardware and software will be capitalized in accordance with normal policy. Approximately two-thirds of the total cost relates to the use of internal resources (primarily salary costs), and about 90 percent of the total project cost had been spent through June 30, 1999, with substantially all of the remainder to be spent during 1999.

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

                       ROCKWELL INTERNATIONAL CORPORATION


The Company believes its greatest uncertainties are in the manufacturing and supplier areas, due to the number of equipment and materials suppliers involved and their various stages of readiness for Year 2000. In particular, the Company is dependent on equipment manufacturers to supply the upgrades required to remediate Year 2000 issues in the manufacturing systems area and suppliers to upgrade their systems to ensure an uninterrupted supply of materials. A Year 2000 failure by a significant equipment or materials supplier could result in the temporary slowdown of production by the Company, the duration of which the Company cannot reasonably estimate. As a result, the Company's contingency planning centers heavily on the supplier and manufacturing systems areas. For the top five to 10 percent of its critical materials and manufacturing suppliers, the Company is conducting on-site reviews and intends to monitor specific Year 2000 milestones to ensure compliance. The Company has identified specific Year 2000 compliance target dates for all critical materials suppliers and is in the process of implementing contingency plans that include alternate sourcing and stockpiling of materials.

Part of the Company's risk assessment process included a detailed Year 2000 questionnaire sent to all critical materials and manufacturing suppliers. The assessment included questions on products, services, internal operating systems and the supplier's own supply chain. As of June 30, 1999, the Company has received responses from approximately 90 percent of those questioned. The Company is following up the questionnaires, where necessary, to ensure Year 2000 compliance.

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

Cautionary Statement
--------------------

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", "has high confidence", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending,

                       ROCKWELL INTERNATIONAL CORPORATION


budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; timely completion of Year 2000 software modifications by the Company, its key suppliers and customers, and governments; implementation of restructuring actions in accordance with management's plans; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

The Company's financial instruments include cash, short- and long-term debt, and foreign currency forward exchange contracts. At June 30, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

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

The Company's foreign currency forward exchange contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. The United States Dollar equivalent amount at the then current exchange rates of all the Company's outstanding foreign currency forward exchange contracts is as follows (in millions):

                                                       June 30     September 30
                                                         1999          1998
                                                       --------      --------

   United Kingdom (Pound Sterling)...................   $  226        $  151
   Canada (Dollar)...................................      101           110
   Switzerland (Franc)...............................       97            78
   Germany (Deutsche Mark)...........................       88            80
   European Union (Euro).............................       58             -
   Australia (Dollar)................................       56            39
   Italy (Lira)......................................       30            32
   Japan (Yen).......................................       19            42
   France (Franc)....................................       10            13
   Other countries...................................       30            33
                                                        ------        ------
                                                        $  715        $  578
                                                        ======        ======

The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

Based on the Company's overall currency exchange rate exposure at June 30, 1999 a 10 percent change in currency rates would not have had a material effect on the financial position, results of operations, or cash flows of the Company.

                       ROCKWELL INTERNATIONAL CORPORATION


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 13, 1990, the Company was served with a summons and complaint in a civil action brought against the Company in the United States District Court for the District of Colorado by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Department of Energy's Rocky Flats Plant, Golden, Colorado (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury's award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney's fees but the court refused to consider the matter until any appeals from the judgment have been exhausted. The Company is considering whether to appeal, but management believes that an outcome adverse to the Company will not have a material effect on the Company's financial statements.

Item 2.  Changes in Securities and Use of Proceeds

         (c) On April 1, 1999, the Company issued 239, 238 and 217 shares of restricted stock, respectively, to the following directors of the Company: George L. Argyros, Donald R. Beall and John D. Nichols. These shares were issued pursuant to deferral elections made in accordance with the Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

                       ROCKWELL INTERNATIONAL CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                Exhibit 12    -    Computation of Ratio of Earnings to Fixed
                                   Charges for the Nine Months Ended June 30,
                                   1999

                Exhibit 27    -    Financial Data Schedule

         (b)    Reports on Form 8-K:

                                   No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ROCKWELL INTERNATIONAL CORPORATION
                                             ----------------------------------
                                                                   (Registrant)



Date:   August 13, 1999                    By   W. E. Sanders
      -------------------                       -----------------------------
                                                W. E. Sanders
                                                Vice President and Controller
                                                (Principal Accounting Officer)



Date:   August 13, 1999                    By   W. J. Calise, Jr.
      -------------------                       -----------------------------
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary