Form 10-K405
period 1999-09-30
ROCKWELL INTERNATIONAL CORP
filed 1999-12-01
CIK 1024478

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

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999. COMMISSION FILE NUMBER 1-12383

                            ------------------------

                       ROCKWELL INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                           25-1797617
       (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

          777 EAST WISCONSIN AVENUE                                     53202
                  SUITE 1400                                          (ZIP CODE)
             MILWAUKEE, WISCONSIN
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (414) 212-5299 (OFFICE OF
                                 THE SECRETARY)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on November 15, 1999 was approximately $8.5 billion.

     190,221,589 shares of registrant's Common Stock, par value $1 per share, were outstanding on November 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 2, 2000 is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation, is a global electronic controls and communications company with leadership positions in industrial automation, avionics and communications and automated call distribution systems. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as a result of a tax-free reorganization completed on December 6, 1996, pursuant to which the Company divested its former Aerospace and Defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spin-off of its automotive component systems business (the Automotive Business) into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On December 31, 1998, the Company completed the spin-off of its semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). As used herein, the terms the "Company" or "Rockwell" include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to the Company's continuing businesses unless otherwise indicated.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), or in Item 8, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 2, 2000 (the 2000 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

PRODUCTS AND SERVICES

     The Company's business segments are engaged in research and development, manufacture, sale and service of electronic controls and communication products. The Company is organized based upon products and services and has three business segments consisting of Automation, Avionics & Communications and Other Businesses, which includes Electronic Commerce and the Science Center.

     The Automation business is a supplier of industrial automation products, systems, software and services focused on helping customers control and power manufacturing processes. Products include controllers, I/O (input/output) systems, drives, sensors, power devices, packaged control products, operator interface devices, software products and services, gear reducers, mounted bearings, power transmission components, network monitoring products and motors. These products are primarily marketed under the Rockwell Automation, Allen-Bradley, Rockwell Software, Dodge, and Reliance Electric brand names. Major markets served include consumer products, food and beverage, transportation, metals, mining, cement, pulp and paper, petroleum, specialty chemicals, pharmaceutical, electric power, water treatment, infrastructure and semiconductor fabrication.

     The Avionics & Communications business is a supplier of electronic products and systems, service and support solutions to the commercial aerospace and defense industries. Products include electronic equipment for flight control, cockpit display, navigation, voice and data communication, cockpit management, in-flight cabin management, communications and passenger entertainment, radar, global positioning and other command, control and communications devices marketed primarily under the Rockwell Collins brand name. Major customers include airframe manufacturers, the United States government and most of the world's airlines.

     Other Businesses includes the Electronic Commerce business, which is a supplier of technologies for companies that interact with their customers over the telephone and/or the Internet. Products include automatic call distributors, computer telephony integration software, information collection, reporting and management systems and call center consulting services and systems. Other Businesses also includes the Science Center, a research and development facility.

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings for the three years ended September 30, 1999, is contained under the caption RESULTS OF OPERATIONS in the MD&A on pages 12-14 hereof, and in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

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

GOVERNMENT CONTRACTS

     Approximately ten percent of the Company's sales is derived from United States government contracts, almost entirely from its Avionics & Communications business. The Avionics & Communications business supplies certain military equipment to the United States government. In addition to normal business risks, companies engaged in supplying military equipment to the United States government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States government contracts, particularly development contracts, and generally result in adjustments of contract prices.

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

     During 1999, the Automation business acquired Anorad Corporation, U.K.-based EJA Engineering Ltd., substantially all of the assets of Enterprise Technology Group, Inc., a software business, and certain assets, principally intellectual property, of Vancouver-based Dynapro. The Avionics & Communications business acquired Intertrade Limited and the remaining 50 percent interest in Flight Dynamics. The total cost of these acquisitions was $241 million, of which $214 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from six to thirty years.

     On December 31, 1998, the Company completed the spin-off of Semiconductor Systems into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Conexant to the Company's shareowners on a pro-rata basis. The Company also sold its railroad electronics and North American Transformer businesses during 1999.

     In the first quarter of 1998, the Avionics & Communications business acquired the in-flight entertainment business of Hughes-Avicom International, Inc. for $157 million. In connection with the acquisition, the Company recorded a charge of $103 million ($63 million after tax) for purchased research and development and recorded $70 million for other intangible assets, including developed technology, patents, assembled workforce and goodwill, which are being amortized on a straight-line basis over 10 years.

     In October 1996, the Company sold its Graphic Systems business for approximately $600 million. On December 6, 1996, the Company completed the divestiture of the A&D Business to Boeing. On September 30, 1997, the Company completed the spin-off of Meritor. The net (loss) income from operations of the Graphic Systems business, the A&D Business, the Automotive Business and Semiconductor Systems have been presented on the Company's Consolidated Statement of Operations included in the Financial Statements as (Loss) income from discontinued operations for all periods. The assets and liabilities of Semiconductor Systems as of September 30, 1998 have been classified on the Company's Consolidated Balance Sheet included in the Financial Statements as Net assets of Semiconductor Systems.

     Additional information relating to acquisitions and discontinued operations is contained under the captions ACQUISITIONS and DISCONTINUED OPERATIONS in the MD&A on page 14 hereof, and in Notes 2 and 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

GEOGRAPHIC INFORMATION

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, Japan, Mexico, Singapore, Southeast Asia, Spain, Sweden, Switzerland, The Netherlands and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

     Selected financial information by major geographic area for each of the three years in the period ended September 30, 1999 is contained in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

RESEARCH AND DEVELOPMENT

     In addition to research and development activities conducted by each of the Company's businesses, the Company's Science Center conducts a basic research program to support the strategies of the operating businesses and continues to provide research services to Boeing, Meritor and Conexant at agreed rates. At September 30, 1999, the Company employed approximately 5,000 professional engineers and scientists and 2,600 supporting technical personnel.

EMPLOYEES

     At September 30, 1999, the Company had approximately 41,200 employees, of whom approximately 8,200 were employed outside the United States.

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

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 18 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements. See also Item 3, LEGAL PROCEEDINGS, on pages 6-8 hereof.

PATENTS, LICENSES AND TRADEMARKS

     Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement have been made against the Company. Management believes that none of these claims will have a material adverse effect on the Financial Statements of the Company. See Item 3, LEGAL PROCEEDINGS, on pages 6-8 hereof. While in the aggregate the Company's patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company's business.

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

ITEM 2.  PROPERTIES.

     At September 30, 1999, the Company's businesses operated 87 plants and research and development facilities throughout the United States and in Europe, Brazil, Canada, India, Mexico, Australia and the Far East. These businesses also had approximately 400 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 23 million square feet. Of this floor space, approximately 62 percent was owned by the Company and approximately 38 percent was leased. At September 30, 1999, approximately
1.8 million square feet of floor space was not in use, most of which was in owned facilities. A summary of floor space of these facilities at September 30, 1999 is as follows:

                                                             OWNED         LEASED
                  LOCATION AND SEGMENTS                    FACILITIES    FACILITIES    TOTAL
                  ---------------------                    ----------    ----------    -----
                                                             (In millions of square feet)
United States:
  Automation.............................................      8.7          3.4        12.1
  Avionics & Communications..............................      3.2          1.4         4.6
  Other Businesses.......................................      0.3          0.2         0.5
Europe:
  Automation.............................................      0.4          1.1         1.5
  Avionics & Communications..............................      0.1           --         0.1
South America:
  Automation.............................................      0.1          1.4         1.5
  Avionics & Communications..............................       --          0.1         0.1
Canada and other areas:
  Automation.............................................      0.4          0.9         1.3
Corporate Offices (including unused wafer fabrication
  facilities held for sale)..............................      1.0          0.3         1.3
                                                              ----          ---        ----
          Total..........................................     14.2          8.8        23.0
                                                              ====          ===        ====

     In connection with the spin-off of Semiconductor Systems, the Company retained ownership of wafer fabrication facilities in Colorado Springs, Colorado, which are currently being held for sale. These facilities have approximately one million square feet of floor space and are not currently being used. At September 30, 1999, these facilities are included in Other current assets on the Company's Consolidated Balance Sheet included in the Financial Statements.

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

     On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury's award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney's fees but the court refused to consider the matter until appeals from the judgment have been exhausted. Both the plaintiffs and the Company have appealed the judgment, but management believes that an outcome adverse to the Company will not have a material effect on the Company's financial statements.

     On January 8, 1991, the Company filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees to which the Company alleges it is entitled under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against the Company alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On March 20, 1997, the court stayed the case pending disposition of the civil action described in the preceding paragraph. On August 30, 1999, the court continued the stay pending appeals in that civil action. The Company believes the government's counterclaim is without merit, and believes it is entitled under applicable law and its contract with the DOE to be indemnified for any liability associated with the counterclaim.

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

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of November 30, 1999 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

     On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from the Company's former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its floodplain. The Court deferred any decision on the imposition of fines and penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court's judgment. On September 10, 1999, the Company filed a petition for discretionary review of that decision with the Supreme Court of the State of Kentucky. The Company has been proceeding with remediation and characterization efforts consistent with the trial Court's ruling while simultaneously appealing that ruling.

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

     On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. On August 7, 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs. On August 22, 1996, a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. A Second Amended Consolidated Complaint was filed in the Orange County action on November 27, 1996. Subsequently, on February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. The Company and the director-defendants are defending the consolidated action. Non-expert discovery has been completed and the court has under submission defendants' motion for summary judgment.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

ITEM 4a.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 30, 1999 are as follows:

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT    AGE
-------------------------------------------------------------------    ---
DON H. DAVIS, JR.--Chairman of the Board of Rockwell since February
  1998 and Chief Executive Officer of Rockwell since October 1997;
  President and Chief Operating Officer of Rockwell from July 1995 to October 1997; Executive Vice President and Chief Operating
  Officer of Rockwell prior thereto.............................       59
W. MICHAEL BARNES--Senior Vice President, Finance & Planning and
  Chief Financial Officer of Rockwell...........................       57
WILLIAM J. CALISE, JR.--Senior Vice President, General Counsel and
  Secretary of Rockwell.........................................       61
JOHN D. COHN--Senior Vice President, Marketing and Communications
  of Rockwell since July 1999; Vice President-Global Strategy
  Development of Rockwell Collins from February 1999 to June 1999;
  Director, Global Business Development and Strategic Planning of
  Rockwell Collins from November 1996 to February 1999; Regional
  Director-Europe and Africa of Rockwell Collins prior thereto...      45

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT    AGE
-------------------------------------------------------------------    ---
STEVEN S. GARDNER--Vice President and General Tax Counsel of
  Rockwell since March 1998; Associate General Tax Counsel of
  Rockwell from October 1997 to March 1998; European Tax Counsel of
  Rockwell from January 1996 to October 1997; European Area Tax
  Counsel of Dow Corning (silicone products) prior thereto......       44
JAMES E. HART--Vice President, Strategic Sourcing of Rockwell since
  April 1999; Vice President and Program Manager, Strategic
  Sourcing Initiative of Rockwell from November 1998 to April 1999;
  Vice President, Finance, Materials and Business Planning of
  Rockwell Automation, Control and Information Group prior
  thereto.......................................................       50
CLAYTON M. JONES--Senior Vice President of Rockwell and President,
  Rockwell Collins since January 1999; Executive Vice President of
  Rockwell Collins from November 1996 to January 1999; Vice
  President and General Manager of Rockwell Collins Air Transport
  Division from October 1995 to November 1996; Senior Vice
  President-Government Operations & International of Rockwell from
  February 1995 to October 1995; Vice President-Aerospace
  Government Affairs and Marketing of Rockwell prior thereto....       50
KEITH D. NOSBUSCH--Senior Vice President of Rockwell and President,
  Rockwell Automation Control Systems since November 1998; Senior
  Vice President-Automation Control and Information Group of
  Rockwell Automation from February 1996 to November 1998; Vice
  President-Presence Sensing Products of Rockwell Automation prior
  thereto.......................................................       48
GEORGE C. ODDEN--Vice President, Corporate Development of Rockwell
  since June 1999; Director, Mergers and Acquisitions of Warburg
  Dillon Read LLC (investment banking) from April 1999 to June
  1999; Associate Director, Warburg Dillon Read LLC from September
  1997 to April 1999; Associate, Warburg Dillon Read LLC prior
  thereto.......................................................       34
JAMES P. O'SHAUGHNESSY--Vice President and Chief Intellectual
  Property Counsel of Rockwell since May 1996; partner of Foley &
  Lardner (law firm) prior thereto..............................       52
DENNIS J. POPOVEC--Vice President and Treasurer of Rockwell since
  March 1997; Assistant Treasurer of Rockwell prior thereto.....       44
WILLIAM E. SANDERS--Vice President and Controller of Rockwell since
  August 1997; Assistant Controller of Rockwell from October 1996 to August 1997; Accounting Executive, Financial Reports of
  Rockwell prior thereto........................................       47
WILLIAM A. SANTE, II--General Auditor of Rockwell...............       56
JOHN R. STOCKER--Vice President, Law of Rockwell................       58
JOEL R. STONE--Senior Vice President, Human Resources of Rockwell
  since December 1996; Vice President, Compensation & Benefits of
  Rockwell prior thereto........................................       55
JOSEPH D. SWANN--Vice President of Rockwell and President, Rockwell
  Automation Power Systems since June 1998; Senior Vice President and General Manager-Dodge Mechanical Group, Rockwell Automation
  prior thereto.................................................       58
EARL S. WASHINGTON--Senior Vice President & Special Assistant to
  the Chairman and Chief Executive Officer of Rockwell since June
  1999; Senior Vice President, Corporate Marketing and
  Communications of Rockwell from February 1998 to June 1999;
  Senior Vice President, Communications of Rockwell from September
  1995 to February 1998; Vice President, Advertising and Public
  Relations of Rockwell prior thereto...........................       54

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific and London Stock Exchanges. On November 15, 1999, there were 53,894 shareowners of record of the Company's Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange--Composite Transactions reporting system during each quarter of the Company's fiscal years ended September 30, 1999 and 1998:

                                                 1999                       1998
                                            ---------------            ---------------
FISCAL QUARTERS                             HIGH        LOW            HIGH        LOW
---------------                             ----        ---            ----        ---
First.....................................  52 5/16     32 1/8         58 5/8      44 5/16
Second....................................  49 7/16     39 15/16       61 5/8      48 3/8
Third.....................................  63 9/16     41 1/4         59 1/16     46 9/16
Fourth....................................  64 15/16    48 7/8         48 1/4      33 3/4

     On December 6, 1996, each Rockwell shareowner became entitled to receive .042 share (presently .084 share) of Boeing common stock for each share of
Rockwell Common Stock or Class A Common Stock owned. On September 30, 1997, each Rockwell shareowner received one-third of a share of Meritor common stock for each share of Rockwell Common Stock owned. On December 31, 1998, each Rockwell shareowner received one-half of a share (presently one share) of Conexant common stock for each share of Rockwell Common Stock owned. At September 30, 1999, such fractional shares of Boeing, Meritor and Conexant common stock per Rockwell share had values of $3.58, $6.96 and $36.33, respectively. Rockwell's current stock price does not reflect the value of the Boeing, Meritor and Conexant fractional shares.

     During the year ended September 30, 1999, the Company repurchased, through open-market purchases, 3.5 million shares of Common Stock.

     The following table sets forth the aggregate quarterly cash dividends per common share (comprised of the Common Stock and, until February 23, 1997, the date of its automatic conversion to Common Stock, Class A Common Stock) during each of the Company's five fiscal years ended September 30, 1999:

                                                              CASH DIVIDENDS PER
FISCAL YEAR                                                     COMMON SHARE(1)
-----------                                                   ------------------
1999........................................................         $1.02
1998........................................................          1.02
1997........................................................          1.16
1996........................................................          1.16
1995........................................................          1.08

---------------

(1) Upon the spin-off of Meritor on September 30, 1997, the Company's annual $1.16 per share dividend was set at $1.02 for Rockwell and 14 cents for Meritor. Per share dividend amounts indicated do not include dividends paid on the fractional shares of Boeing and Meritor received on December 6, 1996 and September 30, 1997, respectively, by Rockwell shareowners.

     On July 1, 1999, the Company issued 151, 158 and 158 shares of restricted stock, respectively, to the following directors of the Company: Donald R. Beall, George L. Argyros and John D. Nichols. These shares were issued pursuant to deferral elections made in accordance with the Company's Directors Stock Plan in partial or full payment for retainer fees otherwise payable in cash. The issuance of all such shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The selected consolidated financial data have been derived from the consolidated financial statements of the Company. The data should be read in conjunction with the MD&A and the Financial

Statements. The statement of operations data for the five years ended September 30, 1999 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

                                                            Year Ended September 30,
                                                  ---------------------------------------------
                                                   1999    1998(a)   1997(b)   1996(c)    1995
                                                   ----    -------   -------   -------    ----
                                                      (in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales...........................................  $7,043   $6,752    $6,370    $5,784    $5,169
Interest expense................................      84       58        27        22        14
Income (loss) from continuing operations before
  accounting change.............................     582     (109)      437       364       308
Earnings (loss) per share from continuing
  operations before accounting change:
  Basic.........................................    3.06    (0.55)     2.04      1.67      1.42
  Diluted.......................................    3.01    (0.55)     2.01      1.65      1.39
Cash dividends per share........................    1.02     1.02      1.16      1.16      1.08
BALANCE SHEET DATA: (at end of period)
Total assets....................................  $6,704   $7,170    $7,642    $8,564    $7,977
Long-term debt..................................     911      908       156       156       167
Shareowners' equity.............................   2,637    3,245     4,811     4,256     3,782

---------------

(a) Includes pre-tax charges of $597 million ($508 million after tax, or $2.57 per diluted share) for costs associated with asset impairments and a comprehensive restructuring program and $103 million ($63 million after tax, or 31 cents per diluted share) relating to the write-off of purchased research and development in connection with an acquisition.

(b) Includes a charge of $23 million (before and after tax), or 11 cents per diluted share, relating to the write-off of purchased research and development in connection with an acquisition.

(c) Includes a pre-tax charge of $76 million ($47 million after tax, or 22 cents per diluted share) related to restructuring actions and a tax credit of $65 million, or 29 cents per diluted share, related to the settlement of research and experimentation tax credit refund claims for years prior to 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Summary of Results of Operations

                                                           YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------------------
                                                 1999      1998      1997      1996      1995
                                                ------    ------    ------    ------    ------
                                                                (in millions)
SALES:
  Automation..................................  $4,411    $4,546    $4,494    $4,165    $3,590
  Avionics & Communications...................   2,395     1,980     1,674     1,459     1,443
  Other Businesses............................     237       226       202       160       136
                                                ------    ------    ------    ------    ------
     Total....................................  $7,043    $6,752    $6,370    $5,784    $5,169
                                                ======    ======    ======    ======    ======
SEGMENT OPERATING EARNINGS:
  Automation..................................  $  661    $  594    $  598    $  537    $  481
  Avionics & Communications...................     448       272       253       166       185
  Other Businesses............................      30        13        13        11        (6)
                                                ------    ------    ------    ------    ------
     Total....................................   1,139       879       864       714       660
Special charges...............................      --      (597)       --       (76)       --
Purchased research and development............      --      (103)      (23)       --        --
General corporate -- net......................    (165)      (96)      (79)      (84)     (108)
Interest expense..............................     (84)      (58)      (27)      (22)      (14)
                                                ------    ------    ------    ------    ------
Income from continuing operations before
  income taxes and accounting change..........     890        25       735       532       538
Provision for income taxes....................    (308)     (134)     (298)     (168)     (230)
                                                ------    ------    ------    ------    ------
Income (loss) from continuing operations
  before accounting change....................  $  582    $ (109)   $  437    $  364    $  308
                                                ======    ======    ======    ======    ======

  1999 Compared to 1998

     Sales increased four percent in 1999 to $7 billion from $6.8 billion in 1998 due to strong growth at Rockwell Collins. The composition of sales was as follows (in billions):

                                                              1999   1998
                                                              ----   ----
U.S. Commercial.............................................  $4.1   $4.1
International...............................................   2.2    2.1
U.S. Government.............................................   0.7    0.6
                                                              ----   ----
          Total.............................................  $7.0   $6.8
                                                              ====   ====

Earnings per share from continuing operations in 1999 of $3.01 were up 29 percent over comparable 1998 earnings (before special items) of $2.33. The related income increased $120 million to $582 million from $462 million in 1998.

     Effective September 30, 1999, Rockwell revised the presentation of its business segments. The Avionics & Communications segment is now comprised solely of Rockwell Collins while Rockwell Electronic Commerce and Rockwell Science Center have been combined into the Other Businesses segment. Prior period amounts have been reclassified to conform with the current year presentation.

     Automation's sales of $4.4 billion in 1999 were down three percent from 1998 due to a $130 million sales decline at the motors business. Despite sluggish markets, Automation achieved record operating earnings of $633 million in 1999, excluding a $28 million gain resulting from the sale of our North American Transformer business. Automation's higher operating performance was driven by significant improvements in manufacturing processes and material cost reductions, which more than offset investments in new product development and launch costs. Operating earnings in 1999 also include a $9 million charge related to the consolidation of the power systems businesses. Operating results for 1998 include a $16 million gain related to the favorable resolution of certain environmental matters with Exxon Corporation. Operating earnings as a percent of sales were 14.4 percent in 1999, excluding the $28 million gain, compared to 13.1 percent in 1998.

     Avionics & Communications achieved a 21 percent increase in sales during 1999 to $2.4 billion from $2 billion in 1998. All of Rockwell Collins' businesses, passenger systems, government systems, air transport and business and regional systems, posted sales increases in 1999. Rockwell Collins also generated a 34 percent increase in customer service and support revenue in 1999. Rockwell Collins' operating earnings in 1999 of $416 million, excluding a $32 million gain associated with the sale of the railroad electronics business, were up 36 percent from 1998 operating earnings of $307 million, excluding a $35 million charge in 1998 for the estimated loss on a government systems contract. Higher operating earnings in 1999 were driven by outstanding performance at the air transport and business and regional systems businesses. Operating earnings as a percent of sales in 1999 (excluding the $32 million gain) were 17.4 percent compared to 15.5 percent in 1998 (excluding the $35 million contract charge).

     Sales for Other Businesses increased five percent in 1999 to $237 million. Operating earnings in 1999 of $30 million include approximately $14 million resulting from the favorable resolution of an intellectual property matter.

     The increase in general corporate expenses in 1999 is due to charges of approximately $37 million for costs incurred in connection with the Company's relocation of its corporate office and a $29 million loss associated with the write-off of its investment in Goss Graphics Systems, Inc. preferred stock.

  1998 Compared to 1997

     Sales increased six percent in 1998 to $6.8 billion from $6.4 billion in 1997 due primarily to strong markets for Rockwell Collins products. Income from continuing operations (before special items) for 1998 totaled $462 million, or $2.33 per share, compared to $460 million, or $2.12 per share in 1997.

     Automation demonstrated its ability in 1998 to perform in uncertain global markets by offsetting lower sales in North America and the Asia-Pacific region with gains in Europe and Latin America. Sales in 1998 of $4.5 billion were about the same as 1997. Operating earnings for 1998 were $594 million compared to $598 million in 1997. Operating earnings as a percent of sales were 13.1 percent in 1998 compared to 13.3 percent in 1997 as operating efficiencies and cost-reduction actions implemented in June 1998 substantially offset the effects of performance issues at the motors business.

     Avionics & Communications achieved an 18 percent increase in sales during 1998 to $2 billion from $1.7 billion in 1997. Significant sales increases occurred at the Company's commercial air transport and business and regional aircraft systems businesses in 1998. Approximately one-third of the sales increase in 1998 was due to inclusion of the passenger systems business, which was acquired in December 1997. Avionics & Communications' operating earnings for 1998, excluding a third quarter government contract reserve of $35 million, were up 21 percent from 1997. Operating earnings as a percent of sales in 1998, before special items and the contract reserve, were 15.5 percent compared to
15.1 percent in 1997.

     Sales for Other Businesses increased to $226 million in 1998 from $202 million in 1997. Operating earnings of $13 million in 1998 were consistent with the operating earnings of 1997.

     Special items in 1998 consisted of a pre-tax charge of $103 million, or 31 cents per share, for purchased research and development in connection with the acquisition of the passenger systems business and a pre-tax charge of $597 million, or $2.57 per share, for asset impairments and a comprehensive restructuring program. A significant component of the asset impairment charge related to the writedown of long-lived assets (primarily goodwill) associated with Rockwell Automation's motors business. The special charges related to the business segments as follows: Automation, $488 million; Avionics & Communications, $88 million; Other Businesses, $11 million; and Corporate, $10 million. Including special items, the 1998 loss from continuing operations, before an accounting change, was $109 million, or 55 cents per share, compared to 1997 income from continuing operations of $437 million, or $2.01 per share. In addition, the Company recorded an after-tax charge of $17 million, or nine cents per share, related to a change in accounting method at the Avionics & Communications business for certain general and administrative costs related to government contracts. Including the effect of the accounting change and the results of discontinued operations, the net loss for 1998 was $427 million, or $2.16 per share, compared to 1997 net income of $644 million, or $2.97 per share. The special item in 1997 was a pre-tax charge of $23 million, or 11 cents per share, for purchased research and development related to the acquisition of a Rockwell Automation software business.

DISCONTINUED OPERATIONS

     On December 31, 1998, the Company completed the spin-off of Semiconductor Systems into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Conexant Systems, Inc. to the Company's shareowners on a pro-rata basis. In connection with this spin-off, the Company retained ownership of wafer fabrication facilities in Colorado Springs, Colorado, which are currently being held for sale. The Company accrued for Semiconductor Systems' estimated first quarter 1999 operating loss and costs related to the spin-off in 1998. An additional $20 million loss was recorded in the first quarter of 1999, which relates principally to the Company's decision to record a further writedown of the wafer fabrication facilities in Colorado Springs and for related costs of disposal.

     Discontinued operations for periods prior to 1999 include the Semiconductor Systems, Automotive, Aerospace & Defense, and Graphic Systems businesses.

ACQUISITIONS

     The Company completed six acquisitions during 1999 that complement the Company's product offerings, strengthen its technologies, and expand its global reach. The total cost of these acquisitions was $241 million, of which $214 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from six to thirty years.

     Rockwell Automation acquired Anorad Corporation (Anorad), EJA Engineering, Ltd. (EJA), substantially all of the assets of Enterprise Technology Group, Inc.
(ETG), a software business, and certain assets, principally intellectual property, of Vancouver-based Dynapro. Anorad is a leading supplier of linear motor equipment and its acquisition positions Rockwell to address motion control opportunities in the semiconductor fabrication market. EJA, based in the United Kingdom, is a market-leading manufacturer of integrated control and safety systems in the $2 billion industrial safety market. The ETG acquisition enhances the technological capabilities of our growing Rockwell Software business while the Dynapro acquisition expands Rockwell Automation's human-machine interface software and hardware capabilities.

     Our Avionics & Communications business acquired Intertrade Limited (Intertrade) and the remaining 50 percent interest in Flight Dynamics. Intertrade is an avionics parts supplier that will complement our growing customer service and support business. Flight Dynamics, the market leader in Head-Up Guidance Systems, increases Rockwell Collins' aviation electronics content across multiple platforms.

INCOME TAXES

     The Company's effective income tax rate declined to 34.6 percent in 1999 from 36.3 percent, excluding the tax effects of special items in 1998. The lower tax rate in 1999 is primarily attributable to higher utilization of foreign tax credits in 1999. Management believes the Company's effective income tax rate will continue to benefit in 2000 and beyond from ongoing tax planning initiatives.

BENEFIT PLANS

     The Company's pension plan surplus increased to $270 million at September 30, 1999, from $95 million in 1998 due to a higher discount rate and continued strong investment returns. Assets in the pension plans amounted to approximately $3 billion at September 30, 1999. The Company is on track for full implementation of its single simplified medical plan for active employees and retirees on January 1, 2000.

OUTLOOK FOR 2000

     Assuming a continuation of present global economic conditions, we expect earnings per share growth of approximately 10 percent. We expect higher sales and earnings at Rockwell Automation and Rockwell Electronic Commerce while Rockwell Collins' results should be about the same as 1999, with higher sales and earnings in business and regional systems, government systems, and customer service and support, offsetting an expected decline in new aircraft production in the commercial air transport market.

FINANCIAL CONDITION

     Rockwell's strong financial position provides substantial flexibility for acquisitions and investments in new product development and technology. Cash generated by operations of $940 million in 1999 was up 30 percent from $723 million in 1998. Free cash flow in 1999 was $594 million, an increase of $256 million over the $338 million of free cash flow in 1998. The higher cash generation in 1999 was driven by improvements in working capital management, supplier management and cost reductions. The Company defines free cash flow, an internal performance measurement, as cash provided by operating activities, including proceeds from dispositions of property and reduced by capital expenditures. The Company's definition of free cash flow may be different from definitions used by other companies.

     Cash used for investing activities was $420 million in 1999 compared to $465 million in 1998. Capital expenditures in 1999 were $377 million and consisted primarily of investments in facilities, machinery and equipment, and integrated, enterprise-wide information systems to facilitate growth and increase operating efficiencies. In addition, the Company used $241 million for the acquisition of six new businesses in 1999. Cash used for acquisitions was partially offset by $198 million in proceeds received from the sale of property and businesses, including the Company's railroad electronics business and North American Transformer business. Capital expenditures in 2000 are expected to approximate $400 million.

     The Company continues to invest heavily in research and new product development. Investment totaled $422 million in 1999, up five percent from $402 million in 1998. New product development at Rockwell Collins was up 15 percent over 1998 due to higher investment at our passenger systems business. The Company expects this level of product development to continue in 2000.

     In addition to internally generated cash, the Company has access to existing financing sources, including the public debt markets and from the approximately $1.3 billion of unsecured credit facilities with various banks. The Company's debt-to-total-capital ratio at September 30, 1999, was 29 percent compared to 25 percent at September 30, 1998.

     During 1999, the Company completed the $500 million stock repurchase program initiated in 1997 and the Board of Directors approved an additional $250 million stock repurchase program. The Company spent approximately $172 million during 1999 in connection with these programs. At September 30, 1999, there was approximately $242 million remaining on its current $250 million stock repurchase program.

     Cash dividends to shareowners were $194 million, or $1.02 per share, in 1999, compared to $202 million, or $1.02 per share, in 1998.

YEAR 2000 READINESS DISCLOSURE

     The Company has substantially completed a comprehensive, five-phased Year 2000 remediation project. The inventory, assessment, and strategy phases were completed in early 1999 and the conversion/upgrade and testing phases were essentially complete by September 30, 1999. The Company's recent efforts have been focused upon the development of Year 2000 contingency plans to deal with unanticipated Year 2000 situations and any items that have not been remediated, in order to minimize the risk of disruption to our customers and our businesses. Management believes that the Company's products and the mission critical components of its business systems, infrastructure and supporting systems are ready for the transition to the Year 2000 and beyond.

     Despite the Company's internal state of readiness for the Year 2000, business operations can still be negatively affected by external Year 2000 failures, especially in the supply chain as it relates to critical manufacturing suppliers, material suppliers, and infrastructure (utilities, communications, transportation and other services) suppliers. A Year 2000 failure by a critical supplier could result in the temporary slowdown or cessation of production by the Company, the duration of which cannot be reasonably estimated. Where possible, the Company has attempted to reduce this risk through various means by assessing the Year 2000 readiness of critical suppliers, including reviewing their responses to a standard Year 2000 questionnaire, reviewing their public Year 2000 readiness statements and engaging in follow-up actions, where necessary, to evaluate Year 2000 readiness. For our top five percent of critical manufacturing and material suppliers, the

Company has conducted on-site reviews and monitored specific Year 2000 milestones to review the supplier's readiness and the compliance of their products and services.

     The current estimate of Year 2000 total project costs is approximately $42 million, which includes the cost of purchasing certain hardware and software. Purchased hardware and software has been capitalized in accordance with normal policy. Through September 30, 1999, approximately 95 percent of the total project cost had been spent.

     The varying definitions of "compliance with Year 2000" and the array of products and services sold by the Company, both today and in the past, may lead to claims whose effect on the Company is not currently estimable. The Company has product and general liability insurance policies which provide coverage in the event of certain product failures. The Company has not, however, purchased Year 2000 specific insurance because, in management's view, the cost is prohibitive and likely of little value. In many cases, the Company contractually limits or disclaims consequential damages in the Company's sales contracts. No assurance can be given that the aggregate cost of defending and resolving such claims will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products contain provisions requiring such parties to indemnify the Company under certain circumstances, there can be no assurance that such indemnification arrangements would cover all of the Company's potential liabilities and costs related to claims by third parties related to the Year 2000 issue.

     The Company has been developing contingency plans to address potential Year 2000 events. As of September 30, 1999, approximately 85 percent of the Company's Year 2000 contingency plans have been developed through a process that includes the identification of key business processes, the assessment of exposure to Year 2000-related incidents, and the outlining of the actions to be taken. These actions include identifying alternate suppliers, pre-stocking critical inventory items and forming rapid response teams to ensure that normal business operations continue unaffected.

     With respect to operations under its direct control, management does not currently expect, in view of its Year 2000 readiness efforts and the diversity of its suppliers and customers, that occurrences of Year 2000 failures will have a material adverse effect on the financial position or results of operations of the Company. However, our evaluation is ongoing and we expect that new and different information will become available to us. Consequently, there can be no guarantee that all material elements will be Year 2000 ready in time. In this environment, there will likely be instances of failure that could cause disruptions in business processes. The likelihood and effects of such failures cannot be estimated.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities, and with respect to foreign currency transactions, derivative financial instruments in the form of foreign currency forward exchange contracts.

  Interest Rate Risk

     In addition to using cash provided by normal operating activities, the Company utilizes a combination of short-term and long-term debt to finance operations. The Company is exposed to interest rate risk on these debt obligations.

     The Company had short-term debt obligations consisting of commercial paper and foreign bank borrowings with carrying values of $187 million and $154 million at September 30, 1999 and 1998, respectively. The Company's results of operations are affected by changes in market interest rates on these short-term obligations. If market interest rates would have averaged 10 percent higher than actual levels in either 1999 or 1998, the effect on the Company's results of operations would not have been material. The fair values of these obligations approximated their carrying values at September 30, 1999 and 1998, and would not have been materially affected by changes in market interest rates.

     At September 30, 1999 and 1998, the Company had outstanding fixed rate long-term debt obligations with carrying values of $913 million and $910 million, respectively. The fair value of this debt was $836 million and $962 million at September 30, 1999 and 1998, respectively. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company's results of operations or shareowners' equity.

  Foreign Currency Risk

     The Company is a global electronic controls and communications company and as such, conducts a significant portion of its business activities outside the United States in currencies other than the United States dollar. The Company enters into foreign currency forward exchange contracts (contracts) in the ordinary course of business to protect itself from adverse currency rate fluctuations on firm foreign currency transactions. In addition, the Company enters into contracts to conservatively hedge certain forecasted foreign currency transactions. These contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. A substantial majority of these contracts are entered into in order to hedge firm commitments with the remainder entered into to hedge forecasted transactions. Under generally accepted accounting principles, gains and losses on contracts for firm commitments are deferred through accumulated other comprehensive income (loss) and included in the measurement of the underlying foreign currency transaction being hedged. Gains and losses on contracts relating to forecasted transactions are recognized in the current results of operations.

     At September 30, 1999 and 1998, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $708 million and $578 million, respectively, primarily consisting of contracts to exchange the Euro, British pound sterling, Canadian dollar, and Swiss franc. Notional amounts are stated in the U.S. dollar equivalents at exchange rates in effect at the time of contract initiation. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to the results of operations or financial position of the Company.

CAUTIONARY STATEMENT

     This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes," "estimates," "expect(s)," "high expectations," "could," "likely," "anticipates," "will" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; timely completion of Year 2000 software modifications by the Company, its key suppliers and customers, and governments; implementation of restructuring actions in accordance with management's plans and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEET
                                 (in millions)

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                           ASSETS
CURRENT ASSETS
Cash (includes time deposits and certificates of deposit:
  1999, $260; 1998, $61)....................................  $   356    $   103
Receivables (less allowance for doubtful accounts: 1999,
  $56; 1998, $51)...........................................    1,294      1,223
Inventories, net............................................    1,339      1,313
Deferred income taxes.......................................      364        258
Other current assets........................................      229        213
Net assets of Semiconductor Systems.........................       --        986
                                                              -------    -------
     Total current assets...................................    3,582      4,096
                                                              -------    -------
PROPERTY, NET...............................................    1,581      1,535
                                                              -------    -------
INTANGIBLE ASSETS, NET......................................    1,390      1,330
                                                              -------    -------
OTHER ASSETS................................................      151        209
                                                              -------    -------
     TOTAL..................................................  $ 6,704    $ 7,170
                                                              =======    =======
            LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $   189    $   156
Accounts payable............................................      843        733
Compensation and benefits...................................      469        547
Income taxes payable........................................       91         19
Other current liabilities...................................      516        528
                                                              -------    -------
     Total current liabilities..............................    2,108      1,983
                                                              -------    -------
LONG-TERM DEBT..............................................      911        908
                                                              -------    -------
RETIREMENT BENEFITS.........................................      653        691
                                                              -------    -------
OTHER LIABILITIES...........................................      395        343
                                                              -------    -------
SHAREOWNERS' EQUITY
Common stock (shares issued: 216.4).........................      216        216
Additional paid-in capital..................................      960        923
Retained earnings...........................................    3,034      3,697
Accumulated other comprehensive loss........................     (153)      (135)
Common stock in treasury, at cost (shares held: 1999, 25.5;
  1998, 25.8)...............................................   (1,420)    (1,456)
                                                              -------    -------
     Total shareowners' equity..............................    2,637      3,245
                                                              -------    -------
     TOTAL..................................................  $ 6,704    $ 7,170
                                                              =======    =======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in millions, except per share amounts)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
REVENUES:
Sales.......................................................  $7,043    $6,752    $6,370
Other income, net...........................................     108        88       106
                                                              ------    ------    ------
Total revenues..............................................   7,151     6,840     6,476
                                                              ------    ------    ------
COSTS AND EXPENSES:
Cost of sales (see Note 3)..................................   4,907     5,206     4,456
Selling, general, and administrative (see Note 3)...........   1,270     1,448     1,235
Purchased research and development (see Note 4).............      --       103        23
Interest....................................................      84        58        27
                                                              ------    ------    ------
Total costs and expenses....................................   6,261     6,815     5,741
                                                              ------    ------    ------
Income from continuing operations before income taxes.......     890        25       735
Income tax provision........................................     308       134       298
                                                              ------    ------    ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE ACCOUNTING
  CHANGE....................................................     582      (109)      437
(Loss) income from discontinued operations..................     (20)     (301)      207
Cumulative effect of accounting change......................      --       (17)       --
                                                              ------    ------    ------
NET INCOME (LOSS)...........................................  $  562    $ (427)   $  644
                                                              ======    ======    ======
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations before accounting change............  $ 3.06    $(0.55)   $ 2.04
  Discontinued operations...................................   (0.11)    (1.52)     0.97
  Cumulative effect of accounting change....................      --     (0.09)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $ 2.95    $(2.16)   $ 3.01
                                                              ======    ======    ======
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations before accounting change............  $ 3.01    $(0.55)   $ 2.01
  Discontinued operations...................................   (0.11)    (1.52)     0.96
  Cumulative effect of accounting change....................      --     (0.09)       --
                                                              ------    ------    ------
  Net income (loss).........................................  $ 2.90    $(2.16)   $ 2.97
                                                              ======    ======    ======
AVERAGE OUTSTANDING SHARES:
  Basic.....................................................   190.5     197.9     213.8
                                                              ======    ======    ======
  Diluted...................................................   193.6     197.9     217.1
                                                              ======    ======    ======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in millions)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              1999     1998      1997
                                                              -----    -----    -------
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
Income (loss) from continuing operations before accounting
  change....................................................  $ 582    $(109)   $   437
Adjustments to arrive at cash provided by operating
  activities:
  Depreciation..............................................    258      227        210
  Amortization of intangible assets.........................     79       79         83
  Deferred income taxes.....................................     12      (44)       (38)
  Net gain on dispositions of businesses (see Note 15)......    (57)      (8)        --
  Loss on investment (see Note 15)..........................     29       --         --
  Special charges (see Note 3)..............................     --      597         --
  Purchased research and development (see Note 4)...........     --      103         23
  Changes in assets and liabilities, excluding effects of
     acquisitions, divestitures, and foreign currency
     adjustments:
     Receivables............................................    (77)    (126)      (125)
     Inventories............................................    (29)     (40)      (120)
     Accounts payable.......................................     97       79         41
     Income taxes...........................................     26      (76)       (77)
     Other assets and liabilities...........................     20       41        (27)
                                                              -----    -----    -------
     CASH PROVIDED BY OPERATING ACTIVITIES..................    940      723        407
                                                              -----    -----    -------
INVESTING ACTIVITIES
Property additions..........................................   (377)    (408)      (336)
Acquisitions of businesses, net of cash acquired............   (241)    (158)       (50)
Special payment from Meritor (see Note 2)...................     --       --        445
Proceeds from the dispositions of property and businesses...    198      101        607
                                                              -----    -----    -------
     CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES.......   (420)    (465)       666
                                                              -----    -----    -------
FINANCING ACTIVITIES
Increase (decrease) in short-term borrowings................     21      107       (241)
Payments of long-term debt..................................     --       (3)       (15)
Long-term borrowings........................................     --      751          2
                                                              -----    -----    -------
  Net increase (decrease) in debt...........................     21      855       (254)
Purchases of treasury stock.................................   (172)    (980)      (856)
Cash dividends..............................................   (194)    (202)      (248)
Proceeds from the exercise of stock options.................    125       75         56
                                                              -----    -----    -------
     CASH USED FOR FINANCING ACTIVITIES.....................   (220)    (252)    (1,302)
                                                              -----    -----    -------
CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS...........    300        6       (229)
Cash Used for Discontinued Operations.......................    (47)    (172)      (141)
                                                              -----    -----    -------
INCREASE (DECREASE) IN CASH.................................    253     (166)      (370)
CASH AT BEGINNING OF YEAR...................................    103      269        639
                                                              -----    -----    -------
CASH AT END OF YEAR.........................................  $ 356    $ 103    $   269
                                                              =====    =====    =======

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                    (in millions, except per share amounts)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              -------    -------    ------
COMMON STOCK
Beginning balance...........................................  $   216    $   216    $  210
Conversion of Class A common stock..........................       --         --        25
Cancellation of treasury stock (see Note 2).................       --         --       (19)
                                                              -------    -------    ------
Ending balance..............................................      216        216       216
                                                              -------    -------    ------
CLASS A COMMON STOCK
Beginning balance...........................................       --         --        28
Conversion into common stock................................       --         --       (28)
                                                              -------    -------    ------
Ending balance..............................................       --         --        --
                                                              -------    -------    ------
ADDITIONAL PAID-IN CAPITAL
Beginning balance...........................................      923        901       199
Exercise of stock options...................................       37         22        26
Divestiture of A&D Business (see Note 2)....................       --         --     1,175
Cancellation of treasury stock (see Note 2).................       --         --      (499)
                                                              -------    -------    ------
Ending balance..............................................      960        923       901
                                                              -------    -------    ------
RETAINED EARNINGS
Beginning balance...........................................    3,697      4,409     4,466
Net income (loss)...........................................      562       (427)      644
Cash dividends (per share: 1999 and 1998, $1.02; 1997,
  $1.16)....................................................     (194)      (202)     (248)
Treasury stock reissuances..................................     (118)       (83)     (230)
Spin-off of Conexant (see Note 2)...........................     (913)        --        --
Spin-off of Meritor (see Note 2)............................       --         --      (223)
                                                              -------    -------    ------
Ending balance..............................................    3,034      3,697     4,409
                                                              -------    -------    ------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance...........................................     (135)      (103)     (103)
Other comprehensive loss....................................      (18)       (32)      (72)
Adjustment for Meritor spin-off (see Note 2)................       --         --        72
                                                              -------    -------    ------
Ending balance..............................................     (153)      (135)     (103)
                                                              -------    -------    ------
TREASURY STOCK
Beginning balance...........................................   (1,456)      (612)     (544)
Purchases...................................................     (172)      (980)     (856)
Stock option exercises......................................      208        136       270
Cancellation of treasury stock (see Note 2).................       --         --       518
                                                              -------    -------    ------
Ending balance..............................................   (1,420)    (1,456)     (612)
                                                              -------    -------    ------
TOTAL SHAREOWNERS' EQUITY...................................  $ 2,637    $ 3,245    $4,811
                                                              =======    =======    ======

                See notes to consolidated financial statements.

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (in millions)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                              1999      1998     1997
                                                              -----    ------    -----
Net income (loss)...........................................  $562     $(427)    $644
Other comprehensive loss:
  Foreign currency translation adjustments (net of tax
     benefit of $(3), $(2), and $0).........................   (16)      (30)     (67)
  Pension adjustments.......................................    (2)       (2)      (5)
                                                              ----     -----     ----
Other comprehensive loss....................................   (18)      (32)     (72)
                                                              ----     -----     ----
Comprehensive income (loss).................................  $544     $(459)    $572
                                                              ====     =====     ====

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  Basis of Presentation

     Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to the continuing operations of Rockwell International Corporation (Rockwell or the Company). Certain prior year amounts have been reclassified to conform with the current year presentation.

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

  Revenue Recognition

     Sales are generally recorded as products are shipped or services are rendered, except sales under certain contracts requiring performance over several periods, which are accounted for under the percentage-of-completion method of accounting. Anticipated losses on contracts accounted for under the percentage-of-completion method are recognized in full in the period that the losses become evident.

  Cash

     Cash includes time deposits and certificates of deposit with original maturities of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market using LIFO, FIFO, or average methods. Market is determined on the basis of estimated realizable values.

  Property

     Property is stated at cost. Depreciation of property is provided based on estimated useful lives generally using accelerated and straight-line methods. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

  Purchased Intangibles

     Goodwill and other intangible assets generally result from business acquisitions. The Company accounts for business acquisitions under the purchase method by assigning the purchase price to tangible and intangible assets and liabilities, including research and development projects which have not yet reached technological feasibility and have no alternative future use (purchased research and development). Assets acquired and liabilities assumed are recorded at their fair values; the appraised value of purchased research and development is immediately charged to expense, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

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

  Derivative Financial Instruments

     The Company enters into foreign currency forward exchange contracts in the ordinary course of business to protect itself from adverse currency rate fluctuations on both firm and forecasted foreign currency transactions. These contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. Accounting policies for these instruments are based upon the Company's designation of such instruments as hedging transactions under generally accepted accounting principles. Criteria used in the designation of an instrument as a hedge include the effectiveness of the instrument in reducing associated risk of the underlying position. Gains or losses relating to hedging firm commitments are deferred through accumulated other comprehensive income (loss) and included in the measurement of the underlying foreign currency transaction being hedged. Gains or losses relating to forecasted transactions are recognized in current period other income, net.

  Stock Options

     The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

  New Accounting Standards

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for the reporting and presentation of comprehensive income (loss) and its components in financial statements. SFAS 130 requires certain equity adjustments to be reported as components of comprehensive income. The adoption of this statement had no effect on the Company's results of operations or shareowners' equity.

     Effective September 30, 1999, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). The adoption of SFAS 131 changed the composition of the Company's reportable operating segments, and accordingly, certain segment information reported in prior year financial statements has been reclassified to conform with the current year presentation. The adoption of SFAS 131 had no effect on the Company's results of operations or shareowners' equity.

     Effective September 30, 1999, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). SFAS 132 establishes new disclosure requirements for pension and other postretirement benefit information in the notes to the consolidated financial statements. The adoption of SFAS 132 had no effect on the Company's results of operations or shareowners' equity.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in fair value will be offset by the changes in the fair value of the hedged assets, liabilities or firm commitments. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 to fiscal year 2001, but early adoption continues to be permitted. The Company believes the effect of adopting this standard will not be material to its results of operations or shareowners' equity.

     In 1998, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. During the year ended September 30, 1998, the Company's continuing businesses capitalized $46 million of such costs that would have been charged to expense under its previous accounting policy.

  Accounting Change

     Effective October 1, 1997, Rockwell changed its method of accounting for certain general and administrative costs related to government contracts to expense these costs as incurred. Under the previous accounting method, these costs were included in inventory. The amount of general and administrative costs included in inventory as of October 1, 1997 was $27 million ($17 million after-tax, or nine cents per share) and is presented as the cumulative effect of an accounting change in the consolidated statement of operations for the year ended September 30, 1998. The effect of the accounting change on income from continuing operations in 1997 would not have been material.

2. DISCONTINUED OPERATIONS

     On December 31, 1998, the Company completed the spin-off of its former semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Conexant Systems, Inc. (Conexant) to the Company's shareowners on a pro-rata basis. Prior to the spin-off, Conexant distributed to Rockwell its wafer fabrication facilities in Colorado Springs, Colorado with a net book value of $21 million and a related deferred tax asset of $48 million. Also, prior to the spin-off, Rockwell paid $64 million into an escrow account to satisfy Conexant's obligation with respect to a litigation matter. The net assets of Conexant as of December 31, 1998 of $913 million were recorded as a decrease to shareowners' equity.

     At September 30, 1998, the net assets of Semiconductor Systems consisted of the following (in millions):

    Cash........................................................    $   14
    Receivables.................................................       150
    Inventories.................................................       201
    Other current assets........................................       157
    Net property................................................       780
    Intangible assets...........................................        53
    Other assets................................................        82
                                                                    ------
      Total assets..............................................     1,437
                                                                    ------
    Short-term debt.............................................        14
    Accounts payable............................................       151
    Other liabilities...........................................       246
    Retirement benefits.........................................        40
                                                                    ------
      Total liabilities.........................................       451
                                                                    ------
    Net assets of Semiconductor Systems.........................    $  986
                                                                    ======

     On September 30, 1997, the Company completed the spin-off of its automotive component systems businesses (Automotive) into an independent company by distributing all of the issued and outstanding shares of Meritor Automotive, Inc. (Meritor) to the Company's shareowners on a pro-rata basis. In connection with the transaction, Meritor made a special payment of $445 million to the Company and the net assets of Meritor as of September 30, 1997 of $151 million were recorded as a decrease to shareowners' equity.

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

     Summarized results of discontinued operations are as follows (in millions):

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                                  1999     1998      1997
                                                                  ----    ------    ------
    Revenues:
      Semiconductor Systems.....................................  $289    $1,185    $1,392
      Automotive................................................    --        --     3,342
      A&D Business..............................................    --        --       535
                                                                  ----    ------    ------
         Total..................................................  $289    $1,185    $5,269
                                                                  ====    ======    ======
    (Loss) income before income taxes:
      Semiconductor Systems.....................................  $(29)   $ (496)   $  188
      Automotive................................................    --        --       121
      A&D Business..............................................    --        --        --
                                                                  ----    ------    ------
    Total.......................................................  $(29)   $ (496)   $  309
                                                                  ====    ======    ======
    Net (loss) income:
      Semiconductor Systems.....................................  $(20)   $ (301)   $  149
      Automotive................................................    --        --        58
      A&D Business..............................................    --        --        --
                                                                  ----    ------    ------
    Total.......................................................  $(20)   $ (301)   $  207
                                                                  ====    ======    ======

     The Company accrued for Semiconductor Systems' estimated first quarter 1999 operating loss and costs related to the spin-off in 1998. The additional loss recorded in the first quarter of 1999 relates principally to the Company's decision to record a further writedown of the wafer fabrication facilities in Colorado Springs and for related costs of disposal.

3. SPECIAL CHARGES

     In the third quarter of 1998, the Company recorded special charges of $597 million ($508 million after tax, or $2.57 per share) in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges, including the effects of adjustments through September 30, 1999, included $103 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,200 employees and $83 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions are expected to be substantially complete by the end of calendar 1999, with the remaining cash expenditures related to these actions to be made by the end of calendar 2000.

     Total cash expenditures in connection with these actions are expected to approximate $166 million. The Company spent approximately $73 million through September 30, 1999, of which $46 million related to severance and other employee separation costs, and expects to spend an additional $49 million through the end of 2000. As a result of actions taken through September 30, 1999, the workforce has been reduced by approximately 2,300 employees.

     As of September 30, 1999 and 1998, approximately $93 million and $156 million, respectively, is included in the consolidated balance sheet for remaining activities associated with the third quarter 1998 special charges. Of the amount at September 30, 1999, $48 million is included in compensation and benefits, $20 million is included in other liabilities and the remaining $25 million is included in accounts payable or other current liabilities. Of the amount at September 30, 1998, $83 million is included in compensation and benefits, $37 million is included in other liabilities and the remaining $36 million is included in accounts payable or other current liabilities.

     Included in the special charges is $266 million related to the impairment of the long-lived assets of the Automation segment's industrial motors business (Motors). This impairment resulted from a significant decline in operating performance and represents the excess of the carrying value of the long-lived assets (including goodwill) of Motors over their estimated fair value as determined by management, with the assistance of outside experts, utilizing accepted valuation techniques. The Company also recorded impairment charges of $53 million related to the long-lived assets of businesses that have been sold or are held for disposition.

     The special charges are reflected in the consolidated statement of operations for the year ended September 30, 1998 in cost of sales and selling, general and administrative expenses in the amount of $455 million and $142 million, respectively.

     Revenues of businesses and product lines which have been or are being exited were $88 million, $197 million and $211 million for 1999, 1998 and 1997, respectively. The net operating income in 1999 and net operating losses in 1998 and 1997 related to these businesses and product lines are not material.

4. ACQUISITIONS OF BUSINESSES

     In May 1999, the Automation segment acquired certain intellectual property and other assets of Dynapro, expanding its human-machine interface software and hardware capabilities, and substantially all of the assets of Enterprise Technology Group, Inc., a software business. In January 1999, the Automation segment acquired EJA Engineering Ltd., a market-leading manufacturer of safety products. In November 1998, the Automation segment acquired Anorad Corporation, a manufacturer of linear motor equipment.

     In August 1999, the Avionics & Communications segment acquired Intertrade Limited, an avionics parts supplier. In March 1999, the Avionics & Communications segment acquired the remaining 50 percent interest in Flight Dynamics, the market leader in Head-Up Guidance Systems for aircraft operations.

     Assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available. The aggregate purchase price for all acquisitions during 1999 was $241 million of which $214 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from six to thirty years.

     In December 1997, the Avionics & Communications segment acquired the in-flight entertainment business of Hughes-Avicom International, Inc. (Passenger Systems). In connection with the acquisition, the Company recorded a charge of $103 million ($63 million after tax) for purchased research and development and recorded $70 million for other intangible assets, including developed technology, patents, assembled workforce and goodwill, which are being amortized on a straight-line basis over 10 years.

     These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the consolidated statement of operations since their respective dates of acquisition. Pro forma financial information is not presented as the combined effect of these acquisitions was not material to the Company's results of operations or financial position.

5. INVENTORIES, NET

     Inventories, net are summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   1999      1998
                                                                  ------    ------
    Finished goods..............................................  $  415    $  385
    Work in process.............................................     457       459
    Raw materials, parts, and supplies..........................     446       456
                                                                  ------    ------
         Total..................................................   1,318     1,300
    Adjustment to the carrying value of certain inventories
      (1999, $524; 1998, $551) to a LIFO basis..................      21        13
                                                                  ------    ------
    Inventories, net............................................  $1,339    $1,313
                                                                  ======    ======

6. PROPERTY, NET

     Property, net is summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   1999      1998
                                                                  ------    ------
    Land........................................................  $   55    $   65
    Land and leasehold improvements.............................      87        76
    Buildings...................................................     569       558
    Machinery and equipment.....................................   1,509     1,450
    Office and data processing equipment........................     625       594
    Construction in progress....................................     244       213
                                                                  ------    ------
         Total..................................................   3,089     2,956
    Less accumulated depreciation...............................   1,508     1,421
                                                                  ------    ------
    Property, net...............................................  $1,581    $1,535
                                                                  ======    ======

7. INTANGIBLE ASSETS, NET

     Intangible assets, net are summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   1999      1998
                                                                  ------    ------
    Goodwill, less accumulated amortization (1999, $267; 1998,
      $227).....................................................  $  901    $  846
    Trademarks, patents, product technology, and other
    intangibles, less accumulated amortization (1999, $247;
    1998, $219).................................................     489       484
                                                                  ------    ------
    Intangible assets, net......................................  $1,390    $1,330
                                                                  ======    ======

8. SHORT-TERM DEBT

     Short-term debt consists of the following (in millions):

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                  1999     1998
                                                                  -----    -----
    Commercial paper............................................  $150     $ 90
    Short-term foreign bank borrowings..........................    37       64
    Current portion of long-term debt...........................     2        2
                                                                  ----     ----
    Short-term debt.............................................  $189     $156
                                                                  ====     ====

     Weighted average interest rates on short-term borrowings:

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                  1999     1998
                                                                  -----    -----
    Commercial paper............................................   5.9%     5.6%
    Short-term foreign bank borrowings..........................   2.9%     5.1%

     At September 30, 1999, the Company had $1 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $285 million at September 30, 1999 and consisted of arrangements for which there are no significant commitment fees.

9. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                  1999     1998
                                                                  -----    -----
    Contract reserves and advance payments......................  $192     $207
    Product warranty costs......................................   139      117
    Taxes other than income taxes...............................    48       44
    Other.......................................................   137      160
                                                                  ----     ----
    Other current liabilities...................................  $516     $528
                                                                  ====     ====

10. LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                  1999     1998
                                                                  -----    -----
    6.8% notes, payable in 2003.................................  $150     $150
    6.15% notes, payable in 2008................................   350      350
    6.70% debentures, payable in 2028...........................   250      250
    5.20% debentures, payable in 2098...........................   200      200
    Other obligations...........................................    19       18
    Less unamortized discount...................................   (56)     (58)
                                                                  ----     ----
    Total.......................................................   913      910
    Less current portion........................................     2        2
                                                                  ----     ----
    Long-term debt..............................................  $911     $908
                                                                  ====     ====

11. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, short- and long-term debt and foreign currency forward exchange contracts. The fair values of cash and short-term debt approximate the carrying values due to the short-term nature of these instruments. At September 30, 1999 and 1998, the carrying value of long-term debt was $913 million and $910 million, respectively. The fair value of long-term debt, based upon quoted market prices for the same or similar issues, was $836 million and $962 million at September 30, 1999 and 1998, respectively.

     Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 1999 and 1998, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $708 million and $578 million, respectively, primarily consisting of contracts for the Euro, British pound sterling, Canadian dollar, and Swiss franc. Notional amounts are stated in the U.S. dollar equivalents at exchange rates in effect at the time of contract initiation. At September 30, 1999 and 1998, the carrying value of foreign currency forward exchange contracts approximated their fair value based upon quoted market prices for contracts with similar maturities. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts.

12. SHAREOWNERS' EQUITY

  Common Stock

     At September 30, 1999, the authorized stock of the Company consisted of one billion shares of common stock, with a $1 par value, and 25 million shares of preferred stock, without par value. At September 30, 1999,

19 million shares of common stock were reserved for various employee incentive plans. In 1997, all outstanding shares of Class A common stock were converted into common stock.

     Changes in outstanding common shares are summarized as follows (in millions):

                                                              1999     1998     1997
                                                              -----    -----    -----
     Beginning balance......................................  190.6    206.8    218.5
     Treasury stock purchases...............................   (3.5)   (18.5)   (13.4)
     Stock option exercises.................................    3.8      2.3      1.7
                                                              -----    -----    -----
     Ending balance.........................................  190.9    190.6    206.8
                                                              =====    =====    =====

     In 1998, there was a loss from continuing operations and stock options were antidilutive. Therefore, for 1998, diluted and basic earnings per share amounts are identical. For 1999 and 1997, dilutive stock options resulted in an increase in average outstanding shares of 3.1 million and 3.3 million, respectively.

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

  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss consisted of the following (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
     Foreign currency translation adjustments...............  $(144)   $(128)
     Pension adjustments....................................     (9)      (7)
                                                              -----    -----
     Accumulated other comprehensive loss...................  $(153)   $(135)
                                                              =====    =====

13. STOCK OPTIONS

     Options to purchase common stock of the Company have been granted under various incentive plans to directors, officers and other key employees at prices equal to or above the fair market value of such stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, shares of common stock or a combination thereof.

     Under the 1995 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were seven million at September 30, 1999. None of the incentive plans presently permits options to be granted after September 30, 2005. Stock options generally expire ten years from the date they are granted and vest over three years (time-vesting options) with the exception of performance-vesting options.

     During 1999, the Company granted approximately one million performance-vesting options. These options expire ten years from the date they are granted and vest at the earlier of (a) the date the market price of the Company's common stock reaches a specified level for a pre-determined period of time or certain other financial performance criteria are met or (b) a period of six to nine years from the date they are granted. During 1999, approximately 0.9 million of the performance options vested.

     Information relative to stock options is as follows (shares in thousands):

                                                 1999                   1998                   1997
                                          -------------------    -------------------    -------------------
                                                    WTD. AVG.              WTD. AVG.              WTD. AVG.
                                                    EXERCISE               EXERCISE               EXERCISE
                                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          ------    ---------    ------    ---------    ------    ---------
Number of shares under option:
  Outstanding at beginning of year......  13,419     $36.27      12,837     $31.67      10,871     $33.95
  Granted:
     Time-vesting.......................   2,169      37.05       3,031      47.93       1,592      61.28
     Performance-vesting................   1,023      35.22          --         --          --         --
  Adjustments:
     Conexant adjustment................     669         --          --         --          --         --
     Conversion to Conexant options.....  (1,621)     48.97          --         --          --         --
     A&D and Meritor adjustments........      --         --          --         --       2,260         --
     Conversion to Meritor options......      --         --          --         --        (141)     61.84
  Exercised.............................  (3,750)     23.68      (2,238)     24.59      (1,585)     27.40
  Canceled or expired...................    (345)     39.60        (211)     47.08        (160)     49.29
                                          ------                 ------                 ------
  Outstanding at end of year............  11,564      31.13      13,419      36.27      12,837      31.67
                                          ======                 ======                 ======
  Exercisable at end of year............   7,419      28.69       8,809      29.80       9,607      26.32
                                          ======                 ======                 ======

     In connection with the spin-off of Semiconductor Systems, for certain of the outstanding options, the number of options and the exercise prices of such options were adjusted in order to preserve the intrinsic value of the options that were outstanding as of the date of the spin-off. For certain other options, option holders received a combination of Rockwell and Conexant options with adjustments made to the number of options outstanding and the exercise prices of those options such that the intrinsic value of the Rockwell and Conexant options that were outstanding after the date of the spin-off was preserved. Additionally, Rockwell options granted to Semiconductor Systems employees were converted into Conexant options.

     In connection with the spin-off of Automotive and the divestiture of the A&D Business, the number of options outstanding and the exercise prices of such options were adjusted in order to preserve the intrinsic value of the options that were outstanding as of the date of each divestiture. In connection with the Automotive spin-off, Rockwell options granted to Automotive employees during 1997 were converted into Meritor options.

     The following table summarizes information about stock options outstanding at September 30, 1999 (shares in thousands; remaining life in years):

                                                    OPTIONS OUTSTANDING
                                              -------------------------------    OPTIONS EXERCISABLE
                                                          WEIGHTED AVERAGE       -------------------
                                                        ---------------------              WTD. AVG.
                                                        REMAINING    EXERCISE              EXERCISE
    RANGE OF EXERCISE PRICES                  SHARES      LIFE        PRICE      SHARES      PRICE
    ------------------------                  ------    ---------    --------    ------    ---------
    $15.33 to $24.41........................   3,862       3.7        $21.70     3,862      $21.70
    $25.78 to $28.93........................   2,772       9.0         27.30       758       27.27
    $32.20 to $42.50........................   3,171       7.4         36.78     2,000       36.21
    $44.13 to $60.81........................   1,759       8.0         47.67       799       44.99
                                              ------                             -----
                                              11,564                             7,419
                                              ======                             =====

     The Company's net income and earnings per share would have been reduced, and net loss and loss per share increased, to the following pro forma amounts if the Company accounted for its stock-based plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

                                             1999                  1998                 1997
                                       -----------------    ------------------    -----------------
                                          AS        PRO        AS        PRO         AS        PRO
                                       REPORTED    FORMA    REPORTED    FORMA     REPORTED    FORMA
                                       --------    -----    --------    ------    --------    -----
    Net income (loss)................   $ 562      $ 481     $ (427)    $ (444)    $ 644      $ 626
    Basic earnings (loss) per
    share............................   $2.95      $2.52     $(2.16)    $(2.25)    $3.01      $2.93
    Diluted earnings (loss) per
      share..........................   $2.90      $2.48     $(2.16)    $(2.25)    $2.97      $2.89

     The 1999 pro forma net income includes $87 million ($57 million after tax, or 29 cents per diluted share) of pro forma compensation expense related to the spin-off of Semiconductor Systems. The pro forma effect of stock options on net income for 1999 may not be indicative of the pro forma effect on net income in future years.

     The weighted average fair value of options granted was $9.55, $13.68 and $15.38 per share in 1999, 1998 and 1997, respectively. The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

                                        1999             1998                     1997
                                --------------------    ------    ------------------------------------
                                 CONEXANT                          MERITOR                A&D BUSINESS
                                 SPIN-OFF                          SPIN-OFF               DIVESTITURE
                                ADJUSTMENT    GRANTS    GRANTS    ADJUSTMENT    GRANTS     ADJUSTMENT
                                ----------    ------    ------    ----------    ------    ------------
    Average risk-free interest
      rate....................     4.66%       4.51%     5.68%       5.88%       5.98%        5.74%
    Expected dividend yield...       --        2.23%     2.23%       1.87%       2.56%        2.59%
    Expected volatility.......     0.44        0.29      0.29        0.27        0.25         0.25
    Expected life (years).....        5           5         5           5           5            5

14. RETIREMENT BENEFITS

     The Company sponsors pension and other postretirement benefit plans for its employees. The pension plans cover most of the Company's employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company's policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations. Other postretirement benefits are in the form of retirement medical plans and cover most of the Company's United States employees and provide for the payment of medical costs of eligible employees and dependents upon retirement.

     The components of net periodic benefit cost are as follows (in millions):

                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                               -----------------------    -----------------------
                                               1999     1998     1997     1999     1998     1997
                                               -----    -----    -----    -----    -----    -----
Service cost.................................  $  84    $  65    $  61     $10      $ 9      $ 8
Interest cost................................    170      145      136      31       49       48
Expected return on plan assets...............   (215)    (172)    (155)     --       --       --
Amortization:
  Prior service cost.........................     10       10        9     (26)      (6)      (8)
  Net transition asset.......................    (10)     (10)     (11)     --       --       --
  Net actuarial loss.........................     16        2        5      --       --       --
                                               -----    -----    -----     ---      ---      ---
Net periodic benefit cost....................  $  55    $  40    $  45     $15      $52      $48
                                               =====    =====    =====     ===      ===      ===

     In 1999, the Company recognized a curtailment gain of $16 million and special termination benefit charges of $11 million.

     Benefit obligation, plan asset, funded status, and net asset (liability) information is summarized as follows (in millions):

                                                                                   OTHER
                                                                               POSTRETIREMENT
                                                           PENSION BENEFITS       BENEFITS
                                                           ----------------    --------------
                                                            1999      1998     1999     1998
                                                           ------    ------    -----    -----
Benefit obligation at beginning of year................    $2,716    $2,204    $ 493    $ 671
Service cost...........................................        84        65       10        9
Interest cost..........................................       170       145       31       49
Discount rate change...................................      (262)      350      (46)      53
Actuarial losses (gains)...............................        57        44       82      (24)
Plan amendments........................................         5         8       22     (204)
Curtailment............................................        --       (69)      --       --
Benefits paid..........................................       (89)      (55)     (63)     (61)
Other..................................................        --        24        2       --
                                                           ------    ------    -----    -----
Benefit obligation at end of year......................     2,681     2,716      531      493
                                                           ------    ------    -----    -----

Plan assets at beginning of year.......................     2,811     2,437       14        8
Actual return on plan assets...........................       227       421        2        1
Company contributions..................................        15        10       63       66
Benefits paid..........................................       (89)      (55)     (66)     (63)
Other..................................................       (13)       (2)       3        2
                                                           ------    ------    -----    -----
Plan assets at end of year.............................     2,951     2,811       16       14
                                                           ------    ------    -----    -----

Funded status of plans.................................       270        95     (515)    (479)
Unamortized amounts:
  Prior service cost...................................        37        43     (200)    (248)
  Net transition asset.................................       (20)      (29)      --       --
  Net actuarial (gain) loss............................      (287)      (96)     122       88
                                                           ------    ------    -----    -----
Net asset (liability) on balance sheet.................    $   --    $   13    $(593)   $(639)
                                                           ======    ======    =====    =====
Net asset (liability) on balance sheet consists of:
Prepaid benefit cost...................................    $   95    $   99    $  --    $  --
Accrued benefit liability..............................      (123)     (115)    (593)    (639)
Deferred tax asset.....................................         4         3       --       --
Intangible asset.......................................        15        19       --       --
Accumulated other comprehensive loss...................         9         7       --       --
                                                           ------    ------    -----    -----
Net asset (liability) on balance sheet.................    $   --    $   13    $(593)   $(639)
                                                           ======    ======    =====    =====

     The Company uses an actuarial measurement date of June 30 to measure its benefit obligations. Significant assumptions used in determining these benefit obligations are summarized as follows (in weighted averages):

                                                                                  OTHER
                                                                PENSION       POSTRETIREMENT
                                                                BENEFITS         BENEFITS
                                                              ------------    --------------
                                                              1999    1998    1999     1998
                                                              ----    ----    -----    -----
Discount rate...............................................  7.5%    6.75%    7.5%    6.75%
Compensation increase rate..................................  4.5%     4.5%     --       --
Expected return on plan assets..............................  9.5%     9.5%    9.5%     9.5%
Health care cost trend rate*................................   --       --     7.0%     7.0%

* Decreasing to 5.5% after 2015.

  Pension Benefits

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) were $145 million, $130 million and $7 million, respectively, as of September 30, 1999 and $151 million, $122 million and $7 million, respectively, as of September 30, 1998.

  Other Postretirement Benefits

     Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one percentage point change in assumed health care cost trend rates would have the following effect (in millions):

                                                             ONE PERCENTAGE    ONE PERCENTAGE
                                                             POINT INCREASE    POINT DECREASE
                                                             --------------    --------------
                                                             1999      1998    1999      1998
                                                             ----      ----    ----      ----
Increase (decrease) to total of service and interest cost
  components...............................................  $ 5       $ 6     $ (5)     $ (6)
Increase (decrease) to postretirement benefit obligation...   38        35      (33)      (31)

  Defined Contribution Savings Plans

     The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $43 million, $42 million, and $43 million for 1999, 1998, and 1997, respectively.

15. OTHER INCOME, NET

     The components of other income, net are as follows (in millions):

                                                                  1999    1998    1997
                                                                  ----    ----    ----
    Net gain on dispositions of businesses......................  $ 57    $ 8     $ --
    Loss on investment..........................................   (29)    --       --
    Gain on dispositions of property............................     7      7       27
    Interest income.............................................    10     13       26
    Royalty income..............................................    11      6        6
    Other.......................................................    52     54       47
                                                                  ----    ---     ----
    Other income, net...........................................  $108    $88     $106
                                                                  ====    ===     ====

     Included in the $57 million gain on dispositions of businesses in 1999 is a $32 million gain related to the sale of the Avionics & Communications segment's railroad electronics business in October 1998 and a $28 million gain related to the sale of the Automation segment's North American Transformer business in September 1999.

     In September 1999, the Company recorded a loss of $29 million associated with the write-off of its investment in Goss Graphic Systems, Inc. (Goss) preferred stock, which the Company received in connection with the sale of Graphic Systems in October 1996. Goss filed for bankruptcy in the fourth quarter of 1999.

16. INCOME TAXES

     The components of the income tax provision are as follows (in millions):

                                                                  1999    1998    1997
                                                                  ----    ----    ----
    Current:
      United States.............................................  $221    $140    $243
      Foreign...................................................    32      20      44
      State and local...........................................    43      21      44
                                                                  ----    ----    ----
    Total current...............................................   296     181     331
                                                                  ----    ----    ----
    Deferred:
      United States.............................................    (2)    (41)     (7)
      Foreign...................................................    11      (3)    (21)
      State and local...........................................     3      (3)     (5)
                                                                  ----    ----    ----
    Total deferred..............................................    12     (47)    (33)
                                                                  ----    ----    ----
    Income tax provision........................................  $308    $134    $298
                                                                  ====    ====    ====

     Net current deferred income tax benefits at September 30, 1999 and 1998 consist of the tax effects of temporary differences related to the following (in millions):

                                                                          1999    1998
                                                                          ----    ----
    Compensation and benefits...........................................  $ 61    $ 98
    Product warranty costs..............................................    46      42
    Assets held for sale................................................    48      --
    Inventory...........................................................     4       9
    Allowance for doubtful accounts.....................................    32      19
    Contract loss reserves..............................................    29      31
    Other -- net........................................................   144      59
                                                                          ----    ----
    Current deferred income taxes.......................................  $364    $258
                                                                          ====    ====

     Net long-term deferred income taxes included in Other Liabilities in the balance sheet at September 30, 1999 and 1998 consist of the tax effects of temporary differences related to the following (in millions):

                                                                          1999     1998
                                                                         -----    -----
    Retirement benefits.................................................  $(230)   $(247)
    Property............................................................    161      162
    Intangible assets...................................................    107      109
    Loss carryforwards..................................................    (24)     (37)
    Foreign tax credit carryforwards....................................    (95)    (113)
    Other -- net........................................................     77       78
                                                                          -----    -----
    Subtotal............................................................     (4)     (48)
    Valuation allowance.................................................    119      150
                                                                          -----    -----
    Long-term deferred income taxes.....................................  $ 115    $ 102
                                                                          =====    =====

     Management believes it is more likely than not that current and long-term tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1.8 billion of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss, capital loss and foreign tax credit carryforwards that have not yet been recognized. The carryforward period for net operating and capital losses expires between 2000 and 2006. The carryforward period for foreign tax credits expires between 2000 and 2002.

     The consolidated income tax provision differed from income tax at the United States statutory tax rate for the reasons set forth below (in millions):

                                                                  1999    1998    1997
                                                                  ----    ----    ----
    Income tax expense at thirty-five percent...................  $312    $  9    $257
    State and local income taxes................................    30       1      26
    Foreign income taxes........................................   (18)      3      10
    Non-deductible goodwill write-off...........................    --     136      --
    Non-deductible goodwill amortization........................     9      11      12
    Property donation...........................................    --     (16)     --
    Foreign sales corporation benefit...........................   (12)     (6)     (9)
    Utilization of foreign loss carryforwards...................    (4)     (3)     (6)
    Other.......................................................    (9)     (1)      8
                                                                  ----    ----    ----
    Income tax provision........................................  $308    $134    $298
                                                                  ====    ====    ====

     In September 1998, the Company donated a trisonic wind tunnel, valued at $49 million, to a university.

     The income tax provisions were calculated based upon the following components of income (loss) from continuing operations before income taxes (in millions):

                                                                  1999    1998    1997
                                                                  ----    ----    ----
    United States income (loss).................................  $776    $(27)   $669
    Foreign income..............................................   114      52      66
                                                                  ----    ----    ----
    Total.......................................................  $890    $ 25    $735
                                                                  ====    ====    ====

     No provision has been made for United States, state, or additional foreign income taxes related to approximately $172 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

     The Company's United States income tax returns for the years 1989 through 1997 are currently under examination. In connection with the divestiture of the A&D Business, the Automotive spin-off and the Semiconductor Systems spin-off, the Company has retained all tax liabilities and the right to all tax refunds related to United States and certain non-U.S. operations of the A&D Business, Automotive and Semiconductor Systems for periods prior to the respective divestiture dates. Management believes that adequate provision for income taxes has been made for all years through 1999.

17. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                                  1999    1998    1997
                                                                  ----    ----    ----
    Statement of cash flows information (in millions):
    Income taxes paid...........................................  $111    $ 59    $449
    Interest payments...........................................    85      55      27

    Statement of operations information (in millions):
    Research and development:
      Company-initiated.........................................   422     402     377
      Customer-funded...........................................   161     165     152
    Rental expense..............................................   106     104      98

     Income taxes paid and interest payments related to discontinued operations were (in millions) $25 and $56 in 1997, respectively, and are included in the determination of the cash flows of discontinued operations. The amounts for 1999 and 1998 were not significant.

     Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $223 million as of September 30, 1999 and are payable as follows (in millions): 2000, $52; 2001, $43; 2002, $33; 2003, $22; 2004, $19; and after 2005, $54. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $41 million as of September 30, 1999 and are receivable through 2008 at approximately $5 million per year.

18. CONTINGENT LIABILITIES

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial condition.

     The Company has been designated as a potentially responsible party at 19 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 1999 to be about $19 million, of which $16 million has been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 1999, management has estimated the total reasonably possible costs the Company could incur from these matters to be about $90 million. The Company has recorded environmental accruals for these matters of $61 million. In addition to the above matters, the Company assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance Electric Company (Reliance). The Company is indemnified by Exxon Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 1999, the Company has recorded a $29 million liability and a $28 million receivable for these Reliance matters. Management estimates the total reasonably possible costs for these matters to be approximately $43 million for which the Company is substantially indemnified by Exxon.

     Based on its assessment, management believes that the Company's expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company's liquidity and capital resources, competitive position or financial condition. Management cannot assess the possible effect of compliance with future requirements.

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

     In the ordinary course of business, the Company has divested certain of its businesses. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. Management believes that any judgments against the Company related to such matters would not have a material adverse effect on the Company's financial statements.

19. BUSINESS SEGMENT INFORMATION

     Rockwell is an electronics and communications company with global leadership positions in industrial automation, avionics and communications, and automated call distribution systems. The Company is organized based upon products and services and has three operating segments consisting of Automation, Avionics & Communications, and Electronic Commerce.

     The Automation segment is a supplier of industrial automation products, systems, software and services focused on helping customers control and power manufacturing processes. Products include controllers, I/O (input/output) systems, drives, sensors, power devices, packaged control products, operator interface devices, software products and services, gear reducers, mounted bearings, power transmission components, network monitoring products and motors. These products are primarily marketed under the Rockwell Automation, Allen-Bradley, Rockwell Software, Dodge, and Reliance Electric brand names. Major markets served include consumer products, food and beverage, transportation, metals, mining, cement, pulp and paper, petroleum, specialty chemicals, pharmaceutical, electric power, water treatment, infrastructure and semiconductor fabrication.

     The Avionics & Communications segment is a supplier of electronic products and systems, service and support solutions to the commercial aerospace and defense industries. Products include electronic equipment for flight control, cockpit display, navigation, voice and data communication, cockpit management, in-flight cabin management, communications and passenger entertainment, radar, global positioning and other command, control and communications devices marketed primarily under the Rockwell Collins brand name. Major customers include airframe manufacturers, the United States government, and most of the world's airlines.

     The Electronic Commerce segment, which is engaged in the research, development, and manufacture of technologies used in telephony and Internet applications, has been combined with the Science Center, a research and development facility, in "Other Businesses."

     The following tables reflect the sales and operating results of the Company's reportable segments for the years ended September 30 (in millions):

                                                                   1999      1998      1997
                                                                  ------    ------    ------
    Sales:
      Automation................................................  $4,411    $4,546    $4,494
      Avionics & Communications.................................   2,395     1,980     1,674
      Other Businesses..........................................     237       226       202
                                                                  ------    ------    ------
         Total..................................................  $7,043    $6,752    $6,370
                                                                  ======    ======    ======
    Segment operating earnings:
      Automation................................................  $  661    $  594    $  598
      Avionics & Communications.................................     448       272       253
      Other Businesses..........................................      30        13        13
                                                                  ------    ------    ------
         Total..................................................   1,139       879       864
    Special charges.............................................      --      (597)       --
    Purchased research and development..........................      --      (103)      (23)
    General corporate -- net....................................    (165)      (96)      (79)
    Interest expense............................................     (84)      (58)      (27)
                                                                  ------    ------    ------
    Income from continuing operations before income taxes.......  $  890    $   25    $  735
                                                                  ======    ======    ======

     Intersegment sales are not material and have been eliminated. Among other considerations, the Company evaluates performance and allocates resources based upon segment operating earnings before income taxes, interest expense, costs related to the corporate offices, foreign currency translation gains and losses, nonrecurring special charges and purchased research and development charges. The accounting policies used in preparing the segment information are consistent with those described in Note 1. Special charges are discussed in Note 3 and the purchased research and development charge is discussed in Note 4.

     The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

                                                                   1999      1998      1997
                                                                  ------    ------    ------
    Identifiable assets:
      Automation................................................  $3,857    $3,852    $4,435
      Avionics & Communications.................................   1,668     1,446     1,067
      Other Businesses..........................................     152       151       133
      Corporate.................................................   1,027       735       892
      Net assets of discontinued operations.....................      --       986     1,115
                                                                  ------    ------    ------
         Total..................................................  $6,704    $7,170    $7,642
                                                                  ======    ======    ======
    Depreciation and amortization:
      Automation................................................  $  230    $  220    $  219
      Avionics & Communications.................................      86        67        58
      Other Businesses..........................................      15        14        11
      Corporate.................................................       6         5         5
                                                                  ------    ------    ------
         Total..................................................  $  337    $  306    $  293
                                                                  ======    ======    ======

                                                                   1999      1998      1997
                                                                  ------    ------    ------
    Capital expenditures for property:
      Automation................................................  $  220    $  223    $  221
      Avionics & Communications.................................     127       143        72
      Other Businesses..........................................      15        17        16
      Corporate.................................................      15        25        27
                                                                  ------    ------    ------
         Total..................................................  $  377    $  408    $  336
                                                                  ======    ======    ======

     Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, and property.

     The Company is a global electronic controls and communications company and as such, conducts a significant portion of its business activities outside the United States. The following tables reflect geographic sales and long-lived assets by geographic region (in millions):

                                                 SALES                     PROPERTY, NET
                                       --------------------------    --------------------------
                                        1999      1998      1997      1999      1998      1997
                                       ------    ------    ------    ------    ------    ------
United States........................  $5,614    $5,357    $5,001    $1,401    $1,367    $1,257
Europe...............................     762       748       712       106       113       114
Canada...............................     290       297       310        22        20        21
Asia-Pacific.........................     236       194       222        36        19        25
Latin America........................     141       156       125        16        16        13
                                       ------    ------    ------    ------    ------    ------
Total................................  $7,043    $6,752    $6,370    $1,581    $1,535    $1,430
                                       ======    ======    ======    ======    ======    ======

     Sales are attributed to the geographic regions based on their location of origin. United States sales include export sales to unaffiliated customers of $762 million in 1999, $660 million in 1998, and $581 million in 1997.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           1999 QUARTERS
                                                ------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     1999
                                                ------    ------    ------    ------    ------
                                                   (in millions, except per share amounts)
Sales.........................................  $1,608    $1,701    $1,808    $1,926    $7,043
Cost of sales.................................   1,135     1,183     1,245     1,344     4,907
Income from continuing operations.............     134       143       150       155       582
Net income....................................     114       143       150       155       562
Basic earnings per share:
  Continuing operations.......................    0.71      0.75      0.79      0.81      3.06
  Net income..................................    0.60      0.75      0.79      0.81      2.95
Diluted earnings per share:
  Continuing operations.......................    0.70      0.74      0.77      0.80      3.01
  Net income..................................    0.59      0.74      0.77      0.80      2.90

     Net income for 1999 includes: (a) a gain of $36 million ($24 million after tax, or 12 cents per diluted share) on the sale of the Company's railroad electronics business in the first quarter, (b) a gain of $28 million ($18 million after tax, or nine cents per diluted share) on the sale of the Company's North American Transformer business in the fourth quarter, and (c) a loss of $29 million ($19 million after tax, or 10 cents per diluted share) associated with the write-off of its investment in Goss preferred stock, which the Company received in connection with the sale of Graphic Systems in October 1996. Goss filed for bankruptcy in the fourth quarter of 1999.

                                                           1998 QUARTERS
                                                ------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     1998
                                                ------    ------    ------    ------    ------
                                                   (in millions, except per share amounts)
Sales.........................................  $1,602    $1,674    $1,664    $1,812    $6,752
Cost of sales.................................   1,116     1,170     1,657     1,263     5,206
Income (loss) from continuing operations
  before accounting change....................      60       122      (420)      129      (109)
Net income (loss).............................      72       109      (482)     (126)     (427)
Basic earnings (loss) per share:
  Continuing operations before accounting
     change...................................    0.29      0.61     (2.15)     0.67     (0.55)
  Net income (loss)...........................    0.35      0.54     (2.47)    (0.66)    (2.16)
Diluted earnings (loss) per share:
  Continuing operations before accounting
     change...................................    0.29      0.60     (2.15)     0.67     (0.55)
  Net income (loss)...........................    0.35      0.54     (2.47)    (0.65)    (2.16)

     Per share information is calculated for each quarterly and annual period using average outstanding shares for that period. Therefore, the sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

     First quarter and full year net income (loss) for 1998 includes a $27 million charge ($17 million after tax, or nine cents per diluted share) related to the cumulative effect of a change in accounting principle.

     Income (loss) from continuing operations before accounting change for 1998 includes: (a) the write-off of purchased research and development of $63 million after tax, or 31 cents per diluted share, related to the acquisition of Passenger Systems in the first quarter, and (b) the effects of special charges recorded in the third quarter of $508 million after tax, or $2.57 per diluted share.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Rockwell International Corporation:

     We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareowners' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain inventoriable general and administrative costs related to government contracts in 1998.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 3, 1999

     See also the table under the caption Summary of Results of Operations in the MD&A on page 12 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEE FOR DIRECTOR AND CONTINUING DIRECTORS on pages 3-6 of the 2000 Proxy Statement.

     No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS and AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES on pages 10-12 and RETIREMENT PLANS on page 17 of the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 9, respectively, of the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption BOARD OF DIRECTORS AND COMMITTEES on pages 6-8 of the 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedule and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

            Consolidated Balance Sheet, September 30, 1999 and 1998.

            Consolidated Statement of Operations, years ended September 30, 1999, 1998 and 1997.

            Consolidated Statement of Cash Flows, years ended September 30, 1999, 1998 and 1997.

            Consolidated Statement of Shareowners' Equity, years ended September 30, 1999, 1998 and 1997.

            Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 1999, 1998 and 1997.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

        (2) Financial Statement Schedule for the years ended September 30, 1999, 1998 and 1997.

                                                                      Page
                                                                      ----

            Schedule II--Valuation and Qualifying Accounts...........  S-1

            Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits.

            3-a-1 Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3-a-1 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
            3-b-1 By-Laws of the Company, filed as Exhibit 3-b-2 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1998, are hereby incorporated by reference.
            4-a-1     Rights Agreement, dated as of November 30, 1996, between the
                      Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, filed as Exhibit 4-c to Registration Statement
                      No. 333-17031, is hereby incorporated by reference.
            4-b-1     Indenture dated as of April 1, 1993 between Reliance
                      Electric Company and Bankers Trust Company, as Trustee, pursuant to which the 6.8% Notes of Reliance Electric
                      Company due April 15, 2003 have been issued, filed as
                      Exhibit 4.7 to Registration Statement No. 33-60066, is hereby incorporated by reference.
            4-b-2     First Supplemental Indenture dated April 14, 1993 to the
                      Indenture listed as Exhibit 4-b-1 above, filed as Exhibit
                      4.1 to Current Report on Form 8-K of Reliance Electric
                      Company dated April 19, 1993, is hereby incorporated by reference.
            4-b-3     Form of the 6.8% Notes of Reliance Electric Company due
                      April 15, 2003, filed as Exhibit 4-8 to Registration
                      Statement No. 33-60066, is hereby incorporated by reference.
            4-c-1 Indenture dated as of December 1, 1996 between the Company and The Chase Manhattan Bank (successor to Mellon Bank,
                      N.A.), as Trustee, filed as Exhibit 4-a to Registration
                      Statement No. 333-43071, is hereby incorporated by reference.

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

          *10-a-9     Forms of Stock Option Agreements under the Company's 1988
                      Long-Term Incentives Plan for options granted after December
                      1, 1994, filed as Exhibit 10-d-7 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1994
                      (File No. 1-1035), are hereby incorporated by reference.
          *10-b-1     Copy of the Company's 1995 Long-Term Incentives Plan, as
                      amended, filed as Exhibit 10-b-1 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
          *10-b-2     Forms of Stock Option Agreements under the Company's 1995
                      Long-Term Incentives Plan for options granted prior to
                      December 3, 1997, filed as Exhibit 10-e-2 to the Company's
                      Annual Report on Form 10-K for the year ended September 30,
                      1994 (File No. 1-1035), are hereby incorporated by
                      reference.
          *10-b-3     Forms of Stock Option Agreements under the Company's 1995
                      Long-Term Incentives Plan for options granted between
                      December 3, 1997 and August 31, 1998, filed as Exhibit
                      10-b-3 to the Company's Annual Report on Form 10-K for the
                      year ended September 30, 1998, is hereby incorporated by
                      reference.
          *10-b-4     Form of Stock Option Agreement under the Company's 1995
                      Long-Term Incentives Plan for options granted on April 23,
                      1998, filed as Exhibit 10-b-4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is
                      hereby incorporated by reference.
          *10-b-5     Form of Stock Option Agreement under the Company's 1995
                      Long-Term Incentives Plan for options granted after August
                      31, 1998, filed as Exhibit 10-b-5 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
          *10-b-6     Form of Restricted Stock Agreement under the Company's 1995
                      Long-Term Incentives Plan, filed as Exhibit 10-e to the
                      Company's Quarterly Report on Form 10-Q for the quarter
                      ended December 31, 1996, is hereby incorporated by
                      reference.
          *10-b-7     Copy of Restricted Stock Agreement dated December 3, 1997
                      between the Company and Don H. Davis, Jr., filed as Exhibit
                      10-c-5 to the Company's Annual Report on Form 10-K for the
                      year ended September 30, 1997, is hereby incorporated by
                      reference.
          *10-c-1     Copy of the Company's Directors Stock Plan, as amended.
          *10-c-2     Form of Stock Option Agreement under the Company's Directors
                      Stock Plan, filed as Exhibit 10-d to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1996
                      (File No. 1-1035), is hereby incorporated by reference.
          *10-c-3     Forms of Restricted Stock Agreements under the Company's
                      Directors Stock Plan between the Company and each of George
                      L. Argyros, William H. Gray, III, James Clayburn La Force,
                      Jr., William T. McCormick, Jr., John D. Nichols and Joseph
                      F. Toot, Jr., filed as Exhibit 10-f to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended December
                      31, 1996, are hereby incorporated by reference.
          *10-d-1     Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company's (i) 1988 Long-Term Incentives Plan, (ii) 1995
                      Long-Term Incentives Plan and (iii) Directors Stock Plan,
                      filed as Exhibit 4-g-2 to Registration Statement No.
                      333-17055, is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

          *10-d-2 Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company's (i) 1988 Long-Term Incentives Plan, (ii)
                      1995 Long-Term Incentives Plan and (iii) Directors Stock
                      Plan, filed as Exhibit 10-e-3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-d-3     Memorandum of Adjustments to Outstanding Options Under
                      Rockwell International Corporation's 1988 Long-Term
                      Incentives Plan, 1995 Long-Term Incentives Plan and
                      Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spin-off of Conexant.
          *10-e-1 Copy of the Company's Incentive Compensation Plan, amended and restated as of July 1, 1997, filed as Exhibit 10-f-1 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1997, is hereby incorporated by reference.
          *10-f-1 Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1993 (File No. 1-1035), is hereby incorporated by reference.
          *10-g-1 Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, authorizing the assignment of certain compensation and employee benefit plans to New
                      Rockwell International Corporation, including the Company's
                      (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term
                      Incentives Plan, (iii) Directors Stock Plan, (iv) Incentive
                      Compensation Plan, (v) Deferred Compensation Plan and (vi)
                      Annual Incentive Compensation Plan for Senior Executive
                      Officers, filed as Exhibit 4-g-3 to Registration Statement
                      No. 333-17055, is hereby incorporated by reference.
          *10-g-2     Copy of resolution of the Board of Directors of New Rockwell
                      International Corporation, adopted December 4, 1996, assuming and adopting the Company's (i) 1988 Long-Term
                      Incentives Plan, (ii) 1995 Long-Term Incentives Plan, (iii)
                      Directors Stock Plan, (iv) Incentive Compensation Plan, (v)
                      Deferred Compensation Plan and (vi) Annual Incentive
                      Compensation Plan for Senior Executive Officers, filed as
                      Exhibit 10-h-2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
          *10-h-1 Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company's Deferred Compensation Policy for Non-Employee
                      Directors, filed as Exhibit 10-h-1 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1994
                      (File No. 1-1035), is hereby incorporated by reference.
          *10-h-2 Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company's Deferred Compensation Policy for
                      Non-Employee Directors, filed as Exhibit 10-h-2 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
          *10-h-3     Copy of resolutions of the Board of Directors of New
                      Rockwell International Corporation, adopted December 4,
                      1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1996, is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

*10-i-1     Copy of resolutions of the Board of Directors of the Company, adopted November 2, 1994, providing for the Company's Retirement Policy for Non-Employee Directors, filed as
            Exhibit 10-j-1 to the Company's Annual Report on Form 10-K for the year ended September
            30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-i-2     Copy of resolutions of the Board of Directors of the Company, adopted December 6, 1995, rescinding the Company's Retirement Policy for Non-Employee Directors (except to the extent applicable to Directors then age 67 or older and former Directors then retired), filed as Exhibit 10-j-2 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.
*10-i-3     Copy of resolution of the Board of Directors of New Rockwell International Corporation,
            adopted December 4, 1996, assuming and adopting the Company's Retirement Policy for
            Non-Employee Directors (applicable to Directors of the Company who were age 67 or older on December 6, 1995 and former Directors then retired), filed as Exhibit 10-j-3 to the
            Company's Annual Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
*10-j-1     Copy of the Company's Annual Incentive Compensation Plan for Senior Executive Officers,
            filed as Exhibit A to the Company's Proxy Statement for its 1996 Annual Meeting of
            Shareowners (File No. 1-1035), is hereby incorporated by reference.
*10-k-1     Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis,
            Jr., filed as Exhibit 10-l-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.
*10-l-1     Consulting Agreement dated as of November 25, 1997 between the Company and Donald R.
            Beall, filed as Exhibit 10-n-1 to the Company's Annual Report on Form 10-K for year ended September 30, 1997, is hereby incorporated by reference.
*10-l-2     Consulting Agreement dated September 30, 1999 between the Company and Donald R. Beall.
*10-m-1     Form of Change of Control Agreements between the Company and each of D.H. Davis, Jr.,
            W.M. Barnes, W.J. Calise, Jr., J.D. Cohn, C.M. Jones, K.D. Nosbusch, J.R. Stone and J.D.
            Swann, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1999, is hereby incorporated by reference.
*10-m-2     Form of Change of Control Agreements between the Company and certain other officers of the Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for
            the quarter ended March 31, 1999, is hereby incorporated by reference.
*10-m-3     Agreement and General Release dated as of March 2, 1999, with E.S. Washington, filed as
            Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
            31, 1999, is hereby incorporated by reference.
 10-n-1     Agreement and Plan of Distribution dated as of December 6, 1996, among Rockwell
            International Corporation (now named Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation), Allen-Bradley Company, Inc., Rockwell
            Collins, Inc., Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems,
            Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit 10-b to the Company's
            Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

          10-n-2      Post-Closing Covenants Agreement dated as of December 6,
                      1996, among Rockwell International Corporation (now named
                      Boeing North American, Inc.), The Boeing Company, Boeing NA,
                      Inc. and the Company (formerly named New Rockwell
                      International Corporation), filed as Exhibit 10-c to the
                      Company's Quarterly Report on Form 10-Q for the quarter
                      ended December 31, 1996, is hereby incorporated by
                      reference.
           10-n-3     Tax Allocation Agreement dated as of December 6, 1996, among
                      Rockwell International Corporation (now named Boeing North
                      American, Inc.), the Company (formerly named New Rockwell
                      International Corporation) and The Boeing Company, filed as
                      Exhibit 10-d to the Company's Quarterly Report on Form 10-Q
                      for the quarter ended December 31, 1996, is hereby
                      incorporated by reference.
           10-o-1     Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as
                      Exhibit 2.1 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-o-2     Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-o-3     Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-p-1     Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as
                      Exhibit 2.1 to the Company's Current Report on Form 8-K
                      dated January 12, 1999, is hereby incorporated by reference.
           10-p-2     Amended and Restated Employee Matters Agreement dated as of
                      December 31, 1998 by and between the Company and Conexant
                      Systems, Inc., filed as Exhibit 2.2 to the Company's Current
                      Report on Form 8-K dated January 12, 1999, is hereby
                      incorporated by reference.
           10-p-3     Tax Allocation Agreement dated as of December 31, 1998 by
                      and between the Company and Conexant Systems, Inc., filed as
                      Exhibit 2.3 to the Company's Current Report on Form 8-K
                      dated January 12, 1999, is hereby incorporated by reference.
           12         Computation of Ratio of Earnings to Fixed Charges for the
                      Five Years Ended September 30, 1999.
           21         List of Subsidiaries of the Company.
           23         Independent Auditors' Consent.
           24         Powers of Attorney authorizing certain persons to sign this
                      Annual Report on Form 10-K on behalf of certain directors
                      and officers of the Company.
           27         Financial Data Schedule for this Annual Report on Form 10-K.

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

                                      ROCKWELL INTERNATIONAL CORPORATION

                                      By      /s/ WILLIAM J. CALISE, JR.
                                         ---------------------------------------

                                                 WILLIAM J. CALISE, JR.
                                         SENIOR VICE PRESIDENT, GENERAL COUNSEL
                                                      AND SECRETARY

Dated: December 1, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 1ST DAY OF DECEMBER 1999 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

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

            ROBERT B. SHAPIRO*
                 DIRECTOR

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

            W. MICHAEL BARNES*
SENIOR VICE PRESIDENT, FINANCE & PLANNING
                   AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL
            FINANCIAL OFFICER)

           WILLIAM E. SANDERS*
 VICE PRESIDENT AND CONTROLLER (PRINCIPAL
           ACCOUNTING OFFICER)

*By /s/ WILLIAM J. CALISE, JR.
     --------------------------------------------------------------
     WILLIAM J. CALISE, JR., ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                 BALANCE AT
                                                 BEGINNING    NET CHARGE TO                  BALANCE AT
                                                     OF         COSTS AND                      END OF
                  DESCRIPTION                     YEAR(a)       EXPENSES      DEDUCTIONS      YEAR(a)
                  -----------                    ----------   -------------   ----------     ----------
Year ended September 30, 1999:
  Allowance for doubtful accounts..............   $55         $16             $12 (b)         $60
                                                                               (1)(c)
Year ended September 30, 1998:
  Allowance for doubtful accounts..............    56            7              8 (b)          55
Year ended September 30, 1997:
  Allowance for doubtful accounts..............    62            3              6 (b)          56
                                                                                3 (c)

---------------

(a)  Includes allowances for commercial and other long-term receivables.

(b)  Uncollectible accounts written off.

(c) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.