Form 10-Q
period 1999-12-31
ROCKWELL INTERNATIONAL CORP
filed 2000-02-11
CIK 1024478

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended          December 31, 1999
                               ----------------------------------



Commission file number         1-12383
                       -------------------------



                       Rockwell International Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                25-1797617
--------------------------------------------------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin 53202
--------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                          (414) 212-5299
--------------------------------------------------------------------------------
                                  (Office of the Corporate Secretary)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                                -----      -----

189,769,279 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 2000.

                       ROCKWELL INTERNATIONAL CORPORATION



                                      INDEX

                                                                        Page
                                                                         No.
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet --
                    December 31, 1999 and September 30, 1999.......       2

                    Consolidated Statement of Operations --
                    Three Months Ended December 31, 1999 and 1998..       3

                    Consolidated Statement of Cash Flows --
                    Three Months Ended December 31, 1999 and 1998..       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       8

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................       9

PART II.  OTHER INFORMATION:

          Item 1.   Legal Proceedings..............................      10

          Item 2.   Changes in Securities and Use of Proceeds......      10

          Item 5.   Other Information..............................      11

          Item 6.   Exhibits and Reports on Form 8-K...............      11

Signatures.........................................................      12

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  (in millions)

                                                            December 31   September 30
                                                               1999          1999
                                                            -----------   ------------
                                  ASSETS

Current assets:
   Cash....................................................  $   296       $   356
   Receivables, net........................................    1,181         1,294
   Inventories, net........................................    1,337         1,339
   Deferred income taxes...................................      364           364
   Other current assets....................................      248           229
                                                             -------       -------
         Total current assets..............................    3,426         3,582

Property (net of accumulated depreciation:
   December 31, 1999, $1,558; September 30, 1999, $1,508)..    1,562         1,581
Intangible assets (net of accumulated amortization:
   December 31, 1999, $531; September 30, 1999, $514)......    1,372         1,390
Other assets...............................................      155           151
                                                             -------       -------
               TOTAL.......................................  $ 6,515       $ 6,704
                                                             =======       =======

                     LIABILITIES AND SHAREOWNERS' EQUITY

Current liabilities:
   Short-term debt.........................................  $   186       $   189
   Accounts payable........................................      713           843
   Compensation and benefits...............................      357           469
   Income taxes payable....................................      152            91
   Other current liabilities...............................      483           516
                                                             -------       -------
         Total current liabilities.........................    1,891         2,108

Long-term debt.............................................      911           911
Retirement benefits........................................      650           653
Other liabilities..........................................      383           395

Shareowners' equity:
   Common stock (shares issued: 216.4).....................      216           216
   Additional paid-in capital..............................      962           960
   Retained earnings.......................................    3,138         3,034
   Accumulated other comprehensive loss....................     (159)         (153)
   Common stock in treasury, at cost (shares held:
    December 31, 1999, 26.7; September 30, 1999, 25.5).....   (1,477)       (1,420)
                                                             -------       -------
         Total shareowners' equity.........................    2,680         2,637
                                                             -------       -------
               TOTAL.......................................  $ 6,515       $ 6,704
                                                             =======       =======

                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                                Three Months Ended
                                                                   December 31
                                                                ------------------
                                                                  1999       1998
                                                                -------    -------
Revenues:
  Sales.......................................................  $ 1,660    $ 1,608
  Other income, net...........................................       13         46
                                                                -------    -------
    Total revenues............................................    1,673      1,654
                                                                -------    -------

Costs and expenses:
  Cost of sales...............................................    1,123      1,135
  Selling, general, and administrative........................      297        291
  Interest....................................................       20         19
                                                                -------    -------
    Total costs and expenses..................................    1,440      1,445
                                                                -------    -------

Income from continuing operations before income taxes.........      233        209
Income tax provision..........................................      (76)       (75)
                                                                -------    -------
Income from continuing operations.............................      157        134
Loss from discontinued operations.............................       --        (20)
                                                                -------    -------
Net income....................................................  $   157    $   114
                                                                =======    =======
Basic earnings per share:
  Continuing operations.......................................  $  0.83    $  0.71
  Discontinued operations.....................................       --      (0.11)
                                                                -------    -------
  Net income..................................................  $  0.83    $  0.60
                                                                =======    =======
Diluted earnings per share:
  Continuing operations ......................................  $  0.81    $  0.70
  Discontinued operations.....................................       --      (0.11)
                                                                -------    -------
  Net income ................................................   $  0.81    $  0.59
                                                                =======    =======
Cash dividends per share......................................  $ 0.255    $ 0.255
                                                                =======    =======
Weighted average outstanding shares:
  Basic.......................................................    190.0      189.9
                                                                =======    =======
  Diluted (includes effect of stock options)..................    192.9      192.2
                                                                =======    =======


                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                             Three Months Ended
                                                                 December 31
                                                             ------------------
                                                                1999     1998
                                                             -------   --------
Continuing Operations:

Operating Activities:

Income from continuing operations..........................  $   157   $   134
Adjustments to arrive at cash provided by
  operating activities:
    Depreciation...........................................       63        53
    Amortization of intangible assets......................       22        15
    Deferred income taxes..................................       (5)      (96)
    Changes in assets and liabilities, excluding
      effects of acquisitions and divestitures:
        Receivables........................................      110        85
        Inventories........................................       --       (36)
        Accounts payable...................................     (130)      (59)
        Income taxes payable...............................       61       129
        Compensation and benefits..........................     (111)     (109)
        Other assets and liabilities.......................      (60)      (62)
                                                             -------   -------
           Cash Provided by Operating Activities...........      107        54
                                                             -------   -------
Investing Activities:

Property additions.........................................      (54)      (55)
Acquisitions of businesses, net of cash acquired...........       --       (46)
Proceeds from dispositions of property and businesses......        1        92
                                                             -------   -------
           Cash Used for Investing Activities..............      (53)       (9)
                                                             -------   -------

Financing Activities:

Net (decrease) increase in debt............................       (3)      180
Purchases of treasury stock................................      (67)      (56)
Cash dividends.............................................      (49)      (48)
Proceeds from the exercise of stock options................        5        18
                                                             -------   -------
           Cash (Used for) Provided by
              Financing Activities.........................     (114)       94
                                                             -------   -------

Cash (Used for) Provided by Continuing Operations..........      (60)      139
                                                             -------   -------
Cash Used for Discontinued Operations......................       --       (47)
                                                             -------   -------
(Decrease) Increase in Cash................................      (60)       92
Cash at Beginning of Period................................      356       103
                                                             -------   -------
Cash at End of Period......................................  $   296   $   195
                                                             =======   =======


                 See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results for the full year.

     It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in fair value will be offset by changes in the fair value of the hedged assets, liabilities or firm commitments. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 to fiscal year 2001, but early adoption continues to be permitted. When adopted, the Company believes the effect of this standard will not be material to its results of operations or equity.

2. Discontinued operations relate to the Company's former Semiconductor Systems business (Semiconductor Systems) which was spun off on December 31, 1998 into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Conexant Systems, Inc. to the Company's shareowners. The revenues and net loss of Semiconductor Systems for the three months ended December 31, 1998 were $289 million and $20 million, respectively.

3.   Inventories, net of reserves, are summarized as follows (in millions):

                                                           December 31     September 30
                                                              1999            1999
                                                          -----------     ------------
     Finished goods....................................    $   408          $   415
     Work in process...................................        449              457
     Raw materials, parts, and supplies................        459              446
                                                           -------          -------
       Total...........................................      1,316            1,318
     Adjustment to the carrying value of
       certain inventories to a LIFO basis.............         21               21
                                                           -------          -------
     Inventories, net..................................    $ 1,337          $ 1,339
                                                           =======          =======

4. The reconciliation of net income to comprehensive income is as follows (in millions):

                                                               Three Months Ended
                                                                   December 31
                                                              -------------------
                                                              1999           1998
                                                              ----           ----
     Net income..........................................   $   157        $   114
     Other comprehensive (loss) income:
       Net foreign currency translation
          adjustment.....................................        (6)             1
                                                            -------        -------
     Comprehensive income................................   $   151        $   115
                                                            =======        =======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. In the third quarter of 1998, the Company recorded special charges of $597 million in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges included $100 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,100 employees and $84 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions are substantially complete at December 31, 1999.

     Total cash expenditures in connection with these actions are expected to approximate $149 million. The Company spent approximately $84 million through December 31, 1999, of which $52 million related to severance and other employee separation costs, and expects to spend an additional $26 million through December 2000. The remaining cash expenditures relate to employee separation costs and lease obligations for vacant facilities. Through December 31, 1999, the workforce has been reduced by approximately 2,500 employees.

     Revenues and results of operations of businesses and product lines which have been exited were not material for the quarter ended December 31, 1998.

6. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial statements.

7. In February 2000, the Company entered into an interest rate swap contract which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR. The effective rate the Company will pay through April 15, 2000 is 4.79%. The Company entered into this contract to achieve a more balanced mix of fixed and floating rate debt. The Company accounts for interest rate swap contracts by accruing the underlying payments and receipts as an adjustment to interest expense on the underlying notes payable.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8. The sales and results of operations of the Company's reportable segments are summarized as follows (in millions):

                                                               Three Months Ended
                                                                    December 31
                                                               ------------------
                                                                 1999        1998
                                                                 ----        ----
     Sales:
       Automation............................................  $ 1,043     $ 1,045
       Avionics & Communications.............................      561         510
       Other Businesses......................................       56          53
                                                               -------     -------
         Total...............................................  $ 1,660     $ 1,608
                                                               =======     =======
     Segment operating earnings:
       Automation............................................  $   163     $   143
       Avionics & Communications.............................      104         121
       Other Businesses......................................        4           2
                                                               -------     -------
         Total...............................................      271         266

     General corporate - net.................................      (18)        (38)
     Interest expense........................................      (20)        (19)
     Provision for income taxes..............................      (76)        (75)
                                                               -------     -------
     Income from continuing operations.......................      157         134

     Loss from discontinued operations.......................        -         (20)
                                                               -------     -------
     Net income..............................................  $   157     $   114
                                                               =======     =======

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales in the 2000 first quarter of $1.7 billion were three percent higher than the same period a year ago. Automation's sales of $1 billion were about the same as last year's first quarter as sales increases at control systems were offset by a $25 million decline at the motors business. Avionics & Communications sales increased 10 percent over the same period a year ago to $561 million. The government systems, passenger systems and business and regional systems businesses all reported substantial sales increases over 1999's first quarter and more than offset lower volume at the air transport systems business. Sales at Rockwell Electronic Commerce and Rockwell Science Center were up six percent to $56 million from $53 million a year ago.

Income from continuing operations for the 2000 first quarter was $157 million, or 81 cents per diluted share, compared to income from continuing operations of $134 million, or 70 cents per diluted share, for the first quarter of 1999. Earnings per diluted share were up 16 percent due to improved operating margins at Automation and continued strong performance at Avionics & Communications.

Automation's first quarter operating earnings of $163 million were 14 percent higher than last year. The benefits of manufacturing process improvements, material cost reductions from the Company's Strategic Sourcing Initiative and higher control systems volume more than offset investments in new product development, SourceAlliance.com launch costs and the earnings effect of lower motors volume. Automation's return on sales increased to 15.6 percent from 13.7 percent a year ago.

Avionics & Communications' operating earnings were $104 million, an 11 percent increase over last year's first quarter earnings of $94 million, excluding 1999's $36 million pre-tax gain from the sale of the railroad electronics business and pre-tax charge of $9 million related to the consolidation of certain government systems activities. Avionics & Communications' return on sales increased to 18.5 percent from 18.4 percent a year ago (excluding the $36 million gain and the $9 million charge).

Operating earnings for Other Businesses of $4 million were $2 million higher than last year's first quarter primarily due to higher sales volume.

Corporate expenses were lower in the first quarter of 2000 compared to a year ago due to a charge of $15 million in 1999 for costs related to the relocation of the corporate office.

The first quarter 2000 effective income tax rate of 32.6 percent was lower than 1999's first quarter rate of 35.9 percent. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions. These strategies include utilization over the next few years of large foreign tax credit carryforwards, lower state income tax rates, and lower taxes associated with our growing international business due to the rationalization of our European distribution, warehousing and customer support operations.

Based upon the Company's strong first quarter operating performance, coupled with expected profitable growth across each of the Company's businesses, management has confidence that Rockwell can achieve earnings per share growth in 2000 well in excess of the long-term goal of low double digit annual growth.

                       ROCKWELL INTERNATIONAL CORPORATION


FINANCIAL CONDITION

The major uses of cash for the first three months of 2000 were for property additions of $54 million, cash dividends paid to shareowners of $49 million, and the repurchase of common stock. The Company spent $67 million in the first three months of 2000 in connection with its stock repurchase program. At December 31, 1999, the Company had approximately $175 million remaining on its current $250 million stock repurchase program.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, dividends to shareowners and may include acquisitions.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 38 and 39 in Note 18 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at December 31, 1999, there has been no material change to this information.

Year 2000 Update

As described in the Company's Annual Report on Form 10-K for the year ended September 30, 1999, the Company developed plans to address possible exposures related to the Year 2000. Since entering the year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000 related disruptions related to its products or impacting its customers and suppliers. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant effects due to Year 2000 exposures from its internal systems or from the activities of its suppliers and customers.

Cautionary Statement

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes", "expected", "has confidence", "anticipate", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained in pages 16 and 17 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at December 31, 1999, there has been no material change to this information. In February 2000, the Company entered into an interest rate swap contract which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR.

                       ROCKWELL INTERNATIONAL CORPORATION


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March 1989. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court's judgment and directed entry of judgment in Rockwell's favor on all claims as a matter of law. The plaintiffs have 30 days from the ruling in which to seek discretionary review of the decision in the state supreme court.

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

     On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. In August 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs, and a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. On February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. The Company and the director-defendants are defending the consolidated action. On December 3, 1999, the court denied the defendants' motion for summary judgment. No trial date has been set.


Item 2. Changes in Securities and Use of Proceeds

     (c) On October 1, 1999, the Company paid a portion of the annual retainer fees for non-employee directors by issuance of 177 shares of restricted stock to each of James Clayburn LaForce, Jr. and William S. Sneath, whose terms expired in February 2000, and issuance of 516 shares of restricted stock to each of the following directors: George
          L. Argyros, Donald R. Beall, William H. Gray, III, William T. McCormick, Jr., John D. Nichols, Bruce M. Rockwell, Robert B. Shapiro and Joseph F. Toot, Jr. On the same date, the Company also issued 187, 182 and 187 shares of restricted stock to Messrs. Argyros, Beall and Nichols, respectively, pursuant to deferral elections made in accordance with the Directors Stock Plan in payment of retainer fees otherwise payable in cash. On December 1, 1999, the Company issued 17,500 shares of restricted stock to Don H. Davis, Jr., Chairman of the Board and Chief Executive Officer, in part payment of a bonus under the Annual Incentive Compensation Plan for Senior Executive Officers. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to
          Section 4(2) thereof.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 5. Other Information

     Government Contracts

     For information on the Company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in Item 1, Business, on page 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit 12   - Computation of Ratio of Earnings to Fixed Charges for
                         the Three Months Ended December 31, 1999

          Exhibit 27   - Financial Data Schedule

     (b)  Reports on Form 8-K during the quarter ended December 31, 1999:

          None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         ROCKWELL INTERNATIONAL CORPORATION
                                         ----------------------------------
                                                               (Registrant)




Date:   February 11, 2000                By W. E. Sanders
     ----------------------                 -------------------------------
                                            W. E. Sanders
                                            Vice President and Controller
                                            (Principal Accounting Officer)




Date:   February 11, 2000                By W. J. Calise, Jr.
     ----------------------                 -------------------------------
                                            W. J. Calise, Jr.
                                            Senior Vice President,
                                            General Counsel and Secretary