Form 10-Q
period 2000-03-31
ROCKWELL INTERNATIONAL CORP
filed 2000-05-11
CIK 1024478

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended         March 31, 2000
                               -----------------------------------


Commission file number         1-12383
                       -------------------------------------------


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

                        Yes      X      No
                               ----        ----
188,023,107 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 2000.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX

                                                                        Page
                                                                         No.
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet--
                    March 31, 2000 and September 30, 1999..........       2

                    Consolidated Statement of Operations--
                    Three Months and Six Months Ended
                    March 31, 2000 and 1999........................       3

                    Consolidated Statement of Cash Flows--
                    Six Months Ended March 31, 2000 and 1999.......       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       8

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      10

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................      11

          Item 4.   Submission of Matters to a Vote of
                    Security Holders...............................      11

          Item 5.   Other Information..............................      11

          Item 6.   Exhibits and Reports on Form 8-K...............      12

Signatures.........................................................      13

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in millions)

                                                             March 31    September 30
                                                               2000          1999
                                                             --------      --------
                                     ASSETS
                                     ------
Current assets:
   Cash...................................................   $    165      $   356
   Receivables, net.......................................      1,221        1,294
   Inventories, net.......................................      1,380        1,339
   Deferred income taxes..................................        331          364
   Other current assets...................................        158          229
                                                             --------      -------

           Total current assets...........................      3,255        3,582

Property (net of accumulated depreciation:
   March 31, 2000, $1,578; September 30, 1999, $1,508)....      1,558        1,581
Intangible assets (net of accumulated amortization:
   March 31, 2000, $551; September 30, 1999, $514)........      1,398        1,390
Other assets..............................................        154          151
                                                             --------      -------

                         TOTAL............................   $  6,365      $ 6,704
                                                             ========      =======


                     LIABILITIES AND SHAREOWNERS' EQUITY
                    ------------------------------------
Current liabilities:
   Short-term debt........................................   $     27      $   189
   Accounts payable.......................................        724          843
   Compensation and benefits..............................        378          469
   Income taxes payable...................................        135           91
   Other current liabilities..............................        489          516
                                                             --------      -------

           Total current liabilities......................      1,753        2,108

Long-term debt............................................        910          911
Retirement benefits.......................................        640          653
Other liabilities.........................................        308          395

Shareowners' equity:
   Common Stock (shares issued: 216.4)....................        216          216
   Additional paid-in capital.............................        964          960
   Retained earnings......................................      3,244        3,034
   Accumulated other comprehensive loss...................       (165)        (153)
   Common Stock in treasury, at cost (shares held:
    March 31, 2000, 27.5; September 30, 1999, 25.5).......     (1,505)      (1,420)
                                                             --------      -------

                    Total shareowners' equity.............      2,754        2,637
                                                             --------      -------

                         TOTAL............................   $  6,365      $ 6,704
                                                             ========      =======


                 See Notes to Consolidated Financial Statements.

                        ROCKWELL INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                      (in millions, except per share amounts)


                                                      Three Months Ended         Six Months Ended
                                                           March 31                  March 31
                                                     --------------------      --------------------
                                                      2000          1999         2000         1999
                                                     -------      -------      -------      -------
Revenues:
  Sales .........................................    $ 1,784      $ 1,701      $ 3,444      $ 3,309
  Other income, net .............................         27           25           40           71
                                                     -------      -------      -------      -------

    Total revenues ..............................      1,811        1,726        3,484        3,380
                                                     -------      -------      -------      -------

Costs and expenses:
  Cost of sales .................................      1,227        1,183        2,350        2,318
  Selling, general, and administrative ..........        324          298          621          589
  Interest ......................................         17           24           37           43
                                                     -------      -------      -------      -------

    Total costs and expenses ....................      1,568        1,505        3,008        2,950
                                                     -------      -------      -------      -------

Income from continuing operations before
  income taxes ..................................        243          221          476          430

Income tax provision ............................        (79)         (78)        (155)        (153)
                                                     -------      -------      -------      -------

Income from continuing operations ...............        164          143          321          277

Loss from discontinued operations ...............         --           --           --          (20)
                                                     -------      -------      -------      -------

Net income ......................................    $   164      $   143      $   321      $   257
                                                     =======      =======      =======      =======

Basic earnings per share:
  Continuing operations .........................    $  0.87      $  0.75      $  1.69      $  1.46
  Discontinued operations .......................         --           --           --        (0.11)
                                                     -------      -------      -------      -------

  Net income ....................................    $  0.87      $  0.75      $  1.69      $  1.35
                                                     =======      =======      =======      =======

Diluted earnings per share:
  Continuing operations .........................    $  0.85      $  0.74      $  1.67      $  1.44
  Discontinued operations .......................         --           --           --        (0.11)
                                                     -------      -------      -------      -------

  Net income ....................................    $  0.85      $  0.74      $  1.67      $  1.33
                                                     =======      =======      =======      =======

Cash dividends per share (see note 1) ...........    $ 0.255      $  0.51      $  0.51      $ 0.765
                                                     =======      =======      =======      =======

Weighted average outstanding shares:
   Basic ........................................      189.5        190.0        189.8        189.9
                                                     =======      =======      =======      =======
   Diluted (includes effect of stock options)....      192.0        193.2        192.4        192.8
                                                     =======      =======      =======      =======


                  See Notes to Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (in millions)

                                                                  Six Months Ended
                                                                      March 31
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
Continuing Operations:

Operating Activities:

Income from continuing operations.............................    $  321   $  277
Adjustments to arrive at cash provided by
  operating activities:
    Depreciation..............................................       133      119
    Amortization of intangible assets.........................        44       32
    Gain on dispositions of property and businesses...........       (18)     (31)
    Changes in assets and liabilities, excluding
      effects of acquisitions and divestitures:
        Receivables...........................................        78       78
        Inventories...........................................       (39)     (86)
        Accounts payable......................................      (122)      (4)
        Income taxes payable..................................        82      116
        Compensation and benefits.............................       (90)    (110)
        Other assets and liabilities..........................       (80)     (57)
                                                                 -------   ------
          Cash Provided by Operating Activities...............       309      334
                                                                 -------   ------

Investing Activities:

Property additions............................................      (135)    (144)
Acquisitions of businesses, net of cash acquired..............       (66)    (156)
Proceeds from dispositions of property and businesses.........        58       98
                                                                 -------   ------
          Cash Used for Investing Activities..................      (143)    (202)
                                                                 -------   ------

Financing Activities:

Net (decrease) increase in debt...............................      (163)      35
Purchases of treasury stock...................................      (111)     (58)
Cash dividends................................................       (97)     (97)
Proceeds from the exercise of stock options...................        14       36
                                                                 -------   ------
          Cash Used for Financing Activities..................      (357)     (84)
                                                                 -------   ------

Cash (Used for) Provided by Continuing Operations.............      (191)      48
                                                                 -------   ------

Cash Used for Discontinued Operations.........................         -      (47)
                                                                 -------   ------
(Decrease) Increase in Cash...................................      (191)       1
Cash at Beginning of Period...................................       356      103
                                                                 -------   ------
Cash at End of Period.........................................   $   165      104
                                                                 =======   ======


                 See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three- and six-month periods ended March 31, 2000 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

        It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value will be either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 to fiscal year 2001, but early adoption continues to be permitted. When adopted, the Company believes the effect of this standard will not be material to its results of operations or equity.

        During the 2000 second quarter, the Company declared a dividend of $0.255 per share payable March 6, 2000 to shareowners of record on February 14, 2000. During the 1999 second quarter, the Company declared a dividend of $0.255 per share payable March 8, 1999 and also declared its third quarter dividend of $0.255 per share payable June 7, 1999.

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

3.      Inventories, net of reserves, are summarized as follows (in millions):

                                                March 31      September 30
                                                  2000            1999
                                                --------      -------------
        Finished goods ......................... $  427          $  415
        Work in process ........................    446             457
        Raw materials, parts, and supplies .....    487             446
                                                 ------          ------
          Total ................................  1,360           1,318
        Adjustment to the carrying value of
          certain inventories to a LIFO basis ..     20              21
                                                 ------          ------

          Inventories, net ..................... $1,380          $1,339
                                                 ======          ======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. The reconciliation of net income to comprehensive income is as follows (in millions):

                                            Three Months Ended       Six Months Ended
                                                 March 31                March 31
                                            ------------------      -----------------
                                            2000        1999        2000        1999
                                            -----       -----       -----       -----
        Net income .......................  $ 164       $ 143       $ 321       $ 257
        Other comprehensive loss:
          Net foreign currency translation
            adjustment ...................     (6)        (17)        (12)        (16)
                                            -----       -----       -----       -----
        Comprehensive income .............  $ 158       $ 126       $ 309       $ 241
                                            =====       =====       =====       =====

5. In March 2000, the Automation segment acquired Entek IRD International Corporation (Entek), a leader in machinery condition monitoring solutions. The acquisition has been accounted for as a purchase. Assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available. The results of Entek have been included in the consolidated statement of operations since the date of acquisition. Pro forma financial information is not presented as the acquisition was not material to the Company's results of operations or financial position.

6. In the third quarter of 1998, the Company recorded special charges of $597 million in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges included $100 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,100 employees and $84 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions were substantially complete at December 31, 1999.

        Total cash expenditures in connection with these actions are expected to approximate $149 million. The Company spent approximately $88 million through March 31, 2000, of which $55 million related to severance and other employee separation costs, and expects to spend an additional $27 million through March 2001. The remaining cash expenditures relate to employee separation costs and lease obligations for vacant facilities. Through March 31, 2000, the workforce has been reduced by approximately 2,700 employees.

        Revenues and results of operations of businesses and product lines which have been exited were not material for the three- or six-month periods ended March 31, 2000.

7. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8. In February 2000, the Company entered into an interest rate swap contract which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR. The effective rate the Company will pay through July 17, 2000 is 4.97%. The Company entered into this contract to achieve a more balanced mix of fixed and floating rate debt. The Company accounts for interest rate swap contracts by accruing the underlying payments and receipts as an adjustment to interest expense on the underlying notes payable.

9. The sales and results of operations of the Company's reportable segments are summarized as follows (in millions):


                                               Three Months Ended          Six Months Ended
                                                   March 31                     March 31
                                             ---------------------       ---------------------
                                               2000         1999           2000          1999
                                             -------       -------       -------       -------
         Sales
           Automation ...................... $ 1,112       $ 1,079       $ 2,155       $ 2,124
           Avionics & Communications .......     615           567         1,176         1,077
           Other Businesses ................      57            55           113           108
                                             -------       -------       -------       -------

               Total ....................... $ 1,784       $ 1,701       $ 3,444       $ 3,309
                                             =======       =======       =======       =======

         Segment operating earnings
           Automation ...................... $   161       $   163       $   324       $   306
           Avionics & Communications .......      92           101           196           186
           Other Businesses ................       7            22            11            24
                                             -------       -------       -------       -------

               Total .......................     260           286           531           516

         General corporate - net ...........      14           (41)           (4)          (79)
         (Loss) gain on disposition of
           businesses ......................     (14)           --           (14)           36
         Interest expense ..................     (17)          (24)          (37)          (43)
         Provision for income taxes ........     (79)          (78)         (155)         (153)
                                             -------       -------       -------       -------

         Income from continuing operations .     164           143           321           277

         Loss from discontinued operations .      --            --            --           (20)
                                             -------       -------       -------       -------

         Net income ........................ $   164       $   143       $   321       $   257
                                             =======       =======       =======       =======

        Effective January 1, 2000, gains and losses from the disposition of businesses are excluded from segment operating earnings. Prior period amounts have been reclassified to conform with the current presentation.

        The loss on disposition of a business in 2000 relates to the sale of an Automation business. The gain on disposition of a business in 1999 relates to the sale of an Avionics & Communications business.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

2000 Second Quarter Compared to 1999 Second Quarter

Sales in the 2000 second quarter of $1.8 billion were five percent higher than the same period a year ago. Income from continuing operations for the 2000 second quarter was $164 million, or 85 cents per diluted share, compared to income from continuing operations of $143 million, or 74 cents per diluted share, for the second quarter of 1999. Earnings per diluted share were up 15 percent over the prior year primarily due to higher sales volume, continued strong profitability at each of the core businesses and a lower effective income tax rate.

Automation

Automation's sales of $1.1 billion increased three percent from last year's second quarter primarily due to a 10 percent increase in sales at the software and industrial services businesses and a more than five percent increase in sales at the integrated platforms business. Second quarter operating earnings of $161 million were about the same as last year's second quarter and include approximately $8 million of costs associated with the launch of SourceAlliance.com and other e-commerce initiatives. Automation's return on sales was 14.5 percent compared to 15.1 percent for last year's second quarter.

Avionics & Communications

Avionics & Communications sales increased eight percent over the same period a year ago to $615 million. Sales increases of approximately 25 percent at business and regional systems and 15 percent at government systems more than offset a 15 percent decline in sales at the air transport systems business. Second quarter operating earnings were $92 million compared to $101 million for the 1999 second quarter. Operating earnings in the 2000 second quarter include $6 million of development costs associated with the new In Flight Network joint venture and a charge of $8 million related to the termination of a government contract. Avionics & Communications' return on sales was 16.3 percent in the 2000 second quarter (excluding the contract termination charge) compared to 17.8 percent for the same period a year ago.

Other Businesses

Sales at Rockwell Electronic Commerce and Rockwell Science Center were up four percent to $57 million from $55 million a year ago. Operating earnings were $7 million in the 2000 second quarter compared to $22 million for the same period a year ago. Operating earnings in 1999 include a $14 million gain resulting from the resolution of an intellectual property matter. Return on sales for the second quarter of 2000 was 12.3 percent compared to 14.5 percent for the 1999 second quarter (excluding the intellectual property matter).

General corporate - net in the second quarter of 2000 was lower than the same period a year ago due to a gain of $32 million on the sale of real estate in Colorado Springs, Colorado in the 2000 second quarter and charges associated with relocation of the Company's corporate office in the 1999 second quarter.

The second quarter 2000 effective income tax rate of 32.5 percent was lower than 1999's second quarter rate of 35.3 percent. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions. These strategies include utilization over the next few years of large foreign tax credit carryforwards, lower state income tax rates, and lower taxes associated with our growing international business due to the rationalization of our European distribution, warehousing and customer support operations.

                       ROCKWELL INTERNATIONAL CORPORATION


Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

Overall, sales were four percent higher in 2000 compared to sales in the same period a year ago. Income from continuing operations for the first six months of 2000 was $321 million, or $1.67 per diluted share, compared to $277 million, or $1.44 per diluted share, for the first six months of 1999. Earnings per diluted share were up 16 percent primarily due to higher sales volume, continued strong performance at each of the core businesses and a lower effective income tax rate.

Automation

Automation's sales increased $31 million primarily due to increases at the software, industrial services and integrated platforms businesses. Automation's operating earnings for the first six months of 2000 of $324 million were six percent higher than for the same period last year. The benefits of manufacturing process improvements, material cost reductions from the Company's Strategic Sourcing Initiative and higher control systems volume more than offset investments in new product development, SourceAlliance.com launch costs and the earnings effect of lower motors volume. Automation's return on sales increased to 15.0 percent from 14.4 percent a year ago.

Avionics & Communications

Avionics & Communications' sales increased $99 million due to strong increases posted by the government systems, business and regional systems, and passenger systems businesses which offset the decline at the air transport systems business. Avionics & Communications' operating earnings were $196 million, a five percent increase over operating earnings of $186 million for the first six months of 1999. Avionics & Communications return on sales was 16.7 percent compared to 17.3 percent a year ago.

Other Businesses

Sales at Rockwell Electronic Commerce and Rockwell Science Center were up five percent to $113 million from $108 million a year ago. Operating earnings for Other Businesses were $11 million for the first six months of 2000 compared to $24 million for the same period a year ago. Operating earnings in 1999 included a $14 million gain resulting from the resolution of an intellectual property matter.

General corporate - net for the first six months of 2000 was lower than the same period a year ago due to a gain of $32 million on the sale of real estate in Colorado Springs, Colorado in the 2000 second quarter and charges associated with relocation of the Company's corporate office in the 1999 second quarter.

The effective income tax rate for the first six months of 2000 of 32.6 percent was lower than the 35.6 percent for the same period in 1999. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions. These strategies include utilization over the next few years of large foreign tax credit carryforwards, lower state income tax rates, and lower taxes associated with our growing international business due to the rationalization of our European distribution, warehousing and customer support operations.

Based upon the continued strong profitability at each of the core businesses through the first six months of 2000, management believes that the Company is well positioned to continue delivering earnings growth in fiscal 2000 in excess of the long-term goal of low double digit annual growth.

                       ROCKWELL INTERNATIONAL CORPORATION


FINANCIAL CONDITION

The major uses of cash for the first six months of 2000 were $66 million for acquisitions of businesses, $135 million for property additions, $97 million for cash dividends paid to shareowners and $111 million for the repurchase of common stock in connection with the Company's stock repurchase program. At March 31, 2000, the Company had approximately $131 million remaining on its current $250 million stock repurchase program.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, dividends to shareowners, investments in the In Flight Network joint venture and may include acquisitions and the repurchase of common stock in connection with the Company's stock repurchase program.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 38 and 39 in Note 18 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at March 31, 2000 there has been no material change to this information.

CAUTIONARY STATEMENT

This Quarterly Report may contain statements (including certain projections and business trends) accompanied by such phrases as "believes", "estimates", "expects", "could", "likely", "anticipates", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained in pages 16 and 17 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at March 31, 2000, except as discussed below, there has been no material change to this information.

In February 2000, the Company entered into an interest rate swap contract which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR.

                       ROCKWELL INTERNATIONAL CORPORATION


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March l989. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court's judgment and directed entry of judgment in Rockwell's favor on all claims as a matter of law. The plaintiffs have sought discretionary review of the decision in the state supreme court.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The regular annual meeting of shareowners of the Company was held on February 2, 2000.

        (b) At the annual meeting, the shareowners:

             (i) voted to elect one director of the Company. John D. Nichols was elected to a term expiring in 2003 by a vote of the shareowners as follows:

                   Affirmative votes           161,778,628
                   Votes withheld                2,523,715

             (ii) voted upon a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

                   Affirmative votes           162,495,554
                   Negative votes                  789,256
                   Abstentions                   1,017,533

             (iii) voted on a proposal to approve the Company's 2000 Long-Term
                   Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

                   Affirmative votes           130,795,962
                   Negative votes               13,784,351
                   Abstentions                   2,433,746
                   Broker non-votes             17,288,284

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

                       ROCKWELL INTERNATIONAL CORPORATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 10.1   -   Directors Stock Plan of Rockwell International
                                 Corporation, as amended February 2, 2000.

              Exhibit 10.2   -   Rockwell International Corporation 2000
                                 Long-Term Incentives Plan, filed as Exhibit A to the Proxy Statement for the Company's 2000
                                 Annual Meeting, is hereby incorporated by reference.

              Exhibit 10.3   -   Rockwell International Corporation Deferred
                                 Compensation Plan, filed as Exhibit 4-d to
                                 Registration Statement No. 333-34826, is hereby incorporated by reference

              Exhibit 12     -   Computation of Ratio of Earnings to Fixed
                                 Charges for the Six Months Ended March 31,
                                 2000.

              Exhibit 27     -   Financial Data Schedule

         (b)  Reports on Form 8-K during the quarter ended March 31, 2000:

              None

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             ROCKWELL INTERNATIONAL CORPORATION
                                             ----------------------------------
                                                                   (Registrant)




Date:   May 11, 2000                       By   W. E. Sanders
      ------------------                        -----------------------------
                                                W. E. Sanders
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date:   May 11, 2000                       By   W. J. Calise, Jr.
      ------------------                        -----------------------------
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary