Form 10-Q
period 2000-06-30
ROCKWELL INTERNATIONAL CORP
filed 2000-08-11
CIK 1024478

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended         June 30, 2000
                               -----------------------------



Commission file number         1-12383
                       -----------------------



                       Rockwell International Corporation
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                25-1797617
-----------------------------------------------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)



  777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin 53202
-----------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)



Registrant's telephone number,
including area code                       (414) 212-5299
-----------------------------------------------------------------------------
                       (Office of the Corporate Secretary)


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

185,107,184 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 2000.

                      ROCKWELL INTERNATIONAL CORPORATION



                                    INDEX

                                                                        Page
                                                                         No.
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.   Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheet--
                    June 30, 2000 and September 30, 1999...........       2

                    Consolidated Statement of Operations--
                    Three Months and Nine Months Ended
                    June 30, 2000 and 1999.........................       3

                    Consolidated Statement of Cash Flows--
                    Nine Months Ended June 30, 2000 and 1999.......       4

                    Notes to Consolidated Financial Statements.....       5

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations..................................       8

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk..............................      10




PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings..............................      11

          Item 2.   Changes in Securities and Use of Proceeds......      11

          Item 5.   Other Information..............................      11

          Item 6.   Exhibits and Reports on Form 8-K...............      12

Signatures.........................................................      13


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                 (in millions)

                                                             June 30     September 30
                                                               2000          1999
                                                             --------      --------
                                              ASSETS
                                              ------
Current assets:
   Cash...................................................   $    224      $   356
   Receivables, net.......................................      1,233        1,294
   Inventories, net.......................................      1,388        1,339
   Deferred income taxes..................................        295          364
   Other current assets...................................        126          229
                                                             --------      -------

           Total current assets...........................      3,266        3,582

Property (net of accumulated depreciation:
   June 30, 2000, $1,629; September 30, 1999, $1,508).....      1,550        1,581
Intangible assets (net of accumulated amortization:
   June 30, 2000, $573; September 30, 1999, $514).........      1,395        1,390
Other assets..............................................        151          151
                                                             --------      -------

                         TOTAL............................   $  6,362      $ 6,704
                                                             ========      =======


                     LIABILITIES AND SHAREOWNERS' EQUITY
                     -----------------------------------

Current liabilities:
   Short-term debt........................................   $     23      $   189
   Accounts payable.......................................        729          843
   Compensation and benefits..............................        380          469
   Income taxes payable...................................        131           91
   Other current liabilities..............................        478          516
                                                             --------      -------

           Total current liabilities......................      1,741        2,108

Long-term debt............................................        910          911
Retirement benefits.......................................        635          653
Other liabilities.........................................        352          395

Shareowners' equity:
   Common Stock (shares issued: 216.4)....................        216          216
   Additional paid-in capital.............................        964          960
   Retained earnings......................................      3,316        3,034
   Accumulated other comprehensive loss...................       (164)        (153)
   Common Stock in treasury, at cost (shares held:
     June 30, 2000, 30.1; September 30, 1999, 25.5).......     (1,608)      (1,420)
                                                             --------      -------

                    Total shareowners' equity.............      2,724        2,637
                                                             --------      -------

                         TOTAL............................   $  6,362      $ 6,704
                                                             ========      =======


                 See Notes to Consolidated Financial Statements.

                        ROCKWELL INTERNATIONAL CORPORATION

                       CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                      (in millions, except per share amounts)



                                               Three Months Ended   Nine Months Ended
                                                    June 30             June 30
                                               ------------------   -----------------
                                                  2000     1999       2000     1999
                                               --------  --------   -------  --------
Revenues:
  Sales.......................................  $ 1,820  $ 1,808    $ 5,264  $ 5,117
  Other income, net...........................       32       21         72       92
                                                -------  -------    -------  -------

    Total revenues............................    1,852    1,829      5,336    5,209
                                                -------  -------    -------  -------

Costs and expenses:
  Cost of sales...............................    1,255    1,245      3,605    3,563
  Selling, general, and administrative........      327      330        948      919
  Interest....................................       18       21         55       64
                                                -------  -------    -------  -------

    Total costs and expenses..................    1,600    1,596      4,608    4,546
                                                -------  --------   -------  -------

Income from continuing operations before
  income taxes................................      252      233        728      663

Income tax provision..........................      (82)     (83)      (237)    (236)
                                                -------  -------    -------   ------

Income from continuing operations.............      170      150        491      427

Loss from discontinued operations.............        -        -          -      (20)
                                                -------  -------    -------  -------

Net income....................................  $   170  $   150    $   491  $   407
                                                =======  =======    =======  =======

Basic earnings per share:
  Continuing operations ......................  $  0.91 $   0.79    $  2.60  $  2.25
  Discontinued operations.....................        -        -          -    (0.11)
                                                -------  -------    -------  -------

  Net income..................................  $  0.91  $  0.79    $  2.60  $  2.14
                                                =======  =======    =======  =======

Diluted earnings per share:
  Continuing operations.......................  $  0.90  $  0.77    $  2.56  $  2.21
  Discontinued operations.....................        -        -         -     (0.10)
                                                -------  -------    -------  -------

  Net income..................................  $  0.90  $  0.77    $  2.56  $  2.11
                                                =======  =======    =======  =======

Cash dividends per share (see note 1).........  $  0.51  $ 0.255    $  1.02  $  1.02
                                                =======  =======    =======  =======

Weighted average outstanding shares:
  Basic.......................................    187.2    190.8      188.9    190.2
                                                =======  =======    =======  =======
  Diluted (includes effect of stock options)..    189.0    194.5      191.3    193.2
                                                =======  =======    =======  =======


                  See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (in millions)

                                                                  Nine Months Ended
                                                                      June 30
                                                                  -----------------
                                                                   2000      1999
                                                                  -------  --------
Continuing Operations:

Operating Activities:

Income from continuing operations.............................    $   491  $  427
Adjustments to arrive at cash provided by
  operating activities:
    Depreciation..............................................        204     189
    Amortization of intangible assets.........................         67      47
    Net gain on dispositions of property and businesses.......        (18)    (31)
    Changes in assets and liabilities, excluding
      effects of acquisitions and divestitures:
        Receivables...........................................         66      75
        Inventories...........................................        (47)    (75)
        Accounts payable......................................       (117)    (50)
        Income taxes payable..................................        186      65
        Compensation and benefits.............................        (88)   (113)
        Other assets and liabilities..........................       (136)    (11)
                                                                  -------  ------
          Cash Provided by Operating Activities...............        608     523
                                                                  -------  ------

Investing Activities:

Property additions............................................       (207)   (241)
Acquisitions of businesses, net of cash acquired..............        (76)   (217)
Proceeds from dispositions of property and businesses.........         58     107
                                                                  -------  ------
          Cash Used for Investing Activities..................       (225)   (351)
                                                                  -------  ------

Financing Activities:

Net decrease in debt..........................................       (167)    (24)
Purchases of treasury stock...................................       (218)   (111)
Cash dividends................................................       (145)   (146)
Proceeds from the exercise of stock options...................         15     115
                                                                  -------  ------
          Cash Used for Financing Activities..................       (515)   (166)
                                                                  -------  ------

Cash (Used for) Provided by Continuing Operations.............       (132)      6
                                                                  -------   -----

Cash Used for Discontinued Operations.........................          -     (47)
                                                                  -------  ------
Decrease in Cash..............................................       (132)    (41)
Cash at Beginning of Period...................................        356     103
                                                                  -------  ------
Cash at End of Period.........................................    $   224  $   62
                                                                  =======  ======


                 See Notes to Consolidated Financial Statements.

                      ROCKWELL INTERNATIONAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current presentation.

        It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a year-to-date basis.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value will be either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. In June 1999, the Financial Accounting Standards Board delayed the effective date of SFAS 133 to fiscal year 2001, but early adoption is permitted. When adopted, the Company believes the effect of this standard will not be significant to its results of operations or equity.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is in the process of evaluating the effect of SAB 101 but believes it will not be significant to its financial position, results of operations or equity when adopted at the beginning of fiscal year 2001.

        During the 2000 third quarter, the Company declared a dividend of $0.255 per share payable June 5, 2000 to shareowners of record on May 15, 2000 and also declared its fourth quarter dividend of $0.255 per share payable September 5, 2000 to shareowners of record on August 14, 2000. During the 1999 third quarter, the Company declared its fourth quarter dividend of $0.255 per share payable September 7, 1999.

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

3.      Inventories, net of reserves, are summarized as follows (in millions):

                                                         June 30    September 30
                                                           2000         1999
                                                        --------   -------------

        Finished goods.....................................  $   444     $   415
        Work in process....................................      441         457
        Raw materials, parts, and supplies.................      485         446
                                                             -------     -------
          Total............................................    1,370       1,318
        Adjustment to the carrying value of
          certain inventories to a LIFO basis..............       18          21
                                                             -------     -------

          Inventories, net................................. $ 1,388     $ 1,339
                                                             =======     =======

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. The reconciliation of net income to comprehensive income is as follows (in millions):


                                                 Three Months Ended  Nine Months Ended
                                                       June 30            June 30
                                                 ------------------  ------------------
                                                   2000      1999      2000     1999
                                                 -------    -------  -------  ---------

        Net income............................   $   170    $   150   $  491   $   407
        Other comprehensive loss:
          Net foreign currency translation
           adjustment.........................         1         (2)     (11)      (18)
                                                 -------    -------   ------   -------
        Comprehensive income..................   $   171    $   148   $  480   $   389
                                                 =======    =======   ======   =======

5. In March 2000, the Automation segment acquired Entek IRD International Corporation, a leader in machinery condition monitoring solutions. In April 2000, the Automation segment acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation, a software developer. These acquisitions were accounted for as purchases. Assets acquired and liabilities assumed have been recorded at estimated fair values determined by the Company's management based on information currently available. The results of these businesses have been included in the consolidated statement of operations since the date of acquisition. Pro forma financial information is not presented as the combined effect of these acquisitions was not material to the Company's results of operations or financial position.

6. The Company recorded charges of $597 million in 1998 in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges included $100 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,100 employees and $84 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions were substantially complete at December 31, 1999.

        Total cash expenditures in connection with these actions will approximate $140 million. The Company spent approximately $95 million through June 30, 2000, of which $57 million related to severance and other employee separation costs, and expects to spend an additional $31 million through June 2001. The remaining cash expenditures relate to employee separation costs and lease obligations for vacant facilities. Through June 30, 2000, the workforce has been reduced by approximately 2,700 employees.

        Revenues and results of operations of businesses and product lines which have been exited were not material for the three- or nine-month periods ended June 30, 2000.

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

                       ROCKWELL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8. In February 2000, the Company entered into an interest rate swap contract which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR. The effective rate the Company will pay through October 16, 2000 is 5.42%. The Company entered into this contract to achieve a more balanced mix of fixed and floating rate debt. The Company accounts for interest rate swap contracts by accruing the underlying payments and receipts as an adjustment to interest expense on the underlying notes payable.

9. The sales and results of operations of the Company's reportable segments are summarized as follows (in millions):

                                            Three Months Ended   Nine Months Ended
                                                  June 30            June 30
                                            -------------------  ------------------
                                              2000       1999       2000     1999
                                            --------   --------  --------  --------
        Sales
          Automation....................     $ 1,142   $ 1,134    $ 3,297   $ 3,258
          Avionics & Communications.....         631       619      1,807     1,696
          Other Businesses..............          47        55        160       163
                                             -------   -------    -------    ------

            Total.......................     $ 1,820   $ 1,808    $ 5,264   $ 5,117
                                             =======   =======    =======   =======

        Segment operating earnings
          Automation....................     $   161   $   174    $   505   $   495
          Avionics & Communications.....         118       109        324       295
          Other Businesses..............          (1)        6         10        30
                                             -------   -------    -------   -------
            Total.......................         278       289        839       820

        Goodwill amortization...........         (14)      (11)       (38)      (30)
        General corporate - net.........           6       (24)        (4)      (99)
        (Loss) gain on disposition of
          businesses....................           -         -        (14)       36
        Interest expense................         (18)      (21)       (55)      (64)
        Provision for income taxes......         (82)      (83)      (237)     (236)
                                             -------   -------    -------   -------

        Income from continuing
          operations....................         170       150        491       427

        Loss from discontinued
          operations....................           -         -          -       (20)
                                             -------   -------    -------   -------
        Net income......................      $  170   $   150    $   491   $   407
                                             =======   =======    =======   =======


        Effective April 1, 2000, management changed its method of evaluating segment performance by excluding goodwill amortization and earnings and losses from equity affiliates from segment operating earnings. Management believes the exclusion of these items provides additional insight to the operating performance of the segments. Prior period amounts have been reclassified to conform with the current presentation.

        The loss on disposition of a business in 2000 relates to the sale of an Automation business. The gain on disposition of a business in 1999 relates to the sale of an Avionics & Communications business.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

2000 Third Quarter Compared to 1999 Third Quarter

Sales in the 2000 third quarter of $1.8 billion were slightly higher than the same period a year ago. Income from continuing operations for the 2000 third quarter was $170 million, or 90 cents per diluted share, compared to income from continuing operations of $150 million, or 77 cents per diluted share, for the third quarter of 1999. Earnings per diluted share were up 17 percent over the prior year primarily due to continued strong profitability at each of the core businesses, a lower effective income tax rate and lower weighted average outstanding shares.

Automation

Automation's sales of $1.1 billion increased from last year's third quarter primarily due to increased shipments in Europe, Asia Pacific and Canada which more than offset sluggish markets in the United States and the adverse effect of currency rate fluctuations. Automation's growing software and services business posted a 15 percent sales increase over last year's third quarter and the standard components and power systems businesses also achieved sales growth in the 2000 third quarter. Third quarter operating earnings of $161 million were $13 million less than last year's third quarter primarily due to approximately $15 million of charges associated with ongoing process improvement and productivity initiatives including the rationalization of certain drive systems manufacturing operations and consolidations of European marketing, logistics and warehousing operations. Third quarter 2000 operating earnings were adversely effected by approximately $10 million of foreign currency translation losses primarily associated with the euro exchange rate. Automation's return on sales was 15.4 percent (excluding the $15 million charge) compared to 15.3 percent for last year's third quarter.

Avionics & Communications

Avionics & Communications sales increased $12 million over the same period a year ago to $631 million, with a 29 percent sales increase at business and regional systems and a 21 percent sales increase at aviation services more than offsetting a seven percent sales decline due to expected lower volume at the air transport systems business. Third quarter operating earnings of $118 million were up eight percent from 1999 due to higher volume at the business and regional systems business and improved operating performance at the passenger systems business. Avionics & Communications' return on sales was 18.7 percent in the 2000 third quarter compared to 17.6 percent for the same period a year ago.

Other Businesses

Sales at Rockwell Electronic Commerce and Rockwell Science Center of $47 million were down $8 million in the third quarter of 2000 and operating earnings decreased $7 million due to lower volume, higher international marketing costs, and lower royalty income.

General corporate - net in the third quarter of 2000 was lower than the same period a year ago primarily due to a $28 million gain resulting from the demutualization of Metropolitan Life Insurance Company which was partially offset by $5 million of equity losses related to SourceAlliance.com.

The third quarter 2000 effective income tax rate of 32.5 percent was lower than 1999's third quarter rate of 35.6 percent. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions. These strategies include utilization over the next few years of large foreign tax credit carryforwards, lower state income tax rates, and lower taxes associated with our growing international business due to the rationalization of our European distribution, warehousing and customer support operations.

                       ROCKWELL INTERNATIONAL CORPORATION


Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

Overall, sales were three percent higher in 2000 compared to sales in the same period a year ago. Income from continuing operations for the first nine months of 2000 was $491 million, or $2.56 per diluted share, compared to $427 million, or $2.21 per diluted share, for the first nine months of 1999. Earnings per diluted share were up 16 percent primarily due to higher sales volume, continued strong performance at each of the core businesses, a lower effective income tax rate and lower weighted average outstanding shares.

Automation

Automation's sales increased $39 million primarily due to increases at the software, industrial services and integrated platforms businesses. Automation's operating earnings for the first nine months of 2000 of $505 million were two percent higher than for the same period a year ago. The benefits of manufacturing process improvements, material cost reductions from the Company's Strategic Sourcing Initiative and higher control systems volume more than offset investments in new product development, SourceAlliance.com launch costs and the $15 million charge in the 2000 third quarter. Automation's return on sales increased to 15.3 percent from 15.2 percent a year ago.

Avionics & Communications

Avionics & Communications' sales increased $111 million due to strong increases posted by the government systems and business and regional systems businesses which more than offset the decline at the air transport systems business. Avionics & Communications' operating earnings were $324 million, a ten percent increase over operating earnings of $295 million for the first nine months of 1999. Avionics & Communications return on sales was 17.9 percent compared to
17.4 percent a year ago.

Other Businesses

Sales at Rockwell Electronic Commerce and Rockwell Science Center decreased to $160 million from $163 million a year ago. Operating earnings for Other Businesses were $10 million for the first nine months of 2000 compared to $30 million for the same period a year ago. Operating earnings in 1999 included a $14 million gain resulting from the resolution of an intellectual property matter.

General corporate - net for the first nine months of 2000 includes a gain of $32 million on the sale of real estate in the 2000 second quarter and a $28 million gain resulting from the demutualization of Metropolitan Life Insurance Company in the 2000 third quarter. General corporate - net for the first nine months of 1999 includes charges associated with relocation of the Company's corporate office.

The effective income tax rate for the first nine months of 2000 of 32.6 percent was lower than the 35.6 percent for the same period in 1999. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions. These strategies include utilization over the next few years of large foreign tax credit carryforwards, lower state income tax rates, and lower taxes associated with our growing international business due to the rationalization of our European distribution, warehousing and customer support operations.

Based upon the continued strong profitability at each of the core businesses through the first nine months of 2000 and assuming continuation of current global business conditions and relatively stable currency rates, management continues to expect earnings per share ranging from $3.40 to $3.45 for fiscal 2000.

                       ROCKWELL INTERNATIONAL CORPORATION


FINANCIAL CONDITION

The major uses of cash for the first nine months of 2000 were $207 million for property additions, $145 million for cash dividends paid to shareowners, $76 million for acquisitions of businesses and $218 million for the repurchase of common stock in connection with the Company's stock repurchase programs.

In June 2000, the Board of Directors approved a $250 million stock repurchase program (the "2000 Repurchase Program") to be utilized upon completion of the $250 million stock repurchase program approved in 1999 (the "1999 Repurchase Program"). At June 30, 2000, the Company had approximately $24 million remaining under the 1999 Repurchase Program and $250 million remaining under the 2000 Repurchase Program.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, dividends to shareowners, investments in the In-Flight Network joint venture, acquisitions and the repurchase of common stock in connection with the Company's stock repurchase programs.

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 38 and 39 in Note 18 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at June 30, 2000 there has been no material change to this information.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained in pages 16 and 17 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Management believes that at June 30, 2000, except as discussed below, there has been no material change to this information.

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

         On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. In August 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs, and a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. On February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. The Company and the director-defendants are defending the consolidated action. On December 3, 1999, the court denied the defendants' motion for summary judgment. Trial has been set to commence on November 13, 2000.

Item 2.  Changes in Securities and Use of Proceeds

         On April 7, 2000, the Company issued 3,000 shares of restricted stock to J.P. O'Shaughnessy, a corporate officer, and 7,500 shares of restricted stock to another employee. These shares were issued in accordance with the Rockwell International Corporation 2000 Long-Term Incentives Plan as compensation for future services as employees of the Company. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

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

                       ROCKWELL INTERNATIONAL CORPORATION

PART II. OTHER INFORMATION (Continued)

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 12   -   Computation of Ratio of Earnings to Fixed Charges
                              for the Nine Months Ended June 30, 2000.

             Exhibit 27   -   Financial Data Schedule.

         (b) Reports on Form 8-K during the quarter ended June 30, 2000:

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




Date:   August 11, 2000                    By   W. E. Sanders
      ------------------                        -----------------------------
                                                W. E. Sanders
                                                Vice President and Controller
                                                (Principal Accounting Officer)




Date:   August 11, 2000                    By   W. J. Calise, Jr.
      ------------------                        -----------------------------
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary