Form 10-K405
period 2000-09-30
ROCKWELL INTERNATIONAL CORP
filed 2000-11-22
CIK 1024478

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

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000. COMMISSION FILE NUMBER 1-12383

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on October 31, 2000 was approximately $7.2 billion.

     182,709,077 shares of registrant's Common Stock, par value $1 per share, were outstanding on October 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 7, 2001 is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Rockwell International Corporation (the Company or Rockwell), a Delaware corporation, is a global electronic controls and communications company with leadership positions in industrial automation, avionics and communications and automated call distribution systems. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as a result of a tax-free reorganization completed on December 6, 1996, pursuant to which the Company divested its former Aerospace and Defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spin-off of its automotive component systems business (the Automotive Business) into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor, Inc. (ArvinMeritor). On December 31, 1998, the Company completed the spin-off of its semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). As used herein, the terms the "Company" or "Rockwell" include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to the Company's continuing businesses unless otherwise indicated.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), or in Item 8, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 7, 2001 (the 2001 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

PRODUCTS AND SERVICES

     The Company's business segments are engaged in research and development, manufacture, sale and service of electronic controls and communication products. The Company is organized based upon products and services and has four business segments consisting of Automation, Avionics & Communications, Electronic Commerce and the Science Center.

     The Automation business is a supplier of industrial automation products, systems, software and services focused on helping customers control and power manufacturing processes. Products include controllers, I/O (input/output) systems, drives, sensors, power devices, packaged control products, operator interface devices, software products and services, gear reducers, mounted bearings, power transmission components, network monitoring products and motors. These products are primarily marketed under the Rockwell Automation, Allen-Bradley, Rockwell Software, Dodge, and Reliance Electric brand names. Major markets served include consumer products, food and beverage, transportation, metals, mining, cement, pulp and paper, petroleum, specialty chemicals, pharmaceuticals, electric power, water treatment, infrastructure and semiconductor fabrication.

     The Avionics & Communications business is a supplier of electronic products and systems, service, and support solutions to the commercial aerospace and defense industries. Products include electronic equipment for flight control, cockpit display, navigation, voice and data communications, cockpit management, in-flight cabin management, communications and passenger entertainment, radar, global positioning and other command, control and communications devices marketed primarily under the Rockwell Collins brand name. Major customers include airframe manufacturers, the United States government and most of the world's airlines.

     The Electronic Commerce business is a solutions supplier for companies that interact with their customers over the telephone, the Internet, or both. Products include automatic call distributors, computer telephony integration software, information collection, reporting, queuing and management systems, and call center systems and consulting services. The Science Center business is engaged in the research, development, and manufacture of technologies in electronics, imaging and optics, material and computational sciences, and information technology. Its broad range of initiatives includes contract research, delivery of high-value products and services, as well as licensing of selected technologies. Electronic Commerce has been combined with the Science Center in "Other Businesses."

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings for the three years ended September 30, 2000, is contained under the caption RESULTS OF OPERATIONS in the MD&A on pages 12-14 hereof, and in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

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

GOVERNMENT CONTRACTS

     Approximately ten percent of the Company's sales is derived from United States government contracts, primarily from its Avionics & Communications business. The Avionics & Communications business supplies certain military equipment to the United States government. In addition to normal business risks, companies engaged in supplying military equipment to the United States government are subject to unusual risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in governmental procurement legislation and regulations and other policies which may reflect military and political developments, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, constant necessity for design improvements, intense competition for available United States government business necessitating increases in time and investment for design and development, difficulty of forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry. Changes are customary over the life of United States government contracts, particularly development contracts, and generally result in adjustments of contract prices.

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

     During 2000, the Automation segment acquired Entek IRD International Corporation, a provider of machinery condition monitoring solutions, and acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation, a software developer. The Avionics & Communications segment acquired substantially all of the assets and assumed substantially all of the liabilities of Sony Trans Com Inc., a producer of in-flight entertainment systems for commercial aircraft. The total cost of these acquisitions was $193 million, of which $97 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from five to fifteen years.

     During 1999, the Automation segment acquired Anorad Corporation, U.K.-based EJA Engineering Ltd., substantially all of the assets of Enterprise Technology Group, Inc., a software business, and certain assets, principally intellectual property, of Vancouver-based Dynapro. The Avionics & Communications segment acquired Intertrade Limited and the remaining 50 percent interest in Flight Dynamics. The total cost of these acquisitions was $241 million, of which $214 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from six to thirty years.

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

     The net loss from operations of Semiconductor Systems has been presented on the Company's Consolidated Statement of Operations included in the Financial Statements as Loss from discontinued operations for 1999 and 1998.

     Additional information relating to acquisitions and discontinued operations is contained in the MD&A on page 14-15 hereof, and in Notes 2 and 18 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

GEOGRAPHIC INFORMATION

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, Japan, Mexico, Singapore, Spain, Sweden, Switzerland, The Netherlands and the United Kingdom. In addition to normal business risk, operations outside the United States are subject to other risks including, among other factors, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

     Selected financial information by major geographic area for each of the three years in the period ended September 30, 2000 is contained in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

RESEARCH AND DEVELOPMENT

     In addition to research and development activities conducted by each of the Company's businesses, the Science Center conducts a basic research program to support the strategies of the operating businesses and continues to provide research services to Boeing, ArvinMeritor, Conexant and the United States government. At September 30, 2000, the Company employed approximately 5,200 professional engineers and scientists and 2,600 supporting technical personnel.

EMPLOYEES

     At September 30, 2000, the Company had approximately 41,200 employees, of whom approximately 8,800 were employed outside the United States.

RAW MATERIALS AND SUPPLIES

     Raw materials essential to the conduct of each of the Company's business segments generally are available at competitive prices. Many items of equipment and components used in the production of the Company's products are purchased from others. In addition, the Avionics & Communications business generally subcontracts major portions of systems. Although the Company has a broad base of suppliers and subcontractors, it is dependent upon the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. During 2000, the Company experienced a shortage of certain electronic components and displays which had an adverse effect on its ability to make timely deliveries and resulted in increased material costs. If such a trend were to continue, it could have an adverse effect on the operating results of the Company.

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 16 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements. See also Item 3, LEGAL PROCEEDINGS, on pages 5-7 hereof.

PATENTS, LICENSES AND TRADEMARKS

     Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement have been made against the Company. Management believes that none of these claims will have a material adverse effect on the financial condition of the Company. See Item 3, LEGAL PROCEEDINGS, on pages 5-7 hereof. While in the aggregate the Company's patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company's business.

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

SEASONALITY

     None of the Company's business segments are seasonal.

ITEM 2.  PROPERTIES.

     At September 30, 2000, the Company's businesses operated 87 plants and research and development facilities throughout the United States and in Europe, Africa, Asia Pacific, South America and Canada. These businesses also had approximately 373 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 20.4 million square feet. Of this floor space, approximately 60 percent was owned by the Company and approximately 40 percent was leased. At September 30, 2000, approximately 410,000 square feet of floor space was not in use, most of which was in owned facilities. A summary of floor space of these facilities at September 30, 2000 is as follows:

                                                                  OWNED         LEASED
LOCATION AND SEGMENTS                                           FACILITIES    FACILITIES    TOTAL
---------------------                                           ----------    ----------    -----
                                                                  (IN MILLIONS OF SQUARE FEET)
United States:
  Automation................................................        8.2           3.5       11.7
  Avionics & Communications.................................        2.8           1.3        4.1
  Other Businesses..........................................        0.3           0.2        0.5
Europe:
  Automation................................................        0.5           1.0        1.5
  Avionics & Communications.................................        0.1            --        0.1
South America:
  Automation................................................        0.1           0.5        0.6
  Avionics & Communications.................................         --           0.1        0.1
Canada and other areas:
  Automation................................................        0.4           1.1        1.5
Corporate Offices...........................................         --           0.3        0.3
                                                                   ----          ----       ----
     Total..................................................       12.4           8.0       20.4
                                                                   ====          ====       ====

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

     On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury's award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney's fees but the court refused to consider the matter until appeals from the judgment have been exhausted. Both the plaintiffs and the Company have appealed the judgment, but management believes that an outcome adverse to the Company will not have a material effect on the Company's financial condition.

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

     On August 30, 1999, the court continued the stay pending appeal in that civil action. The Company believes the government's counterclaim is without merit, and believes it is entitled under applicable law and its contract with the DOE to be indemnified for any liability associated with the counterclaim.

     Hanford Nuclear Reservation. On August 6 and August 9, 1990, civil actions were filed in the United States District Court for the Eastern District of Washington against the Company and the present and other former operators of the DOE's Hanford Nuclear Reservation (Hanford), Hanford, Washington. The Company operated part of Hanford for the DOE from 1977 through June 1987. Both actions purport to be brought on behalf of various classes of persons and numerous individual plaintiffs who resided, worked, owned or leased real property, or operated businesses, at or near Hanford or downwind or downriver from Hanford, at any time since 1944. The actions allege the improper handling and disposal of radioactive and other hazardous substances and assert various statutory and common law claims. The relief sought includes unspecified compensatory and punitive damages for personal injuries and for economic losses, and various injunctive and other equitable relief.

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990, and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of October 31, 2000 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

     Russellville. On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March 1989. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court's judgment and directed entry of judgment in the Company's favor on all claims as a matter of law. On November 16, 2000, the Kentucky Supreme Court granted plaintiffs' motion for discretionary review of the Appellate Court ruling.

     On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from the Company's former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision on the imposition of fines and penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court's judgment, a ruling that the Supreme Court of the State of Kentucky has let stand. The Company has been proceeding with remediation and characterization efforts consistent with the trial Court's ruling while it was appealing that ruling.

     Other. In July 1995, a federal grand jury impaneled by the United States District Court for the Central District of California began an investigation into a July 1994 explosion at the Santa Susana Field Laboratory operated by the Company's former Rocketdyne Division in which two scientists were killed and a technician was injured. On April 11, 1996, pursuant to an agreement between the Company and the United States Attorney for the Central District of California, the Company entered a plea of guilty to two counts of unpermitted disposal of hazardous waste and one count of unpermitted storage of hazardous waste, all of which are felony violations of the Resource Conservation and Recovery Act, and paid a fine of $6.5 million to settle potential federal criminal claims arising out of the federal government's investigation. Investigation under other U.S. and California laws continues. While the Company has no information on the status of these investigations, further civil sanctions could be imposed on the current owner of the facility, Boeing, for which the Company would be required to indemnify Boeing.

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

     On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. On August 7, 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs. On August 22, 1996, a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. A Second Amended Consolidated Complaint was filed in the Orange County action of November 27, 1996. Subsequently, on February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. The Company and the director-defendants are defending the consolidated action. On December 3, 1999, the court denied the defendant's motion for summary judgment. Trial has been set to commence on November 27, 2000.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and government contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2000 are as follows:

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT    AGE
-------------------------------------------------------------------    ---
DON H. DAVIS, JR. -- Chairman of the Board of Rockwell since
  February 1998 and Chief Executive Officer since October 1997;
  President and Chief Operating Officer of Rockwell prior
  thereto.......................................................       60
PATRICK E. ALLEN -- Vice President and Treasurer of Rockwell since
  June 2000; Vice President, Financial Planning & Analysis of
  Rockwell from June 1999 to June 2000; Assistant Controller of
  Rockwell from August 1997 to June 1999; Director, External
  Financial Reports of Rockwell from October 1996 to August 1997;
  Manager, External Financial Reports of Rockwell prior thereto...     36
W. MICHAEL BARNES -- Senior Vice President, Finance & Planning and
  Chief Financial Officer of Rockwell...........................       58
WILLIAM J. CALISE, JR. -- Senior Vice President, General Counsel
  and Secretary of Rockwell.....................................       62
JOHN D. COHN -- Senior Vice President, Marketing and Communications
  of Rockwell since July 1999; Vice President -- Global Strategy
  Development of Rockwell Collins from February 1997 to June 1999;
  Director, Global Business Development and Strategic Planning of
  Rockwell Collins from November 1996 to February 1997; Regional
  Director -- Europe and Africa of Rockwell Collins prior
  thereto.......................................................       46
MICHAEL G. COLE -- Vice President & Chief Information Officer of
  Rockwell since September 2000; Vice President, Corporate
  Information Systems of Rockwell from July 1999 to September 2000;
  Director -- Information Systems of Rockwell prior thereto.....       52
STEVEN S. GARDNER -- Vice President and General Tax Counsel of
  Rockwell since March 1998; Associate General Tax Counsel of
  Rockwell from October 1997 to March 1998; European Tax Counsel of
  Rockwell from January 1996 to October 1997; European Area Tax
  Counsel of Dow Corning (silicone products) prior thereto......       45
JAMES E. HART -- Vice President, Strategic Sourcing & Chief
  Procurement Officer of Rockwell since April 1999; Vice President and Program Manager, Strategic Sourcing Initiative of Rockwell
  from November 1998 to April 1999; Vice President, Finance,
  Materials and Business Planning of Rockwell Automation, Control
  and Information Group prior thereto...........................       51
CLAYTON M. JONES -- Senior Vice President of Rockwell and
  President, Rockwell Collins since January 1999; Executive Vice
  President of Rockwell Collins from November 1996 to January 1999;
  Vice President and General Manager of Rockwell Collins Air
  Transport Division prior thereto..............................       51
KEITH D. NOSBUSCH -- Senior Vice President of Rockwell and
  President, Rockwell Automation Control Systems since November
  1998; Senior Vice President -- Automation Control and Information
  Group of Rockwell Automation from February 1996 to November 1998;
  Vice President -- Control Logic Business of Rockwell Automation
  prior thereto.................................................       49

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT    AGE
-------------------------------------------------------------------    ---
GEORGE C. ODDEN -- Vice President, Corporate Development of
  Rockwell since June 1999; Director, Mergers and Acquisitions of
  Warburg Dillon Read LLC (investment banking) from April 1999 to
  June 1999; Associate Director, Warburg Dillon Read LLC from
  September 1997 to April 1999; Associate, Warburg Dillon Read LLC
  prior thereto.................................................       35
JAMES P. O'SHAUGHNESSY -- Vice President & Chief Intellectual
  Property Counsel of Rockwell since May 1996; partner of Foley &
  Lardner (law firm) prior thereto..............................       53
WILLIAM E. SANDERS -- Vice President & Controller of Rockwell since
  August 1997; Assistant Controller of Rockwell from October 1996 to August 1997; Accounting Executive, Financial Reports of
  Rockwell prior thereto........................................       48
WILLIAM A. SANTE, II -- General Auditor of Rockwell.............       57
ALFRED J. SPIGARELLI -- Vice President -- Benefits & Administrative
  Services of Rockwell since July 1999; Vice President,
  Compensation and Benefits of Rockwell from February 1997 to July
  1999; Director, Corporate Benefits Administration of Rockwell
  prior thereto.................................................       60
JOHN R. STOCKER -- Vice President, Law of Rockwell..............       59
JOEL R. STONE -- Senior Vice President, Human Resources of Rockwell
  since December 1996; Vice President, Compensation & Benefits of
  Rockwell prior thereto........................................       56
JOSEPH D. SWANN -- Vice President of Rockwell and President,
  Rockwell Automation Power Systems since June 1998; Senior Vice
  President and General Manager -- Dodge Mechanical Group of
  Rockwell Automation prior thereto.............................       59

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

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's Common Stock is traded is the New York Stock Exchange. The Company's Common Stock is also traded on the Pacific and London Stock Exchanges. On October 31, 2000, there were 49,529 shareowners of record of the Company's Common Stock.

     The following table sets forth the high and low trading price of the Company's Common Stock on the New York Stock Exchange -- Composite Transactions reporting system during each quarter of the Company's fiscal years ended September 30, 2000 and 1999:

                                                              2000                  1999
                                                         ---------------       --------------
FISCAL QUARTERS                                          HIGH       LOW        HIGH       LOW
---------------                                          ----       ----       ----       ---
First................................................    54 1/16    45         52 5/16    32 1/8
Second...............................................    51 15/16   38 3/8     49 7/16    39 15/16
Third................................................    44 5/8     31 1/2     63 9/16    41 1/4
Fourth...............................................    41 1/16    28 1/8     64 15/16   48 7/8

     On December 6, 1996, each Rockwell shareowner became entitled to receive .042 share (presently .084 share) of Boeing common stock for each share of
Rockwell Common Stock or Class A Common Stock owned. On September 30, 1997, each Rockwell shareowner received one-third of a share of Meritor common stock for each share of Rockwell Common Stock owned. On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor. Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive three-quarters of a share of ArvinMeritor common stock. As a result, the one-third of a share of Meritor common stock received by Rockwell shareowners on September 30, 1997 now represents one-quarter of a share of ArvinMeritor common stock. On December 31, 1998, each Rockwell shareowner received one-half of a share (presently one share) of Conexant common stock for each share of Rockwell Common Stock owned. At September 30, 2000, such fractional or whole shares of Boeing, ArvinMeritor and Conexant common stock per Rockwell share had values of $5.42, $3.67 and $41.88, respectively. Rockwell's current stock price does not reflect the value of the Boeing, ArvinMeritor and Conexant fractional shares.

     During the year ended September 30, 2000, the Company repurchased, through open-market purchases, approximately eight million shares of Common Stock.

     The following table sets forth the aggregate quarterly cash dividends per common share (comprised of the Common Stock and, until February 23, 1997, the date of its automatic conversion to Common Stock, Class A Common Stock) during each of the Company's five fiscal years ended September 30, 2000:

                                                              CASH DIVIDENDS PER
FISCAL YEAR                                                    COMMON SHARE(1)
-----------                                                   ------------------
2000........................................................        $1.02
1999........................................................         1.02
1998........................................................         1.02
1997........................................................         1.16
1996........................................................         1.16

---------------

(1) Upon the spin-off of Meritor on September 30, 1997, the Company's annual $1.16 per share dividend was set at $1.02 for Rockwell and 14 cents for Meritor. Per share dividend amounts indicated do not include dividends paid on the fractional shares of Boeing and Meritor received on December 6, 1996 and September 30, 1997, respectively, by Rockwell shareowners.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The data should be read in conjunction with the MD&A and the Financial Statements. The statement of operations data for the five years ended September 30, 2000 and the related balance sheet data have been derived from the audited consolidated financial statements of the Company.

                                                           YEAR ENDED SEPTEMBER 30(a)
                                                -------------------------------------------------
                                                 2000      1999     1998(b)    1997(c)    1996(d)
                                                ------    ------    -------    -------    -------
                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales.........................................  $7,151    $7,043    $6,752     $6,370     $5,784
Interest expense..............................      73        84        58         27         22
Income (loss) from continuing operations
  before accounting change....................     636       579      (108)       432        363
Earnings (loss) per share from continuing
  operations before accounting change:
  Basic.......................................    3.38      3.05     (0.54)      2.01       1.66
  Diluted.....................................    3.35      3.00     (0.54)      1.98       1.65
Cash dividends per share......................    1.02      1.02      1.02       1.16       1.16
BALANCE SHEET DATA: (at end of year)
Total assets..................................  $6,390    $6,544    $7,076     $7,547     $8,460
Long-term debt................................     924       911       908        156        156
Shareowners' equity...........................   2,669     2,540     3,151      4,716      4,166

---------------

(a) During 2000, the Company changed its method of determining the cost of certain Automation inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change to the FIFO method has been retroactively applied by restating the accompanying consolidated financial statements. The effect of this change is summarized as follows (in millions, except per share data):

                                                            1999     1998      1997      1996
                                                           ------    -----    ------    ------
    STATEMENT OF OPERATIONS DATA:
    Income (loss) from continuing operations before
      accounting change..................................  $   (3)   $   1    $   (5)   $   (1)
    Earnings (loss) per share from continuing operations
      before accounting change:
      Basic..............................................   (0.01)    0.01     (0.03)    (0.01)
      Diluted............................................   (0.01)    0.01     (0.03)       --
    BALANCE SHEET DATA: (at end of year)
    Total assets.........................................     (97)     (94)      (95)      (90)
    Shareowners' equity..................................     (97)     (94)      (95)      (90)

(b) Includes pre-tax charges of $597 million ($508 million after tax, or $2.57 per diluted share) for costs associated with asset impairments and a comprehensive restructuring program and $103 million ($63 million after tax, or 31 cents per diluted share) relating to the write-off of purchased research and development in connection with an acquisition.

(c) Includes a charge of $23 million (before and after tax, or 11 cents per diluted share), relating to the write-off of purchased research and development in connection with an acquisition.

(d) Includes a pre-tax charge of $76 million ($47 million after tax, or 22 cents per diluted share) related to restructuring actions and a tax credit of $65 million, or 29 cents per diluted share, related to the settlement of research and experimentation tax credit refund claims for years prior to 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  Summary of Results of Operations

                                                                      YEAR ENDED
                                                                   SEPTEMBER 30(b)
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN MILLIONS)
SALES:
  Automation................................................  $4,419    $4,411    $4,546
  Avionics & Communications.................................   2,515     2,395     1,980
  Other Businesses..........................................     217       237       226
                                                              ------    ------    ------
     Total..................................................  $7,151    $7,043    $6,752
                                                              ======    ======    ======
SEGMENT OPERATING EARNINGS(a):
  Automation................................................  $  667    $  660    $  639
  Avionics & Communications.................................     447       414       270
  Other Businesses..........................................      (9)       30        13
                                                              ------    ------    ------
     Total..................................................   1,105     1,104       922
Goodwill amortization.......................................     (50)      (41)      (47)
General corporate -- net....................................     (25)     (161)      (91)
(Loss) gain on disposition of businesses....................     (14)       68        --
Interest expense............................................     (73)      (84)      (58)
Special charges.............................................      --        --      (597)
Purchased research and development..........................      --        --      (103)
                                                              ------    ------    ------
Income from continuing operations before income taxes and
  accounting change.........................................     943       886        26
Provision for income taxes..................................    (307)     (307)     (134)
                                                              ------    ------    ------
Income (loss) from continuing operations before accounting
  change....................................................  $  636    $  579    $ (108)
                                                              ======    ======    ======

---------------

(a) Information with respect to the composition of segment operating earnings is contained in Note 17 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

(b) In 2000, the Company changed its method of determining the cost of certain Automation inventories from the LIFO method to the FIFO method. For additional information regarding this change, see Item 6, SELECTED FINANCIAL DATA on Page 11 hereof and Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

  2000 Compared to 1999

     Sales increased to $7.2 billion in 2000 from $7.0 billion in 1999, primarily due to continued growth at Rockwell Collins. The composition of sales was as follows (in billions):

                                                              2000    1999
                                                              ----    ----
U.S. Commercial.............................................  $4.0    $4.1
International...............................................   2.5     2.2
U.S. Government.............................................   0.7     0.7
                                                              ----    ----
     Total..................................................  $7.2    $7.0
                                                              ====    ====

     Earnings per share in 2000 of $3.35 were up 12 percent over comparable 1999 earnings of $3.00. The related income increased $57 million to $636 million from $579 million. Earnings per share for 2000 reflect the benefits of the Company's stock repurchase program and a lower effective income tax rate.

     Automation's sales of $4.4 billion in 2000 were slightly higher than 1999 despite continued sluggish North American markets, particularly automotive related spending projects, a weaker euro and lower volume at the motors business. The increase in sales attributable to businesses acquired in 2000 was more than offset by the absence of sales from the North American Transformer business disposed of during the fourth quarter of 1999. Automation achieved record operating earnings of $667 million in 2000, driven by the benefits from manufacturing process improvements and material cost reductions which more than offset investments in new product development and material cost increases resulting from certain part shortages. Operating earnings in 2000 included approximately $15 million of charges associated with ongoing process improvement and productivity initiatives. Operating earnings as a percent of sales was 15.1 percent in 2000 compared to 15.0 percent in 1999.

     Avionics & Communications achieved both record sales and operating earnings in 2000. Sales increased $120 million during 2000 to $2.5 billion from $2.4 billion in 1999. The business and regional systems, passenger systems, government systems and aviation services businesses all posted sales increases in 2000, including approximately $20 million of sales attributable to the Sony Trans Com acquisition. The sales increases at those businesses more than offset the expected decline at the air transport systems business which resulted from a decrease in new aircraft production in the commercial air transport market. Avionics & Communications' sales have increased nearly 30 percent since 1998. Avionics & Communications also achieved record operating earnings of $447 million in 2000, an increase of $33 million over 1999's operating earnings of $414 million. The increased operating earnings was primarily attributable to higher sales at the business and regional systems business. Operating earnings as a percent of sales was 17.8 percent in 2000 compared to 17.3 percent in 1999.

     Sales for Rockwell Electronic Commerce and the Science Center, which are combined in Other Businesses, were down $20 million to $217 million in 2000 from $237 million in 1999 due to lower sales at Rockwell Electronic Commerce. Rockwell Electronic Commerce and the Science Center experienced an operating loss of $9 million in 2000, compared to operating earnings of $30 million in 1999. The results for 2000 include approximately $10 million of charges associated with the realignment at Rockwell Electronic Commerce, which was aimed at sharpening market focus, responding better to customer needs and optimizing operating performance. Operating earnings in 1999 included a $14 million gain resulting from the resolution of an intellectual property matter.

     General corporate-net in 2000 included a gain of $32 million on the sale of real estate in Colorado Springs, Colorado and a $28 million gain resulting from the demutualization of Metropolitan Life Insurance Company. Corporate expenses in 2000 included $11 million related to strategic investments in SourceAlliance.com and the In-Flight Network joint venture with News Corporation. General corporate-net in 1999 included charges of approximately $37 million for costs incurred in connection with the Company's relocation of its corporate office and a $29 million loss associated with the write-off of its investment in Goss Graphics Systems, Inc. preferred stock.

  1999 Compared to 1998

     Sales increased four percent in 1999 to $7.0 billion from $6.8 billion in 1998 due to strong growth at Rockwell Collins. The composition of sales was as follows (in billions):

                                                              1999    1998
                                                              ----    ----
U.S. Commercial.............................................  $4.1    $4.1
International...............................................   2.2     2.1
U.S. Government.............................................   0.7     0.6
                                                              ----    ----
     Total..................................................  $7.0    $6.8
                                                              ====    ====

     Earnings per share from continuing operations in 1999 of $3.00 were up 29 percent over comparable 1998 earnings (before special items) of $2.34. The related income increased $116 million to $579 million from $463 million in 1998.

     Automation's sales of $4.4 billion in 1999 were down three percent from 1998 due to a $130 million sales decline at the motors business. Despite sluggish markets, Automation posted operating earnings of $660 million in 1999. Automation's higher operating performance was driven by significant improvements in manufacturing processes and material cost reductions, which more than offset investments in new product development and launch costs. Operating earnings in 1999 also included a $9 million charge related to the consolidation of the power systems businesses. Operating results for 1998 included a $16 million gain related to the favorable resolution of certain environmental matters with Exxon Corporation. Operating earnings as a percent of sales were 15.0 percent in 1999, compared to 14.1 percent in 1998.

     Avionics & Communications achieved a 21 percent increase in sales during 1999 to $2.4 billion from $2.0 billion in 1998. All of Rockwell Collins' businesses, passenger systems, government systems, air transport and business and regional systems, posted sales increases in 1999. Rockwell Collins also generated a 34 percent increase in customer service and support revenue in 1999. Rockwell Collins' operating earnings in 1999 of $414 million were up 36 percent from 1998 operating earnings of $305 million, excluding a $35 million charge in 1998 for the estimated loss on a government systems contract. Higher operating earnings in 1999 were driven by outstanding performance at the air transport and business and regional systems businesses. Operating earnings as a percent of sales in 1999 were 17.3 percent compared to 15.4 percent in 1998 (excluding the $35 million contract charge).

     Sales for Rockwell Electronic Commerce and the Science Center increased five percent in 1999 to $237 million. Operating earnings in 1999 of $30 million included approximately $14 million resulting from the favorable resolution of an intellectual property matter.

     The increase in general corporate expenses in 1999 was due to charges of approximately $37 million for costs incurred in connection with the Company's relocation of its corporate office and a $29 million loss associated with the write-off of its investment in Goss Graphics Systems, Inc. preferred stock.

     The special charges in 1998 related to the business segments are as follows: Automation, $488 million; Avionics & Communications, $88 million; Other Businesses, $11 million; and Corporate, $10 million.

     On December 31, 1998, the Company completed the spin-off of Semiconductor Systems into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Conexant to the Company's shareowners on a pro-rata basis.

ACQUISITIONS

     The Company completed three acquisitions during 2000 that complement the Company's product offerings and strengthen its technologies. The total cost of these acquisitions was $193 million, of which $97 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from five to fifteen years.

     Rockwell Automation acquired Entek IRD International Corporation (Entek) and acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation (SMC). Entek is a provider of machinery condition monitoring solutions and its acquisition will increase Rockwell's ability to provide value-added services that reduce customers' downtime and maintenance costs at their manufacturing facilities. SMC is a developer of shop floor scheduling, simulation and modeling software. The acquisition of SMC will help Rockwell Automation round out its Manufacturing BusinessWare strategy by adding additional capabilities.

     Rockwell Collins acquired substantially all of the assets and assumed substantially all of the liabilities of Sony Trans Com Inc. (STCI), a producer of in-flight entertainment (IFE) systems for commercial aircraft. The acquisition of STCI, which is now part of Rockwell Collins Passenger Systems, will allow Rockwell Collins to tailor IFE systems for airlines' wide-body and narrow-body fleets. The combined businesses are expected to generate revenues in excess of $500 million in 2001.

     In October 2000, Rockwell Collins entered into an agreement to acquire K-Systems Inc., the parent of Kaiser Aerospace and Electronics Corp. (KAEC). KAEC is a leading supplier of cockpit display solutions for tactical aircraft, optical technologies for instrumentation and communication and specialized aircraft products for the defense and aerospace industry. The purchase price is about $300 million and the acquisition should significantly strengthen the core capabilities of Rockwell Collins. The transaction is expected to close in the first quarter of 2001. The Company intends to finance the acquisition through short-term borrowings.

INCOME TAXES

     The Company's effective income tax rate declined to 32.6 percent in 2000 from 34.6 percent in 1999. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions. These strategies include utilization over the next few years of foreign tax credit carryforwards, lower state income tax rates, and lower taxes associated with the Company's growing international business due to the rationalization of our European distribution, warehousing and customer support operations. In addition, the effective income tax rate in 2000 and future years will benefit from the conversion of the Rockwell Salaried Retirement Savings Plan to a tax-advantaged employee stock ownership plan. Management believes the Company's effective income tax rate will continue to benefit in 2001 and beyond from ongoing tax planning initiatives.

BENEFIT PLANS

     The excess of pension assets over pension liabilities increased to $427 million at September 30, 2000, from $270 million in 1999 due to a higher discount rate and continued strong investment returns. Assets in the pension plans amounted to approximately $3.2 billion at September 30, 2000.

OUTLOOK FOR 2001

     Management continues to expect earnings per share for 2001 to be in the range of $3.10 to $3.20. Management has seen some improvement in automation markets and now expects first quarter 2001 results to be somewhat better than previous guidance of 65 cents per share. Expectations for 2001 include 20 cents of dilution related to investments in joint ventures and acquisitions and 7 cents of dilution related to foreign currency exchange rates.

FINANCIAL CONDITION

     Rockwell's strong cash flow and excellent financial condition provides substantial flexibility for acquisitions and investments in new product development and technologies. Cash generated by operations of $926 million in 2000 was about the same as 1999. Free cash flow in 2000 was $659 million, an increase of $65 million over the $594 million of free cash flow in 1999. The higher cash generation in 2000 was primarily driven by higher earnings and lower capital expenditures. The Company defines free cash flow, an internal performance measurement, as cash provided by operating activities, including proceeds from dispositions of property and reduced by capital expenditures. The Company's definition of free cash flow may be different from definitions used by other companies. Management expects free cash flow in 2001 to approximate $500 million.

     Cash used for investing activities was $449 million in 2000 compared to $420 million in 1999. Capital expenditures in 2000 were $315 million and consisted primarily of investments in facilities, machinery and equipment, and integrated, enterprise-wide information systems to facilitate growth and increase operating efficiencies. In addition, the Company used $193 million for the acquisition of three new businesses in 2000. Capital expenditures in 2001 are expected to be somewhat higher than in 2000.

     The Company continues to invest heavily in research and new product development. Investments totaled $474 million in 2000, up 12 percent from $422 million in 1999. New product development at Rockwell Collins was up 15 percent over 1999 primarily due to higher investment at the business and regional systems business. The Company expects this level of product development to continue in 2001.

     In addition to internally-generated cash, the Company has access to existing financing sources, including the public debt markets and from the approximately $1.2 billion of unsecured credit facilities with various banks. The Company's debt-to-total-capital ratio at September 30, 2000 was 26 percent compared to 30 percent at September 30, 1999.

     During 2000, the Company completed the $250 million stock repurchase program initiated in 1999 and the Board of Directors approved an additional $250 million stock repurchase program. The Company spent approximately $325 million to purchase approximately eight million shares during 2000 in connection with these programs. At September 30, 2000, there was approximately $167 million remaining on its current $250 million stock repurchase program.

     Cash dividends to shareowners were $192 million, or $1.02 per share, in 2000, compared to $194 million, or $1.02 per share, in 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. The exposure to these risks is managed through a combination of normal operating and financing activities and derivative financial instruments in the form of interest rate swap contracts and foreign currency forward exchange contracts.

  Interest Rate Risk

     In addition to using cash provided by normal operating activities, the Company utilizes a combination of short-term and long-term debt to finance operations. The Company is exposed to interest rate risk on certain of these debt obligations.

     The Company had short-term debt obligations consisting of commercial paper and bank borrowings with carrying values of $15 million and $187 million at September 30, 2000 and 1999, respectively. The Company's results of operations are affected by changes in market interest rates on these short-term obligations. If market interest rates would have averaged 10 percent higher than actual levels in either 2000 or 1999, the effect on the Company's results of operations would not have been material. The fair values of these obligations approximated their carrying values at September 30, 2000 and 1999, and would not have been materially affected by changes in market interest rates.

     At September 30, 2000 and 1999, the Company had outstanding fixed rate long-term debt obligations with carrying values of $925 million and $913 million, respectively. The fair value of this debt was $843 million and $836 million at September 30, 2000 and 1999, respectively. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company's results of operations or shareowners' equity.

     In February 2000, the Company entered into an interest rate swap contract (the Swap) which effectively converted certain fixed rate debt to floating rate debt. On October 24, 2000, the Swap was terminated at a net gain of $16 million. The gain will be amortized as a reduction of interest expense over the remaining term of the Company's 6.15% notes, payable in 2008.

  Foreign Currency Risk

     The Company is a global electronic controls and communications company and conducts a significant portion of its business activities outside the United States in currencies other than the United States dollar. The Company enters into foreign currency forward exchange contracts (contracts) in the ordinary course of business to protect itself from adverse currency rate fluctuations on firm foreign currency transactions. In addition, the Company enters into contracts to conservatively hedge certain forecasted foreign currency transactions. These contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. Effective July 1, 2000, the Company accounts for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to record all derivatives on the balance sheet at fair value regardless of the purpose or intent for holding them. Derivatives that are not hedges are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

     At September 30, 2000 and 1999, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $992 million and $708 million, respectively, primarily consisting of contracts to exchange the euro, pound sterling, Canadian dollar, Australian dollar and Swiss franc. Notional amounts are stated in the U.S. dollar equivalents at spot exchange rates at the respective dates. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to the financial condition, results of operations or shareowners' equity of the Company.

CAUTIONARY STATEMENT

     This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes," "estimates," "expect(s)," "could," "likely," "anticipates," "will," "intends" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEET
                                 (in millions)

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                           ASSETS
CURRENT ASSETS
Cash (includes time deposits and certificates of deposit:
  2000, $33; 1999, $260)....................................  $   190    $   356
Receivables (less allowance for doubtful accounts: 2000,
  $48; 1999, $56)...........................................    1,250      1,294
Inventories.................................................    1,266      1,176
Deferred income taxes.......................................      276        364
Other current assets........................................      224        229
                                                              -------    -------
     Total current assets...................................    3,206      3,419
                                                              -------    -------
PROPERTY, NET...............................................    1,616      1,581
                                                              -------    -------
INTANGIBLE ASSETS, NET......................................    1,403      1,390
                                                              -------    -------
OTHER ASSETS................................................      165        154
                                                              -------    -------
     TOTAL..................................................  $ 6,390    $ 6,544
                                                              =======    =======
            LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $    16    $   189
Accounts payable............................................      806        843
Compensation and benefits...................................      389        469
Income taxes payable........................................      121         91
Other current liabilities...................................      488        516
                                                              -------    -------
     Total current liabilities..............................    1,820      2,108
                                                              -------    -------
LONG-TERM DEBT..............................................      924        911
                                                              -------    -------
RETIREMENT BENEFITS.........................................      620        653
                                                              -------    -------
OTHER LIABILITIES...........................................      357        332
                                                              -------    -------
SHAREOWNERS' EQUITY
Common stock (shares issued: 216.4).........................      216        216
Additional paid-in capital..................................      967        960
Retained earnings...........................................    3,363      2,937
Accumulated other comprehensive loss........................     (166)      (153)
Restricted stock compensation...............................       (2)        --
Common stock in treasury, at cost (shares held: 2000, 32.9;
  1999, 25.5)...............................................   (1,709)    (1,420)
                                                              -------    -------
     Total shareowners' equity..............................    2,669      2,540
                                                              -------    -------
     TOTAL..................................................  $ 6,390    $ 6,544
                                                              =======    =======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
REVENUES:
Sales.......................................................  $7,151    $7,043    $6,752
Other income, net...........................................      69       112        88
                                                              ------    ------    ------
Total revenues..............................................   7,220     7,155     6,840
                                                              ------    ------    ------
COSTS AND EXPENSES:
Cost of sales (Note 19).....................................   4,916     4,915     5,205
Selling, general and administrative (Note 19)...............   1,288     1,270     1,448
Purchased research and development (Note 2).................      --        --       103
Interest....................................................      73        84        58
                                                              ------    ------    ------
Total costs and expenses....................................   6,277     6,269     6,814
                                                              ------    ------    ------
Income from continuing operations before income taxes and
  accounting change.........................................     943       886        26
Income tax provision........................................     307       307       134
                                                              ------    ------    ------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE ACCOUNTING
  CHANGE....................................................     636       579      (108)
Loss from discontinued operations...........................      --       (20)     (301)
Cumulative effect of accounting change......................      --        --       (17)
                                                              ------    ------    ------
NET INCOME (LOSS)...........................................  $  636    $  559    $ (426)
                                                              ======    ======    ======
BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations before accounting change............  $ 3.38    $ 3.05    $(0.54)
  Discontinued operations...................................      --     (0.11)    (1.52)
  Cumulative effect of accounting change....................      --        --     (0.09)
                                                              ------    ------    ------
  Net income (loss).........................................  $ 3.38    $ 2.94    $(2.15)
                                                              ======    ======    ======
DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations before accounting change............  $ 3.35    $ 3.00    $(0.54)
  Discontinued operations...................................      --     (0.11)    (1.52)
  Cumulative effect of accounting change....................      --        --     (0.09)
                                                              ------    ------    ------
  Net income (loss).........................................  $ 3.35    $ 2.89    $(2.15)
                                                              ======    ======    ======
AVERAGE OUTSTANDING SHARES:
  Basic.....................................................   187.8     190.5     197.9
                                                              ======    ======    ======
  Diluted...................................................   189.9     193.6     197.9
                                                              ======    ======    ======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
Income (loss) from continuing operations before accounting
  change....................................................  $ 636     $ 579     $(108)
Adjustments to arrive at cash provided by operating
  activities:
  Depreciation..............................................    276       258       227
  Amortization of intangible assets.........................     93        79        79
  Deferred income taxes.....................................    166        11       (44)
  Retirement benefit expense, net of contributions..........    (22)      (11)       33
  Net gain on dispositions of property and businesses (Note
     13)....................................................    (15)      (68)      (15)
  Loss on investment (Note 13)..............................     --        29        --
  Special charges (Note 19).................................     --        --       597
  Purchased research and development (Note 2)...............     --        --       103
  Changes in assets and liabilities, excluding effects of
     acquisitions, divestitures, and foreign currency
     adjustments:
     Receivables............................................      4       (77)     (126)
     Inventories............................................    (69)      (21)      (37)
     Accounts payable.......................................    (33)       97        79
     Income taxes...........................................     66        26       (76)
     Compensation and benefits..............................    (80)      (75)       34
     Other assets and liabilities...........................    (96)      104       (23)
                                                              -----     -----     -----
     CASH PROVIDED BY OPERATING ACTIVITIES..................    926       931       723
                                                              -----     -----     -----
INVESTING ACTIVITIES
Property additions..........................................   (315)     (377)     (408)
Acquisitions of businesses, net of cash acquired............   (193)     (241)     (158)
Proceeds from the dispositions of property and businesses...     59       198       101
                                                              -----     -----     -----
     CASH USED FOR INVESTING ACTIVITIES.....................   (449)     (420)     (465)
                                                              -----     -----     -----
FINANCING ACTIVITIES
(Decrease) increase in short-term borrowings................   (173)       21       107
Payments of long-term debt..................................     --        --        (3)
Long-term borrowings........................................     --        --       751
                                                              -----     -----     -----
  Net (decrease) increase in debt...........................   (173)       21       855
Purchases of treasury stock.................................   (325)     (172)     (980)
Cash dividends..............................................   (192)     (194)     (202)
Proceeds from the exercise of stock options.................     20       125        75
                                                              -----     -----     -----
     CASH USED FOR FINANCING ACTIVITIES.....................   (670)     (220)     (252)
                                                              -----     -----     -----
Effect of exchange rate changes on cash.....................     27         9        --
                                                              -----     -----     -----
CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS...........   (166)      300         6
Cash Used for Discontinued Operations.......................     --       (47)     (172)
                                                              -----     -----     -----
(DECREASE) INCREASE IN CASH.................................   (166)      253      (166)
CASH AT BEGINNING OF YEAR...................................    356       103       269
                                                              -----     -----     -----
CASH AT END OF YEAR.........................................  $ 190     $ 356     $ 103
                                                              =====     =====     =====

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
COMMON STOCK (no shares issued during years)................  $   216    $   216    $   216
                                                              -------    -------    -------
ADDITIONAL PAID-IN CAPITAL
Beginning balance...........................................      960        923        901
Shares issued under incentive plans.........................        7         37         22
                                                              -------    -------    -------
Ending balance..............................................      967        960        923
                                                              -------    -------    -------
RETAINED EARNINGS
Beginning balance...........................................    2,937      3,603      4,314
Net income (loss)...........................................      636        559       (426)
Cash dividends (per share: $1.02)...........................     (192)      (194)      (202)
Shares issued under incentive plans.........................      (18)      (118)       (83)
Spin-off of Conexant (Note 18)..............................       --       (913)        --
                                                              -------    -------    -------
Ending balance..............................................    3,363      2,937      3,603
                                                              -------    -------    -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance...........................................     (153)      (135)      (103)
Other comprehensive loss....................................      (13)       (18)       (32)
                                                              -------    -------    -------
Ending balance..............................................     (166)      (153)      (135)
                                                              -------    -------    -------
RESTRICTED STOCK COMPENSATION
Beginning balance...........................................       --         --         --
Restricted stock grants.....................................       (2)        --         --
                                                              -------    -------    -------
Ending balance..............................................       (2)        --         --
                                                              -------    -------    -------
TREASURY STOCK
Beginning balance...........................................   (1,420)    (1,456)      (612)
Purchases...................................................     (325)      (172)      (980)
Shares issued under incentive plans.........................       36        208        136
                                                              -------    -------    -------
Ending balance..............................................   (1,709)    (1,420)    (1,456)
                                                              -------    -------    -------
TOTAL SHAREOWNERS' EQUITY...................................  $ 2,669    $ 2,540    $ 3,151
                                                              =======    =======    =======

                See notes to consolidated financial statements.

             CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                              2000     1999      1998
                                                              -----    -----    ------
Net income (loss)...........................................  $636     $559     $(426)
Other comprehensive loss:
  Unrealized gains on cash flow hedges (net of tax of $6)...    12       --        --
  Currency translation adjustments (net of tax benefit of
     $0, $(3), and $(2))....................................   (29)     (16)      (30)
  Pension adjustments (net of tax expense (benefit) of $2,
     $(1) and $(1)).........................................     4       (2)       (2)
                                                              ----     ----     -----
Other comprehensive loss....................................   (13)     (18)      (32)
                                                              ----     ----     -----
Comprehensive income (loss).................................  $623     $541     $(458)
                                                              ====     ====     =====

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

  Inventories

     Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or average methods. Market is determined on the basis of estimated realizable values.

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

     Goodwill is amortized using the straight-line method over periods generally ranging from ten to forty years. Trademarks, patents, product technology, and other intangibles are amortized on a straight-line basis over their estimated useful lives, generally ranging from five to forty years.

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

  Derivative Financial Instruments

     The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. Foreign currency forward exchange contracts are used to hedge changes in the amount of future cash flows associated with intercompany transactions generally forecasted to occur within one year (cash flow hedges) and changes in fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Interest rate swap contracts are used to manage the balance of fixed and floating rate debt. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries. Effective July 1, 2000, the Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133).

  Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation expense resulting from grants of restricted stock is recognized generally during the period the service is performed.

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

  New Accounting Standards

     Effective July 1, 2000, the Company adopted SFAS 133. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value regardless of the purpose or intent for holding them. Derivatives that are not hedges are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The effect of adopting SFAS 133 was not material to the Company's financial position, results of operations or shareowners' equity.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). The Company will adopt SAB 101 effective October 1, 2000 and believes the effect of adoption will not be material to its results of operations or shareowners' equity.

  Accounting Changes

     During 2000, the Company changed its method of determining the cost of certain inventories from the last-in, first-out (LIFO) method to the FIFO method. As a result of operating efficiencies and cost reductions, the Company believes that the FIFO method better measures the current cost of such inventories and provides a more appropriate matching of revenues and expenses. The change to the FIFO method has been retroactively applied by restating the accompanying consolidated financial statements. The effect of this change on the consolidated balance sheet as of September 30 and the consolidated statement of operations for the years ended September 30 is summarized as follows (in millions, except per share data):

                                                                   1999     1998
                                                                  ------    -----
    Balance sheet:
      Inventories...............................................  $ (163)   $(159)
      Deferred income taxes.....................................      63       61
      Retained earnings.........................................     (97)     (94)
    Statement of operations:
      Net income (loss).........................................      (3)       1
      Earnings per share:
         Basic..................................................   (0.01)    0.01
         Diluted................................................   (0.01)    0.01

     The change resulted in a decrease of $95 million to the beginning of year balance of retained earnings for 1998.

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

2. ACQUISITIONS OF BUSINESSES

     In March 2000, the Automation segment acquired Entek IRD International Corporation, a provider of machinery condition monitoring solutions. In April 2000, the Automation segment acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation, a software developer. In July 2000, the Avionics & Communications segment acquired substantially all of the assets and assumed substantially all of the liabilities of Sony Trans Com Inc., a producer of in-flight entertainment systems for commercial aircraft.

     Assets acquired and liabilities assumed have been recorded at estimated fair values based on information currently available. The aggregate purchase price for all acquisitions during 2000 was $193 million, of which $97 million was allocated to intangible assets, including developed technology, patents, assembled workforce and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from five to fifteen years.

     During 1999, the Company acquired six businesses for an aggregate purchase price of $241 million of which $214 million was allocated to intangible assets. The intangible assets are being amortized on a straight-line basis over periods ranging from six to thirty years.

     In December 1997, the Avionics & Communications segment acquired the in-flight entertainment business of Hughes-Avicom International, Inc. In connection with the acquisition, the Company recorded a charge of $103 million ($63 million after tax) for purchased research and development.

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

3. INVENTORIES

     Inventories are summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Finished goods..............................................  $  379    $  348
    Work in process.............................................     330       380
    Raw materials, parts, and supplies..........................     557       448
                                                                  ------    ------
    Inventories.................................................  $1,266    $1,176
                                                                  ======    ======

4. PROPERTY, NET

     Property, net is summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Land........................................................  $   54    $   55
    Land and leasehold improvements.............................      93        87
    Buildings...................................................     603       569
    Machinery and equipment.....................................   1,651     1,509
    Information systems and equipment...........................     763       625
    Construction in progress....................................     142       244
                                                                  ------    ------
         Total..................................................   3,306     3,089
    Less accumulated depreciation...............................   1,690     1,508
                                                                  ------    ------
    Property, net...............................................  $1,616    $1,581
                                                                  ======    ======

5. INTANGIBLE ASSETS, NET

     Intangible assets, net are summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Goodwill....................................................  $1,225    $1,168
    Trademarks, patents, product technology, and other
      intangibles...............................................     767       736
                                                                  ------    ------
         Total..................................................   1,992     1,904
    Less accumulated amortization...............................     589       514
                                                                  ------    ------
    Intangible assets, net......................................  $1,403    $1,390
                                                                  ======    ======

6. SHORT-TERM DEBT

     Short-term debt consists of the following (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Commercial paper............................................  $   --    $  150
    Short-term bank borrowings..................................      15        37
    Current portion of long-term debt...........................       1         2
                                                                  ------    ------
    Short-term debt.............................................  $   16    $  189
                                                                  ======    ======

     Weighted average interest rates on short-term borrowings:

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Commercial paper............................................      --      5.9%
    Short-term bank borrowings..................................    2.4%      2.9%

     At September 30, 2000, the Company had $1 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $190 million at September 30, 2000 and consisted of arrangements for which there are no significant commitment fees.

7. OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

                                                                   SEPTEMBER 30,
                                                                  ----------------
                                                                   2000      1999
                                                                  ------    ------
    Contract reserves and advance payments......................  $  170    $  192
    Product warranty costs......................................     125       139
    Taxes other than income taxes...............................      46        48
    Other.......................................................     147       137
                                                                  ------    ------
    Other current liabilities...................................  $  488    $  516
                                                                  ======    ======

8. LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                  2000     1999
                                                                  -----    -----
    6.8% notes, payable in 2003.................................  $150     $150
    6.15% notes, payable in 2008................................   350      350
    6.70% debentures, payable in 2028...........................   250      250
    5.20% debentures, payable in 2098...........................   200      200
    Other.......................................................    28       19
    Less unamortized discount...................................   (53)     (56)
                                                                  ----     ----
         Total..................................................   925      913
    Less current portion........................................     1        2
                                                                  ----     ----
    Long-term debt..............................................  $924     $911
                                                                  ====     ====

     The 6.15% notes, payable in 2008 were effectively converted to floating rate debt (see Note 9).

9. FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, short- and long-term debt, foreign currency forward exchange contracts and an interest rate swap contract. The fair values of cash and short-term debt approximate the carrying values due to the short-term nature of these instruments. At September 30, 2000 and 1999, the carrying value of long-term debt was $925 million and $913 million, respectively. The fair value of long-term debt, based upon quoted market prices for the same or similar issues, was $843 million and $836 million at September 30, 2000 and 1999, respectively.

     Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2000 and 1999, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $992 million and $708 million, respectively, primarily consisting of contracts for the euro, pound sterling, Canadian dollar, Australian dollar, and Swiss franc. Notional amounts are stated in the U.S. dollar equivalents at spot exchange rates at the respective dates. At September 30, 2000, the net carrying value of foreign currency forward exchange contracts of $39 million was equal to its fair value based upon quoted market prices for contracts with similar maturities. As of September 30, 2000, the foreign currency forward exchange contracts are recorded in Other Current Assets and Other Current Liabilities in the amounts of $55 million and $16 million, respectively. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. Upon adoption of SFAS 133, the Company designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material.

     In February 2000, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR (5.42% at September 30, 2000). At September 30, 2000, the fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was approximately $13 million. Upon adoption of SFAS 133, the Company designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded as an asset and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133. On October 24, 2000, the Swap was terminated at a net gain of $16 million. The gain will be amortized as a reduction of interest expense over the remaining term of the 6.15% notes, payable in 2008.

10. SHAREOWNERS' EQUITY

  Common Stock

     At September 30, 2000, the authorized stock of the Company consisted of one billion shares of common stock, par value $1 per share, and 25 million shares of preferred stock, without par value. At September 30, 2000, 34 million shares of common stock were reserved for various employee incentive plans.

     Changes in outstanding common shares are summarized as follows (in millions):

                                                                  2000     1999     1998
                                                                  -----    -----    -----
    Beginning balance...........................................  190.9    190.6    206.8
    Treasury stock purchases....................................   (8.0)    (3.5)   (18.5)
    Stock option exercises......................................    0.5      3.8      2.3
    Restricted stock grants.....................................    0.1       --       --
                                                                  -----    -----    -----
    Ending balance..............................................  183.5    190.9    190.6
                                                                  =====    =====    =====

     For 2000 and 1999, dilutive stock options resulted in an increase in average outstanding shares of 2.1 million and 3.1 million, respectively. In 1998, dilutive and basic per share amounts are identical, as the loss from continuing operations resulted in stock options being antidilutive.

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

     Upon an acquisition of the Company, each Right (other than Rights held by the acquiror) will generally be exercisable for $500 worth of either common stock of the Company or common stock of the acquiror for $250. In certain circumstances, each Right may be exchanged by the Company for one share of common stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on December 6, 2006, unless earlier exchanged or redeemed at $0.01 per Right.

  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss consisted of the following (in millions):

                                                                  SEPTEMBER 30,
                                                                  --------------
                                                                  2000     1999
                                                                  -----    -----
    Unrealized gains on cash flow hedges........................  $  12    $  --
    Currency translation adjustments............................   (173)    (144)
    Pension adjustments.........................................     (5)      (9)
                                                                  -----    -----
    Accumulated other comprehensive loss........................  $(166)   $(153)
                                                                  =====    =====

     Approximately $11 million of the unrealized gains on cash flow hedges will be reclassified into earnings during fiscal 2001. Management expects that these unrealized gains will be offset when the hedged items are recognized in earnings.

11. STOCK OPTIONS

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

     Under the 2000 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were 16 million at September 30, 2000. None of the incentive plans presently permits options to be granted after November 30, 2009. Stock options generally expire ten years from the date they are granted and vest over three years (time-vesting options) with the exception of performance-vesting options.

     During 2000 and 1999, the Company granted performance-vesting options. These options expire ten years from the date they are granted and vest at the earlier of (a) the date the market price of the Company's common stock reaches a specified level for a pre-determined period of time or certain other financial performance criteria are met or (b) a period of six to nine years from the date they are granted. No performance-vesting options vested during 2000. During 1999, approximately 0.9 million of the performance-vesting options vested.

     Information relative to stock options is as follows (shares in thousands):

                                          2000                   1999                   1998
                                   -------------------    -------------------    -------------------
                                             WTD. AVG.              WTD. AVG.              WTD. AVG.
                                             EXERCISE               EXERCISE               EXERCISE
                                   SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                   ------    ---------    ------    ---------    ------    ---------
Number of shares under option:
  Outstanding at beginning of
     year........................  11,564     $31.13      13,419     $36.27      12,837     $31.67
  Granted:
     Time-vesting................   2,523      51.04       2,169      37.05       3,031      47.93
     Performance-vesting.........     880      52.48       1,023      35.22          --         --
  Adjustments:
     Conexant adjustment.........      --         --         669         --          --         --
     Conversion to Conexant
       options...................      --         --      (1,621)     48.97          --         --
  Exercised......................    (561)     24.62      (3,750)     23.68      (2,238)     24.59
  Canceled or expired............    (408)     40.31        (345)     39.60        (211)     47.08
                                   ------                 ------                 ------
  Outstanding at end of year.....  13,998      36.04      11,564      31.13      13,419      36.27
                                   ======                 ======                 ======
  Exercisable at end of year.....   8,584      30.52       7,419      28.69       8,809      29.80
                                   ======                 ======                 ======

     In connection with the spin-off of the Company's former semiconductor systems business (Semiconductor Systems), for certain of the outstanding options, the number of options and the exercise prices of such options were adjusted in order to preserve the intrinsic value of the options that were outstanding as of the date of the spin-off. For certain other options, option holders received a combination of Rockwell and Conexant Systems, Inc. (Conexant) options with adjustments made to the number of options outstanding and the exercise prices of those options to preserve the intrinsic value of the Rockwell and Conexant options that were outstanding after the date of the spin-off. Additionally, Rockwell options granted to Semiconductor Systems employees were converted into Conexant options.

     The following table summarizes information about stock options outstanding at September 30, 2000 (shares in thousands; remaining life in years):

                                                    OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                              -------------------------------    -------------------
                                                          WEIGHTED AVERAGE
                                                        ---------------------              WTD. AVG.
                                                        REMAINING    EXERCISE              EXERCISE
    RANGE OF EXERCISE PRICES                  SHARES      LIFE        PRICE      SHARES      PRICE
    ------------------------                  ------    ---------    --------    ------    ---------
    $16.78 to $24.41........................   3,547       2.9        $21.97     3,547      $21.97
    $25.78 to $35.54........................   4,371       7.1         30.37     2,970       31.50
    $36.16 to $51.63........................   2,781       7.1         42.78     1,975       43.07
    $52.50 to $60.81........................   3,299       9.0         53.11        92       58.89
                                              ------                             -----
                                              13,998                             8,584
                                              ======                             =====

     The Company's net income and earnings per share would have been reduced, and net loss and loss per share increased, to the following pro forma amounts if the Company accounted for its stock-based plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

                                             2000                 1999                  1998
                                       -----------------    -----------------    ------------------
                                          AS        PRO        AS        PRO        AS        PRO
                                       REPORTED    FORMA    REPORTED    FORMA    REPORTED    FORMA
                                       --------    -----    --------    -----    --------    ------
    Net income (loss)................   $ 636      $ 611     $ 559      $ 478     $ (426)    $ (443)
    Basic earnings (loss) per
      share..........................   $3.38      $3.26     $2.94      $2.51     $(2.15)    $(2.24)
    Diluted earnings (loss) per
      share..........................   $3.35      $3.22     $2.89      $2.47     $(2.15)    $(2.24)

     The 1999 pro forma net income includes $87 million ($57 million after tax, or 29 cents per diluted share) of pro forma compensation expense related to the spin-off of Semiconductor Systems. The pro forma effect of stock options on net income for 2000 may not be indicative of the pro forma effect on net income in future years.

     The weighted average fair value of options granted was $16.30, $9.55 and $13.68 per share in 2000, 1999 and 1998, respectively. The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

                                                           2000             1999             1998
                                                          ------    --------------------    ------
                                                                     CONEXANT
                                                                     SPIN-OFF
                                                          GRANTS    ADJUSTMENT    GRANTS    GRANTS
                                                          ------    ----------    ------    ------
    Average risk-free interest rate.....................  6.06%       4.66%       4.51%     5.68%
    Expected dividend yield.............................  2.29%          --       2.23%     2.23%
    Expected volatility.................................   0.33        0.44        0.29      0.29
    Expected life (years)...............................      5           5           5         5

12. RETIREMENT BENEFITS

     The Company sponsors pension and other postretirement benefit plans for its employees. The pension plans cover most of the Company's employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company's policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations. Other postretirement benefits are in the form of retirement medical plans and cover most of the Company's United States employees and provide for the payment of certain medical costs of eligible employees and dependents upon retirement.

     The components of net periodic benefit cost are as follows (in millions):

                                                                        OTHER POSTRETIREMENT
                                                PENSION BENEFITS              BENEFITS
                                             -----------------------    --------------------
                                             2000     1999     1998     2000    1999    1998
                                             -----    -----    -----    ----    ----    ----
    Service cost...........................  $  75    $  84    $  65    $ 11    $ 10    $ 9
    Interest cost..........................    187      170      145      38      31     49
    Expected return on plan assets.........   (243)    (215)    (172)     (1)     --     --
    Amortization:
      Prior service cost...................     10       10       10     (24)    (26)    (6)
      Net transition asset.................     (7)     (10)     (10)     --      --     --
      Net actuarial loss...................      5       16        2       3      --     --
                                             -----    -----    -----    ----    ----    ---
    Net periodic benefit cost..............  $  27    $  55    $  40    $ 27    $ 15    $52
                                             =====    =====    =====    ====    ====    ===

     The Company recognized a curtailment gain of $10 million and $16 million and special termination benefit charges of $3 million and $11 million in 2000 and 1999, respectively.

     Benefit obligation, plan asset, funded status, and net liability information is summarized as follows (in millions):

                                                                                   OTHER
                                                                               POSTRETIREMENT
                                                           PENSION BENEFITS       BENEFITS
                                                           ----------------    --------------
                                                            2000      1999     2000     1999
                                                           ------    ------    -----    -----
Benefit obligation at beginning of year..................  $2,681    $2,716    $ 531    $ 493
Service cost.............................................      75        84       11       10
Interest cost............................................     187       170       38       31
Discount rate change.....................................    (173)     (262)     (26)     (46)
Actuarial losses.........................................     101        57       47       82
Plan amendments..........................................       1         5      (30)      22
Benefits paid............................................    (107)      (89)     (59)     (63)
Other (including currency translation)...................     (34)       --        1        2
                                                           ------    ------    -----    -----
Benefit obligation at end of year........................   2,731     2,681      513      531
                                                           ------    ------    -----    -----
Plan assets at beginning of year.........................   2,951     2,811       16       14
Actual return on plan assets.............................     336       227        2        2
Company contributions....................................      14        15       59       63
Benefits paid............................................    (107)      (89)     (62)     (66)
Other (including currency translation)...................     (36)      (13)       3        3
                                                           ------    ------    -----    -----
Plan assets at end of year...............................   3,158     2,951       18       16
                                                           ------    ------    -----    -----
Funded status of plans...................................     427       270     (495)    (515)
Unamortized amounts:
  Prior service cost.....................................      29        37     (207)    (200)
  Net transition asset...................................     (13)      (20)      --       --
  Net actuarial (gain) loss..............................    (451)     (287)     140      122
                                                           ------    ------    -----    -----
Net liability on balance sheet...........................  $   (8)   $   --    $(562)   $(593)
                                                           ======    ======    =====    =====
Net liability on balance sheet consists of:
Prepaid benefit cost.....................................  $   94    $   95    $  --    $  --
Accrued benefit liability................................    (120)     (123)    (562)    (593)
Deferred tax asset.......................................       2         4       --       --
Intangible asset.........................................      11        15       --       --
Accumulated other comprehensive loss.....................       5         9       --       --
                                                           ------    ------    -----    -----
Net liability on balance sheet...........................  $   (8)   $   --    $(562)   $(593)
                                                           ======    ======    =====    =====

     The Company uses an actuarial measurement date of June 30 to measure its benefit obligations. Significant assumptions used in determining these benefit obligations are summarized as follows (in weighted averages):

                                                                                      OTHER
                                                                    PENSION       POSTRETIREMENT
                                                                    BENEFITS         BENEFITS
                                                                  ------------    --------------
                                                                  2000    1999    2000     1999
                                                                  ----    ----    -----    -----
    Discount rate...............................................  8.0%    7.5%     8.0%     7.5%
    Compensation increase rate..................................  4.5%    4.5%      --       --
    Expected return on plan assets..............................  9.5%    9.5%     9.5%     9.5%
    Health care cost trend rate*................................   --      --      7.0%     7.0%

---------------

     * Decreasing to 5.5% after 2015.

  Pension Benefits

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) were $139 million, $120 million and $1 million, respectively, as of September 30, 2000 and $145 million, $130 million and $7 million, respectively, as of September 30, 1999.

  Other Postretirement Benefits

     Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

                                                             ONE-PERCENTAGE    ONE-PERCENTAGE
                                                             POINT INCREASE    POINT DECREASE
                                                             --------------    --------------
                                                             2000      1999    2000      1999
                                                             ----      ----    ----      ----
Increase (decrease) to total of service and interest cost
  components...............................................  $ 5       $ 5     $ (5)     $ (5)
Increase (decrease) to postretirement benefit obligation...   35        38      (30)      (33)

  Defined Contribution Savings Plans

     The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $45 million, $43 million, and $42 million for 2000, 1999, and 1998, respectively.

13. OTHER INCOME, NET

     The components of other income, net are as follows (in millions):

                                                                  2000    1999    1998
                                                                  ----    ----    ----
    Net gain on dispositions of property and businesses.........  $15     $ 68    $15
    Demutualization income......................................   28       --     --
    Loss on investment..........................................   --      (29)    --
    Interest income.............................................   11       10     13
    Royalty income..............................................   14       11      6
    Other.......................................................    1       52     54
                                                                  ---     ----    ---
    Other income, net...........................................  $69     $112    $88
                                                                  ===     ====    ===

     During 2000, the Company recorded a $32 million gain on the sale of real estate and recorded $28 million of income resulting from the demutualization of Metropolitan Life Insurance Company.

     In 1999, the Company recorded a loss of $29 million associated with the write-off of its investment in Goss Graphic Systems, Inc. (Goss) preferred stock, which the Company received in connection with the sale of its graphic systems business.

14. INCOME TAXES

     The components of the income tax provision are as follows (in millions):

                                                                  2000    1999    1998
                                                                  ----    ----    ----
    Current:
      United States.............................................  $100    $221    $140
      Non-United States.........................................    26      32      20
      State and local...........................................    15      43      21
                                                                  ----    ----    ----
    Total current...............................................   141     296     181
                                                                  ----    ----    ----
    Deferred:
      United States.............................................   133      (3)    (41)
      Non-United States.........................................    11      11      (3)
      State and local...........................................    22       3      (3)
                                                                  ----    ----    ----
    Total deferred..............................................   166      11     (47)
                                                                  ----    ----    ----
    Income tax provision........................................  $307    $307    $134
                                                                  ====    ====    ====

     Net current deferred income tax benefits at September 30, 2000 and 1999 consist of the tax effects of temporary differences related to the following (in millions):

                                                                  2000    1999
                                                                  ----    ----
    Compensation and benefits...................................  $ 57    $ 64
    Product warranty costs......................................    43      47
    Assets held for sale........................................     3      45
    Inventory...................................................    66      64
    Allowance for doubtful accounts.............................    17      22
    Contract loss reserves......................................    21      24
    Other -- net................................................    69      98
                                                                  ----    ----
    Current deferred income taxes...............................  $276    $364
                                                                  ====    ====

     Net long-term deferred income taxes included in Other Liabilities in the balance sheet at September 30, 2000 and 1999 consist of the tax effects of temporary differences related to the following (in millions):

                                                                  2000     1999
                                                                  -----    -----
    Retirement benefits.........................................  $(211)   $(225)
    Property....................................................    161      153
    Intangible assets...........................................     78       88
    Loss carryforwards..........................................     (9)     (28)
    Foreign tax credit carryforwards............................    (71)     (91)
    Other -- net................................................    102       36
                                                                  -----    -----
    Subtotal....................................................     50      (67)
    Valuation allowance.........................................     80      119
                                                                  -----    -----
    Long-term deferred income taxes.............................  $ 130    $  52
                                                                  =====    =====

     Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($1.1 billion of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. The valuation allowance represents the amount of tax benefits related to net operating loss and foreign tax credit carryforwards that have not yet been recognized. The carryforward period for net operating losses ends between 2001 and 2006. The carryforward period for all of the foreign tax credits ends in 2002.

     The consolidated income tax provision differed from income tax at the United States statutory tax rate for the reasons set forth below (in millions):

                                                                  2000    1999    1998
                                                                  ----    ----    ----
    Income tax expense at thirty-five percent...................  $330    $310    $  9
    State and local income taxes................................    25      30       1
    Non-United States taxes.....................................     8       7       2
    Foreign tax credit utilization..............................   (31)    (25)      3
    Non-deductible goodwill write-off...........................    --      --     136
    Non-deductible goodwill amortization........................    10       9      11
    Property donation...........................................    --      --     (16)
    Foreign sales corporation benefit...........................   (19)    (12)     (8)
    Utilization of foreign loss carryforwards...................    (9)     (4)     (3)
    Other.......................................................    (7)     (8)     (1)
                                                                  ----    ----    ----
    Income tax provision........................................  $307    $307    $134
                                                                  ====    ====    ====

     The income tax provisions were calculated based upon the following components of income (loss) from continuing operations before income taxes (in millions):

                                                                  2000    1999    1998
                                                                  ----    ----    ----
    United States income (loss).................................  $835    $772    $(26)
    Non-United States income....................................   108     114      52
                                                                  ----    ----    ----
    Total.......................................................  $943    $886    $ 26
                                                                  ====    ====    ====

     No provision has been made for United States, state, or additional foreign income taxes related to approximately $255 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested.

     The Company's United States income tax returns for the years 1989 through 1997 are currently under examination. In connection with the divestiture of the Company's aerospace and defense business ("the A&D Business"), the spin-off of the Company's automotive components business ("Automotive") and the Semiconductor Systems spin-off, the Company has retained all tax liabilities and the right to all tax refunds related to United States and certain non-U.S. operations of the A&D Business, Automotive and Semiconductor Systems for periods prior to the respective divestiture dates. Management expects the examination of the Company's 1989 through 1994 tax years will be completed during 2001. Management believes adequate provision for income taxes has been made for all years through 2000.

15. SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                                  2000    1999    1998
                                                                  ----    ----    ----
    Statement of cash flows information (in millions):
    Income taxes paid...........................................  $129    $111    $ 59
    Interest payments...........................................    74      85      55
    Statement of operations information (in millions):
    Research and development:
      Company-initiated.........................................   474     422     402
      Customer-funded...........................................   202     192     184
    Rental expense..............................................   112     106     104

     Income taxes paid and interest payments related to discontinued operations for 1999 and 1998 were not significant.

     Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $255 million as of September 30, 2000 and are payable as follows (in millions): 2001, $55; 2002, $45; 2003, $37; 2004, $33; 2005, $28; and after 2006, $57. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $47 million as of September 30, 2000 and are receivable through 2008 at approximately $6 million per year.

16. CONTINGENT LIABILITIES

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

     The Company has been designated as a potentially responsible party at 21 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined or assumed by third parties. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 2000 to be about $14 million, of which $10 million has been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2000, management has estimated the total reasonably possible costs the Company could incur from these matters to be about $63 million. The Company has recorded environmental accruals for these matters of $37 million. In addition to the above matters, the Company assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance Electric Company (Reliance). The Company is indemnified by Exxon Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 2000, the Company has recorded a liability of approximately $29 million and a receivable of approximately $28 million for these Reliance matters. Management estimates the total reasonably possible costs for these matters to be approximately $37 million for which the Company is substantially indemnified by Exxon.

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

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health and employment matters. In connection with the divestiture of the A&D Business to The Boeing Company (Boeing), Rockwell has agreed to indemnify Boeing for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the divestiture. In connection with the spin-offs of Automotive and Semiconductor Systems, the spun-off companies have agreed to indemnify Rockwell for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's financial condition.

     In the ordinary course of business, the Company has divested certain of its businesses. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. Management believes that any judgments against the Company related to such matters would not have a material adverse effect on the Company's financial condition.

17. BUSINESS SEGMENT INFORMATION

     Rockwell is an electronics and communications company with global leadership positions in industrial automation, avionics and communications, and automated call distribution systems. The Company is organized based upon products and services and has four operating segments consisting of Automation, Avionics & Communications, Electronic Commerce, and the Science Center.

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

     The Electronic Commerce segment is engaged in the research, development, and manufacture of technologies used in telephony and Internet applications. The Science Center segment is engaged in research, development, and manufacture of technologies in electronics, imaging and optics, material and computational sciences, and information technology. Its broad range of initiatives includes contract research, delivery of high-value products and services, as well as licensing of selected technologies. The Electronic Commerce segment has been combined with the Science Center segment in "Other Businesses."

     The following tables reflect the sales and operating results of the Company's reportable segments for the years ended September 30 (in millions):

                                                                   2000      1999      1998
                                                                  ------    ------    ------
    Sales:
      Automation................................................  $4,419    $4,411    $4,546
      Avionics & Communications.................................   2,515     2,395     1,980
      Other Businesses..........................................     217       237       226
                                                                  ------    ------    ------
              Total.............................................  $7,151    $7,043    $6,752
                                                                  ======    ======    ======
    Segment operating earnings:
      Automation................................................  $  667    $  660    $  639
      Avionics & Communications.................................     447       414       270
      Other Businesses..........................................      (9)       30        13
                                                                  ------    ------    ------
              Total.............................................   1,105     1,104       922
    Goodwill amortization.......................................     (50)      (41)      (47)
    General corporate-net.......................................     (25)     (161)      (91)
    (Loss) gain on disposition of businesses....................     (14)       68        --
    Interest expense............................................     (73)      (84)      (58)
    Special charges.............................................      --        --      (597)
    Purchased research & development............................      --        --      (103)
                                                                  ------    ------    ------
    Income from continuing operations before income taxes.......  $  943    $  886    $   26
                                                                  ======    ======    ======

     Intersegment sales are not material and have been eliminated. Among other considerations, the Company evaluates performance and allocates resources based upon segment operating earnings before income taxes, interest expense, costs related to the corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates, amortization of goodwill, and purchased research and development charges. The accounting policies used in preparing the segment information are consistent with those described in Note 1. Special charges are discussed in Note 19 and the purchased research and development charge is discussed in Note 2.

     During 2000, management changed its method of evaluating segment performance by excluding gains and losses from the disposition of businesses, earnings and losses from equity affiliates, and amortization of goodwill from segment operating earnings. Management believes the exclusion of these items provides additional insight to the operating performance of the segments. Earnings and losses from equity affiliates are included in general corporate-net.

     The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments, Other Businesses and Corporate (in millions):

                                                                   2000      1999      1998
                                                                  ------    ------    ------
    Identifiable assets:
      Automation................................................  $3,700    $3,760    $3,758
      Avionics & Communications.................................   1,777     1,668     1,446
      Other Businesses..........................................     165       152       151
      Corporate.................................................     748       964       735
      Net assets of discontinued operations.....................      --        --       986
                                                                  ------    ------    ------
              Total.............................................  $6,390    $6,544    $7,076
                                                                  ======    ======    ======
    Depreciation and amortization:
      Automation................................................  $  206    $  193    $  173
      Avionics & Communications.................................      92        82        67
      Other Businesses..........................................      16        15        14
      Corporate.................................................       5         6         5
                                                                  ------    ------    ------
              Total.............................................     319       296       259
      Goodwill amortization.....................................      50        41        47
                                                                  ------    ------    ------
              Total.............................................  $  369    $  337    $  306
                                                                  ======    ======    ======
    Capital expenditures for property:
      Automation................................................  $  202    $  220    $  223
      Avionics & Communications.................................      98       127       143
      Other Businesses..........................................      12        15        17
      Corporate.................................................       3        15        25
                                                                  ------    ------    ------
              Total.............................................  $  315    $  377    $  408
                                                                  ======    ======    ======

     Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, and property.

     The Company is a global electronic controls and communications company and conducts a significant portion of its business activities outside the United States. The following tables reflect geographic sales and property, net by geographic region (in millions):

                                                 SALES                     PROPERTY, NET
                                       --------------------------    --------------------------
                                        2000      1999      1998      2000      1999      1998
                                       ------    ------    ------    ------    ------    ------
    United States....................  $5,573    $5,559    $5,357    $1,436    $1,401    $1,367
    Europe...........................     778       815       748       107       106       113
    Canada...........................     323       290       297        21        22        20
    Asia-Pacific.....................     322       237       194        36        36        19
    Latin America....................     155       142       156        16        16        16
                                       ------    ------    ------    ------    ------    ------
    Total............................  $7,151    $7,043    $6,752    $1,616    $1,581    $1,535
                                       ======    ======    ======    ======    ======    ======

     Sales are attributed to the geographic regions based on their location of origin. United States sales include export sales to unaffiliated customers of $888 million in 2000, $754 million in l999, and $660 million in l998.

18. DISCONTINUED OPERATIONS

     On December 31, 1998, the Company spun-off Semiconductor Systems into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Conexant to the Company's shareowners on a pro-rata basis. Summarized results of Semiconductor Systems are as follows (in millions):

                                                                    YEAR ENDED
                                                                   SEPTEMBER 30
                                                                  --------------
                                                                  1999     1998
                                                                  ----    ------
    Revenue.....................................................  $289    $1,185
    Loss before income taxes....................................   (29)     (496)
    Net loss....................................................   (20)     (301)

19. SPECIAL CHARGES

     The Company recorded charges of $597 million ($508 million after tax, or $2.57 per share) in 1998 in connection with asset impairments and the implementation of a comprehensive restructuring program. These charges included $100 million for severance and other employee separation costs associated with a worldwide workforce reduction of approximately 3,100 employees and $84 million related to facility closures and consolidations and exiting non-strategic businesses and product lines. These actions were substantially completed at December 31, 1999.

     Total cash expenditures in connection with these actions will approximate $120 million. The Company spent approximately $97 million through September 30, 2000, of which $60 million related to severance and other employee separation costs. The Company expects to spend an additional $19 million through the end of 2001, principally related to severance for workforce reductions and lease obligations for exited facilities. As a result of actions taken through September 30, 2000, the workforce has been reduced by approximately 2,700 employees.

     The special charges are reflected in the consolidated statement of operations for the year ended September 30, 1998, in cost of sales and selling, general and administrative expenses in the amounts of $455 million and $142 million, respectively.

     Revenues and results of operations of businesses and product lines which have been exited were not material.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                           2000 QUARTERS
                                                ------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     2000
                                                ------    ------    ------    ------    ------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    Sales.....................................  $1,660    $1,784    $1,820    $1,887    $7,151
    Cost of sales.............................   1,123     1,227     1,255     1,311     4,916
    Net income................................     157       164       170       145       636
    Earnings per share:
      Basic...................................    0.83      0.87      0.91      0.79      3.38
      Diluted.................................    0.81      0.85      0.90      0.78      3.35

     Net income for 2000 includes: (a) a net gain of $18 million ($12 million after tax, or six cents per diluted share) resulting from the sale of real estate in the second quarter which was partially offset by a loss on sale of a business and (b) a gain of $28 million ($19 million after tax, or 10 cents per diluted share) resulting from the demutualization of Metropolitan Life Insurance Company in the third quarter.

                                                           1999 QUARTERS
                                                ------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     1999
                                                ------    ------    ------    ------    ------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    Sales.....................................  $1,608    $1,701    $1,808    $1,926    $7,043
    Cost of sales.............................   1,135     1,183     1,245     1,352     4,915
    Income from continuing operations.........     134       143       150       152       579
    Net income................................     114       143       150       152       559
    Basic earnings per share:
      Continuing operations...................    0.71      0.75      0.79      0.80      3.05
      Net income..............................    0.60      0.75      0.79      0.80      2.94
    Diluted earnings per share:
      Continuing operations...................    0.70      0.74      0.77      0.78      3.00
      Net income..............................    0.59      0.74      0.77      0.78      2.89

     Net income for 1999 includes: (a) a gain of $36 million ($24 million after tax, or 12 cents per diluted share) on the sale of the Company's railroad electronics business in the first quarter, (b) a gain of $28 million ($18 million after tax, or nine cents per diluted share) on the sale of the Company's North American Transformer business in the fourth quarter, and (c) a loss of $29 million ($19 million after tax, or 10 cents per diluted share) associated with the write-off in the fourth quarter of the Company's investment in Goss preferred stock, which the Company received in connection with the sale of its graphic systems business in October 1996.

     During 2000, the Company changed its method of determining the cost of certain inventories from the LIFO method to the FIFO method. The change to the FIFO method has been applied by retroactively restating the consolidated financial statements. The effect of this change was to increase cost of sales by $8 million for the fourth quarter and full year 1999 and decrease net income by $3 million, or two cents per diluted share, for the fourth quarter and $3 million, or one cent per diluted share, for the full year.

     Per share information is calculated for each quarterly and annual period using average outstanding shares for that period. Therefore, the sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Rockwell International Corporation:

     We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareowners' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of determining the cost of certain inventories from the last-in, first-out method to the first-in, first-out method and, retroactively, restated the 1999 and 1998 financial statements for the change. In 1998, the Company changed its method of accounting for certain inventoriable general and administrative costs related to government contracts.

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 1, 2000

     See also the table under the caption Summary of Results of Operations in the MD&A on page 12 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS on pages 4-7 of the 2001 Proxy Statement.

     No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS and AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES on pages 11-13 and RETIREMENT PLANS on page 17 of the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES on pages 3 and 10, respectively, of the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption BOARD OF DIRECTORS AND COMMITTEES on pages 7-9 of the 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedule and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

            Consolidated Balance Sheet, September 30, 2000 and 1999.

            Consolidated Statement of Operations, years ended September 30, 2000, 1999 and 1998.

            Consolidated Statement of Cash Flows, years ended September 30, 2000, 1999 and 1998.

            Consolidated Statement of Shareowners' Equity, years ended September 30, 2000, 1999 and 1998.

            Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2000, 1999 and 1998.

            Notes to Consolidated Financial Statements.

            Independent Auditors' Report.

        (2) Financial Statement Schedule for the years ended September 30, 2000, 1999 and 1998.

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

          *10-a-9     Forms of Stock Option Agreements under the Company's 1988
                      Long-Term Incentives Plan for options granted after December
                      1, 1994, filed as Exhibit 10-d-7 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1994
                      (File No. 1-1035), are hereby incorporated by reference.
          *10-b-1 Copy of the Company's 1995 Long-Term Incentives Plan, as amended, filed as Exhibit 10-b-1 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
          *10-b-2     Forms of Stock Option Agreements under the Company's 1995
                      Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to the Company's
                      Annual Report on Form 10-K for the year ended September 30,
                      1994 (File No. 1-1035), are hereby incorporated by reference.
          *10-b-3     Forms of Stock Option Agreements under the Company's 1995
                      Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit
                      10-b-3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
          *10-b-4     Form of Stock Option Agreement under the Company's 1995
                      Long-Term Incentives Plan for options granted on April 23,
                      1998, filed as Exhibit 10-b-4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
          *10-b-5     Form of Stock Option Agreement under the Company's 1995
                      Long-Term Incentives Plan for options granted after August
                      31, 1998, filed as Exhibit 10-b-5 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
          *10-b-6     Form of Restricted Stock Agreement under the Company's 1995
                      Long-Term Incentives Plan, filed as Exhibit 10-e to the
                      Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
          *10-b-7 Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit
                      10-c-5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-c-1     Copy of the Company's Directors Stock Plan, as amended
                      February 2, 2000, filed as Exhibit 10.1 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended March
                      31, 2000, is hereby incorporated by reference.
          *10-c-2     Form of Stock Option Agreement under the Company's Directors
                      Stock Plan, filed as Exhibit 10-d to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended March 31, 1996
                      (File No. 1-1035), is hereby incorporated by reference.
          *10-c-3     Forms of Restricted Stock Agreements under the Company's
                      Directors Stock Plan between the Company and each of George
                      L. Argyros, William H. Gray, III, William T. McCormick, Jr.,
                      John D. Nichols and Joseph F. Toot, Jr., filed as Exhibit
                      10-f to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.
          *10-c-4     Form of Stock Option Agreement under the Directors Stock
                      Plan for options granted after February 2, 2000.
          *10-c-5     Form of Restricted Stock Agreement under the Directors Stock
                      Plan for restricted stock granted after February 2, 2000.
          *10-c-6 Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock.

---------------
* Management contract or compensatory plan or arrangement.

          *10-d-1 Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company's (i) 1988 Long-Term Incentives Plan, (ii) 1995
                      Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Registration Statement No.
                      333-17055, is hereby incorporated by reference.
          *10-d-2 Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company's (i) 1988 Long-Term Incentives Plan, (ii)
                      1995 Long-Term Incentives Plan and (iii) Directors Stock
                      Plan, filed as Exhibit 10-e-3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
          *10-d-3     Memorandum of Adjustments to Outstanding Options Under
                      Rockwell International Corporation's 1988 Long-Term
                      Incentives Plan, 1995 Long-Term Incentives Plan and
                      Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spin-off of Conexant, filed as Exhibit 10-d-3 to the Company's Annual
                      Report on Form 10-K for the year ended September 30, 1999, is hereby incorporated by reference.
          *10-e-1 Copy of the Company's 2000 Long-Term Incentives Plan, filed as Exhibit A to the Proxy Statement for the Company's 2000
                      Annual Meeting, is hereby incorporated by reference.
          *10-e-2     Forms of Stock Option Agreements under the Company's 2000
                      Long-Term Incentives Plan.
          *10-e-3     Form of Restricted Stock Agreement under the Company's 2000
                      Long-Term Incentives Plan, filed as Exhibit 4-d-3 to
                      Registration Statement No. 333-38444, is hereby incorporated by reference.
          *10-f-1 Copy of the Company's Incentive Compensation Plan, amended and restated as of July 1, 1997, filed as Exhibit 10-f-1 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1997, is hereby incorporated by reference.
          *10-g-1 Copy of the Company's Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company's Annual Report on Form 10-K for the year ended
                      September 30, 1993 (File No. 1-1035), is hereby incorporated by reference.
          *10-g-2 Copy of the Company's Deferred Compensation Plan, amended and restated as of June 1, 2000, filed as Exhibit 4-d to Registration Statement No. 333-34826, is hereby incorporated by reference.
          *10-h-1 Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, authorizing the assignment of certain compensation and employee benefit plans to New
                      Rockwell International Corporation, including the Company's
                      (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term
                      Incentives Plan, (iii) Directors Stock Plan, (iv) Incentive
                      Compensation Plan, (v) Deferred Compensation Plan and (vi)
                      Annual Incentive Compensation Plan for Senior Executive
                      Officers, filed as Exhibit 4-g-3 to Registration Statement
                      No. 333-17055, is hereby incorporated by reference.

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

          *10-m-1     Consulting Agreement dated September 30, 1999 between the
                      Company and Donald R. Beall, filed as Exhibit 10-1-2 to the
                      Company's Annual Report on Form 10-K for the year ended
                      September 30, 1999, is hereby incorporated by reference.
          *10-m-2     Consulting Agreement dated September 6, 2000 between the
                      Company and Donald R. Beall.
          *10-n-1 Form of Change of Control Agreements between the Company and each of D.H. Davis, Jr., W.M. Barnes, W.J. Calise, Jr., J.D.
                      Cohn, C.M. Jones, K.D. Nosbusch, J.R. Stone and J.D. Swann, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is hereby incorporated by reference.
          *10-n-2 Form of Change of Control Agreements between the Company and certain other officers of the Company, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is hereby incorporated by reference.
          *10-n-3 Agreement and General Release dated as of March 2, 1999, with E.S. Washington, filed as Exhibit 10.3 to the Company's
                      Quarterly Report on Form 10-Q for the quarter ended March
                      31, 1999, is hereby incorporated by reference.
           10-o-1     Agreement and Plan of Distribution dated as of December 6,
                      1996, among Rockwell International Corporation (renamed
                      Boeing North American, Inc.), the Company (formerly named
                      New Rockwell International Corporation), Allen-Bradley Com-pany, Inc., Rockwell Collins, Inc., Rockwell Semiconductor
                      Systems, Inc., Rockwell Light Vehicle Systems, Inc. and
                      Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit 10-b to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
           10-o-2     Post-Closing Covenants Agreement dated as of December 6,
                      1996, among Rockwell International Corporation (renamed
                      Boeing North American, Inc.), The Boeing Company, Boeing NA,
                      Inc. and the Company (formerly named New Rockwell
                      International Corporation), filed as Exhibit 10-c to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
           10-o-3     Tax Allocation Agreement dated as of December 6, 1996, among
                      Rockwell International Corporation (renamed Boeing North
                      American, Inc.), the Company (formerly named New Rockwell
                      International Corporation) and The Boeing Company, filed as
                      Exhibit 10-d to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
           10-p-1 Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as
                      Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

---------------
* Management contract or compensatory plan or arrangement.

           10-p-2     Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-p-3     Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K
                      dated October 10, 1997, is hereby incorporated by reference.
           10-q-1     Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as
                      Exhibit 2.1 to the Company's Current Report on Form 8-K
                      dated January 12, 1999, is hereby incorporated by reference.
           10-q-2     Amended and Restated Employee Matters Agreement dated as of
                      December 31, 1998 by and between the Company and Conexant
                      Systems, Inc., filed as Exhibit 2.2 to the Company's Current
                      Report on Form 8-K dated January 12, 1999, is hereby
                      incorporated by reference.
           10-q-3     Tax Allocation Agreement dated as of December 31, 1998 by
                      and between the Company and Conexant Systems, Inc., filed as
                      Exhibit 2.3 to the Company's Current Report on Form 8-K
                      dated January 12, 1999, is hereby incorporated by reference.
           12         Computation of Ratio of Earnings to Fixed Charges for the
                      Five Years Ended September 30, 2000.
           18         Letter regarding Change in Accounting Principle.
           21         List of Subsidiaries of the Company.
           23         Independent Auditors' Consent.
           24         Powers of Attorney authorizing certain persons to sign this
                      Annual Report on Form 10-K on behalf of certain directors
                      and officers of the Company.
           27         Financial Data Schedule for this Annual Report on Form 10-K.

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

                                          ROCKWELL INTERNATIONAL CORPORATION

                                          By   /s/ WILLIAM J. CALISE, JR.
                                            ------------------------------------

                                                   WILLIAM J. CALISE, JR.
                                               SENIOR VICE PRESIDENT, GENERAL
                                                    COUNSEL AND SECRETARY

Dated: November 22, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 22ND DAY OF NOVEMBER 2000 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

            DON H. DAVIS, JR.*
        CHAIRMAN OF THE BOARD AND
         CHIEF EXECUTIVE OFFICER
      (PRINCIPAL EXECUTIVE OFFICER)

            BETTY C. ALEWINE*
                 DIRECTOR

            GEORGE L. ARGYROS*
                 DIRECTOR

             DONALD R. BEALL*
                 DIRECTOR

             J. MICHAEL COOK*
                 DIRECTOR

          WILLIAM H. GRAY, III*
                 DIRECTOR

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

            BRUCE M. ROCKWELL*
                 DIRECTOR

            ROBERT B. SHAPIRO*
                 DIRECTOR

           JOSEPH F. TOOT, JR.*
                 DIRECTOR

            W. MICHAEL BARNES*
SENIOR VICE PRESIDENT, FINANCE & PLANNING
                   AND
    CHIEF FINANCIAL OFFICER (PRINCIPAL
            FINANCIAL OFFICER)

           WILLIAM E. SANDERS*
  VICE PRESIDENT & CONTROLLER (PRINCIPAL
           ACCOUNTING OFFICER)

*By    /s/ WILLIAM J. CALISE, JR.
     ---------------------------------
          WILLIAM J. CALISE, JR.,
            ATTORNEY-IN-FACT**

** BY AUTHORITY OF POWERS OF ATTORNEY FILED HEREWITH.

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                BALANCE AT
                                                BEGINNING     NET CHARGE TO                  BALANCE AT
                                                    OF          COSTS AND                      END OF
DESCRIPTION                                      YEAR(a)        EXPENSES       DEDUCTIONS     YEAR(a)
-----------                                     ----------    -------------    ----------    ----------
Year ended September 30, 2000
  Allowance for doubtful accounts.............     $60             $12            $21(b)        $52
                                                                                   (1)(c)
Year ended September 30, 1999
  Allowance for doubtful accounts.............      55              16             12(b)         60
                                                                                   (1)(c)
Year ended September 30, 1998
  Allowance for doubtful accounts.............      56               7              8(b)         55

---------------

(a) Includes allowances for commercial and other long-term receivables.

(b) Uncollectible accounts written off.

(c) Consists principally of amounts relating to businesses acquired, businesses sold and foreign currency translation adjustments.