Form 10-Q
period 2000-12-31
ROCKWELL INTERNATIONAL CORP
filed 2001-02-07
CIK 1024478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended         December 31, 2000
                               --------------------------------



Commission file number         1-12383
                       -----------------------



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

182,256,627 shares of registrant's Common Stock, $1.00 par value, were outstanding on January 31, 2001.

                       ROCKWELL INTERNATIONAL CORPORATION



                                      INDEX

                                                                        Page
                                                                         No.
                                                                        ----
PART I.   FINANCIAL INFORMATION:

          Item 1.  Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheet--
                   December 31, 2000 and September 30, 2000.........      2

                   Condensed Consolidated Statement of Operations--
                   Three Months Ended December 31, 2000 and 1999....      3

                   Condensed Consolidated Statement of Cash Flows--
                   Three Months Ended December 31, 2000 and 1999....      4

                   Notes to Condensed Consolidated Financial
                   Statements.......................................      5

          Item 2.  Management's Discussion and Analysis  of
                   Financial Condition and Results of Operations....      8

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk................................     10



PART II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings................................     11

          Item 2.  Changes in Securities and Use of Proceeds........     11

          Item 5.  Other Information................................     12

          Item 6.  Exhibits and Reports on Form 8-K.................     12

Signatures..........................................................     13



PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                       ROCKWELL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  (in millions)

                                                           December 31  September 30
                                                               2000         2000
                                                           -----------  ------------
                                     ASSETS
                                     ------

Current assets:
   Cash....................................................  $   158      $   166
   Receivables.............................................      740          744
   Inventories.............................................      645          610
   Deferred income taxes...................................      167          170
   Other current assets....................................      157          208
   Net current assets of Rockwell Collins..................      798          701
                                                             -------      -------

           Total current assets............................    2,665        2,599

Property (net of accumulated depreciation:
   December 31, 2000, $1,094; September 30, 2000, $1,062)..    1,179        1,198
Intangible assets (net of accumulated amortization:
   December 31, 2000, $558; September 30, 2000, $548)......    1,251        1,265
Other assets...............................................      141          150
Net long-term assets of Rockwell Collins...................      692          396
                                                             -------      -------

                         TOTAL.............................  $ 5,928      $ 5,608
                                                             =======      =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
                       -----------------------------------

Current liabilities:
   Short-term debt.........................................  $   445      $    16
   Accounts payable........................................      472          503
   Compensation and benefits...............................      281          285
   Income taxes payable....................................      102          121
   Other current liabilities...............................      208          288
                                                             -------      -------

           Total current liabilities.......................    1,508        1,213

Long-term debt.............................................      925          924
Retirement benefits........................................      408          425
Other liabilities..........................................      372          377

Shareowners' equity:
   Common stock (shares issued: 216.4).....................      216          216
   Additional paid-in capital..............................      969          967
   Retained earnings.......................................    3,448        3,363
   Accumulated other comprehensive loss....................     (153)        (166)
   Restricted stock compensation...........................       (2)          (2)
   Common stock in treasury, at cost (shares held:
     December 31, 2000, 34.4; September 30, 2000, 32.9)....   (1,763)      (1,709)
                                                             -------      -------

           Total shareowners' equity.......................    2,715        2,669
                                                             -------      -------

                         TOTAL.............................  $ 5,928      $ 5,608
                                                             =======      =======

            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in millions, except per share amounts)

                                                               Three Months Ended
                                                                   December 31
                                                               -------------------
                                                                  2000     1999
                                                                -------- --------
Revenues:
  Sales.......................................................  $ 1,107  $ 1,099
  Other income, net...........................................       13        7
                                                                -------  -------

    Total revenues............................................    1,120    1,106
                                                                -------  -------

Costs and expenses:
  Cost of sales...............................................      744      717
  Selling, general, and administrative........................      256      240
  Interest....................................................       18       21
                                                                -------  -------

    Total costs and expenses..................................    1,018      978
                                                                -------  -------

Income from continuing operations before income taxes.........      102      128

Income tax provision..........................................      (33)     (41)
                                                                -------  -------

Income from continuing operations.............................       69       87

Income from discontinued operations, net of tax...............       65       70
                                                                -------  -------

Net income....................................................  $   134  $   157
                                                                =======  =======

Basic earnings per share:
  Continuing operations.......................................  $  0.38  $  0.46
  Discontinued operations.....................................     0.36     0.37
                                                                -------  -------

  Net income..................................................  $  0.74  $  0.83
                                                                =======  =======

Diluted earnings per share:
  Continuing operations.......................................  $  0.38  $  0.45
  Discontinued operations.....................................     0.35     0.36
                                                                -------  -------

  Net income .................................................  $  0.73  $  0.81
                                                                =======  =======

Cash dividends per share......................................  $ 0.255  $ 0.255
                                                                =======  =======

Weighted average outstanding shares:
  Basic.......................................................    182.5    190.0
                                                                =======  =======
  Diluted (includes effect of stock options)..................    184.7    192.9
                                                                =======  =======


            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                             Three Months Ended
                                                                 December 31
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Continuing Operations:

Operating Activities:

Income from continuing operations..........................   $    69   $   87
Adjustments to arrive at cash provided by
  operating activities:
    Depreciation...........................................        49       46
    Amortization of intangible assets......................        18       18
    Net gain on dispositions of property and businesses....        (5)       -
    Changes in assets and liabilities, excluding
      effects of acquisitions and divestitures, and
      foreign currency adjustments:
        Receivables........................................         8       22
        Inventories........................................       (33)     (14)
        Accounts payable...................................       (29)     (53)
        Income taxes payable...............................        45       61
        Compensation and benefits..........................        (4)     (86)
        Other assets and liabilities.......................       (92)     (24)
                                                              -------   ------
          Cash Provided by Operating Activities............        26       57
                                                              -------   ------

Investing Activities:

Property additions.........................................       (29)     (38)
Acquisitions of businesses, net of cash acquired...........        (6)       -
Proceeds from the dispositions of property and businesses..         8        1
                                                              -------   ------
          Cash Used for Investing Activities...............       (27)     (37)
                                                              -------   ------

Financing Activities:

Increase (decrease) in debt................................       430       (3)
Purchases of treasury stock................................       (63)     (67)
Cash dividends.............................................       (47)     (49)
Proceeds from the exercise of stock options................         5        5
                                                              -------   ------
          Cash Provided by (Used for) Financing Activities.       325     (114)
                                                              -------   ------

Effect of exchange rate changes on cash....................        (4)      18
                                                              -------   ------

Cash Provided by (Used for) Continuing Operations..........       320      (76)
                                                              -------   ------

Cash (Used for) Provided by Discontinued Operations........      (328)       9
                                                              -------   ------
Decrease in cash...........................................        (8)     (67)
Cash at Beginning of Period................................       166      356
                                                              -------   ------
Cash at End of Period......................................   $   158   $  289
                                                              =======   ======


            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results for the full year.

        It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

        In October 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). The effect of adoption of SAB 101 was not material to the Company's results of operations or shareowners' equity.

2. In December 2000, the Company announced its intention to spin-off its Rockwell Collins avionics and communications business unit into a separately traded, publicly held company. The spin-off is subject to several conditions including receipt of a ruling by the U.S. Internal Revenue Service that the transaction will qualify as a tax-free distribution. The shares of the new Rockwell Collins company will be distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each Rockwell share. The transaction is expected to be completed by June 30, 2001.

        The net assets of Rockwell Collins are summarized as follows (in millions):

                                                         December 31   September 30
                                                             2000           2000
                                                         -----------   -------------

        Cash..........................................     $    14        $    24
        Receivables...................................         516            506
        Inventories...................................         755            656
        Other current assets..........................         156            122
                                                           -------        -------

           Total current assets.......................       1,441          1,308

        Accounts payable..............................         255            303
        Other current liabilities.....................         388            304
                                                           -------        -------

           Total current liabilities..................         643            607
                                                           -------        -------

        Net current assets of Rockwell Collins........     $   798        $   701
                                                           =======        =======

        Property, net.................................     $   505        $   418
        Other assets..................................         456            211
                                                           -------        -------

           Total long-term assets.....................         961            629

        Long-term liabilities.........................         269            233
                                                           -------        -------

        Net long-term assets of Rockwell Collins......     $   692        $   396
                                                           =======        =======


                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        In December 2000, Rockwell Collins acquired K Systems, Inc., the parent company of Kaiser Aerospace and Electronics Corporation (KAEC). KAEC is a leading supplier of cockpit display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry. The purchase price, net of cash acquired, was approximately $300 million, of which $273 million was paid through December 31, 2000. The remaining payments are expected to be made during 2001.

        The acquisition has been accounted for as a purchase and, accordingly, assets acquired and liabilities assumed have been recorded at estimated fair values based on information currently available. The results of operations of KAEC have been included in the consolidated statement of operations since the date of acquisition. Pro forma financial information is not presented, as the effect of the acquisition was not material to the Company's results of operations or financial position.

3.      Inventories are summarized as follows (in millions):

                                                         December 31  September 30
                                                             2000          2000
                                                         -----------  ------------
        Finished goods.................................    $   223       $   220
        Work in process................................        171           167
        Raw materials, parts, and supplies.............        251           223
                                                           -------       -------

        Inventories....................................    $   645       $   610
                                                           =======       =======


4.      Short-term debt consisted of the following (in millions):

                                                         December 31  September 30
                                                            2000           2000
                                                         -----------  -------------
        Commercial paper...............................    $   430       $     -
        Short-term bank borrowings.....................         14            15
        Current portion of long-term debt..............          1             1
                                                           -------       -------

        Short-term debt................................    $   445       $    16
                                                           =======       =======

        During the first quarter of 2001, the Company issued $430 million of commercial paper, of which approximately $300 million was used to fund the acquisition of the Kaiser Aerospace and Electronics business, with the balance used for general corporate purposes. The weighted average interest rate of the commercial paper outstanding at December 31, 2000 was 6.8 percent.

5. Comprehensive income for the three months ended December 31, 2000 was $142 million compared to $151 million for the three months ended December 31, 1999.

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

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. The sales and results of operations of the Company's reportable segments are summarized as follows (in millions):

                                                      Three Months Ended December 31,
                                                    ----------------------------------
                                                                    Segment Operating
                                                       Sales             Earnings
                                                    --------------  ------------------
                                                      2000   1999     2000     1999
                                                    ------- ------  -------   --------
        Control Systems...........................  $  883  $  872  $  144    $  166
        Power Systems.............................     172     171       9        17
        Other Businesses..........................      52      56       2         4
                                                    ------  ------  ------    ------

          Sales and Segment Operating Earnings....   1,107   1,099     155       187

        Goodwill & Purchase Accounting Items......                     (19)      (20)
        General Corporate - Net...................                     (16)      (18)
        Interest Expense..........................                     (18)      (21)
        Provision for Income Taxes................                     (33)      (41)
                                                    ------  ------  ------    ------

          Continuing Operations...................   1,107   1,099      69        87
                                                    ------  ------  ------    ------

        Discontinued Rockwell Collins
          Sales and Segment Operating Earnings....     589     561     109       107
          Goodwill & Purchase Accounting Items....                     (11)       (2)
          Provision for Income Taxes..............                     (33)      (35)
                                                    ------  ------  ------    ------

        Total Discontinued Rockwell Collins.......     589     561      65        70
                                                    ------  ------  ------    ------

        Sales/Net Income..........................  $1,696  $1,660  $  134    $  157
                                                    ======  ======  ======    ======

        Identifiable assets of the Control Systems and Power Systems segments at September 30, 2000 were $2.6 billion and $1.1 billion, respectively.

        In connection with the planned spin-off of Rockwell Collins, the Company revised its operating business segments with the former Automation segment now being managed separately as Control Systems and Power Systems. Other Businesses continues to be comprised of Rockwell Electronic Commerce and Rockwell Science Center.

        Effective October 1, 2000, management changed its method of evaluating segment performance by excluding from segment operating earnings all purchase accounting items, including depreciation and intangible asset amortization. Management believes the exclusion of these items provides additional insight into the operating performance of the segments.

        Prior period amounts have been reclassified to conform to the current presentation.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Sales in the 2001 first quarter of $1.7 billion, including sales of the discontinued Rockwell Collins business, were up $36 million from the 2000 first quarter. Net income for the 2001 first quarter was $134 million, or 73 cents per diluted share, compared to $157 million, or 81 cents per diluted share, for the first quarter of 2000. Earnings per diluted share decreased from the prior year primarily due to lower operating earnings at Control Systems and Power Systems and amortization of additional goodwill and other purchase accounting items associated with acquisitions at Rockwell Collins which were partially offset by lower shares outstanding.

CONTINUING OPERATIONS

Sales of continuing operations were approximately $1.1 billion in the first quarter of 2001 and 2000. Income from continuing operations in the 2001 first quarter was $69 million, or 38 cents per diluted share, compared to $87 million, or 45 cents per diluted share, for the first quarter of 2000.

Control Systems

Control Systems' sales in the 2001 first quarter of $883 million were $11 million higher than the 2000 first quarter with unit volume shipments up at double digit rates in Europe, Asia Pacific and Latin America more than offsetting the effect of softer markets in North America. The stronger dollar throughout most of the first quarter of 2001, particularly against the euro, reduced sales by $35 million relative to the same period a year ago. Excluding translation, which reduced the dollar value of sales by three percent, and excluding the positive effect of acquisitions, which increased sales by one percent, Control Systems' revenues were up by more than three percent over the same period last year.

Operating earnings of $144 million were $22 million lower than in the 2000 first quarter due to product mix in North America and about $10 million resulting from currency exchange rate fluctuations. Control Systems' return on sales for the 2001 first quarter was 16.3 percent compared to 19.0 percent in the 2000 first quarter.

Power Systems

Power Systems' sales in the 2001 first quarter of $172 million were up from the 2000 first quarter sales of $171 million with a nine percent sales increase at the motors business offsetting lower volume in the mechanical business. Operating earnings in the 2001 first quarter of $9 million were down from $17 million in the same period a year ago primarily due to product mix and higher investments in process improvement and cost reduction programs. Power Systems' return on sales was 5.2 percent in the 2001 first quarter compared to 9.9 percent in the 2000 first quarter.

Other Businesses

Sales at Rockwell Electronic Commerce and Rockwell Science Center of $52 million in the 2001 first quarter were down $4 million from the 2000 first quarter with increasing business activity at Rockwell Science Center partially offsetting lower volume at Rockwell Electronic Commerce. Operating earnings declined in the 2001 first quarter compared to the 2000 first quarter due to lower volume at Rockwell Electronic Commerce.

                       ROCKWELL INTERNATIONAL CORPORATION


DISCONTINUED OPERATIONS

Rockwell Collins' sales in the 2001 first quarter of $589 million were up $28 million from the 2000 first quarter. The Kaiser Aerospace and Electronics and Sony Trans Com acquisitions each contributed approximately $30 million of sales in the 2001 first quarter. Higher sales at business and regional systems and commercial air transport partially offset lower sales at the passenger systems and government systems businesses. Operating earnings in the 2001 first quarter of $109 million were up from last year despite higher investments in new product development. Rockwell Collins' return on sales was 18.5 percent in the 2001 first quarter compared to 19.1 percent in the 2000 first quarter.

Income from discontinued operations, net of tax in the 2001 first quarter was $65 million, or 35 cents per diluted share, compared to $70 million, or 36 cents per diluted share, for the first quarter of 2000. This decrease was primarily due to amortization of additional goodwill and other purchase accounting items associated with acquisitions.

OUTLOOK FOR COMBINED BUSINESSES

Management of the Company continues to forecast a generally weak economic environment for the Control Systems and Power Systems businesses for the next six months. As a result, the Company will continue to take the necessary actions, including working capital management and tight control of discretionary expenses, to allow the Company to meet, or exceed, its earnings forecast. Assuming the current level of business activity continues throughout the rest of the year and excluding expenses associated with the Rockwell Collins spin-off, full year earnings for the combined businesses are expected to be about $3.25 per diluted share.

FINANCIAL CONDITION

CONTINUING OPERATIONS

The major uses of cash for the first three months of 2001 were for cash dividends paid to shareowners of $47 million, property additions of $29 million and repurchases of common stock. The Company spent $63 million in the first three months of 2001 in connection with its stock repurchase program. At December 31, 2000, the Company had approximately $104 million remaining on its current $250 million stock repurchase program.

During the 2001 first quarter, the Company issued $430 million of commercial paper, the majority of which was used to fund the acquisition of the Kaiser Aerospace and Electronics business with the balance used for general corporate purposes.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions and dividends to shareowners and may include acquisitions.

DISCONTINUED OPERATIONS

Cash used for discontinued operations in the 2001 first quarter was $328 million, including $273 million for the acquisition of the Kaiser Aerospace and Electronics business and $18 million for property additions.

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 37 and 38 in Note 16 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at December 31, 2000, there has been no material change to this information.

                       ROCKWELL INTERNATIONAL CORPORATION


CAUTIONARY STATEMENT

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes", "expected", "anticipate", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained in pages 16 and 17 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at December 31, 2000, there has been no material change to this information.

                       ROCKWELL INTERNATIONAL CORPORATION


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company's Measurement & Flow Control Division prior to its divestiture in March 1989. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court's judgment and directed entry of judgment in the Company's favor on all claims as a matter of law. On November 16, 2000 the Kentucky Supreme Court granted plaintiffs' motion for discretionary review of the Appellate Court ruling.

         On December 27, 1995, one shareowner, purporting to act derivatively on behalf of the Company, commenced an action in the Superior Court of the State of California for the County of Orange against 13 of the Company's directors, and the Company as a nominal defendant, alleging principally breaches of fiduciary duties in failing properly to manage the business of the Company in a manner to prevent certain violations of applicable federal and state laws, including environmental laws, by certain named and unnamed employees or agents of the Company. The action seeks declaratory judgment, damages suffered by the Company as a result of the alleged conduct, plaintiffs' costs and expenses and other proper relief. On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. In August 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs, and a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. On February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. Trial for the consolidated action was held in Orange County in November and December 2000, and on January 18, 2001 the court issued a Minute Order finding that the director-defendants did not breach their duties to the Company's shareowners and directing entry of judgment in favor of the director-defendants.

Item 2.  Changes in Securities and Use of Proceeds

         (c) On October 2, 2000, the Company paid a portion of the annual retainer fees for fiscal 2001 for non-employee directors by issuing 1,211 shares of restricted stock to Betty C. Alewine (of which 309 shares were issued as retainer fees for the period from April 8, 2000 to September 30, 2000), 301 shares of restricted stock to Donald R. Beall, and 902 shares to each of the following directors: George L. Argyros, William H. Gray, III, William T. McCormick, Jr., John D. Nichols, Bruce M. Rockwell, Robert B. Shapiro and Joseph F. Toot, Jr. On November 1, 2000, the Company paid a portion of the annual retainer fees for a non-employee director by issuing 622 shares of restricted stock to J. Michael Cook. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 5.  Other Information

         Government Contracts

         For information on the Company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in
         Item 1, Business, on page 2 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             Exhibit 12  -   Computation  of Ratio of Earnings to Fixed Charges
                             for the Three Months Ended December 31, 2000

         (b) Reports on Form 8-K during the quarter ended December 31, 2000:

             None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        ROCKWELL INTERNATIONAL CORPORATION
                                                   (Registrant)




Date:   February 7, 2001                By  W. E. Sanders
      --------------------                --------------------------------
                                            W. E. Sanders
                                            Vice President & Controller
                                            (Principal Accounting Officer)




Date:   February 7, 2001                By  W. J. Calise, Jr.
      --------------------                --------------------------------
                                            W. J. Calise, Jr.
                                            Senior Vice President,
                                            General Counsel and Secretary