Form 10-Q
period 2001-03-31
ROCKWELL INTERNATIONAL CORP
filed 2001-05-09
CIK 1024478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended                 March 31, 2001
                              --------------------------------------------------


Commission file number                             1-12383
                      ----------------------------------------------------------


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


                                 Yes   X     No
                                      ---        ---


182,857,281 shares of registrant's Common Stock, $1.00 par value, were outstanding on April 30, 2001.

                       ROCKWELL INTERNATIONAL CORPORATION


                                      INDEX

                                                                                                        Page No.
                                                                                                        --------

PART I.   FINANCIAL INFORMATION:

          Item 1.  Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheet--
                   March 31, 2001 and September 30, 2000....................................................2

                   Condensed Consolidated Statement of Operations--
                   Three and Six Months Ended March 31, 2001 and 2000.......................................3

                   Condensed Consolidated Statement of Cash Flows--
                   Six Months Ended March 31, 2001 and 2000.................................................4

                   Notes to Condensed Consolidated Financial Statements.....................................5

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............................................8

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................12



PART II.  OTHER INFORMATION:

          Item 1.  Legal Proceedings.......................................................................12

          Item 4.  Submission of Matters to a Vote of Security Holders.....................................13

          Item 5.  Other Information.......................................................................13

          Item 6.  Exhibits and Reports on Form 8-K........................................................13

Signatures.................................................................................................14

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                    March 31,     September 30,
                                                                      2001            2000
                                                                    ---------     -------------
                                     ASSETS
                                     ------
Current assets:
   Cash ......................................................       $   190        $   183
   Receivables ...............................................           733            737
   Inventories ...............................................           640            610
   Deferred income taxes .....................................           139            143
   Other current assets ......................................           143            201
   Net current assets of Rockwell Collins ....................           746            569
                                                                     -------        -------

         Total current assets ................................         2,591          2,443

Property (net of accumulated depreciation:
   March 31, 2001, $1,134; September 30, 2000, $1,060) .......         1,148          1,194
Intangible assets (net of accumulated amortization:
   March 31, 2001, $577; September 30, 2000, $539) ...........         1,232          1,255
Other assets .................................................            47             54
Net long-term assets of Rockwell Collins .....................           597            310
                                                                     -------        -------

                  TOTAL ......................................       $ 5,615        $ 5,256
                                                                     =======        =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
                       -----------------------------------

Current liabilities:
   Short-term debt ...........................................       $   412        $    16
   Accounts payable ..........................................           384            480
   Compensation and benefits .................................           235            226
   Income taxes payable ......................................            99            119
   Other current liabilities .................................           188            216
                                                                     -------        -------

         Total current liabilities ...........................         1,318          1,057

Long-term debt ...............................................           924            924
Retirement benefits ..........................................           200            216
Other liabilities ............................................           379            390

Shareowners' equity:
   Common stock (shares issued: 216.4) .......................           216            216
   Additional paid-in capital ................................           974            967
   Retained earnings .........................................         3,507          3,363
   Accumulated other comprehensive loss ......................          (177)          (166)
   Restricted stock compensation .............................            (2)            (2)
   Common stock in treasury, at cost (shares held:
     March 31, 2001, 33.6, September 30, 2000, 32.9) .........        (1,724)        (1,709)
                                                                     -------        -------

         Total shareowners' equity ...........................         2,794          2,669
                                                                     -------        -------

                  TOTAL ......................................       $ 5,615        $ 5,256
                                                                     =======        =======


            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended     Six Months Ended
                                                                        March 31,             March 31,
                                                                   ------------------     -----------------
                                                                      2001    2000         2001      2000
                                                                   -------   --------     -------  --------
Revenues:
   Sales.......................................................    $ 1,163   $ 1,169      $ 2,270  $ 2,268
   Other income, net...........................................          8        28           21       35
                                                                   -------   -------      -------  -------

     Total revenues............................................      1,171     1,197        2,291    2,303
                                                                   -------   -------      -------  -------

Costs and expenses:
   Cost of sales...............................................        778       767        1,522    1,484
   Selling, general, and administrative........................        263       262          519      502
   Interest....................................................         28        17           46       38
                                                                   -------   -------      -------  -------

     Total costs and expenses..................................      1,069     1,046        2,087    2,024
                                                                   -------   -------      -------  -------

Income from continuing operations before income taxes..........        102       151          204      279

Income tax provision...........................................         31        49           64       90
                                                                   -------   -------      -------  -------

Income from continuing operations..............................         71       102          140      189

Income from discontinued operations, net of tax................         54        62          119      132
                                                                   -------   -------      -------  -------

Net income.....................................................    $   125   $   164      $   259  $   321
                                                                   =======   =======      =======  =======

Basic earnings per share:
   Continuing operations.......................................    $  0.39   $  0.54      $  0.77  $  1.00
   Discontinued operations.....................................       0.29      0.33         0.65     0.69
                                                                   -------   -------      -------  -------

   Net income..................................................    $  0.68   $  0.87      $  1.42  $  1.69
                                                                   =======   =======      =======  =======

Diluted earnings per share:
   Continuing operations.......................................    $  0.38   $  0.53      $  0.76  $  0.98
   Discontinued operations.....................................       0.29      0.32         0.64     0.69
                                                                   -------   -------      -------  -------

   Net income..................................................    $  0.67   $  0.85      $  1.40  $  1.67
                                                                   =======   =======      =======  =======

Cash dividends per share.......................................    $ 0.255   $ 0.255      $  0.51  $  0.51
                                                                   =======   =======      =======  =======

Weighted average outstanding shares:
   Basic.......................................................      182.4     189.5        182.4    189.8
                                                                   =======   =======      =======  =======
   Diluted (includes effect of stock options)..................      185.3     192.0        185.0    192.4
                                                                   =======   =======      =======  =======


            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                                       Six Months Ended
                                                                                           March 31,
                                                                                       ------------------
                                                                                       2001         2000
                                                                                       -----        -----
CONTINUING OPERATIONS:

OPERATING ACTIVITIES:
Income from continuing operations ..............................................       $ 140        $ 189
Adjustments to arrive at cash provided by operating activities:
   Depreciation ................................................................          99           95
   Amortization of intangible assets ...........................................          38           37
   Net gain on dispositions of property and businesses .........................          (9)         (18)
   Changes in assets and liabilities, excluding effects of acquisitions and divestitures and foreign currency adjustments:
       Receivables .............................................................           2           18
       Inventories .............................................................         (31)         (21)
       Accounts payable ........................................................         (96)         (36)
       Income taxes payable ....................................................          41           82
       Compensation and benefits ...............................................           9          (55)
       Other assets and liabilities ............................................         (45)         (39)
                                                                                       -----        -----
         CASH PROVIDED BY OPERATING ACTIVITIES .................................         148          252
                                                                                       -----        -----

INVESTING ACTIVITIES:
Property additions .............................................................         (68)         (98)
Acquisitions of businesses, net of cash acquired ...............................          (6)         (60)
Proceeds from the dispositions of property and businesses ......................          13           57
                                                                                       -----        -----
         CASH USED FOR INVESTING ACTIVITIES ....................................         (61)        (101)
                                                                                       -----        -----

FINANCING ACTIVITIES:
Increase (decrease) in debt ....................................................         395         (163)
Purchases of treasury stock ....................................................         (63)        (111)
Cash dividends .................................................................         (93)         (97)
Proceeds from the exercise of stock options ....................................          24           14
                                                                                       -----        -----
         CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ......................         263         (357)
                                                                                       -----        -----

Effect of exchange rate changes on cash ........................................           2            6
                                                                                       -----        -----

CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS ..............................         352         (200)
                                                                                       -----        -----

Cash (Used for) Provided by Discontinued Operations ............................        (345)           9
                                                                                       -----        -----
INCREASE (DECREASE)  IN CASH ...................................................           7         (191)
CASH AT BEGINNING OF PERIOD ....................................................         183          356
                                                                                       -----        -----
CASH AT END OF PERIOD ..........................................................       $ 190        $ 165
                                                                                       =====        =====


            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. In the opinion of management of Rockwell International Corporation (the Company or Rockwell), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the results for the full year.

        It is the Company's practice at the end of each interim reporting period to make an estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

2. In December 2000, the Company announced its intention to spin-off its Rockwell Collins avionics and communications business unit into a separately traded, publicly held company. The spin-off is subject to several conditions, including receipt of a ruling by the U.S. Internal Revenue Service that the transaction will qualify as a tax-free distribution. The shares of the new Rockwell Collins company will be distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each Rockwell share. The transaction is expected to be completed in June 2001.

        The net assets of Rockwell Collins are summarized as follows (in millions):

                                                           March 31,   September 30,
                                                             2001          2000
                                                           ---------   -------------

        Cash ........................................       $    10       $     7
        Receivables .................................           517           513
        Inventories .................................           813           656
        Other current assets ........................           179           156
                                                            -------       -------

            Total current assets ....................         1,519         1,332

        Accounts payable ............................           206           220
        Other current liabilities ...................           567           543
                                                            -------       -------

            Total current liabilities ...............           773           763
                                                            -------       -------

        Net current assets of Rockwell Collins ......       $   746       $   569
                                                            =======       =======

        Property ....................................       $   481       $   422
        Other assets ................................           582           318
                                                            -------       -------

            Total long-term assets ..................         1,063           740

        Long-term liabilities .......................           466           430
                                                            -------       -------

        Net long-term assets of Rockwell Collins ....       $   597       $   310
                                                            =======       =======

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        In December 2000, Rockwell Collins acquired Kaiser Aerospace and Electronics Corporation (KAEC). KAEC is a leading supplier of cockpit display solutions for tactical aircraft, optical technologies for instrumentation and communication, and specialized aircraft products for the defense and aerospace industry. The purchase price, net of cash acquired, was approximately $300 million, of which $292 million was paid through March 31, 2001.

        The acquisition has been accounted for as a purchase and, accordingly, assets acquired and liabilities assumed have been recorded at estimated fair values, on a preliminary basis, based on information currently available. The results of operations of KAEC have been included in the consolidated statement of operations since the date of acquisition. Pro forma financial information is not presented, as the effect of the acquisition was not material to the Company's results of operations or financial position.

3.      Inventories are summarized as follows (in millions):


                                                          March 31,   September 30,
                                                            2001          2000
                                                         ---------    -------------

        Finished goods.............................      $     227      $     220
        Work in process............................            170            167
        Raw materials, parts, and supplies.........            243            223
                                                         ---------      ---------

        Inventories................................      $     640      $     610
                                                         =========      =========




4       Short-term debt consisted of the following (in millions):

                                                          March 31,     September 30,
                                                            2001            2000
                                                          ---------     -------------

        Commercial paper...........................      $     400      $       -
        Short-term bank borrowings.................             11             15
        Current portion of long-term debt..........              1              1
                                                         ---------      ---------

        Short-term debt............................      $     412      $      16
                                                         =========      =========


        The weighted average interest rate of the commercial paper outstanding at March 31, 2001 was 5.2 percent.

5. Comprehensive income for the three months ended March 31, 2001 was $96 million compared to $158 million for the three months ended March 31, 2000. Comprehensive income for the six months ended March 31, 2001 was $238 million compared to $309 million for the six months ended March 31, 2000.

6. Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. In addition, Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's consolidated financial statements.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. The sales and results of operations of the Company's reportable segments are summarized as follows (in millions):


                                                   Three Months Ended March 31,           Six Months Ended March 31,
                                                ---------------------------------     ---------------------------------
                                                      Sales           Earnings             Sales           Earnings
                                                ----------------  ---------------     ---------------  ----------------
                                                  2001    2000     2001     2000       2001     2000     2001    2000
                                                -------  -------  -------  ------     ------  -------  -------  -------


Control Systems.............................    $   904  $   911  $   142  $  158     $1,787  $ 1,783  $   286  $   324
Power Systems...............................        199      201       19      23        371      372       28       40
Other Businesses............................         60       57        5       7        112      113        7       11
                                                -------  -------  -------  ------     ------  -------  -------  -------

Sales and Segment Operating Earnings........      1,163    1,169      166     188      2,270    2,268      321      375

Goodwill & Purchase Accounting Items........                          (21)    (20)                         (40)     (40)
General Corporate - Net.....................                          (15)     14                          (31)      (4)
Loss on Disposition of a Business...........                            -     (14)                           -      (14)
Interest Expense............................                          (28)    (17)                         (46)     (38)
Provision for Income Taxes..................                          (31)    (49)                         (64)     (90)
                                                -------  -------  -------  ------     ------  -------  -------  -------

Continuing Operations.......................      1,163    1,169       71     102      2,270    2,268      140      189
                                                -------  -------  -------  ------     ------  -------  -------  -------

Discontinued Rockwell Collins
Sales and Segment Operating Earnings........        688      615       90     100      1,277    1,176      199      207
Goodwill & Purchase Accounting Items........                          (10)     (2)                         (21)      (4)
Losses From Equity Affiliates...............                            -      (6)                           -       (6)
Provision for Income Taxes..................                          (26)    (30)                         (59)     (65)
                                                -------  -------  -------  ------     ------  -------  -------  -------

Total Discontinued Rockwell Collins.........        688      615       54      62      1,277    1,176      119      132
                                                -------  -------  -------  ------     ------  -------  -------  -------

Sales/Net Income............................    $ 1,851  $ 1,784  $   125  $  164     $3,547  $ 3,444  $   259  $   321
                                                =======  =======  =======  ======     ======  =======  =======  =======

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

In December 2000, the Company announced its intention to spin-off its Rockwell Collins avionics and communications business into a separately traded, publicly held company. The spin-off is subject to several conditions including receipt of a ruling by the U.S. Internal Revenue Service that the transaction will qualify as a tax-free distribution. The shares of the new Rockwell Collins company will be distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each Rockwell share. The transaction is expected to be completed in June 2001. As a result, Rockwell Collins is being presented as a discontinued operation.

2001 SECOND QUARTER COMPARED TO 2000 SECOND QUARTER

COMBINED BUSINESSES

Sales in the 2001 second quarter of $1,851 million, including sales of the discontinued Rockwell Collins business, were up $67 million from the 2000 second quarter. Net income for the 2001 second quarter was $125 million, or 67 cents per diluted share, compared to $164 million, or 85 cents per diluted share, for the second quarter of 2000. Excluding a non-recurring after-tax charge related to Rockwell Collins' In-Flight Network joint venture of $16 million, or nine cents per diluted share, net income in the second quarter of 2001 was $141 million, or 76 cents per diluted share. Earnings per diluted share, excluding the non-recurring charge, decreased from the prior year primarily due to lower segment operating earnings in our continuing businesses, higher interest expense resulting from increased commercial paper borrowings and higher amortization of goodwill and other purchase accounting items resulting from recent acquisitions at Rockwell Collins, which were partially offset by lower shares outstanding. In addition, earnings per diluted share in the 2000 second quarter included a net after-tax gain of $12 million, or six cents per diluted share, on the sale of real estate which was partially offset by a loss on the sale of a Power Systems business.

CONTINUING OPERATIONS

Sales of continuing operations were approximately $1.2 billion in the second quarter of 2001 and 2000. Income from continuing operations in the 2001 second quarter was $71 million, or 38 cents per diluted share, compared to $102 million, or 53 cents per diluted share, for the second quarter of 2000. Income from continuing operations in the 2000 second quarter included a net after-tax gain of $12 million, or six cents per diluted share, on the sale of real estate which was partially offset by a loss on the sale of a Power Systems business.

CONTROL SYSTEMS

Control Systems' sales in the 2001 second quarter of $904 million were about the same as the 2000 second quarter despite continued difficult market conditions for automation products in North America. Shipments outside of North America, before the effect of currency rate fluctuations, were higher in the 2001 second quarter and included increases of seven percent in Europe, 17 percent in Asia Pacific and 19 percent in Latin America. These improvements, combined with higher LogixTM product sales, more than offset the effects of continued softness in North American markets. Second quarter sales were reduced by about $20 million resulting from a stronger dollar in 2001, particularly against the euro, relative to the same period a year ago.

Segment operating earnings in the 2001 second quarter of $142 million were $16 million lower than in the 2000 second quarter due to lower North American volume and costs resulting from planned lower capacity utilization. Control Systems' return on sales for the 2001 second quarter was 15.7 percent compared to 17.3 percent in the 2000 second quarter.

                       ROCKWELL INTERNATIONAL CORPORATION

POWER SYSTEMS

Power Systems' sales in the 2001 second quarter of $199 million were about the same as 2000 second quarter sales of $201 million, with a six percent sales increase at the motors business offsetting lower volume in mechanical products. Segment operating earnings in the 2001 second quarter of $19 million were down from $23 million in the same period a year ago primarily due to product mix. Power Systems' return on sales was 9.5 percent in the 2001 second quarter compared to 11.4 percent in the 2000 second quarter.

OTHER BUSINESSES

Sales at Rockwell Electronic Commerce and Rockwell Science Center of $60 million in the 2001 second quarter increased $3 million from the 2000 second quarter, with increasing business activity at Rockwell Science Center more than offsetting lower volume at Rockwell Electronic Commerce. Segment operating earnings declined $2 million in the 2001 second quarter compared to the 2000 second quarter due to lower sales volume at Rockwell Electronic Commerce.

General corporate-net in the second quarter of 2000 included a $32 million gain on the sale of real estate.

DISCONTINUED OPERATIONS

Rockwell Collins' sales in the 2001 second quarter of $688 million were up $73 million from the 2000 second quarter. The Kaiser Aerospace and Electronics and Sony Trans Com acquisitions completed in December 2000 and July 2000, respectively, contributed $81 million of sales in the 2001 second quarter. Excluding acquisitions, sales in the second quarter of 2001 were slightly lower than the 2000 second quarter, with a six percent increase in sales of commercial avionics products offset by lower sales of wide-body in-flight entertainment products and lower sales at the government systems business. Segment operating earnings in the 2001 second quarter include a $24 million non-recurring charge for the write-off of In-Flight Network inventory. Excluding this charge, segment operating earnings were up 14 percent to $114 million due to earnings generated by Kaiser Aerospace and Electronics and Sony Trans Com. Rockwell Collins' return on sales was 16.6 percent in the 2001 second quarter, excluding the charge related to In-Flight Network, compared to 16.3 percent in the 2000 second quarter.

Income from discontinued operations, net of tax in the 2001 first quarter was $54 million, or 29 cents per diluted share, compared to $62 million, or 32 cents per diluted share, for the first quarter of 2000. Excluding the charge related to In-Flight Network, income from discontinued operations, net of tax, was $70 million, or 38 cents per share, in the 2001 first quarter.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

COMBINED BUSINESSES

Sales in the first six months of 2001 of $3,547 million, including sales of the discontinued Rockwell Collins business, were up $103 million from the first six months of 2000. Net income for the first six months of 2001 was $259 million, or $1.40 per diluted share, compared to $321 million, or $1.67 per diluted share, for the first six months of 2000. Excluding a non-recurring after-tax charge related to the In-Flight Network joint venture of $16 million, or nine cents per diluted share, net income in the first six months of 2001 was $275 million, or $1.49 per diluted share. Earnings per diluted share, excluding the non-recurring charge, decreased from the prior year primarily due to lower operating earnings at our continuing businesses, higher interest expense resulting from increased commercial paper borrowings and higher amortization of goodwill and other purchase accounting items resulting from recent acquisitions at Rockwell Collins, which were partially offset by lower shares outstanding. In addition, earnings per diluted share in the first six months of 2000 included a net after-tax gain of $12 million, or six cents per diluted share, on the sale of real estate which was partially offset by a loss on the sale of a Power Systems business.

                       ROCKWELL INTERNATIONAL CORPORATION

CONTINUING OPERATIONS

Sales of continuing operations were approximately $2.3 billion in the first six months of 2001 and 2000. Income from continuing operations in the first six months of 2001 was $140 million, or 76 cents per diluted share, compared to $189 million, or 98 cents per diluted share, for the first six months of 2000. Income from continuing operations in the first six months of 2000 included a net after-tax gain of $12 million, or six cents per diluted share, on the sale of real estate which was partially offset by a loss on the sale of a Power Systems business.

CONTROL SYSTEMS

Control Systems' sales in the first six months of 2001 of $1.8 billion were about the same as the first six months of 2000 despite difficult market conditions for automation products in North America. Shipments outside of North America, before the effect of currency rate fluctuations, were higher and included increases of 12 percent in Europe, 16 percent in Asia Pacific and 18 percent in Latin America. These improvements, combined with higher LogixTM product sales, more than offset the effects of continued softness in North American markets. Sales in the first six months of 2001 were reduced by about $55 million resulting from a stronger dollar in 2001, particularly against the euro, relative to the same period a year ago.

Segment operating earnings of $286 million were $38 million lower than in the first six months of 2000 due to lower North American volume, costs resulting from planned lower capacity utilization and about $10 million resulting from currency exchange rate fluctuations. Control Systems' return on sales for the first six months of 2001 was 16.0 percent compared to 18.2 percent in the first six months of 2000.

POWER SYSTEMS

Power Systems' sales in the first six months of 2001 of $371 million were about the same as the first six months of 2000, with a seven percent increase at the motors business offsetting lower volume in mechanical products. Segment operating earnings in the first six months of 2001 of $28 million were down from $40 million in the same period a year ago primarily due to product mix. Power Systems' return on sales was 7.5 percent in the first six months of 2001 compared to 10.8 percent in the first six months of 2000.

OTHER BUSINESSES

Sales at Rockwell Electronic Commerce and Rockwell Science Center of $112 million in the first six months of 2001 were about the same as the first six months of 2000, with increasing business activity at Rockwell Science Center offsetting lower sales volume at Rockwell Electronic Commerce. Segment operating earnings declined $4 million in the first six months of 2001 compared to the first six months of 2000 due to lower sales volume at Rockwell Electronic Commerce.

General corporate-net in the first six months of 2000 included a $32 million gain on the sale of real estate.

DISCONTINUED OPERATIONS

Rockwell Collins' sales in the first six months of 2001 of $1,277 million were up $101 million from the first six months of 2000. The Kaiser Aerospace and Electronics and Sony Trans Com acquisitions contributed $142 million of sales in the first six months of 2001. Excluding acquisitions, sales in the first six months of 2001 decreased $41 million, with a 10 percent increase in sales of commercial avionics products offset by lower sales of wide-body in-flight entertainment products and lower sales at the government systems business. Segment operating earnings in the first six months of 2001 include a $24 million non-recurring charge for the write-off of In-Flight Network inventory. Excluding this charge, segment operating earnings were up eight percent to $223 million due to earnings generated by Kaiser Aerospace and Electronics and Sony Trans Com. Rockwell Collins' return on sales was 17.5 percent in the first six months of 2001, excluding the charge related to In-Flight Network, compared to 17.6 percent in the first six months of 2000.

Income from discontinued operations, net of tax in the first six months of 2001 was $119 million, or 64 cents per diluted share, compared to $132 million, or 69 cents per diluted share, for the first six months of 2000. Excluding the charge related to In-Flight Network, income from discontinued operations, net of tax, was $135 million, or 73 cents per share. The increase in earnings per diluted share is primarily the result of lower shares outstanding.

                       ROCKWELL INTERNATIONAL CORPORATION

INCOME TAXES

The second quarter 2001 effective income tax rate for continuing operations of
30.4 percent was lower than the 2000 second quarter rate of 32.5 percent. The effective income tax rate for continuing operations for the first six months of 2001 of 31.4 percent was lower than the 32.3 percent for the same period in 2000. Management expects the effective income tax rate for continuing operations for the full year 2001 to be approximately 31.4 percent. The lower tax rate in 2001 reflects the continuing benefits of our ongoing tax planning initiatives.

OUTLOOK FOR COMBINED BUSINESSES

Assuming general industrial business conditions remain unchanged in the third quarter and improve in the fourth quarter, management would expect full year earnings for the combined Rockwell businesses to be near the high end of analysts' estimates, excluding costs and expenses associated with the Rockwell Collins spin-off. However, if business conditions do not improve, full year earnings for the combined businesses could be near the low end of analysts' estimates. The range of analysts' full year estimates of earnings for the combined Rockwell businesses as published by First Call/Thomson Financial is $3.03 per diluted share to $3.25 per diluted share as of May 9, 2001.

FINANCIAL CONDITION

CONTINUING OPERATIONS

The major uses of cash for the first six months of 2001 were for cash dividends paid to shareowners of $93 million, property additions of $68 million and repurchases of common stock. The Company spent $63 million in the first six months of 2001 in connection with its stock repurchase program. At March 31, 2001, the Company had approximately $104 million remaining on its current $250 million stock repurchase program.

During the first six months of 2001, commercial paper borrowings outstanding increased $400 million. The majority of the proceeds were used to fund the acquisition of the Kaiser Aerospace and Electronics business with the balance used for general corporate purposes.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions and dividends to shareowners and may include acquisitions.

DISCONTINUED OPERATIONS

Cash used for discontinued operations in the first six months of 2001 was $345 million, including $292 million for the acquisition of the Kaiser Aerospace and Electronics business and $50 million for property additions.

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 37 and 38 in Note 16 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at March 31, 2001, there has been no material change to this information.

                       ROCKWELL INTERNATIONAL CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes", "expect", "anticipate", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; domestic and foreign government spending, budgetary and trade policies; demand for and market acceptance of new and existing products; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained on pages 16 and 17 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at March 31, 2001, there has been no material change to this information.


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

On December 27, 1995, one shareowner, purporting to act derivatively on behalf of the Company, commenced an action in the Superior Court of the State of California for the County of Orange against 13 of the Company's directors, and the Company as a nominal defendant, alleging principally breaches of fiduciary duties in failing properly to manage the business of the Company in a manner to prevent certain violations of applicable federal and state laws, including environmental laws, by certain named and unnamed employees or agents of the Company. The action seeks declaratory judgment, damages suffered by the Company as a result of the alleged conduct, plaintiffs' costs and expenses and other proper relief. On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. In August 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs, and a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County Suit. On February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William H. Gray, III. Trial for the consolidated action was held in Orange County in November and December 2000. On January 18, 2001 the court issued a Minute Order finding that the director-defendants did not breach their duties to the Company's shareowners and on March 2, 2001 the court entered judgment in favor of the director-defendants. Plaintiffs have filed a notice of appeal.

                       ROCKWELL INTERNATIONAL CORPORATION

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The annual meeting of shareowners of the Company was held on
                February 7, 2001.

            (b) At the annual meeting, the shareowners:

                (i) voted to elect four directors of the Company. Each nominee for director was elected to a term expiring in 2004 by a vote of the shareowners as follows:

                                       Affirmative         Votes
                                          Votes          Withheld
                                      -----------       -----------

George L. Argyros                     161,344,956         2,328,156
Don H. Davis, Jr.                     161,334,232         2,338,880
William H. Gray, III                  161,262,215         2,410,897
William T. McCormick, Jr.             161,375,514         2,297,598


                (ii) voted on a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes                     162,052,981
Negative votes                            677,281
Abstentions                               942,850



Item 5.     Other Information

            Government Contracts

            For information on the Company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts in Item 1, Business, on page 2 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits:

                     Exhibit 12      - Computation of Ratio of Earnings to Fixed
                                       Charges for the Six Months Ended March
                                       31, 2001

            (b)      Reports on Form 8-K during the quarter ended March 31,
                     2001:

                     None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           ROCKWELL INTERNATIONAL CORPORATION
                                           ----------------------------------
                                                     (Registrant)




Date:         May 9, 2001                  By   W. E. Sanders
       ---------------------------              --------------------------------
                                                W. E. Sanders
                                                Vice President & Controller
                                                (Principal Accounting Officer)




Date:         May 9, 2001                  By   W. J. Calise, Jr.
       ---------------------------              --------------------------------
                                                W. J. Calise, Jr.
                                                Senior Vice President,
                                                General Counsel and Secretary