Form 10-Q
period 2001-06-30
ROCKWELL INTERNATIONAL CORP
filed 2001-08-09
CIK 1024478

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended              June 30, 2001
                              -------------------------------------------------



Commission file number                        1-12383
                      ---------------------------------------------------------



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



        777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin 53202
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


Registrant's telephone number,
including area code                              (414) 212-5299
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

183,581,465 shares of registrant's Common Stock, $1.00 par value, were outstanding on July 31, 2001.

                       ROCKWELL INTERNATIONAL CORPORATION




                                     INDEX


                                                                                     Page No.
PART I.  FINANCIAL INFORMATION:

         Item 1. Condensed Consolidated Financial Statements:

                 Condensed Consolidated Balance Sheet--
                 June 30, 2001 and September 30, 2000....................................2

                 Condensed Consolidated Statement of Operations--
                 Three and Nine Months Ended June 30, 2001 and 2000......................3

                 Condensed Consolidated Statement of Cash Flows--
                 Nine Months Ended June 30, 2001 and 2000................................4

                 Notes to Condensed Consolidated Financial Statements....................5

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.............14



PART II. OTHER INFORMATION:

         Item 1. Legal Proceedings......................................................14

         Item 5. Other Information......................................................15

         Item 6. Exhibits and Reports on Form 8-K.......................................15

Signatures..............................................................................16

16
PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                       ROCKWELL INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                        June 30,   September 30,
                                                                          2001        2000
                                                                        --------   ----------
                                     ASSETS
                                     ------
Current assets:
  Cash...............................................................   $    259     $   170
  Receivables........................................................        656         737
  Inventories........................................................        609         610
  Deferred income taxes..............................................        130         143
  Other current assets...............................................        105         201
  Net current assets of Rockwell Collins.............................          -         551
                                                                        --------     -------

        Total current assets.........................................      1,759       2,412

Property (net of accumulated depreciation:
  June 30, 2001, $1,162; September 30, 2000, $1,060).................      1,088       1,194
Intangible assets (net of accumulated amortization:
  June 30, 2001, $576; September 30, 2000, $539).....................      1,210       1,255
Other assets.........................................................        117          77
Net long-term assets of Rockwell Collins.............................          -         341
                                                                        --------     -------

               TOTAL.................................................   $  4,174     $ 5,279
                                                                        ========     =======

                       LIABILITIES AND SHAREOWNERS' EQUITY
                       -----------------------------------

Current liabilities:
  Short-term debt....................................................   $     71     $    16
  Accounts payable...................................................        353         480
  Compensation and benefits..........................................        202         195
  Income taxes payable...............................................         88         119
  Other current liabilities..........................................        255         216
                                                                        --------     -------

        Total current liabilities....................................        969       1,026

Long-term debt.......................................................        924         924
Retirement benefits..................................................        328         270
Other liabilities....................................................        347         390

Shareowners' equity:
  Common stock (shares issued: 216.4)................................        216         216
  Additional paid-in capital.........................................        980         967
  Retained earnings..................................................      2,247       3,363
  Accumulated other comprehensive loss...............................       (154)       (166)
  Restricted stock compensation......................................         (1)         (2)
  Common stock in treasury, at cost (shares held:
    June 30, 2001, 32.8, September 30, 2000, 32.9)...................     (1,682)     (1,709)
                                                                        --------     -------

        Total shareowners' equity....................................      1,606       2,669
                                                                        --------     -------

               TOTAL.................................................   $  4,174     $ 5,279
                                                                        ========     =======


            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months Ended           Nine Months Ended
                                                             June 30,                    June 30,
                                                      -----------------------      ---------------------
                                                        2001          2000          2001           2000
                                                      -------        -------       -------       -------
Revenues:
  Sales .......................................       $ 1,021        $ 1,189       $ 3,291       $ 3,457
  Other income, net ...........................             6             37            27            72
                                                      -------        -------       -------       -------

    Total revenues ............................         1,027          1,226         3,318         3,529
                                                      -------        -------       -------       -------

Costs and expenses:
  Cost of sales (Note 6) ......................           791            807         2,313         2,291
  Selling, general, and administrative (Note 6)           272            265           791           767
  Interest ....................................            20             18            66            56
                                                      -------        -------       -------       -------

    Total costs and expenses ..................         1,083          1,090         3,170         3,114
                                                      -------        -------       -------       -------

(Loss) income from continuing operations before
  income taxes ................................           (56)           136           148           415

Income tax (benefit) provision ................           (29)            44            35           134
                                                      -------        -------       -------       -------

(Loss) income from continuing operations ......           (27)            92           113           281

Income from discontinued operations ...........            61             78           180           210
                                                      -------        -------       -------       -------

Net income ....................................       $    34        $   170       $   293       $   491
                                                      =======        =======       =======       =======

Basic (loss) earnings per share:
  Continuing operations .......................       $ (0.15)       $  0.49       $  0.62       $  1.49
  Discontinued operations .....................          0.33           0.42          0.98          1.11
                                                      -------        -------       -------       -------

  Net income ..................................       $  0.18        $  0.91       $  1.60       $  2.60
                                                      =======        =======       =======       =======

Diluted (loss) earnings per share:
  Continuing operations .......................       $ (0.15)       $  0.49       $  0.61       $  1.46
  Discontinued operations .....................          0.33           0.41          0.97          1.10
                                                      -------        -------       -------       -------

  Net income ..................................       $  0.18        $  0.90       $  1.58       $  2.56
                                                      =======        =======       =======       =======

Cash dividends per share (Note 1) .............       $  0.42        $  0.51       $  0.93       $  1.02
                                                      =======        =======       =======       =======

Weighted average outstanding shares:
  Basic .......................................         183.1          187.2         182.6         188.9
                                                      =======        =======       =======       =======
  Diluted (Note 1) ............................         183.1          189.0         185.1         191.3
                                                      =======        =======       =======       =======



            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                  (IN MILLIONS)

                                                                              Nine Months Ended
                                                                                  June 30,
                                                                              ----------------
                                                                               2001     2000
CONTINUING OPERATIONS:

OPERATING ACTIVITIES:
Income from continuing operations.........................................    $  113   $  281
Adjustments to arrive at cash provided by operating activities:
  Depreciation............................................................       149      144
  Amortization of intangible assets.......................................        58       56
  Special charges (Note 6)................................................        69        -
  Net gain on dispositions of property and businesses.....................        (8)     (18)
  Changes in assets and liabilities, excluding effects of acquisitions and divestitures and foreign currency adjustments:
      Receivables.........................................................        48       30
      Inventories.........................................................       (15)     (36)
      Accounts payable....................................................      (119)     (23)
      Income taxes payable................................................        31      185
      Compensation and benefits...........................................       (11)     (51)
      Other assets and liabilities........................................        28     (110)
                                                                              ------   ------
        CASH PROVIDED BY OPERATING ACTIVITIES.............................       343      458
                                                                              ------   ------

INVESTING ACTIVITIES:
Property additions........................................................      (118)    (148)
Acquisitions of businesses, net of cash acquired..........................        (6)     (70)
Special payment from Rockwell Collins (Note 1)............................       300        -
Proceeds from the dispositions of property and businesses.................        14       57
                                                                              ------   ------
        CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES..................       190     (161)
                                                                              ------   ------

FINANCING ACTIVITIES:
Increase (decrease) in debt...............................................        55     (167)
Purchases of treasury stock...............................................       (63)    (218)
Cash dividends............................................................      (140)    (145)
Proceeds from the exercise of stock options...............................        42       15
                                                                              ------   ------
        CASH USED FOR FINANCING ACTIVITIES................................      (106)    (515)
                                                                              ------   ------

Effect of exchange rate changes on cash...................................        11       26
                                                                              ------   ------

CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS.........................       438     (192)
                                                                              ------   ------

Cash (Used for) Provided by Discontinued Operations.......................      (349)      60
                                                                              ------   ------
INCREASE (DECREASE)  IN CASH..............................................        89     (132)
CASH AT BEGINNING OF PERIOD...............................................       170      336
                                                                              ------   ------
CASH AT END OF PERIOD.....................................................    $  259   $  204
                                                                              ======   ======




            See Notes to Condensed Consolidated Financial Statements.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION AND ACCOUNTING POLICIES

      On June 29, 2001, Rockwell International Corporation, now doing business under the name Rockwell Automation (the Company or Rockwell), completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company (the Spinoff). In connection with the Spinoff, all outstanding shares of Rockwell Collins, Inc. (Rockwell Collins) were distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell share and Rockwell Collins made a special payment to the Company of $300 million. The net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company) were recorded as a decrease to shareowners' equity. Following the Spinoff, Rockwell Collins and the Company each owns a 50% equity interest in Rockwell Scientific Company LLC (formerly known as Rockwell Science Center). Effective June 29, 2001, the Company accounted for its interest in Rockwell Scientific Company under the equity method.

      In the opinion of management of Rockwell, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the results for the full year.

      At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

      The computation of weighted average diluted shares includes the effect of stock options. In computing earnings per share amounts for the 2001 third quarter, dilutive and basic per share amounts are identical, as the loss from continuing operations resulted in stock options being antidilutive. The total number of common shares that would have been used in the Company's computation of diluted earnings per share for the 2001 third quarter was 185.4 million.

      During the 2001 third quarter, the Company declared a dividend of $0.255 per share payable June 4, 2001 to shareowners of record on May 14, 2001 and also declared a fourth quarter 2001 dividend of $0.165 per share payable September 4, 2001 to shareowners of record on August 13, 2001. During the 2000 third quarter, the Company declared a dividend of $0.255 per share payable June 5, 2000 and also declared a fourth quarter 2000 dividend of $0.255 per share payable September 5, 2000. With the completion of the Spinoff, the Company anticipates that it will pay quarterly cash dividends, which, on an annual basis, will equal $0.66 per share and Rockwell Collins will pay quarterly dividends, which, on an annual basis, will equal $0.36 per share. However, the declaration and payment of dividends by the Company and Rockwell Collins will be at the sole discretion of their respective boards of directors.

      In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires companies to classify shipping and handling amounts billed to customers as revenue. The Company has historically classified shipping and handling amounts billed to customers as a reduction to cost of sales. The Company will adopt EITF 00-10 effective July 1, 2001 and the effect of adoption will be an increase of equal amounts to reported sales and cost of sales in future periods. The Company does not consider the effect of adoption to be material.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective October 1, 2001. Management expects that the effect of ceasing amortization of goodwill will increase net income by approximately
      $41 million after tax, or 22 cents per diluted share in fiscal 2002. The Company is currently assessing any additional effects of adopting SFAS 142.

2.    DISCONTINUED OPERATIONS

      At September 30, 2000, the net assets of Rockwell Collins consisted of the following (in millions):

      Cash.......................................................................    $    20
      Receivables................................................................        513
      Inventories................................................................        656
      Other current assets.......................................................        156
                                                                                     -------

         Total current assets....................................................      1,345

      Accounts payable...........................................................        220
      Other current liabilities..................................................        574
                                                                                     -------

         Total current liabilities...............................................        794
                                                                                     -------

      Net current assets of Rockwell Collins.....................................    $   551
                                                                                     =======

      Property...................................................................    $   422
      Other assets...............................................................        318
                                                                                     -------

         Total long-term assets..................................................        740

      Long-term liabilities......................................................        399
                                                                                     -------

      Net long-term assets of Rockwell Collins...................................    $   341
                                                                                     =======

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The following table summarizes the results of Rockwell Collins (in millions):

                                                         Three Months Ended   Nine Months Ended
                                                              June 30,           June 30,
                                                          ----------------   -----------------
                                                            2001     2000      2001     2000
                                                          -------  -------   -------   -------
      Sales.............................................  $   725  $   631   $  2,002  $ 1,807
      Income before income taxes........................       90      116        268      313
      Net income........................................       61       78        180      210



3.    INVENTORIES

      Inventories are summarized as follows (in millions):

                                                                      June 30,   September 30,
                                                                        2001          2000
                                                                       -------    -----------
      Finished goods...............................................    $   223       $   220
      Work in process..............................................        157           167
      Raw materials, parts, and supplies...........................        229           223
                                                                       -------       -------

      Inventories..................................................    $   609       $   610
                                                                       =======       =======



4.    SHORT-TERM DEBT

      Short-term debt consisted of the following (in millions):

                                                                      June 30,   September 30,
                                                                        2001          2000
                                                                       -------    -----------

      Commercial paper.............................................    $    60       $     -
      Short-term bank borrowings...................................         10            15
      Current portion of long-term debt............................          1             1
                                                                       -------       -------

      Short-term debt..............................................    $    71       $    16
                                                                       =======       =======


      The weighted average interest rate of the commercial paper outstanding at June 30, 2001 was 4.25 percent.

5.    COMPREHENSIVE INCOME

      Comprehensive income for the three months ended June 30, 2001 was $27 million compared to $171 million for the three months ended June 30, 2000. Comprehensive income for the nine months ended June 30, 2001 was $275 million compared to $480 million for the nine months ended June 30, 2000.

6.    SPECIAL CHARGES

      In the third quarter of 2001, the Company recorded special charges of $69 million ($45 million after tax, or 25 cents per share) for costs associated with the consolidation and closing of facilities, the realignment of various administrative functions, the reduction of workforce, primarily in North America, by approximately 1,200 employees and asset impairments. Special charges include $40 million in cost of sales and $29 million in selling, general and administrative expenses in the condensed consolidated statement of operations for the three- and nine-month periods ended June 30, 2001. The Company expects to be substantially complete with the realignment actions in the first quarter of 2002.

      Total cash expenditures in connection with these actions are expected to approximate $32 million. In connection with the Spinoff, Rockwell Collins assumed a liability for employee severance and separation costs resulting from these actions of approximately $7 million. The Company spent approximately $5 million through June 30, 2001 for employee severance and separation costs. As a result of actions taken through June 30, 2001, the workforce has been reduced by approximately 540 employees.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The special charges included write-downs to the carrying amount of goodwill, certain facilities and machinery and equipment totaling approximately $24 million resulting from the decision to shut down certain facilities and exit non-strategic operations. The charges represented the difference between the fair values of the assets and their carrying values. Fair value was determined by management on the basis of discounted estimated future cash flows and other valuation techniques.

      Revenue and results of operations of businesses and product lines which are being exited are not material.

      The charges and their utilization for the three months ended June 30, 2001 are summarized as follows:


                                                                          Amounts      Balance
                                                            Charges      Utilized   June 30, 2001
                                                            ----------  ----------  -------------
      Employee severance and separation costs.............   $   34     $   12          $   22
      Impairment of property and intangible assets........       24         24               -
      Lease termination costs.............................        5          -               5
      Other asset write-offs..............................        6          6               -
                                                             ------     ------          ------
         Total............................................   $   69     $   42          $   27
                                                             ======     ======          ======

7.    CONTINGENT LIABILITIES

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. In addition, Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's business or financial condition.

      In connection with the Spinoff, Rockwell Collins assumed all contingent liabilities related to its business, including environmental and intellectual property matters.

                       ROCKWELL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   SEGMENT INFORMATION

     The sales and results of operations of the Company's segments are summarized as follows (in millions):

                                                      Three Months Ended     Nine Months Ended
                                                      ------------------    ------------------
                                                           June 30,             June 30,
                                                      ------------------    ------------------
                                                        2001      2000        2001      2000
                                                      --------  --------    -------    -------
     Sales
        Control Systems.............................. $    789  $    948    $ 2,576    $2,731
        Power Systems................................      176       194        547       566
        Electronic Commerce..........................       34        35        108       128
        Science Center...............................       22        12         60        32
                                                      --------  --------    -------    ------
           Total..................................... $  1,021  $  1,189    $ 3,291    $3,457
                                                      ========  ========    =======    ======

     Segment Operating Earnings
        Control Systems.............................. $     67  $    157    $   353    $  481
        Power Systems................................       11        13         39        53
        Electronic Commerce..........................       (1)       (5)         2         -
        Science Center...............................       (1)        4          3        10
                                                      --------- --------    -------    ------
           Total.....................................       76       169        397       544

     Goodwill & Purchase Accounting Items............      (21)      (21)       (61)      (61)
     Loss on Disposition of a Business...............        -         -          -       (14)
     General Corporate - Net.........................      (22)        6        (53)        2
     Special Charges.................................      (69)        -        (69)        -
     Interest Expense................................      (20)      (18)       (66)      (56)
     Income Tax Benefit (Provision)..................       29       (44)       (35)     (134)
                                                      --------  --------    -------    ------

     (Loss) Income from Continuing Operations........      (27)       92        113       281
     Income from Discontinued Rockwell Collins.......       61        78        180       210
                                                      --------  --------    -------    ------

     Net Income...................................... $     34  $    170    $   293    $  491
                                                      ========  ========    =======    ======

                       ROCKWELL INTERNATIONAL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

2001 THIRD QUARTER COMPARED TO 2000 THIRD QUARTER

Sales were $1,021 million in the third quarter of 2001 compared to $1,189 million in the third quarter of 2000. The 2001 third quarter loss from continuing operations was $27 million, or 15 cents per diluted share, compared to income from continuing operations of $92 million, or 49 cents per diluted share, for the third quarter of 2000. The third quarter 2001 results from continuing operations included special charges of $69 million ($45 million after tax, or 25 cents per share).

CONTROL SYSTEMS

Control Systems' sales in the 2001 third quarter decreased to $789 million compared to $948 million in the 2000 third quarter as a result of deterioration in business conditions principally in industrial markets in the United States. Sales in the United States declined 23 percent, while European shipments were about the same as last year. Third quarter sales were also reduced by about $23 million due to a stronger dollar in 2001, particularly against the euro, relative to the foreign currency exchange rates for the same period a year ago. Despite a significant decline in United States volume during the quarter, Control Systems continued to experience higher Logix(TM) integrated architecture product sales, relative strength in its Global Manufacturing Solutions business and increased shipments in Asia Pacific and Latin America.

Segment operating earnings of $67 million in the 2001 third quarter were $90 million lower than in the 2000 third quarter due to lower volume, especially in higher margin component and platform products, and costs resulting from planned lower capacity utilization. Control Systems' return on sales in the 2001 third quarter was 8.5 percent compared to 16.6 percent in the 2000 third quarter.

POWER SYSTEMS

Power Systems' sales in the 2001 third quarter were $176 million compared to $194 million in the 2000 third quarter. Sales of the motors business were up slightly from the prior year third quarter, while mechanical product sales declined. Segment operating earnings in the 2001 third quarter of $11 million were down from $13 million in the same period a year ago primarily due to lower volume. Power Systems' return on sales was 6.3 percent in the 2001 third quarter compared to 6.7 percent in the 2000 third quarter.

ELECTRONIC COMMERCE

Sales at Electronic Commerce were $34 million in the 2001 third quarter compared to $35 million in the 2000 third quarter. Segment operating losses of $1 million in the 2001 third quarter improved $4 million from the 2000 third quarter due to the successful implementation of cost saving initiatives.

SCIENCE CENTER

Effective June 29, 2001, the Company and Rockwell Collins each owns 50 percent of Rockwell Scientific Company LLC (formerly known as Rockwell Science Center). Results of Rockwell Science Center, which are included in continuing operations through the 2001 third quarter, are down due to lower royalty income. Effective June 29, 2001, the Company accounted for its interest in Rockwell Scientific Company as an equity investment.

                       ROCKWELL INTERNATIONAL CORPORATION

GENERAL CORPORATE-NET

General corporate expenses were $22 million in the third quarter of 2001 compared to income of $6 million in the third quarter of 2000. Last year's third quarter included a $28 million gain resulting from the Metropolitan Life Insurance Company demutualization.

SPECIAL CHARGES

In the third quarter of 2001, the Company recorded special charges of $69 million ($45 million after tax, or 25 cents per share) for costs associated with a realignment of its business operations to reduce costs and improve operating efficiency. Total cash expenditures are expected to approximate $32 million with substantially all of the spending to be completed by the end of the first quarter of fiscal 2002. Management expects that the annual pre-tax savings beginning in fiscal 2002 resulting from these actions will approximate $100 million. See Note 6, Special Charges, in the Notes to Condensed Consolidated Financial Statements.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

Sales were $3,291 million in the first nine months of 2001 compared to $3,457 million in the first nine months of 2000. Income from continuing operations in the first nine months of 2001 was $113 million, or 61 cents per diluted share, compared to $281 million, or $1.46 per diluted share, for the first nine months of 2000. The nine month 2001 results from continuing operations include special charges of $69 million ($45 million after tax, or 25 cents per share).

CONTROL SYSTEMS

Control Systems' sales in the first nine months of 2001 were $2,576 million compared to $2,731 million for the first nine months of 2000, reflecting principally difficult market conditions for automation products in the United States during 2001. Shipments outside of the United States, before the effect of currency rate fluctuations, were higher and included increases of 8 percent in Europe, 16 percent in Asia Pacific and 12 percent in Latin America. Sales in the first nine months of 2001 were reduced by about $76 million due to a stronger dollar in 2001, particularly against the euro, relative to the foreign currency exchange rates for the same period a year ago.

Segment operating earnings of $353 million were $128 million lower than in the first nine months of 2000 due to lower volume and costs resulting from planned lower capacity utilization. Control Systems' return on sales in the first nine months of 2001 was 13.7 percent compared to 17.6 percent in the first nine months of 2000.

POWER SYSTEMS

Power Systems' sales in the first nine months of 2001 of $547 million were $19 million lower than in the first nine months of 2000, with an increase at the motors business more than offset by lower volume in mechanical products. Segment operating earnings in the first nine months of 2001 of $39 million were down from $53 million in the same period a year ago primarily due to lower volume and product mix. Power Systems' return on sales was 7.1 percent in the first nine months of 2001 compared to 9.4 percent in the first nine months of 2000.

ELECTRONIC COMMERCE

Sales at Electronic Commerce of $108 million in the first nine months of 2001 were down from $128 million in the first nine months of 2000 due to market conditions. Segment operating earnings improved $2 million in the first nine months of 2001 compared to the first nine months of 2000 due to cost saving initiatives.

SCIENCE CENTER

Sales at the Science Center increased to $60 million in the first nine months of 2001 compared to $32 million in the first nine months of 2000 primarily due to higher sales to the United States government. Segment operating earnings decreased to $3 million in the first nine months of 2001 compared to $10 million in the first nine months of 2000 due to lower royalty income.

                       ROCKWELL INTERNATIONAL CORPORATION


GENERAL CORPORATE-NET

General corporate-net in the first nine months of 2000 included a $32 million gain on the sale of real estate and a $28 million gain resulting from the Metropolitan Life Insurance Company demutualization.

DISCONTINUED OPERATIONS

On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company (the Spinoff). In connection with the Spinoff, all outstanding shares of Rockwell Collins, Inc. were distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell share and Rockwell Collins made a special payment to the Company of $300 million. The net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company) were recorded as a decrease to shareowners' equity.

Income from discontinued operations was $61 million for the 2001 third quarter compared to $78 million for the 2000 third quarter, a decrease of $17 million. Income from discontinued operations for the nine months ended June 30, 2001 was $180 million, a decrease of $30 million from the $210 million reported for the nine months ended June 30, 2000. Included in the three- and nine-month periods ended June 30, 2001 were $21 million of costs related to the Spinoff. In the second quarter of 2001, Rockwell Collins recorded a pre-tax charge of $24 million for the write-off of inventory related to its In-Flight Network joint venture.

INCOME TAXES

The Company recorded an income tax benefit of $29 million for the third quarter 2001. The benefit is the result of the loss from continuing operations and a reduction in the effective tax rate. The effective income tax rate for continuing operations for the first nine months of 2001 of 23.6 percent was lower than the 32.3 percent for the same period in 2000. The reduction in the effective tax rate is due primarily to the effect of the favorable resolution of certain tax matters. Management expects the effective income tax rate for continuing operations for the full year 2001 to be approximately 24 percent (27 percent excluding special charges) and the full year effective rate for fiscal year 2002 to be approximately 30 percent. The anticipated tax rates in 2001 and 2002 reflect the continuing benefits of ongoing tax planning initiatives.

OUTLOOK FOR BUSINESSES

Assuming no further weakening in market conditions, management expects full year earnings per share from continuing operations before special charges to be approximately 95 cents. For fiscal year 2002, management expects earnings per share improvement of 15 percent to 25 percent assuming that sales do not improve beyond the current level through the first half with a modest increase in volume in the second half of fiscal 2002.

FINANCIAL CONDITION

Cash generated by operations was $343 million for the nine months ended June 30, 2001 compared to $458 million in the same period in 2000. Free cash flow was $225 million for the nine months ended June 30, 2001, a decrease of $85 million from the same period in 2000. The decrease in cash generation in 2001 was driven primarily by lower earnings. The Company defines free cash flow, which it uses as an internal performance measurement, as cash provided by operating activities reduced by capital expenditures. The Company's definition of free cash flow may be different from definitions used by other companies.

Cash provided by investing activities was $190 million in the nine months ended June 30, 2001 compared to cash used for investing activities of $161 million in the nine months ended June 30, 2000. Property additions were $118 million in the nine months ended June 30, 2001 compared to $148 million in the same period in 2000. Management expects property additions for the full year 2001 to be approximately $160 million. In connection with the Spinoff, the Company received a special payment from Rockwell Collins of $300 million which was used to repay commercial paper borrowings.

                       ROCKWELL INTERNATIONAL CORPORATION

Cash used for financing activities was $106 million in the nine months ended June 30, 2001, a decrease of $409 million from the same period in 2000. Short term debt increased $55 million in the nine months ended June 30, 2001. These borrowings were used to fund general corporate expenditures. The Company spent $63 million in the first nine months of 2001 in connection with its stock repurchase program, a decrease of $155 million from the same period in the prior year. The Company did not repurchase any shares in the second or third quarter of 2001. At June 30, 2001, the Company had approximately $104 million remaining on its current $250 million stock repurchase program.

Cash used for discontinued operations in the first nine months of 2001 was $349 million, including $292 million for the acquisition of the Kaiser Aerospace and Electronics business and $85 million for property additions.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions and dividends to shareowners and may include acquisitions.

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 37 and 38 in Note 16 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at June 30, 2001, there has been no material change to this information.

                       ROCKWELL INTERNATIONAL CORPORATION

CAUTIONARY STATEMENT

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes", "expects", "anticipates", and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; competitive product and pricing pressures; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

        Information with respect to the Company's exposure to interest rate risk and foreign currency risk is contained on pages 16 and 17 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Management believes that at June 30, 2001, there has been no material change to this information.


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

        On December 27 1995, one shareowner, purporting to act derivatively on behalf of the Company, commenced an action in the Superior Court of the State of California for the County of Orange against 13 of the Company's directors, and the Company as a nominal defendant, alleging principally breaches of fiduciary duties in failing properly to manage the business of the Company in a manner to prevent certain violations of applicable federal and state laws, including environmental laws, by certain named and unnamed employees or agents of the Company. The action sought declaratory judgment, damages suffered by the Company as a result of the alleged conduct, plaintiffs' costs and expenses and other proper relief. On February 27, 1996, a similar suit, making similar allegations and seeking similar relief, was filed against the Company and the same directors, plus Don H. Davis, Jr., by two other shareowners in the Superior Court of the State of California for the County of Los Angeles. In August 1996, the Los Angeles County action was dismissed voluntarily by the plaintiffs, and a First Amended Consolidated Complaint was filed in the Orange County action, adding the plaintiffs from the dismissed Los Angeles County suit as party plaintiffs to the Orange County suit. On February 4, 1997, plaintiffs voluntarily dismissed the action with respect to two of the director-defendants, Judith L. Estrin and William
        H. Gray, III. Trial for the consolidated action was held in Orange County in November and December 2000. On January 18, 2001 the court issued a Minute Order finding that the director-defendants did not breach their duties to the Company's shareowners and on March 2, 2001 the court entered judgment in favor of the director-defendants. On July 3, 2001, plaintiffs voluntarily dismissed their appeal of the judgment and the matter is now closed.

                       ROCKWELL INTERNATIONAL CORPORATION


Item 5.    Other Information

           Government Contracts

           For information on the Company's United States government contracting business, certain risks of that business and claims related thereto, see the information set forth under the caption Government Contracts on page 2 in Item 1, Business, of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  Exhibit 10.1   - Distribution Agreement dated as of June 29,
                                   2001 by and among Rockwell International
                                   Corporation, Rockwell Collins, Inc. and
                                   Rockwell Scientific Company LLC, filed as
                                   Exhibit 2.1 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

                  Exhibit 10.2   - Employee Matters Agreement dated as of June
                                   29, 2001 by and among Rockwell International
                                   Corporation, Rockwell Collins, Inc. and
                                   Rockwell Scientific Company LLC, filed as
                                   Exhibit 2.2 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

                  Exhibit 10.3   - Tax Allocation Agreement dated as of June 29,
                                   2001 by and between Rockwell International
                                   Corporation and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

                  Exhibit 10.4   - Form of Change of Control Agreement between
                                   the Company and each of D. H. Davis, Jr., M.
                                   A. Bless, W. J. Calise, Jr., J. D. Cohn, K.
                                   D. Nosbusch and J. D. Swann.

                  Exhibit 10.5   - Form of Change of Control Agreement between
                                   the Company and certain other officers.

                  Exhibit 12     - Computation of Ratio of Earnings to Fixed
                                   Charges for the Nine Months Ended June 30,
                                   2001.


           (b)    Reports on Form 8-K during the quarter ended June 30, 2001:

                  The Company filed a current report on Form 8-K dated July 11, 2001 in respect of the completion on June 29, 2001 of the spinoff of its avionics and communications business to holders of shares of common stock, par value $1 per share, of the Company by means of the pro rata distribution to such holders of all of the outstanding shares of common stock, par value $0.01 per share, of Rockwell Collins, Inc., then a wholly-owned subsidiary of the Company, including the associated preferred share purchase rights. Rockwell Collins began operations as an independent, separately traded, publicly held company on June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         ROCKWELL INTERNATIONAL CORPORATION
                                         ----------------------------------
                                                    (Registrant)



Date:   August 9, 2001                   By   D. M. Dorgan
        --------------                        --------------------------------
                                              D. M. Dorgan
                                              Vice President & Controller
                                              (Principal Accounting Officer)




Date:   August 9, 2001                   By   W. J. Calise, Jr.
        --------------                        --------------------------------
                                              W. J. Calise, Jr.
                                              Senior Vice President,
                                              General Counsel and Secretary

                                  EXHIBIT INDEX



        Exhibit
        Number                           Description
        ------                           -----------
          10.1      Distribution Agreement dated as of June 29, 2001 by and
                    among Rockwell International Corporation, Rockwell Collins,
                    Inc. and Rockwell Scientific Company LLC, filed as Exhibit
                    2.1 to the Company's current report on Form 8-K dated July
                    11, 2001, is incorporated herein by reference.

          10.2 Employee Matters Agreement dated as of June 29, 2001 by and among Rockwell International Corporation, Rockwell Collins,
                    Inc. and Rockwell Scientific Company LLC, filed as Exhibit
                    2.2 to the Company's current report on Form 8-K dated July
                    11, 2001, is incorporated herein by reference.

          10.3      Tax Allocation Agreement dated as of June 29, 2001 by and between
                    Rockwell International Corporation and Rockwell Collins, Inc.,
                    filed as Exhibit 2.3 to the Company's current report on Form 8-K dated July 11, 2001, is incorporated herein by reference.

          10.4      Form of Change of Control Agreement between the Company and each of D. H. Davis, Jr., M. A. Bless, W. J. Calise, Jr., J. D. Cohn,
                    K. D. Nosbusch and J. D. Swann.

          10.5 Form of Change of Control Agreement between the Company and certain other officers.

          12        Computation of Ratio of Earnings to Fixed Charges for the Nine
                    Months Ended June 30, 2001.