Form 10-K405
period 2001-09-30
ROCKWELL INTERNATIONAL CORP
filed 2001-11-21
CIK 1024478

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001. COMMISSION FILE NUMBER 1-12383
                             ---------------------

                       ROCKWELL INTERNATIONAL CORPORATION
            (Exact name of registration as specified in its charter)

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                    (414) 212-5299 (OFFICE OF THE SECRETARY)
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------            -----------------------------------------
 Common Stock, $1 Par Value (including     New York, Pacific and London Stock
the associated Preferred Share Purchase                 Exchanges
                Rights)

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of registrant's voting stock held by non-affiliates of registrant on October 31, 2001 was approximately $2.5 billion.

     183,793,520 shares of registrant's Common Stock, par value $1 per share, were outstanding on October 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained in this Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 6, 2002 is incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     Rockwell International Corporation, now doing business under the name Rockwell Automation (the Company or Rockwell), a Delaware corporation, is a leading global provider of industrial automation power, control and information products and services. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as a result of a tax-free reorganization completed on December 6, 1996, pursuant to which the Company divested its former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spinoff of its automotive component systems business (the Automotive Business) into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor, Inc. (ArvinMeritor). On December 31, 1998, the Company completed the spinoff of its semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company named Rockwell Collins, Inc. (Rockwell Collins). As used herein, the terms the "Company" or "Rockwell" include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to the Company's continuing businesses unless otherwise indicated.

     For purposes hereof, whenever reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (the MD&A), or in Item 8, CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 6, 2002 (the 2002 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

PRODUCTS AND SERVICES

     Rockwell is a provider of industrial automation power, control and information products and services. The Company is organized based upon products and services and has three operating segments consisting of Control Systems, Power Systems and Electronic Commerce.

     The Control Systems business is a supplier of industrial automation products, systems, software and services focused on helping customers control manufacturing processes. Products include controllers, I/O (input/output) systems, drives, sensors, packaged control products, operator interface devices, software products and services and network monitoring products. These products are primarily marketed under the Rockwell Automation, Allen-Bradley, and Rockwell Software brand names. Major markets served include consumer products, food and beverage, transportation, metals, mining, pulp and paper, petroleum, specialty chemicals, pharmaceuticals, electric power, water treatment, electronic assembly and semiconductor fabrication.

     The Power Systems business is a supplier of industrial automation mechanical power transmission products and industrial motors and drives. Products include power transmission components, gear reducers, speed drives, shaft mounted reducers, conveyor pulleys, shaft couplings, clutches, motor brakes, mounted bearings and motors. These products are primarily marketed under the Dodge and Reliance Electric brand names. Major markets served include mining, aggregate, food/beverage, forestry, petrochemicals, metals, unit handling, air handling and environmental.

     The Electronic Commerce business is a solutions supplier for companies that interact with their customers via the telephone, the internet, or both. Products include automatic call distributors, computer telephony integration software, information collection, reporting, queuing and management systems, call center systems and consulting services. Major markets served include service, transportation, energy, healthcare, retail, telecommunications and financial.

     Financial information with respect to the Company's business segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2001, is contained under the caption RESULTS OF OPERATIONS in the MD&A on pages 11-13 hereof, and in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

COMPETITIVE POSTURE

     The Company has competitors which, depending on the product involved, range from large diversified businesses that sell products outside of automation, comparable to or greater than the Company in scope and resources, to smaller companies specializing in niche products and services. Factors that affect the Company's competitive posture are its research and development efforts, the quality of its products and services and its marketing and pricing strategies.

     The Company's products are sold by its own sales force and through distributors and agents.

ACQUISITIONS AND DIVESTITURES

     The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, sold or otherwise discontinued.

     During 2001, the Control Systems segment acquired the batch software and services business of Sequencia Corporation. The acquisition expanded Control Systems' portfolio of Manufacturing BusinessWare solutions into the batch application space.

     During 2000, the Control Systems segment acquired Entek IRD International Corporation (Entek), a provider of machinery condition monitoring solutions, and acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation (SMC), a developer of shop floor scheduling, simulation and modeling software. The total cost of these acquisitions was $70 million. The acquisition of Entek has increased Rockwell's ability to provide value-added services that reduce customers' downtime and maintenance costs at their manufacturing facilities. The acquisition of SMC complements Control Systems' Manufacturing BusinessWare strategy by providing additional capabilities.

     During 1999, the Control Systems segment acquired Anorad Corporation, EJA Engineering Ltd., substantially all of the assets of Enterprise Technology Group, Inc. (ETG) and certain assets, principally intellectual property, of Vancouver-based Dynapro. The total cost of these acquisitions was $185 million. Anorad is a supplier of linear motor equipment and its acquisition positions Rockwell to capitalize on motion control opportunities in the semiconductor fabrication market. EJA, based in the United Kingdom, is a manufacturer of integrated control and safety systems in the industrial safety market. The ETG acquisition enhances the technological capabilities of Control Systems while the Dynapro acquisition expands Control Systems' human-machine interface software and hardware capabilities.

     On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Rockwell Collins to the Company's shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell share. Commensurate with the spinoff, Rockwell Collins made a special payment to the Company of $300 million. Following the spinoff, each of Rockwell Collins and the Company has a 50 percent ownership interest in Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of Rockwell known as Rockwell Science Center).

     On December 31, 1998, the Company completed the spinoff of Semiconductor Systems into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Conexant to the Company's shareowners on a pro-rata basis. The Company sold its North American Transformer business during 1999.

     The results of operations for Rockwell Collins for 2001, 2000 and 1999 and for Semiconductor Systems for 1999 have been presented in the Company's Consolidated Statement of Operations included in the Financial Statements as income from discontinued operations.

     Additional information relating to acquisitions and divestitures is contained in the MD&A on page 14 hereof and in Notes 2 and 4 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

GEOGRAPHIC INFORMATION

     The Company's principal markets outside the United States are in Australia, Brazil, Canada, China, Denmark, France, Germany, Italy, Japan, Mexico, Singapore, Spain, Sweden, Switzerland, The Netherlands and the United Kingdom. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

     Selected financial information by major geographic area for each of the three years in the period ended September 30, 2001 is contained in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

RESEARCH AND DEVELOPMENT

     At September 30, 2001, the Company employed approximately 2,400 professional engineers and scientists and 1,000 supporting technical personnel. In addition to research and development activities conducted by each of the Company's businesses, the Company has a 50 percent ownership interest in RSC. In addition to other activities, RSC conducts advanced research programs which support the strategies of the Company's operating businesses. The Company compensates RSC for such services. The Company spent $169 million and $209 million in 2001 and 2000, respectively, on research and development. In addition, customer-sponsored research and development was $61 million in each of 2001 and 2000.

EMPLOYEES

     At September 30, 2001, the Company had approximately 23,100 employees, of whom approximately 6,700 were employed outside the United States.

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

ENVIRONMENTAL PROTECTION REQUIREMENTS

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 18 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements. See also Item 3, LEGAL PROCEEDINGS, on pages 4-6 hereof.

PATENTS, LICENSES AND TRADEMARKS

     Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement and requests for patent indemnification have been made to the Company. Management believes that none of these claims will have a material adverse effect on the financial condition of the Company. See Item 3, LEGAL PROCEEDINGS, on pages 4-6 hereof. While in the aggregate the Company's patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company's business or financial condition.

     The Company's name and its registered trademarks "Rockwell" and "Rockwell Automation" are important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products, such as "Allen-Bradley" and "A-B" for electronic controls and systems for industrial automation, "Reliance Electric" for electric motors and "Dodge" for mechanical power transmission products.

SEASONALITY

     None of the Company's business segments is seasonal.

ITEM 2.  PROPERTIES.

     At September 30, 2001, the Company's businesses operated 61 plants and research and development facilities principally in the United States, Europe, Africa, Asia Pacific, South America and Canada. These businesses also had approximately 300 sales offices, warehouses and service centers. These facilities had an aggregate floor space of approximately 16 million square feet. Of this floor space, approximately 59 percent was owned by the Company and approximately 41 percent was leased. At September 30, 2001, approximately 520,000 square feet of floor space was not in use, most of which was in owned facilities. A summary of floor space of these facilities at September 30, 2001 is as follows:

                                                                OWNED        LEASED
LOCATION AND SEGMENTS                                         FACILITIES   FACILITIES   TOTAL
---------------------                                         ----------   ----------   -----
                                                               (IN MILLIONS OF SQUARE FEET)
United States:
  Control Systems...........................................     4.8          2.2        7.0
  Power Systems.............................................     3.4          1.1        4.5
  Electronic Commerce.......................................     0.1          0.2        0.3
Europe:
  Control Systems...........................................     0.4          1.1        1.5
  Power Systems.............................................     0.1           --        0.1
South America:
  Control Systems...........................................     0.1          0.5        0.6
Canada and other areas:
  Control Systems...........................................     0.3          0.9        1.2
  Power Systems.............................................     0.1          0.2        0.3
Corporate Offices...........................................      --          0.3        0.3
                                                                 ---          ---       ----
     Total..................................................     9.3          6.5       15.8
                                                                 ===          ===       ====

     There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company's plants or equipment. In the opinion of management, the Company's properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

ITEM 3.  LEGAL PROCEEDINGS.

     Rocky Flats Plant. On January 30, 1990, a civil action was brought in the United States District Court for the District of Colorado against the Company and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, operated from 1975 through December 31, l989 by the Company for the Department of Energy (DOE). The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environ-mental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. The plaintiffs, who purportedly represent two classes, sought compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys' fees; an injunction; and other proper relief. On February 13, 1991, the court granted certain of the motions of the defendants to dismiss the case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the court granted in part a renewed motion to dismiss. The remaining portion of the case is pending before the court. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including the Company, in the action. Beginning on that date, the costs of the Company's defense, which had previously been reimbursed to the Company by the DOE, have been and are being paid directly by the DOE. The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action.

     On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company's operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government's behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury's award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney's fees but the court refused to consider the matter until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. The Company intends to seek further appellate review. Management believes that an outcome adverse to the Company will not have a material effect on the Company's business or financial condition.

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

     Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990 and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of October 31, 2001 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

     On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from the Company's former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision on the imposition of fines and penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court's judgment, a ruling that the Supreme Court of the State of Kentucky has let stand. The Company has been proceeding with remediation and characterization efforts consistent with the trial Court's ruling.

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

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY.

     The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2001 are as follows:

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT  AGE
-------------------------------------------------------------------  ---
DON H. DAVIS, JR. -- Chairman of the Board of Rockwell since
  February 1998 and Chief Executive Officer since October 1997;
  President and Chief Operating Officer of Rockwell prior
  thereto.......................................................     61
CARL G. ARTINGER -- General Auditor of Rockwell since June 2001;
  Director, General Audit of Rockwell from October 2000 to June
  2001; Manager, General Audit of Rockwell from October 1998 to
  October 2000; Manager, Planning and Analysis of Cone Mills
  (textile manufacturer) prior thereto..........................     41
MICHAEL A. BLESS -- Senior Vice President and Chief Financial
  Officer of Rockwell since June 2001; Vice President of Rockwell from February 2001 to June 2001; Vice President, Finance of
  Rockwell Automation Control Systems from June 1999 to June 2001;
  Vice President, Corporate Development and Planning of Rockwell
  from August 1997 to June 1999; Director, Investment Banking of
  Merrill Lynch & Co., Inc. (investment banking) from April 1997 to
  August 1997; Senior Vice President of Dillon, Read & Co.
  (investment banking) prior thereto............................     36
WILLIAM J. CALISE, JR. -- Senior Vice President, General Counsel
  and Secretary of Rockwell.....................................     63
JOHN D. COHN -- Senior Vice President, Strategic Development and
  Communications of Rockwell since July 1999; Vice President-Global
  Strategy Development of the avionics and communications business of Rockwell from February 1997 to June 1999; Director, Global
  Business Development and Strategic Planning of the avionics and
  communications business of Rockwell prior thereto.............     47
MICHAEL G. COLE -- Vice President, Corporate Information Technology
  of Rockwell and Vice President and Chief Information Officer of
  Rockwell Automation Controls Systems since September 2000; Vice
  President, Corporate Information Systems of Rockwell from July
  1999 to September 2000; Director-Information Systems of Rockwell
  prior thereto.................................................     53
KENT G. COPPINS -- Vice President and General Tax Counsel of
  Rockwell since June 2001; Associate General Tax Counsel of
  Rockwell from November 1998 to June 2001; Senior Tax Counsel of
  Rockwell prior thereto........................................     48
DAVID M. DORGAN -- Vice President and Controller of Rockwell since
  June 2001; Director, Headquarters Finance of Rockwell Automation
  Control Systems from April 2000 to June 2001; Director, Financial
  Reports of Rockwell from June 1999 to April 2000; Manager,
  Financial Reports of Rockwell from April 1998 to June 1999;
  Senior Manager, Deloitte & Touche LLP (professional services
  firm) prior thereto...........................................     37
MARY JANE HALL -- Vice President of Rockwell since June 2001 and
  Senior Vice President, Human Resources of Rockwell Automation
  Control Systems since January 2001; Vice President, Human
  Resources of Rockwell Automation Controls Systems prior
  thereto.......................................................     58
THOMAS J. MULLANY -- Vice President and Treasurer of Rockwell since
  June 2001; Vice President, Investor Relations of Rockwell from
  May 1998 to June 2001; Treasury Operations Executive of the
  avionics and communications business of Rockwell from March 1997 to May 1998; and President of Rockwell International Credit
  Corporation prior thereto.....................................     52
KEITH D. NOSBUSCH  -- Senior Vice President of Rockwell and
  President, Rockwell Automation Control Systems since November
  1998; Senior Vice President-Automation Control and Information
  Group of Rockwell Automation from February 1996 to November 1998;
  Vice President-Control Logic Business of Rockwell Automation
  prior thereto.................................................     50
JAMES P. O'SHAUGHNESSY -- Vice President and Chief Intellectual
  Property Counsel of Rockwell..................................     54
RONDI ROHR-DRALLE -- Vice President, Corporate Development of
  Rockwell since June 2001; Vice President, Finance of Rockwell
  Automation Control Systems, Global Manufacturing Solutions
  business from September 1999 to June 2001; Treasurer and
  Investment Controller of Applied Power, Inc. (manufacturer of tools, equipment, systems and supply items) from October 1998 to
  September 1999; Vice President and General Manager of Caltern,
  Inc. (a subsidiary of Applied Power, Inc.) prior thereto......     45

NAME, OFFICE AND POSITION, AND PRINCIPAL OCCUPATIONS AND EMPLOYMENT  AGE
-------------------------------------------------------------------  ---
JOSEPH D. SWANN -- Senior Vice President of Rockwell since June
  2001 and President, Rockwell Automation Power Systems since June
  1998; Vice President of Rockwell from June 1998 to June 2001;
  Senior Vice President and General Manager-Dodge Mechanical Group
  of Rockwell Automation prior thereto..........................     60

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

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also traded on the Pacific and London Stock Exchanges. On October 31, 2001, there were 46,635 shareowners of record of the Company's common stock.

     The following table sets forth the high and low closing price of the Company's common stock on the New York Stock Exchange -- Composite Transactions reporting system during each quarter of the Company's fiscal years ended September 30, 2001 and 2000:

                       2001                2000
                 -----------------   -----------------
FISCAL QUARTERS   HIGH       LOW      HIGH       LOW
---------------  -------   -------   -------   -------
First..........   47.63     29.94     54.06     45.00
Second.........   48.62     35.99     51.94     38.38
Third..........   47.00     35.95     44.63     31.50
Fourth(1)......   16.96     12.20     41.06     28.13

---------------

(1) The high and low closing prices of the Company's common stock for the fourth quarter of 2001 reflect the spinoff of Rockwell Collins on June 29, 2001.

     On December 6, 1996, each Rockwell shareowner became entitled to receive .042 share (presently .084 share) of Boeing common stock for each share of
Rockwell common stock or Class A common stock owned. On September 30, 1997, each Rockwell shareowner received one-third of a share of Meritor common stock for each share of Rockwell common stock owned. On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor. Under the terms of the merger agreement, each share of Meritor common stock was converted into the right to receive three-quarters of a share of ArvinMeritor common stock. As a result, the one-third of a share of Meritor common stock received by Rockwell shareowners on September 30, 1997 now represents one-quarter of a share of ArvinMeritor common stock. On December 31, 1998, each Rockwell shareowner received one-half of a share (presently one share) of Conexant common stock for each share of Rockwell common stock owned. On June 29, 2001, each Rockwell shareowner received one share of Rockwell Collins common stock for each share of Rockwell common stock owned. At September 30, 2001, such fractional or whole shares of Boeing, ArvinMeritor, Conexant and Rockwell Collins common stock per Rockwell share had values of $2.81, $3.57, $8.30 and $14.20, respectively. Rockwell's current stock price does not reflect the value of the Boeing, ArvinMeritor, Conexant and Rockwell Collins shares.

     During the year ended September 30, 2001, the Company repurchased, through open-market purchases, approximately 1.7 million shares of common stock.

     The following table sets forth the aggregate quarterly cash dividends per common share (comprised of the common stock and, until February 23, 1997, the date of its automatic conversion to common stock, Class A common stock) during each of the Company's five fiscal years in the period ended September 30, 2001:

                                                               CASH DIVIDENDS PER
FISCAL YEAR                                                     COMMON SHARE(1)
-----------                                                    ------------------
2001........................................................         $0.93
2000........................................................          1.02
1999........................................................          1.02
1998........................................................          1.02
1997........................................................          1.16

---------------

(1) Upon the spinoff of Meritor on September 30, 1997, the Company's annual $1.16 per share dividend was set at $1.02 for Rockwell and $0.14 for Meritor. Effective with the spinoff of Rockwell Collins, the Company anticipates that it will pay quarterly cash dividends which, on an annual basis, will equal $0.66 per share and Rockwell Collins will pay quarterly dividends which, on an annual basis, will equal $0.36 per share. However, the declaration and payment of dividends by the Company and Rockwell Collins will be at the sole discretion of their respective boards of directors. Per share dividend amounts indicated do not include dividends paid on the shares of Boeing, Meritor and Rockwell Collins received on December 6, 1996, September 30, 1997 and June 29, 2001, respectively, by Rockwell shareowners.

     On July 31, 2001, the Company granted nonqualified stock options to purchase 7,000 shares of common stock of the Company at an exercise price of $16.05 per share to each of the following directors: B.C. Alewine, G.L. Argyros, J.M. Cook, W. H. Gray, III, W.T. McCormick, Jr., J.D. Nichols, B.M. Rockwell and J.F. Toot, Jr. The options vest in three equal installments beginning on July 31, 2002. The grant of these options was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated financial data in respect of the Company's continuing operations. The data should be read in conjunction with the MD&A and the Financial Statements. The consolidated statement of operations data for each of the five years in the period ended September 30, 2001, the related consolidated balance sheet data and other data have been derived from the audited consolidated financial statements of the Company.

                                           YEAR ENDED SEPTEMBER 30,
                                -----------------------------------------------
                                2001(a)   2000(b)   1999(c)   1998(d)   1997(e)
                                -------   -------   -------   -------   -------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Sales.........................  $4,279    $4,656    $4,665    $4,790    $4,714
Interest expense..............      83        73        84        58        27
Income (loss) from continuing
  operations..................     125       344       283      (169)      280
Earnings (loss) per share from
  continuing operations:
  Basic.......................    0.69      1.83      1.49     (0.85)     1.30
  Diluted.....................    0.68      1.81      1.47     (0.85)     1.28
Cash dividends per share......    0.93      1.02      1.02      1.02      1.16
CONSOLIDATED BALANCE SHEET
  DATA: (at end of period)
Total assets-continuing
  operations..................  $4,074    $4,397    $4,627    $4,392    $5,160
Total assets..................   4,074     5,289     5,292     5,857     6,572
Long-term debt................     922       924       911       908       156
Shareowners' equity...........   1,600     2,669     2,540     3,151     4,716
OTHER DATA:
Capital expenditures..........  $  157    $  217    $  250    $  265    $  264
Depreciation..................     196       193       184       169       157
Amortization..................      76        77        67        71        78

---------------

(a) Includes special items of $73 million ($48 million after tax, or 26 cents per diluted share). Special items include charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction in workforce and asset impairments which were partially offset by an $18 million gain ($12 million after tax, or six cents per share) resulting from the favorable settlement of an intellectual property matter.

(b) Includes a gain of $32 million ($22 million after tax, or 12 cents per diluted share) resulting from the sale of real estate, a loss of $14 million ($10 million after tax, or six cents per diluted share) on the sale of a Power Systems business, and income of $28 million ($19 million after tax, or 10 cents per diluted share) resulting from the demutualization of Metropolitan Life Insurance Company.

(c) Includes a gain of $32 million ($21 million after tax, or 11 cents per diluted share) on the sale of the Company's North American Transformer business and a loss of $29 million ($19 million after tax, or 10 cents per diluted share) associated with the write-off of the Company's investment in Goss Graphic Systems, Inc. preferred stock.

(d) Includes charges of $521 million ($458 million after tax, or $2.32 per diluted share) for costs associated with asset impairments and a comprehensive restructuring program. The diluted and basic per share amounts for 1998 are identical, as the loss from continuing operations resulted in stock options being antidilutive.

(e) Includes a charge of $23 million (before and after tax, or 11 cents per diluted share), relating to the write-off of purchased research and development in connection with an acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  SUMMARY OF RESULTS OF OPERATIONS

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
SALES:
  Control Systems...........................................  $3,359   $3,677   $3,646
  Power Systems.............................................     710      762      782
  Electronic Commerce.......................................     150      168      202
  Other(a)..................................................      60       49       35
                                                              ------   ------   ------
     Total..................................................  $4,279   $4,656   $4,665
                                                              ======   ======   ======
SEGMENT OPERATING EARNINGS(b):
  Control Systems...........................................  $  426   $  640   $  642
  Power Systems.............................................      38       65       53
  Electronic Commerce.......................................       7      (16)      12
  Other(a)..................................................       3        7       18
                                                              ------   ------   ------
     Total..................................................     474      696      725
Goodwill and purchase accounting items......................     (79)     (82)     (72)
General corporate -- net....................................     (53)     (20)    (163)
(Loss) gain on disposition of businesses....................      --      (14)      32
Interest expense............................................     (83)     (73)     (84)
Special charges.............................................     (91)      --       --
                                                              ------   ------   ------
Income from continuing operations before income taxes.......     168      507      438
Provision for income taxes..................................     (43)    (163)    (155)
                                                              ------   ------   ------
Income from continuing operations...........................  $  125   $  344   $  283
                                                              ======   ======   ======

---------------

(a) Other represents the sales and segment operating earnings of Rockwell Science Center through the third quarter of 2001. Beginning with the fourth quarter of 2001, the Company's 50 percent ownership interest in RSC is accounted for using the equity method, and the Company's proportional share of RSC's earnings or losses are included in general corporate-net.

(b) Information with respect to the composition of segment operating earnings is contained in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

  2001 COMPARED TO 2000

     Sales were $4,279 million in 2001 compared to $4,656 million in 2000. Income from continuing operations in 2001 was $125 million, or 68 cents per diluted share, compared to $344 million, or $1.81 per diluted share, in 2000. The 2001 results from continuing operations include special charges of $91 million ($60 million after tax, or 32 cents per share) for costs associated with realignment actions which were partially offset by an $18 million gain ($12 million after tax, or six cents per share) resulting from the favorable settlement of an intellectual property matter.

  Control Systems

     Control Systems' sales in 2001 were $3,359 million compared to $3,677 million in 2000, reflecting principally depressed market conditions for automation products in the United States during 2001. Shipments outside of the United States, before the effect of currency rate fluctuations, were higher and included increases of six percent in Europe, 13 percent in Asia Pacific and 13 percent in Latin America. Sales in 2001 were reduced by approximately $96 million due to a stronger dollar in 2001, particularly against the euro, relative to the foreign currency exchange rates for the same period a year ago.

     Segment operating earnings were $426 million in 2001 compared to $640 million in 2000. The decrease was due to lower volume and costs resulting from planned lower capacity utilization. Control Systems' return on sales in 2001 was
12.7 percent compared to 17.4 percent in 2000.

  Power Systems

     Power Systems' sales in 2001 were $710 million compared to $762 million in 2000, with an increase at the motors business more than offset by lower volume in mechanical products as distributors continue to pare inventories. Segment operating earnings in 2001 were $38 million compared to $65 million in the same period a year ago primarily due to lower volume and unfavorable product mix. Power Systems' return on sales was 5.4 percent in 2001 compared to 8.5 percent in 2000.

  Electronic Commerce

     Sales at Electronic Commerce were $150 million in 2001 compared to $168 million in 2000. The decrease was due to depressed market conditions. Segment operating earnings were $7 million in 2001 compared to an operating loss of $16 million in 2000. The increase was due to the successful implementation of cost saving initiatives and the absence of approximately $10 million in charges related to such initiatives which are reflected in the results for 2000.

  Other

     Effective June 29, 2001, each of Rockwell Collins and the Company has a 50 percent ownership interest in RSC (formerly a wholly-owned subsidiary of Rockwell known as Rockwell Science Center). Results of Rockwell Science Center are included in continuing operations through the third quarter of 2001. Sales of Rockwell Science Center for the first nine months of 2001 were $60 million compared to $49 million for the full year in 2000. The increase was primarily due to higher sales to the United States government. Segment operating earnings decreased to $3 million for the first nine months of 2001 compared to $7 million for the full year in 2000 due to lower royalty income.

  General Corporate -- Net

     General corporate-net in 2001 included a gain of $18 million resulting from the favorable settlement of an intellectual property matter. General corporate-net in 2000 included a $32 million gain on the sale of real estate and $28 million of income resulting from the Metropolitan Life Insurance Company demutualization.

  Special Charges

     The Company recorded charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with a realignment of its business operations to reduce costs in response to the continued decline in demand in industrial automation markets. Total cash expenditures related to the realignment actions are expected to be approximately $51 million, with substantially all of the spending to be completed by the end of the first quarter of fiscal 2002. Management expects that the annual pre-tax savings resulting from these actions will be approximately $150 million, a portion of which is expected to be reinvested in growth initiatives. The special charges are related to the business segments as follows: Control Systems, $76 million; Power Systems, $5 million; and Corporate, $10 million. See Note 3, Special Charges, in the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS in the Financial Statements.

  2000 COMPARED TO 1999

     Sales were $4,656 million in 2000 compared to $4,665 million in 1999. Earnings per diluted share from continuing operations in 2000 of $1.81 were up 23 percent over comparable 1999 earnings of $1.47. The related income from continuing operations increased $61 million to $344 million from $283 million. Earnings per share for 2000 reflect the benefits of the Company's stock repurchase program and a lower effective income tax rate.

  Control Systems

     Control Systems' sales of $3,677 million in 2000 were slightly higher than in 1999 despite continued sluggish North American markets, particularly automotive related spending projects, and a weaker euro. The increase in sales attributable to businesses acquired in 2000 was more than offset by the absence of sales from the North American Transformer business disposed of during the fourth quarter of 1999. Operating earnings were $640 million in 2000 compared to $642 million in 1999. During 2000, Control Systems made investments in new product development and experienced material cost increases resulting from certain parts shortages. Operating earnings in 2000 include approximately $15 million of charges associated with ongoing process improvement and productivity initiatives. Operating earnings as a percent of sales was 17.4 percent in 2000 compared to 17.6 percent in 1999.

  Power Systems

     Power Systems' sales decreased $20 million between 1999 and 2000 primarily as a result of lower volume at the motors business. Segment operating earnings increased to $65 million in 2000 from $53 million in 1999 due to the benefits of manufacturing process improvements and material cost reductions. Operating earnings as a percentage of sales was 8.5 percent in 2000 compared to 6.8 percent in 1999.

  Electronic Commerce

     Sales for Electronic Commerce were down $34 million to $168 million in 2000 from $202 million in 1999. Electronic Commerce experienced an operating loss of $16 million in 2000, compared to operating earnings of $12 million in 1999. The results for 2000 include approximately $10 million of charges associated with a realignment which was aimed at sharpening market focus, better responding to customer needs and optimizing operating performance.

  Other

     Sales at Rockwell Science Center increased by $14 million between 1999 and 2000. Segment operating earnings decreased to $7 million in 2000 from $18 million in 1999. Operating earnings in 1999 included a $14 million gain resulting from the favorable settlement of an intellectual property matter.

  General Corporate -- Net

     General corporate-net in 2000 included a gain of $32 million on the sale of real estate in Colorado Springs, Colorado and $28 million of income resulting from the demutualization of Metropolitan Life Insurance Company. Corporate expenses in 2000 included $5 million related to strategic investments in SourceAlliance.com. General corporate-net in 1999 included charges of approximately $37 million for costs incurred in connection with the Company's relocation of its corporate office and a $29 million loss associated with the write-off of its investment in Goss Graphic Systems, Inc. preferred stock.

  Disposition of Businesses

     In 2000, the Company recognized a $14 million loss on the sale of a Power Systems business. In 1999, the Company recognized a $32 million gain on the sale of Control Systems' North American Transformer business.

DISCONTINUED OPERATIONS

     On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company. In connection with the spinoff, all outstanding shares of Rockwell Collins, Inc. were distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell share. Commensurate with the spinoff, Rockwell Collins made a special payment to the Company of $300 million. The Company recorded a decrease to shareowner's equity for the net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company). Included in 2001 income from discontinued operations was $21 million of costs related to the spinoff.

     On December 31, 1998, the Company completed the spinoff of Semiconductor Systems into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Conexant to the Company's shareowners on a pro-rata basis.

ACQUISITIONS

     During 2001, Control Systems acquired the batch software and services business of Sequencia Corporation. The total cost of the acquisition was $6 million, which was allocated to intangible assets, including developed technology and assembled workforce, and the excess of the purchase price over the amounts assigned to intangible assets was recorded as goodwill. The acquisition will expand Control Systems' portfolio of Manufacturing BusinessWare Solutions into the batch application space.

     During 2000, Control Systems acquired Entek IRD International Corporation (Entek) and acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation (SMC). Entek is a provider of machinery condition monitoring solutions and its acquisition has increased Rockwell's ability to provide value-added services that reduce customers' downtime and maintenance costs at their manufacturing facilities. SMC is a developer of shop floor scheduling, simulation and modeling software. The acquisition of SMC complements Control Systems' Manufacturing BusinessWare strategy by providing additional capabilities. The total cost of these acquisitions was $70 million, of which $61 million was allocated to intangible assets, including developed technology, and the excess of the purchase price over the amounts assigned to tangible and intangible assets was recorded as goodwill.

INCOME TAXES

     The Company's effective income tax rate declined to 28.0 percent (excluding the tax effect of special items) in 2001 from 32.3 percent in 2000. This improvement reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions as well as certain tax refund claims in 2001. These strategies include utilization of foreign tax credits, lower state income tax rates and lower taxes associated with tax effective structuring of our international business. In addition, the effective income tax rate continues to benefit from the conversion of the Rockwell Salaried Retirement Savings Plan to a tax-advantaged employee stock ownership plan. Management believes the Company's effective income tax rate will continue to benefit in 2002 and beyond from ongoing tax planning initiatives.

OUTLOOK FOR 2002

     Due to the continuing weak manufacturing environment, the Company is assuming a further sequential three percent sales decline in the first quarter of 2002. In this event, earnings per share are expected to be modestly higher than fourth quarter earnings due to the continued implementation of the cost reduction actions. Longer term results continue to be difficult to project given uncertain market conditions.

FINANCIAL CONDITION

     Cash generated by operations was $335 million in 2001 compared to $645 million in 2000. Free cash flow in 2001 was $178 million compared to $428 million in 2000. The lower cash generation in 2001 was driven primarily by lower earnings which was partially offset by reduced capital expenditures. The Company defines free cash flow, an internal performance measurement, as cash provided by operating activities reduced by capital expenditures. The Company's definition of free cash flow may be different from definitions used by other companies.

     Cash provided by investing activities was $153 million in 2001 compared to cash used for investing activities of $228 million in 2000. Investing activities in 2001 include a special payment of $300 million received from Rockwell Collins in connection with the spinoff on June 29, 2001. Capital expenditures in 2001 were $157 million, $60 million less than in 2000, and consisted primarily of investments in facilities, machinery and equipment, and integrated information systems to facilitate growth and increase operating efficiencies. Capital expenditures in 2002 are expected to approximate 2001 levels.

     In addition to internally-generated cash, the Company has access to existing financing sources, including the public debt markets and the Company's approximately $1 billion of unsecured credit facilities with various banks. The Company's debt-to-total-capital ratio at September 30, 2001 was 37 percent compared to 26 percent at September 30, 2000.

     During 2000, the Board of Directors approved a $250 million stock repurchase program. The Company spent approximately $63 million to purchase approximately 1.7 million shares during 2001 in connection with this program. At September 30, 2001, there was approximately $104 million remaining on the Company's current $250 million stock repurchase program.

     Cash dividends to shareowners were $170 million, or $0.93 per share, in 2001 compared to $192 million, or $1.02 per share, in 2000. Effective with the spinoff of Rockwell Collins, the Company anticipates that it will pay quarterly cash dividends which, on an annual basis, will equal $0.66 per share. However, the declaration and payment of dividends by the Company will be at the sole discretion of the Company's board of directors.

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

     The Company had short-term debt obligations consisting of bank borrowings with a carrying value of $9 million and $15 million at September 30, 2001 and 2000, respectively. The Company's results of operations are affected by changes in market interest rates on these short-term obligations. If market interest rates would have averaged 10 percent higher than actual levels in either 2001 or 2000, the effect on the Company's results of operations would not have been material. The fair values of these obligations approximated their carrying values at September 30, 2001 and 2000, and would not have been materially affected by changes in market interest rates.

     At September 30, 2001 and 2000, the Company had outstanding fixed rate long-term debt obligations with carrying values of $923 million and $925 million, respectively. The fair value of this debt was $887 million and $843 million at September 30, 2001 and 2000, respectively. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company's results of operations or shareowners' equity.

  FOREIGN CURRENCY RISK

     The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company's objective is to minimize its exposure to these risks through a combination of normal operating activities and the utilization of foreign currency forward exchange contracts to manage its exposure on transactions denominated in currencies other than the applicable functional currency. In addition, the Company enters into contracts to hedge certain forecasted intercompany transactions. These contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company does not hedge its exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars. A 10 percent adverse change in the underlying foreign currency exchange rates would not be significant to the Company's financial condition or results of operations.

     The Company records all derivatives on the balance sheet at fair value regardless of the purpose or intent for holding them. Derivatives that are not hedges are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

     At September 30, 2001 and 2000, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $738 million and $852 million, respectively, primarily consisting of contracts to exchange the euro, pound sterling, Canadian dollar, Australian dollar and Swiss franc. Notional amounts are stated in the United States dollar equivalents at spot exchange rates at the respective dates. The use of these contracts allows the Company to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to the financial condition, results of operations or shareowners' equity of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective October 1, 2001. Management expects that the effect of ceasing amortization of goodwill will increase net income by approximately $41 million after tax, or 22 cents per diluted share, in fiscal 2002. The Company has not completed its assessment of the additional effects of adopting SFAS 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently evaluating the provisions of SFAS 144, but believes there will be no effect on the Company's financial position, results of operations or shareowners' equity resulting from the adoption.

CAUTIONARY STATEMENT

     This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as "believes," "estimates," "expect(s)," "anticipates," "will," "intends," "assumes" and other similar expressions, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; competitive product and pricing pressures; the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermath; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information with respect to the Company's market risk is contained under the caption QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK in MD&A on pages 15-16 hereof.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           CONSOLIDATED BALANCE SHEET
                                 (IN MILLIONS)

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                           ASSETS
CURRENT ASSETS
Cash and cash equivalents...................................  $   121   $   170
Receivables (less allowance for doubtful accounts: 2001,
  $43; 2000, $39)...........................................      680       737
Inventories.................................................      600       610
Deferred income taxes.......................................      152       153
Other current assets........................................      144       201
Net current assets of Rockwell Collins......................       --       551
                                                              -------   -------
          Total current assets..............................    1,697     2,422
                                                              -------   -------
Property....................................................    1,075     1,194
Intangible assets...........................................    1,192     1,255
Other assets................................................      110        77
Net long-term assets of Rockwell Collins....................       --       341
                                                              -------   -------
          TOTAL.............................................  $ 4,074   $ 5,289
                                                              =======   =======
            LIABILITIES AND SHAREOWNERS' EQUITY
CURRENT LIABILITIES
Short-term debt.............................................  $    10   $    16
Accounts payable............................................      388       478
Compensation and benefits...................................      189       196
Income taxes payable........................................       74       119
Other current liabilities...................................      206       215
                                                              -------   -------
          Total current liabilities.........................      867     1,024
                                                              -------   -------
Long-term debt..............................................      922       924
Retirement benefits.........................................      338       281
Deferred income taxes.......................................      171       199
Other liabilities...........................................      176       192

Commitments and contingent liabilities (Note 18)

SHAREOWNERS' EQUITY
Common stock (shares issued: 216.4).........................      216       216
Additional paid-in capital..................................      981       967
Retained earnings...........................................    2,242     3,363
Accumulated other comprehensive loss........................     (162)     (166)
Restricted stock compensation...............................       (1)       (2)
Common stock in treasury, at cost (shares held: 2001, 32.7;
  2000, 32.9)...............................................   (1,676)   (1,709)
                                                              -------   -------
          Total shareowners' equity.........................    1,600     2,669
                                                              -------   -------
          TOTAL.............................................  $ 4,074   $ 5,289
                                                              =======   =======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
SALES AND OTHER INCOME:
Sales.......................................................  $4,279   $4,656   $4,665
Other income, net...........................................      44       66       48
                                                              ------   ------   ------
          Total sales and other income......................   4,323    4,722    4,713
                                                              ------   ------   ------
COSTS AND EXPENSES:
Cost of sales (Note 3)......................................   3,031    3,102    3,173
Selling, general and administrative (Note 3)................   1,041    1,040    1,018
Interest....................................................      83       73       84
                                                              ------   ------   ------
          Total costs and expenses..........................   4,155    4,215    4,275
                                                              ------   ------   ------
Income from continuing operations before income taxes.......     168      507      438
Income tax provision........................................      43      163      155
                                                              ------   ------   ------
INCOME FROM CONTINUING OPERATIONS...........................     125      344      283
Income from discontinued operations.........................     180      292      276
                                                              ------   ------   ------
NET INCOME..................................................  $  305   $  636   $  559
                                                              ======   ======   ======
BASIC EARNINGS PER SHARE:
Continuing operations.......................................  $ 0.69   $ 1.83   $ 1.49
Discontinued operations.....................................    0.98     1.55     1.45
                                                              ------   ------   ------
Net income..................................................  $ 1.67   $ 3.38   $ 2.94
                                                              ======   ======   ======
DILUTED EARNINGS PER SHARE:
Continuing operations.......................................  $ 0.68   $ 1.81   $ 1.47
Discontinued operations.....................................    0.97     1.54     1.42
                                                              ------   ------   ------
Net income..................................................  $ 1.65   $ 3.35   $ 2.89
                                                              ======   ======   ======
AVERAGE OUTSTANDING SHARES:
Basic.......................................................   182.9    187.8    190.5
                                                              ======   ======   ======
Diluted.....................................................   185.3    189.9    193.6
                                                              ======   ======   ======

                See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN MILLIONS)

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2001      2000      1999
                                                              ------    ------    ------
CONTINUING OPERATIONS:
OPERATING ACTIVITIES
  Income from continuing operations.........................  $ 125     $ 344     $ 283
  Adjustments to arrive at cash provided by operating
     activities:
     Depreciation...........................................    196       193       184
     Amortization of intangible assets......................     76        77        67
     Deferred income taxes..................................      2       142        (5)
     Net gain on dispositions of property and businesses
      (Note 15).............................................     (6)      (15)      (36)
     Loss on investment (Note 15)...........................     --        --        29
     Special charges (Note 3)...............................     91        --        --
     Tax benefit from the exercise of stock options.........     14         7        37
     Changes in assets and liabilities, excluding effects of
      acquisitions, divestitures, and foreign currency
      adjustments:
       Receivables..........................................     31       (13)        3
       Inventories..........................................     (3)      (86)       32
       Accounts payable.....................................    (84)       43        70
       Income taxes.........................................    (37)       66        26
       Compensation and benefits............................    (52)      (54)      (92)
       Other assets and liabilities.........................    (18)      (59)      162
                                                              -----     -----     -----
       CASH PROVIDED BY OPERATING ACTIVITIES................    335       645       760
                                                              -----     -----     -----
INVESTING ACTIVITIES
  Property additions........................................   (157)     (217)     (250)
  Acquisitions of businesses, net of cash acquired..........     (6)      (70)     (185)
  Special payment from Rockwell Collins (Note 2)............    300        --        --
  Investment in affiliate...................................     (3)       --        --
  Proceeds from the dispositions of property and
     businesses.............................................     19        59       111
                                                              -----     -----     -----
       CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES.....    153      (228)     (324)
                                                              -----     -----     -----
FINANCING ACTIVITIES
  Net (decrease) increase in short-term borrowings..........     (8)     (173)       35
  Purchases of treasury stock...............................    (63)     (325)     (172)
  Cash dividends............................................   (170)     (192)     (194)
  Proceeds from the exercise of stock options...............     44        13        88
                                                              -----     -----     -----
       CASH USED FOR FINANCING ACTIVITIES...................   (197)     (677)     (243)
                                                              -----     -----     -----
Effect of exchange rate changes on cash.....................      9        35         8
                                                              -----     -----     -----
CASH PROVIDED BY (USED FOR) CONTINUING OPERATIONS...........    300      (225)      201
Cash (Used for) Provided by Discontinued Operations.........   (349)       59        52
                                                              -----     -----     -----
(DECREASE) INCREASE IN CASH.................................    (49)     (166)      253
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    170       336        83
                                                              -----     -----     -----
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 121     $ 170     $ 336
                                                              =====     =====     =====

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREOWNERS' EQUITY
                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                          2001       2000         1999
                                                        --------   --------     --------
COMMON STOCK (no shares issued during years)..........  $   216    $   216      $   216
                                                        -------    -------      -------
ADDITIONAL PAID-IN CAPITAL
Beginning balance.....................................      967        960          923
Shares delivered under incentive plans................       14          7           37
                                                        -------    -------      -------
Ending balance........................................      981        967          960
                                                        -------    -------      -------
RETAINED EARNINGS
Beginning balance.....................................    3,363      2,937        3,603
Net income............................................      305        636          559
Cash dividends (per share: 2001, $0.93; 2000 and 1999,
  $1.02)..............................................     (170)      (192)        (194)
Shares delivered under incentive plans................      (53)       (18)        (118)
Spinoff of Rockwell Collins (Note 1)..................   (1,203)        --           --
Spinoff of Conexant (Note 1)..........................       --         --         (913)
                                                        -------    -------      -------
Ending balance........................................    2,242      3,363        2,937
                                                        -------    -------      -------
ACCUMULATED OTHER COMPREHENSIVE LOSS
Beginning balance.....................................     (166)      (153)        (135)
Other comprehensive loss..............................      (26)       (13)         (18)
Spinoff of Rockwell Collins (Note 1)..................       30         --           --
                                                        -------    -------      -------
Ending balance........................................     (162)      (166)        (153)
                                                        -------    -------      -------
RESTRICTED STOCK COMPENSATION
Beginning balance.....................................       (2)        --           --
Compensation expense..................................        1         --           --
Restricted stock grants...............................       --         (2)          --
                                                        -------    -------      -------
Ending balance........................................       (1)        (2)          --
                                                        -------    -------      -------
TREASURY STOCK
Beginning balance.....................................   (1,709)    (1,420)      (1,456)
Purchases.............................................      (63)      (325)        (172)
Shares delivered under incentive plans................       96         36          208
                                                        -------    -------      -------
Ending balance........................................   (1,676)    (1,709)      (1,420)
                                                        -------    -------      -------
TOTAL SHAREOWNERS' EQUITY.............................  $ 1,600    $ 2,669      $ 2,540
                                                        =======    =======      =======

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net income..................................................   $305     $636     $559
Other comprehensive loss:
  Net unrealized (losses) gains on cash flow hedges (net of
     tax (benefit) expense of $(4) and $6)..................     (7)      12       --
  Currency translation adjustments (net of tax expense
     (benefit) of $2, $0, and $(3)).........................    (15)     (29)     (16)
  Pension adjustments (net of tax (benefit) expense of $(2),
     $2 and $(1))...........................................     (4)       4       (2)
                                                               ----     ----     ----
Other comprehensive loss....................................    (26)     (13)     (18)
                                                               ----     ----     ----
Comprehensive income........................................   $279     $623     $541
                                                               ====     ====     ====

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

  Basis of Presentation

     Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to the continuing operations of Rockwell International Corporation, now doing business under the name Rockwell Automation (Rockwell or the Company). Certain prior year amounts have been reclassified to conform to the current year presentation.

     On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business and certain other assets and liabilities into an independent, separately traded, publicly held company (the Spinoff). In connection with the Spinoff, all outstanding shares of Rockwell Collins, Inc. (Rockwell Collins) were distributed to Rockwell shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell share. Commensurate with the spinoff, Rockwell Collins made a special payment to the Company of $300 million. The net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company) were recorded as a decrease to shareowners' equity. Following the Spinoff, each of Rockwell Collins and the Company has a 50 percent ownership interest in Rockwell Scientific Company LLC (RSC)(formerly known as Rockwell Science Center).

     On December 31, 1998, the Company completed the spinoff of its former semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Conexant Systems, Inc. (Conexant) to the Company's shareowners on a pro-rata basis.

  Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and all majority-owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions are eliminated in consolidation.

  Use of Estimates

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, allowances for doubtful accounts, excess and obsolete inventory, product warranty costs, workers compensation, product and other self-insurance liabilities, employee benefits, reserves and contingencies.

  Revenue Recognition

     Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.

  Cash and Cash Equivalents

     Cash and cash equivalents includes time deposits and certificates of deposit with original maturities of three months or less.

  Inventories

     Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or average methods. Market is determined on the basis of estimated realizable values.

  Property

     Property is stated at cost. Depreciation of property is provided generally using accelerated and straight-line methods over 15 to 40 years for buildings and improvements and 3 to 14 years for machinery and equipment. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

  Intangible Assets

     Goodwill and other intangible assets generally result from business acquisitions. The Company accounts for business acquisitions under the purchase method by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

     Goodwill is amortized using the straight-line method over periods ranging from 5 to 40 years. Trademarks, distributor networks, patents, and other intangibles are amortized on a straight-line basis over their estimated useful lives, generally ranging from 5 to 40 years.

  Impairment of Long-Lived Assets

     Long-lived assets, including goodwill, are reviewed for impairment when events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, and for all assets to be disposed of. Long-lived assets held for use are reviewed for impairment by comparing the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset over its remaining useful life. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

  Investments

     Investments in affiliates over which the Company has the ability to exert significant influence but does not control, including RSC, are accounted for using the equity method of accounting. Accordingly, the Company's proportional share of the respective affiliate's earnings or losses are included in other income in the Consolidated Statement of Operations.

  Derivative Financial Instruments

     The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. Foreign currency forward exchange contracts are used to hedge changes in the amount of future cash flows associated with intercompany transactions generally forecasted to occur within one year (cash flow hedges) and changes in fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Interest rate swap contracts are periodically used to manage the balance of fixed and floating rate debt. The Company's accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under generally accepted accounting principles. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

  Foreign Currency Translation

     Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss. Currency transaction gains and losses are included in the results of operations in the period incurred.

  Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to or greater than the fair market value of the Company's common stock on the grant dates, therefore no compensation expense is recognized in connection with stock options granted to employees. Compensation expense resulting from grants of restricted stock is recognized generally during the period the service is performed.

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

  Recently Adopted Accounting Standards

     The Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10), on July 1, 2001. EITF 00-10 requires companies to classify shipping and handling amounts billed to customers as sales. The Company has historically classified shipping and handling amounts billed to customers as a reduction to cost of sales. Shipping and handling amounts billed to customers which have been reclassified to sales from cost of sales were $19 million in 2001, $20 million in 2000 and $17 million in 1999. Shipping and handling costs are included in cost of sales in the Consolidated Statement of Operations.

     Effective October 1, 2000, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101). No accounting changes were required in connection with the adoption of SAB 101 and, accordingly, the adoption had no effect on the Company's results of operations or shareowners' equity.

     Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value regardless of the purpose or intent for holding them. Derivatives that are not hedges are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The effect of adopting SFAS 133 was not material to the Company's financial position, results of operations or shareowners' equity.

  New Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective October 1, 2001. Management expects that the effect of ceasing amortization of goodwill will increase net income by approximately $41 million after tax, or 22 cents per diluted share, in fiscal 2002. The Company has not completed its assessment of the additional effects of adopting SFAS 142.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. Management is currently evaluating the provisions of SFAS 144, but believes there will be no effect on the Company's financial position, results of operations or shareowners' equity resulting from the adoption.

2.  DISCONTINUED OPERATIONS

     The financial statements have been restated for all periods presented to classify Rockwell Collins as a discontinued operation, together with Semiconductor Systems, which had previously been reported as a discontinued operation.

     At September 30, 2000, the net assets of Rockwell Collins consisted of the following (in millions):

Cash........................................................   $   20
Receivables.................................................      513
Inventories.................................................      656
Other current assets........................................      156
                                                               ------
     Total current assets...................................    1,345
Accounts payable............................................      220
Other current liabilities...................................      574
                                                               ------
     Total current liabilities..............................      794
                                                               ------
Net current assets of Rockwell Collins......................   $  551
                                                               ======
Property....................................................   $  422
Other assets................................................      318
                                                               ------
     Total long-term assets.................................      740
Long-term liabilities.......................................      399
                                                               ------
Net long-term assets of Rockwell Collins....................   $  341
                                                               ======

     Summarized results of discontinued operations are as follows (in millions):

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Sales:
  Rockwell Collins.........................................  $2,002   $2,515   $2,395
  Semiconductor Systems....................................      --       --      289
                                                             ------   ------   ------
     Total.................................................  $2,002   $2,515   $2,684
                                                             ======   ======   ======
Income (loss) before income taxes:
  Rockwell Collins.........................................  $  268   $  436   $  448
  Semiconductor Systems....................................      --       --      (29)
                                                             ------   ------   ------
     Total.................................................  $  268   $  436   $  419
                                                             ======   ======   ======
Net income (loss):
  Rockwell Collins.........................................  $  180   $  292   $  296
  Semiconductor Systems....................................      --       --      (20)
                                                             ------   ------   ------
     Total.................................................  $  180   $  292   $  276
                                                             ======   ======   ======

     The results of operations of Rockwell Collins in 2001 include $21 million of costs directly related to the Spinoff.

3.  SPECIAL CHARGES

     In 2001, the Company recorded special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction of workforce, primarily in North America, by approximately 2,000 employees and asset impairments. The special charges are reflected in the Consolidated Statement of Operations for the year ended September 30, 2001 in cost of sales and selling, general and administrative expenses in the amounts of $50 million and $41 million, respectively. The Company expects to be substantially complete with these actions in the first quarter of 2002.

     Total cash expenditures in connection with these actions are expected to approximate $51 million. The Company spent approximately $17 million through September 30, 2001 for employee severance and separation costs. In connection with the Spinoff, Rockwell Collins assumed a liability for employee severance and separation costs resulting from these actions of approximately $7 million. As a result of actions taken through September 30, 2001, the workforce has been reduced by approximately 1,400 employees.

     The special charges included write-downs to the carrying amount of goodwill, certain facilities and machinery and equipment totaling approximately $26 million resulting from the decision to shut down certain facilities and exit non-strategic operations. The charges represented the difference between the fair values of the assets and their carrying values. Fair value was determined by management on the basis of various customary valuation techniques.

     Revenues and results of operations of businesses and product lines which are being exited are not material.

     The charges and their utilization for the year ended September 30, 2001 are summarized as follows (in millions):

                                                                  AMOUNTS    SEPTEMBER 30,
                                                        CHARGES   UTILIZED       2001
                                                        -------   --------   -------------
Employee severance and separation costs...............    $52       $25           $27
Impairment of property and intangible assets..........     26        26            --
Lease termination costs...............................      5        --             5
Other.................................................      8         6             2
                                                          ---       ---           ---
     Total............................................    $91       $57           $34
                                                          ===       ===           ===

     The Company evaluates the adequacy of reserves recorded in prior years and makes necessary revisions for changes in estimates in the periods in which they occur. During 2001, the Company recorded an adjustment of $8 million as a reduction of cost of sales and $2 million as a reduction of selling, general and administrative expenses primarily as a result of lower than expected employee separation and lease termination costs associated with actions taken in prior years. The remaining balances at September 30, 2001 related to charges taken in previous years were not significant.

4.  ACQUISITIONS OF BUSINESSES

     In October 2000, the Control Systems segment acquired the batch software and services business of Sequencia Corporation. The purchase price for this acquisition was $6 million which was allocated to intangible assets, including developed technology and assembled workforce, and the excess of the purchase price over the amounts assigned to intangible assets was recorded as goodwill. Goodwill and the intangible assets are being amortized on a straight-line basis over approximately 5 years.

     In March 2000, the Control Systems segment acquired Entek IRD International Corporation (Entek), a provider of machinery condition monitoring solutions. In April 2000, the Control Systems segment acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation, a software developer. The aggregate purchase price for these acquisitions was $70 million, of which $61 million was allocated to intangible assets, including developed technology, and the excess of the purchase price over the amounts assigned to tangible and intangible assets was recorded as goodwill. Developed technology is being amortized on a straight-line basis over a period of 5 years. Goodwill related to the acquisitions of Entek and Systems Modeling Corporation is being amortized on a straight-line basis over 15 and 10 years, respectively.

     During 1999, the Company acquired four businesses for an aggregate purchase price of $185 million, of which $178 million was allocated to intangible assets. Goodwill is being amortized on a straight-line basis over periods ranging from 10 to 30 years, and the intangible assets are being amortized on a straight-line basis over 10 years.

     Amounts recorded for liabilities assumed in connection with these acquisitions were $1 million, $16 million and $41 million for the years ended September 30, 2001, 2000 and 1999, respectively.

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

5.  INVENTORIES

     Inventories are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Finished goods..............................................  $204    $220
Work in process.............................................   154     167
Raw materials, parts, and supplies..........................   242     223
                                                              ----    ----
Inventories.................................................  $600    $610
                                                              ====    ====

6.  PROPERTY

     Property is summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Land........................................................  $   41   $   51
Buildings and improvements..................................     506      513
Machinery and equipment.....................................   1,551    1,596
Construction in progress....................................      70       94
                                                              ------   ------
     Total..................................................   2,168    2,254
Less accumulated depreciation...............................   1,093    1,060
                                                              ------   ------
Property....................................................  $1,075   $1,194
                                                              ======   ======

7.  INTANGIBLE ASSETS

     Intangible assets are summarized as follows (in millions):

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Goodwill....................................................  $1,130   $1,148
Trademarks, distributor networks, patents, and other
  intangibles...............................................     657      646
                                                              ------   ------
     Total..................................................   1,787    1,794
Less accumulated amortization...............................     595      539
                                                              ------   ------
Intangible assets...........................................  $1,192   $1,255
                                                              ======   ======

8.  SHORT-TERM DEBT

     Short-term debt consists of the following (in millions):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              2001     2000
                                                              -----    -----
Short-term bank borrowings..................................   $ 9      $15
Current portion of long-term debt...........................     1        1
                                                               ---      ---
Short-term debt.............................................   $10      $16
                                                               ===      ===

     The weighted average interest rate on short-term bank borrowings was 2.0% at September 30, 2001 and 2.4% at September 30, 2000.

     At September 30, 2001, the Company had $1 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. Short-term credit facilities available to foreign subsidiaries amounted to $191 million at September 30, 2001 and consisted of arrangements for which there are no significant commitment fees.

9.  OTHER CURRENT LIABILITIES

     Other current liabilities are summarized as follows (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Advance payments from customers.............................  $ 40    $ 37
Product warranty costs......................................    34      35
Taxes other than income taxes...............................    33      37
Other.......................................................    99     106
                                                              ----    ----
Other current liabilities...................................  $206    $215
                                                              ====    ====

10.  LONG-TERM DEBT

     Long-term debt consists of the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
6.8% notes, payable in 2003.................................  $150    $150
6.15% notes, payable in 2008................................   350     350
6.70% debentures, payable in 2028...........................   250     250
5.20% debentures, payable in 2098...........................   200     200
Other.......................................................    24      28
Unamortized discount........................................   (51)    (53)
                                                              ----    ----
     Total..................................................   923     925
Less current portion........................................     1       1
                                                              ----    ----
Long-term debt..............................................  $922    $924
                                                              ====    ====

11.  FINANCIAL INSTRUMENTS

     The Company's financial instruments include short- and long-term debt and foreign currency forward exchange contracts. The fair value of short-term debt approximates the carrying value due to its short-term nature. At September 30, 2001 and 2000, the carrying value of long-term debt was $923 million and $925 million, respectively. The fair value of long-term debt, based upon quoted market prices for the same or similar issues, was $887 million and $843 million at September 30, 2001 and 2000, respectively.

     Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2001 and 2000, the Company had outstanding foreign currency forward exchange contracts with notional amounts of $738 million and $852 million, respectively, primarily consisting of contracts for the euro, pound sterling, Canadian dollar, Australian dollar, and Swiss franc. Notional amounts are stated in the U.S. dollar equivalents at spot exchange rates at the respective dates. At September 30, 2001, the net carrying value of foreign currency forward exchange contracts of $2 million was equal to its fair value based upon quoted market prices for contracts with similar maturities. As of September 30, 2001 and 2000, the foreign currency forward exchange contracts are recorded in other current assets in the amounts of $11 million and $51 million, respectively, and other current liabilities in the amounts of $9 million and $11 million, respectively. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. The Company has designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material.

     In February 2000, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on 90 day LIBOR (5.42% at September 30, 2000). At September 30, 2000, the fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was approximately $13 million. On October 24, 2000, the Swap was terminated at a net gain of $16 million. The gain is being amortized as a reduction of interest expense over the remaining term of the 6.15% notes, payable in 2008.

12.  SHAREOWNERS' EQUITY

  Common Stock

     At September 30, 2001, the authorized stock of the Company consisted of one billion shares of common stock, par value $1 per share, and 25 million shares of preferred stock, without par value. At September 30, 2001, 32 million shares of common stock were reserved for various employee incentive plans.

     Changes in outstanding common shares are summarized as follows (in millions):

                                                              2001    2000    1999
                                                              -----   -----   -----
Beginning balance...........................................  183.5   190.9   190.6
Treasury stock purchases....................................   (1.7)   (8.0)   (3.5)
Shares delivered under incentive plans......................    1.9     0.6     3.8
                                                              -----   -----   -----
Ending balance..............................................  183.7   183.5   190.9
                                                              =====   =====   =====

     For 2001, 2000 and 1999, dilutive stock options resulted in an increase in average outstanding shares of 2.4 million, 2.1 million and 3.1 million, respectively.

  Preferred Share Purchase Rights

     Each outstanding share of common stock provides the holder with one Preferred Share Purchase Right (Right). The Rights will become exercisable only if a person or group, without the approval of the board of directors, acquires, or offers to acquire, 20% or more of the common stock, although the board of directors is authorized to reduce the 20% threshold for triggering the Rights to not less than 10%. Upon exercise, each Right entitles the holder to 1/100th of a share of Series A Junior Participating Preferred Stock of the Company (Junior Preferred Stock) at a price of $250, subject to adjustment.

     Upon an acquisition of the Company, each Right (other than Rights held by the acquirer) will generally be exercisable for $500 worth of either common stock of the Company or common stock of the acquirer for $250. In certain circumstances, each Right may be exchanged by the Company for one share of common stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on December 6, 2006, unless earlier exchanged or redeemed at $0.01 per Right.

  Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss, including amounts related to Rockwell Collins at September 30, 2000, consisted of the following (in millions):

                                                              SEPTEMBER 30,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Unrealized gains on cash flow hedges........................  $   5   $  12
Currency translation adjustments............................   (166)   (173)
Pension adjustments.........................................     (1)     (5)
                                                              -----   -----
Accumulated other comprehensive loss........................  $(162)  $(166)
                                                              =====   =====

     During 2001, unrealized gains on cash flow hedges of $22 million ($15 million after tax) were reclassified into earnings. Approximately $5 million of the unrealized gains on cash flow hedges will be reclassified into earnings during 2002. Management expects that these unrealized gains will be offset when the hedged items are recognized in earnings.

13.  STOCK OPTIONS

     Options to purchase common stock of the Company have been granted under various incentive plans and by board action to directors, officers and other key employees at prices equal to or above the fair market value of such stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, shares of common stock or a combination thereof.

     Under the 2000 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were 12 million at September 30, 2001. None of the incentive plans presently permits options to be granted after November 30, 2009. Stock options generally expire ten years from the date they are granted and vest over three years (time-vesting options) with the exception of performance-vesting options.

     In 2001, 2000 and 1999, the Company granted performance-vesting options. These options expire ten years from the date they are granted and vest at the earlier of (a) the date the market price of the Company's common stock reaches a specified level for a pre-determined period of time or certain other financial performance criteria are met or (b) a period of six to nine years from the date they are granted.

     Information relative to stock options is as follows (shares in thousands):

                                    2001             2000             1999
                              ---------------- ---------------- ----------------
                                     WTD. AVG.        WTD. AVG.        WTD. AVG.
                                     EXERCISE         EXERCISE         EXERCISE
                              SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                              ------ --------- ------ --------- ------ ---------
Number of shares under option:
  Outstanding at beginning of
     year.................... 13,998  $36.04   11,564  $31.13   13,419   $36.27
  Granted:
     Time-vesting............  3,309   28.23    2,523   51.04    2,169    37.05
     Performance-vesting.....    941   29.94      880   52.48    1,023    35.22
  Adjustments:
     Collins adjustment......  6,379      --       --      --       --       --
     Conversion to Collins
       options............... (2,486)  37.32       --      --       --       --
     Conexant adjustment.....     --      --       --      --      669       --
     Conversion to Conexant
       options...............     --      --       --      --   (1,621)   48.97
Exercised.................... (1,884)  23.17     (561)  24.62   (3,750)   23.68
Canceled or expired..........   (561)  29.99     (408)  40.31     (345)   39.60
                              ------           ------           ------
Outstanding at end of year... 19,696   14.15   13,998   36.04   11,564    31.13
                              ======           ======           ======
Exercisable at end of year...  9,863   13.48    8,584   30.52    7,419    28.69
                              ======           ======           ======

     In connection with the Spinoff, the number and exercise prices of certain options were adjusted in order to preserve the intrinsic value of the options that were outstanding immediately before and after the Spinoff. For certain other options, option holders received a combination of Rockwell and Rockwell Collins options with adjustments made to the number and exercise prices of those options to preserve the intrinsic value of the Rockwell and Rockwell Collins options that were outstanding immediately before and after the Spinoff. Outstanding Rockwell options held by Rockwell Collins employees generally were converted into Rockwell Collins options.

     In connection with the spinoff of Semiconductor Systems, the number and exercise prices of certain options were adjusted in order to preserve the intrinsic value of the options that were outstanding immediately before and after the spinoff. For certain other options, option holders received a combination of Rockwell and Conexant options with adjustments made to the number and exercise prices of those options to preserve the intrinsic value of the Rockwell and Conexant options that were outstanding immediately before and after the spinoff. Outstanding Rockwell options held by Semiconductor Systems employees were converted into Conexant options.

     The following table summarizes information about stock options outstanding at September 30, 2001 (shares in thousands; remaining life in years):

                                 OPTIONS OUTSTANDING
                            -----------------------------   OPTIONS EXERCISABLE
                                       WEIGHTED AVERAGE     --------------------
                                     --------------------             WTD. AVG.
                                     REMAINING   EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES    SHARES     LIFE       PRICE     SHARES      PRICE
------------------------    ------   ---------   --------   -------   ----------
$ 4.71 to $10.49..........   2,231      1.9       $ 8.80     2,231      $ 8.80
$10.50 to $14.14..........   9,558      7.4        11.72     3,926       12.05
$14.15 to $18.86..........   3,749      6.3        16.51     2,568       16.54
$18.87 to $23.57..........   4,158      7.9        20.49     1,138       20.68
                            ------                           -----
                            19,696                           9,863
                            ======                           =====

     The Company's net income and earnings per share would have been reduced to the following pro forma amounts if the Company accounted for its stock-based plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

                                    2001             2000             1999
                               ---------------  ---------------  ---------------
                                  AS      PRO      AS      PRO      AS      PRO
                               REPORTED  FORMA  REPORTED  FORMA  REPORTED  FORMA
                               --------  -----  --------  -----  --------  -----
Net income...................   $ 305    $ 271   $ 636    $ 611   $ 559    $ 478
Basic earnings per share.....   $1.67    $1.48   $3.38    $3.26   $2.94    $2.51
Diluted earnings per share...   $1.65    $1.46   $3.35    $3.22   $2.89    $2.47

     The 2001 pro forma net income includes $6 million ($4 million after tax, or two cents per diluted share) of pro forma compensation expense related to the spinoff of Rockwell Collins. The 1999 pro forma net income includes $87 million ($57 million after tax, or 29 cents per diluted share) of pro forma compensation expense related to the spinoff of Semiconductor Systems. The pro forma effect of stock options on net income for 2001 may not be indicative of the pro forma effect on net income in future years.

     The weighted average fair value of options granted was $8.79, $16.30 and $9.55 per share in 2001, 2000 and 1999, respectively. The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

                                         2001          2000          1999
                                  ------------------  ------  ------------------
                                           COLLINS                     CONEXANT
                                           SPINOFF                     SPINOFF
                                  GRANTS  ADJUSTMENT  GRANTS  GRANTS  ADJUSTMENT
                                  ------  ----------  ------  ------  ----------
Average risk-free interest
  rate...........................  5.76%     4.73%     6.06%   4.51%     4.66%
Expected dividend yield..........  2.29%     1.77%     2.29%   2.23%       --
Expected volatility..............  0.33      0.35      0.33    0.29      0.44
Expected life (years)............     5         5         5       5         5

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

     In connection with the Spinoff, Rockwell Collins assumed the former Rockwell International Corporation domestic qualified plan (Rockwell Retirement
Plan). Pension plan obligations attributable to all of Rockwell's domestic active employees and former employees of the Control Systems, Power Systems and Electronic Commerce businesses were retained by Rockwell and a proportionate share of pension plan assets were transferred from the Rockwell Retirement Plan to a new pension plan established by Rockwell. The Company also retained liabilities for other postretirement benefits for active and former employees. The tables below reflect the continuing Rockwell plans.

     The components of net periodic benefit cost are as follows (in millions):

                                                          OTHER POSTRETIREMEMT
                                    PENSION BENEFITS            BENEFITS
                                  ---------------------   ---------------------
                                  2001    2000    1999    2001    2000    1999
                                  -----   -----   -----   -----   -----   -----
Service cost....................  $  44   $  44   $  52    $ 7     $ 7     $ 6
Interest cost...................     87      79      75     18      18      13
Expected return on plan
  assets........................   (126)   (110)   (100)    --      --      --
Amortization:
  Prior service cost............      5       5       6     (6)     (6)     (6)
  Net transition asset..........     (4)     (4)    (13)    --      --      --
  Net actuarial loss............      4       3      17      3       2      --
                                  -----   -----   -----    ---     ---     ---
Net periodic benefit cost.......  $  10   $  17   $  37    $22     $21     $13
                                  =====   =====   =====    ===     ===     ===

     The Company recognized a curtailment gain of $9 million and $14 million in 2000 and 1999, respectively, and special termination benefit charges of $3 million, $3 million and $11 million in 2001, 2000 and 1999, respectively.

     Benefit obligation, plan asset, funded status, and net liability information is summarized as follows (in millions):

                                                               OTHER
                                                          POSTRETIREMENT
                                      PENSION BENEFITS       BENEFITS
                                      -----------------   ---------------
                                       2001      2000      2001     2000
                                      -------   -------   ------   ------
Benefit obligation at beginning of
  year..............................  $1,243    $1,203    $ 242    $ 258
Service cost........................      44        44        7        7
Interest cost.......................      87        79       18       18
Discount rate change................      83       (73)      16      (12)
Actuarial (gains) losses............      (4)       65       43        5
Plan amendments.....................       3         1       --       (4)
Benefits paid.......................     (51)      (45)     (30)     (30)
RSC adjustment......................     (41)       --       (6)      --
Other (including currency
  translation)......................      11       (31)       4       --
                                      ------    ------    -----    -----
Benefit obligation at end of year...   1,375     1,243      294      242
                                      ------    ------    -----    -----
Plan assets at beginning of year....   1,453     1,376       --       --
Actual return on plan assets........     (28)      148       --       --
Company contributions...............       8         8       30       30
Benefits paid.......................     (51)      (45)     (30)     (30)
RSC adjustment......................    (106)       --       --       --
Other (including currency
  translation)......................       8       (34)      --       --
                                      ------    ------    -----    -----
Plan assets at end of year..........   1,284     1,453       --       --
                                      ------    ------    -----    -----
Funded status of plans..............     (91)      210     (294)    (242)
Unamortized amounts:
  Prior service cost................      16        18      (39)     (49)
  Net transition asset..............      (8)      (12)      --       --
  Net actuarial (gains) losses......     (32)     (272)     103       49
                                      ------    ------    -----    -----
Net liability on balance sheet......  $ (115)   $  (56)   $(230)   $(242)
                                      ======    ======    =====    =====
Net liability on balance sheet
  consists of:
Prepaid benefit cost................  $   17    $   18    $  --    $  --
Accrued benefit liability...........    (137)      (75)    (230)    (242)
Deferred tax asset..................       1        (2)      --       --
Intangible asset....................       3         7       --       --
Accumulated other comprehensive
  loss..............................       1        (4)      --       --
                                      ------    ------    -----    -----
Net liability on balance sheet......  $ (115)   $  (56)   $(230)   $(242)
                                      ======    ======    =====    =====

     In connection with the Spinoff, pension plan obligations attributable to Rockwell Science Center domestic active and former employees and a proportionate share of pension plan assets were transferred from the Rockwell Retirement Plan to a new pension plan established by RSC. RSC also assumed its obligation for other postretirement benefits for such active and former employees.

     The Company uses an actuarial measurement date of June 30 to measure its benefit obligations. Significant assumptions used in determining these benefit obligations and net periodic benefit cost are summarized as follows (in weighted averages):

                                                                    OTHER
                                             PENSION           POSTRETIREMENT
                                            BENEFITS               BENEFITS
                                            ----------         ---------------
                                           2001   2000          2001     2000
                                           ----   ----         ------   ------
Discount rate.........................     7.5%  8.0%           7.5%     8.0%
Compensation increase
  rate................................     4.5%  4.5%            --       --
Expected return on plan
  assets..............................    9.75%  9.5%            --       --
Health care cost trend
  rate*...............................      --    --            8.0%     7.0%

---------------

* Decreasing to 5.5% after 2016.

     The discount rate, compensation increase rate and health care cost trend rate assumptions are determined as of the measurement date. The expected return on plan assets assumption is determined as of the previous measurement date.

  Pension Benefits

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) were $93 million, $78 million and $20 million, respectively, as of September 30, 2001 and $63 million, $55 million and $1 million, respectively, as of September 30, 2000.

  Other Postretirement Benefits

     Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

                                          ONE-PERCENTAGE         ONE-PERCENTAGE
                                          POINT INCREASE         POINT DECREASE
                                          ---------------        ---------------
                                          2001      2000          2001     2000
                                          -----     -----        ------   ------
Increase (decrease) to total
  of service and interest
  cost components.....................     $ 3       $ 3          $ (3)    $ (3)
Increase (decrease) to
  postretirement benefit
  obligation..........................      23        16           (19)     (14)

  Defined Contribution Savings Plans

     The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $22 million, $21 million and $21 million, for 2001, 2000 and 1999, respectively.

15.  OTHER INCOME, NET

     The components of other income, net are as follows (in millions):

                                                              2001   2000   1999
                                                              ----   ----   ----
Net gain on dispositions of property and businesses.........  $ 6    $15    $ 36
Demutualization income......................................   --     28      --
Loss on investment..........................................   --     --     (29)
Intellectual property settlement............................   18     --      14
Interest income.............................................    6      9      10
Royalty income..............................................    3     10       9
Other.......................................................   11      4       8
                                                              ---    ---    ----
Other income, net...........................................  $44    $66    $ 48
                                                              ===    ===    ====

     During 2000, the Company recorded a $32 million gain on the sale of real estate, which was partially offset by a loss of $14 million on the sale of a Power Systems business, and recorded $28 million of income resulting from the demutualization of Metropolitan Life Insurance Company.

     In 1999, the Company recorded a loss of $29 million associated with the write-off of its investment in Goss Graphic Systems, Inc. preferred stock, which the Company received in connection with the sale of its graphic systems business. In addition, the Company recorded a gain of $32 million on the sale of Control Systems' North American Transformer business.

16.  INCOME TAXES

     The components of the income tax provision are as follows (in millions):

                                                              2001   2000   1999
                                                              ----   ----   ----
Current:
  United States.............................................  $ 13   $ (5)  $104
  Tax refund claims.........................................   (22)    --     --
  Non-United States.........................................    44     19     24
  State and local...........................................     6      7     32
                                                              ----   ----   ----
Total current...............................................    41     21    160
Deferred:
  United States.............................................    (2)   111    (18)
  Non-United States.........................................     2     11     11
  State and local...........................................     2     20      2
                                                              ----   ----   ----
Total deferred..............................................     2    142     (5)
                                                              ----   ----   ----
Income tax provision........................................  $ 43   $163   $155
                                                              ====   ====   ====

     During 2001, the Company reached agreement with various taxing authorities on refund claims related to certain prior years and recorded $22 million as a reduction of its income tax provision.

     Net current deferred income tax benefits at September 30, 2001 and 2000 consist of the tax effects of temporary differences related to the following (in millions):

                                                              2001   2000
                                                              ----   ----
Compensation and benefits...................................  $ 20   $ 22
Product warranty costs......................................    13     15
Inventory...................................................    28     33
Allowance for doubtful accounts.............................    26     24
Other -- net................................................    65     59
                                                              ----   ----
Current deferred income taxes...............................  $152   $153
                                                              ====   ====

     Net long-term deferred income taxes in the balance sheet at September 30, 2001 and 2000 consist of the tax effects of temporary differences related to the following (in millions):

                                                              2001    2000
                                                              -----   -----
Retirement benefits.........................................  $(129)  $(107)
Property....................................................    126     145
Intangible assets...........................................     75      73
Net operating loss carryforwards............................     (4)     (9)
Foreign tax credit carryforwards............................    (49)    (71)
Other -- net................................................    100      88
                                                              -----   -----
Subtotal....................................................    119     119
Valuation allowance.........................................     52      80
                                                              -----   -----
Long-term deferred income taxes.............................  $ 171   $ 199
                                                              =====   =====

     Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($453 million of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. A valuation allowance is established for deferred tax assets related to net operating loss carryforwards and foreign tax credit carryforwards for which utilization is uncertain. The carryforward period for $1 million of the net operating losses ends between 2002 and 2005. The carryforward period for the remaining net operating losses is indefinite. The carryforward period for all of the foreign tax credits ends in 2002.

     The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

                                                              2001    2000   1999
                                                              -----   ----   ----
Statutory tax rate..........................................   35.0%  35.0%  35.0%
State and local income taxes................................    3.6    3.4    5.0
Non-United States taxes.....................................    5.3    1.4    1.8
Foreign tax credit utilization..............................   (8.4)  (4.8)  (4.9)
Non-deductible goodwill.....................................    8.3    2.0    2.1
Employee stock ownership plan benefit.......................   (4.2)  (1.2)    --
Tax refund claims...........................................  (13.1)    --     --
Utilization of foreign loss carryforwards...................   (0.6)  (1.8)  (0.9)
Other.......................................................   (0.3)  (1.7)  (2.6)
                                                              -----   ----   ----
Effective income tax rate...................................   25.6%  32.3%  35.5%
                                                              =====   ====   ====

     The income tax provisions were calculated based upon the following components of income from continuing operations before income taxes (in millions):

                                                              2001   2000   1999
                                                              ----   ----   ----
United States income........................................  $ 87   $410   $343
Non-United States income....................................    81     97     95
                                                              ----   ----   ----
Total.......................................................  $168   $507   $438
                                                              ====   ====   ====

     No provision has been made for United States, state, or additional non-United States income taxes related to approximately $239 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

     The Company's United States income tax returns for the years 1995 through 1997 are currently under examination. In connection with the divestiture of the Company's aerospace and defense business ("the A&D Business"), the spinoff of the Company's automotive components business ("Automotive"), the Semiconductor Systems spinoff, and the Rockwell Collins spinoff, the Company has retained all tax liabilities and the right to all tax refunds related to United States and certain non-U.S. operations of the A&D Business, Automotive, Semiconductor Systems and Rockwell Collins for periods prior to the respective divestiture dates. Management expects the examination of the Company's 1995 through 1997 tax years will be completed during 2002. Management believes adequate provision for income taxes has been made for all years through 2001.

17.  SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

                                                              2001   2000   1999
                                                              ----   ----   ----
Statement of cash flows information (in millions):
Income taxes paid...........................................  $213   $129   $111
Interest payments...........................................    79     74     85
Statement of operations information (in millions):
Research and development:
  Company-initiated.........................................   169    209    188
  Customer-funded...........................................    61     61     52
Rental expense..............................................    86     94     89

     Income taxes paid and interest payments related to discontinued operations for 2001, 2000 and 1999 were not significant.

     Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $200 million as of September 30, 2001 and are payable as follows (in millions): 2002, $44; 2003, $37; 2004, $31; 2005, $23; 2006, $17, and after 2006, $48. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $44 million as of September 30, 2001 and are receivable through 2008 at approximately $6 million per year.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

     Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on the Company's liquidity and capital resources, competitive position or financial condition.

     The Company has been designated as a potentially responsible party at 19 Superfund sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's potential liability has been finally determined or assumed by third parties. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 2001 to be about $13 million, of which $9 million has been accrued.

     Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2001, management has estimated the highest total reasonably possible costs the Company could incur from these matters to be about $55 million. The Company has recorded environmental accruals for these matters of $25 million. In addition to the above matters, the Company assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance Electric Company (Reliance). The Company is indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 2001, the Company has recorded a liability of approximately $29 million and a receivable of approximately $28 million for these Reliance matters. Management estimates the highest total reasonably possible costs for these matters to be approximately $37 million for which the Company is substantially indemnified by Exxon.

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

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, employment and contract matters. In connection with the divestiture of the A&D Business to The Boeing Company (Boeing), Rockwell agreed to indemnify Boeing for certain government contract and environmental matters related to operations of the A&D Business for periods prior to the divestiture. In connection with the spinoffs of Automotive, Semiconductor Systems and Rockwell Collins, the spun-off companies have agreed to indemnify Rockwell for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company's business or financial condition.

     In the ordinary course of business, the Company has divested certain of its businesses. As a result of such divestitures, there may be lawsuits, claims or proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. Management believes that any judgments against the Company related to such matters would not have a material adverse effect on the Company's business or financial condition.

19.  BUSINESS SEGMENT INFORMATION

     Rockwell is a provider of industrial automation power, control and information products and services. The Company is organized based upon products and services and has three operating segments consisting of Control Systems, Power Systems and Electronic Commerce. Following the spinoff of Rockwell Collins, the Company has a 50 percent ownership interest in RSC and accounts for its interest in RSC using the equity method.

     The Control Systems segment is a supplier of industrial automation products, systems, software and services focused on helping customers control manufacturing processes. Products include controllers, I/O (input/output) systems, drives, sensors, packaged control products, operator interface devices, software products and services and network monitoring products. These products are primarily marketed under the Rockwell Automation, Allen-Bradley, and Rockwell Software brand names. Major markets served include consumer products, food and beverage, transportation, metals, mining, pulp and paper, petroleum, specialty chemicals, pharmaceuticals, electric power, water treatment, electronic assembly and semiconductor fabrication.

     The Power Systems segment is a supplier of industrial automation mechanical power transmission products and industrial motors and drives. Products include power transmission components, gear reducers, speed drives, shaft mounted reducers, conveyor pulleys, shaft couplings, clutches, motor brakes, mounted bearings and motors. These products are primarily marketed under the Dodge and Reliance Electric brand names. Major markets served include mining, aggregate, food/beverage, forestry, petrochemicals, metals, unit handling, air handling and environmental.

     The Electronic Commerce segment is a solutions supplier for companies that interact with their customers via the telephone, the internet, or both. Products include automatic call distributors, computer telephony integration software, information collection, reporting, queuing and management systems and call center systems and consulting services. Major markets served include service, transportation, energy, healthcare, retail, telecommunications and financial.

     The following tables reflect the sales and operating results of the Company's reportable segments for the years ended September 30 (in millions):

                                                              2001     2000     1999
                                                             ------   ------   ------
Sales:
  Control Systems..........................................  $3,364   $3,682   $3,651
  Power Systems............................................     744      797      822
  Electronic Commerce......................................     151      169      203
  Other....................................................      73       78       35
  Intersegment sales.......................................     (53)     (70)     (46)
                                                             ------   ------   ------
     Total.................................................  $4,279   $4,656   $4,665
                                                             ======   ======   ======
Segment operating earnings:
  Control Systems..........................................  $  426   $  640   $  642
  Power Systems............................................      38       65       53
  Electronic Commerce......................................       7      (16)      12
  Other....................................................       3        7       18
                                                             ------   ------   ------
     Total.................................................     474      696      725
Goodwill and purchase accounting items.....................     (79)     (82)     (72)
General corporate -- net...................................     (53)     (20)    (163)
(Loss) gain on disposition of businesses...................      --      (14)      32
Interest expense...........................................     (83)     (73)     (84)
Special charges............................................     (91)      --       --
                                                             ------   ------   ------
Income from continuing operations before income taxes......  $  168   $  507   $  438
                                                             ======   ======   ======

     Other represents the sales and segment operating earnings of Rockwell Science Center through the third quarter of 2001. Beginning with the fourth quarter of 2001, the Company's 50 percent ownership interest in RSC is accounted for using the equity method, and the Company's proportional share of RSC's earnings or losses are included in general corporate-net.

     Among other considerations, the Company evaluates performance and allocates resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates, and incremental acquisition related expenses resulting from purchase accounting adjustments such as goodwill and other intangible asset amortization, depreciation, inventory and purchased research and development charges. The accounting policies used in preparing the segment information are consistent with those described in Note 1. Special charges are discussed in Note 3.

     Effective October 1, 2001, management changed its method of evaluating segment performance to exclude from segment operating earnings all purchase accounting items, including depreciation and intangible asset amortization. Management believes the exclusion of these items provides additional insight into the operating performance of the segments.

     The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

                                                              2001     2000     1999
                                                             ------   ------   ------
Identifiable assets:
  Control Systems..........................................  $2,494   $2,604   $2,688
  Power Systems............................................   1,024    1,049    1,132
  Electronic Commerce......................................      86      101      112
  Other....................................................      --       62       38
  Corporate................................................     470      581      657
  Net assets of discontinued operations....................      --      892      665
                                                             ------   ------   ------
     Total.................................................  $4,074   $5,289   $5,292
                                                             ======   ======   ======
Depreciation and amortization:
  Control Systems..........................................  $  132   $  130   $  124
  Power Systems............................................      41       37       34
  Electronic Commerce......................................      10       10        8
  Other....................................................       4        6        7
  Corporate................................................       6        5        6
                                                             ------   ------   ------
     Total.................................................     193      188      179
  Purchase accounting depreciation and amortization........      79       82       72
                                                             ------   ------   ------
     Total.................................................  $  272   $  270   $  251
                                                             ======   ======   ======
Capital expenditures for property:
  Control Systems..........................................  $   99   $  148   $  167
  Power Systems............................................      43       54       53
  Electronic Commerce......................................       1        6        9
  Other....................................................      13        6        6
  Corporate................................................       1        3       15
                                                             ------   ------   ------
     Total.................................................  $  157   $  217   $  250
                                                             ======   ======   ======

     Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, property and the 50 percent ownership interest in RSC.

     The Company conducts a significant portion of its business activities outside the United States. The following tables reflect geographic sales and property by geographic region (in millions):

                                         SALES                     PROPERTY
                                ------------------------   ------------------------
                                 2001     2000     1999     2001     2000     1999
                                ------   ------   ------   ------   ------   ------
United States.................  $2,871   $3,205   $3,278   $  945   $1,052   $1,050
Europe........................     655      684      700       75       84      102
Canada........................     299      329      299       20       21       22
Asia-Pacific..................     278      268      233       24       25       25
Latin America.................     176      170      155       11       12       12
                                ------   ------   ------   ------   ------   ------
     Total....................  $4,279   $4,656   $4,665   $1,075   $1,194   $1,211
                                ======   ======   ======   ======   ======   ======

     Sales are attributed to the geographic regions based on the country of destination.

20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  2001 QUARTERS
                                        ---------------------------------
                                        FIRST    SECOND   THIRD    FOURTH    2001
                                        ------   ------   ------   ------   ------
                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales.........................          $1,111   $1,168   $1,026    $974    $4,279
Cost of sales.................             748      783      796     704     3,031
Income (loss) from
  continuing
  operations..................              69       71      (27)     12       125
Net income....................             134      125       34      12       305
Basic earnings
  (loss) per share:
  Continuing
     operations...............            0.38     0.39    (0.15)   0.07      0.69
  Net income..................            0.74     0.68     0.18    0.07      1.67
Diluted earnings
  (loss) per share:
  Continuing
     operations...............            0.38     0.38    (0.15)   0.07      0.68
  Net income..................            0.73     0.67     0.18    0.07      1.65

     Net income for 2001 includes: (a) charges of $69 million ($45 million after tax, or 25 cents per diluted share) for costs associated with realignment actions in the third quarter; (b) charges of $22 million ($15 million after tax, or eight cents per diluted share) for costs associated with realignment actions in the fourth quarter and (c) a gain of $18 million ($12 million after tax, or six cents per diluted share) resulting from the favorable settlement of an intellectual property matter in the fourth quarter.

                                     2000 QUARTERS
                           ---------------------------------
                           FIRST    SECOND   THIRD    FOURTH    2000
                           ------   ------   ------   ------   ------
                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Sales....................  $1,103   $1,174   $1,195   $1,184   $4,656
Cost of sales............     721      772      813      796    3,102
Income from continuing
  operations.............      87      102       92       63      344
Net income...............     157      164      170      145      636
Basic earnings per share:
  Continuing
     operations..........    0.46     0.54     0.49     0.34     1.83
  Net income.............    0.83     0.87     0.91     0.79     3.38
Diluted earnings per
  share:
  Continuing
     operations..........    0.45     0.53     0.49     0.34     1.81
  Net income.............    0.81     0.85     0.90     0.78     3.35

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowners of Rockwell International Corporation:

     We have audited the accompanying consolidated balance sheet of Rockwell International Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareowners' equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell International Corporation and subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
November 7, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     See the information under the captions ELECTION OF DIRECTORS and INFORMATION AS TO NOMINEES FOR DIRECTORS AND CONTINUING DIRECTORS in the 2002 Proxy Statement.

     No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information under the captions EXECUTIVE COMPENSATION, OPTION GRANTS AND AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END VALUES and RETIREMENT PLANS in the 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information under the captions VOTING SECURITIES and OWNERSHIP BY MANAGEMENT OF EQUITY SECURITIES in the 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information under the caption BOARD OF DIRECTORS AND COMMITTEES in the 2002 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedule and Exhibits.

        (1) Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

           Consolidated Balance Sheet, September 30, 2001 and 2000.

           Consolidated Statement of Operations, years ended September 30, 2001, 2000 and 1999.

           Consolidated Statement of Cash Flows, years ended September 30, 2001, 2000 and 1999.

           Consolidated Statement of Shareowners' Equity, years ended September 30, 2001, 2000 and 1999.

           Consolidated Statement of Comprehensive Income, years ended September 30, 2001, 2000 and 1999.

           Notes to Consolidated Financial Statements.

           Independent Auditors' Report.

        (2) Financial Statement Schedule for the years ended September 30, 2001, 2000 and 1999.

                                                                           PAGE
                                                                           ----
            Schedule II -- Valuation and Qualifying Accounts............   S-1

           Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits.

              3-a-1    Restated Certificate of Incorporation of the Company, as
                       amended, filed as Exhibit 3-a-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
              3-b-l    By-Laws of the Company, filed as Exhibit 3-b-2 to the
                       Company's Annual Report on Form 10-K for the year ended
                       September 30, 1998, are hereby incorporated by reference.
              4-a-1    Rights Agreement, dated as of November 30, 1996, between the
                       Company and Mellon Investor Services LLC (formerly named
                       ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4-c to Registration Statement No.
                       333-17031, is hereby incorporated by reference.
              4-b-l    Indenture dated as of April 1, 1993 between Reliance
                       Electric Company and Bankers Trust Company, as Trustee,
                       pursuant to which the 6.8% Notes of Reliance Electric
                       Company due April 15, 2003 have been issued, filed as
                       Exhibit 4.7 to Registration Statement No. 33-60066, is
                       hereby incorporated by reference.
              4-b-2    First Supplemental Indenture dated April 14, 1993 to the
                       Indenture listed as Exhibit 4-b-l above, filed as Exhibit
                       4.1 to Current Report on Form 8-K of Reliance Electric
                       Company dated April 19, 1993 (File No. 1-10404), is hereby incorporated by reference.
              4-b-3    Form of certificate for the 6.8% Notes of Reliance Electric
                       Company due April 15, 2003, filed as Exhibit 4-8 to
                       Registration Statement No. 33-60066, is hereby incorporated by reference.



          * Management contract or compensatory plan or arrangement.

              4-c-1    Indenture dated as of December 1, 1996 between the Company and The Chase Manhattan Bank (successor to Mellon Bank,
                       N.A.), as Trustee, filed as Exhibit 4-a to Registration
                       Statement No. 333-43071, is hereby incorporated by
                       reference.
              4-c-2    Form of certificate for the Company's 6.15% Notes due
                       January 15, 2008, filed as Exhibit 4-a to the Company's
                       Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
              4-c-3    Form of certificate for the Company's 6.70% Debentures due
                       January 15, 2028, filed as Exhibit 4-b to the Company's
                       Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
              4-c-4    Form of certificate for the Company's 5.20% Debentures due
                       January 15, 2098, filed as Exhibit 4-c to the Company's
                       Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
            *10-a-l    Copy of the Company's 1988 Long-Term Incentives Plan, as
                       amended through November 30, 1994, filed as Exhibit 10-d-l to the Company's Annual Report on Form 10-K for the year
                       ended September 30, 1994 (File No. 1-1035), is hereby
                       incorporated by reference.
            *10-a-2    Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, amending the Company's 1988
                       Long-Term Incentives Plan, filed as Exhibit 4-g-1 to
                       Registration Statement No. 333-17055, is hereby incorporated by reference.
            *10-a-3    Copy of resolution of the Board of Directors of the Company, adopted November 5, 1997, increasing the number of shares
                       authorized for issuance under the Company's 1988 Long-Term
                       Incentives Plan, filed as Exhibit 10-b-2 to the Company's
                       Annual Report on Form 10-K for the year ended September 30,
                       1997, is hereby incorporated by reference.
            *10-a-4    Form of Stock Option Agreement under the Company's 1988
                       Long-Term Incentives Plan for options granted after May 1,
                       1992 and prior to March 1, 1993, filed as Exhibit 28-a-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (File No. 1-1035), is hereby
                       incorporated by reference.
            *10-a-5    Forms of Stock Option Agreements under the Company's 1988
                       Long-Term Incentives Plan for options granted after March 1,
                       1993 and prior to November 1, 1993, filed as Exhibit 28-a to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-1035), are hereby
                       incorporated by reference.
            *10-a-6    Forms of Stock Option Agreements under the Company's 1988
                       Long-Term Incentives Plan for options granted after November
                       1, 1993 and prior to December 1, 1994, filed as Exhibit
                       10-d-6 to the Company's Annual Report on Form 10- K for the
                       year ended September 30, 1993 (File No. 1-1035), are hereby incorporated by reference.
            *10-a-7    Forms of Stock Option Agreements under the Company's 1988
                       Long-Term Incentives Plan for options granted after December
                       1, 1994, filed as Exhibit 10-d-7 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994
                       (File No. 1-1035), are hereby incorporated by reference.
            *10-a-8    Memorandum of Proposed Amendments to the Rockwell
                       International Corporation 1988 Long-Term Incentives Plan
                       approved and adopted by the Board of Directors of the
                       Company on June 6, 2001 in connection with the spin-off of
                       Rockwell Collins.
            *l0-b-1    Copy of the Company's 1995 Long-Term Incentives Plan, as
                       amended, filed as Exhibit l0-b-1 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.



          * Management contract or compensatory plan or arrangement.

            *10-b-2    Forms of Stock Option Agreements under the Company's 1995
                       Long-Term Incentives Plan for options granted prior to
                       December 3, 1997, filed as Exhibit 10-e-2 to the Company's
                       Annual Report on Form 10-K for the year ended September 30,
                       1994 (File No. 1-1035), are hereby incorporated by
                       reference.
            *10-b-3    Forms of Stock Option Agreements under the Company's 1995
                       Long-Term Incentives Plan for options granted between
                       December 3, 1997 and August 31, 1998, filed as Exhibit
                       10-b-3 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1998, are hereby incorporated by
                       reference.
            *10-b-4    Form of Stock Option Agreement under the Company's 1995
                       Long-Term Incentives Plan for options granted on April 23,
                       1998, filed as Exhibit 10-b-4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is
                       hereby incorporated by reference.
            *10-b-5    Form of Stock Option Agreement under the Company's 1995
                       Long-Term Incentives Plan for options granted after August
                       31, 1998, filed as Exhibit 10-b-5 to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
            *10-b-6    Form of Restricted Stock Agreement under the Company's 1995
                       Long-Term Incentives Plan, filed as Exhibit 10-e to the
                       Company's Quarterly Report on Form 10-Q for the quarter
                       ended December 31, 1996, is hereby incorporated by
                       reference.
            *10-b-7    Copy of Restricted Stock Agreement dated December 3, 1997
                       between the Company and Don H. Davis, Jr., filed as Exhibit
                       10-c-5 to the Company's Annual Report on Form 10-K for the
                       year ended September 30, 1997, is hereby incorporated by
                       reference.
            *10-b-8    Memorandum of Proposed Amendments to the Rockwell
                       International Corporation 1995 Long-Term Incentives Plan
                       approved and adopted by the Board of Directors of the
                       Company on June 6, 2001 in connection with the spin-off of
                       Rockwell Collins.
            *10-c-l    Copy of the Company's Directors Stock Plan, as amended
                       February 2, 2000, filed as Exhibit 10.1 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended March
                       31, 2000, is hereby incorporated by reference.
            *10-c-2    Form of Stock Option Agreement under the Company's Directors
                       Stock Plan for options granted prior to February 2, 2000,
                       filed as Exhibit 10-d to the Company's Quarterly Report on
                       Form 10-Q for the quarter ended March 31, 1996 (File
                       No. 1-1035), is hereby incorporated by reference.
            *10-c-3    Forms of Restricted Stock Agreements under the Company's
                       Directors Stock Plan between the Company and each of George
                       L. Argyros, William H. Gray, III, William T. McCormick, Jr.,
                       John D. Nichols and Joseph F. Toot, Jr., filed as Exhibit
                       10-f to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended December 31, 1996, are hereby incorporated by reference.
            *10-c-4    Form of Stock Option Agreement under the Directors Stock
                       Plan for options granted after February 2, 2000, filed as
                       Exhibit 10-c-4 to the Company's Annual Report on Form 10-K
                       for the year ended September 30, 2000, is hereby
                       incorporated by reference.
            *10-c-5    Form of Restricted Stock Agreement under the Directors Stock
                       Plan for restricted stock granted after February 2, 2000,
                       filed as Exhibit 10-c-5 to the Company's Annual Report on
                       Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.
            *10-c-6    Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock, filed as Exhibit 10-c-6 to the Company's
                       Annual Report on Form 10-K for the year ended September 30,
                       2000, is hereby incorporated by reference.



          * Management contract or compensatory plan or arrangement.


           *10-c-7    Form of Stock Option Agreement for options granted on July
                      31, 2001 for service on the Board between the Company and each of the Company's Non-Employee Directors.

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

           *10-e-2    Forms of Stock Option Agreements under the Company's 2000
                      Long-Term Incentives Plan for options granted prior to July 31, 2001, filed as Exhibit 10-e-2 to the Company's
                      Annual Report on Form 10-K for the year ended September
                      30, 2000, are hereby incorporated by reference.

           *10-e-3    Form of Restricted Stock Agreement under the Company's
                      2000 Long-Term Incentives Plan, filed as Exhibit 4-d-3 to
                      Registration Statement No. 333-38444, is hereby incorporated by reference.

           *10-e-4    Memorandum of Proposed Amendments to the Rockwell
                      International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins.

           *10-e-5    Forms of Stock Option Agreements under the Company's 2000
                      Long-Term Incentives Plan for options granted on October 1, 2001.

           *10-e-6    Memorandum of Adjustments to Outstanding Options under
                      Rockwell International Corporation's 1988 Long-Term
                      Incentives Plan, 1995 Long-Term Incentives Plan, 2000
                      Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins.

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



          * Management contract or compensatory plan or arrangement.

            *10-h-1    Copy of resolutions of the Board of Directors of the
                       Company, adopted November 3, 1993, providing for the
                       Company's Deferred Compensation Policy for Non-Employee
                       Directors, filed as Exhibit 10-h-l to the Company's Annual
                       Report on Form 10-K for the year ended September 30, 1994
                       (File No. 1-1035), is hereby incorporated by reference.
            *10-h-2    Copy of resolutions of the Compensation Committee of the
                       Board of Directors of the Company, adopted July 6, 1994,
                       modifying the Company's Deferred Compensation Policy for
                       Non-Employee Directors, filed as Exhibit 10-h-2 to the
                       Company's Annual Report on Form 10-K for the year ended
                       September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
            *10-h-3    Copy of resolutions of the Board of Directors of New
                       Rockwell International Corporation, adopted December 4,
                       1996, providing for its Deferred Compensation Policy for
                       Non-Employee Directors, filed as Exhibit 10-i-3 to the
                       Company's Annual Report on Form 10-K for the year ended
                       September 30, 1996, is hereby incorporated by reference.
            *l0-i-1    Copy of the Company's Annual Incentive Compensation Plan for
                       Senior Executive Officers, filed as Exhibit A to the
                       Company's Proxy Statement for its 1996 Annual Meeting of
                       Shareowners (File No. 1-1035), is hereby incorporated by
                       reference.
            *10-j-1    Restricted Stock Agreement dated December 6, 1995 between
                       the Company and Don H. Davis, Jr., filed as Exhibit 10-1-1 to the Company's Annual Report on Form 10-K for the year
                       ended September 30, 1995 (File No. 1-1035), is hereby
                       incorporated by reference.
            *10-k-1    Form of Change of Control Agreements between the Company and each of D.H. Davis, Jr., M.A. Bless, W.J. Calise, Jr., J.D.
                       Cohn, K.D. Nosbusch, and J.D. Swann, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 2001, is hereby incorporated by
                       reference.
            *10-k-2    Form of Change of Control Agreements between the Company and certain other officers of the Company, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
                       quarter ended June 30, 2001, is hereby incorporated by
                       reference.
             10-l-1    Agreement and Plan of Distribution dated as of December 6,
                       1996, among Rockwell International Corporation (renamed
                       Boeing North American, Inc.), the Company (formerly named
                       New Rockwell International Corporation), Allen-Bradley
                       Company, Inc., Rockwell Collins, Inc., Rockwell
                       Semiconductor Systems, Inc., Rockwell Light Vehicle Systems,
                       Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as
                       Exhibit l0-b to the Company's Quarterly Report on Form 10-Q
                       for the quarter ended December 31, 1996, is hereby
                       incorporated by reference.
             10-l-2    Post-Closing Covenants Agreement dated as of December 6,
                       1996, among Rockwell International Corporation (renamed
                       Boeing North American, Inc.), The Boeing Company, Boeing NA,
                       Inc. and the Company (formerly named New Rockwell
                       International Corporation), filed as Exhibit 10-c to the
                       Company's Quarterly Report on Form 10-Q for the quarter
                       ended December 31, 1996, is hereby incorporated by
                       reference.
             10-l-3    Tax Allocation Agreement dated as of December 6, 1996, among
                       Rockwell International Corporation (renamed Boeing North
                       American, Inc.), the Company (formerly named New Rockwell
                       International Corporation) and The Boeing Company, filed as
                       Exhibit 10-d to the Company's Quarterly Report on Form 10-Q
                       for the quarter ended December 31, 1996, is hereby
                       incorporated by reference.



          * Management contract or compensatory plan or arrangement.

             10-m-l    Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as
                       Exhibit 2.1 to the Company's Current Report on Form 8-K
                       dated October 10, 1997, is hereby incorporated by reference.
             10-m-2    Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company's Current Report on Form 8-K
                       dated October 10, 1997, is hereby incorporated by reference.
             10-m-3    Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company's Current Report on Form 8-K
                       dated October 10, 1997, is hereby incorporated by reference.
             10-n-1    Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as
                       Exhibit 2.1 to the Company's Current Report on Form 8-K
                       dated January 12, 1999, is hereby incorporated by reference.
             10-n-2    Amended and Restated Employee Matters Agreement dated as of
                       December 31, 1998 by and between the Company and Conexant
                       Systems, Inc., filed as Exhibit 2.2 to the Company's Current
                       Report on Form 8-K dated January 12, 1999, is hereby
                       incorporated by reference.
             10-n-3    Tax Allocation Agreement dated as of December 31, 1998 by
                       and between the Company and Conexant Systems, Inc., filed as
                       Exhibit 2.3 to the Company's Current Report on Form 8-K
                       dated January 12, 1999, is hereby incorporated by reference.
             10-o-1    Distribution Agreement dated as of June 29, 2001 by and
                       among the Company, Rockwell Collins, Inc. and Rockwell
                       Scientific Company LLC, filed as Exhibit 2.1 to the
                       Company's Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
             10-o-2    Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell
                       Scientific Company LLC, filed as Exhibit 2.2 to the
                       Company's Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
             10-o-3    Tax Allocation Agreement dated as of June 29, 2001 by and
                       between the Company and Rockwell Collins, Inc., filed as
                       Exhibit 2.3 to the Company's Current Report on Form 8-K
                       dated July 11, 2001, is hereby incorporated by reference.
                 12    Computation of Ratio of Earnings to Fixed Charges for the
                       Five Years Ended September 30, 2001.
                 21    List of Subsidiaries of the Company.
                 23    Independent Auditors' Consent.
                 24    Powers of Attorney authorizing certain persons to sign this
                       Annual Report on Form 10-K on behalf of certain directors
                       and officers of the Company.

(b)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K dated July 11, 2001 in respect of the completion on June 29, 2001 of the spin-off of its avionics and communications business to holders of shares of Common Stock, par value $1 per share, of the Company by means of the pro rata distribution to such holders of all the outstanding shares of Common Stock, par value $.01 per share, of Rockwell Collins, Inc., then a wholly-owned subsidiary of the Company, including the associated preferred share purchase rights (the "Distribution"). Rockwell Collins began operations as an independent, separately traded, publicly held company on June 30, 2001. The Form 8-K includes unaudited pro forma condensed consolidated financial information of the Company reflecting the Distribution (Items 2 and 7).

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

                                          ROCKWELL INTERNATIONAL CORPORATION

                                          By   /s/ WILLIAM J. CALISE, JR.
                                            ------------------------------------
                                                   William J. Calise, Jr.
                                                   Senior Vice President,
                                               General Counsel and Secretary

Dated: November 21, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON THE 21ST DAY OF NOVEMBER 2001 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             DON H. DAVIS, JR.*
         CHAIRMAN OF THE BOARD AND
          CHIEF EXECUTIVE OFFICER
       (PRINCIPAL EXECUTIVE OFFICER)

             BETTY C. ALEWINE*
                 DIRECTOR

              J. MICHAEL COOK*
                 DIRECTOR

           WILLIAM H. GRAY, III*
                 DIRECTOR

         WILLIAM T. MCCORMICK, JR.*
                 DIRECTOR

              JOHN D. NICHOLS*
                 DIRECTOR

             BRUCE M. ROCKWELL*
                 DIRECTOR

            JOSEPH F. TOOT, JR.*
                 DIRECTOR

             MICHAEL A. BLESS*
         SENIOR VICE PRESIDENT AND
          CHIEF FINANCIAL OFFICER
       (PRINCIPAL FINANCIAL OFFICER)

              DAVID M. DORGAN*
       VICE PRESIDENT AND CONTROLLER
      (PRINCIPAL ACCOUNTING OFFICER)

*By   /s/ WILLIAM J. CALISE, JR.
    ----------------------------------
         WILLIAM J. CALISE, JR.,
            ATTORNEY-IN-FACT**

**By authority of powers of attorney filed herewith

                                                                     SCHEDULE II

                       ROCKWELL INTERNATIONAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                              BALANCE AT
                              BEGINNING     NET CHARGE TO             BALANCE AT
                                  OF          COSTS AND                 END OF
DESCRIPTION                    YEAR(A)        EXPENSES       OTHER     YEAR(A)
-----------                   ----------    -------------    -----    ----------
Year ended September 30,
  2001
  Allowance for doubtful
  accounts...................    $42             $14         $(10)(b)    $46
Year ended September 30,
  2000
  Allowance for doubtful
  accounts...................     52              12          (22)(b)     42
Year ended September 30,
  1999
  Allowance for doubtful
  accounts...................     47              14           (9)(b)     52

---------------

(a) Includes allowances for trade and other long-term receivables.

(b) Consists principally of uncollectible accounts written off.