Form 10-Q
period 2001-12-31
ROCKWELL INTERNATIONAL CORP
filed 2002-02-08
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                                       December 31, 2001

Commission file number                                                                             1-12383

Rockwell International Corporation

(Exact name of registrant as specified in its charter)

Delaware	25-1797617

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin 53202

(Address of principal executive offices)         (Zip Code)

Registrant’s telephone number,
including area code	(414) 212-5299

(Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No ___

184,415,721 shares of registrant’s Common Stock, $1.00 par value, were outstanding on January 31, 2002.

ROCKWELL INTERNATIONAL CORPORATION

INDEX

			Page No.

PART I	FINANCIAL INFORMATION:
	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Balance Sheet—
		December 31, 2001 and September 30, 2001	2

		Condensed Consolidated Statement of Operations—
		Three Months Ended December 31, 2001 and 2000	3

		Condensed Consolidated Statement of Cash Flows—
		Three Months Ended December 31, 2001 and 2000	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II	OTHER INFORMATION:
	Item 1.	Legal Proceedings	14

	Item 2.	Changes in Securities and Use of Proceeds	15

	Item 6.	Exhibits and Reports on Form 8-K	15

Signatures			16

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31,	September 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$170	$121
Receivables	610	680
Inventories	592	600
Deferred income taxes	152	152
Other current assets	147	144

Total current assets	1,671	1,697

Property (net of accumulated depreciation:
December 31, 2001, $1,132; September 30, 2001, $1,093)	1,042	1,075
Goodwill	809	808
Other intangible assets	325	384
Other assets	111	110

TOTAL	$3,958	$4,074

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$11	$10
Accounts payable	331	388
Compensation and benefits	150	189
Income taxes payable	93	74
Other current liabilities	215	206

Total current liabilities	800	867

Long-term debt	922	922
Retirement benefits	342	338
Deferred income taxes	150	171
Other liabilities	175	176

Commitments and contingent liabilities

Shareowners’ equity:
Common stock (shares issued: 216.4)	216	216
Additional paid-in capital	981	981
Retained earnings	2,188	2,242
Accumulated other comprehensive loss	(161)	(162)
Restricted stock compensation	—	(1)
Common stock in treasury, at cost (shares held:
December 31, 2001, 32.3, September 30, 2001, 32.7)	(1,655)	(1,676)

Total shareowners’ equity	1,569	1,600

TOTAL	$3,958	$4,074

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,

	2001	2000

Sales and other income:
Sales	$938	$1,111
Other income, net	4	13

Total sales and other income	942	1,124

Costs and expenses:
Cost of sales	646	748
Selling, general, and administrative	240	256
Interest	16	18

Total costs and expenses	902	1,022

Income from continuing operations before income taxes and accounting change	40	102

Income tax provision	11	33

Income from continuing operations before accounting change	29	69

Income from discontinued operations	—	65

Cumulative effect of accounting change (Note 2)	(35)	—

Net (loss) income	$(6)	$134

Basic (loss) earnings per share:
Continuing operations before accounting change	$0.16	$0.38
Discontinued operations	—	0.36
Cumulative effect of accounting change	(0.19)	—

Net (loss) income	$(0.03)	$0.74

Diluted (loss) earnings per share:
Continuing operations before accounting change	$0.16	$0.38
Discontinued operations	—	0.35
Cumulative effect of accounting change	(0.19)	—

Net (loss) income	$(0.03)	$0.73

Cash dividends per share	$0.165	$0.255

Weighted average outstanding shares:
Basic	183.9	182.5

Diluted	186.6	184.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31,

	2001	2000

Continuing Operations:

Operating Activities:
Income from continuing operations before accounting change	$29	$69
Adjustments to arrive at cash provided by operating activities:
Depreciation	48	49
Amortization of intangible assets	5	18
Net gain on dispositions of property	—	(5)
Changes in assets and liabilities, excluding effects of acquisitions and divestitures and foreign currency adjustments:
Receivables	63	8
Inventories	5	(33)
Accounts payable	(54)	(29)
Income taxes payable	19	45
Compensation and benefits	(37)	(4)
Other assets and liabilities	9	(92)

Cash Provided by Operating Activities	87	26

Investing Activities:
Property additions	(19)	(29)
Acquisitions of businesses, net of cash acquired	—	(6)
Proceeds from the dispositions of property and businesses	—	8

Cash Used for Investing Activities	(19)	(27)

Financing Activities:
Increase in debt	1	430
Purchases of treasury stock	—	(63)
Cash dividends	(30)	(47)
Proceeds from the exercise of stock options	4	5

Cash (Used for) Provided by Financing Activities	(25)	325

Effect of exchange rate changes on cash	6	(4)

Cash Provided by Continuing Operations	49	320

Cash Used for Discontinued Operations	—	(328)

Increase (Decrease) in Cash	49	(8)
Cash at Beginning of Period	121	166

Cash at End of Period	$170	$158

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell International Corporation, now doing business under the name Rockwell Automation (the Company or Rockwell), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results for the full year.

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

2.	Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) effective October 1, 2001. Under SFAS 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS 142 utilizes a fair value approach. The trademark impairment charge and the expected goodwill impairment charge discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

In connection with the adoption of SFAS 142, management has determined that the Company’s trademarks have indefinite useful lives. Accordingly, management has performed a transitional intangible asset impairment test which resulted in an impairment charge of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark used in both the Power Systems and Control Systems segments. This charge has been recorded as the cumulative effect of accounting change in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2001. The impairment charge represents the excess of the carrying amount of the trademark over its estimated fair value as determined by management, with the assistance of outside valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

Also in connection with the adoption of SFAS 142, the Company has completed the first step of the transitional goodwill impairment test which requires the Company to compare the fair value of its reporting units to the carrying value of the net assets of the respective reporting units. Management believes that there will be an impairment charge for the goodwill recorded at a Power Systems reporting unit which is not expected to exceed $100 million. The amount of the impairment charge cannot be reasonably estimated at December 31, 2001 because the second step of the transitional impairment test has not been completed. The Company is required to complete the second step of the transitional impairment test by the end of the 2002 fiscal year. The carrying values of goodwill at the Control Systems and Power Systems segments at December 31, 2001 were $583 million and $226 million, respectively.

ROCKWELL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Goodwill and Other Intangible Assets – (Continued)

As required by SFAS 142, the results for periods prior to its adoption have not been restated. The following table reconciles the reported income from continuing operations before accounting change, net income and earnings per share to that which would have resulted for the three months ended December 31, 2000 if SFAS 142 had been adopted effective October 1, 2000 (in millions, except per share amounts):

Income from continuing operations before accounting change, as reported	$69
Goodwill amortization, net of tax	10
Trademark amortization, net of tax	1

Pro forma income from continuing operations before accounting change	$80

Net income	$134
Goodwill amortization, net of tax	13
Trademark amortization, net of tax	1

Pro forma net income	$148

Basic earnings per share:
Income from continuing operations before accounting change:
As reported	$0.38

Pro forma	$0.44

Net income:
As reported	$0.74

Pro forma	$0.82

Diluted earnings per share:
Income from continuing operations before accounting change:
As reported	$0.38

Pro forma	$0.44

Net income:
As reported	$0.73

Pro forma	$0.81

ROCKWELL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Goodwill and Other Intangible Assets – (Continued)

Other intangible assets at December 31, 2001 and September 30, 2001 consisted of the following (in millions):

	December 31, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$115	$72	$43
Developed technology	77	27	50
Patents	40	33	7
Other	69	64	5

Total amortized intangible assets	301	196	105
Indefinite-life trademarks	302	82	220

Total	$603	$278	$325

	September 30, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$115	$71	$44
Developed technology	75	25	50
Patents	40	32	8
Other	69	63	6

Total amortized intangible assets	299	191	108
Indefinite-life trademarks	358	82	276

Total	$657	$273	$384

Amortization expense for the three months ended December 31, 2001 was $5 million. Estimated amortization expense for each of the fiscal years ended September 30 is as follows (in millions):

Fiscal Year	Amount

2002	$19
2003	19
2004	19
2005	14
2006	12

3.	Inventories

Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2001	2001

Finished goods	$194	$204
Work in process	153	154
Raw materials, parts, and supplies	245	242

Inventories	$592	$600

ROCKWELL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Short-Term Debt

Short-term debt consisted of the following (in millions):

	December 31,	September 30,
	2001	2001

Short-term bank borrowings	$10	$9
Current portion of long-term debt	1	1

Short-term debt	$11	$10

5.	Comprehensive (Loss) Income

Comprehensive loss for the three months ended December 31, 2001 was $5 million compared to comprehensive income of $147 million for the three months ended December 31, 2000.

6.	Special Charges

In 2001, the Company recorded special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction of workforce, primarily in North America, by approximately 2,000 employees and asset impairments. The Company was substantially complete with these actions in the first quarter of 2002.

Total cash expenditures in connection with these actions are expected to approximate $51 million. The Company spent approximately $31 million through December 31, 2001 for employee severance and separation costs. As a result of actions taken through December 31, 2001, the workforce has been reduced by approximately 1,800 employees.

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

Revenues and results of operations of businesses and product lines which have been or are being exited are not material.

The charges and their utilization for the year ended September 30, 2001 and three months ended December 31, 2001 are summarized as follows (in millions):

		Utilization

		Year	Three Months
		Ended	Ended		Balance
		September 30,	December 31,		December 31,
	Charges	2001	2001	Adjustments	2001

Employee severance and separation cost	$52	$25	$14	$2	$15
Impairment of property and intangible assets	26	26	—	—	—
Lease termination costs	5	—	1	(1)	3
Other	8	6	—	(1)	1

Total	$91	$57	$15	$—	$19

ROCKWELL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Discontinued Operations

Discontinued operations relate to the Company’s former Rockwell Collins avionics and communications business which was spun off on June 29, 2001 into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Rockwell Collins, Inc. to the Company’s shareowners (the Spinoff). The sales and net income of the discontinued business for the three months ended December 31, 2000 were $589 million and $65 million, respectively.

8.	Contingent Liabilities

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. In addition, Rockwell has indemnified The Boeing Company for certain government contract and environmental matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition.

In connection with the Spinoff, Rockwell Collins assumed all contingent liabilities related to its business, including environmental and intellectual property matters.

ROCKWELL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Segment Information

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended
	December 31,

	2001	2000

Sales
Control Systems	$731	$886
Power Systems	175	182
Electronic Commerce	38	34
Other	—	21
Intersegment sales	(6)	(12)

Total	$938	$1,111

Segment Operating Earnings
Control Systems	$67	$144
Power Systems	11	9
Electronic Commerce	2	(2)
Other	—	4

Total	80	155

Goodwill and purchase accounting items	(6)	(19)
General corporate – net	(18)	(16)
Interest expense	(16)	(18)
Income tax provision	(11)	(33)

Income from continuing operations before accounting change	$29	$69

Other represents the sales and segment operating earnings of Rockwell Science Center. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in Rockwell Scientific Company LLC (formerly known as Rockwell Science Center) is accounted for using the equity method, and the Company’s proportional share of Rockwell Scientific Company LLC’s earnings or losses are included in general corporate-net.

ROCKWELL INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized below (in millions).

	Three Months Ended

	December 31,	September 30,	December 31,
	2001	2001	2000

Sales
Control Systems	$730	$774	$886
Power Systems	170	158	173
Electronic Commerce	38	42	34
Other	—	—	18

Total	$938	$974	$1,111

Segment Operating Earnings
Control Systems	$67	$73	$144
Power Systems	11	(1)	9
Electronic Commerce	2	5	(2)
Other	—	—	4

Total	$80	$77	$155

2002 First Quarter Compared to 2001 First Quarter

Sales were $938 million in the first quarter of 2002 compared to $1,111 million in the first quarter of 2001. Income from continuing operations before accounting change for the first quarter of 2002 was $29 million, or 16 cents per diluted share, compared to $69 million, or 38 cents per diluted share, for the first quarter of 2001. On a comparable basis (excluding amortization of goodwill and certain other intangible assets), 2001 first quarter earnings would have been $80 million, or 44 cents per diluted share. After the cumulative effect of the SFAS 142 accounting change, the net loss for the 2002 first quarter was $6 million, or three cents per diluted share.

Control Systems

Control Systems’ sales in the 2002 first quarter were $730 million compared to $886 million in the 2001 first quarter. The decrease is primarily the result of continued depressed market conditions for automation products in the United States, where sales declined 21 percent. International shipments (which exclude the effect of foreign currency translation) declined nine percent compared to last year’s first quarter as a result of a decrease of 17 percent in Europe and 10 percent in Canada, offset by slight increases in Asia Pacific and Latin America. Sales of Logix™ integrated architecture products increased 36 percent and sales in the Global Manufacturing Solutions business were three percent above last year’s first quarter.

On a sequential basis, sales were $44 million lower than fourth quarter 2001 sales of $774 million, primarily due to a seven percent decline in international shipments. Shipments in Europe decreased 11 percent from the fourth quarter of 2001, and Canada and Asia Pacific shipments each declined eight percent. United States sales were four percent lower than in the fourth quarter of 2001.

Segment operating earnings of $67 million in the 2002 first quarter were $77 million lower than in the 2001 first quarter and $6 million lower than in the fourth quarter of 2001 due to lower volume, especially in higher margin component and platform products.

ROCKWELL INTERNATIONAL CORPORATION

Power Systems

Power Systems’ sales in the 2002 first quarter were $170 million compared to $173 million in the 2001 first quarter. On a sequential basis, sales increased $12 million from fourth quarter 2001 sales, primarily due to a 19 percent increase in the mechanical business. Segment operating earnings in the 2002 first quarter increased to $11 million compared to $9 million in the same period a year ago. Segment operating earnings improved by $12 million from the fourth quarter of 2001 due to higher volume in the mechanical business and the benefit of cost reduction actions.

Electronic Commerce

Sales at Electronic Commerce increased to $38 million in the 2002 first quarter compared to $34 million in the 2001 first quarter. Segment operating earnings of $2 million in the 2002 first quarter improved $4 million from the 2001 first quarter due to the higher sales volume and the continuing benefits from cost reduction actions.

Other

Effective June 29, 2001, the Company and Rockwell Collins each owns 50 percent of Rockwell Scientific Company LLC (RSC) (formerly known as Rockwell Science Center). Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate-net.

General Corporate-Net

General corporate expenses were $18 million in the first quarter of 2002 compared to $16 million in the first quarter of 2001. Excluding a gain on the sale of land in the first quarter of 2001, general corporate expenses decreased by $3 million due to reduced spending.

INCOME TAXES

The effective income tax rate for the first three months of 2001 of 26.6 percent was lower than the 32.4 percent for the same period in 2001. The lower effective tax rate in part reflects the effect of ceasing amortization of goodwill and trademarks in the first quarter of 2002 as a result of adopting SFAS 142. The effective tax rate would have been 30 percent had the Company continued to amortize its goodwill and trademarks. The improvement in the effective tax rate also reflects the benefits of the development and implementation of strategies to achieve meaningful and sustainable tax rate reductions.

ACCOUNTING CHANGE

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies evaluate all indefinite life intangible assets for impairment. As a result of this analysis, included in first quarter results is a charge of $56 million ($35 million after-tax, or 19 cents per share) related to a trademark. In addition, this standard requires that companies evaluate all goodwill for impairment. Upon completion of this evaluation, the Company anticipates recording a charge in an amount not expected to exceed $100 million in fiscal 2002 for the goodwill recorded at a Power Systems reporting unit.

OUTLOOK FOR BUSINESSES

Although management believes that the first quarter of fiscal 2002 represents the low point in business activity for the Company in this economic cycle, it has yet to see credible and sustained evidence of a recovery. Accordingly, management is assuming that second quarter 2002 sales will be essentially equal to first quarter of 2002 sales, with a modest improvement in earnings as the result of cost reduction actions.

ROCKWELL INTERNATIONAL CORPORATION

FINANCIAL CONDITION

Cash generated by operations was $87 million for the three months ended December 31, 2001 compared to $26 million in the same period in 2001. Free cash flow was $68 million for the three months ended December 31, 2001, an increase of $71 million from the same period in 2001 as a result of working capital improvements, especially accounts receivable and inventory. The Company defines free cash flow, which it uses as an internal performance measurement, as cash provided by operating activities reduced by capital expenditures. The Company’s definition of free cash flow may be different from definitions used by other companies.

Cash used for investing activities was $19 million in the three months ended December 31, 2001 compared to $27 million in the three months ended December 31, 2000. The decrease relates to lower capital expenditures in the 2002 first quarter compared to the 2001 first quarter. Capital expenditures in 2002 are expected to be $140 million to $150 million but management anticipates that they will be lower if business conditions do not improve.

Cash used for financing activities was $25 million in the three months ended December 31, 2001, a decrease of $350 million from the same period in 2001. Debt increased $1 million in the three months ended December 31, 2001 compared to $430 million in the same period in 2001. The Company did not repurchase any shares in the first quarter of 2002 compared to $63 million of purchases in the same quarter of 2001. At December 31, 2001, the Company had approximately $104 million remaining on its current $250 million stock repurchase program.

Future significant uses of cash, which are expected to be funded by cash generated by operating activities and commercial paper borrowings, are expected to include property additions, dividends to shareowners and acquisitions.

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 41 and 42 in Note 18 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Management believes that at December 31, 2001, there has been no material change to this information.

CAUTIONARY STATEMENT

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as “believes”, “expects”, “anticipates”, and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; competitive product and pricing pressures; future terrorist attacks; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ROCKWELL INTERNATIONAL CORPORATION

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 15 and 16 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Management believes that at December 31, 2001, there has been no material change to this information.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Rocky Flats Plant. On January 30, 1990, a civil action was brought in the United States District Court for the District of Colorado against the Company and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, operated from 1975 through December 31, 1989 by the Company for the Department of Energy (DOE). The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. The plaintiffs, who purportedly represent two classes, sought compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys’ fees; an injunction; and other proper relief. On February 13, 1991, the court granted certain of the motions of the defendants to dismiss the case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the court granted in part a renewed motion to dismiss. The remaining portion of the case is pending before the court. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including the Company, in the action. Beginning on that date, the costs of the Company’s defense, which had previously been reimbursed to the Company by the DOE, have been and are being paid directly by the DOE. The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action.

On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company’s operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999, a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney’s fees but the court refused to consider the matter until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, the Company filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the realtor, Mr. Stone, is entitled to an award of attorneys’ fees. Management believes that an outcome adverse to the Company will not have a material effect on the Company’s business or financial condition.

ROCKWELL INTERNATIONAL CORPORATION

Item 1.	Legal Proceedings (Continued)

On January 8, 1991, the Company filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees to which the Company alleges it is entitled under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against the Company alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On March 20, 1997, the court stayed the case pending disposition of the civil action described in the preceding paragraph. On August 30, 1999, the court continued the stay pending disposition of the civil action. The Company believes the government’s counterclaim is without merit, and believes it is entitled under applicable law and its contract with the DOE to be indemnified for any liability associated with the counterclaim.

Item 2.	Changes in Securities and Use of Proceeds

(c)	On October 1, 2001, the Company paid a portion of the annual retainer fees for fiscal 2002 for non-employee directors by issuance of 168 shares of restricted stock to George L. Argyros and issuance of 2,015 shares of restricted stock to each of the following directors: Betty C. Alewine, J. Michael Cook, William H. Gray, III, William T. McCormick, Jr., John D. Nichols, Bruce M. Rockwell and Joseph F. Toot, Jr. The issuance of all these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.1	-	Copy of resolution of the Compensation Committee of the Board of Directors of the Company, adopted December 5, 2001, amending certain outstanding awards under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan.

Exhibit 10.2	-	Memorandum of Amendments to Outstanding Restricted Stock Agreements under Rockwell International Corporation’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, approved and adopted by the Compensation Committee of the Board of Directors of the Company on November 7, 2001.

Exhibit 10.3	-	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan for awards made on November 7, 2001.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2001.

(b)	Reports on Form 8-K during the quarter ended December 31, 2001:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL INTERNATIONAL CORPORATION (Registrant)

Date:	February 8, 2002	By	/s/ D. M. Dorgan
_______________________________
D. M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

Date:	February 8, 2002	By	/s/ W. J. Calise, Jr.
_______________________________
W.J. Calise, Jr. Senior Vice President,
General Counsel and Secretary