Form 10-Q
period 2002-03-31
ROCKWELL INTERNATIONAL CORP
filed 2002-05-07
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	March 31, 2002

Commission file number	1-12383

Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code	(414) 212-5299

(Office of the Corporate Secretary)

Rockwell International Corporation
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

185,375,288 shares of registrant’s Common Stock, $1.00 par value, were outstanding on April 30, 2002.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(IN MILLIONS)

	March 31,	September 30,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$187	$121

Receivables (net of allowance for doubtful accounts:

March 31, 2002, and September 30, 2001, $43)	599	680

Inventories	587	600

Deferred income taxes	153	152

Other current assets	140	144

Total current assets	1,666	1,697

Property (net of accumulated depreciation:

March 31, 2002, $1,161; September 30, 2001, $1,093)	1,019	1,075

Goodwill	766	808

Other intangible assets	349	384

Other assets	111	110

TOTAL	$3,911	$4,074

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:

Short-term debt	$101	$10

Accounts payable	359	388

Compensation and benefits	149	189

Income taxes payable	107	74

Other current liabilities	167	208

Total current liabilities	883	869

Long-term debt	909	909

Retirement benefits	329	338

Deferred income taxes	118	171

Other liabilities	140	187

Commitments and contingent liabilities

Shareowners’ equity:

Common stock (shares issued: 216.4)	216	216

Additional paid-in capital	984	981

Retained earnings	2,115	2,242

Accumulated other comprehensive loss	(172)	(162)

Restricted stock compensation	—	(1)

Common stock in treasury, at cost (shares held:

March 31, 2002, 31.4; September 30, 2001, 32.7)	(1,611)	(1,676)

Total shareowners’ equity	1,532	1,600

TOTAL	$3,911	$4,074

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Sales and other income:

Sales	$958	$1,170	$1,897	$2,282

Other income, net	7	8	11	21

Total sales and other income	965	1,178	1,908	2,303

Costs and expenses:

Cost of sales	659	785	1,306	1,534

Selling, general, and administrative	235	263	475	519

Interest	17	28	33	46

Total costs and expenses	911	1,076	1,814	2,099

Income from continuing operations before income taxes and accounting change	54	102	94	204

Income tax benefit (provision)	4	(31)	(7)	(64)

Income from continuing operations before accounting change	58	71	87	140

Income from discontinued operations	3	54	3	119

Cumulative effect of accounting change (Note 4)	—	—	(108)	—

Net income (loss)	$61	$125	$(18)	$259

Basic earnings (loss) per share:

Continuing operations before accounting change	$0.31	$0.39	$0.47	$0.77

Discontinued operations	0.02	0.29	0.02	0.65

Cumulative effect of accounting change	—	—	(0.59)	—

Net income (loss)	$0.33	$0.68	$(0.10)	$1.42

Diluted earnings (loss) per share:

Continuing operations before accounting change	$0.31	$0.38	$0.46	$0.76

Discontinued operations	0.02	0.29	0.02	0.64

Cumulative effect of accounting change	—	—	(0.58)	—

Net income (loss)	$0.33	$0.67	$(0.10)	$1.40

Cash dividends per share	$0.165	$0.255	$0.33	$0.51

Weighted average outstanding shares:

Basic	184.5	182.4	184.2	182.4

Diluted	188.9	185.3	187.8	185.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	March 31,

	2002	2001

CONTINUING OPERATIONS:

OPERATING ACTIVITIES:

Income from continuing operations before accounting change	$87	$140

Adjustments to arrive at cash provided by operating activities:

Depreciation	96	99

Amortization of intangible assets	11	38

Net gain on dispositions of property	—	(9)

Changes in assets and liabilities, excluding effects of acquisitions and divestitures and foreign currency adjustments:

Receivables	68	2

Inventories	9	(31)

Accounts payable	(23)	(96)

Income taxes payable	17	41

Compensation and benefits	(38)	9

Other assets and liabilities	(78)	(45)

CASH PROVIDED BY OPERATING ACTIVITIES	149	148

INVESTING ACTIVITIES:

Property additions	(47)	(68)

Acquisitions of businesses, net of cash acquired	(55)	(6)

Proceeds from the dispositions of property and businesses	—	13

CASH USED FOR INVESTING ACTIVITIES	(102)	(61)

FINANCING ACTIVITIES:

Net increase in debt	90	395

Purchases of treasury stock	—	(63)

Cash dividends	(61)	(93)

Proceeds from the exercise of stock options	15	24

CASH PROVIDED BY FINANCING ACTIVITIES	44	263

Effect of exchange rate changes on cash	11	2

CASH PROVIDED BY CONTINUING OPERATIONS	102	352

Cash Used for Discontinued Operations	(36)	(345)

INCREASE IN CASH AND CASH EQUIVALENTS	66	7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121	183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$187	$190

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell), formerly named Rockwell International Corporation, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three- and six-month periods ended March 31, 2002 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of resolving tax examination matters.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which requires entities to recognize the fair value of a liability for legal obligations associated with the retirement of tangible long-lived assets in the period incurred, if a reasonable estimate of the fair value can be made.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of by sale. Under SFAS 144, the presentation of discontinued operations is broadened to include a component of an entity rather than being limited to a segment of a business. Also, accrual of future operating losses of discontinued businesses will no longer be permitted.

The Company is required to adopt SFAS 143 and SFAS 144 at the beginning of fiscal year 2003. Management is currently evaluating the provisions of SFAS 143 and SFAS 144, but believes there will be no material effect on the Company’s financial position, results of operations or shareowners’ equity resulting from their adoption.

The Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, on July 1, 2001 and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for `Out of Pocket’ Expenses Incurred, on January 1, 2002. These standards require the Company to classify as sales certain amounts billed to customers that have historically been classified as a reduction of cost of sales. Accordingly, the Company has reclassified an aggregate of $7 million in the three months ended March 31, 2001, and an aggregate of $12 million in the six months ended March 31, 2001, from cost of sales to sales.

3.	ACQUISITIONS OF BUSINESSES

In March 2002, the Company’s Control Systems segment acquired all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries. The acquisition is expected to broaden the Company’s position in the pharmaceuticals market, enhance the Company’s process solutions business, and enable the Company to expand its reach into the manufacturing information markets.

In January 2002, the Company’s Control Systems segment acquired all of the stock of Tesch GmbH (Tesch), an electronic products and safety relay manufacturer, expanding the Company’s machine safety product and research and development capabilities.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	ACQUISITIONS OF BUSINESSES — (CONTINUED)

Assets acquired and liabilities assumed have been recorded at estimated fair values on a preliminary basis, using information currently available. Amounts recorded for liabilities assumed in connection with these acquisitions were approximately $5 million. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill. The Company is currently in the process of finalizing the allocation of the purchase price to the acquired net assets, utilizing the assistance of independent valuation experts and expects to complete the allocation by the end of the fiscal year.

The cash purchase price of the businesses acquired, which was primarily related to the acquisition of Propack, was approximately $55 million. The results of operations of the businesses acquired have been included in the Condensed Consolidated Statement of Operations since the respective dates of acquisition. Pro forma financial information is not presented as the combined effect of these acquisitions was not material to the Company’s results of operations or financial position.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective October 1, 2001. Under SFAS 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS 142 utilizes a fair value approach. The trademark impairment charge and the goodwill impairment charge discussed below are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets.

In connection with the adoption of SFAS 142, management determined that the Company’s trademarks have indefinite useful lives. Accordingly, management performed a transitional intangible asset impairment test which resulted in an impairment charge of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark used primarily in the Power Systems segment. The impairment charge represents the excess of the carrying amount of the trademark over its estimated fair value as determined by management, with the assistance of independent valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

Also in connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002. As a result, an impairment charge of $73 million (before and after tax, or 39 cents per diluted share) was recorded related to goodwill at a Power Systems reporting unit. The fair value of the reporting unit was estimated using a combination of valuation techniques, including the present value of expected future cash flows and historical valuations of comparable businesses.

These charges have been recorded as the cumulative effect of accounting change in the amount of $129 million ($108 million after tax, or 58 cents per diluted share) as of October 1, 2001 in the accompanying Condensed Consolidated Statement of Operations.

The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows:

	Control Systems	Power Systems	Total

Balance as of September 30, 2001	$582	$226	$808

Goodwill acquired (Note 3)	31	—	31

Impairment charge	—	(73)	(73)

Balance as of March 31, 2002	$613	$153	$766

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS — (CONTINUED)

The results for periods prior to adoption of SFAS 142 have not been restated. The following table reconciles the reported income from continuing operations before accounting change, net income and earnings per share to that which would have resulted for the three- and six-month periods ended March 31, 2001 if SFAS 142 had been adopted effective October 1, 2000 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	March 31, 2001	March 31, 2001

Income from continuing operations before accounting change, as reported	$71	$140

Goodwill amortization, net of tax	11	21

Trademark amortization, net of tax	1	2

Pro forma income from continuing operations before accounting change	$83	$163

Net income	$125	$259

Goodwill amortization, net of tax	14	27

Trademark amortization, net of tax	1	2

Pro forma net income	$140	$288

Basic earnings per share:

Income from continuing operations before accounting change:

As reported	$0.39	$0.77

Pro forma	$0.46	$0.90

Net income:

As reported	$0.68	$1.42

Pro forma	$0.77	$1.59

Diluted earnings per share:

Income from continuing operations before accounting change:

As reported	$0.38	$0.76

Pro forma	$0.44	$0.88

Net income:

As reported	$0.67	$1.40

Pro forma	$0.75	$1.56

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS — (CONTINUED)

Other intangible assets at March 31, 2002 and September 30, 2001 consisted of the following (in millions):

	March 31, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:

Distributor networks	$115	$73	$42

Developed technology	94	33	61

Patents	40	33	7

Other	83	64	19

Total amortized intangible assets	332	203	129

Indefinite-life trademarks	302	82	220

Total	$634	$285	$349

	September 30, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:

Distributor networks	$115	$71	$44

Developed technology	75	25	50

Patents	40	32	8

Other	69	63	6

Total amortized intangible assets	299	191	108

Indefinite-life trademarks	358	82	276

Total	$657	$273	$384

Included in developed technology and other at March 31, 2002 are estimates based on the preliminary allocations of the purchase prices for Propack and Tesch.

Amortization expense was $6 million for the three months ended March 31, 2002 and $11 million for the six months ended March 31, 2002. Estimated amortization expense for each of the fiscal years ended September 30 is as follows (in millions):

Fiscal Year	Amount

2002	$21

2003	21

2004	21

2005	16

2006	14

5.	INVENTORIES

Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2002	2001

Finished goods	$200	$204

Work in process	155	154

Raw materials, parts, and supplies	232	242

Inventories	$587	$600

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

	March 31,	September 30,
	2002	2001

Commercial paper	$90	$—

Short-term bank borrowings	10	9

Current portion of long-term debt	1	1

Short-term debt	$101	$10

The weighted average interest rate of the commercial paper outstanding at March 31, 2002 was 2.0 percent.

7.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Comprehensive income (loss)	$50	$101	$(28)	$248

Comprehensive income (loss) consists primarily of net income (loss) and currency translation adjustments.

8.	SPECIAL CHARGES

In 2001, the Company recorded special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction of workforce, primarily in North America, by approximately 2,000 employees, and asset impairments. The Company was substantially complete with these actions in the first quarter of 2002.

Total cash expenditures in connection with these actions are expected to approximate $51 million. The Company spent approximately $37 million through March 31, 2002 for employee severance and separation costs. In connection with the spinoff of the Company’s avionics and communications business, Rockwell Collins, Inc. assumed a liability for employee severance and separation costs resulting from these actions of approximately $7 million. As a result of actions taken through March 31, 2002, substantially all of the workforce reductions have been completed.

The special charges included write-downs to the carrying amounts of goodwill, certain facilities and machinery and equipment totaling approximately $26 million resulting from the decision to shut down certain facilities and exit non-strategic operations. The charges represented the difference between the fair values of the assets and their carrying values. Fair value was determined by management on the basis of various customary valuation techniques.

Revenues and results of operations of businesses and product lines which have been or are being exited are not material.

The charges and their utilization for the year ended September 30, 2001 and six months ended March 31, 2002 are summarized as follows (in millions):

		Utilization

		Year	Six Months
		Ended	Ended		Balance
	2001	September 30,	March 31,		March 31,
	Charges	2001	2002	Adjustments	2002

Employee severance and separation cost	$52	$(25)	$(19)	$(1)	$7

Impairment of property and intangible assets	26	(26)	—	—	—

Lease termination costs	5	—	(2)	1	4

Other	8	(6)	—	(1)	1

Total	$91	$(57)	$(21)	$(1)	$12

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	DISCONTINUED OPERATIONS

Discontinued operations in 2001 relate to the Company’s former Rockwell Collins avionics and communications business which was spun off on June 29, 2001 into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Rockwell Collins, Inc. to the Company’s shareowners (the Spinoff). The sales of the discontinued business were $688 million for the three month period ended March 31, 2001 and $1,277 million for the six month period ended March 31, 2001. The net income of the discontinued business was $54 million for the three month period ended March 31, 2001 and $119 million for the six month period ended March 31, 2001.

Discontinued operations in 2002 relate to a net benefit of $3 million for certain obligations related to two discontinued businesses. Related payments of approximately $36 million were made in 2002, which have been reflected as cash used by discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows.

10.	ROCKWELL SCIENTIFIC COMPANY LLC

Following the Spinoff, each of Rockwell Collins, Inc. and the Company has a 50 percent ownership interest in Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of Rockwell known as Rockwell Science Center). At March 31, 2002, the Company’s investment in RSC of $50 million is included in other assets in the Condensed Consolidated Balance Sheet. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method.

In connection with the Spinoff, the Company entered into an agreement with RSC pursuant to which RSC will perform research and development services for the Company through 2004. The Company is required to pay RSC a minimum of $4 million per year for these research and development services. In addition, the Company shares equally with Rockwell Collins in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At March 31, 2002, the Company’s proportional share of the outstanding borrowings on the line of credit was $0.5 million.

11.	CONTINGENT LIABILITIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. In addition, Rockwell has indemnified The Boeing Company for certain matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition.

The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses. In most cases, the Company is indemnified for these obligations by the divested businesses. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

12.	INCOME TAXES

In the second quarter of 2002, the Company recorded a tax benefit of $18 million (10 cents per diluted share) from the favorable resolution of certain tax matters.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	SEGMENT INFORMATION

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Sales Control Systems	$755	$906	$1,484	$1,789

Power Systems	182	219	364	409

FirstPoint Contact (formerly Electronic Commerce)	33	40	72	74

Other	—	25	—	46

Intersegment sales	(12)	(20)	(23)	(36)

Total	$958	$1,170	$1,897	$2,282

Segment Operating Earnings Control Systems	$81	$142	$148	$286

Power Systems	12	19	23	28

FirstPoint Contact (formerly Electronic Commerce)	1	5	3	3

Other	—	—	—	4

Total	94	166	174	321

Goodwill and purchase accounting items	(7)	(21)	(13)	(40)

General corporate — net	(16)	(15)	(34)	(31)

Interest expense	(17)	(28)	(33)	(46)

Income tax benefit (provision)	4	(31)	(7)	(64)

Income from continuing operations before accounting change	$58	$71	$87	$140

Other represents the sales and operating earnings of Rockwell Science Center. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses is included in general corporate-net.

Certain amounts in prior periods have been reclassified to reflect the transfer of management responsibility of a business from Control Systems to Power Systems which was effective January 1, 2002. In addition, reclassifications have been made in accordance with the adoption of EITF Issue No. 00-10 and EITF Issue No. 01-14 (see Note 2).

ROCKWELL AUTOMATION, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company’s reported results and require the most difficult, subjective or complex judgments by management. Unless otherwise noted, the Company has not made any changes in estimates or assumptions since September 30, 2001 that had a significant effect on the reported amounts.

Revenue Recognition

Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Management is required to make judgments about whether the pricing is fixed and determinable and whether or not collectibility is reasonably assured.

The Company records accruals for sales rebates to distributors at the time of shipment based upon historical experience. Changes in such allowances may be required if future rebates differ from historical experience.

Allowance for Doubtful Accounts

The Company records allowances for doubtful accounts based on customer-specific analysis, and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as bankruptcy.

Excess and Obsolete Inventory

The Company records inventory allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has projected.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical operating results or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative industry or economic trends.

ROCKWELL AUTOMATION, INC.

Impairment of Long-Lived Assets (Continued)

Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These forecasts require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates. Changes to these assumptions could result in an impairment charge in future periods.

Product Warranty Obligations

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Additional provision for product warranty obligations may be required if actual product performance is less favorable than anticipated.

Retirement Benefits

Pension obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees, among other assumptions. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense recognized in future periods. In 2002, based on an annual review of actuarial assumptions which includes review of economic indicators for the expected long-term rate of return on plan assets, the Company reduced its long-term expected rate of return on plan assets from 9.75 percent to 9.0 percent for the pension plan covering most of its employees; all other factors being equal, this change will result in incremental pension expense in 2002 of approximately $8 million. The obligation for postretirement benefits other than pension is also actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.

Self-Insurance Liabilities

The Company’s self-insurance programs include health care, product liability, and workers’ compensation. For product liability and workers’ compensation, the Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claim experience and risk exposure levels for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors such as inflationary trends or jury awards.

Litigation, Claims and Contingencies

The Company records environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from independent environmental consultants. The liabilities include accruals for sites owned by the Company and third-party sites where the Company was determined to be a potentially responsible party. At third-party sites where more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Company is the only responsible party, a liability is recorded for the total estimated costs of remediation. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties are adversely affected, the estimate of the Company’s environmental liabilities may change.

ROCKWELL AUTOMATION, INC.

Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g. United States compared to non-United States) as well as tax planning strategies. If the actual jurisdiction varies from the Company’s expectations or if the results of tax planning strategies are different from the Company’s estimates, adjustments to the effective tax rate may be required in the period such determination is made.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted.

The Company has recorded a valuation allowance for substantially all of its deferred tax assets related to foreign tax credit carryforwards and net operating loss carryforwards. The valuation allowance is based on an evaluation of the uncertainty of the amount of foreign tax credit carryforwards and net operating loss carryforwards that are expected to be realized. The carryforward period for the majority of the net operating losses is indefinite. The carryforward for all the foreign tax credits ends in 2002. An adjustment to income could be required if the Company determines it could utilize more foreign tax credit carryforwards or net operating loss carryforwards than originally expected.

RESULTS OF OPERATIONS

The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized below (in millions).

	Three Months Ended		Three Months Ended	Six Months Ended
	March 31,		December 31,	March 31,

	2002	2001	2001	2002	2001

Sales

Control Systems	$749	$898	$723	$1,472	$1,776

Power Systems	176	212	178	354	394

FirstPoint Contact	33	40	38	71	74

Other	—	20	—	—	38

Total	$958	$1,170	$939	$1,897	$2,282

Segment Operating Earnings

Control Systems	$81	$142	$67	$148	$286

Power Systems	12	19	11	23	28

FirstPoint Contact	1	5	2	3	3

Other	—	—	—	—	4

Total	$94	$166	$80	$174	$321

2002 Second Quarter Compared to 2001 Second Quarter

Sales were $958 million in the second quarter of 2002 compared to $1,170 million in the second quarter of 2001. Income from continuing operations before accounting change for the second quarter of 2002 was $58 million, or 31 cents per diluted share, which includes a tax benefit from the favorable resolution of certain tax matters of $18 million, or 10 cents per diluted share, compared to $71 million, or 38 cents per diluted share, for the second quarter of 2001. On a comparable basis (excluding amortization of goodwill and certain other intangible assets), 2001 second quarter earnings would have been $83 million, or 44 cents per diluted share.

ROCKWELL AUTOMATION, INC.

Control Systems

Control Systems’ sales in the 2002 second quarter were $749 million compared to $898 million in the 2001 second quarter. The decrease was primarily the result of depressed market conditions relative to the prior year for automation products in the United States, where sales declined 20 percent. International shipments (which exclude the effect of foreign currency translation) declined five percent compared to last year’s second quarter primarily as a result of a decrease of seven percent in Europe. Despite the overall sales decline, sales in the Global Manufacturing Solutions business increased two percent, Logix™ integrated architecture product sales increased 21 percent and Process Solutions sales increased 90 percent compared to the 2001 second quarter.

On a sequential basis, sales were $26 million, or four percent, higher than first quarter 2002 sales of $723 million, due primarily to strengthening business conditions in North America and Europe. Sales in North America and Europe each increased six percent from the first quarter of 2002.

Segment operating earnings were $81 million in the 2002 second quarter compared to $142 million in the 2001 second quarter. The decline was due primarily to lower volume, especially in higher margin component and platform products. On a sequential basis, segment operating earnings increased $14 million from $67 million in the 2002 first quarter due primarily to increased volume. Control Systems’ return on sales for the second quarter of 2002 was 10.8 percent compared to 15.8 percent in the second quarter of 2001 and 9.3 percent in the first quarter of 2002.

Power Systems

Power Systems’ sales in the 2002 second quarter were $176 million compared to $212 million in the 2001 second quarter. On a sequential basis, sales were flat compared to first quarter 2002 sales, with a small increase in motors sales offsetting a small decrease in mechanical sales. Segment operating earnings were $12 million in the 2002 second quarter compared to $19 million in the 2001 second quarter. The decline was due primarily to lower volume. Segment operating earnings improved by $1 million from the first quarter of 2002. Power Systems’ return on sales for the second quarter of 2002 was 6.8 percent compared to 9.0 percent in the second quarter of 2001 and 6.2 percent in the first quarter of 2002.

FirstPoint Contact

Sales at FirstPoint Contact (formerly Electronic Commerce) were $33 million in the 2002 second quarter compared to $40 million in the 2001 second quarter. Segment operating earnings were $1 million in the 2002 second quarter compared to $5 million in the 2001 second quarter. The decline was due primarily to the lower sales volume.

Interest Expense

Interest expense was $17 million in the second quarter of 2002 compared to $28 million in the second quarter of 2001. The $11 million decrease was due to lower average borrowings and lower weighted average commercial paper borrowing rates.

Six Months Ended March 31, 2002 Compared To Six Months Ended March 31, 2001

Sales in the first six months of 2002 were $1,897 million compared to $2,282 million in the first six months of 2001. Income from continuing operations before accounting change in the first six months of 2002 was $87 million, or 46 cents per diluted share, compared to $140 million, or 76 cents per diluted share, for the first six months of 2001. On a comparable basis (excluding amortization of goodwill and certain other intangible assets), earnings in the first six months of 2001 would have been $163 million, or 88 cents per diluted share. After the effect of the SFAS 142 accounting change, the net loss for the first six months of 2002 was $18 million, or 10 cents per diluted share.

ROCKWELL AUTOMATION, INC.

Control Systems

Control Systems’ sales in the first six months of 2002 were $1,472 million compared to $1,776 million in the first six months of 2001. The decrease was primarily the result of depressed market conditions relative to the prior year for automation products in the United States, where sales declined 21 percent. International shipments (which exclude the effect of foreign currency translation) declined seven percent compared to the first six months of 2001 primarily as a result of a decrease in sales of 12 percent in Europe. Despite the overall sales decline, sales of Logix™ integrated architecture products increased 28 percent and sales in the Global Manufacturing Solutions business were three percent above the first six months in 2001.

Segment operating earnings were $148 million compared to $286 million in the first six months of 2001. The decline was due primarily to lower volume. Control Systems’ return on sales for the first six months of 2002 was 10.1 percent compared to 16.1 percent in the first six months of 2001.

Power Systems

Power Systems’ sales in the first six months of 2002 were $354 million compared to $394 million in the first six months of 2001. Segment operating earnings in the first six months of 2002 were $23 million compared to $28 million in the same period a year ago. The decline was due primarily to lower volume. Power Systems’ return on sales for the first six months of 2002 was 6.5 percent compared to 7.1 percent in the first six months of 2001.

FirstPoint Contact

FirstPoint Contact’s sales in the first six months of 2002 were $71 million compared to $74 million in the first six months of 2001. Segment operating earnings in the first six months of 2002 and 2001 were $3 million. FirstPoint Contact’s return on sales for the first six months of 2002 was 4.2 percent compared to 4.1 percent in the first six months of 2001.

General Corporate-Net

General corporate expenses were $34 million in the first six months of 2002 compared to $31 million in the first six months of 2001. Excluding a gain on sale of land in 2001, general corporate expenses were consistent with the first six months of 2001.

Interest Expense

Interest expense was $33 million in the first six months of 2002 compared to $46 million in the first six months of 2001. The decrease was due to lower average borrowing and lower commercial paper borrowing rates.

Rockwell Scientific Company LLC

Effective June 29, 2001, the Company and Rockwell Collins, Inc. each owns 50 percent of Rockwell Scientific Company LLC (RSC) (formerly known as Rockwell Science Center). Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate-net.

Income Taxes

The effective income tax rate, excluding the $18 million (or 10 cents per diluted share) benefit from the resolution of tax matters, for the first six months of 2002 of 26.6 percent was lower than the 31.4 percent for the same period in 2001. The lower effective income tax rate reflects the effect of ceasing amortization of goodwill and trademarks in the first quarter of 2002 as a result of adopting Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). The effective income tax rate would have been 30.0 percent had the Company continued to amortize its goodwill and trademarks.

ROCKWELL AUTOMATION, INC.

Accounting Change

Effective October 1, 2001, the Company adopted SFAS 142. This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this analysis, the Company recorded charges of $56 million ($35 million after-tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after-tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit.

Recent Accounting Pronouncements

The Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, on July 1, 2001 and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred, on January 1, 2002. These standards require the Company to classify as sales certain amounts billed to customers that have historically been classified as a reduction of cost of sales. Accordingly, the Company has reclassified an aggregate of $7 million in the three months ended March 31, 2001, and an aggregate of $12 million in the six months ended March 31, 2001 from cost of sales to sales.

Information with respect to accounting pronouncements which have been issued but not yet adopted by the Company is contained in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Business Outlook

Although sequential sales growth was higher than expected for the second quarter of fiscal 2002, management has yet to see evidence of a sustainable recovery in the industrial economy. While management is seeing some indications that business conditions are starting to improve, the Company continues to operate in an uncertain economic environment. Management is assuming modest sequential sales growth in the third quarter of 2002 and expects earnings per share in the range of 25 to 27 cents per diluted share.

FINANCIAL CONDITION

Cash provided by operating activities was $149 million for the six months ended March 31, 2002 compared to $148 million for the same period in 2001. Free cash flow was $102 million for the six months ended March 31, 2002, after a $24 million contribution made to the Company’s qualified pension plan trust related to the spinoff of Rockwell Collins, compared to $80 million for the same period in 2001. The increase in free cash flow was the result of working capital improvements, particularly related to accounts receivable and inventory, along with a decrease in capital expenditures. The Company defines free cash flow, which is used as an internal performance measurement, as cash provided by operating activities reduced by capital expenditures. The Company’s definition of free cash flow may be different from definitions used by other companies.

Cash used for investing activities was $102 million for the six months ended March 31, 2002 compared to $61 million for the same period in 2001. The increase is the result of the acquisitions of Propack Data GmbH and Tesch GmbH in the second quarter of 2002, partially offset by lower capital expenditures in the first six months of 2002 compared to the same period in 2001. The decrease in capital expenditures was in response to less favorable business conditions in the first half of 2002 compared to the same period in 2001. Capital expenditures in 2002 are expected to be $125 million but the Company anticipates that they could be lower if business conditions do not improve.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (CONTINUED)

Cash provided by financing activities was $44 million for the six months ended March 31, 2002. Debt increased $90 million from September 30, 2001 to March 31, 2002 principally to fund the acquisitions, the pension contribution, and the payment of certain obligations related to discontinued businesses in the second quarter of 2002. The Company did not repurchase any of its shares in the first six months of 2002 compared to $63 million of purchases in the same period of 2001. At March 31, 2002 the Company had approximately $104 million remaining on its current $250 million stock repurchase program.

Future significant uses of cash are expected to include property additions, dividends to shareowners and acquisitions. In addition, the Company’s $150 million of 6.8% notes mature in April 2003. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, or a new issue of debt or other securities.

The Company elects to utilize commercial paper markets as its principal source of short-term financing. As of March 31, 2002, the Company had an outstanding commercial paper balance of $90 million. The weighted average interest rate on those borrowings was 2.0 percent. During the quarter ended March 31, 2002, the Company had average borrowings of $75 million under its commercial paper program. During the six months ended March 31, 2002, the Company had average borrowings of $65 million under its commercial paper program.

As of March 31, 2002, the Company had $1 billion of unsecured committed credit facilities available to support its commercial paper borrowings. These credit facilities expire December 5, 2002. Prior to that date, the Company expects to enter into similar types of facilities with a group of banks in an amount deemed sufficient to support its operations. Outstanding commercial paper balances reduce the amount of available borrowings under the unsecured committed credit facilities.

The Company’s current commercial paper credit ratings are as follows: Moody’s (P-2), Standard & Poor’s (A-1) and Fitch (F-1). Should the Company’s access to the commercial paper market be adversely affected due to a change in market conditions or otherwise, the Company would expect to rely on a combination of available cash and the unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities could be higher than the cost of commercial paper borrowings.

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 41 and 42 in Note 18 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Management believes that at March 31, 2002, there has been no material change to this information.

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

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 15 and 16 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Management believes that at March 31, 2002, there has been no material change to this information.

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

On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States as relator, alleging violations of the U.S. False Claims Act in connection with the Company’s operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999, a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney’s fees but the court refused to consider the matter until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, the Company filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees, and on March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status. Management believes that an outcome adverse to the Company will not have a material effect on the Company’s business or financial condition.

ROCKWELL AUTOMATION, INC.

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

Item 2.	Changes in Securities and Use of Proceeds

(c)	On February 6, 2002, the Company paid a portion of the annual retainer fees for fiscal 2002 for a non-employee director by issuing 998 shares of restricted stock to Kenneth F. Yontz. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 6, 2002.

(b)	At the annual meeting, the shareowners:

(i)	voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2005 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld

Bruce M. Rockwell	160,588,546	2,311,548

Joseph F. Toot, Jr.	160,441,264	2,458,830

Kenneth F. Yontz	160,553,799	2,346,295

(ii)	voted on a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	160,428,799

Negative votes	1,327,192

Abstentions	1,144,103

(iii)	voted on a proposal to approve the change of the Company name from Rockwell International Corporation to Rockwell Automation, Inc. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	158,196,344

Negative votes	2,956,939

Abstentions	1,746,811

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3	-	Restated Certificate of Incorporation of the Company

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2002.

(b)	Reports on Form 8-K during the quarter ended March 31, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 7 , 2002	By	/s/ D.M. Dorgan

D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

Date:	May 7 , 2002	By	/s/ W. J. Calise, Jr.

W. J. Calise, Jr. Senior Vice President, General Counsel and Secretary