Form 10-Q
period 2002-06-30
ROCKWELL  AUTOMATION INC
filed 2002-08-06
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended Commission file number	June 30, 2002 1-12383

Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code	(414) 212-5299

(Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

185,802,553 shares of registrant’s Common Stock, $1.00 par value, were outstanding on July 31, 2002.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(IN MILLIONS)

	June 30,	September 30,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$214	$121

Receivables (net of allowance for doubtful accounts:

June 30, 2002, $42; September 30, 2001, $43)	657	709

Inventories	589	600

Deferred income taxes	160	152

Other current assets	159	144

Total current assets	1,779	1,726

Property (net of accumulated depreciation:

June 30, 2002, $1,180; September 30, 2001, $1,093)	1,006	1,075

Goodwill	766	808

Other intangible assets	352	384

Other assets	110	110

TOTAL	$4,013	$4,103

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:

Short-term debt	$207	$10

Accounts payable	370	382

Compensation and benefits	148	189

Income taxes payable	75	74

Other current liabilities	283	243

Total current liabilities	1,083	898

Long-term debt	760	909

Retirement benefits	330	338

Deferred income taxes	122	171

Other liabilities	138	187

Commitments and contingent liabilities

Shareowners’ equity:

Common stock (shares issued: 216.4)	216	216

Additional paid-in capital	987	981

Retained earnings	2,112	2,242

Accumulated other comprehensive loss	(166)	(162)

Restricted stock compensation	—	(1)

Common stock in treasury, at cost (shares held:

June 30, 2002, 30.6; September 30, 2001, 32.7)	(1,569)	(1,676)

Total shareowners’ equity	1,580	1,600

TOTAL	$4,013	$4,103

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales and other income:

Sales	$995	$1,027	$2,892	$3,309

Other income, net	11	6	22	27

Total sales and other income	1,006	1,033	2,914	3,336

Costs and expenses:

Cost of sales	670	797	1,976	2,331

Selling, general, and administrative	244	272	719	791

Interest	17	20	50	66

Total costs and expenses	931	1,089	2,745	3,188

Income (loss) from continuing operations before income taxes and accounting change	75	(56)	169	148

Income tax benefit (provision)	15	29	8	(35)

Income (loss) from continuing operations before accounting change	90	(27)	177	113

Income from discontinued operations	—	61	3	180

Cumulative effect of accounting change (Note 4)	—	—	(108)	—

Net income	$90	$34	$72	$293

Basic earnings (loss) per share:

Continuing operations before accounting change	$0.48	$(0.15)	$0.96	$0.62

Discontinued operations	—	0.33	0.02	0.98

Cumulative effect of accounting change	—	—	(0.59)	—

Net income	$0.48	$0.18	$0.39	$1.60

Diluted earnings (loss) per share:

Continuing operations before accounting change	$0.47	$(0.15)	$0.94	$0.61

Discontinued operations	—	0.33	0.02	0.97

Cumulative effect of accounting change	—	—	(0.58)	—

Net income	$0.47	$0.18	$0.38	$1.58

Cash dividends per share (Note 1)	$0.33	$0.42	$0.66	$0.93

Weighted average outstanding shares:

Basic	185.5	183.1	184.6	182.6

Diluted (Note 1)	190.4	183.1	188.6	185.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	June 30,

	2002	2001

CONTINUING OPERATIONS:

OPERATING ACTIVITIES:

Income from continuing operations before accounting change	$177	$113

Adjustments to arrive at cash provided by operating activities:

Depreciation	138	149

Amortization of intangible assets	16	58

Qualified pension plan contribution	(24)	—

Special charges (Note 8)	—	69

Net gain on dispositions of property	—	(8)

Changes in assets and liabilities, excluding effects of acquisitions and divestitures and foreign currency adjustments:

Receivables	66	51

Inventories	23	(15)

Accounts payable	(16)	(120)

Compensation and benefits	(43)	(11)

Other assets and liabilities	(42)	57

CASH PROVIDED BY OPERATING ACTIVITIES	295	343

INVESTING ACTIVITIES:

Property additions	(71)	(118)

Acquisitions of businesses, net of cash acquired	(68)	(6)

Special payment from Rockwell Collins	—	300

Proceeds from the dispositions of property and businesses	—	14

CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(139)	190

FINANCING ACTIVITIES:

Net increase in debt	45	55

Purchases of treasury stock	—	(63)

Cash dividends	(92)	(140)

Proceeds from the exercise of stock options	24	42

CASH USED FOR FINANCING ACTIVITIES	(23)	(106)

Effect of exchange rate changes on cash	(4)	11

CASH PROVIDED BY CONTINUING OPERATIONS	129	438

Cash Used for Discontinued Operations	(36)	(349)

INCREASE IN CASH AND CASH EQUIVALENTS	93	89

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	121	170

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$214	$259

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell), formerly named Rockwell International Corporation, the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of resolving tax examination matters.

The computation of weighted average diluted shares includes the effect of stock options. In computing earnings per share amounts for the 2001 third quarter, dilutive and basic per share amounts are identical, as the loss from continuing operations resulted in stock options being antidilutive. The total number of common shares that would have been used in the Company’s computation of diluted earnings per share for the 2001 third quarter was 185.4 million.

During the 2002 third quarter, the Company declared a dividend of $0.165 per share payable June 3, 2002 to shareowners of record on May 13, 2002 and also declared a fourth quarter 2002 dividend of $0.165 per share payable September 3, 2002 to shareowners of record on August 12, 2002. During the 2001 third quarter, the Company declared a dividend of $0.255 per share payable June 4, 2001 and also declared a fourth quarter 2001 dividend of $0.165 per share payable September 4, 2001.

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

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, costs associated with an exit or disposal activity shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

The Company is required to adopt SFAS 143 and SFAS 144 at the beginning of fiscal year 2003 and SFAS 146 for all exit and disposal activities initiated after December 31, 2002. Management is currently evaluating the provisions of SFAS 143, SFAS 144, and SFAS 146, but believes there will be no material effect on the Company’s financial position, results of operations or shareowners’ equity at the time of adoption.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	RECENT ACCOUNTING PRONOUNCEMENTS – (CONTINUED)

The Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, on July 1, 2001 and EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, on January 1, 2002. These standards require the Company to classify as sales certain amounts billed to customers that have historically been classified as a reduction of cost of sales. Accordingly, the Company has reclassified an aggregate of $6 million in the three months ended June 30, 2001, and an aggregate of $18 million in the nine months ended June 30, 2001, from cost of sales to sales.

3.	ACQUISITIONS OF BUSINESSES

In May 2002, the Company’s Control Systems segment acquired the assets of the controller division of Samsung Electronics Company Limited’s Mechatronics business (the Controller Division). The Company combined its existing Korean business with the Controller Division to form a new business that operates under the name Rockwell Samsung Automation and creates technologies for the design and development of automation products. The acquisition is expected to expand the Company’s existing operations in Korea, further the Company’s design and product development capabilities and support future commercial and operational expansion in the Asia Pacific region.

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

Assets acquired and liabilities assumed have been recorded at estimated fair values on a preliminary basis, using information currently available. Amounts recorded for liabilities assumed in connection with these acquisitions were approximately $6 million. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill. The Company is currently in the process of finalizing the allocation of the purchase price to the acquired net assets, utilizing the assistance of independent valuation experts, and expects to complete the allocation by the end of the fiscal year.

The cash purchase price of the businesses acquired, of which the majority related to the acquisition of Propack, was approximately $68 million. The results of operations of the businesses acquired have been included in the Condensed Consolidated Statement of Operations since the respective dates of acquisition. Pro forma financial information is not presented as the combined effect of these acquisitions was not material to the Company’s results of operations or financial position.

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

The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows (in millions):

	Control Systems	Power Systems	Total

Balance as of September 30, 2001	$582	$226	$808

Goodwill acquired (Note 3)	32	—	32

Impairment charge	—	(73)	(73)

Translation	(1)	—	(1)

Balance as of June 30, 2002	$613	$153	$766

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS – (CONTINUED)

The results for periods prior to adoption of SFAS 142 have not been restated. The following table reconciles the reported (loss) income from continuing operations before accounting change, net income and (loss) earnings per share to that which would have resulted for the three- and nine-month periods ended June 30, 2001 if SFAS 142 had been adopted effective October 1, 2000 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	June 30, 2001	June 30, 2001

(Loss) income from continuing operations before accounting change, as reported	$(27)	$113

Goodwill amortization, net of tax	10	31

Trademark amortization, net of tax	2	4

Pro forma (loss) income from continuing operations before accounting change	$(15)	$148

Net income	$34	$293

Goodwill amortization, net of tax	14	41

Trademark amortization, net of tax	2	4

Pro forma net income	$50	$338

Basic (loss) earnings per share:

(Loss) income from continuing operations before accounting change:

As reported	$(0.15)	$0.62

Pro forma	$(0.09)	$0.81

Net income:

As reported	$0.18	$1.60

Pro forma	$0.26	$1.85

Diluted (loss) earnings per share:

(Loss) income from continuing operations before accounting change:

As reported	$(0.15)	$0.61

Pro forma	$(0.09)	$0.79

Net income:

As reported	$0.18	$1.58

Pro forma	$0.26	$1.82

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	GOODWILL AND OTHER INTANGIBLE ASSETS – (CONTINUED)

Other intangible assets at June 30, 2002 and September 30, 2001 consisted of the following (in millions):

	June 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:

Distributor networks	$115	$74	$41

Developed technology	97	35	62

Patents	40	33	7

Other	87	65	22

Total amortized intangible assets	339	207	132

Indefinite-life trademarks	302	82	220

Total	$641	$289	$352

	September 30, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:

Distributor networks	$115	$71	$44

Developed technology	75	25	50

Patents	40	32	8

Other	69	63	6

Total amortized intangible assets	299	191	108

Indefinite-life trademarks	358	82	276

Total	$657	$273	$384

Included in developed technology and other at June 30, 2002 are estimates based on the preliminary allocations of the purchase prices for Propack and Tesch.

Amortization expense was $5 million for the three months ended June 30, 2002 and $16 million for the nine months ended June 30, 2002. Estimated amortization expense for each of the fiscal years ended September 30 is as follows (in millions):

Fiscal Year	Amount

2002	$21

2003	21

2004	21

2005	16

2006	14

5.	INVENTORIES

Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2002	2001

Finished goods	$202	$204

Work in process	163	154

Raw materials, parts, and supplies	224	242

Inventories	$589	$600

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

	June 30,	September 30,
	2002	2001

Commercial paper	$45	$—

Short-term bank borrowings	10	9

Current portion of long-term debt	152	1

Short-term debt	$207	$10

Included in the current portion of long-term debt is $150 million of 6.8% notes which mature in April 2003. The weighted average interest rate of the commercial paper outstanding at June 30, 2002 was 2.15 percent.

7.	COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Comprehensive income	$96	$27	$68	$275

Comprehensive income consists primarily of net income and currency translation adjustments.

8.	SPECIAL CHARGES

In 2001, the Company recorded special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction of workforce, primarily in North America, by approximately 2,000 employees, and asset impairments. The Company had completed these actions by June 30, 2002.

Total cash expenditures in connection with these actions are expected to approximate $50 million. The Company spent approximately $39 million through June 30, 2002 for employee severance and separation costs. In connection with the spinoff of the Company’s avionics and communications business, Rockwell Collins, Inc. assumed a liability for employee severance and separation costs resulting from these actions of approximately $7 million. As a result of actions taken through June 30, 2002, all of the workforce reductions have been completed.

The special charges included write-downs to the carrying amounts of goodwill, certain facilities and machinery and equipment totaling approximately $27 million resulting from the decision to shut down certain facilities and exit non-strategic operations. The charges represented the difference between the fair values of the assets and their carrying values. Fair value was determined by management on the basis of various customary valuation techniques.

Revenues and results of operations of businesses and product lines which have been or are being exited are not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	SPECIAL CHARGES – (CONTINUED)

The charges and their utilization for the year ended September 30, 2001 and nine months ended June 30, 2002 are summarized as follows (in millions):

		Utilization

		Year	Nine Months
		Ended	Ended		Balance
	2001	September 30,	June 30,		June 30,
	Charges	2001	2002	Adjustments	2002

Employee severance and separation cost	$52	$(25)	$(21)	$(2)	$4

Impairment of property and intangible assets	26	(26)	(1)	1	—

Lease termination costs	5	—	(2)	1	4

Other	8	(6)	—	(1)	1

Total	$91	$(57)	$(24)	$(1)	$9

9.	DISCONTINUED OPERATIONS

Discontinued operations in 2001 relate to the Company’s former Rockwell Collins avionics and communications business which was spun off on June 29, 2001 into an independent, separately traded, publicly-held company by distributing all of the outstanding shares of Rockwell Collins, Inc. to the Company’s shareowners (the Spinoff). The sales of the discontinued business were $725 million for the three month period ended June 30, 2001 and $2,002 million for the nine month period ended June 30, 2001. The net income of the discontinued business was $61 million for the three month period ended June 30, 2001 and $180 million for the nine month period ended June 30, 2001.

Discontinued operations in 2002 relate to a net benefit of $3 million for certain obligations related to two discontinued businesses. Related payments of approximately $36 million were made in 2002, which have been reflected as cash used by discontinued operations in the accompanying Condensed Consolidated Statement of Cash Flows.

10.	ROCKWELL SCIENTIFIC COMPANY LLC

Following the Spinoff, each of Rockwell Collins, Inc. and the Company has a 50 percent ownership interest in Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of Rockwell known as Rockwell Science Center). At June 30, 2002, the Company’s investment in RSC of $49 million is included in other assets in the Condensed Consolidated Balance Sheet. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method.

In connection with the Spinoff, the Company entered into an agreement with RSC pursuant to which RSC will perform research and development services for the Company through 2004. The Company is required to pay RSC a minimum of $4 million per year for these research and development services. The Company incurred approximately $2 million for research and development services performed by RSC for the nine months ended June 30, 2002. In addition, the Company shares equally with Rockwell Collins in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At June 30, 2002, the Company’s proportional share of the outstanding borrowings on the line of credit was $0.8 million.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	OTHER INCOME

Other income consisted principally of interest income, royalty income, and in 2002, income of $5 million from the favorable settlement of intellectual property matters and in 2001, a gain of $5 million from the sale of real estate.

12.	INCOME TAXES

The Company recorded a tax benefit of $30 million (16 cents per diluted share) in the three month period ended June 30, 2002 and $18 million (10 cents per diluted share) in the three month period ended March 31, 2002 from the resolution of certain tax matters for the period 1995-1999. In addition, the Company reduced its fiscal 2002 effective tax rate from 26.6 percent to 24.0 percent resulting in a tax benefit of $4 million (2 cents per diluted share) in the three month period ended June 30, 2002.

13.	CONTINGENT LIABILITIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, environmental and employment matters. In addition, Rockwell has indemnified The Boeing Company for certain matters related to operations of its former aerospace and defense business for periods prior to its divestiture in fiscal 1997. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorable to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition.

The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business. The lease obligation of the Company’s former semiconductor systems business is secured by real property with an estimated market value in excess of the lease obligation. In most cases, the Company is indemnified for these obligations by the divested businesses. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	SEGMENT INFORMATION

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales

Control Systems	$794	$791	$2,278	$2,580

Power Systems	183	194	547	603

FirstPoint Contact	29	34	100	108

Other	—	27	—	73

Intersegment sales	(11)	(19)	(33)	(55)

Total	$995	$1,027	$2,892	$3,309

Segment Operating Earnings

Control Systems	$91	$66	$239	$352

Power Systems	15	12	38	40

FirstPoint Contact	1	(1)	4	2

Other	—	(1)	—	3

Total	107	76	281	397

Goodwill and purchase accounting items	(6)	(21)	(19)	(61)

General corporate – net	(9)	(22)	(43)	(53)

Special charges	—	(69)	—	(69)

Interest expense	(17)	(20)	(50)	(66)

Income tax benefit (provision)	15	29	8	(35)

Income (loss) from continuing operations before accounting change	$90	$(27)	$177	$113

Other represents the sales and operating earnings of Rockwell Science Center. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses is included in general corporate-net.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of Rockwell Automation, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (formerly Rockwell International Corporation) (the “Company”) as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2001, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and, in our report dated November 7, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin July 19, 2002

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

Excess and Obsolete Inventory

The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has projected.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used, and significant negative industry or economic trends.

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

Retirement Benefits

Pension obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees, among other assumptions. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense recognized in future periods. In 2002, based on an annual review of actuarial assumptions which includes review of economic indicators for the expected long-term rate of return on plan assets, the Company reduced its long-term expected rate of return on plan assets from 9.75 percent to 9.0 percent for the pension plan covering most of its employees. All other factors being equal, this change will result in incremental pension expense in 2002 of approximately $8 million. The obligation for postretirement benefits other than pension is also actuarially determined and is affected by assumptions including the discount rate and expected future increase in per capita costs of covered postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods.

Self-Insurance Liabilities

The Company’s self-insurance programs include health care, product liability and workers’ compensation. For product liability and workers’ compensation, the Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claim experience and risk exposure levels for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors such as inflationary trends or jury awards.

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

ROCKWELL AUTOMATION, INC.

Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g. United States compared to non-United States) as well as tax planning strategies. If the actual results are different from the Company’s estimates, adjustments to the effective tax rate may be required in the period such determination is made. In the third quarter of 2002, based on a current analysis, the Company reduced its effective tax rate from 26.6 percent to 24.0 percent.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. During 2002, the Company has resolved certain matters from previous years resulting in a tax benefit of $48 million.

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

RESULTS OF OPERATIONS

The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized below (in millions).

	Three Months Ended		Three Months Ended	Nine Months Ended
	June 30,		March 31,	June 30,

	2002	2001	2002	2002	2001

Sales

Control Systems	$788	$784	$749	$2,260	$2,560

Power Systems	178	187	176	532	581

FirstPoint Contact	29	34	33	100	108

Other	—	22	—	—	60

Total	$995	$1,027	$958	$2,892	$3,309

Segment Operating Earnings

Control Systems	$91	$66	$81	$239	$352

Power Systems	15	12	12	38	40

FirstPoint Contact	1	(1)	1	4	2

Other	—	(1)	—	—	3

Total	$107	$76	$94	$281	$397

2002 Third Quarter Compared to 2001 Third Quarter

Sales were $995 million in the third quarter of 2002 compared to $1,027 million in the third quarter of 2001. Income from continuing operations before accounting change for the third quarter of 2002 was $90 million, or 47 cents per diluted share, which includes a tax benefit from the favorable resolution of certain tax matters of $30 million, or 16 cents per diluted share; a benefit from a reduction in the effective tax rate from 26.6 percent to 24.0 percent of $4 million, or 2 cents per diluted share; and a benefit from the favorable settlement of intellectual property matters of $5 million ($4 million after-tax, or 2 cents per diluted share). This result compares to a loss of $27 million, or 15 cents per diluted share, for the third quarter of 2001. Excluding amortization of goodwill and certain other intangible assets, as well as a $69 million charge ($45 million after-tax, or 25 cents per diluted share) for costs associated with the consolidation and closure of facilities and workforce reductions and a benefit of $9 million, or 5 cents per diluted share, from a reduction in the effective tax rate, 2001 third quarter income from continuing operations before accounting change would have been $21 million, or 11 cents per diluted share.

ROCKWELL AUTOMATION, INC.

Control Systems

Control Systems’ sales in the 2002 third quarter were $788 million compared to $784 million in the 2001 third quarter. Global Manufacturing Solutions sales were relatively strong, driven by substantial growth in sales of Process Solutions. In addition, Logix™ integrated architecture product sales increased by more than 30 percent compared to the 2001 third quarter.

On a sequential basis, sales were $39 million, or five percent, higher than second quarter 2002 sales of $749 million, due primarily to increased sales in the United States and in Asia Pacific. Sales in the United States increased 7 percent and in Asia Pacific increased 17 percent from the second quarter of 2002.

Segment operating earnings were $91 million in the 2002 third quarter compared to $66 million in the 2001 third quarter. The increase was due primarily to costs savings realized from the realignment of business operations in the 2001 third quarter. On a sequential basis, segment operating earnings increased $10 million from $81 million in the 2002 second quarter due primarily to increased volume. Control Systems’ return on sales for the third quarter of 2002 was 11.5 percent compared to 8.4 percent for the third quarter of 2001. This performance represents an improvement over the 10.8 return in the second quarter of 2002.

Power Systems

Power Systems’ sales in the 2002 third quarter were $178 million compared to $187 million in the 2001 third quarter. On a sequential basis, sales increased one percent compared to second quarter 2002 sales, with an increase in mechanical sales offsetting a decrease in motors sales. Segment operating earnings were $15 million in the 2002 third quarter compared to $12 million in the 2001 third quarter. The increase was due primarily to the benefits of cost savings initiatives. Segment operating earnings improved by $3 million from the second quarter of 2002. Power Systems’ return on sales for the third quarter of 2002 was 8.4 percent compared to 6.4 percent for the third quarter of 2001 and 6.8 percent for the second quarter of 2002.

FirstPoint Contact

Sales at FirstPoint Contact were $29 million in the 2002 third quarter compared to $34 million in the 2001 third quarter. Segment operating earnings were $1 million in the 2002 third quarter compared to a loss of $1 million in the 2001 third quarter.

General Corporate-Net

General corporate expenses were $9 million in the 2002 third quarter compared to $22 million in the 2001 third quarter, driven in part by lower corporate spending. Also included in the 2002 third quarter results was $5 million of income related to the settlement of intellectual property matters. Included in the 2001 third quarter was $3 million of costs associated with the spinoff of Rockwell Collins, Inc.

Interest Expense

Interest expense was $17 million in the third quarter of 2002 compared to $20 million in third quarter of 2001. The $3 million decrease was due to lower weighted-average borrowings and lower weighted-average commercial paper borrowing rates.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Sales in the first nine months of 2002 were $2,892 million compared to $3,309 million in the first nine months of 2001. Income from continuing operations before accounting change in the first nine months of 2002 was $177 million, or 94 cents per diluted share, compared to $113 million, or 61 cents per diluted share, for the first nine months of 2001. After the effect of the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) accounting change and income from discontinued operations of $3 million, net income for the first nine months of 2002 was $72 million, or 38 cents per diluted share. Excluding amortization of goodwill and certain other intangible assets as well as a $69 million charge ($45 million after-tax, or 25 cents per diluted share) for costs associated with the consolidation and closure of facilities and workforce reductions, earnings in the first nine months of 2001 would have been $193 million, or $1.04 per diluted share.

ROCKWELL AUTOMATION, INC.

Control Systems

Control Systems’ sales in the first nine months of 2002 were $2,260 million compared to $2,560 million in the first nine months of 2001. The decrease was primarily the result of depressed market conditions relative to the prior year for automation products in the United States, where sales declined 14 percent. International shipments (which exclude the effect of foreign currency translation) declined 6 percent compared to the first nine months of 2001 primarily as a result of a decrease of 9 percent in Europe. Despite the overall sales decline, sales of Logix™ integrated architecture products increased 30 percent and sales in the Global Manufacturing Solutions business increased 7 percent from the first nine months in 2001.

Segment operating earnings were $239 million compared to $352 million in the first nine months of 2001. The decline was due primarily to lower volume. Control Systems’ return on sales for the first nine months of 2002 was 10.6 percent compared to 13.8 percent for the first nine months of 2001.

Power Systems

Power Systems’ sales in the first nine months of 2002 were $532 million compared to $581 million in the first nine months of 2001. Segment operating earnings in the first nine months of 2002 were $38 million compared to $40 million in the same period a year ago. The decline was due primarily to lower volume offset partially by the benefits of cost savings initiatives. Power Systems’ return on sales for the first nine months of 2002 was 7.1 percent compared to 6.9 percent for the first nine months of 2001.

FirstPoint Contact

FirstPoint Contact’s sales in the first nine months of 2002 were $100 million compared to $108 million in the first nine months of 2001. Segment operating earnings in the first nine months of 2002 were $4 million compared to $2 million in the same period a year ago. FirstPoint Contact’s return on sales for the first nine months of 2002 was 4.0 percent compared to 1.9 percent for the first nine months of 2001.

General Corporate-Net

General corporate expenses decreased to $43 million in the first nine months of 2002 compared to $53 million in the first nine months of 2001 primarily as a result of lower corporate spending. Also included in the 2002 results was $5 million of income related to the settlement of intellectual property matters. Included in 2001 were $3 million of costs associated with the spinoff of Rockwell Collins, Inc. and a $5 million gain on the sale of real estate.

Interest Expense

Interest expense was $50 million in the first nine months of 2002 compared to $66 million in the first nine months of 2001. The decrease was due to lower weighted-average borrowings and lower weighted-average commercial paper borrowing rates.

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

Income Taxes

The effective income tax rate for the first nine months of 2002, excluding the $48 million (or 26 cents per diluted share) benefit from the resolution of tax matters, was 24.0 percent. The effective income tax rate was 23.6 percent for the same period in 2001. The 2002 effective income tax rate reflects the effect of ceasing amortization of goodwill and trademarks in the first quarter of 2002 as a result of adopting SFAS 142. The effective income tax rate in 2001 would have been 21.6 percent had the Company ceased amortizing its goodwill and trademarks effective October 1, 2000.

ROCKWELL AUTOMATION, INC.

Accounting Change

Effective October 1, 2001, the Company adopted SFAS 142. This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. As a result of this evaluation, the Company recorded charges of $56 million ($35 million after-tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after-tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit.

Recent Accounting Pronouncements

On July 1, 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, and on January 1, 2002, the Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred, on January 1, 2002. These standards require the Company to classify as sales certain amounts billed to customers that have historically been classified as a reduction of cost of sales. Accordingly, the Company has reclassified an aggregate of $6 million in the three months ended June 30, 2001 and an aggregate of $18 million in the nine months ended June 30, 2001 from cost of sales to sales.

Information with respect to accounting pronouncements which have been issued but not yet adopted by the Company is contained in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Business Outlook

Management is anticipating a continuation of the current uncertain business environment in the near term and is thus assuming flat to modest sequential sales growth in the fourth quarter. Management is estimating fourth quarter earnings per share in the range of 27 to 29 cents per diluted share.

FINANCIAL CONDITION

Cash provided by operating activities was $295 million for the nine months ended June 30, 2002 compared to $343 million for the same period in 2001. Free cash flow was $224 million for the nine months ended June 30, 2002, after a $24 million contribution made to the Company’s qualified pension plan trust related to the spinoff of Rockwell Collins, compared to $225 million for the same period in 2001. The strong free cash flow performance was the result of working capital improvements, along with a decrease in capital expenditures. The Company defines free cash flow, which is used as an internal performance measurement, as cash provided by operating activities reduced by capital expenditures. The Company’s definition of free cash flow may be different from definitions used by other companies.

Cash used for investing activities was $139 million for the nine months ended June 30, 2002 compared to cash provided by investing activities of $190 million for the same period in 2001. During 2002, cash was used for the acquisitions of Propack Data GmbH, Tesch GmbH, and the controller division of Samsung Electronics Company Limited’s Mechatronics business. Capital expenditures were lower in the first nine months of 2002 compared to the same period in 2001 in response to less favorable business conditions. Capital expenditures in 2002 are expected to be approximately $125 million. In connection with the spinoff of the Company’s former Rockwell Collins avionics and communications business on June 29, 2001, the Company received a special payment of $300 million which was used to repay commercial paper borrowings.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (CONTINUED)

Cash used for financing activities was $23 million for the nine months ended June 30, 2002. Debt increased $45 million from September 30, 2001 to June 30, 2002 principally to fund the acquisitions, the pension contribution, and the payment of certain obligations related to discontinued businesses in the second quarter of 2002. The Company did not repurchase any of its shares in the first nine months of 2002 compared to $63 million of purchases in the same period of 2001. At June 30, 2002 the Company had approximately $104 million remaining on its current $250 million stock repurchase program.

Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the qualified pension plan trust. In addition, the Company’s $150 million of 6.8% notes mature in April 2003. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, or a new issue of debt or other securities.

The Company elects to utilize commercial paper markets as its principal source of short-term financing. As of June 30, 2002, the Company had an outstanding commercial paper balance of $45 million. The weighted average interest rate on those borrowings was 2.15 percent. During the quarter ended June 30, 2002, the Company had average borrowings of $113 million under its commercial paper program. During the nine months ended June 30, 2002, the Company had average borrowings of $81 million under its commercial paper program.

As of June 30, 2002, the Company had $1 billion of unsecured committed credit facilities available to support its commercial paper borrowings. These credit facilities expire December 5, 2002. Prior to that date, the Company expects to enter into similar types of facilities with a group of banks in an amount deemed sufficient to support its operations. Outstanding commercial paper balances reduce the amount of available borrowings under the unsecured committed credit facilities.

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

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 41 and 42 in Note 18 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Management believes that at June 30, 2002, there has been no material change to this information.

STOCK OPTION ACCOUNTING

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates, therefore no compensation cost is recognized in connection with stock options granted to employees.

If the Company were to account for its stock-based plans using the fair value method provided by SFAS 123, Accounting for Stock Based Compensation effective October 1, 2002, the expected pre-tax compensation cost recognized would be approximately $4 million ($3 million after tax, or 1 cent per diluted share). This amount represents the effect for options expected to be granted during 2003 and assuming options are granted in future periods at similar levels and with similar terms as options granted in 2002. The effect would likely be greater in 2004, 2005 and future periods as additional grants are made since the expense is recognized over the vesting period, which is typically three years. This estimate is based upon the use of the Black-Scholes pricing model using assumptions considering current conditions for the exercise price, fair value of common stock on date of grant, risk-free interest rate, expected dividend yield, expected volatility and expected life for the options. Actual results could differ materially from those set forth above if assumptions in future periods vary from those currently applied.

ROCKWELL AUTOMATION, INC.

STOCK OPTION ACCOUNTING (CONTINUED)

Information with respect to the pro forma effects of using the fair value method provided by SFAS 123 for fiscal years 1999, 2000 and 2001 is included on page 34 in Note 13 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K (the Form 10-K) for the fiscal year ended September 30, 2001. The information contained in the Form 10-K includes stock options granted to employees of the Company’s former Rockwell Collins business which were converted into options to purchase shares of Rockwell Collins, Inc. common stock following the Spinoff.

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

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 15 and 16 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001. Management believes that at June 30, 2002, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

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

On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States as relator, alleging violations of the U.S. False Claims Act in connection with the Company’s operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999, a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney’s fees but the court refused to consider the matter until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, the Company filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees, and on March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status. Management believes that an outcome adverse to the Company will not have a material effect on the Company’s business or financial condition. The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and intends to file a claim with the DOE seeking reimbursement thereof at the conclusion of the litigation.

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings (Continued)

On September 28, 1995, the Company filed an appeal with the Department of Energy Board of Contract Appeals (“EBCA”) from DOE’s denial of claims totaling $10 million for costs incurred in relation to a 1989 federal grand jury investigation of possible environmental crimes at the DOE’s Rocky Flats plant. During pre-trial proceedings, the EBCA bifurcated proceedings so as to consider the Company’s entitlement to reimbursement of costs of the sort claimed before determining the amount of any award. On October 31, 2001, the EBCA ruled that the Company was entitled to reimbursement of the types of costs claimed. On March 11, 2002, the DOE appealed the EBCA’s decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals affirms the EBCA’s decision on entitlement, the matter will be remanded to the EBCA for further proceedings to determine the amount of the DOE’s liability to the Company.

Hanford Nuclear Reservation. On August 6 and August 9, 1990, civil actions were filed in the United States District Court for the Eastern District of Washington against the Company and the present and other former operators of the DOE’s Hanford Nuclear Reservation (Hanford), Hanford, Washington. The Company operated part of Hanford for the DOE from 1977 through June 1987. Both actions purport to be brought on behalf of various classes of persons and numerous individual plaintiffs who resided, worked, owned or leased real property, or operated businesses, at or near Hanford or downwind or downriver from Hanford, at any time since 1944. The actions allege the improper handling and disposal of radioactive and other hazardous substances and assert various statutory and common law claims. The relief sought includes unspecified compensatory and punitive damages for personal injuries and for economic losses, and various injunctive and other equitable relief.

Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990 and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of June 30, 2002 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

Russellville. On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company’s Measurement & Flow Control Division prior to its divestiture in March 1989. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court’s judgment and directed entry of judgment in the Company’s favor on all claims as a matter of law. On May 16, 2002, the Kentucky Supreme Court affirmed the Court of Appeals’ exclusion of certain of the plaintiffs’ evidence but reversed the judgment of dismissal on the ground that the proper remedy is a new trial on plaintiffs’ claims, but only after and to the extent required following disposition of numerous other issues that were before the Court of Appeals but not resolved in its original decision. The case was remanded to the Court of Appeals for further proceedings.

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings (Continued)

On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from the Company’s former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision on the imposition of fines and penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Supreme Court of the State of Kentucky has let stand. The Company has been proceeding with remediation and characterization efforts consistent with the trial Court’s ruling.

Other. In July 1995, a federal grand jury impaneled by the United States District Court for the Central District of California began an investigation into a July 1994 explosion at the Santa Susana Field Laboratory operated by the Company’s former Rocketdyne Division in which two scientists were killed and a technician was injured. On April 11, 1996, pursuant to an agreement between the Company and the United States Attorney for the Central District of California, the Company entered a plea of guilty to two counts of unpermitted disposal of hazardous waste and one count of unpermitted storage of hazardous waste, all of which are felony violations of the Resource Conservation and Recovery Act, and paid a fine of $6.5 million to settle potential federal criminal claims arising out of the federal government’s investigation. Further civil sanctions in an amount not in excess of $250,000 could be imposed on the current owner of the facility, The Boeing Company (Boeing), for which the Company would be required to indemnify Boeing.

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

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2002.

	Exhibit 15	-	Letter of Deloitte & Touche LLP Regarding Unaudited Financial Information.

	Exhibit 99.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

	Exhibit 99.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended June 30, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 6, 2002	By	/s/ D.M. Dorgan

D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

Date:	August 6, 2002	By	/s/ M.A. Bless

M. A. Bless Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2002	By	/s/ W.J. Calise, Jr.

W. J. Calise, Jr. Senior Vice President, General Counsel and Secretary