Form 10-K
period 2002-09-30
ROCKWELL  AUTOMATION INC
filed 2002-11-25
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002. Commission file number 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 East Wisconsin Avenue Suite 1400 Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code:

(414) 212-5299 (Office of the Secretary)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value (including the associated Preferred Share Purchase Rights)	New York, Pacific and London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on October 31, 2002 was approximately $3.1 billion.

      185,899,678 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 5, 2003 is incorporated by reference into Part III hereof.

PART I

Item 1.	Business.

      Rockwell Automation, Inc. (the Company or Rockwell Automation), formerly named Rockwell International Corporation, a Delaware corporation, is a leading global provider of industrial automation power, control and information products and services. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as a result of a tax-free reorganization completed on December 6, 1996, pursuant to which the Company divested its former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spinoff of its automotive component systems business (the Automotive Business) into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor, Inc. (ArvinMeritor). On December 31, 1998, the Company completed the spinoff of its semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company named Rockwell Collins, Inc. (Rockwell Collins). As used herein, the terms the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to the Company’s continuing businesses unless otherwise indicated.

      Where reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8, Consolidated Financial Statements and Supplementary Data (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 5, 2003 (the 2003 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

      The Company is organized based upon products and services and has three operating segments: Control Systems, Power Systems and FirstPoint Contact (formerly Electronic Commerce). Financial information with respect to the Company’s business segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2002, is contained under the caption Results of Operations in MD&A on page 17 hereof, and in Note 20 of the Notes to Consolidated Financial Statements in the Financial Statements.

Control Systems

      Control Systems is Rockwell Automation’s largest operating segment with 2002 sales of $3.1 billion (79 percent of total sales) and approximately 17,300 employees at September 30, 2002. Control Systems is a supplier of industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes and is divided into three units: the Components and Packaged Applications Group (CPAG), the Automation Control and Information Group (ACIG) and Global Manufacturing Solutions (GMS).

      CPAG produces industrial components, power control and motor management products and packaged and engineered products. It supplies both electro-mechanical and solid-state products, including motor starters and contactors, push buttons and signaling devices, termination and protection devices, relays and timers, discrete and condition sensors and variable speed drives. CPAG’s sales account for approximately 40 percent of Control Systems sales.

      ACIG’s products include programmable logic controllers (PLCs). PLCs are used to automate the control and monitoring of industrial plants and processes and typically consist of a computer processor and input/ output devices. The Company’s LogixTM integrated architecture integrates multiple types of control disciplines including discrete, process, drive and motion control across various factory floor operating systems. ACIG also produces distributed I/O (input/ output) platforms, high performance rotary and linear motion control systems, electronic operator interface devices, plant floor industrial computers and machine safety components. ACIG’s sales account for approximately 40 percent of Control Systems sales.

      GMS provides multi-vendor automation and information systems and solutions which help customers improve their manufacturing operations. Solutions include multi-vendor customer support, training, software, consulting and implementation, asset management, and process batch manufacturing solutions. GMS’s sales account for approximately 20 percent of Control Systems sales.

      Control Systems has competitors which, depending on the product or service involved, range from large diversified businesses that sell products outside of automation, to smaller companies specializing in niche products and services. Major competitors include Emerson Electric Co., General Electric Company, Schneider Electric SA and Siemens AG. Factors that affect Control Systems’ competitive posture are its broad product portfolio and scope of solutions, knowledge of customer applications, large installed base, established distribution network, quality of products and services and global presence.

      Control Systems’ products are marketed primarily under the Allen-Bradley, Rockwell Automation, and Rockwell Software brand names. Major markets served include consumer products, transportation, petrochemical and mining, metals and forest products.

      In North America, Control Systems’ products are sold primarily through independent distributors that do not carry products that compete with Allen-Bradley products. Large systems and service offerings are sold principally through a direct sales force, though opportunities are sometimes sourced through distributors. Product sales outside the United States occur through a combination of direct sales forces and distributors.

      Sales in the United States accounted for 60 percent of Control Systems sales.

Power Systems

      The Power Systems operating segment recorded 2002 sales of $716 million (18 percent of total sales) and had approximately 4,100 employees at September 30, 2002. Power Systems is divided into two units: The Mechanical Power Transmission Business (Mechanical) and The Industrial Motor and Drive Business (Electrical).

      Mechanical’s products include mounted bearings, gear reducers, standard mechanical drives, conveyor pulleys, couplings, bushings, clutches and motor brakes. Electrical’s products include industrial and engineered motors and standard AC and DC drives. In addition, Power Systems provides product repair, motor and mechanical maintenance solutions, plant maintenance, training and consulting services to OEM’s, end users and distributors.

      Mechanical’s products are marketed primarily under the Dodge brand name while Electrical’s products are marketed primarily under the Reliance Electric brand name. Major markets served include mining, air handling, aggregates, environmental, forestry, food/ beverage, petrochemicals, metals, and unit handling.

      Power Systems has competitors which, depending on the product involved, range from large diversified businesses that sell products outside of automation, to smaller companies specializing in niche products and services. Major competitors include ABB Ltd., Baldor Electric Company, Emerson Electric Co., General Electric Company, Regal-Beloit Corporation and Siemens AG. Factors that affect Power Systems’ competitive posture are product quality, installed base, and its established distributor network.

      Mechanical’s products are sold primarily through distributors while Electrical’s products are sold primarily through a direct sales force.

      Sales in the United States accounted for 88 percent of Power Systems sales.

FirstPoint Contact

      The FirstPoint Contact operating segment recorded 2002 sales of $133 million (3 percent of total sales) and had approximately 500 employees at September 30, 2002. FirstPoint Contact provides customer contact center solutions that support multiple channels (voice, e-mail, web, wireless) through open interaction infrastructure. Products include automatic call distributors, computer telephony integration software, information collection, reporting, queuing and management systems, call center systems and consulting services.

      Major markets served include telecommunications, financial, transportation and retail. FirstPoint Contact sells directly through its own sales force and increasingly through distribution channels.

      FirstPoint Contact faces competition from other companies selling both hardware and software in the customer contact market ranging from major multinationals to small companies specializing in niche products and services. Major competitors include Apropos Technology, Inc., Aspect Communications Corporation, Avaya, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. Factors that affect FirstPoint Contact’s competitive position include product quality and reliability, and reputation.

      Sales in the United States accounted for 73 percent of FirstPoint Contact’s sales.

Acquisitions and Divestitures

      The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, sold or otherwise discontinued.

Acquisitions

      During 2002, the Company’s Control Systems segment acquired all of the stock of Tesch GmbH (Tesch), an electronic products and safety relay manufacturer; all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries; the assets of the controller division of Samsung Electronics Company Limited’s Mechatronics business (the Controller Division); and the engineering services and system integration assets of SPEL, spol. s.r.o. (SPEL). The total cost of these acquisitions was approximately $71 million. The acquisition of Tesch is expected to expand the Company’s machine safety product and research and development capabilities. The acquisition of Propack is expected to broaden the Company’s position in the pharmaceuticals market, enhance the Company’s process solutions business, and enable the Company to expand its reach into the manufacturing information markets. The acquisition of the Controller Division is expected to expand the Company’s existing operations in Korea, further the Company’s design and product development capabilities and support future commercial and operational expansion in the Asia Pacific region. The acquisition of SPEL is expected to accelerate the establishment of the Company as a complete solution provider in Central Europe; it also strategically locates the Company in a region with future growth opportunities.

      During 2001, the Company’s Control Systems segment acquired the batch software and services business of Sequencia Corporation. The acquisition expanded Control Systems’ portfolio of Manufacturing BusinessWare solutions into the batch application market.

      During 2000, the Company’s Control Systems segment acquired Entek IRD International Corporation (Entek), a provider of machinery condition monitoring solutions, and acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation (SMC), a developer of shop floor scheduling, simulation and modeling software. The total cost of these acquisitions was approximately $70 million. The acquisition of Entek has increased Rockwell Automation’s ability to provide value-added services that reduce customers’ downtime and maintenance costs at their manufacturing facilities. The acquisition of SMC complements Control Systems’ Manufacturing BusinessWare strategy by providing additional capabilities.

Divestitures

      On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company by distributing all of the outstanding shares of Rockwell Collins to the Company’s shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell Automation share. At the time of the spinoff, Rockwell Collins made a special payment to the Company of $300 million. Following the spinoff, the Company and Rockwell

Collins each have owned 50 percent of Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of the Company known as Rockwell Science Center).

      The results of operations for Rockwell Collins for 2001 and 2000 have been presented in the Company’s Consolidated Statement of Operations included in the Financial Statements as income from discontinued operations.

      Additional information relating to acquisitions and divestitures is contained in MD&A on page 21 hereof and in Notes 2 and 14 of the Notes to Consolidated Financial Statements in the Financial Statements.

Geographic Information

      The Company’s principal markets outside the United States are in Canada, the United Kingdom, Germany, Italy, Mexico, China, Japan, Brazil, Australia, France and Switzerland. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

      Selected financial information by major geographic area for each of the three years in the period ended September 30, 2002 is contained in Note 20 of the Notes to Consolidated Financial Statements in the Financial Statements.

Research and Development

      The Company’s research and development spending is as follows:

	Year Ended September 30,

	2002	2001	2000

Control Systems	$114	$130	$164
Power Systems	10	9	11
FirstPoint Contact	7	10	17
Rockwell Science Center	—	9	8

	$131	$158	$200

      Customer-sponsored research and development was $61 million in each of 2001 and 2000. Customer-sponsored research and development was not material in 2002 and related primarily to the Company’s formerly wholly-owned (now 50 percent owned) subsidiary, Rockwell Science Center in 2001 and 2000.

Employees

      At September 30, 2002, the Company had approximately 22,000 employees. Approximately 15,000 were employed in the United States, and, of these employees, about 8 percent were represented by various local or national unions.

Raw Materials and Supplies

      Raw materials essential to the conduct of each of the Company’s business segments generally are available at competitive prices. Many items of equipment and components used in the production of the Company’s products are purchased from others. Although the Company has a broad base of suppliers and subcontractors, it is dependent upon the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. During 2000, the Company experienced a shortage of certain electronic components which had an adverse effect on its ability to make timely deliveries and resulted in increased material costs. If such a shortage were to occur again, it could have an adverse effect on the operating results of the Company.

Backlog

      The Company’s total order backlog was approximately $495 million at September 30, 2002 and approximately $520 million at September 30, 2001. Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of the Company’s products.

Environmental Protection Requirements

      Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 19 of the Notes to Consolidated Financial Statements in the Financial Statements. See also Item 3, Legal Proceedings, on pages 6-8 hereof.

Patents, Licenses and Trademarks

      Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement and requests for patent indemnification have been made to the Company. Management believes that none of these claims will have a material adverse effect on the financial condition of the Company. See Item 3, Legal Proceedings, on pages 6-8 hereof. While in the aggregate the Company’s patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company’s business or financial condition.

      The Company’s name and its registered trademark “Rockwell Automation” is important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products, such as “Allen-Bradley” and “A-B” for electronic controls and systems for industrial automation, “Reliance Electric” for electric motors and drives and “Dodge” for mechanical power transmission products.

Seasonality

      None of the Company’s business segments is seasonal.

Available Information

      The Company maintains an Internet site at http://www.rockwellautomation.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to shareowners and other information, are available free of charge on this site. The Company’s Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Item 2.	Properties.

      At September 30, 2002, the Company operated 62 plants and research and development facilities, principally in North America and Europe. The Company also had approximately 280 sales offices, warehouses and service centers. The aggregate floor space of the Company’s facilities was approximately 16 million square feet. Of this floor space, approximately 60 percent was owned by the Company and 40 percent was leased. Manufacturing space occupied approximately 8 million square feet with the Control Systems segment occupying approximately 5 million square feet and Power Systems occupying the remaining approximately 3 million square feet. At September 30, 2002, approximately 1 million square feet of floor space was not in use, approximately 90 percent of which was in owned facilities.

      There are no major encumbrances (other than financing arrangements which in the aggregate are not material) on any of the Company’s plants or equipment. In the opinion of management, the Company’s properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

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

      Other cases asserting similar claims (the follow-on claims) on behalf of the same and similarly situated individuals and groups have been filed from time to time since August 1990 and may continue to be filed from time to time in the future. These actions and the follow-on claims have been (and any additional follow-on claims that may be filed are expected to be) consolidated in the United States District Court for the Eastern District of Washington under the name In re Hanford Nuclear Reservation Litigation. Because the claims and classes of claimants included in the actions described in the preceding paragraph are so broadly defined, the follow-on claims filed as of October 31, 2002 have not altered, and possible future follow-on claims are not expected to alter, in any material respect the scope of the litigation.

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

      Other. In July 1995, a federal grand jury impaneled by the United States District Court for the Central District of California began an investigation into a July 1994 explosion at the Santa Susana Field Laboratory operated by the Company’s former Rocketdyne Division in which two scientists were killed and a technician was injured. On April 11, 1996, pursuant to an agreement between the Company and the United States Attorney for the Central District of California, the Company entered a plea of guilty to two counts of unpermitted disposal of hazardous waste and one count of unpermitted storage of hazardous waste, all of which are felony violations of the Resource Conservation and Recovery Act, and paid a fine of $6.5 million to settle potential federal criminal claims arising out of the federal government’s investigation. Further civil sanctions in an amount not in excess of $250,000 could be imposed on the current owner of the facility, Boeing, for which the Company would be required to indemnify Boeing.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Item 4a.     Executive Officers of the Company.

      The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2002 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age

Don H. Davis, Jr. — Chairman of the Board and Chief Executive Officer of Rockwell Automation since February 1998 and Chief Executive Officer of Rockwell Automation prior thereto	62
Carl G. Artinger — General Auditor of Rockwell Automation since June 2001; Director, General Audit of Rockwell Automation from October 2000 to June 2001; Manager, General Audit of Rockwell Automation from October 1998 to October 2000; Manager, Planning and Analysis of Cone Mills (textile manufacturer) prior thereto	42
Michael A. Bless — Senior Vice President and Chief Financial Officer of Rockwell Automation since June 2001; Vice President of Rockwell Automation from February 2001 to June 2001; Vice President, Finance of Rockwell Automation Control Systems from June 1999 to June 2001; Vice President, Corporate Development and Planning of Rockwell Automation prior thereto	37
William J. Calise, Jr. — Senior Vice President, General Counsel and Secretary of Rockwell Automation	64
John D. Cohn — Senior Vice President, Strategic Development and Communications of Rockwell Automation since July 1999; Vice President-Global Strategy Development of the avionics and communications business of Rockwell Automation prior thereto	48
Michael G. Cole — Vice President and Chief Information Officer of Rockwell Automation since February 2002 and Vice President and Chief Information Officer of Rockwell Automation Control Systems since September 2000; Vice President, Corporate Information Technology of Rockwell Automation from September 2000 to February 2002; Vice President, Corporate Information Systems of Rockwell Automation from July 1999 to September 2000; Director-Information Systems of Rockwell Automation prior thereto	54
Kent G. Coppins — Vice President and General Tax Counsel of Rockwell Automation since June 2001; Associate General Tax Counsel of Rockwell Automation from November 1998 to June 2001; Senior Tax Counsel of Rockwell Automation prior thereto	49
David M. Dorgan — Vice President and Controller of Rockwell Automation since June 2001; Director, Headquarters Finance of Rockwell Automation Control Systems from April 2000 to June 2001; Director, Financial Reports of Rockwell Automation from June 1999 to April 2000; Manager, Financial Reports of Rockwell Automation from April 1998 to June 1999; Senior Manager, Deloitte & Touche LLP (professional services firm) prior thereto	38
Mary Jane Hall — Vice President of Rockwell Automation since June 2001 and Senior Vice President, Human Resources of Rockwell Automation Control Systems since January 2001; Vice President, Human Resources of Rockwell Automation Control Systems prior thereto	59
Thomas J. Mullany — Vice President and Treasurer of Rockwell Automation since June 2001; Vice President, Investor Relations of Rockwell Automation from May 1998 to June 2001; Treasury Operations Executive of the avionics and communications business of Rockwell Automation prior thereto	53

Name, Office and Position, and Principal Occupations and Employment	Age

Terry P. Murphy — Vice President, Rockwell Automation since February 2002; President, Rockwell FirstPoint Contact Corporation (formerly Rockwell Electronic Commerce Corporation) since September 2000; Vice President Sales & Marketing, Rockwell FirstPoint Contact Corporation from June 2000 to September 2000; Management Consultant, Worldwide Sales & Marketing, Adaptive Broadband Corporation and IT-Shortlist.com (broadband communications transmission equipment) from January 1999 to June 2000; Management Consultant, (self-employed) from June 1998 to June 2000; Management Consultant, European Cellular Infrastructure, Motorola Incorporated (integrated communications solutions and embedded electronic solutions) prior thereto
50
Keith D. Nosbusch — Senior Vice President of Rockwell Automation and President, Rockwell Automation Control Systems since November 1998; Senior Vice President-Automation Control and Information Group of Rockwell Automation prior thereto	51
James P. O’Shaughnessy — Vice President and Chief Intellectual Property Counsel of Rockwell Automation	55
Rondi Rohr-Dralle — Vice President, Corporate Development of Rockwell Automation since June 2001; Vice President, Finance of Rockwell Automation Control Systems, Global Manufacturing Solutions business from September 1999 to June 2001; Treasurer and Investment Controller of Applied Power, Inc. (renamed Actuant Corporation) (manufacturer of tools, equipment, systems and supply items) from October 1998 to September 1999; Vice President and General Manager of Calterm, Inc. (a subsidiary of Applied Power, Inc.) prior thereto	46
Joseph D. Swann — Senior Vice President of Rockwell Automation since June 2001 and President, Rockwell Automation Power Systems since June 1998; Vice President of Rockwell Automation from June 1998 to June 2001; Senior Vice President and General Manager-Dodge Mechanical Group of Rockwell Automation prior thereto	61

      There are no family relationships, as defined, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.

PART II

Item 5.     Market for the Company’s Common Equity and Related Stockholder Matters.

      The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is also traded on the Pacific Stock Exchange and The London Stock Exchange. On October 31, 2002, there were 43,628 shareowners of record of the Company’s common stock.

      The following table sets forth the high and low sales price of the Company’s common stock on the New York Stock Exchange — Composite Transactions reporting system during each quarter of the Company’s fiscal years ended September 30, 2002 and 2001:

	2002		2001(1)

Fiscal Quarters	High	Low	High	Low

First	$18.70	$13.10	$48.63	$29.81
Second	21.45	17.26	49.45	35.30
Third	22.79	18.70	47.20	35.90
Fourth	20.26	15.70	17.30	11.78

(1)	The high and low sales prices prior to the fourth quarter of 2001 reflect the Company’s stock price prior to the spinoff of its former Rockwell Collins business.

      On June 29, 2001, each Rockwell Automation shareowner received one share of Rockwell Collins common stock for each share of Rockwell Automation common stock owned. At September 30, 2002, Rockwell Collins common stock had a value of $21.94 per share. Rockwell Automation’s current stock price does not reflect the value of the Rockwell Collins shares.

      The declaration and payment of dividends by the Company is at the sole discretion of the Company’s board of directors. The following table sets forth the aggregate cash dividends per common share (paid quarterly) during each of the Company’s last three fiscal years:

Cash Dividends per
Fiscal Year	Common Share(1)

2002	$0.66
2001	0.93
2000	1.02

(1)	Prior to the spinoff of Rockwell Collins, the Company paid quarterly cash dividends, which, on an annual basis, equaled $1.02 per share. Since the spinoff of Rockwell Collins, the Company has paid quarterly cash dividends which, on an annual basis, equal $0.66 per share. Per share dividend amounts indicated above do not include dividends paid on the shares of Rockwell Collins received on June 29, 2001 by Rockwell Automation shareowners.

      On February 6, 2002, the Company granted nonqualified options to purchase 7,000 shares of common stock of the Company at an exercise price of $18.05 per share and paid a portion of the annual retainer fees for fiscal 2002 for a non-employee director by issuing 998 shares of restricted stock to a new director, Kenneth F. Yontz. The options vest in three equal annual installments beginning on February 6, 2003. The grant of these options and issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6.     Selected Financial Data.

      The following sets forth selected consolidated financial data of the Company’s continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The consolidated statement of operations data for each of the five years in the period ended September 30, 2002, the related consolidated balance sheet data and other data have been derived from the audited consolidated financial statements of the Company.

	Year Ended September 30,

	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)

	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales(f)	$3,909	$4,285	$4,661	$4,670	$4,795
Interest expense	66	83	73	84	58
Income (loss) from continuing operations before accounting change	226	125	344	283	(169)
Earnings (loss) per share from continuing operations before accounting change:
Basic	1.22	0.69	1.83	1.49	(0.85)
Diluted	1.20	0.68	1.81	1.47	(0.85)
Cumulative effect of accounting change(g)	(108)	—	—	—	—
Cumulative effect of accounting change per diluted share(g)	(0.58)	—	—	—	—
Cash dividends per share	0.66	0.93	1.02	1.02	1.02
Consolidated Balance Sheet Data: (at end of period)
Total assets-continuing operations	$4,024	$4,098	$4,428	$4,655	$4,414
Total assets	4,024	4,098	5,320	5,320	5,879
Short-term debt	162	10	16	189	156
Long-term debt	767	909	911	911	908
Shareowners’ equity	1,609	1,600	2,669	2,540	3,151
Other Data:
Capital expenditures	$104	$157	$217	$250	$265
Depreciation	184	196	193	184	169
Amortization(g)	22	76	77	67	71

(a)	Includes a reduction in the income tax provision of $48 million, or 26 cents per diluted share, from the resolution of certain tax matters and income of $9 million ($7 million after tax, or four cents per diluted share) from the favorable settlement of intellectual property matters.

(b)	Includes special items of $73 million ($48 million after tax, or 26 cents per diluted share) and a reduction in the income tax provision of $22 million, or 12 cents per diluted share, from the resolution of certain tax matters. Special items include charges of $91 million ($60 million after tax, or 32 cents per diluted share) for a comprehensive restructuring which included costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction in workforce and asset impairments which were partially offset by income of $18 million ($12 million after tax, or six cents per diluted share) resulting from the favorable settlement of an intellectual property matter.

(c)	Includes a gain of $32 million ($22 million after tax, or 12 cents per diluted share) resulting from the sale of real estate, a loss of $14 million ($10 million after tax, or six cents per diluted share) on the sale of a Power Systems business, and income of $28 million ($19 million after tax, or 10 cents per diluted share) resulting from the demutualization of Metropolitan Life Insurance Company.

(d)	Includes a gain of $32 million ($21 million after tax, or 11 cents per diluted share) on the sale of the Company’s North American Transformer business and a loss of $29 million ($19 million after tax, or 10 cents per diluted share) associated with the write-off of the Company’s investment in Goss Graphic Systems, Inc. preferred stock.

(e)	Includes charges of $521 million ($458 million after tax, or $2.32 per diluted share) for costs associated with asset impairments and a comprehensive restructuring program. The diluted and basic per share amounts for 1998 are identical, as the loss from continuing operations resulted in stock options being antidilutive.

(f)	Certain amounts have been reclassified from cost of sales to sales as a result of the adoption of Emerging Issues Task Force No. 01-14, Income Statement Characterization of Reimbursement Received for ’Out of Pocket’ Expenses Incurred (EITF 01-14).

(g)	Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, the Company no longer amortizes goodwill and certain other intangible assets that have been deemed to have an indefinite useful life, resulting in a decrease in amortization expense in 2002. In addition, the Company recorded pre-tax charges of $56 million related to a trademark impairment and $73 million related to goodwill impairment in connection with the adoption of SFAS 142. These charges have been recorded as the cumulative effect of accounting change in the amount of $129 million ($108 million after tax, or 58 cents per diluted share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management.

     Revenue Recognition

      Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Management is required to make judgments about whether the pricing is fixed or determinable and whether or not collectibility is reasonably assured.

      The Company records accruals for sales rebates to distributors at the time of shipment based upon historical experience. The liability recorded for the Company’s primary distributor rebate program was $36 million at September 30, 2002 and $35 million at September 30, 2001. In addition, the Company has a liability for rebates and sales incentives to commercial customers and other distributors of $32 million at September 30, 2002 and $28 million at September 30, 2001.

     Allowance for Doubtful Accounts

      The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as financial difficulty. During 2002, the Company recorded an allowance of approximately $9 million to fully reserve a receivable due to the deterioration in the financial condition of one of its independent distributors. The allowance for doubtful accounts was $45 million at September 30, 2002 and $43 million at September 30, 2001.

     Excess and Obsolete Inventory

      The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. The allowance for excess and obsolete inventory was $53 million at September 30, 2002 and $50 million at September 30, 2001.

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

      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. The Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates. During 2002, the Company recorded pre-tax impairment charges of $129 million ($108 million after-tax) in connection with the adoption of SFAS 142. Additional information regarding the impairment charges is contained in Note 3 of the Notes to Consolidated Financial Statements in the Financial Statements.

     Product Warranty Obligations

      The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. Additional provision for product warranty obligations may be required if actual product performance is less favorable than anticipated. The liability for product warranty obligations was $31 million at September 30, 2002 and $34 million at September 30, 2001.

     Retirement Benefits

     Pension Benefits

      Pension costs and obligations are actuarially determined and are affected by assumptions including discount rate, the expected rate of return on plan assets and assumed annual rate of compensation increase for plan employees, among other factors. Changes in discount rate and differences from actual results for each assumption will affect the amount of pension expense recognized in future periods. For fiscal 2002, based on an annual review of actuarial assumptions, the Company reduced the long-term expected rate of return on plan assets from 9.75 percent to 9.0 percent and the discount rate from 8.0 percent to 7.5 percent for the pension plan covering most of its employees. All other factors being equal, these changes resulted in incremental pension expense in 2002 of approximately $12 million. For fiscal year 2003, the Company is assuming an expected rate of return on plan assets of 8.5 percent and a discount rate of 7.0 percent. All other factors being equal, and assuming actual experience is consistent with the actuarial assumptions, the Company expects fiscal year 2003 pension expense to increase by approximately $15 million compared to fiscal 2002 including the recognition of actuarial losses related primarily to the accumulated difference between actual and expected returns or pension plan assets. In addition, while not required to contribute any amount to the Company’s primary qualified pension plan trust covering the majority of its employees, the Company may choose to contribute up to the maximum allowable tax deductible contribution of approximately $50 million during fiscal 2003. Additional information regarding pension benefits is available in Note 12 of the Notes to Consolidated Financial Statement in the Financial Statements.

     Other Postretirement Benefits

      The costs and obligation for postretirement benefits other than pension are also actuarially determined and are affected by assumptions including the discount rate and expected future increase in per capita costs of covered postretirement health care benefits. Changes in the discount rate and differences between actual and assumed per capita health care costs may affect the recorded amount of the expense in future periods. Effective October 1, 2002, the Company amended its U.S. postretirement health care benefit program in order to mitigate the increasing cost of postretirement health care services. The effect of this change will be to reduce the benefit obligation by $62 million. Net periodic benefit cost in 2003 will be approximately $32 million, which is approximately 20 percent lower than what the cost would have been without implementing this change. Additional information regarding postretirement benefits is available in Note 12 of the Notes to the Consolidated Financial Statements in the Financial Statements.

     Self-Insurance Liabilities

      The Company’s self-insurance programs include primarily product liability and workers’ compensation. For product liability and workers’ compensation, the Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claim experience and risk exposure levels for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors such as inflationary trends or jury awards. The liability for these self-insurance programs was $48 million at September 30, 2002 and $46 million at September 30, 2001.

     Litigation, Claims and Contingencies

      The Company records environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from independent environmental consultants. The liabilities include accruals for sites owned by the Company and third-party sites where the Company was determined to be a potentially responsible party. At third-party sites where more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Company is the only responsible party, a liability is recorded for the total estimated costs of remediation. Future expenditures for environmental remediation obligations are not discounted to their present value. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that remediation procedures change or the financial condition of other potentially responsible parties is adversely affected, the estimate of the Company’s environmental liabilities may change. The liability for environmental matters, net of related receivables was $28 million at September 30, 2002. Additional information regarding litigation, claims and contingencies is included in Note 19 of the Notes to Consolidated Financial Statements in the Financial Statements.

     Income Taxes

      The Company records a liability for potential tax assessments based on its estimate of the potential exposure. The liability for potential tax assessments may be affected by new laws and new interpretations of laws and rulings by tax authorities, among other reasons. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. During 2002, the Company resolved certain matters from previous years resulting in a $48 million reduction of its income tax provision. During 2001, the Company reached agreement with various taxing authorities on refund claims related to certain prior years and recorded $22 million as a reduction of its income tax provision. Additional information regarding income taxes is included in Note 17 of the Notes to the Consolidated Financial Statements in the Financial Statements.

      The Company has recorded a valuation allowance of $23 million at September 30, 2002 for the majority of its deferred tax assets related to net operating loss carryforwards, capital loss carryforwards and state tax credit carryforwards. The valuation allowance is based on an evaluation of the uncertainty of the amounts of net operating loss carryforwards, capital loss carryforwards and state tax credit carryforwards that are expected to be realized. An increase to income would result if the Company determines it could utilize more net operating loss carryforwards, capital loss carryforwards and state tax credit carryforwards than originally expected.

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

Results of Operations

     Summary of Results of Operations

	Year Ended September 30,

	2002	2001(c)	2000(c)

	(in millions)
Sales:
Control Systems	$3,060	$3,327	$3,641
Power Systems	716	748	803
FirstPoint Contact	133	150	168
Other(a)	—	60	49

Total	$3,909	$4,285	$4,661

Segment operating earnings (loss)(b):
Control Systems	$324	$425	$636
Power Systems	53	39	69
FirstPoint Contact	4	7	(16)
Other(a)	—	3	7

Total	381	474	696
Goodwill and purchase accounting items(d)	(25)	(79)	(82)
General corporate — net	(57)	(53)	(20)
Loss on disposition of a business	—	—	(14)
Interest expense	(66)	(83)	(73)
Special charges	—	(91)	—

Income from continuing operations before income taxes and accounting change	233	168	507
Provision for income taxes	(7)	(43)	(163)

Income from continuing operations before accounting change	226	125	344
Income from discontinued operations	3	180	292
Cumulative effect of accounting change(d)	(108)	—	—

Net income	$121	$305	$636

(a)	Other represents the sales and segment operating earnings of Rockwell Science Center through the third quarter of 2001. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate – net.

(b)	Information with respect to the composition of segment operating earnings is contained in Note 20 of the Notes to Consolidated Financial Statements in the Financial Statements.

(c)	Certain amounts in prior periods have been reclassified to reflect the transfer of management responsibility of a business from Control Systems to Power Systems which was effective January 1, 2002. In addition, certain amounts have been reclassified from cost of sales to sales as a result of the adoption of EITF 01-14.

(d)	Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, the Company no longer amortizes goodwill and certain other intangible assets that have been deemed to have an indefinite useful life. The amortization related to goodwill and the indefinite useful life intangible assets was $56 million in 2001 and $53 million in 2000. In addition, the Company recorded a charge of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after tax, or 39 cents per diluted share) related to goodwill impairment in connection with the adoption of SFAS 142. The amount included in goodwill and purchase accounting items in 2002 includes amortization expense for acquired intangible assets that do not have an indefinite life and depreciation expense for purchase accounting adjustments.

      Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to recent weak business conditions, especially in the manufacturing economy, manufacturers have been operating at historically low levels of plant capacity utilization. This condition results in the tendency to defer significant amounts of capital investment until the environment improves. Capacity utilization in the United States, as published by the Federal Reserve, decreased from 80.2 percent in December 2000 to 75.9 percent in September 2002. As a result, demand for the Company’s products has deteriorated, the results of which are reflected in the operating results for 2002 and 2001.

     2002 Compared to 2001

      Sales were $3,909 million in 2002 compared to $4,285 million in 2001. Income from continuing operations before accounting change in 2002 was $226 million, or $1.20 per diluted share, compared to $125 million, or 68 cents per diluted share, in 2001. The 2002 results from continuing operations include a reduction in the income tax provision of $48 million, or 26 cents per diluted share, from the favorable resolution of certain tax matters and income of $9 million ($7 million after tax or four cents per diluted share) from the favorable settlement of intellectual property matters. In 2001, income from continuing operations before accounting change would have been $198 million, or $1.07 per diluted share, excluding amortization of goodwill and certain other intangible assets of $56 million ($47 million after tax, or 25 cents per diluted share), as well as special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with realignment actions and income of $18 million ($12 million after tax, or six cents per diluted share) resulting from the favorable settlement of an intellectual property matter and a reduction in the income tax provision of $22 million, or 12 cents per diluted share, from the favorable resolution of certain tax matters.

     Control Systems

      Control Systems’ sales in 2002 were $3,060 million compared to $3,327 million in 2001. The decrease was primarily the result of continued depressed market conditions for automation products. Sales declined 9 percent in the United States in 2002 compared to 2001 while non-United States shipments (which exclude the effect of foreign currency translation) declined 4 percent compared to 2001 primarily as a result of a 9 percent decline in Europe. Excluding the effect of acquisitions, non-United States shipments declined 6 percent compared to 2001, including an 11 percent decrease in Europe. Despite the overall sales decline, sales of Logix™ integrated architecture products increased 31 percent. Sales in the Global Manufacturing Solutions business increased 6 percent over 2001 driven by increases in process and engineering solutions sales and the acquisition of Propack.

      Segment operating earnings were $324 million in 2002 compared to $425 million in 2001. The decrease was primarily due to lower volume, especially in higher margin CPAG and ACIG products. In addition, Control Systems continued to invest in the growth of its Global Manufacturing Solutions business. Control Systems’ return on sales in 2002 was 10.6 percent compared to 12.8 percent in 2001.

     Power Systems

      Power Systems’ sales in 2002 were $716 million compared to $748 million in 2001. The decline was the result of lower demand due to depressed market conditions. Segment operating earnings increased to $53 million in 2002 from $39 million in 2001. The improvement was the result of cost savings from actions taken in the fourth quarter of 2001 and ongoing initiatives to improve productivity. Power Systems’ return on sales was 7.4 percent in 2002 compared to 5.2 percent in 2001.

     FirstPoint Contact

      FirstPoint Contact’s sales in 2002 were $133 million compared to $150 million in 2001. The decline was primarily due to decreased customer capital spending for telecommunications products. Segment operating earnings were $4 million in 2002 compared to $7 million in 2001. Included in 2002 results are charges of $4 million related to severance and an asset impairment.

     General Corporate — Net

      General corporate expenses were $57 million in 2002 compared to $53 million in 2001. General corporate expenses included income from the settlement of intellectual property matters of $9 million in 2002 and $18 million in 2001 and a gain on the sale of real estate of $5 million in 2001. Also in 2001, general corporate expenses included $3 million of costs associated with the spinoff of Rockwell Collins. Excluding these items, general corporate expenses decreased from $73 million in 2001 to $66 million in 2002, primarily as a result of lower corporate spending.

     Interest Expense

      Interest expense decreased to $66 million in 2002 from $83 million in 2001. The decrease was due to lower weighted-average borrowings and lower commercial paper borrowing rates in 2002. The Company used commercial paper in the second quarter of 2001 to fund an acquisition by Rockwell Collins. In the third quarter of 2001, the Company received a special payment of $300 million from Rockwell Collins which was used to repay commercial paper borrowings.

     2001 Compared to 2000

      Sales were $4,285 million in 2001 compared to $4,661 million in 2000. Income from continuing operations in 2001 was $125 million, or 68 cents per diluted share, compared to $344 million, or $1.81 per diluted share, in 2000. The 2001 results from continuing operations included special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with realignment actions which were partially offset by an $18 million gain ($12 million after tax, or six cents per diluted share) resulting from the favorable settlement of an intellectual property matter.

     Control Systems

      Control Systems’ sales in 2001 were $3,327 million compared to $3,641 million in 2000, reflecting principally depressed market conditions for automation products in the United States during 2001. Non-United States shipments (which exclude the effect of foreign currency translation) were higher and included increases of six percent in Europe, 13 percent in Asia Pacific and 13 percent in Latin America. Sales in 2001 were reduced by approximately $96 million due to a stronger dollar in 2001, particularly against the euro, relative to the foreign currency exchange rates in 2000.

      Segment operating earnings were $425 million in 2001 compared to $636 million in 2000. The decrease was due to lower volume and costs resulting from planned lower capacity utilization. Control Systems’ return on sales in 2001 was 12.8 percent compared to 17.5 percent in 2000.

     Power Systems

      Power Systems’ sales in 2001 were $748 million compared to $803 million in 2000, with an increase at the electrical business more than offset by lower volume in mechanical products as distributors continued to pare inventories. Segment operating earnings in 2001 were $39 million compared to $69 million in 2000 primarily due to lower volume and unfavorable product mix. Power Systems’ return on sales was 5.2 percent in 2001 compared to 8.6 percent in 2000.

     FirstPoint Contact

      Sales at FirstPoint Contact were $150 million in 2001 compared to $168 million in 2000. The decrease was due to depressed market conditions in the telecommunications sector. Segment operating earnings were $7 million in 2001 compared to an operating loss of $16 million in 2000. The increase was due to the successful implementation of cost saving initiatives and the absence of approximately $10 million in charges related to such initiatives which are reflected in the results for 2000.

     General Corporate — Net

      General corporate expenses in 2001 included income of $18 million resulting from the favorable settlement of an intellectual property matter, $3 million of costs associated with the spinoff of Rockwell Collins and a $5 million gain on the sale of real estate. General corporate expenses in 2000 included a $32 million gain on the sale of real estate and $28 million of income resulting from the Metropolitan Life Insurance Company demutualization.

     Special Charges

      In 2001, the Company recorded charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with a realignment of its business operations to reduce costs in response to the continued decline in demand in industrial automation markets. Total cash expenditures related to the realignment actions will be approximately $50 million, of which $43 million had been spent as of September 30, 2002. The special charges are related to the business segments as follows: Control Systems, $76 million; Power Systems, $5 million; and Corporate, $10 million. See Note 13, Special Charges, in the Notes to Consolidated Financial Statements in the Financial Statements.

     Accounting Change

      Effective October 1, 2001, the Company adopted SFAS 142. This standard requires that companies no longer amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies evaluate goodwill and indefinite life intangible assets for impairment. In 2002, as a result of this analysis, the Company recorded charges of $56 million ($35 million after-tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after-tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit.

     Discontinued Operations

      Discontinued operations in 2002 relate to a net benefit of $3 million for the resolution of certain obligations related to two discontinued businesses.

      On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company. In connection with the spinoff, all outstanding shares of Rockwell Collins were distributed to Rockwell Automation shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell Automation share. At the time of the spinoff, Rockwell Collins made a special payment to the Company of $300 million. The Company recorded a decrease to shareowner’s equity for the net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company). Included in 2001 income from discontinued operations was $21 million of costs related to the spinoff.

     Rockwell Scientific Company LLC

      Since June 29, 2001, the Company and Rockwell Collins each have owned 50 percent of Rockwell Scientific Company LLC (RSC) (formerly known as Rockwell Science Center). Results of Rockwell Science Center are included in continuing operations through the third quarter of 2001. Sales of Rockwell Science Center for the first nine months of 2001 were $60 million compared to $49 million for the full year in 2000. The increase was primarily due to higher sales to the United States Government. Segment operating earnings decreased to $3 million for the first nine months of 2001 compared to $7 million for the full year in 2000 due to lower royalty income. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate-net.

     Acquisitions

      In September 2002, the Company’s Control Systems segment acquired the engineering services and system integration assets of SPEL, spol. s.r.o. The acquisition is expected to accelerate the establishment of the Company as a complete solution provider in Central Europe. This acquisition also strategically locates the Company in a region with future growth opportunities.

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

      In March 2002, the Company’s Control Systems segment acquired all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries. The acquisition is expected to broaden the Company’s position in the pharmaceuticals market, enhance the Company’s process solutions business and enable the Company to expand its reach into the manufacturing information markets.

      In January 2002, the Company’s Control Systems segment acquired all of the stock of Tesch GmbH, an electronic products and safety relay manufacturer, expanding the Company’s machine safety product and research and development capabilities.

      The aggregate cash purchase price of the businesses acquired in 2002, of which the majority related to the acquisition of Propack, was approximately $71 million. Assets acquired and liabilities assumed have been recorded at fair values. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill.

      During 2001, the Company’s Control Systems segment acquired the batch software and services business of Sequencia Corporation. The total cost of the acquisition was $6 million, which was allocated to intangible assets, including developed technology and assembled workforce, and the excess of the purchase price over the amounts assigned to intangible assets was recorded as goodwill. The acquisition expanded Control Systems’ portfolio of Manufacturing BusinessWare Solutions into the batch application market.

      During 2000, the Company’s Control Systems segment acquired Entek IRD International Corporation (Entek) and acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation (SMC). Entek is a provider of machinery condition monitoring solutions and its acquisition has increased Rockwell Automation’s ability to provide value-added services that reduce customers’ downtime and maintenance costs at their manufacturing facilities. SMC is a developer of shop floor scheduling, simulation and modeling software. The acquisition of SMC complements Control Systems’ Manufacturing BusinessWare strategy by providing additional capabilities. The total cost of acquisitions in 2000 was $70 million, of which $61 million was allocated to intangible assets, including developed technology, and the excess of the purchase price over the amounts assigned to tangible and intangible assets was recorded as goodwill.

     Income Taxes

      During 2002, the Company resolved certain tax matters for the period of 1995-1999, resulting in a $48 million reduction in its income tax provision. Excluding the effect of this reduction, the effective income tax rate for 2002 was 23.7 percent. See Note 17 in the Notes to Consolidated Financial Statements in the Financial Statements for a reconciliation of the United States statutory rate to the effective income tax rate. Management believes that the effective income tax rate in 2003 will be approximately 30 percent.

      The Company anticipates filing in 2003 a federal research and experimentation tax credit refund claim of approximately $100 million for the years 1997 through 2001. The claim will be subject to audit by the Internal

Revenue Service. The ultimate potential tax benefit of this claim, if any, is not currently known and therefore no benefit has been recognized for financial reporting purposes.

     Outlook for 2003

      Indicators of the future direction of the global manufacturing economy are mixed, though the Company’s end markets have generally stabilized. While the Company does not expect further deterioration in the markets it serves, the Company is managing its cost structure tightly, and first quarter results will include expenses for targeted cost reduction actions. These actions, combined with normal quarterly revenue trends, are expected to result in first quarter earnings per share in the range of 16 to 18 cents. For the full year, the Company will deliver earnings growth of at least 15 percent (to $1.05 per share), even if the current soft business conditions persist. If business conditions improve modestly, the Company expects to achieve earnings growth of 25 percent (to $1.15 per share).

Financial Condition

      The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Year Ended September 30,

	2002	2001	2000

Cash provided by (used for):
Operating activities	$476	$335	$645
Investing activities	(175)	153	(228)
Financing activities	(97)	(197)	(677)
Effect of exchange rate changes on cash	—	9	35

Cash provided by (used for) continuing operations	$204	$300	$(225)

      The following table summarizes free cash flow for the Company. The Company’s definition of free cash flow, which is an internal performance measurement, may be different from definitions used by other companies.

Cash provided by operating activities	$476	$335	$645
Capital expenditures	(104)	(157)	(217)

Free cash flow	$372	$178	$428

      Cash provided by operating activities was $476 million in 2002 compared to $335 million in 2001. Free cash flow in 2002 was $372 million, after a $24 million contribution made to the Company’s qualified pension plan trust related to the spinoff of Rockwell Collins and $12 million in contributions to non-United States pension trusts, compared to free cash flow of $178 million in 2001. The higher cash generation in 2002 was driven primarily by working capital improvements and a decrease in capital expenditures.

      Cash used for investing activities was $175 million in 2002 compared to cash provided by investing activities of $153 million in 2001. Investing activities in 2001 included a special payment of $300 million received from Rockwell Collins in connection with the spinoff on June 29, 2001. Capital expenditures in 2002 were $104 million compared to $157 million in 2001. Capital expenditures in 2003 are expected to be $125 to $150 million, but will ultimately depend on business conditions.

      In addition to internally-generated cash, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s debt-to-total-capital ratio was 36.6 percent at September 30, 2002 and 36.5 percent at September 30, 2001.

      During 2000, the Board of Directors approved a $250 million stock repurchase program. The Company spent approximately $63 million to purchase approximately 1.7 million shares during 2001 in connection with this program, but purchased no shares in 2002. At September 30, 2002, there was approximately $104 million remaining on the Company’s current $250 million stock repurchase program. The Company anticipates repurchasing stock in 2003, the amount of which will ultimately depend on business conditions.

      Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the qualified pension plan trust. Additional information regarding pension contributions is contained in MD&A on page 15 hereof. In addition, the Company’s $150 million of 6.8% notes mature in April 2003. It is expected that each of these future uses of cash will be funded by existing cash balances, cash generated by operating activities and commercial paper borrowings; although the funding may include a new issue of debt or other securities.

      The Company elects to utilize commercial paper markets as its principal source of short-term financing. As of September 30, 2002, the Company had no commercial paper borrowings outstanding. During the year ended September 30, 2002, the Company had weighted average borrowings of $68 million under its commercial paper program at interest rates ranging from 1.8 percent to 2.7 percent.

      As of September 30, 2002, the Company had $1 billion of unsecured committed credit facilities available to support its commercial paper borrowings. On October 29, 2002, the Company terminated these credit facilities and entered into new credit facilities with various banks for $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. Prior to October 2003, the Company expects to enter into a new credit facility similar to the credit facility expiring at that time in an amount deemed sufficient to support its operations. Pursuant to the terms of the new credit facilities, the Company’s debt to capital ratio shall not exceed 60 percent. Outstanding commercial paper balances reduce the amount of available borrowings under the unsecured committed credit facilities.

      The Company’s current commercial paper credit ratings are as follows: Moody’s (P-2), Standard & Poor’s (A-1) and Fitch (F-1). Should the Company’s access to the commercial paper market be adversely affected due to a change in market conditions or otherwise, the Company would expect to rely on a combination of available cash and the unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities would likely be higher than the cost of commercial paper borrowings.

      Cash dividends to shareowners were $122 million, or $0.66 per share, in 2002 compared to $170 million, or $0.93 per share, in 2001. Prior to the spinoff of Rockwell Collins, the Company paid quarterly cash dividends, which, on an annual basis, equaled $1.02 per share. Since the spinoff of Rockwell Collins, the Company has paid quarterly cash dividends which, on an annual basis, equal $0.66 per share. Although declaration and payment of dividends by the Company are at the sole discretion of the Company’s board of directors, the Company expects to pay quarterly dividends in 2003, which, on an annual basis, will equal $0.66 per share.

      Certain of the Company’s contractual cash obligations at September 30, 2002 are summarized as follows:

		Payments by Period

	Total	2003	2004	2005	2006	2007	Thereafter

Short-term debt	$162	$162	$—	$—	$—	$—	$—
Long-term debt	767	1	1	2	2	2	759
Minimum operating lease payments	208	47	42	35	25	20	39

Total contractual cash obligations	$1,137	$210	$43	$37	$27	$22	$798

      In connection with the sale of a Power Systems business in 2000, the Company entered into a supply agreement with the buyer of the business. The agreement requires minimum purchases by the Company of approximately $21 million per year through December 31, 2005. In the event that purchases are less than $21 million in a given year, the Company may incur penalties which are a percentage of the amount by which the actual purchases were less than the contractual minimum for the period. Based upon current estimates of future purchases, management does not believe that any penalties payable under the terms of the agreement would be material to the Company’s business or financial condition.

      At September 30, 2002, the Company guaranteed the performance of Conexant related to a $60 million lease obligation. The lease obligation is secured by the real property subject to the lease and is within a range of estimated fair values of the real property. Management expects to be released from the guarantee by December 31, 2003.

      At September 30, 2002, the Company was the sole guarantor of the performance of RSC under a lease agreement for one of RSC’s facilities. The total future minimum payments under the lease are approximately $7 million. The lease agreement has a term which ends in 2011. Effective October 2002, the Company and Rockwell Collins each guarantees one-half of the lease obligation of RSC.

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

      The Company’s short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2002 and 2001, the Company had no commercial paper borrowings outstanding. During 2002, the weighted average commercial paper borrowings were $68 million compared to $293 million in 2001. At September 30, 2002, the carrying value of bank borrowings was $10 million compared to $9 million at September 30, 2001. The Company’s results of operations are affected by changes in market interest rates on these short-term obligations. If market interest rates would have averaged 10 percent higher than actual levels in either 2002 or 2001, the effect on the Company’s results of operations would not have been material. The fair values of these obligations approximated their carrying values at September 30, 2002 and 2001, and would not have been materially affected by changes in market interest rates.

      The Company had outstanding fixed rate long-term debt obligations with carrying values of $919 million at September 30, 2002 and $910 million at September 30, 2001. The fair value of this debt was $976 million at September 30, 2002 and $898 million at September 30, 2001. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on the Company’s results of operations or shareowners’ equity.

      In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 4.21 percent at September 30, 2002. A hypothetical 10 percent change in market interest rates would not be material to the overall fair value of the swap or the Company’s results of operations.

Foreign Currency Risk

      The Company is exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. The Company’s objective is to minimize its exposure to these risks through a combination of normal operating activities and the utilization of foreign currency forward exchange contracts to manage its exposure on transactions denominated in currencies other than the applicable functional currency. In addition, the Company enters into contracts to hedge certain forecasted intercompany transactions. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The Company does not hedge its exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars. A 10 percent adverse change in the underlying foreign currency exchange rates would not be significant to the Company’s financial condition or results of operations.

      The Company records all derivatives on the balance sheet at fair value regardless of the purpose or intent for holding them. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

      At September 30, 2002 and 2001, the Company had outstanding foreign currency forward exchange contracts primarily consisting of contracts to exchange the euro, pound sterling, Canadian dollar and Swiss franc. The use of these contracts allows the Company to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to the financial condition, results of operations or shareowners’ equity of the Company.

New Accounting Standards

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

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, the Company will measure costs associated with an exit or disposal activity at fair value and recognize the costs in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

      The Company is required to adopt SFAS 143 and SFAS 144 at the beginning of fiscal year 2003. Management is currently evaluating the provisions of SFAS 143 and SFAS 144, but believes there will be no material effect on the Company’s financial position, results of operations or shareowners’ equity at the time of adoption. The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002.

Cautionary Statement

      This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as “believes”, “estimates”, “expects”, “anticipates”, “will” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; competitive product and pricing pressures; future terrorist attacks; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

      The information with respect to the Company’s market risk is contained under the caption Quantitative and Qualitative Disclosures About Market Risk in MD&A on pages 24-25 hereof.

Item 8.     Consolidated Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,

	2002	2001

Assets
Current Assets
Cash and cash equivalents	$289	$121
Receivables	645	704
Inventories	557	600
Deferred income taxes	175	152
Other current assets	109	144

Total current assets	1,775	1,721

Property	988	1,075
Goodwill	778	808
Intangible assets	346	384
Other assets	137	110

Total	$4,024	$4,098

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$162	$10
Accounts payable	325	346
Compensation and benefits	161	189
Income taxes payable	44	31
Other current liabilities	274	279

Total current liabilities	966	855

Long-term debt	767	909
Retirement benefits	381	338
Deferred income taxes	158	209
Other liabilities	143	187

Commitments and contingent liabilities (Note 19)

Shareowners’ Equity
Common stock (shares issued: 216.4)	216	216
Additional paid-in capital	987	981
Retained earnings	2,165	2,242
Accumulated other comprehensive loss	(194)	(162)
Restricted stock compensation	—	(1)
Common stock in treasury, at cost (shares held: 2002, 30.6; 2001, 32.7)	(1,565)	(1,676)

Total shareowners’ equity	1,609	1,600

Total	$4,024	$4,098

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30,

	2002	2001	2000

Sales	$3,909	$4,285	$4,661
Cost of sales	(2,674)	(3,037)	(3,107)

Gross profit	1,235	1,248	1,554

Selling, general and administrative	(953)	(1,041)	(1,040)
Other income (expense)	17	44	66
Interest expense	(66)	(83)	(73)

Income from continuing operations before income taxes and accounting change	233	168	507
Income tax provision (Note 17)	(7)	(43)	(163)

Income from continuing operations before accounting change	226	125	344
Income from discontinued operations	3	180	292
Cumulative effect of accounting change (Note 3)	(108)	—	—

Net income	$121	$305	$636

Basic earnings per share:
Continuing operations before accounting change	$1.22	$0.69	$1.83
Discontinued operations	0.02	0.98	1.55
Cumulative effect of accounting change	(0.58)	—	—

Net income	$0.66	$1.67	$3.38

Diluted earnings per share:
Continuing operations before accounting change	$1.20	$0.68	$1.81
Discontinued operations	0.02	0.97	1.54
Cumulative effect of accounting change	(0.58)	—	—

Net income	$0.64	$1.65	$3.35

Average outstanding shares:
Basic	184.9	182.9	187.8

Diluted	188.8	185.3	189.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30,

	2002	2001	2000

Continuing Operations:
Operating Activities
Income from continuing operations before accounting change	$226	$125	$344
Adjustments to arrive at cash provided by operating activities:
Depreciation	184	196	193
Amortization of intangible assets	22	76	77
Pension trust contributions	(36)	(5)	(4)
Deferred income taxes	(14)	2	142
Net loss (gain) on dispositions of property and businesses (Note 16)	3	(6)	(15)
Special charges (Note 13)	—	91	—
Tax benefit from the exercise of stock options	6	14	7
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	70	33	(16)
Inventories	53	(3)	(86)
Accounts payable	(26)	(86)	42
Income taxes	14	(37)	66
Compensation and benefits	(30)	(52)	(54)
Other assets and liabilities	4	(13)	(51)

Cash Provided by Operating Activities	476	335	645

Investing Activities
Capital expenditures	(104)	(157)	(217)
Acquisitions of businesses, net of cash acquired	(71)	(6)	(70)
Special payment from Rockwell Collins (Note 1)	—	300	—
Investment in affiliates and other	(4)	(3)	—
Proceeds from the dispositions of property and businesses	4	19	59

Cash (Used for) Provided by Investing Activities	(175)	153	(228)

Financing Activities
Net decrease in short-term borrowings	—	(8)	(173)
Purchases of treasury stock	—	(63)	(325)
Cash dividends	(122)	(170)	(192)
Proceeds from the exercise of stock options	25	44	13

Cash Used for Financing Activities	(97)	(197)	(677)

Effect of exchange rate changes on cash	—	9	35

Cash Provided by (Used for) Continuing Operations	204	300	(225)
Cash (Used for) Provided by Discontinued Operations	(36)	(349)	59

Increase (Decrease) in Cash	168	(49)	(166)
Cash and Cash Equivalents at Beginning of Year	121	170	336

Cash and Cash Equivalents at End of Year	$289	$121	$170

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

	Year Ended September 30,

	2002	2001	2000

Common Stock (no shares issued during years)	$216	$216	$216

Additional Paid-In Capital
Beginning balance	981	967	960
Shares delivered under incentive plans	6	14	7

Ending balance	987	981	967

Retained Earnings
Beginning balance	2,242	3,363	2,937
Net income	121	305	636
Cash dividends (per share: 2002, $0.66; 2001, $0.93; 2000, $1.02)	(122)	(170)	(192)
Shares delivered under incentive plans	(85)	(53)	(18)
Spinoff of Rockwell Collins (Note 1)	9	(1,203)	—

Ending balance	2,165	2,242	3,363

Accumulated Other Comprehensive Loss
Beginning balance	(162)	(166)	(153)
Other comprehensive loss	(32)	(26)	(13)
Spinoff of Rockwell Collins (Note 1)	—	30	—

Ending balance	(194)	(162)	(166)

Restricted Stock Compensation
Beginning balance	(1)	(2)	—
Compensation expense	1	1	—
Restricted stock grants	—	—	(2)

Ending balance	—	(1)	(2)

Treasury Stock
Beginning balance	(1,676)	(1,709)	(1,420)
Purchases	—	(63)	(325)
Shares delivered under incentive plans	111	96	36

Ending balance	(1,565)	(1,676)	(1,709)

Total Shareowners’ Equity	$1,609	$1,600	$2,669

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,

	2002	2001	2000

Net income	$121	$305	$636
Other comprehensive loss:
Net unrealized (losses) gains on cash flow hedges (net of tax (benefit) expense of $(4), $(4) and $6)	(8)	(7)	12
Unrealized losses on investment securities	(1)	—	—
Currency translation adjustments (net of tax expense of $4, $2, and $0)	6	(15)	(29)
Pension adjustments (net of tax (benefit) expense of $(15), $(2) and $2)	(29)	(4)	4

Other comprehensive loss	(32)	(26)	(13)

Comprehensive income	$89	$279	$623

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Accounting Policies

     Basis of Presentation

      Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to the continuing operations of Rockwell Automation, Inc. (the Company or Rockwell Automation), formerly named Rockwell International Corporation. Certain prior year amounts have been reclassified to conform to the current year presentation.

      On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business and certain other assets and liabilities into an independent, separately traded, publicly held company (the Spinoff). In connection with the Spinoff, all outstanding shares of Rockwell Collins, Inc. (Rockwell Collins) were distributed to Rockwell Automation shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell Automation share. At the time of the Spinoff, Rockwell Collins made a special payment to the Company of $300 million. The net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company) were recorded as a decrease to shareowners’ equity.

     Consolidation

      The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries over which the Company has control. All significant intercompany accounts and transactions are eliminated in consolidation.

     Use of Estimates

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, sales rebates and incentives to distributors and commercial customers; allowance for doubtful accounts; excess and obsolete inventory; impairment of long-lived assets; product warranty obligations; retirement benefits; self-insurance liabilities; litigation, claims and contingencies including environmental matters; and income taxes.

     Revenue Recognition

      Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Management is required to make judgments about whether pricing is fixed or determinable and whether or not collectibility is reasonably assured.

      The Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, provides guidance on the SEC staff’s views on application of generally accepted accounting principles to selected revenue recognition issues. The Company’s revenue recognition policy is in accordance with generally accepted accounting principles and SAB No. 101.

      The Company records accruals for sales rebates to distributors at the time of shipment based upon historical experience. Changes in such allowances may be required if future rebates differ from historical experience.

      In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

     Cash and Cash Equivalents

      Cash and cash equivalents includes time deposits and certificates of deposit with original maturities of three months or less.

     Receivables

      Receivables are stated net of allowances for doubtful accounts of $45 at September 30, 2002 and $43 million at September 30, 2001.

     Inventories

      Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or average methods. Market is determined on the basis of estimated realizable values.

     Property

      Property is stated at cost. Depreciation of property is provided generally using straight-line and accelerated methods over 15 to 40 years for buildings and improvements and 3 to 14 years for machinery and equipment. Significant renewals and betterments are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

     Intangible Assets

      Goodwill and other intangible assets generally result from business acquisitions. The Company accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

      Since October 1, 2001 upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. Distributor networks, developed technology, patents, and other intangibles with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally ranging from 3 to 40 years.

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

     Investments

      Investments in affiliates over which the Company has the ability to exert significant influence but does not control, primarily including Rockwell Scientific Company LLC (RSC), are accounted for using the equity method of accounting. Accordingly, the Company’s proportional share of the respective affiliate’s earnings or losses are included in other income (expense) in the Consolidated Statement of Operations. These affiliated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

companies are not material individually or in the aggregate to Rockwell Automation’s financial position, results of operations or cash flows.

     Derivative Financial Instruments

      The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. Foreign currency forward exchange contracts are used to hedge changes in the amount of future cash flows associated with intercompany transactions generally forecasted to occur within one year (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Interest rate swap contracts are periodically used to manage the balance of fixed and floating rate debt. The Company’s accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under generally accepted accounting principles. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

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

     Earnings Per Share

      The Company presents two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an antidilutive effect. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation. For the years ended September 30, 2002, 2001 and 2000, options for 4.0 million, 5.9 million and 4.8 million, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

     Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates, therefore no compensation expense is recognized in connection with stock options granted to employees. Compensation expense resulting from grants of restricted stock is recognized during the period the service is performed.

     Environmental Matters

      The Company records accruals for environmental matters in the accounting period in which its responsibility is probable and the cost can be reasonably estimated. Revisions to the accruals are made in the periods in which the estimated costs of remediation change. At environmental sites in which more than one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

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

     Recently Adopted Accounting Standards

      Effective October 1, 2001, the Company adopted SFAS 142. Under SFAS 142, goodwill and certain other intangible assets are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations (see Note 3).

      The Company adopted EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred (EITF 01-14), on January 1, 2002. EITF 01-14 requires companies to classify as sales certain amounts billed to customers that have historically been classified as a reduction of cost of sales. Out of pocket expenses which have been reclassified from cost of sales to sales were $6 million in 2001 and $5 million in 2000.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations (SFAS 141), which addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

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

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with exit or disposal activities. Under SFAS 146, the Company will measure costs associated with an exit or disposal activity at fair value and recognize the costs in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan.

      The Company is required to adopt SFAS 143 and SFAS 144 at the beginning of fiscal year 2003. Management is currently evaluating the provisions of SFAS 143 and SFAS 144, but believes there will be no material effect on the Company’s financial position, results of operations or shareowners’ equity at the time of adoption. The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Acquisitions of Businesses

      In September 2002, the Company’s Control Systems segment acquired the engineering services and system integration assets of SPEL, spol. s.r.o. The acquisition is expected to accelerate the establishment of the Company as a complete solution provider in Central Europe and it also strategically locates the Company in a region with future growth opportunities.

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

      In March 2002, the Company’s Control Systems segment acquired all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries. The acquisition is expected to broaden the Company’s position in the pharmaceuticals market, enhance the Company’s process solutions business and enable the Company to expand its reach into the manufacturing information markets.

      In January 2002, the Company’s Control Systems segment acquired all of the stock of Tesch GmbH, an electronic products and safety relay manufacturer, expanding the Company’s machine safety product and research and development capabilities.

      The aggregate cash purchase price of the businesses acquired in 2002, of which the majority related to the acquisition of Propack, was approximately $71 million. Assets acquired and liabilities assumed have been recorded at fair values. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill.

      In October 2000, the Control Systems segment acquired the batch software and services business of Sequencia Corporation. The purchase price for this acquisition was $6 million which was allocated to intangible assets, including developed technology and assembled workforce, and the excess of the purchase price over the amounts assigned to intangible assets was recorded as goodwill.

      In March 2000, the Control Systems segment acquired Entek IRD International Corporation, a provider of machinery condition monitoring solutions. In April 2000, the Control Systems segment acquired substantially all the assets and assumed certain liabilities of Systems Modeling Corporation, a software developer. The aggregate cash purchase price for acquisitions in 2000 was $70 million, of which $61 million was allocated to intangible assets, including developed technology, and the excess of the purchase price over the amounts assigned to tangible and intangible assets was recorded as goodwill. Developed technology is being amortized on a straight-line basis over a period of 5 years.

      Amounts recorded for liabilities assumed in connection with these acquisitions were $6 million in 2002, $1 million in 2001 and $16 million in 2000.

      These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the Consolidated Statement of Operations since their respective dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the combined effect of these acquisitions was not material to the Company’s results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Goodwill and Other Intangible Assets

      In connection with the adoption of SFAS 142, management determined that the Company’s Allen-Bradley, Reliance and Dodge trademarks have indefinite useful lives. Accordingly, management performed a transitional intangible asset impairment test which resulted in an impairment charge of $56 million ($35 million after tax, or 19 cents per diluted share) related to the Reliance trademark used primarily by Power Systems. The impairment charge represents the excess of the carrying amount of the trademark over its estimated fair value as determined by management, with the assistance of independent valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

      Also in connection with the adoption of SFAS 142, the Company completed the transitional goodwill impairment test during 2002. As a result, an impairment charge of $73 million (before and after tax, or 39 cents per diluted share) was recorded related to goodwill at a Power Systems reporting unit. The fair value of the reporting unit was estimated using a combination of valuation techniques, including the present value of expected future cash flows and historical valuations of comparable businesses.

      The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS 142 utilizes a fair value approach. The trademark impairment charge and the goodwill impairment charge discussed above are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets. These charges have been recorded as the cumulative effect of accounting change in the amount of $129 million ($108 million after tax, or 58 cents per diluted share) as of October 1, 2001 in the accompanying Condensed Consolidated Statement of Operations.

      The changes in the carrying amount of goodwill for the year ended September 30, 2002 are as follows (in millions):

	Control	Power
	Systems	Systems	Total

Balance as of September 30, 2001	$582	$226	$808
Goodwill acquired (Note 2)	49	—	49
Impairment charge	—	(73)	(73)
Translation and other	—	(6)	(6)

Balance as of September 30, 2002	$631	$147	$778

      Other includes an adjustment to goodwill for the resolution of tax matters relating to tax returns filed by Reliance Electric Company prior to its acquisition by Rockwell Automation in 1995. The change in the carrying amount of goodwill for the year ended September 30, 2001 resulted primarily from amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

      The results for periods prior to adoption of SFAS 142 have not been restated. The following table reconciles the reported income from continuing operations before accounting change, net income and earnings per share to that which would have resulted for 2001 and 2000 if SFAS 142 had been adopted effective October 1, 1999 (in millions, except per share amounts):

	Year Ended
	September 30,

	2001	2000

Income from continuing operations before accounting change, as reported	$125	$344
Goodwill amortization, net of tax	41	39
Trademark amortization, net of tax	6	6

Pro forma income from continuing operations before accounting change	$172	$389

Net income	$305	636
Goodwill amortization, net of tax	51	44
Trademark amortization, net of tax	6	6

Pro forma net income	$362	$686

Basic earnings per share:
Income from continuing operations before accounting change:
As reported	$0.69	$1.83

Pro forma	$0.95	$2.07

Net income:
As reported	$1.67	$3.38

Pro forma	$1.99	$3.65

Diluted earnings per share:
Income from continuing operations before accounting change:
As reported	$0.68	$1.81

Pro forma	$0.93	$2.05

Net income:
As reported	$1.65	$3.35

Pro forma	$1.95	$3.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

      Other intangible assets at September 30, 2002 and September 30, 2001 consisted of the following (in millions):

	September 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$115	$75	$40
Developed technology	100	38	62
Patents	40	34	6
Other	83	65	18

Total amortized intangible assets	338	212	126
Unamortized intangible assets	302	82	220

Total	$640	$294	$346

	September 30, 2001

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$115	$71	$44
Developed technology	75	25	50
Patents	40	32	8
Other	69	63	6

Total amortized intangible assets	299	191	108
Unamortized intangible assets	358	82	276

Total	$657	$273	$384

      Unamortized intangible assets consists of trademarks which have been determined to have an indefinite life.

      Estimated amortization expense for each of the fiscal years ended September 30 is as follows (in millions):

Fiscal Year	Amount

2003	$21
2004	21
2005	16
2006	14
2007	14

      In connection with the business acquisitions in 2002, the Company acquired $12 million of intangible assets, of which $9 million was assigned to developed technology. The weighted-average amortization period for the intangible assets acquired in 2002 is 5 years and the amortization period for developed technology acquired in 2002 is 6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

      Inventories are summarized as follows (in millions):

	September 30,

	2002	2001

Finished goods	$195	$204
Work in process	158	154
Raw materials, parts, and supplies	204	242

Inventories	$557	$600

      Inventories are reported net of the allowance for excess and obsolete inventory of $53 million at September 30, 2002 and $50 million at September 30, 2001.

5.	Property

      Property is summarized as follows (in millions):

	September 30,

	2002	2001

Land	$40	41
Buildings and improvements	505	506
Machinery and equipment	1,596	1,551
Construction in progress	40	70

Total	2,181	2,168
Less accumulated depreciation	1,193	1,093

Property	$988	$1,075

6.	Short-Term Debt

      Short-term debt consists of the following (in millions):

	September 30,

	2002	2001

Commercial paper	$—	$—
Short-term bank borrowings	10	9
Current portion of long-term debt	152	1

Short-term debt	$162	$10

      Included in the current portion of long-term debt is $150 million of 6.80% notes which mature in April 2003. The weighted average interest rate on short-term bank borrowings was 2.8 percent at September 30, 2002 and 2.0 percent at September 30, 2001.

      At September 30, 2002, the Company had $1 billion of unsecured credit facilities with various banks to support commercial paper borrowings. There were no significant commitment fees or compensating balance requirements under these facilities. On October 29, 2002, the Company terminated these credit facilities and entered into new credit facilities with various banks for $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. Pursuant to the terms of the new credit facilities, the Company’s debt to capital ratio shall not exceed 60 percent. Short-term credit facilities available to foreign subsidiaries amounted to $108 million at September 30, 2002 and consisted of arrangements for which there are no significant commitment fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Current Liabilities

      Other current liabilities are summarized as follows (in millions):

	September 30,

	2002	2001

Sales rebates	$68	$63
Advance payments from customers	49	40
Product warranty costs	31	34
Taxes other than income taxes	28	33
Other	98	109

Other current liabilities	$274	$279

8.	Long-Term Debt

      Long-term debt consists of the following (in millions):

	September 30,

	2002	2001

6.80% notes, payable in 2003	$150	$150
6.15% notes, payable in 2008	356	350
6.70% debentures, payable in 2028	250	250
5.20% debentures, payable in 2098	200	200
Other borrowings	11	11
Unamortized discount	(48)	(51)

Total	919	910
Less current portion	152	1

Long-term debt	$767	$909

      In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 4.21 percent at September 30, 2002. At September 30, 2002, the fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was approximately $6 million. As permitted by SFAS 133, the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets on the Consolidated Balance Sheet and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133.

9.	Financial Instruments

      The Company’s financial instruments include short- and long-term debt and foreign currency forward exchange contracts. The fair value of short-term debt approximates the carrying value due to its short-term nature. The carrying value of long-term debt was $919 million at September 30, 2002 and $910 million at September 30, 2001. The fair value of long-term debt, based upon quoted market prices for the same or similar issues, was $976 million at September 30, 2002 and $898 million at September 30, 2001.

      Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2002 and 2001, the Company had outstanding foreign currency forward exchange contracts primarily consisting of contracts for the euro, pound sterling, Canadian dollar and Swiss franc. The net carrying value of foreign currency forward exchange

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Financial Instruments — (Continued)

contracts of $15 million at September 30, 2002 and $2 million at September 30, 2001 was equal to its fair value based upon quoted market prices for contracts with similar maturities. The foreign currency forward exchange contracts are recorded in other current assets in the amounts of $6 million as of September 30, 2002 and $11 million as of September 30, 2001 and other current liabilities in the amounts of $21 million as of September 30, 2002 and $9 million as of September 30, 2001. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. The Company has designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material.

10.     Shareowners’ Equity

     Common Stock

      At September 30, 2002, the authorized stock of the Company consisted of one billion shares of common stock, par value $1 per share, and 25 million shares of preferred stock, without par value. At September 30, 2002, 28.7 million shares of common stock were reserved for various employee incentive plans.

      Changes in outstanding common shares are summarized as follows (in millions):

	2002	2001	2000

Beginning balance	183.7	183.5	190.9
Treasury stock purchases	—	(1.7)	(8.0)
Shares delivered under incentive plans	2.1	1.9	0.6

Ending balance	185.8	183.7	183.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Shareowners’ Equity — (Continued)

     Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss consisted of the following (in millions):

	September 30,

	2002	2001

Net unrealized (losses) gains on cash flow hedges	$(3)	$5
Unrealized losses on investment securities	(1)	—
Currency translation adjustments	(160)	(166)
Minimum pension liability adjustment	(30)	(1)

Accumulated other comprehensive loss	$(194)	$(162)

      Unrealized gains on cash flow hedges of $7 million ($4 million after tax) in 2002 and $22 million ($15 million after tax) in 2001 were reclassified into earnings and offset losses on the hedged items. There were no amounts reclassified into earnings in 2000. Approximately $3 million of the net unrealized losses on cash flow hedges as of September 30, 2002 will be reclassified into earnings during 2003. Management expects that these unrealized losses will be offset when the hedged items are recognized in earnings.

11.     Stock Options

      Options to purchase common stock of the Company have been granted under various incentive plans and by board action to directors, officers and other key employees at prices equal to or above the fair market value of the stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, shares of common stock or a combination thereof.

      Under the 2000 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were 7.6 million at September 30, 2002. None of the incentive plans presently permits options to be granted after November 30, 2009. Stock options generally expire ten years from the date they are granted and vest over three years (time-vesting options) with the exception of performance-vesting options. Performance-vesting options expire ten years from the date they are granted and vest at the earlier of (a) the date the market price of the Company’s common stock reaches a specified level for a pre-determined period of time or certain other financial performance criteria are met or (b) a period of six to nine years from the date they are granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock Options — (Continued)

      Information relative to stock options is as follows (shares in thousands):

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding at beginning of year	19,696	$14.15	13,998	$36.04	11,564	$31.13
Granted:
Time-vesting	2,720	13.48	3,309	28.23	2,523	51.04
Performance-vesting	—	—	941	29.94	880	52.48
Adjustments:
Collins adjustment	—	—	6,379	—	—	—
Conversion to Collins options	—	—	(2,486)	37.32	—	—
Exercised	(2,123)	11.63	(1,884)	23.17	(561)	24.62
Canceled or expired	(518)	16.81	(561)	29.99	(408)	40.31

Outstanding at end of year	19,775	14.27	19,696	14.15	13,998	36.04

Exercisable at end of year	12,133	13.88	9,863	13.48	8,584	30.52

      Approximately 1.1 million performance-vesting options were not exercisable at September 30, 2002.

      In connection with the Spinoff, the number and exercise prices of certain options were adjusted in order to preserve the intrinsic value of the options that were outstanding immediately before and after the Spinoff. For certain other options, option holders received a combination of Rockwell Automation and Rockwell Collins options with adjustments made to the number and exercise prices of those options to preserve the intrinsic value of the Rockwell Automation and Rockwell Collins options that were outstanding immediately before and after the Spinoff. Outstanding Rockwell Automation options held by Rockwell Collins employees generally were converted into Rockwell Collins options. None of the information for 2000, the options outstanding at the beginning of 2001 nor grants for 2001 have been restated to reflect adjustments made in connection with the Spinoff.

      The following table summarizes information about stock options outstanding at September 30, 2002 (shares in thousands; remaining life in years):

	Options Outstanding			Options Exercisable

		Weighted Average
					Wtd. Avg.
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$ 7.07 to $10.49	1,665	1.2	$9.07	1,665	$9.07
$10.50 to $11.78	6,443	7.1	11.28	4,082	11.09
$11.79 to $14.14	4,483	6.7	13.42	1,824	13.46
$14.15 to $16.27	1,737	6.4	15.68	1,272	15.60
$16.28 to $18.86	1,523	4.1	17.42	1,293	17.39
$18.87 to $23.57	3,924	6.7	20.50	1,997	20.62

	19,775			12,133

      The closing price of the Company’s common stock on the New York Stock Exchange-Composite Transactions reporting system on September 30, 2002 was $16.27 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock Options — (Continued)

      The Company’s net income and earnings per share would have been reduced to the following pro forma amounts if the Company accounted for its stock-based plans using the fair value method provided by SFAS No. 123, Accounting for Stock-Based Compensation (in millions, except per share amounts):

	2002		2001		2000

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

Net income	$121	$115	$305	$271	$636	$611
Basic earnings per share	$0.66	$0.63	$1.67	$1.48	$3.38	$3.26
Diluted earnings per share	$0.64	$0.61	$1.65	$1.46	$3.35	$3.22

      The 2001 pro forma net income includes $6 million ($4 million after tax, or two cents per diluted share) of pro forma compensation expense related to the spinoff of Rockwell Collins. The pro forma effect of stock options on net income for 2002 may not be indicative of the pro forma effect on net income in future years.

      The per share weighted average fair value of options granted was $2.99 in 2002, $8.79 in 2001 and $16.30 in 2000. The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

	2002	2001		2000

			Collins
			Spinoff
	Grants	Grants	Adjustment	Grants

Average risk-free interest rate	4.01%	5.76%	4.73%	6.06%
Expected dividend yield	3.76%	2.29%	1.77%	2.29%
Expected volatility	0.30	0.33	0.35	0.33
Expected life (years)	5	5	5	5

      The per share weighted average fair value of options granted in 2001 and 2000 have not been restated to reflect the Spinoff.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits

      The Company sponsors pension and other postretirement benefit plans for its employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees generally are based on specified benefit amounts and years of service. The Company’s policy is to fund its pension obligations in conformity with the funding requirements of applicable laws and governmental regulations. Other postretirement benefits are in the form of retirement medical plans and cover most of the Company’s United States employees and provide for the payment of certain medical costs of eligible employees and dependents upon retirement.

      Pension plan obligations attributable to all of Rockwell Automation’s domestic active employees and former employees of the Control Systems, Power Systems and FirstPoint Contact businesses were retained by Rockwell Automation and a proportionate share of pension plan assets were transferred from the former Rockwell International Corporation domestic qualified plan (Rockwell Retirement Plan) to a new pension plan established by Rockwell Automation. In connection with the Spinoff, Rockwell Collins assumed the Rockwell Retirement Plan. The Company also retained liabilities for other postretirement benefits for active and former employees. The tables below reflect the continuing Rockwell Automation plans.

      The components of net periodic benefit cost are as follows (in millions):

				Other Postretirement
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$45	$44	$44	$8	$7	$7
Interest cost	92	87	79	21	18	18
Expected return on plan assets	(117)	(126)	(110)	—	—	—
Amortization:
Prior service cost	5	5	5	(6)	(6)	(6)
Net transition asset	(3)	(4)	(4)	—	—	—
Net actuarial loss	3	4	3	5	3	2

Net periodic benefit cost	$25	$10	$17	$28	$22	$21

      The Company recognized a curtailment gain of $9 million in 2000 and special termination benefit charges of $3 million in 2001 and $3 million in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

      Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

Benefit obligation at beginning of year	$1,375	$1,243	$294	$242
Service cost	45	44	8	7
Interest cost	92	87	21	18
Discount rate change	90	83	32	16
Actuarial (gains) losses	(1)	(4)	99	43
Plan amendments	—	3	(16)	—
Benefits paid	(60)	(51)	(29)	(30)
RSC adjustment	—	(41)	—	(6)
Other (including currency translation)	23	11	—	4

Benefit obligation at end of year	1,564	1,375	409	294

Plan assets at beginning of year	1,284	1,453	—	—
Actual return on plan assets	(83)	(28)	—	—
Company contributions	33	8	29	29
Plan participant contributions	1	1	4	1
Benefits paid	(60)	(51)	(33)	(30)
RSC adjustment	—	(106)	—	—
Other (including currency translation)	17	7	—	—

Plan assets at end of year	1,192	1,284	—	—

Funded status of plans	(372)	(91)	(409)	(294)
Unamortized amounts:
Prior service cost	11	16	(49)	(39)
Net transition asset	(6)	(8)	—	—
Net actuarial losses (gains)	255	(32)	229	103

Net liability on balance sheet	$(112)	$(115)	$(229)	$(230)

Net liability on balance sheet consists of:
Prepaid benefit cost	$16	$17	$—	$—
Accrued benefit liability	(184)	(137)	(229)	(230)
Deferred tax asset	15	1	—	—
Intangible asset	11	3	—	—
Accumulated other comprehensive loss	30	1	—	—

Net liability on balance sheet	$(112)	$(115)	$(229)	$(230)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

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

      The Company uses an actuarial measurement date of June 30 to measure its benefit obligations. Significant assumptions used in determining these benefit obligations and net periodic benefit cost are summarized as follows (in weighted averages):

			Other
			Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

Discount rate	7.0%	7.5%	7.0%	7.5%
Compensation increase rate	4.5%	4.5%	—	—
Expected return on plan assets	9.0%	9.75%	—	—
Health care cost trend rate*	—	—	8.5%	8.0%

*	Decreasing to 5.5% after 2017.

      The discount rate, compensation increase rate and health care cost trend rate assumptions are determined as of the measurement date. The expected return on plan assets assumption is determined as of the previous measurement date.

      Effective October 1, 2002, the Company amended its United States postretirement healthcare benefit program in order to mitigate the increasing cost of postretirement healthcare services. This change will be phased in as follows: effective January 1, 2004, the Company, per an amendment to this program implemented in 1992, will contribute 50 percent of the amount in excess of the 2003 per capita amount. However, the Company’s 2004 contribution shall be limited to a 7.5 percent increase from the 2003 per capita amount. Effective January 1, 2005, the Company will limit its future per capita maximum contribution to its calendar 2004 per capita contribution. The effect of this change will be to reduce the benefit obligation by $62 million. Net periodic benefit cost in 2003 will be approximately $32 million, which is approximately 20 percent lower than what the cost would have been without implementing this change.

     Pension Benefits

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) were $1,325 million, $1,137 million and $961 million respectively, as of the 2002 measurement date (June 30) and $93 million, $78 million and $20 million, respectively, as of the 2001 measurement date.

     Other Postretirement Benefits

      Assumed health care cost trend rates have a significant effect on amounts reported for the retiree medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease

	2002	2001	2002	2001

Increase (decrease) to total of service and interest cost components	$4	$3	$(3)	$(3)
Increase (decrease) to postretirement benefit obligation	32	23	(26)	(19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

     Defined Contribution Savings Plans

      The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $21 million for 2002, $22 million for 2001 and $21 million for 2000.

13.     Special Charges

      In 2001, the Company recorded special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction of workforce, primarily in North America, by approximately 2,000 employees and asset impairments. The special charges are reflected in the Consolidated Statement of Operations for the year ended September 30, 2001 in cost of sales and selling, general and administrative expenses in the amounts of $50 million and $41 million, respectively. The Company had completed these actions at September 30, 2002.

      Total cash expenditures in connection with these actions are expected to approximate $50 million. The Company spent approximately $43 million through September 30, 2002 of which $41 million related to employee severance and separation costs. In connection with the Spinoff, Rockwell Collins assumed a liability for employee severance and separation costs resulting from these actions of approximately $7 million. As a result of actions taken through September 30, 2002, all of the workforce reductions have been completed. The remaining balance at September 30, 2002 relates to salary continuation and benefit payments to terminated employees.

      The special charges included write-downs to the carrying amount of goodwill, certain facilities and machinery and equipment totaling approximately $27 million resulting from the decision to shut down certain facilities and exit non-strategic operations. The charges represented the difference between the fair values of the assets and their carrying values. Fair value was determined by management on the basis of various customary valuation techniques.

      Revenues and results of operations of businesses and product lines which are being exited are not material.

      The charges and their utilization for the years ended September 30, 2001 and 2002 are summarized as follows (in millions):

		Utilization

		Year Ended	Year Ended		Balance
	2001	September 30,	September 30,		September 30,
	Charges	2001	2002	Adjustments	2002

Employee severance and separation cost	$52	$(25)	$(23)	$—	$4
Impairment of property and intangible assets	26	(26)	(1)	1	—
Lease termination costs	5	—	(2)	—	3
Other	8	(6)	—	(2)	—

Total	$91	$(57)	$(26)	$(1)	$7

      The Company evaluates the adequacy of reserves recorded in prior years and makes necessary revisions for changes in estimates in the periods in which they occur. The remaining balances at September 30, 2002 related to charges taken in previous years were not significant. During 2001, the Company recorded an adjustment of $8 million as a reduction of cost of sales and $2 million as a reduction of selling, general and administrative expenses primarily as a result of lower than expected employee separation and lease termination costs associated with actions taken in prior years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Discontinued Operations

      Summarized results of the Company’s Rockwell Collins avionics and communications business are as follows (in millions):

	Year Ended
	September 30,

	2001	2000

Sales	$2,002	$2,515
Income before income taxes	$268	$436
Net income	$180	$292

      The results of operations of the Company’s Rockwell Collins avionics and communications business in 2001 include $21 million of costs directly related to the Spinoff.

      The net benefit of $3 million in discontinued operations in 2002 reflects the resolution of certain obligations related to two discontinued businesses. Related payments of approximately $36 million were made in 2002, which have been reflected as cash used by discontinued operations in the accompanying Consolidated Statement of Cash Flows.

15.     Related Party Transactions

      Following the Spinoff, the Company and Rockwell Collins each have owned 50 percent of Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of the Company known as Rockwell Science Center). At September 30, 2002, the Company’s investment in RSC of $50 million is included in other assets. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method.

      The Company has an agreement with RSC pursuant to which RSC will perform research and development services for the Company through 2004. The Company is obligated to pay RSC a minimum of $3 million for such services in 2003 and $4 million for such services in 2004. The Company incurred approximately $3 million for research and development services performed by RSC for the year ended September 30, 2002. At September 30, 2002, the amount due to RSC for research and development services was not significant.

      The Company shares equally with Rockwell Collins in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2002, there were no outstanding borrowings on the line of credit. At September 30, 2002, the Company was the sole guarantor of the performance of RSC under a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $7 million. The lease agreement has a term which ends in 2011. Effective October 2002, the Company and Rockwell Collins each guarantees one-half of the lease obligation of RSC.

      The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. The Company paid CoLinx approximately $15 million in 2002 and $6 million in 2001 primarily for logistics services. In addition, CoLinx paid the Company approximately $3 million in 2002 and $2 million in 2001 for the use of facilities owned by the Company and other services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Other Income (Expense)

      The components of other income (expense) net are as follows (in millions):

	2002	2001	2000

Net (loss) gain on dispositions of property and businesses	$(3)	$6	$15
Demutualization income	—	—	28
Intellectual property settlements	9	18	—
Interest income	5	6	9
Royalty income	4	3	10
Other	2	11	4

Other income (expense)	$17	$44	$66

      During 2000, the Company recorded a $32 million gain on the sale of real estate, which was partially offset by a loss of $14 million on the sale of a Power Systems business, and recorded $28 million of income resulting from the demutualization of Metropolitan Life Insurance Company.

17.     Income Taxes

      The components of the income tax provision are as follows (in millions):

	2002	2001	2000

Current:
United States	$(3)	$13	$(5)
Tax refund claims	(14)	(22)	—
Non-United States	30	44	19
State and local	8	6	7

Total current	21	41	21
Deferred:
United States	(10)	(2)	111
Non-United States	(1)	2	11
State and local	(3)	2	20

Total deferred	(14)	2	142

Income tax provision	$7	$43	$163

      During 2002, the Company resolved certain tax matters for the period of 1995-1999. The resolution resulted in a $48 million reduction of the Company’s income tax provision, of which $11 million is reflected in tax refund claims in the current income tax provision and $37 million is reflected in the United States deferred income tax provision.

      During 2001, the Company reached agreement with various taxing authorities on refund claims related to certain prior years and recorded $22 million as a reduction of its income tax provision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Income Taxes — (Continued)

      Net current deferred income tax assets at September 30, 2002 and 2001 consist of the tax effects of temporary differences related to the following (in millions):

	2002	2001

Compensation and benefits	$35	$20
Product warranty costs	12	13
Inventory	30	28
Allowance for doubtful accounts	20	17
Other — net	78	74

Current deferred income taxes	$175	$152

      Net long-term deferred income tax liabilities at September 30, 2002 and 2001 consist of the tax effects of temporary differences related to the following (in millions):

	2002	2001

Retirement benefits	$135	$129
Property	(136)	(126)
Intangible assets	(42)	(75)
Net operating loss carryforwards	18	6
Capital loss carryforwards	9	—
State tax credit carryforwards	4	—
Foreign tax credit carryforwards	—	49
Other — net	(123)	(140)

Subtotal	(135)	(157)
Valuation allowance	(23)	(52)

Long-term deferred income taxes	$(158)	$(209)

      Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($346 million of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retirement medical liability will be paid. A valuation allowance is established at September 30, 2002 for deferred tax assets related to non-United States, state and local net operating loss carryforwards ($12 million), capital loss carryforwards ($8 million) and state tax credit carryforwards ($3 million) for which utilization is uncertain. The carryforward period for the majority of the non-United States net operating loss carryforwards is indefinite. The carryforward period for the state and local net operating loss carryforwards ends between 2007 and 2022. The capital loss carryforwards expire in 2007. The carryforward period for the state tax credit carryforwards ends between 2003 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Income Taxes — (Continued)

      The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.4	3.6	3.4
Non-United States taxes	7.0	5.3	1.4
Foreign tax credit utilization	(11.1)	(8.4)	(4.8)
Non-deductible goodwill	—	8.3	2.0
Employee stock ownership plan benefit	(1.8)	(4.2)	(1.2)
Tax refund claims	(5.9)	(13.1)	—
Utilization of foreign loss carryforwards	(1.8)	(0.6)	(1.8)
Foreign sales corporation benefits	(3.2)	(0.8)	(0.4)
Resolution of prior period tax matters	(16.0)	—	—
Other	(0.6)	0.5	(1.3)

Effective income tax rate	3.0%	25.6%	32.3%

      The $48 million reduction of the 2002 income tax provision resulting from the resolution of certain tax matters for period of 1995-1999 is reflected in the effective income tax rate in tax refund claims (4.7%) and resolution of prior period tax matters (16.0%).

      The income tax provisions were calculated based upon the following components of income from continuing operations before income taxes and cumulative effect of accounting change (in millions):

	2002	2001	2000

United States income	$184	$87	$410
Non-United States income	49	81	97

Total	$233	$168	$507

      No provision has been made for United States, state, or additional non-United States income taxes related to approximately $261 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

      The Company anticipates filing in 2003 a federal research and experimentation tax credit refund claim of approximately $100 million for the years 1997 through 2001. The claim will be subject to audit by the Internal Revenue Service. The ultimate potential tax benefit of this claim, if any, is not currently known and therefore no benefit has been recognized for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Supplementary Financial Statement Information

	2002	2001	2000

Statement of cash flows information (in millions):
Income taxes paid	$37	$213	$129
Interest payments	63	79	74
Statement of operations information (in millions):
Research and development:
Company-initiated	131	158	200
Customer-funded	8	61	61
Rental expense	84	86	94

      Income taxes paid and interest payments related to discontinued operations for 2001 and 2000 were not significant.

      Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $208 million as of September 30, 2002 and are payable as follows (in millions): 2003, $47; 2004, $42; 2005, $35; 2006, $25; 2007, $20; and after 2007, $39. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $42 million as of September 30, 2002 and are receivable through 2008 at approximately $7 million per year.

19.     Commitments and Contingent Liabilities

      Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on the manufacturing operations of the Company. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on the Company’s liquidity and capital resources, competitive position or financial condition.

      The Company has been designated as a potentially responsible party at 15 Superfund sites, excluding sites as to which the Company’s records disclose no involvement or as to which the Company’s potential liability has been finally determined and assumed by third parties. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 2002 to be about $14 million, of which $8 million has been accrued.

      Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2002, management has estimated the highest total reasonably possible costs the Company could incur from these matters to be about $51 million. The Company has recorded environmental accruals for these matters of $19 million. In addition to the above matters, the Company assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance Electric Company (Reliance). The Company is indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 2002, the Company has recorded a liability of approximately $29 million and a receivable of approximately $28 million for these Reliance matters. Management estimates the highest total reasonably possible costs for these matters to be approximately $37 million for which the Company is substantially indemnified by Exxon.

      Based on its assessment, management believes that the Company’s expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on the Company’s liquidity and capital resources, competitive position or financial condition. Management cannot assess the possible effect of compliance with future requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.     Commitments and Contingent Liabilities — (Continued)

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, safety and health, employment and contract matters. In connection with the divestiture of its former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing), Rockwell Automation agreed to indemnify Boeing for certain matters related to operations of the A&D Business for periods prior to the divestiture. In connection with the spinoffs of the Company’s former automotive component systems business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify Rockwell Automation for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition.

      The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business. The lease obligation of the Company’s former semiconductor systems business is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company will receive $250,000 per quarter from Conexant through December 31, 2003. Management expects to be released from the guarantee by December 31, 2003. In most cases, the Company is indemnified for these obligations by the divested businesses. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

      In connection with the sale of a Power Systems business in 2000, the Company entered into a supply agreement with the buyer of the business. The agreement requires minimum purchases by the Company of approximately $21 million per year through December 31, 2005. In the event that purchases are less than $21 million in a given year, the Company may incur penalties which are a percentage of the amount by which the actual purchases were less that the contractual minimum for the period. Based upon current estimates of future purchases, management of the Company does not believe that any penalties payable under the terms of the agreement would be material to the Company’s business or financial condition.

20.     Business Segment Information

      Rockwell Automation is a provider of industrial automation power, control and information products and services. The Company is organized based upon products and services and has three operating segments consisting of Control Systems, Power Systems and FirstPoint Contact. The Company has a 50 percent ownership interest in RSC and accounts for its interest in RSC using the equity method.

Control Systems

      The Control Systems operating segment is a supplier of industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes and is divided into three units: the Components and Packaged Applications Group (CPAG), the Automation Control and Information Group (ACIG) and Global Manufacturing Solutions (GMS).

      CPAG produces industrial components, power control and motor management products, and packaged and engineered products. It supplies both electro-mechanical and solid-state products, including motor starters and contactors, push buttons and signaling devices, termination and protection devices, relays and timers,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Business Segment Information — (Continued)

discrete and condition sensors and variable speed drives. CPAG’s sales account for approximately 40 percent of Control Systems sales.

      ACIG’s products include programmable logic controllers (PLCs). PLCs are used to automate the control and monitoring of industrial plants and processes and typically consist of a computer processor and input/output devices. The Company’s LogixTM integrated architecture integrates multiple types of controls disciplines including discrete, process, drive and motion control across various factory floor operating systems. ACIG also produces distributed I/ O (input/output) platforms, high performance rotary and linear motion control systems, electronic operator interface devices, plant floor industrial computers and machine safety components. ACIG’s sales account for approximately 40 percent of Control Systems sales.

      GMS provides multi-vendor automation and information systems and solutions which help customers improve their manufacturing operations. Solutions include multi-vendor customer support, training, software, consulting and implementation, asset management, and process batch manufacturing solutions. GMS’s sales account for approximately 20 percent of Control Systems sales.

Power Systems

      The Power Systems operating segment is divided into two operating units: The Mechanical Power Transmission Business (Mechanical) and The Industrial Motor and Drive Business (Electrical).

      Mechanical’s products include mounted bearings, gear reducers, standard mechanical drives, conveyor pulleys, couplings, bushings, clutches and motor brakes. Electrical’s products include industrial and engineered motors and standard AC and DC drives. In addition, Power Systems provides product repair, motor and mechanical maintenance solutions, plant maintenance, training and consulting services to OEM’s, end users and distributors.

FirstPoint Contact

      The FirstPoint Contact operating segment provides customer contact center solutions that support multiple channels (voice, e-mail, web, wireless) through open interaction infrastructure. Products include automatic call distributors, computer telephony integration software, information collection, reporting, queuing and management systems, call center systems and consulting services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Business Segment Information — (Continued)

      The following tables reflect the sales and operating results of the Company’s reportable segments for the years ended September 30 (in millions):

	2002	2001	2000

Sales:
Control Systems	$3,084	$3,353	$3,650
Power Systems	736	777	833
FirstPoint Contact	134	151	169
Other	—	73	78
Intersegment sales	(45)	(69)	(69)

Total	$3,909	$4,285	$4,661

Segment operating earnings (loss):
Control Systems	$324	$425	$636
Power Systems	53	39	69
FirstPoint Contact	4	7	(16)
Other	—	3	7

Total	381	474	696
Goodwill and purchase accounting items	(25)	(79)	(82)
General corporate — net	(57)	(53)	(20)
Loss on disposition of a business	—	—	(14)
Interest expense	(66)	(83)	(73)
Special charges	—	(91)	—

Income from continuing operations before income taxes and accounting change	$233	$168	$507

      Other represents the sales and segment operating earnings of Rockwell Science Center through the third quarter of 2001. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate — net.

      Certain amounts in prior periods have been reclassified to reflect the transfer of management responsibility of a business from Control Systems to Power Systems which was effective January 1, 2002. In addition, reclassifications have been made as a result of the adoption of EITF Issue No. 01-14 (see Note 1).

      Effective October 1, 2001, the Company adopted SFAS 142. As a result of adopting SFAS 142, the Company no longer amortizes goodwill and certain other intangible assets that have been deemed to have an indefinite useful life. The amortization of goodwill and the intangible assets that have been deemed to have an indefinite useful life was $56 million in 2001 and $53 million in 2000.

      Among other considerations, the Company evaluates performance and allocates resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates which are not considered part of the operations of a particular segment, and incremental acquisition related expenses resulting from purchase accounting adjustments such as goodwill and other intangible asset amortization, depreciation, inventory and purchased research and development charges. Intersegment sales are made at market prices. The accounting policies used in preparing the segment information are consistent with those described in Note 1. Special charges are discussed in Note 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Business Segment Information — (Continued)

      The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2002	2001	2000

Identifiable assets:
Control Systems	$2,403	$2,483	$2,604
Power Systems	885	1,033	1,049
FirstPoint Contact	77	86	101
Other	—	—	62
Corporate	659	496	612
Net assets of discontinued operations	—	—	892

Total	$4,024	$4,098	$5,320

Depreciation and amortization:
Control Systems	$125	$132	$130
Power Systems	43	41	37
FirstPoint Contact	9	10	10
Other	—	4	6
Corporate	4	6	5

Total	181	193	188
Purchase accounting depreciation and amortization	25	79	82

Total	$206	$272	$270

Capital expenditures for property:
Control Systems	$77	$99	$148
Power Systems	21	43	54
FirstPoint Contact	5	1	6
Other	—	13	6
Corporate	1	1	3

Total	$104	$157	$217

      Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, property and the 50 percent ownership interest in RSC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.     Business Segment Information — (Continued)

      The Company conducts a significant portion of its business activities outside the United States. The following tables reflect geographic sales and property by geographic region (in millions):

	Sales			Property

	2002	2001	2000	2002	2001	2000

United States	$2,574	$2,877	$3,209	$861	$945	$1,052
Europe	607	655	685	75	75	84
Canada	271	299	329	19	20	21
Asia-Pacific	293	278	268	25	24	25
Latin America	164	176	170	8	11	12

Total	$3,909	$4,285	$4,661	$988	$1,075	$1,194

      Sales are attributed to the geographic regions based on the country of destination.

21.     Quarterly Financial Information (Unaudited)

	2002 Quarters

	First	Second	Third	Fourth	2002

	(in millions, except per share amounts)
Sales	$939	$958	$995	$1,017	$3,909
Cost of sales	647	659	670	698	2,674
Income from continuing operations before income taxes and accounting change	40	54	75	64	233
Income from continuing operations before accounting change	29	58	90	49	226
Net income (loss)	(79)	61	90	49	121
Basic earnings (loss) per share:
Continuing operations before accounting change	0.16	0.31	0.48	0.27	1.22
Net (loss) income	(0.43)	0.33	0.48	0.27	0.66
Diluted earnings (loss) per share:
Continuing operations before accounting change	0.16	0.31	0.47	0.26	1.20
Net (loss) income	(0.42)	0.33	0.47	0.26	0.64

      Net income for 2002 includes: (a) a charge of $129 million ($108 million after tax, or 58 cents per diluted share) for the impairment of goodwill and a trademark in connection with the adoption of SFAS 142 in the first quarter; (b) a reduction in the income tax provision of $18 million, or 10 cents per diluted share, from the resolution of certain tax matters in the second quarter; (c) a reduction in the income tax provision of $30 million, or 16 cents per diluted share, from the favorable resolution of certain tax matters in the third quarter; (d) income of $5 million ($4 million after tax, or two cents per diluted share) from the favorable settlement of intellectual property matters in the third quarter; (e) income of $4 million ($3 million after tax, or two cents per diluted share) from the favorable settlement of intellectual property matters in the fourth quarter and (f) a charge of $4 million ($3 million after tax, or two cents per diluted share) related to an asset impairment and severance at FirstPoint Contact in the fourth quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     Quarterly Financial Information (Unaudited) — (Continued)

	2001 Quarters

	First	Second	Third	Fourth	2001

	(in millions, except per share amounts)
Sales	$1,112	$1,170	$1,027	$976	$4,285
Cost of sales	749	785	797	706	3,037
Income (loss) from continuing operations before income taxes and accounting change	102	102	(56)	20	168
Income (loss) from continuing operations before accounting change	69	71	(27)	12	125
Net income	134	125	34	12	305
Basic earnings (loss) per share:
Continuing operations before accounting change	0.38	0.39	(0.15)	0.07	0.69
Net income	0.74	0.68	0.18	0.07	1.67
Diluted earnings (loss) per share:
Continuing operations before accounting change	0.38	0.38	(0.15)	0.07	0.68
Net income	0.73	0.67	0.18	0.07	1.65

      Net income for 2001 includes: (a) charges of $69 million ($45 million after tax, or 25 cents per diluted share) for costs associated with realignment actions in the third quarter; (b) charges of $22 million ($15 million after tax, or eight cents per diluted share) for costs associated with realignment actions in the fourth quarter; and (c) income of $18 million ($12 million after tax, or six cents per diluted share) resulting from the favorable settlement of an intellectual property matter in the fourth quarter.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.:

      We have audited the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell Automation, Inc. and subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note 3 to the Consolidated Financial Statements, on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 6, 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.	Directors and Executive Officers of the Company.

      See the information under the captions Election of Directors and Information as to Nominees for Directors and Continuing Directors in the 2003 Proxy Statement.

      No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

Item 11.     Executive Compensation.

      See the information under the captions Executive Compensation, Option Grants and Aggregated Option Exercises and Fiscal Year-End Values and Retirement Plans in the 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      See the information under the captions Voting Securities, Ownership by Management of Equity Securities and Equity Compensation Plan Information in the 2003 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

      See the information under the caption Board of Directors and Committees in the 2003 Proxy Statement.

Item 14.     Controls and Procedures.

      Within the 90-day period prior to the date of this report, Rockwell Automation carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Rockwell Automation’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Rockwell Automation’s disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in Rockwell Automation’s Exchange Act filings.

      There were no significant changes in Rockwell Automation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedule and Reports on Form 8-K.

      (a) Financial Statements, Financial Statement Schedule and Exhibits.

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2002 and 2001.

Consolidated Statement of Operations, years ended September 30, 2002, 2001 and 2000.

Consolidated Statement of Cash Flows, years ended September 30, 2002, 2001 and 2000.

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2002, 2001 and 2000.

Consolidated Statement of Comprehensive Income, years ended September 30, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

           (2) Financial Statement Schedule for the years ended September 30, 2002, 2001 and 2000.

Page

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

           (3) Exhibits.

3-a-1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.
3-b-l	By-Laws of the Company, filed as Exhibit 3-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, are hereby incorporated by reference.
4-a-1	Rights Agreement, dated as of November 30, 1996, between the Company and Mellon Investor Services LLC (formerly named ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4-c to Registration Statement No. 333-17031, is hereby incorporated by reference.
4-b-l	Indenture dated as of April 1, 1993 between Reliance Electric Company and Bankers Trust Company, as Trustee, pursuant to which the 6.8% Notes of Reliance Electric Company due April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration Statement No. 33-60066, is hereby incorporated by reference.
4-b-2	First Supplemental Indenture dated April 14, 1993 to the Indenture listed as Exhibit 4-b-l above, filed as Exhibit 4.1 to Current Report on Form 8-K of Reliance Electric Company dated April 19, 1993 (File No. 1-10404), is hereby incorporated by reference.
4-b-3	Second Supplemental Indenture dated May 7, 2002 to the Indenture listed as Exhibit 4-b-1 above.

          * Management contract or compensatory plan or arrangement.

4-b-4	Form of certificate for the 6.8% Notes of Reliance Electric Company due April 15, 2003, filed as Exhibit 4-8 to Registration Statement No. 33-60066, is hereby incorporated by reference.
4-c-1	Indenture dated as of December 1, 1996 between the Company and JPMorgan Chase (formerly The Chase Manhattan Bank, successor to Mellon Bank, N.A.), as Trustee, filed as Exhibit 4-a to Registration Statement No. 333-43071, is hereby incorporated by reference.
4-c-2	Form of certificate for the Company’s 6.15% Notes due January 15, 2008, filed as Exhibit 4-a to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
4-c-3	Form of certificate for the Company’s 6.70% Debentures due January 15, 2028, filed as Exhibit 4-b to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
4-c-4	Form of certificate for the Company’s 5.20% Debentures due January 15, 2098, filed as Exhibit 4-c to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
*10-a-l	Copy of the Company’s 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, amending the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to Registration Statement No. 333-17055, is hereby incorporated by reference.
*10-a-3	Copy of resolution of the Board of Directors of the Company, adopted November 5, 1997, increasing the number of shares authorized for issuance under the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-a-4	1988 Long-Term Incentives Plan for options granted after March 1, 1993 and prior to November 1, 1993, filed as Exhibit 28-a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-1035), are hereby incorporated by reference.
*10-a-5	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are hereby incorporated by reference.
*10-a-6	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference.
*10-a-7	Memorandum of Proposed Amendments to the Rockwell International Corporation 1988 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-a-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*l0-b-1	Copy of the Company’s 1995 Long-Term Incentives Plan, as amended, filed as Exhibit l0-b-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-b-2	Forms of Stock Option Agreements under the Company’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference.
*10-b-3	Forms of Stock Option Agreements under the Company’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, are hereby incorporated by reference.
*10-b-4	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
*10-b-5	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan for options granted after August 31, 1998, filed as Exhibit 10-b-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
*10-b-6	Form of Restricted Stock Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-e to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
*10-b-7	Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-b-8	Copy of resolutions of the Board of Directors of the Company, adopted December 1, 1999, amending the Company’s 1995 Long-Term Incentives Plan.
*10-b-9	Memorandum of Proposed Amendments to the Rockwell International Corporation 1995 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-c-l	Copy of the Company’s Directors Stock Plan, as amended February 2, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.
*10-c-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan for options granted prior to February 2, 2000, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is hereby incorporated by reference.
*10-c-3	Forms of Restricted Stock Agreements under the Company’s Directors Stock Plan between the Company and each of William H. Gray, III, William T. McCormick, Jr., John D. Nichols and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.
*10-c-4	Form of Stock Option Agreement under the Directors Stock Plan for options granted between February 2, 2000 and July 30, 2001, filed as Exhibit 10-c-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-c-5	Form of Restricted Stock Agreement under the Directors Stock Plan for restricted stock granted after February 2, 2000, filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.
*10-c-6	Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.
*10-c-7	Form of Stock Option Agreement for options granted on July 31, 2001 and February 6, 2002 for service on the Board between the Company and each of the Company’s Non-Employee Directors, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-d-1	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055, is hereby incorporated by reference.
*10-d-2	Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-d-3	Memorandum of Adjustments to Outstanding Options Under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spin-off of Conexant, filed as Exhibit 10-d-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is hereby incorporated by reference.
*10-e-1	Copy of the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit A to the Proxy Statement for the Company’s 2000 Annual Meeting, is hereby incorporated by reference.
*10-e-2	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted prior to July 31, 2001, filed as Exhibit 10-e-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, are hereby incorporated by reference.
*10-e-3	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 4-d-3 to Registration Statement No. 333-38444, is hereby incorporated by reference.
*10-e-4	Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-e-5	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted on October 1, 2001, filed as Exhibit 10-e-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporate by reference.
*10-e-6	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted on October 7, 2002.

          * Management contract or compensatory plan or arrangement.

*10-e-7	Memorandum of Adjustments to Outstanding Options under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-e-8	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company adopted December 5, 2001, amending certain outstanding awards under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.
*10-e-9	Memorandum of Amendments to Outstanding Restricted Stock Agreements under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, approved and adopted by the Compensation and Management Development Committee of the Board of Directors of the Company on November 7, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.
*10-e-10	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan for awards made on November 7, 2001, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.
*10-f-1	Copy of the Company’s Incentive Compensation Plan, amended and restated as of July 1, 1997, filed as Exhibit 10-f-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-g-1	Copy of the Company’s Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), is hereby incorporated by reference.
*10-g-2	Copy of the Company’s Deferred Compensation Plan, amended and restated as of June 1, 2000, filed as Exhibit 4-d to Registration Statement No. 333-34826, is hereby incorporated by reference.
*10-h-1	Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-h-2	Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-h-3	Copy of resolutions of the Board of Directors of New Rockwell International Corporation, adopted December 4, 1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*l0-i-1	Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, filed as Exhibit A to the Company’s Proxy Statement for its 1996 Annual Meeting of Shareowners (File No. 1-1035), is hereby incorporated by reference.
*10-j-1	Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-1-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.
*10-k-1	Form of Change of Control Agreement between the Company and each of D. H. Davis, Jr., M. A. Bless, W. J. Calise, Jr., J. D. Cohn, K. D. Nosbusch, and J. D. Swann, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.
*10-k-2	Form of Change of Control Agreement between the Company and certain other officers of the Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.
10-l-1	Agreement and Plan of Distribution dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc., Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems, Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit l0-b to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
10-l-2	Post-Closing Covenants Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), The Boeing Company, Boeing NA, Inc. and the Company (formerly named New Rockwell International Corporation), filed as Exhibit 10-c to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
10-l-3	Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
10-m-l	Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
10-m-2	Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
10-m-3	Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
10-n-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

10-n-2	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.
10-n-3	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.
10-o-1	Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
10-o-2	Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
10-o-3	Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
10-p-1	364-Day Credit Agreement as of October 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent.
10-p-2	Three-Year Credit Agreement dated as of October 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent.
12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2002.
21	List of Subsidiaries of the Company.
23	Independent Auditors’ Consent.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
99-a-1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99-a-2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K.

The Company filed a current report on Form 8-K dated August 6, 2002 in respect of the Statements of Oath of Principal Executive Officer and Principal Financial Officer required by Securities Exchange Commission Order No. 4-460.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ MICHAEL A. BLESS

Michael A. Bless
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By	/s/ WILLIAM J. CALISE, JR.

William J. Calise, Jr.
Senior Vice President,
General Counsel and Secretary

By	/s/ DAVID M. DORGAN

David M. Dorgan
Vice President and Controller
(principal accounting officer)

Dated: November 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 25th day of November 2002 by the following persons on behalf of the registrant and in the capacities indicated.

DON H. DAVIS, JR.*
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

BETTY C. ALEWINE*
Director

J. MICHAEL COOK*
Director

WILLIAM H. GRAY, III*
Director

WILLIAM T. MCCORMICK, JR.*
Director

JOHN D. NICHOLS*
Director

BRUCE M. ROCKWELL*
Director

JOSEPH F. TOOT, JR.*
Director

KENNETH F. YONTZ*
Director

*By	/s/ WILLIAM J. CALISE, JR.

William J. Calise, Jr., Attorney-in-fact**

**By authority of powers of attorney filed herewith

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

      I, Don H. Davis, Jr., Chairman of the Board and Chief Executive Officer of Rockwell Automation, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Rockwell Automation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DON H. DAVIS, JR.

Don H. Davis, Jr.
Chairman of the Board
and Chief Executive Officer

Date: November 25, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

      I, Michael A. Bless, Senior Vice President and Chief Financial Officer of Rockwell Automation, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Rockwell Automation, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL A. BLESS

Michael A. Bless
Senior Vice President
and Chief Financial Officer

Date: November 25, 2002

SCHEDULE II

ROCKWELL AUTOMATION, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2002, 2001 and 2000

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions(b)	Year

	(in millions)
Year ended September 30, 2002
Allowance for doubtful accounts(a)	$46	$16	$—	$15	$47
Allowance for excess and obsolete inventory	50	14	—	11	53
Valuation allowance for deferred tax assets	52	20	—	49	23

Year ended September 30, 2001
Allowance for doubtful accounts(a)	$42	$14	$—	$10	$46
Allowance for excess and obsolete inventory	47	15	—	12	50
Valuation allowance for deferred tax assets	80	2	—	30	52

Year ended September 30, 2000
Allowance for doubtful accounts(a)	$52	$12	$—	$22	$42
Allowance for excess and obsolete inventory	43	13	—	9	47
Valuation allowance for deferred tax assets	119	3	—	42	80

(a)	Includes allowances for current and other long-term receivables.

(b)	Consists principally of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory and adjustments resulting from the Company’s ability to utilize foreign tax credit carryforwards for which a valuation allowance had been recorded.

S-1

INDEX TO EXHIBITS

No. Exhibit	Exhibit

3-a-1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.

3-b-l	By-Laws of the Company, filed as Exhibit 3-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, are hereby incorporated by reference.

4-a-1	Rights Agreement, dated as of November 30, 1996, between the Company and Mellon Investor Services LLC (formerly named ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4-c to Registration Statement No. 333-17031, is hereby incorporated by reference.

4-b-l	Indenture dated as of April 1, 1993 between Reliance Electric Company and Bankers Trust Company, as Trustee, pursuant to which the 6.8% Notes of Reliance Electric Company due April 15, 2003 have been issued, filed as Exhibit 4.7 to Registration Statement No. 33-60066, is hereby incorporated by reference.

4-b-2	First Supplemental Indenture dated April 14, 1993 to the Indenture listed as Exhibit 4-b-l above, filed as Exhibit 4.1 to Current Report on Form 8-K of Reliance Electric Company dated April 19, 1993 (File No. 1-10404), is hereby incorporated by reference.

4-b-3	Second Supplemental Indenture dated May 7, 2002 to the Indenture listed as Exhibit 4-b-1 above.

4-b-4	Form of certificate for the 6.8% Notes of Reliance Electric Company due April 15, 2003, filed as Exhibit 4-8 to Registration Statement No. 33-60066, is hereby incorporated by reference.

4-c-1	Indenture dated as of December 1, 1996 between the Company and JPMorgan Chase (formerly The Chase Manhattan Bank, successor to Mellon Bank, N.A.), as Trustee, filed as Exhibit 4-a to Registration Statement No. 333-43071, is hereby incorporated by reference.

4-c-2	Form of certificate for the Company’s 6.15% Notes due January 15, 2008, filed as Exhibit 4-a to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.

4-c-3	Form of certificate for the Company’s 6.70% Debentures due January 15, 2028, filed as Exhibit 4-b to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.

4-c-4	Form of certificate for the Company’s 5.20% Debentures due January 15, 2098, filed as Exhibit 4-c to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.

*10-a-l	Copy of the Company’s 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.

*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, amending the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to Registration Statement No. 333-17055, is hereby incorporated by reference.

*10-a-3	Copy of resolution of the Board of Directors of the Company, adopted November 5, 1997, increasing the number of shares authorized for issuance under the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

*10-a-4	1988 Long-Term Incentives Plan for options granted after March 1, 1993 and prior to November 1, 1993, filed as Exhibit 28-a to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 1-1035), are hereby incorporated by reference.

*10-a-5	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are hereby incorporated by reference.

*10-a-6	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference.

*10-a-7	Memorandum of Proposed Amendments to the Rockwell International Corporation 1988 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-a-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*l0-b-1	Copy of the Company’s 1995 Long-Term Incentives Plan, as amended, filed as Exhibit l0-b-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

*10-b-2	Forms of Stock Option Agreements under the Company’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference.

*10-b-3	Forms of Stock Option Agreements under the Company’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, are hereby incorporated by reference.

*10-b-4	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

*10-b-5	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan for options granted after August 31, 1998, filed as Exhibit 10-b-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

*10-b-6	Form of Restricted Stock Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-e to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

*10-b-7	Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

*10-b-8	Copy of resolution of the Board of Directors of the Company, adopted December 1, 1999, decreasing the number of shares authorized for issuance under the Company’s 1995 Long-Term Incentives Plan.

*10-b-9	Memorandum of Proposed Amendments to the Rockwell International Corporation 1995 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-c-l	Copy of the Company’s Directors Stock Plan, as amended February 2, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

*10-c-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan for options granted prior to February 2, 2000, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is hereby incorporated by reference.

*10-c-3	Forms of Restricted Stock Agreements under the Company’s Directors Stock Plan between the Company and each of William H. Gray, III, William T. McCormick, Jr., John D. Nichols and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.

*10-c-4	Form of Stock Option Agreement under the Directors Stock Plan for options granted between February 2, 2000 and July 30, 2001, filed as Exhibit 10-c-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

*10-c-5	Form of Restricted Stock Agreement under the Directors Stock Plan for restricted stock granted after February 2, 2000, filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

*10-c-6	Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

*10-c-7	Form of Stock Option Agreement for options granted on July 31, 2001 and February 6, 2002 for service on the Board between the Company and each of the Company’s Non-Employee Directors, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-d-1	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055, is hereby incorporated by reference.

*10-d-2	Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

*10-d-3	Memorandum of Adjustments to Outstanding Options Under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spin-off of Conexant, filed as Exhibit 10-d-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is hereby incorporated by reference.

*10-e-1	Copy of the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit A to the Proxy Statement for the Company’s 2000 Annual Meeting, is hereby incorporated by reference.

*10-e-2	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted prior to July 31, 2001, filed as Exhibit 10-e-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, are hereby incorporated by reference.

*10-e-3	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 4-d-3 to Registration Statement No. 333-38444, is hereby incorporated by reference.

*10-e-4	Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-e-5	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted on October 1, 2001, filed as Exhibit 10-e-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporate by reference.

*10-e-6	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted on October 7, 2002.

*10-e-7	Memorandum of Adjustments to Outstanding Options under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-e-8	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company adopted December 5, 2001, amending certain outstanding awards under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.

*10-e-9	Memorandum of Amendments to Outstanding Restricted Stock Agreements under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, approved and adopted by the Compensation and Management Development Committee of the Board of Directors of the Company on November 7, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.

*10-e-10	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan for awards made on November 7, 2001, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.

*10-f-1	Copy of the Company’s Incentive Compensation Plan, amended and restated as of July 1, 1997, filed as Exhibit 10-f-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

*10-g-1	Copy of the Company’s Deferred Compensation Plan, as amended effective as of October 1, 1992, filed as Exhibit 10-g-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), is hereby incorporated by reference.

*10-g-2	Copy of the Company’s Deferred Compensation Plan, amended and restated as of June 1, 2000, filed as Exhibit 4-d to Registration Statement No. 333-34826, is hereby incorporated by reference.

*10-h-1	Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.

*10-h-2	Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.

*10-h-3	Copy of resolutions of the Board of Directors of New Rockwell International Corporation, adopted December 4, 1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company’s Annual Report on Form 10- K for the year ended September 30, 1996, is hereby incorporated by reference.

*l0-i-1	Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, filed as Exhibit A to the Company’s Proxy Statement for its 1996 Annual Meeting of Shareowners (File No. 1-1035), is hereby incorporated by reference.

*10-j-1	Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-1-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.

*10-k-1	Form of Change of Control Agreement between the Company and each of D. H. Davis, Jr., M. A. Bless, W. J. Calise, Jr., J. D. Cohn, K. D. Nosbusch, and J. D. Swann, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.

*10-k-2	Form of Change of Control Agreement between the Company and certain other officers of the Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.

10-l-1	Agreement and Plan of Distribution dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc., Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems, Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit l0-b to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-l-2	Post-Closing Covenants Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), The Boeing Company, Boeing NA, Inc. and the Company (formerly named New Rockwell International Corporation), filed as Exhibit 10-c to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-l-3	Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-m-l	Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-m-2	Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-m-3	Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-n-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-n-2	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-n-3	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-o-1	Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-o-2	Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-o-3	Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-p-1	364-Day Credit Agreement as of October 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent.

10-p-2	Three-Year Credit Agreement dated as of October 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2002.

21	List of Subsidiaries of the Company.

23	Independent Auditors’ Consent.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

99-a-1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-a-2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.