Form 10-Q
period 2002-12-31
ROCKWELL  AUTOMATION INC
filed 2003-02-06
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended Commission file number	December 31, 2002 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code	(414) 212-5299

(Office of the Corporate Secretary)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒	No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☒	No☐

185,663,153 shares of registrant’s Common Stock, $1.00 par value, were outstanding on January 31, 2003.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)
(IN MILLIONS)

	December 31,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$307	$289
Receivables	622	645
Inventories	555	557
Deferred income taxes	178	175
Other current assets	110	109

Total current assets	1,772	1,775
Property (net of accumulated depreciation:
December 31, 2002, $1,240; September 30, 2002, $1,193)	962	988
Goodwill	780	778
Other intangible assets	348	346
Other assets	144	137

TOTAL	$4,006	$4,024

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$160	$162
Accounts payable	291	325
Compensation and benefits	152	161
Income taxes payable	27	44
Other current liabilities	300	274

Total current liabilities	930	966
Long-term debt	770	767
Retirement benefits	393	381
Deferred income taxes	158	158
Other liabilities	143	143
Commitments and contingent liabilities (Note 9)
Shareowners’ equity:
Common stock (shares issued: 216.4)	216	216
Additional paid-in capital	988	987
Retained earnings	2,156	2,165
Accumulated other comprehensive loss	(181)	(194)
Common stock in treasury, at cost (shares held:
December 31, 2002, 31.4; September 30, 2002, 30.6)	(1,567)	(1,565)

Total shareowners’ equity	1,612	1,609

TOTAL	$4,006	$4,024

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	December 31,

	2002	2001

Sales	$984	$939
Cost of sales	(663)	(647)

Gross profit	321	292
Selling, general and administrative	(251)	(240)
Other income (expense)	5	4
Interest expense	(15)	(16)

Income before income taxes and cumulative effect of accounting change	60	40
Income tax provision	(18)	(11)

Income before cumulative effect of accounting change	42	29
Cumulative effect of accounting change (Note 1)	—	(108)

Net income (loss)	$42	$(79)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$0.22	$0.16
Cumulative effect of accounting change	—	(0.59)

Net income (loss)	$0.22	$(0.43)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.22	$0.16
Cumulative effect of accounting change	—	(0.58)

Net income (loss)	$0.22	$(0.42)

Cash dividends per share	$0.165	$0.165

Weighted average outstanding shares:
Basic	185.6	183.9

Diluted	189.4	186.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	December 31,

	2002	2001

OPERATING ACTIVITIES:
Income before cumulative effect of accounting change	$42	$29
Adjustments to arrive at cash provided by operating activities:
Depreciation	44	48
Amortization of intangible assets	6	5
Income tax benefit from the exercise of stock options	1	1
Changes in assets and liabilities, excluding effects of acquisitions and divestitures and foreign currency adjustments:
Receivables	33	63
Inventories	6	5
Accounts payable	(37)	(55)
Compensation and benefits	(10)	(37)
Income taxes	(18)	22
Other assets and liabilities	37	6

CASH PROVIDED BY OPERATING ACTIVITIES	104	87

INVESTING ACTIVITIES:
Capital expenditures	(15)	(19)
Purchase of technology	(5)	—

CASH USED FOR INVESTING ACTIVITIES	(20)	(19)

FINANCING ACTIVITIES:
Net (decrease) increase in debt	(1)	1
Payment of debt issuance costs	(1)	—
Purchases of treasury stock	(28)	—
Cash dividends	(31)	(30)
Proceeds from the exercise of stock options	6	4

CASH USED FOR FINANCING ACTIVITIES	(55)	(25)

Effect of exchange rate changes on cash	(11)	6

INCREASE IN CASH	18	49
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	121

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307	$170

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Receivables

Receivables are stated net of allowances for doubtful accounts of $38 million at December 31, 2002 and $45 million at September 30, 2002. The change in the allowance balance primarily relates to the write-off of a $9 million receivable from an independent distributor which was fully reserved at September 30, 2002.

Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis.

Accounting Change

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). This standard requires that companies no longer systematically amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies annually evaluate goodwill and indefinite life intangible assets for impairment. As a result of the transitional impairment test performed upon adoption, in 2002 the Company recorded charges of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit. The Company completed the impairment testing for goodwill in the second quarter of 2002; however, the financial statements for the first quarter of 2002 have been restated to reflect the accounting change in that period as required by SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. These charges have been recorded as the cumulative effect of accounting change of $129 million ($108 million after tax, or 58 cents per diluted share) as of October 1, 2001 in the accompanying Condensed Consolidated Statement of Operations.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with certain exit or disposal activities. Under SFAS 146, costs associated with certain exit or disposal activities shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt SFAS 146 for all exit and disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has adopted the disclosure requirements of FIN 45 (see Note 5 and Note 9). The Company is required to adopt the initial recognition and measurement provisions of FIN 45 on a prospective basis for guarantees issued or modified after December 31, 2002.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	RECENT ACCOUNTING PRONOUNCEMENTS – (CONTINUED)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires expanded disclosures in both interim and annual financial statements. The Company is required to adopt the expanded disclosure requirements of SFAS 148 for the quarter ending March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. The Company is required to adopt the consolidation requirements of FIN 46 for variable interest entities created after January 31, 2003. The Company does not believe that it has any variable interests in variable interest entities as of December 31, 2002.

3.	INVENTORIES

Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2002	2002

Finished goods	$198	$209
Work in process	144	142
Raw materials, parts, and supplies	213	206

Inventories	$555	$557

Inventories are reported net of the allowance for excess and obsolete inventory of $53 million at December 31, 2002 and September 30, 2002.

4.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

	December 31,	September 30,
	2002	2002

Short-term bank borrowings	$9	$10
Current portion of long-term debt	151	152

Short-term debt	$160	$162

Included in the current portion of long-term debt is $150 million of 6.80% notes which mature in April 2003.

5.	PRODUCT WARRANTY OBLIGATIONS

The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other current liabilities in the Condensed Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	PRODUCT WARRANTY OBLIGATIONS — (CONTINUED)

Changes in the product warranty obligations for the three-month periods ended December 31, 2002 and December 31, 2001 are as follows (in millions):

	2002	2001

Balance as of September 30	$31	$34
New warranties	7	8
Pre-existing warranties	—	—
Payments	(7)	(7)

Balance as of December 31	$31	$35

6.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended December 31, 2002 was $55 million compared to comprehensive loss of $78 million for the three months ended December 31, 2001. Comprehensive income (loss) consists primarily of net income (loss) and currency translation adjustments.

7.	RELATED PARTY TRANSACTIONS

The Company owns 50 percent of Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of Rockwell Automation), which is accounted for using the equity method. The Company’s investment in RSC of $52 million at December 31, 2002 and $50 million at September 30, 2002 is included in other assets in the Condensed Consolidated Balance Sheet.

The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay RSC a minimum of $3 million for such services in 2003 and $4 million for such services in 2004. The Company incurred approximately $1 million for research and development services performed by RSC in each of the three-month periods ended December 31, 2002 and December 31, 2001. At December 31, 2002 and September 30, 2002, the amount due to RSC for research and development services was not significant.

The Company shares equally with Rockwell Collins, Inc., which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At December 31, 2002 and September 30, 2002, there were no outstanding borrowings on the line of credit.

The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. The Company paid CoLinx approximately $4 million in each of the three-month periods ended December 31, 2002 and December 31, 2001 primarily for logistics services. In addition, CoLinx paid the Company approximately $1 million in each of the three-month periods ended December 31, 2002 and December 31, 2001 for the use of facilities owned by the Company and other services. There were no amounts due to or from CoLinx at December 31, 2002 and the amounts due to or from CoLinx at September 30, 2002 were not significant.

8.	INCOME TAXES

In the second quarter of 2003, the Company anticipates filing a federal research and experimentation credit refund claim for the years 1997 through 2001. Based on preliminary discussions with the Internal Revenue Service (IRS) in the first quarter of 2003, the maximum benefit of the claim is currently estimated to be $70 to $75 million. Certain aspects of the claim have been tentatively agreed to with the IRS as a result of the discussions; however, the ultimate claim amount will be subject to audit by the IRS. As the ultimate resolution of this claim is not currently known, no benefit has been recognized for financial reporting purposes.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has from time to time divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company or pursuant to indemnifications or guarantees provided by the Company in connection with the respective transactions. The estimated maximum potential amount of future payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters. In most cases, the Company is indemnified for third party claims by the divested businesses. Management believes that judgments, if any, against the Company related to such matters would not have a material effect on the Company’s business or financial condition.

The Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of the Company’s former semiconductor systems business is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company will receive $250,000 per quarter from Conexant through December 31, 2003. Management expects to be released from the guarantee by December 31, 2003. In addition, the Company and Rockwell Collins, Inc. each guarantees one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $7 million. The lease agreement has a term which ends in 2011. Management believes that claims pursuant to these guarantees, if any, would not have a material effect on the Company’s business or financial condition.

10.	SEGMENT INFORMATION

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended
	December 31,

	2002	2001

Sales
Control Systems	$793	$729
Power Systems	176	182
FirstPoint Contact	26	38
Intersegment sales	(11)	(10)

Total	$984	$939

Segment Operating Earnings
Control Systems	$86	$67
Power Systems	8	11
FirstPoint Contact	—	2

Total	94	80
Purchase accounting amortization	(7)	(6)
General corporate – net	(12)	(18)
Interest expense	(15)	(16)
Income tax provision	(18)	(11)

Income before cumulative effect of accounting change	$42	$29

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2002, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and, in our report dated November 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 4, 2003

ROCKWELL AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 14-16 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at December 31, 2002, there has been no material change to this information.

RESULTS OF OPERATIONS

The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized below (in millions).

	Three Months Ended

	December 31,	December 31,
	2002	2001

Sales
Control Systems	$787	$723
Power Systems	171	178
FirstPoint Contact	26	38

Total	$984	$939

Segment Operating Earnings
Control Systems	$86	$67
Power Systems	8	11
FirstPoint Contact	—	2

Total	$94	$80

Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to recent weak business conditions, especially in the manufacturing economy, manufacturers have been operating at historically low levels of plant capacity utilization. This condition results in the tendency to defer significant amounts of capital investment until the environment improves. Capacity utilization in the United States, as published by the Federal Reserve, remains at historically low levels and decreased from 75.5 percent in September 2001 to 75.4 percent in December 2002. However, manufacturing activity in the United States showed some improvement in December 2002 as reflected in the purchasing managers’ index (PMI), as published by the Institute for Supply Management (ISM), which increased to 54.7 percent in December 2002 from 46.2 percent in September 2001. According to the ISM, a PMI measure above 50 percent indicates that the manufacturing economy is generally expanding while a measure below 50 percent indicates that it is generally contracting. Consistent with these economic indicators, demand for the Company’s products has showed some improvement in the first quarter of 2003. The Company continues to assess the state of the global manufacturing environment.

2003 First Quarter Compared to 2002 First Quarter

Sales were $984 million in the first quarter of 2003 compared to $939 million in the first quarter of 2002. Income before cumulative effect of accounting change for the first quarter of 2003 was $42 million, or 22 cents per diluted share, compared to $29 million, or 16 cents per diluted share, for the first quarter of 2002. The first quarter of 2002’s results included a charge of $129 million ($108 million after tax, or 58 cents per diluted share) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), which resulted in a net loss of $79 million (42 cents per diluted share).

ROCKWELL AUTOMATION, INC.

Control Systems

Control Systems’ sales in the 2003 first quarter were $787 million compared to $723 million in the 2002 first quarter. Sales increased approximately 6 percent in North America, with relative strength in the automotive, food and beverage, and life sciences industries. In addition, Logix™ integrated architecture product sales continued to exhibit strong growth, with an increase of 37 percent over the first quarter of 2002. Global Manufacturing Solutions’ sales for the first quarter of 2003, which included the revenues from the acquisition of Propack Data, increased 8 percent over the first quarter of 2002. International shipments (which exclude the effect of foreign currency translation) increased 12 percent compared to last year’s first quarter, led by a 27 percent increase in Asia Pacific shipments. International shipments (excluding the effect of acquisitions) increased 7 percent over the first quarter of 2002.

Segment operating earnings of $86 million in the 2003 first quarter were $19 million higher than in the 2002 first quarter due to higher sales volume. Control Systems’ return on sales for the first quarter of 2003 was 10.9 percent compared to 9.3 percent for the first quarter of 2002 driven by an increase in sales volume in higher margin products.

Power Systems

Power Systems’ sales in the 2003 first quarter were $171 million compared to $178 million in the 2002 first quarter. Electrical sales decreased 3 percent versus the first quarter of 2002, while Mechanical sales decreased 5 percent. Segment operating earnings were $8 million in the 2003 first quarter compared to $11 million in the 2002 first quarter. The decrease resulted from lower sales volume. Power Systems’ return on sales for the first quarter of 2003 was 4.7 percent compared to 6.2 percent for the first quarter of 2002.

FirstPoint Contact

FirstPoint Contact’s sales were $26 million in the 2003 first quarter compared to $38 million in the 2002 first quarter. The decrease is primarily due to continued decreased customer capital spending for telecommunication products. Segment operating earnings were break even in the 2003 first quarter compared to $2 million in the 2002 first quarter. Reduced spending and savings from cost reduction actions partially offset the effect of the lower sales volume.

General Corporate-Net

General corporate expenses were $12 million in the first quarter of 2003 compared to $18 million in the first quarter of 2002. Expenses were lower as a result of lower corporate staff costs and an increase of approximately $2 million in the earnings from the Company’s investment in Rockwell Scientific Company LLC.

Income Taxes

The effective income tax rate for the first three months of 2003 was 30.0 percent compared to 26.6 percent for the same period in 2002. The increase in the effective tax rate is primarily due to higher projected 2003 pre-tax income and utilization in 2002 of foreign tax credit carryforwards. In the second quarter of 2003, the Company anticipates filing a federal research and experimentation credit refund claim for the years 1997 through 2001. Based on preliminary discussions with the Internal Revenue Service (IRS) in the first quarter of 2003, the maximum benefit of the claim is currently estimated to be $70 to $75 million. Certain aspects have been tentatively agreed to with the IRS as a result of the discussions; however, the ultimate claim amount will be subject to audit by the IRS. As the ultimate resolution of this claim is not currently known, no benefit has been recognized for financial reporting purposes.

ROCKWELL AUTOMATION, INC.

Accounting Change

Effective October 1, 2001, the Company adopted SFAS 142. This standard requires that companies no longer systematically amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies annually evaluate goodwill and indefinite life intangible assets for impairment. As a result of the transitional impairment test performed upon adoption, in 2002 the Company recorded charges of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit. The Company will perform its annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2003.

Business Outlook

The pace of the recovery in the global manufacturing sector continues to be uneven. While customer demand showed some improvement in the first quarter of 2003, it is not yet clear whether this is a sustainable trend. Barring any economic disruption, management believes that the Company’s markets will remain generally stable for the remainder of the fiscal year. In this environment, the Company expects to deliver earnings growth of at least 20 percent resulting in diluted earnings per share of $1.10. If business conditions improve modestly, then full year diluted earnings per share is expected to be approximately $1.20.

FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Three Months Ended
	December 31

	2002	2001

Cash provided by (used for):
Operating activities	$104	$87
Investing activities	(20)	(19)
Financing activities	(55)	(25)
Effect of exchange rate changes on cash	(11)	6

Increase in cash	$18	$49

The following table summarizes free cash flow for the Company. The Company’s definition of free cash flow, which is an internal performance measurement, may be different from definitions used by other companies.

Cash provided by operating activities	$104	$87
Capital expenditures	(15)	(19)

Free cash flow	$89	$68

Cash provided by operating activities was $104 million for the three months ended December 31, 2002 compared to $87 million in the same period in 2002. Free cash flow was $89 million for the three months ended December 31, 2002, an increase of $21 million from the same period in 2002. The increase in free cash flow was the result of increased earnings, along with a decrease in capital expenditures.

Cash used for investing activities was $20 million in the three months ended December 31, 2002, compared to $19 million in the three months ended December 31, 2001. The increase related to the purchase of computer numerical control (CNC) technology from Power Automation, GmbH, offset by lower capital expenditures in the 2003 first quarter compared to the 2002 first quarter. Capital expenditures in 2003 are expected to be $125 million to $150 million but management anticipates that they will be lower if business conditions deteriorate from current levels.

Cash used for financing activities was $55 million in the three months ended December 31, 2002, compared to $25 million for the same period in 2002. The Company repurchased approximately 1.4 million shares at a cost of $28 million in the first quarter of 2003, but did not repurchase shares in the same quarter of 2002. At December 31, 2002, the Company had approximately $75 million remaining on its current $250 million stock repurchase program.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (Continued)

Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the qualified pension plan trust. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, or a new issue of debt or other securities. In addition, the Company’s $150 million of 6.80% notes mature in April 2003. It is expected that the payment of the notes will be funded by existing cash or a combination of cash and commercial paper borrowings.

In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s debt-to-total-capital ratio was 36.6 percent at December 31, 2002 and September 30, 2002.

The Company elects to utilize commercial paper markets as its principal source of short-term financing. During and at the end of the quarter ended December 31, 2002, the Company had no borrowings outstanding under its commercial paper program.

As of December 31, 2002, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. Prior to October 2003, the Company expects to enter into a new credit facility similar to the credit facility expiring at that time in an amount deemed sufficient to support its operations. The terms of the credit facility contain a covenant under which the Company would be in default if the Company’s debt to capital ratio were to exceed 60 percent. Outstanding commercial paper balances reduce the amount of available borrowings under the unsecured committed credit facilities.

The Company’s current commercial paper credit ratings are as follows: Moody’s (P-2), Standard & Poor’s (A-1) and Fitch (F1). Should the Company’s access to the commercial paper market be adversely affected due to a change in market conditions or otherwise, the Company would expect to rely on a combination of available cash and the unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities could be higher than the cost of commercial paper borrowings.

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 54 and 55 in Note 19 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at December 31, 2002, there has been no material change to this information.

CAUTIONARY STATEMENT

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as “believes”, “estimates”, “expect(s)”, “anticipates”, “will”, “intends” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; competitive product and pricing pressures; future terrorist attacks; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 24 and 25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at December 31, 2002, there has been no material change to this information.

Item 4.	Controls and Procedures

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

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to the Company’s legal proceedings is contained on pages 6-8 in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at December 31, 2002, there has been no material change to this information.

Item 2.	Changes in Securities and Use of Proceeds

On October 1, 2002, the Company paid a portion of the annual retainer fees for fiscal 2003 for non-employee directors by issuing 530 shares of restricted stock to John D. Nichols (pro rata portion since he will retire from the Board of Directors on February 5, 2003) and issuing 1,588 shares of restricted stock to each of the following directors: Betty C. Alewine, J. Michael Cook, William H. Gray, III, William T. McCormick, Jr., Bruce M. Rockwell, Joseph F. Toot, Jr. and Kenneth F. Yontz. The issuances of these shares were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	*Exhibit 10.1	-	Copy of the Resolution of the Board of Directors of the Company adopted November 6, 2002, amending the Company’s 1995 Long-Term Incentives Plan.

	*Exhibit 10.2	-	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit A to the Proxy Statement for the Company’s 2003 Annual Meeting, is hereby incorporated by reference.

	Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2002.

	Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

	Exhibit 99.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 99.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K during the quarter ended December 31, 2002:

The Company filed a current report on Form 8-K dated December 4, 2002 with respect to director nominees and related shareowner proposals for the Company’s 2003 Annual Meeting of Shareowners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 6, 2003	By	/s/ M. A. Bless

M. A. Bless Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2003	By	/s/ W. J. Calise, Jr.

W. J. Calise, Jr. Senior Vice President, General Counsel and Secretary

Date:	February 6, 2003	By	/s/ D. M. Dorgan

D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

          I, Don H. Davis, Jr., Chairman of the Board and Chief Executive Officer of Rockwell Automation, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rockwell Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Don H. Davis, Jr. Don H. Davis, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

          I, Michael A. Bless, Senior Vice President and Chief Financial Officer of Rockwell Automation, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rockwell Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003

/s/ Michael A. Bless Michael A. Bless Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Copy of the Resolution of the Board of Directors of the Company adopted November 6, 2002, amending the Company’s 1995 Long-Term Incentives Plan.
10.2	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit A to the Proxy Statement for the Company’s 2003 Annual Meeting, is hereby incorporated by reference.
12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2002.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
99.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.