Form 10-Q
period 2003-03-31
ROCKWELL  AUTOMATION INC
filed 2003-04-30
CIK 1024478

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended Commission file number	March 31, 2003 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code	(414) 212-5299

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

185,328,442 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2003.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(IN MILLIONS)

	March 31,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$296	$289
Receivables	636	645
Inventories	555	557
Deferred income taxes	181	175
Other current assets	119	109

Total current assets	1,787	1,775
Property (net of accumulated depreciation:
March 31, 2003, $1,267; September 30, 2002, $1,193)	941	988
Goodwill	787	778
Other intangible assets	345	346
Other assets	149	137

TOTAL	$4,009	$4,024

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$152	$162
Accounts payable	305	325
Compensation and benefits	160	161
Income taxes payable	23	44
Other current liabilities	286	274

Total current liabilities	926	966
Long-term debt	770	767
Retirement benefits	405	381
Deferred income taxes	150	158
Other liabilities	125	143
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock (shares issued: 216.4)	216	216
Additional paid-in capital	995	987
Retained earnings	2,099	2,165
Accumulated other comprehensive loss	(175)	(194)
Common stock in treasury, at cost (shares held:
March 31, 2003, 31.1; September 30, 2002, 30.6)	(1,502)	(1,565)

Total shareowners’ equity	1,633	1,609

TOTAL	$4,009	$4,024

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales	$1,029	$958	$2,013	$1,897
Cost of sales	(693)	(659)	(1,356)	(1,306)

Gross profit	336	299	657	591
Selling, general and administrative expenses	(254)	(235)	(505)	(475)
Other (expense) income	(2)	7	3	11
Interest expense	(15)	(17)	(30)	(33)

Income from continuing operations before income taxes and cumulative effect of accounting change	65	54	125	94
Income tax (provision) benefit	(16)	4	(34)	(7)

Income from continuing operations before cumulative effect of accounting change	49	58	91	87
Income from discontinued operations	—	3	—	3
Cumulative effect of accounting change (Note 1)	—	—	—	(108)

Net income (loss)	$49	$61	$91	$(18)

Basic earnings (loss) per share:
Continuing operations before accounting change	$0.26	$0.31	$0.49	$0.47
Discontinued operations	—	0.02	—	0.02
Cumulative effect of accounting change	—	—	—	(0.59)

Net income (loss)	$0.26	$0.33	$0.49	$(0.10)

Diluted earnings (loss) per share:
Continuing operations before accounting change	$0.26	$0.31	$0.48	$0.46
Discontinued operations	—	0.02	—	0.02
Cumulative effect of accounting change	—	—	—	(0.58)

Net income (loss)	$0.26	$0.33	$0.48	$(0.10)

Cash dividends per share	$0.165	$0.165	$0.33	$0.33

Weighted average outstanding shares:
Basic	185.6	184.5	185.6	184.2

Diluted	190.4	188.9	189.9	187.8

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	March 31,

	2003	2002

CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Income from continuing operations before accounting change	$91	$87
Adjustments to arrive at cash provided by operating activities:
Depreciation	86	96
Amortization of intangible assets	11	11
Income tax benefit from the exercise of stock options	8	3
Loss on disposition of a business	8	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments:
Receivables	19	71
Inventories	1	9
Accounts payable	(7)	(31)
Compensation and benefits	(2)	(38)
Income taxes	(23)	21
Other assets and liabilities	9	(80)

CASH PROVIDED BY OPERATING ACTIVITIES	201	149

INVESTING ACTIVITIES:
Capital expenditures	(42)	(47)
Acquisitions of businesses, net of cash acquired	(25)	(55)
Other investing activities	(7)	—

CASH USED FOR INVESTING ACTIVITIES	(74)	(102)

FINANCING ACTIVITIES:
Net (decrease) increase in debt	(3)	90
Payment of debt issuance costs	(2)	—
Purchases of treasury stock	(66)	—
Cash dividends	(61)	(61)
Proceeds from the exercise of stock options	33	15

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(99)	44

Effect of exchange rate changes on cash	(21)	11

CASH PROVIDED BY CONTINUING OPERATIONS	7	102

CASH USED FOR DISCONTINUED OPERATIONS	—	(36)

INCREASE IN CASH AND CASH EQUIVALENTS	7	66
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	121

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$296	$187

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three- and six-month periods ended March 31, 2003 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Receivables

Receivables are stated net of allowances for doubtful accounts of $36 million at March 31, 2003 and $45 million at September 30, 2002. The change in the allowance balance primarily relates to the write-off of a $9 million receivable from an independent distributor which was fully reserved at September 30, 2002.

Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual items or items that are reported net of their related tax effects. The tax effect of significant unusual items are reflected in the period in which they occur.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a company to consolidate any variable interest entities for which that company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. The Company adopted the consolidation requirements of FIN 46 on February 1, 2003. The adoption had no effect on the Company’s financial position, results of operations or shareowners’ equity.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), which amends SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 148 provides alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation, and also requires disclosures in interim financial statements of the pro forma effect on net income and earnings per share as if the Company had accounted for its stock-based plans using the fair value method. See Note 8 for the expanded disclosures required under SFAS 148.

In November 2002, the Emerging Issues Task Force reached a consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 establishes criteria to determine whether an arrangement that contains multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. Management is currently evaluating the effect of adoption of EITF 00-21 on the Company's financial position, results of operations and shareowners' equity.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	RECENT ACCOUNTING PRONOUNCEMENTS – (CONTINUED)

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously adopted the disclosure requirements of FIN 45 (see Note 6 and Note 12). The Company adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003. The adoption had no effect on the Company’s financial position, results of operations or shareowners’ equity.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting associated with certain exit or disposal activities. Under SFAS 146, costs associated with certain exit or disposal activities shall be recognized and measured at their fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The Company adopted SFAS 146 on January 1, 2003. The adoption had no effect on the Company’s financial position, results of operations or shareowners’ equity.

3.	ACQUISITIONS OF BUSINESSES

In March 2003, the Company’s Control Systems segment acquired certain assets and assumed certain liabilities of Weidmüller Holding AG’s (Weidmüller) North American business. In addition, the Company entered into a master brand label agreement, a technology/design exchange and joint product development efforts with Weidmüller. The acquisition is expected to enhance the Company’s position in providing IEC (an international standard for electrical technologies) connection products which are used to connect factory automation systems to basic electrical switches.

In February 2003, the Company’s Control Systems segment acquired substantially all of the assets and assumed certain liabilities of Interwave Technology, Inc., a consulting integrator focusing on manufacturing solutions. The acquisition is expected to expand the Company’s Manufacturing Information Solutions capability and accelerate its ability to integrate real-time information between customers’ manufacturing plant floor and business systems.

The aggregate initial cash purchase price for these acquisitions was approximately $25 million. The Company will be required to make additional cash payments if certain future operating performance criteria are met by the acquired businesses.

Assets acquired and liabilities assumed have been recorded at estimated fair values on a preliminary basis, using information currently available. Amounts recorded for liabilities assumed in connection with the acquisitions were approximately $1 million. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill. The Company is currently in the process of finalizing the allocations of the purchase price to the acquired net assets, utilizing the assistance of independent valuation experts, and expects to complete the allocations by the end of the fiscal year.

The results of operations of the businesses acquired have been included in the Condensed Consolidated Statement of Operations since the respective dates of acquisition. Pro forma financial information is not presented as the effect of the acquisitions was not material to the Company’s results of operations or financial position.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	INVENTORIES

Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2003	2002

Finished goods	$213	$209
Work in process	142	142
Raw materials, parts, and supplies	200	206

Inventories	$555	$557

Inventories are reported net of the allowance for excess and obsolete inventory of $55 million at March 31, 2003 and $53 million at September 30, 2002.

5.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

	March 31,	September 30,
	2003	2002

Short-term bank borrowings	$—	$10
Current portion of long-term debt	152	152

Short-term debt	$152	$162

Included in the current portion of long-term debt is $150 million of 6.80% notes which were retired in April 2003.

6.	PRODUCT WARRANTY OBLIGATIONS

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

Changes in the product warranty obligations for the six-month periods ended March 31, 2003 and 2002 are as follows (in millions):

	Six Months Ended
	March 31,

	2003	2002

Balance at beginning of period	$31	$35
New warranties	14	14
Adjustments to pre-existing warranties	(1)	(1)
Payments	(13)	(15)

Balance at end of period	$31	$33

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	LONG-TERM DEBT

Long-term debt consisted of the following (in millions):

	March 31,	September 30,
	2003	2002

6.80% notes, payable in 2003	$150	$150
6.15% notes, payable in 2008	359	356
6.70% debentures, payable in 2028	250	250
5.20% debentures, payable in 2098	200	200
Other borrowings	10	11
Unamortized discount	(47)	(48)

Total	922	919
Less current portion	152	152

Long-term debt	$770	$767

In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.80 percent at March 31, 2003 and 4.21 percent at September 30, 2002. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was approximately $9 million at March 31, 2003 and $6 million at September 30, 2002. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets in the Condensed Consolidated Balance Sheet and the carrying value of the underlying debt was adjusted by an equal amount in accordance with SFAS 133.

8.	STOCK OPTIONS

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates, therefore no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS 123 had been applied for all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss), as reported	$49	$61	$91	$(18)
Pro forma compensation expense, net of tax	(1)	(1)	(3)	(3)

Pro forma net income (loss)	$48	$60	$88	$(21)

Earnings (loss) per share:
Basic – as reported	$0.26	$0.33	$0.49	$(0.10)

Basic – pro forma	$0.26	$0.33	$0.47	$(0.11)

Diluted – as reported	$0.26	$0.33	$0.48	$(0.10)

Diluted – pro forma	$0.25	$0.32	$0.46	$(0.11)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Comprehensive income (loss)	$55	$50	$110	$(28)

Comprehensive income (loss) consists primarily of net income (loss) and currency translation adjustments.

10.	RELATED PARTY TRANSACTIONS

The Company owns 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. The Company’s investment in RSC of $52 million at March 31, 2003 and $50 million at September 30, 2002 is included in other assets in the Condensed Consolidated Balance Sheet.

The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay RSC a minimum of $3 million for such services in 2003 and $4 million for such services in 2004. The Company incurred approximately $0.8 million in the three-month period ended March 31, 2003 and $1.3 million in the six-month period ended March 31, 2003 and $0.9 million in the three-month period ended March 31, 2002 and $1.7 million in the six-month period ended March 31, 2002 for research and development services performed by RSC. At March 31, 2003 and September 30, 2002, the amount due to RSC for research and development services was not significant.

The Company shares equally with Rockwell Collins, Inc., which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At March 31, 2003 and September 30, 2002, there were no outstanding borrowings on the line of credit.

The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. The Company paid CoLinx approximately $3.7 million in the three-month period ended March 31, 2003 and $7.3 million in the six-month period ended March 31, 2003 and $4.6 million in the three-month period ended March 31, 2002 and $8.1 million in the six-month period ended March 31, 2002 primarily for logistics services. In addition, CoLinx paid the Company approximately $0.6 million in the three-month period ended March 31, 2003 and $1.3 million in the six-month period ended March 31, 2003 and $0.6 million in the three-month period ended March 31, 2002 and $1.4 million in the six-month period ended March 31, 2002 for the use of facilities owned by the Company and other services. The amounts due to or from CoLinx at March 31, 2003 and September 30, 2002 were not significant.

11.	INCOME TAXES

On March 31, 2003, the Company filed a research and experimentation credit refund claim (Claim) for the years 1997 through 2001. On April 29, 2003, the Company reached an agreement with the Internal Revenue Service with respect to the Claim for $65 million plus interest. In addition, the Company expects to realize related state tax benefits. The Claim will be offset by a reduction of federal foreign tax credits utilized in the periods covered by the Claim. The Company is in the process of quantifying the amount of federal interest, state tax benefits and the offset related to federal foreign tax credits. The Company expects to recognize in earnings in the third quarter of 2003 a net tax benefit of a minimum of $65 million associated with the Claim. The Claim is subject to the approval of the Joint Committee on Taxation of the United States Congress and the state tax benefits are subject to approval by the various state tax authorities. The majority of the cash proceeds from the Claim are expected to be received upon the conclusion of the current federal audit cycle, which is expected to be in 2005.

In the second quarter of 2003, a tax benefit of approximately $2 million was recognized as a result of the Company’s ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize the capital loss carryforwards was the result of the sale of a majority of the Company’s ownership interest in Reliance Electric Limited Japan (REJ) which took place in the second quarter of 2003 (see Note 13).

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has from time to time divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company or pursuant to indemnifications or guarantees provided by the Company in connection with the respective transactions. The estimated maximum potential amount of future payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters. In most cases, the Company is indemnified for third party claims. Management believes that judgments, if any, against the Company related to such matters would not have a material effect on the Company’s business or financial condition.

The Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company will receive $250,000 per quarter from Conexant through December 31, 2003. Conexant is contractually obligated to take efforts necessary to release the Company from the guarantee by December 31, 2003. In addition, the Company and Rockwell Collins, Inc. each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $7 million. The lease agreement has a term which ends in 2011. Management believes that claims pursuant to these guarantees, if any, would not have a material effect on the Company’s business or financial condition.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	SEGMENT INFORMATION

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales
Control Systems	$837	$755	$1,630	$1,484
Power Systems	179	182	355	364
FirstPoint Contact	24	33	50	72
Intersegment sales	(11)	(12)	(22)	(23)

Total	$1,029	$958	$2,013	$1,897

Segment Operating Earnings
Control Systems	$93	$81	$179	$148
Power Systems	16	12	24	23
FirstPoint Contact	—	1	—	3

Total	109	94	203	174
Purchase accounting amortization	(7)	(7)	(14)	(13)
General corporate – net	(14)	(16)	(26)	(34)
Loss on disposition of a business	(8)	—	(8)	—
Interest expense	(15)	(17)	(30)	(33)
Income tax (provision) benefit	(16)	4	(34)	(7)

Income from continuing operations before cumulative effect of accounting change	$49	$58	$91	$87

The $8 million loss on disposition of a business relates to the sale of a majority of the Company’s ownership interest in REJ. Included in other investing activities in the Condensed Consolidated Statement of Cash Flows are the cash proceeds of approximately $2 million received during the second quarter of 2003 related to this disposition. Also, the Company received a note for approximately $8 million which is due in the fourth quarter of 2003.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2002, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and, in our report dated November 6, 2002, we expressed an unqualified opinion on those consolidated financial statements (such report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
April 30, 2003

ROCKWELL AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 14-16 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at March 31, 2003, there has been no material change to this information.

RESULTS OF OPERATIONS

The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales
Control Systems	$830	$749	$1,617	$1,472
Power Systems	175	176	346	354
FirstPoint Contact	24	33	50	71

Total	$1,029	$958	$2,013	$1,897

Segment Operating Earnings
Control Systems	$93	$81	$179	$148
Power Systems	16	12	24	23
FirstPoint Contact	—	1	—	3

Total	$109	$94	$203	$174

Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to recent weak business conditions, especially in the manufacturing economy, manufacturers have been operating at historically low levels of plant capacity utilization. This condition results in the tendency to defer significant amounts of capital investment until the environment improves. The table below depicts the trend since September 2001 in capacity utilization in the United States, as published by the Federal Reserve, and in manufacturing activity in the United States, as reflected in the purchasing managers’ index (PMI), published by the Institute for Supply Management (ISM). According to the ISM, a PMI measure above 50 percent indicates that the manufacturing economy is generally expanding while a measure below 50 percent indicates that it is generally contracting.

	September	September	December	January	February	March
	2001	2002	2002	2003	2003	2003

Capacity Utilization (percent)	76.0	76.0	74.9	75.4	75.3	74.8
PMI	47.2	50.7	55.2	53.9	50.5	46.2

In this mixed environment, the Company’s business has been generally stable since the beginning of 2003.

ROCKWELL AUTOMATION, INC.

2003 Second Quarter Compared to 2002 Second Quarter

Sales were $1,029 million in the second quarter of 2003 compared to $958 million in the second quarter of 2002. Net income for the second quarter of 2003 was $49 million, or 26 cents per diluted share, compared to $61 million, or 33 cents per diluted share, for the second quarter of 2002. Included in the second quarter of 2003 was a charge of $8 million ($3 million after tax, or 1 cent per diluted share) related to the sale of a majority of the Company’s ownership interest in Reliance Electric Limited Japan (REJ). Last year’s second quarter net income included a tax benefit of $18 million, or 10 cents per diluted share, and a net benefit of $3 million, or 2 cents per diluted share, related to discontinued operations.

Control Systems

Control Systems’ sales in the second quarter of 2003 were $830 million, an increase of 11 percent compared to sales of $749 million in the second quarter of 2002. Approximately 4 percent of the sales growth was due to the favorable impact of currency translation, primarily resulting from the relative strength of the euro to the U.S. dollar. From a regional perspective, sales outside of the U.S. increased 22 percent (12 percent excluding currency translation). U.S. sales increased 4 percent, primarily driven by market share gains. The Logix™ and Process Solutions businesses each increased approximately 40 percent from last year’s second quarter and the Global Manufacturing Solutions business grew 12 percent compared to 2002.

Segment operating earnings of $93 million in the 2003 second quarter were $12 million higher than in the 2002 second quarter due to higher sales volume, particularly in the Logix™ business. Control Systems’ return on sales for the second quarter of 2003 was 11.2 percent compared to 10.8 percent for the second quarter of 2002.

Power Systems

Power Systems’ sales in the 2003 second quarter were $175 million compared to $176 million in the 2002 second quarter. An increase in sales in the Mechanical business of 6 percent over the second quarter of 2002 was offset by a corresponding decrease in sales in the Electrical business. Segment operating earnings were $16 million in the 2003 second quarter compared to $12 million in the 2002 second quarter. The increase resulted from continued cost reduction efforts and favorable product mix. Power Systems’ return on sales for the second quarter of 2003 was 9.1 percent compared to 6.8 percent for the second quarter of 2002.

FirstPoint Contact

FirstPoint Contact’s sales were $24 million in the 2003 second quarter compared to $33 million in the 2002 second quarter. The decrease was primarily due to continued excess capacity in the telecommunication equipment industry and weak capital spending for such products. Segment operating earnings were break even in the 2003 second quarter compared to $1 million in the 2002 second quarter. Reduced spending and savings from cost reduction actions substantially offset the effect of the lower sales volume.

General Corporate-Net

General corporate expenses were $14 million in the second quarter of 2003 compared to $16 million in the second quarter of 2002. The decrease was driven primarily by lower corporate staff costs.

Loss on Disposition of a Business

In the second quarter of 2003, the Company sold a majority of its ownership interest in REJ resulting in a loss of approximately $8 million ($3 million after tax, or 1 cent per diluted share). The after-tax loss on the sale includes a $2 million benefit resulting from the Company’s ability to utilize capital loss carryforwards for which a valuation allowance had been previously provided. The proceeds from the transaction totaled approximately $10 million, including cash of approximately $2 million received in the second quarter and a note for approximately $8 million which is due in the fourth quarter of 2003.

ROCKWELL AUTOMATION, INC.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Sales in the first six months of 2003 were $2,013 million compared to $1,897 million in the first six months of 2002. Net income in the first six months of 2003 was $91 million, or 48 cents per diluted share, compared to a net loss of $18 million, or 10 cents per diluted share, for the first six months of 2002. The first six months of 2002 included a charge of $129 million ($108 million after tax, or 58 cents per diluted share) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Control Systems

Control Systems’ sales in the first six months of 2003 were $1,617 million, an increase of 10 percent compared to sales of $1,472 million in the first six months of 2002. Approximately 2 percent of the sales growth was due to the favorable impact of currency translation, primarily resulting from the relative strength of the euro to the U.S. dollar. From a regional perspective, sales outside of the U.S. increased 17 percent (12 percent excluding currency translation) and U.S. sales increased 5 percent. The Company’s Logix™ business grew approximately 40 percent compared to the first six months of 2002. In addition, the Process Solutions business, including Propack Data GmbH which was acquired in March 2002, grew approximately 40 percent over the first six months of 2002.

Segment operating earnings were $179 million compared to $148 million in the first six months of 2002. The increase was due primarily to higher volume. Control Systems’ return on sales for the first six months of 2003 was 11.1 percent compared to 10.1 percent in the first six months of 2002.

Power Systems

Power Systems’ sales in the first six months of 2003 were $346 million compared to $354 million in the first six months of 2002. Sales in the Electrical business decreased 5 percent which was partially offset by a slight increase in sales in the Mechanical business. Segment operating earnings in the first six months of 2003 were $24 million compared to $23 million in the same period a year ago. Segment operating earnings remained stable despite the decrease in sales due to savings from cost reduction efforts. Power Systems’ return on sales for the first six months of 2003 was 6.9 percent compared to 6.5 percent in the first six months of 2002.

FirstPoint Contact

FirstPoint Contact’s sales in the first six months of 2003 were $50 million compared to $71 million in the first six months of 2002. The decrease was primarily due to continued decreased customer capital spending for telecommunication products. Segment operating earnings in the first six months of 2003 were break even compared to $3 million in the first six months of 2002.

General Corporate-Net

General corporate expenses were $26 million in the first six months of 2003 compared to $34 million in the first six months of 2002. Expenses were lower as a result of lower corporate staff costs and an increase of approximately $2 million in earnings from the Company’s investment in Rockwell Scientific Company LLC.

Interest Expense

Interest expense was $30 million in the first six months of 2003 compared to $33 million in the first six months of 2002. The decrease was due to lower commercial paper borrowings and the benefit of an interest rate swap (see Note 7 in the Notes to Condensed Consolidated Financial Statements).

ROCKWELL AUTOMATION, INC.

Income Taxes

The effective income tax rate for the first six months of 2003 was 27.3 percent compared to 7.4 percent for the same period in 2002. The effective tax rate in 2003 was lower than the estimated annual rate of 30 percent as a result of the effect of the sale of a majority of the Company’s ownership interest in REJ. The effective tax rate in 2002 was reduced by an $18 million benefit from the resolution of tax matters which had the effect of decreasing the rate from 26.6 percent to 7.4 percent. The estimated annual rate of 30 percent for 2003 is higher than the comparable rate in 2002 primarily as a result of higher projected 2003 pre-tax income and utilization in 2002 of foreign tax credit carryforwards.

On March 31, 2003, the Company filed a research and experimentation credit refund claim (Claim) for the years 1997 through 2001. On April 29, 2003, the Company reached an agreement with the Internal Revenue Service with respect to the Claim for $65 million plus interest. In addition, the Company expects to realize related state tax benefits. The Claim will be offset by a reduction of federal foreign tax credits utilized in the periods covered by the Claim. The Company is in the process of quantifying the amount of federal interest, state tax benefits and the offset related to federal foreign tax credits. The Company expects to recognize in earnings in the third quarter of 2003 a net tax benefit of a minimum of $65 million associated with the Claim. The Claim is subject to the approval of the Joint Committee on Taxation of the United States Congress and the state tax benefits are subject to approval by the various state tax authorities. The majority of the cash proceeds from the Claim are expected to be received upon the conclusion of the current federal audit cycle, which is expected to be in 2005.

Accounting Change

Effective October 1, 2001, the Company adopted SFAS 142. This standard requires that companies no longer systematically amortize goodwill and indefinite life intangible assets, such as trademarks. This standard also requires that companies annually evaluate goodwill and indefinite life intangible assets for impairment. As a result of the transitional impairment test performed upon adoption, in 2002 the Company recorded charges of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit. The Company performed its annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2003 and concluded that no impairments existed.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Business Outlook

Market indicators of the global manufacturing economy continue to be mixed. The Company’s markets have remained generally stable for the past two quarters and this trend is anticipated to continue for the balance of the fiscal year. In this environment, management remains confident in the ability to deliver full year diluted earnings per share of approximately $1.10.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Six Months Ended
	March 31,

	2003	2002

Cash provided by (used for):
Operating activities	$201	$149
Investing activities	(74)	(102)
Financing activities	(99)	44
Effect of exchange rate changes on cash	(21)	11

Cash provided by continuing operations	$7	$102

The following table summarizes free cash flow for the Company (in millions):

Cash provided by operating activities	$201	$149
Capital expenditures	(42)	(47)

Free cash flow	$159	$102

The Company’s definition of free cash flow takes into consideration capital investment required to maintain the operations of the Company and execute its strategy. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for acquisitions and other investments, debt service, dividends and share repurchases. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company and compensate its employees. The Company’s definition of free cash flow may be different from definitions used by other companies.

Free cash flow was $159 million for the six months ended March 31, 2003, an increase of $57 million from the same period in 2002. The increase in free cash flow was the result of increased earnings, working capital reductions and slightly lower capital expenditures. Capital expenditures in 2003 are expected to be $125 million to $150 million but management anticipates that they will be lower if business conditions deteriorate from current levels.

The Company acquired Weidmüller Holding AG’s North American business and Interwave Technology, Inc. during the first six months of 2003 for approximately $25 million (see Note 3 in the Notes to Condensed Consolidated Financial Statements for a discussion of the businesses). During the same period in 2002, the Company acquired two businesses for approximately $55 million.

The Company elects to utilize commercial paper markets as its principal source of short-term financing. During the six-month period ended March 31, 2003, the Company had no borrowings outstanding under its commercial paper program. At March 31, 2002, the Company had outstanding commercial paper borrowings of $90 million. The weighted average interest rate on those borrowings was 2.0 percent. During the six months ended March 31, 2002, the Company had average borrowings of $65 million under its commercial paper program.

The Company repurchased approximately 3.0 million shares at a cost of $65 million in the first six months of 2003 under its current $250 million stock repurchase program. At March 31, 2003, the Company had approximately $39 million remaining under the existing $250 million stock repurchase program. On April 25, 2003, the Board of Directors of the Company authorized the periodic purchase of up to an additional $200 million in shares of common stock under the existing share repurchase program. In addition, the Company repurchased approximately 0.1 million shares at a cost of approximately $1 million under a voluntary program that provided shareowners owning fewer than 100 shares of Rockwell Automation common stock the opportunity to sell all of their shares of common stock to the Company without paying a commission. The Company did not repurchase shares in 2002.

Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the qualified pension plan trust. On April 25, 2003, the Board of Directors of the Company authorized a voluntary contribution to the Company’s United States qualified pension plan trust of up to $50 million by June 15, 2003. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, or a new issue of debt or other securities. In April 2003, the Company’s $150 million of 6.80% notes were retired using a combination of cash on hand and commercial paper borrowings.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (Continued)

In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s debt-to-total-capital ratio was 36.1 percent at March 31, 2003 and 36.6 percent at September 30, 2002.

As of March 31, 2003, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. Outstanding commercial paper balances reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facility contain a covenant under which the Company would be in default if the Company’s debt to capital ratio were to exceed 60 percent. Prior to October 2003, the Company expects to enter into a new credit facility similar to the credit facility expiring at that time in an amount deemed sufficient to support its operations.

The following is a summary of the Company’s credit ratings as of March 31, 2003:

	Short-Term		Long-Term

Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Stable*	A	Stable*
Moody’s	P-2	Stable	A3	Negative
Fitch Ratings	F1	Stable	A	Stable

     *Subsequent to March 31, 2003, the outlook was changed to “Negative”.

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

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 54 and 55 in Note 19 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at March 31, 2003, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

SUPPLEMENTAL SALES INFORMATION

The following is a reconciliation for the Control Systems segment of reported sales to sales excluding currency translation (which is a non-GAAP measure) for the three and six months ended March 31, 2003:

	Three Months Ended March 31, 2003			Six Months Ended March 31, 2003

			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation

US	$480	$—	$480	$947	$—	$947
Canada	67	(4)	63	122	(3)	119
Latin America	28	12	40	62	27	89
Europe	175	(30)	145	323	(44)	279
Asia-Pacific	80	(6)	74	163	(9)	154
Currency Translation	—	28	28	—	29	29

Total Control Systems Sales	$830	$—	$830	$1,617	$—	$1,617

Management believes sales excluding currency translation provides useful information to investors since it reflects regional performance from the Company’s core operational activities without the effect of changes in currency rates, which is outside the control of management. Management uses sales excluding translation to monitor and evaluate Control Systems’ regional core operational activities.

CAUTIONARY STATEMENT

This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as “believes”, “estimates”, “expect(s)”, “anticipates”, “will”, “intends” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; competitive product and pricing pressures; future terrorist attacks; epidemics; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 24 and 25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at March 31, 2003, there has been no material change to this information.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to the Company’s legal proceedings is contained on pages 6-8 in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at March 31, 2003, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 5, 2003.

(b)	At the annual meeting, the shareowners:

(i)	voted to elect four directors of the Company. Each nominee for director was elected to a term expiring in 2006 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld

Betty C. Alewine	155,929,491	10,311,901
J. Michael Cook	155,766,043	10,475,349
Verne G. Istock	162,906,525	3,334,867
David B. Speer	162,936,982	3,304,410

(ii)	voted on a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	152,320,805
Negative votes	11,479,021
Abstentions	2,441,562

(iii)	voted on a proposal to approve the 2003 Directors Stock Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	142,119,803
Negative votes	21,502,464
Abstentions	2,619,114

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

*Exhibit 10.1	-	Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan for restricted stock granted on February 5, 2003.

*Exhibit 10.2	-	Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan for restricted stock granted on February 5, 2003.

*Exhibit 10.3	-	Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan for options granted on February 5, 2003.

*Exhibit 10.4	-	Copy of resolution of the Board of Directors of the Company adopted on December 4, 2002, amending the Company’s 1995 Directors Stock Plan.

*Exhibit 10.5	-	Copy of resolution of the Compensation and Management Development Committee of the Board of Directors of the Company adopted February 5, 2003 regarding the Corporate Office vacation plan.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2003.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 99.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K during the quarter ended March 31, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	April 30, 2003	By	/s/ M. A. Bless

M. A. Bless Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 30, 2003	By	/s/ W. J. Calise, Jr.

W. J. Calise, Jr. Senior Vice President, General Counsel and Secretary

Date:	April 30, 2003	By	/s/ D. M. Dorgan

D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

          I, Don H. Davis, Jr., Chairman of the Board and Chief Executive Officer of Rockwell Automation, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rockwell Automation, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: April 30, 2003

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

Date: April 30, 2003

/s/ Michael A. Bless

Michael A. Bless Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

*10.1	Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan for restricted stock granted on February 5, 2003.
*10.2	Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan for restricted stock granted on February 5, 2003.
*10.3	Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan for options granted on February 5, 2003.
*10.4	Copy of resolution of the Board of Directors of the Company adopted on December 4, 2002, amending the Company’s 1995 Directors Stock Plan.
*10.5	Copy of resolution of the Compensation and Management Development Committee of the Board of Directors of the Company adopted February 5, 2003 regarding the Corporate Office vacation plan.
12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2003.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
99.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.