Form 10-Q
period 2003-06-30
ROCKWELL  AUTOMATION INC
filed 2003-08-05
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended Commission file number	June 30, 2003 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code	(414) 212-5299

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

184,800,903 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2003.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)
(IN MILLIONS)

	June 30,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$126	$289
Receivables	661	645
Inventories	569	557
Deferred income taxes	186	175
Other current assets	133	109

Total current assets	1,675	1,775
Property (net of accumulated depreciation:
June 30, 2003, $1,288; September 30, 2002, $1,193)	932	988
Goodwill	798	778
Other intangible assets	345	346
Other assets	193	137

TOTAL	$3,943	$4,024

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$2	$162
Accounts payable	316	325
Compensation and benefits	157	161
Income taxes payable	31	44
Other current liabilities	345	274

Total current liabilities	851	966
Long-term debt	777	767
Retirement benefits	370	381
Deferred income taxes	127	158
Other liabilities	118	143
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 216.4)	216	216
Additional paid-in capital	998	987
Retained earnings	2,141	2,165
Accumulated other comprehensive loss	(159)	(194)
Common stock in treasury, at cost (shares held:
June 30, 2003, 31.6; September 30, 2002, 30.6)	(1,496)	(1,565)

Total shareowners’ equity	1,700	1,609

TOTAL	$3,943	$4,024

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales	$1,033	$995	$3,046	$2,892
Cost of sales	(689)	(670)	(2,045)	(1,976)

Gross profit	344	325	1,001	916
Selling, general and administrative expenses	(253)	(244)	(758)	(719)
Other income (expense)	4	11	7	22
Interest expense	(11)	(17)	(41)	(50)

Income from continuing operations before income taxes and cumulative effect of accounting change	84	75	209	169
Income tax benefit	44	15	10	8

Income from continuing operations before cumulative effect of accounting change	128	90	219	177
Income from discontinued operations	—	—	—	3
Cumulative effect of accounting change (Note 1)	—	—	—	(108)

Net income	$128	$90	$219	$72

Basic earnings per share:
Continuing operations before accounting change	$0.69	$0.48	$1.18	$0.96
Discontinued operations	—	—	—	0.02
Cumulative effect of accounting change	—	—	—	(0.59)

Net income	$0.69	$0.48	$1.18	$0.39

Diluted earnings per share:
Continuing operations before accounting change	$0.67	$0.47	$1.15	$0.94
Discontinued operations	—	—	—	0.02
Cumulative effect of accounting change	—	—	—	(0.58)

Net income	$0.67	$0.47	$1.15	$0.38

Cash dividends per share (Note 1)	$0.33	$0.33	$0.66	$0.66

Weighted average outstanding shares:
Basic	185.0	185.5	185.4	184.6

Diluted	189.8	190.4	189.9	188.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	June 30,

	2003	2002

CONTINUING OPERATIONS:
OPERATING ACTIVITIES:
Income from continuing operations before accounting change	$219	$177
Adjustments to arrive at cash provided by operating activities:
Depreciation	129	138
Amortization of intangible assets	18	16
Pension trust contributions	(56)	(30)
Income tax benefit from the exercise of stock options	11	6
Loss on disposition of a business	8	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures and foreign currency adjustments:
Receivables	15	66
Inventories	(3)	23
Accounts payable	(3)	(24)
Compensation and benefits	(7)	(43)
Income taxes	(17)	(50)
Other assets and liabilities	(36)	16

CASH PROVIDED BY OPERATING ACTIVITIES	278	295

INVESTING ACTIVITIES:
Capital expenditures	(71)	(71)
Acquisitions of businesses, net of cash acquired	(26)	(68)
Other investing activities	(6)	—

CASH USED FOR INVESTING ACTIVITIES	(103)	(139)

FINANCING ACTIVITIES:
Net (decrease) increase in debt	(153)	45
Cash dividends	(92)	(92)
Purchases of treasury stock	(95)	—
Proceeds from the exercise of stock options	43	24
Other financing activities	(2)	—

CASH USED FOR FINANCING ACTIVITIES	(299)	(23)

Effect of exchange rate changes on cash	(39)	(4)

CASH (USED FOR) PROVIDED BY CONTINUING OPERATIONS	(163)	129

CASH USED FOR DISCONTINUED OPERATIONS	—	(36)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(163)	93
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289	121

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126	$214

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three- and nine-month periods ended June 30, 2003 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Receivables

Receivables are stated net of allowances for doubtful accounts of $33 million at June 30, 2003 and $45 million at September 30, 2002. The change in the allowance balance primarily relates to the write-off of a $9 million receivable from an independent distributor which was fully reserved at September 30, 2002.

Dividends

During the 2003 third quarter, the Company declared a dividend of $0.165 per share payable June 2, 2003 to shareowners of record on May 12, 2003 and also declared a fourth quarter 2003 dividend of $0.165 per share payable September 2, 2003 to shareowners of record on August 11, 2003. During the 2002 third quarter, the Company declared a dividend of $0.165 per share payable June 3, 2002 and also declared a fourth quarter 2002 dividend of $0.165 per share payable September 3, 2002.

Stock Options

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates, therefore no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation had been applied for all outstanding and unvested awards in each period:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$128	$90	$219	$72
Pro forma compensation expense, net of tax	(1)	(1)	(4)	(4)

Pro forma net income	$127	$89	$215	$68

Earnings per share:
Basic – as reported	$0.69	$0.48	$1.18	$0.39

Basic – pro forma	$0.69	$0.48	$1.16	$0.37

Diluted – as reported	$0.67	$0.47	$1.15	$0.38

Diluted – pro forma	$0.67	$0.46	$1.13	$0.36

Income Taxes

At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual items or items that are reported net of their related tax effects. The tax effect of significant unusual items is reflected in the period in which they occur.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES – (CONTINUED)

Accounting Change

Effective October 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of the transitional impairment test performed upon adoption in 2002, the Company recorded charges of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit. These charges have been recorded as the cumulative effect of accounting change of $129 million ($108 million after tax, or 58 cents per diluted share) as of October 1, 2001 in the accompanying Condensed Consolidated Statement of Operations. The Company performed its annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2003 and concluded that no impairments existed, other than as a result of the sale of a majority of the Company's ownership interest in Reliance Electric Limited Japan (REJ) (See Note 12).

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires a company to consolidate any variable interest entities for which the company has a controlling financial interest. FIN 46 also requires disclosures about the variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. The Company adopted the consolidation requirements of FIN 46 on February 1, 2003. The adoption had no effect on the Company’s financial position, results of operations or shareowners’ equity.

In November 2002, the Emerging Issues Task Force reached a consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 establishes criteria to determine whether an arrangement that contains multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units. EITF 00-21 will be effective for arrangements entered into after June 30, 2003. The adoption is not expected to have an effect on the Company’s financial position, results of operations or shareowners’ equity.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN 45 in 2003. The adoption had no effect on the Company’s financial position, results of operations or shareowners’ equity.

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

In March 2003, the Company’s Control Systems segment acquired certain assets and assumed certain liabilities of Weidmüller Holding AG’s (Weidmüller) North American business. In addition, the Company entered into a master brand label agreement, a technology/design exchange and joint product development efforts with Weidmüller. The acquisition enhances the Company’s position in providing IEC (an international standard for electrical technologies) connection products which are used to connect factory automation systems to basic electrical switches.

In February 2003, the Company’s Control Systems segment acquired substantially all of the assets and assumed certain liabilities of Interwave Technology, Inc., a consulting integrator focusing on manufacturing solutions. The acquisition expands the Company’s Manufacturing Information Solutions capability and accelerates its ability to integrate real-time information between customers’ manufacturing plant floor and business systems.

The aggregate initial cash purchase price for these acquisitions was approximately $26 million. The Company will be required to make additional cash payments if certain future operating performance criteria are met by the acquired businesses.

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

4.	INVENTORIES

Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2003	2002

Finished goods	$230	$209
Work in process	146	142
Raw materials, parts, and supplies	193	206

Inventories	$569	$557

Inventories are reported net of the allowance for excess and obsolete inventory of $57 million at June 30, 2003 and $53 million at September 30, 2002.

5.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

	June 30,	September 30,
	2003	2002

Short-term bank borrowings	$—	$10
Current portion of long-term debt and other debt	2	152

Short-term debt	$2	$162

Included in the current portion of long-term debt at September 30, 2002 is $150 million principal amount of 6.80% notes which were retired at maturity in April 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Changes in the product warranty obligations for the nine-month periods ended June 30, 2003 and 2002 are as follows (in millions):

	Nine Months Ended
	June 30,

	2003	2002

Balance at beginning of period	$31	$34
Warranties recorded at time of sale	21	21
Adjustments to pre-existing warranties	—	—
Payments	(21)	(23)

Balance at end of period	$31	$32

7.	LONG-TERM DEBT

Long-term debt consisted of the following (in millions):

	June 30,	September 30,
	2003	2002

6.80% notes, payable in 2003	$—	$150
6.15% notes, payable in 2008	367	356
6.70% debentures, payable in 2028	250	250
5.20% debentures, payable in 2098	200	200
Other borrowings	9	11
Unamortized discount	(47)	(48)

Total	779	919
Less current portion	2	152

Long-term debt	$777	$767

In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.80 percent at June 30, 2003 and 4.21 percent at September 30, 2002. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was approximately $17 million at June 30, 2003 and $6 million at September 30, 2002. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets in the Condensed Consolidated Balance Sheet and the carrying value of the underlying debt was increased to $367 million at June 30, 2003 and $356 million at September 30, 2002 in accordance with SFAS 133.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Comprehensive income	$144	$96	$254	$68

Comprehensive income consists primarily of net income and currency translation adjustments.

9.	RELATED PARTY TRANSACTIONS

The Company owns 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. The Company’s investment in RSC of $53 million at June 30, 2003 and $50 million at September 30, 2002 is included in other assets in the Condensed Consolidated Balance Sheet.

The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay RSC a minimum of $3 million for such services in 2003 and $4 million for such services in 2004. The Company incurred approximately $0.8 million in the three-month period ended June 30, 2003 and $2.1 million in the nine-month period ended June 30, 2003 and $0.6 million in the three-month period ended June 30, 2002 and $2.3 million in the nine-month period ended June 30, 2002 for research and development services performed by RSC. At June 30, 2003 and September 30, 2002, the amount due to RSC for research and development services was not significant.

The Company shares equally with Rockwell Collins, Inc., which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At June 30, 2003 and September 30, 2002, there were no outstanding borrowings on the line of credit. In addition, the Company and Rockwell Collins, Inc. each guarantees one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $6 million. The lease agreement has a term which ends in 2011.

The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. The Company paid CoLinx approximately $4.1 million in the three-month period ended June 30, 2003 and $11.4 million in the nine-month period ended June 30, 2003 and $3.6 million in the three-month period ended June 30, 2002 and $11.7 million in the nine-month period ended June 30, 2002 primarily for logistics services. In addition, CoLinx paid the Company approximately $0.6 million in the three-month period ended June 30, 2003 and $1.9 million in the nine-month period ended June 30, 2003 and $0.7 million in the three-month period ended June 30, 2002 and $2.1 million in the nine-month period ended June 30, 2002 for the use of facilities owned by the Company and other services. The amounts due to or from CoLinx at June 30, 2003 and September 30, 2002 were not significant.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	INCOME TAXES

The Company recognized in earnings in the third quarter of 2003 a net tax benefit of $69 million related to a federal research and experimentation credit refund claim (Claim) for the years 1997 through 2001. The federal portion of the Claim is subject to the approval of the Joint Committee on Taxation of the United States Congress and the related state tax benefits are subject to approval by the various state tax authorities. The majority of the proceeds from the Claim are expected to be received, or netted against any liability arising from the audit, upon the conclusion of the current federal audit cycle which is expected in 2005. The future annual income tax benefit related to research and experimentation expenditures is not expected to be significant.

In the second quarter of 2003, a tax benefit of approximately $2 million was recognized as a result of the Company’s ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize the capital loss carryforwards was the result of the sale of a majority of the Company’s ownership interest in REJ which took place in the second quarter of 2003 (see Note 12).

The Company recorded a tax benefit of $30 million (16 cents per diluted share) in the third quarter of 2002 and $18 million (10 cents per diluted share) in the second quarter of 2002 from the resolution of certain tax matters for the period 1995-1999. In addition, the Company reduced its fiscal 2002 effective tax rate from 26.6 percent to 24.0 percent resulting in a tax benefit of $4 million (2 cents per diluted share) in the third quarter of 2002.

11.	COMMITMENTS AND CONTINGENT LIABILITIES

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

The Company has from time to time divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company or pursuant to indemnifications or guarantees provided by the Company in connection with the respective transactions. The estimated maximum potential amount of future payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters. In most cases, the Company is indemnified for third party claims. Management believes that judgments, if any, against the Company related to such matters would not have a material adverse effect on the Company’s business or financial condition.

The Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company will receive $250,000 per quarter from Conexant through December 31, 2003. Conexant is contractually obligated to take efforts necessary to release the Company from the guarantee by December 31, 2003. Management believes that claims pursuant to this guarantee, if any, would not have a material adverse effect on the Company’s business or financial condition.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
12.	SEGMENT INFORMATION

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales
Control Systems	$831	$794	$2,461	$2,278
Power Systems	185	183	540	547
FirstPoint Contact	29	29	79	100
Intersegment sales	(12)	(11)	(34)	(33)

Total	$1,033	$995	$3,046	$2,892

Segment Operating Earnings
Control Systems	$103	$91	$282	$239
Power Systems	15	15	39	38
FirstPoint Contact	—	1	—	4

Total	118	107	321	281
Purchase accounting amortization	(6)	(6)	(20)	(19)
General corporate – net	(17)	(9)	(43)	(43)
Loss on disposition of a business	—	—	(8)	—
Interest expense	(11)	(17)	(41)	(50)
Income tax benefit	44	15	10	8

Income from continuing operations before cumulative effect of accounting change	$128	$90	$219	$177

The $8 million loss on disposition of a business relates to the sale of a majority of the Company’s ownership interest in REJ. The loss includes a $9 million non-cash charge related to the impairment of the Reliance trademark. Cash proceeds of approximately $2 million received during the second quarter of 2003 related to this disposition are included in other investing activities in the Condensed Consolidated Statement of Cash Flows. In addition, the Company also received an additional $8 million in July 2003.

The Company defines segment operating earnings as earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates which are not considered part of the operations of a particular segment, and incremental acquisition related expenses resulting from purchase accounting adjustments such as goodwill and other intangible asset amortization, depreciation, inventory and purchased research and development charges. Intersegment sales are at market prices.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2003, and the related condensed consolidated statements of operations for the three- and nine-month periods ended June 30, 2003 and 2002 and of cash flows for the nine-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2002, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and in our report dated November 6, 2002, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
August 5, 2003

ROCKWELL AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 14-16 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at June 30, 2003, there has been no material change to this information.

RESULTS OF OPERATIONS

The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales
Control Systems	$824	$788	$2,441	$2,260
Power Systems	180	178	526	532
FirstPoint Contact	29	29	79	100

Total	$1,033	$995	$3,046	$2,892

Segment Operating Earnings
Control Systems	$103	$91	$282	$239
Power Systems	15	15	39	38
FirstPoint Contact	—	1	—	4

Total	$118	$107	$321	$281

See Note 12 in the Notes to Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations before cumulative effect of accounting change.

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

	September	September	December	March	April	May	June
	2001	2002	2002	2003	2003	2003	2003

Capacity Utilization (percent)	76.0	76.0	74.9	74.8	74.4	74.3	74.3
PMI	47.2	50.7	55.2	46.2	45.4	49.4	49.8

In addition, the PMI measure was 51.8 percent in July 2003.

In this mixed environment, the Company’s business has been generally stable since the beginning of 2003, though industrial market conditions in the third quarter were slightly weaker than in the previous quarter.

ROCKWELL AUTOMATION, INC.

2003 Third Quarter Compared to 2002 Third Quarter

Sales were $1,033 million in the third quarter of 2003 compared to $995 million in the third quarter of 2002. Net income for the third quarter of 2003 was $128 million, or 67 cents per diluted share, compared to $90 million, or 47 cents per diluted share, for the third quarter of 2002. Included in net income for the third quarter of 2003 was a tax benefit of $69 million, or 36 cents per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim. Included in net income for the third quarter of 2002 was a tax benefit of $30 million, or 16 cents per diluted share, from the resolution of certain tax matters for the period 1995-1999; a tax benefit of $4 million, or 2 cents per diluted share, from a reduction in the fiscal 2002 effective tax rate from 26.6 percent to 24.0 percent; and income of $5 million ($4 million after-tax, or 2 cents per diluted share) from the favorable settlement of intellectual property matters.

Control Systems

Control Systems’ sales in the third quarter of 2003 were $824 million, an increase of 5 percent compared to sales of $788 million in the third quarter of 2002. The entire sales increase was attributable to the effect of currency translation, primarily resulting from the relative strength of the euro to the U.S. dollar. From a regional perspective, sales outside of the U.S. increased 20 percent (7 percent excluding currency translation), while U.S. sales decreased approximately 5 percent. The Logix™ and Process Solutions businesses each increased approximately 20 percent from last year’s third quarter.

Segment operating earnings of $103 million in the 2003 third quarter were $12 million higher than in the 2002 third quarter due to the benefits of continued cost reduction efforts. Control Systems’ return on sales for the third quarter of 2003 was 12.5 percent compared to 11.5 percent for the third quarter of 2002.

Power Systems

Power Systems’ sales in the 2003 third quarter were $180 million compared to $178 million in the 2002 third quarter. An increase in sales in the Mechanical business of 4 percent over the third quarter of 2002 was partially offset by a slight decrease in sales in the Electrical business. Segment operating earnings were $15 million in the third quarter of 2003 and 2002. Power Systems’ return on sales for the third quarter of 2003 was 8.3 percent compared to 8.4 percent for the third quarter of 2002.

FirstPoint Contact

FirstPoint Contact’s sales were $29 million in the 2003 and 2002 third quarters. During the third quarter of 2003, FirstPoint Contact received orders of approximately $54 million, which was the highest level of orders since the fourth quarter of 1999 and was principally related to one customer. Segment operating earnings were break even in the 2003 third quarter compared to $1 million in the third quarter of 2002.

General Corporate-Net

General corporate expenses were $17 million in the third quarter of 2003 compared to $9 million in the third quarter of 2002. Included in the 2003 third quarter was expense of $2 million related to the bankruptcy of a subtenant in a leased facility. Included in the 2002 third quarter was $5 million of income related to the settlement of intellectual property matters.

Interest Expense

Interest expense was $11 million in the third quarter of 2003 compared to $17 million in the third quarter of 2002. The decrease was the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003, the benefit of an interest rate swap (see Note 7 in the Notes to Condensed Consolidated Financial Statements), and lower short-term borrowings.

ROCKWELL AUTOMATION, INC.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Sales in the first nine months of 2003 were $3,046 million compared to $2,892 million in the first nine months of 2002. Net income in the first nine months of 2003 was $219 million, or $1.15 per diluted share, compared to $72 million, or 38 cents per diluted share, for the first nine months of 2002. The first nine months of 2003 included a tax benefit of $69 million, or 36 cents per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim. The first nine months of 2002 included a tax benefit of $48 million, or 26 cents per diluted share, from the resolution of certain tax matters for the period 1995-1999; income of $5 million ($4 million after-tax, or 2 cents per diluted share) from the favorable settlement of intellectual property matters; and a charge of $129 million ($108 million after tax, or 58 cents per diluted share) related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142).

Control Systems

Control Systems’ sales in the first nine months of 2003 were $2,441 million, an increase of 8 percent compared to sales of $2,260 million in the first nine months of 2002. Approximately 3 percent of the sales increase was due to the favorable impact of currency translation, primarily resulting from the relative strength of the euro to the U.S. dollar. From a regional perspective, sales outside of the U.S. increased 18 percent (10 percent excluding currency translation) and U.S. sales increased 2 percent. The Company’s Logix™ business and the Process Solutions business, including Propack Data GmbH which was acquired in March 2002, each grew more than 30 percent over the first nine months of 2002.

Segment operating earnings were $282 million compared to $239 million in the first nine months of 2002. The increase was due to higher volume and the continuing benefits of cost reduction actions. Control Systems’ return on sales for the first nine months of 2003 was 11.6 percent compared to 10.6 percent in the first nine months of 2002.

Power Systems

Power Systems’ sales in the first nine months of 2003 were $526 million compared to $532 million in the first nine months of 2002. Sales in the Electrical business decreased 4 percent, partially offset by a 2 percent increase in sales in the Mechanical business. Segment operating earnings in the first nine months of 2003 were $39 million compared to $38 million in the same period a year ago. Segment operating earnings remained stable despite the decrease in sales due to savings from cost reduction efforts. Power Systems’ return on sales for the first nine months of 2003 was 7.4 percent compared to 7.1 percent in the first nine months of 2002.

FirstPoint Contact

FirstPoint Contact’s sales in the first nine months of 2003 were $79 million compared to $100 million in the first nine months of 2002. The decrease was primarily due to continued lower customer capital spending for telecommunication products. Segment operating earnings in the first nine months of 2003 were break even compared to $4 million in the first nine months of 2002.

General Corporate-Net

General corporate expenses were $43 million in the first nine months of 2003 and 2002. The first nine months of 2002 included $5 million of income related to the settlement of intellectual property matters. The first nine months of 2003 included expense of $2 million related to the bankruptcy of a subtenant at a leased facility. Excluding these amounts, corporate expenses decreased in 2003 as a result of lower corporate staff costs and an increase of approximately $2 million in earnings from the Company’s investment in Rockwell Scientific Company LLC.

Loss on Disposition of a Business

In the second quarter of 2003, the Company sold a majority of its ownership interest in Reliance Electric Limited Japan (REJ) resulting in a loss of approximately $8 million ($3 million after tax, or 1 cent per diluted share). The after-tax loss on the sale includes a $2 million benefit resulting from the Company’s ability to utilize capital loss carryforwards for which a valuation allowance had been previously provided. The proceeds from the transaction totaled approximately $10 million, including cash of approximately $2 million received in the second quarter and an additional $8 million in July 2003.

ROCKWELL AUTOMATION, INC.

Interest Expense

Interest expense was $41 million in the first nine months of 2003 compared to $50 million in the first nine months of 2002. The decrease was the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003, the benefit of an interest rate swap (see Note 7 in the Notes to Condensed Consolidated Financial Statements), and lower short-term borrowings.

Income Taxes

The Company recognized in earnings in the third quarter of 2003 a net tax benefit of $69 million related to a U.S. federal research and experimentation credit refund claim (see Note 10 in the Notes to Condensed Consolidated Financial Statements). In the second quarter of 2003, a tax benefit of approximately $2 million was recognized as a result of the Company’s ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize the capital loss carryforwards was the result of the sale of a majority of the Company’s ownership interest in REJ which took place in the second quarter of 2003 (see Note 12 in the Notes to Condensed Consolidated Financial Statements). The full year effective tax rate for 2003 is estimated to be 30 percent, excluding the effect of the research and experimentation settlement and the second quarter REJ transaction.

The Company recorded a tax benefit of $30 million (16 cents per diluted share) in the third quarter of 2002 and $18 million (10 cents per diluted share) in the second quarter of 2002 from the resolution of certain tax matters for the period 1995-1999.

Accounting Change

Effective October 1, 2001, the Company adopted SFAS 142. In connection with the adoption, the Company recorded charges of $56 million ($35 million after tax, or 19 cents per diluted share) related to a trademark impairment and $73 million (before and after tax, or 39 cents per diluted share) related to goodwill impairment at a Power Systems reporting unit. The Company performed its annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2003 and concluded that no impairments existed other than as a result of the sale of a majority of the Company’s ownership interest in REJ.

Recent Accounting Pronouncements

See Note 2 in the Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Business Outlook

The timing and pace of improvement in the global economy remain difficult to predict. During the past quarter, management saw some softening in demand in the U.S. and Europe, but on balance believes there is no discernable trend of further weakness. Management is assuming that the Company’s business will remain at the current run rate for the remainder of the fiscal year. Accordingly, management continues to expect full year diluted earnings per share of approximately $1.10 excluding the third quarter tax benefit.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION

The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Nine Months Ended
	June 30,

	2003	2002

Cash provided by (used for):
Operating activities	$278	$295
Investing activities	(103)	(139)
Financing activities	(299)	(23)
Effect of exchange rate changes on cash	(39)	(4)

Cash (used for) provided by continuing operations	$(163)	$129

The following table summarizes free cash flow for the Company (in millions):

Cash provided by operating activities	$278	$295
Capital expenditures	(71)	(71)

Free cash flow	$207	$224

The Company’s definition of free cash flow takes into consideration capital investment required to maintain the operations of the Company and execute its strategy. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company and compensate its employees. The Company’s definition of free cash flow may be different from definitions used by other companies.

Free cash flow was $207 million for the nine months ended June 30, 2003 compared to $224 million in the same period in 2002. The decrease in free cash flow was in part the result of a $50 million voluntary contribution made to the Company’s primary U.S. qualified pension plan trust in June 2003 compared to the $24 million contribution related to the spinoff of Rockwell Collins, Inc. made in 2002. Capital expenditures in 2003 are expected to be between $115 million to $125 million.

The Company acquired Weidmüller Holding AG’s North American business and Interwave Technology, Inc. during the first nine months of 2003 for approximately $26 million (see Note 3 in the Notes to Condensed Consolidated Financial Statements for a discussion of the businesses). During the same period in 2002, the Company acquired three businesses for approximately $68 million.

The Company elects to utilize commercial paper markets as its principal source of short-term financing. At June 30, 2003, the Company had no commercial paper borrowings outstanding. During the nine months ended June 30, 2003, the Company had average borrowings of $12 million under its commercial paper program compared to $81 million in the same period in 2002.

In April 2003, the Company’s $150 million principal amount of 6.80% notes were retired at maturity using a combination of cash on hand and commercial paper borrowings.

The Company repurchased approximately 4.3 million shares of its common stock at a cost of approximately $93.4 million in the first nine months of 2003. At June 30, 2003, the Company had approximately $210 million remaining for stock repurchases under existing board authorizations. In addition, the Company repurchased approximately 70,000 shares at a cost of approximately $1.6 million under a voluntary program that provided shareowners owning fewer than 100 shares of common stock the opportunity to sell all of their shares of common stock to the Company without paying a commission. The Company did not repurchase any shares in 2002.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (Continued)

Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and contributions to the qualified pension plan trust. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, or a new issue of debt or other securities.

In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s debt-to-total-capital ratio was 31.4 percent at June 30, 2003 compared to 36.6 percent at September 30, 2002.

As of June 30, 2003, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, with $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. Outstanding commercial paper balances reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facilities contain a covenant under which the Company would be in default if the Company’s debt to capital ratio were to exceed 60 percent. Prior to October 2003, the Company expects to enter into a new credit facility similar to the credit facility expiring at that time in an amount deemed sufficient to support its operations.

The following is a summary of the Company’s credit ratings as of June 30, 2003:

	Short-Term		Long-Term

Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Negative	A	Negative
Moody’s	P-2	Stable	A3	Negative
Fitch Ratings	F1	Stable	A	Stable

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

ENVIRONMENTAL

Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on pages 54 and 55 in Note 19 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at June 30, 2003, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

SUPPLEMENTAL SALES INFORMATION

The following is a reconciliation for the Control Systems segment of reported sales to sales excluding currency translation (which is a non-GAAP measure) for the three and nine months ended June 30, 2003:

	Three Months Ended June 30, 2003			Nine Months Ended June 30, 2003

			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation

US	$469	$—	$469	$1,416	$—	$1,416
Canada	72	(7)	65	194	(11)	183
Europe	174	(32)	142	498	(77)	421
Asia-Pacific	80	(5)	75	242	(12)	230
Latin America	29	6	35	91	33	124

Total Control Systems Sales	$824	$(38)	$786	$2,441	$(67)	$2,374

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

Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 24 and 25 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at June 30, 2003, there has been no material change to this information.

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the quarter ended June 30, 2003 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to the Company’s legal proceedings is contained on pages 6-8 in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Management believes that at June 30, 2003 there has been no material change to this information, except that the section entitled “Rocky Flats Plant” is updated in its entirety as follows:

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings — (Continued)

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

On September 28, 1995, the Company filed an appeal with the Department of Energy board of Contract appeals (“EBCA”) from DOE’s denial of claims totaling $10 million for costs incurred in relation to a 1989 federal grand jury investigation of possible environmental crimes at the DOE’s Rocky Flats plant. During pre-trial proceedings, the EBCA bifurcated proceedings so as to consider the Company’s entitlement to reimbursement of costs of the sort claimed before determining the amount of any award. On October 31, 2001, the EBCA ruled that the Company was entitled to reimbursement of the types of costs claimed. On April 16, 2003, the United States Court of Appeals for the Federal Circuit affirmed the EBCA decision and additionally held that the Company is entitled to reimbursement of the amounts claimed without the necessity of additional evidentiary proceedings. On June 9, 2003, the Court of Appeals remanded the case to the EBCA for such further action as may be appropriate in light of its decision.

ROCKWELL AUTOMATION, INC.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 10.1	-	Memorandum of Amendments to the Rockwell Automation, Inc. 2003 Directors Stock Plan adopted by the Board of Directors of the Company on April 25, 2003.

	Exhibit 10.2	-	Resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company adopted June 4, 2003 amending the restricted stock agreements of D.H. Davis, Jr.

	Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2003.

	Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

	Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K during the quarter ended June 30, 2003:

The Company filed a current report on Form 8-K dated April 1, 2003 with respect to an update of the second quarter earnings outlook (items 7 and 12). The Company also filed a current report on Form 8-K dated April 22, 2003 with respect to announcing financial results for the quarter ended March 31, 2003 (items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 5, 2003	By	/s/ M. A. Bless

M. A. Bless Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2003	By	/s/ W. J. Calise, Jr.

W. J. Calise, Jr. Senior Vice President, General Counsel and Secretary

Date:	August 5, 2003	By	/s/ D. M. Dorgan

D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Memorandum of Amendments to the Rockwell Automation, Inc. 2003 Directors Stock Plan adopted by the Board of Directors of the Company on April 25, 2003.
10.2	Resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company adopted June 4, 2003 amending the restricted stock agreements of D.H. Davis, Jr.
12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2003.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.