Form 10-K
period 2003-09-30
ROCKWELL  AUTOMATION INC
filed 2003-12-03
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003. Commission file number 1-12383

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

      The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2003 was approximately $3.8 billion.

      186,430,888 shares of registrant’s Common Stock, par value $1 per share, were outstanding on November 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 4, 2004 is incorporated by reference into Part III hereof.

PART I

Item 1.	Business.

      Rockwell Automation, Inc. (the Company or Rockwell Automation), a Delaware corporation, is a leading global provider of industrial automation power, control and information products and services. The Company was incorporated in 1996 and is the successor to the former Rockwell International Corporation as the result of a tax-free reorganization completed on December 6, 1996, pursuant to which the Company divested its former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928. On September 30, 1997, the Company completed the spinoff of its automotive component systems business into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor, Inc. (ArvinMeritor). On December 31, 1998, the Company completed the spinoff of its semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company named Rockwell Collins, Inc. (Rockwell Collins). As used herein, the terms the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to the Company’s continuing businesses unless otherwise indicated.

      Where reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8, Consolidated Financial Statements and Supplementary Data (the Financial Statements), or to information in the Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 4, 2004 (the 2004 Proxy Statement), such information shall be deemed to be incorporated therein by such reference.

      The Company is organized based upon products and services and has three operating segments: Control Systems, Power Systems and FirstPoint Contact. Total Company sales in 2003 were $4.1 billion. Financial information with respect to the Company’s business segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2003, is contained under the caption Results of Operations in MD&A on page 18 hereof, and in Note 20 of the Notes to Consolidated Financial Statements in the Financial Statements.

Control Systems

      Control Systems is Rockwell Automation’s largest operating segment with 2003 sales of $3.3 billion (80 percent of total Company sales) and approximately 17,000 employees at September 30, 2003. Control Systems is a supplier of industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes and is divided into three units: the Components and Packaged Applications Group (CPAG), the Automation Control and Information Group (ACIG) and Global Manufacturing Solutions (GMS).

      CPAG produces industrial components, power control and motor management products and packaged and engineered products. It supplies both electro-mechanical and solid-state products, including motor starters and contactors, push buttons and signaling devices, termination and protection devices, relays and timers, discrete and condition sensors and variable speed drives. CPAG’s sales account for approximately 40 percent of Control Systems’ sales.

      ACIG’s products include programmable logic controllers (PLCs). PLCs are used to automate the control and monitoring of industrial plants and processes and typically consist of a computer processor and input/output (I/O) devices. The Company’s Logix integrated architecture integrates multiple types of control disciplines, including discrete, process, drive, motion and safety control across various factory floor operating systems. ACIG also produces distributed I/O platforms, high performance rotary and linear motion control systems, electronic operator interface devices, plant floor industrial computers and machine safety components. ACIG’s sales account for approximately 40 percent of Control Systems’ sales.

      GMS provides multi-vendor automation and information systems and solutions which help customers improve their manufacturing operations. Solutions include multi-vendor customer support, training, software, consulting and implementation, asset management, and manufacturing information solutions for discrete and targeted batch process industries. GMS’s sales account for approximately 20 percent of Control Systems’ sales.

      Control Systems has competitors which, depending on the product or service involved, range from large diversified businesses that sell products outside of automation, to smaller companies specializing in niche products and services. Major competitors include ABB, Ltd., Emerson Electric Co., General Electric Company, Schneider Electric SA and Siemens AG. Factors that affect Control Systems’ competitive posture are its broad product portfolio and scope of solutions, technology leadership, knowledge of customer applications, large installed base, established distribution network, quality of products and services and global presence.

      Control Systems’ products are marketed primarily under the Allen-Bradley, Rockwell Automation and Rockwell Software brand names. Major markets served include consumer products, transportation, petrochemical and mining, metals and forest products.

      In North America, Control Systems’ products are sold primarily through independent distributors that generally do not carry products that compete with Allen-Bradley products. Large systems and service offerings are sold principally through a direct sales force, though opportunities are sometimes sourced through distributors. Product sales outside the United States occur through a combination of direct sales forces and distributors.

      In 2003, sales in the United States accounted for 58 percent of Control Systems’ sales. Outside the U.S., Control Systems’ primary markets were Canada, the United Kingdom, Italy, Germany, China and Korea.

Power Systems

      Power Systems recorded 2003 sales of $705 million (17 percent of total Company sales) and had approximately 4,000 employees at September 30, 2003. Power Systems is divided into two units: the Mechanical Power Transmission Business (Mechanical) and the Industrial Motor and Drive Business (Electrical).

      Mechanical’s products include mounted bearings, gear reducers, standard mechanical drives, conveyor pulleys, couplings, bushings, clutches and motor brakes. Electrical’s products include industrial and engineered motors and standard AC and DC drives. In addition, Electrical provides product repair, motor and mechanical maintenance solutions, plant maintenance, training and consulting services to OEMs, end users and distributors.

      Mechanical’s products are marketed primarily under the Dodge brand name while Electrical’s products are marketed primarily under the Reliance Electric brand name. Major markets served include mining, air handling, aggregates, environmental, forestry, food/beverage, petrochemicals, metals and unit handling.

      Power Systems has competitors which, depending on the product involved, range from large diversified businesses that sell products outside of automation, to smaller companies specializing in niche products and services. Major competitors include ABB Ltd., A. O. Smith Corporation, Baldor Electric Company, Emerson Electric Co., General Electric Company, Regal-Beloit Corporation, Rexnord Corporation and Siemens AG. Factors that affect Power Systems’ competitive posture are product quality, installed base and its established distributor network. However, Power Systems’ competitive posture is limited somewhat by its relatively small international presence.

      Mechanical’s products are sold primarily through distributors while Electrical’s products are sold primarily through a direct sales force.

      In 2003, sales in the United States accounted for 89 percent of Power Systems’ sales. Outside the U.S., Power Systems’ primary markets were Canada, Mexico and China.

FirstPoint Contact

      FirstPoint Contact recorded 2003 sales of $112 million (3 percent of total Company sales) and had approximately 500 employees at September 30, 2003. FirstPoint Contact provides customer contact center solutions that support multiple channels (voice, e-mail, web, wireless) through open interaction infrastructure. Products include automatic call distributors, computer telephony integration software, information collection, reporting, queuing and management systems, call center systems and consulting services.

      Major markets served include telecommunications, financial, transportation and retail. FirstPoint Contact sells through a direct sales force and increasingly through distribution channels.

      FirstPoint Contact faces competition from other companies selling both hardware and software in the customer contact market ranging from major multinationals to small companies specializing in niche products and services. Major competitors include Apropos Technology, Inc., Aspect Communications Corporation, Avaya, Inc., Cisco Systems, Inc. and Nortel Networks Corporation. Factors that affect FirstPoint Contact’s competitive position include product quality and reliability, and reputation. However, FirstPoint Contact’s competitive position is somewhat inhibited by its limited available resources to devote to research and development activities relative to certain competitors.

      In 2003, sales in the United States accounted for 72 percent of FirstPoint Contact’s sales. Outside the U.S., FirstPoint Contact’s primary markets were the United Kingdom, South Africa and Canada.

Acquisitions and Divestitures

      The Company regularly considers the acquisition or development of new businesses and reviews the prospects of its existing businesses to determine whether any should be modified, sold or otherwise discontinued.

     Acquisitions

      During 2003, Control Systems acquired substantially all of the assets and assumed certain liabilities of Interwave Technology, Inc. (Interwave), a consulting integrator focusing on manufacturing solutions, and acquired certain assets and assumed certain liabilities of Weidmüller Holding AG’s (Weidmüller) North American business. In addition, the Company entered into a master brand label agreement, a technology/ design exchange and joint product development efforts with Weidmüller. The total cost of these acquisitions was approximately $26 million. The acquisition of Interwave expands the Company’s Manufacturing Information Solutions capability and accelerates its ability to integrate real-time information between customers’ manufacturing plant floors and business systems. The Weidmüller transaction enhances the Company’s position in providing IEC (an international standard for electrical technologies) connection products which are used to connect factory automation systems to basic electrical switches.

      During 2002, Control Systems acquired all of the stock of Tesch GmbH (Tesch), an electronic products and safety relay manufacturer; all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries; the assets and certain liabilities of the controller division of Samsung Electronics Company Limited’s Mechatronics business (the Controller Division); and the engineering services and system integration assets of SPEL, spol. s.r.o. (SPEL). The total cost of these acquisitions was approximately $71 million. The acquisition of Tesch expanded the Company’s machine safety product and research and development capabilities. The acquisition of Propack broadened the Company’s position in the pharmaceuticals market, enhanced the Company’s Process Solutions business, and enabled the Company to expand its reach into the manufacturing information markets. The acquisition of the Controller Division expanded the Company’s existing operations in Korea, furthered the Company’s design and product development capabilities and supported future commercial and operational expansion in the Asia-Pacific region. The acquisition of SPEL accelerated the establishment of the Company as a complete solution provider in Central Europe; it also strategically located the Company in a region with future growth opportunities.

      In connection with the Interwave, Weidmüller, and Controller Division transactions, the Company would be required to make additional cash payments if certain future operating performance criteria are met by the acquired businesses. Management believes that these additional cash payments, if any, would not have a material effect on the Company’s financial position, results of operations or shareowners’ equity.

Divestitures

      In the second quarter of 2003, the Company sold a majority of its ownership interest in Reliance Electric Limited Japan (REJ), resulting in a loss of approximately $8 million ($3 million after tax, or 1 cent per diluted share). The after-tax loss on the sale included a $2 million benefit resulting from the Company’s ability to utilize capital loss carryforwards for which a valuation allowance had been previously provided. The cash proceeds from the transaction totaled approximately $10 million.

      On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company by distributing all of the outstanding shares of common stock of Rockwell Collins to the Company’s shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell Automation share. At the time of the spinoff, Rockwell Collins made a special payment to the Company of $300 million. Following the spinoff, the Company and Rockwell Collins each have owned 50 percent of Rockwell Scientific Company LLC (RSC) (formerly a wholly-owned subsidiary of the Company known as Rockwell Science Center). The results of operations for Rockwell Collins for 2001 have been presented in the Company’s Consolidated Statement of Operations included in the Financial Statements as income from discontinued operations.

      Additional information relating to acquisitions and divestitures is contained in Notes 2 and 15 of the Notes to Consolidated Financial Statements in the Financial Statements.

Geographic Information

      The Company’s principal markets outside the United States are in Canada, the United Kingdom, Germany, Italy, China, Mexico, and Korea. In addition to normal business risks, operations outside the United States are subject to other risks including, among other factors, political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

      Selected financial information by major geographic area for each of the three years in the period ended September 30, 2003 is contained in Note 20 of the Notes to Consolidated Financial Statements in the Financial Statements.

Research and Development

      The Company’s research and development spending is summarized as follows:

	Year Ended September 30,

	2003	2002	2001

Control Systems	$112	$114	$130
Power Systems	10	10	9
FirstPoint Contact	8	7	10
Rockwell Science Center	—	—	9

	$130	$131	$158

      Customer-sponsored research and development was $61 million in 2001 and related primarily to the Company’s formerly wholly-owned (now 50 percent owned) subsidiary, Rockwell Science Center. Customer-sponsored research and development was not material in 2003 and 2002.

Employees

      At September 30, 2003, the Company had approximately 21,500 employees. Approximately 14,500 were employed in the United States, and, of these employees, about 8 percent were represented by various local or national unions.

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

Backlog

      The Company’s total order backlog was approximately $500 million at September 30, 2003 and 2002. Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of the Company’s products.

Environmental Protection Requirements

      Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 19 of the Notes to Consolidated Financial Statements in the Financial Statements. See also Item 3. Legal Proceedings, on page 6 hereof.

Patents, Licenses and Trademarks

      Numerous patents and patent applications are owned or licensed by the Company and utilized in its activities and manufacturing operations. Various claims of patent infringement and requests for patent indemnification have been made to the Company. Management believes that none of these claims will have a material adverse effect on the financial condition of the Company. See Item 3. Legal Proceedings, on page 6 hereof. While in the aggregate the Company’s patents and licenses are considered important in the operation of its business, management does not consider them of such importance that loss or termination of any one of them would materially affect the Company’s business or financial condition.

      The Company’s name and its registered trademark “Rockwell Automation” is important to each of its business segments. In addition, the Company owns other important trademarks applicable to only certain of its products, such as “Allen-Bradley” and “A-B” for electronic controls and systems for industrial automation, “Reliance” and “Reliance Electric” for electric motors and drives and “Dodge” for mechanical power transmission products.

Seasonality

      None of the Company’s business segments is seasonal.

Available Information

      The Company maintains an Internet site at http://www.rockwellautomation.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as the annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after the Company files or furnishes these reports with the Securities and Exchange Commission (SEC). The Company’s Guidelines on Corporate Governance and charters for its Board Committees are also available at the Company’s Internet site. The Guidelines and charters are also available in print to any shareowner upon request. The Company’s Internet site and the information contained therein or connected thereto are not incorporated by reference into this Form 10-K.

Item 2.	Properties.

      At September 30, 2003, the Company operated 69 plants and research and development facilities, principally in North America. The Company also had approximately 350 sales offices, warehouses and service centers. The aggregate floor space of the Company’s facilities was approximately 15 million square feet. Of this floor space, approximately 65 percent was owned by the Company and approximately 35 percent was leased. Manufacturing space occupied approximately 8 million square feet, with the Control Systems segment occupying approximately 5 million square feet and Power Systems occupying the remaining approximately 3 million square feet. At September 30, 2003, approximately 1 million square feet of floor space was not in use, approximately 68 percent of which was in owned facilities.

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

      On September 28, 1995, the Company filed an appeal with the Department of Energy Board of Contract Appeals (“EBCA”) from DOE’s denial of claims totaling $10 million for costs incurred in relation to a 1989 federal grand jury investigation of possible environmental crimes at the DOE’s Rocky Flats plant. During pre-trial proceedings, the EBCA bifurcated proceedings so as to consider the Company’s entitlement to reimbursement of costs of the sort claimed before determining the amount of any award. On October 31, 2001, the EBCA ruled that the Company was entitled to reimbursement of the types of costs claimed. On April 16, 2003, the United States Court of Appeals for the Federal Circuit affirmed the EBCA decision. The period during which the government could have appealed this decision has lapsed. The Court of Appeals remanded the case to the EBCA for such further action as may be appropriate in light of its decision.

      Russellville. On June 24, 1996, judgment was entered against the Company in a civil action in the Circuit Court of Logan County, Kentucky on a jury verdict awarding $8 million in compensatory and $210 million in punitive damages for property damage. The action had been brought August 12, 1993 by owners of flood plain real property near Russellville, Kentucky allegedly damaged by polychlorinated biphenyls (PCBs) discharged from a plant owned and operated by the Company’s Measurement & Flow Control Division prior to its divestiture in March 1989. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court’s judgment and directed entry of judgment in the Company’s favor on all claims as a matter of law. On May 16, 2002, the Kentucky Supreme Court affirmed the Court of Appeals’ exclusion of certain of the plaintiffs’ evidence but reversed the judgment of dismissal on the ground that the proper remedy is a new trial on plaintiffs’ claims, but only after and to the extent required following disposition of numerous other issues that were before the Court of Appeals but not resolved in its original decision. The case was remanded to the Court of Appeals for further proceedings, and on August 8, 2003, the Court of Appeals issued a second decision holding that the amounts of PCBs alleged by plaintiffs to have contaminated their properties were insufficient to constitute an actionable injury under Kentucky law, thus requiring dismissal of plaintiffs’ suit with prejudice. On September 8, 2003, plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court.

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

      Solaia Technology LLC. The Company is a party in several suits in which Solaia Technology LLC is adverse. Solaia is a single-purpose entity formed to license US Patent No. 5,038,318 (the ’318 patent). Solaia acquired the ’318 patent from Schneider Automation, Inc., a competitor of the Company in the field of factory automation. Schneider has retained certain interests in the ’318 patent, including a share in Solaia’s licensing income. Solaia has asserted that the ’318 patent covers communication systems used throughout most modern factories in the United States.

      Solaia has issued several hundred demand letters to a wide range of factory owners and operators, and has filed a series of lawsuits against about 30 companies. A significant number of the companies sued by Solaia have chosen to settle the claims for amounts that the Company believes are notably smaller than the likely legal costs of successfully defending Solaia’s claims in court.

      The Company has sought to protect its customers from Solaia’s claims, which the Company believes to be altogether without merit and baseless. The Company brought an action in Milwaukee on December 10, 2002 against Solaia and others, Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al. (02-CV-1195, E.D. Wis.), asserting the objective baselessness of the claims Solaia has made against Rockwell’s customers and seeking monetary damages and other relief under state and federal laws.

      In January 2003, Solaia and its law firm, Niro, Scavone, Haller & Niro, filed a lawsuit in Chicago against the Company and several others, Solaia Technology LLC v. Rockwell Automation, Inc., et al., Case No. 03-CV-566, alleging federal antitrust and unfair competition violations, defamation and other claims. The Company denies any liability under that claim.

      In a suit filed by Solaia in Chicago, Illinois, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02C-4704, N.D. Ill.), the Company sought to intervene on behalf of its customers wrongly accused of infringement. On April 23, 2003, the Company made arrangements with ArvinMeritor, which now owns and operates the Company’s former automotive business, to undertake its defense of Solaia’s patent claims to ensure that Solaia’s infringement claim against ArvinMeritor could be finally and actually adjudicated in the Chicago patent suit and thereby remove the continuing threat of additional lawsuits from Solaia against American manufacturers. In that case, Solaia responded on May 12, 2003 by suing the Company for direct patent infringement, demanding material monetary damages. As with the claims made against its customers, the Company believes that Solaia’s claim against it is wholly without merit and baseless.

      The Court in Milwaukee has recently denied all of the defendants’ (Solaia) motions to dismiss the Company’s claims against them. The Chicago Court has transferred Solaia’s antitrust case against the Company to Milwaukee where it is expected to be consolidated with the Company’s pending suit against Solaia and others. It is unclear whether the Milwaukee cases will go forward, be stayed pending the outcome of the Chicago patent case, or be transferred to Chicago.

      Other. Like thousands of other companies, the Company (including certain of its subsidiaries) has been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of the Company’s products many years ago. Currently there are thousands of claimants in lawsuits that name the Company together with hundreds of other companies as defendants. Most of the complaints, however, do not identify any of the Company’s products or specify which of the claimants, if any, were exposed to asbestos attributable to the Company’s products; and past experience has shown that the vast majority of the claimants will never identify any of the Company’s products. In addition, when products of the Company appear to be identified, they are frequently from divested businesses, and the Company is indemnified for most of the costs. For those claimants who do show that they worked with the Company’s products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the Company’s products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. The Company defends those cases vigorously. Historically, the Company has been dismissed from most (approximately 95%) of these claims with no payment to claimants. The Company has maintained insurance coverage that it believes covers indemnity and defense costs, over and above self-insurance retentions, for most of the claims where there is any exposure to the Company’s products. The Company does not believe these lawsuits will have a material adverse effect on its financial condition.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Item 4a.     Executive Officers of the Company.

      The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2003 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age

Don H. Davis, Jr. — Chairman of the Board and Chief Executive Officer of Rockwell Automation	63
Michael A. Bless — Senior Vice President and Chief Financial Officer of Rockwell Automation since June 2001; Vice President of Rockwell Automation from February 2001 to June 2001; Vice President, Finance of Rockwell Automation Control Systems from June 1999 to June 2001; Vice President, Corporate Development and Planning of Rockwell Automation prior thereto	38
William J. Calise, Jr. — Senior Vice President, General Counsel and Secretary of Rockwell Automation	65
John D. Cohn — Senior Vice President, Strategic Development and Communications of Rockwell Automation since July 1999; Vice President-Global Strategy Development of the avionics and communications business of Rockwell Automation prior thereto	49
Kent G. Coppins — Vice President and General Tax Counsel of Rockwell Automation since June 2001; Associate General Tax Counsel of Rockwell Automation from November 1998 to June 2001; Senior Tax Counsel of Rockwell Automation prior thereto	50
David M. Dorgan — Vice President and Controller of Rockwell Automation since June 2001; Director, Headquarters Finance of Rockwell Automation Control Systems from April 2000 to June 2001; Director, Financial Reports of Rockwell Automation from June 1999 to April 2000; Manager, Financial Reports of Rockwell Automation prior thereto	39
Mary Jane Hall — Vice President of Rockwell Automation since June 2001 and Senior Vice President, Human Resources of Rockwell Automation Control Systems since January 2001; Vice President, Human Resources of Rockwell Automation Control Systems prior thereto	60
Thomas J. Mullany — Vice President and Treasurer of Rockwell Automation since June 2001; Vice President, Investor Relations of Rockwell Automation prior thereto	54
Terry P. Murphy — Vice President, Rockwell Automation since February 2002 and President, Rockwell FirstPoint Contact since September 2000; Vice President Sales & Marketing, Rockwell FirstPoint Contact from June 2000 to September 2000; Management Consultant, Worldwide Sales & Marketing, Adaptive Broadband Corporation and IT-Shortlist.com (broadband communications transmission equipment) from January 1999 to June 2000; Management Consultant (self-employed) prior thereto	51
Keith D. Nosbusch — Senior Vice President of Rockwell Automation and President, Rockwell Automation Control Systems	52
James P. O’Shaughnessy — Vice President and Chief Intellectual Property Counsel of Rockwell Automation	56

Name, Office and Position, and Principal Occupations and Employment	Age

Rondi Rohr-Dralle — Vice President, Corporate Development of Rockwell Automation since June 2001; Vice President, Finance of Rockwell Automation Control Systems, Global Manufacturing Solutions business from September 1999 to June 2001; Treasurer and Investment Controller of Applied Power, Inc. (renamed Actuant Corporation) (manufacturer of tools, equipment systems and supply items) prior thereto	47
A. Lawrence Stuever — Vice President and General Auditor of Rockwell Automation since June 2003; Vice President, Compensation of Rockwell Automation from July 1999 to June 2003; Director, Financial Planning and Analysis of Rockwell Automation prior thereto	51
Joseph D. Swann — Senior Vice President of Rockwell Automation since June 2001 and President, Rockwell Automation Power Systems	62

      There are no family relationships, as defined by applicable SEC rules, between any of the above executive officers. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.

PART II

Item 5.     Market for the Company’s Common Equity and Related Stockholder Matters.

      The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is also traded on the Pacific Exchange and The London Stock Exchange. On November 30, 2003, there were 39,021 shareowners of record of the Company’s common stock.

      The following table sets forth the high and low sales price of the Company’s common stock on the New York Stock Exchange — Composite Transactions reporting system during each quarter of the Company’s fiscal years ended September 30, 2003 and 2002:

	2003		2002

Fiscal Quarters	High	Low	High	Low

First	$22.30	$14.71	$18.70	$13.10
Second	23.87	18.75	21.45	17.26
Third	25.85	20.52	22.79	18.70
Fourth	28.69	23.33	20.26	15.70

      The declaration and payment of dividends by the Company is at the sole discretion of the Company’s board of directors. The following table sets forth the aggregate cash dividends per common share (paid quarterly) during each of the Company’s last three fiscal years:

Cash Dividends per
Fiscal Year	Common Share(1)

2003	$0.66
2002	0.66
2001	0.93

(1)	Prior to the spinoff of Rockwell Collins, the Company paid quarterly cash dividends, which, on an annual basis, equaled $1.02 per share. Since the spinoff of Rockwell Collins, the Company has paid quarterly cash dividends which, on an annual basis, equal $0.66 per share. Per share dividend amounts indicated above do not include dividends paid on the shares of Rockwell Collins received on June 29, 2001 by Rockwell Automation shareowners.

Item 6.	Selected Financial Data.

      The following table sets forth selected consolidated financial data of the Company’s continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The consolidated statement of operations data for each of the five years in the period ended September 30, 2003, the related consolidated balance sheet data and other data have been derived from the audited consolidated financial statements of the Company.

	Year Ended September 30,

	2003(a)	2002(b)	2001(c)	2000(d)	1999(e)

	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$4,104	$3,909	$4,285	$4,661	$4,670
Interest expense	52	66	83	73	84
Income from continuing operations before accounting change	282	226	125	344	283
Earnings per share from continuing operations before accounting change:
Basic	1.52	1.22	0.69	1.83	1.49
Diluted	1.49	1.20	0.68	1.81	1.47
Cumulative effect of accounting change(f)	—	(108)	—	—	—
Cumulative effect of accounting change per diluted share(f)	—	(0.58)	—	—	—
Cash dividends per share	0.66	0.66	0.93	1.02	1.02
Consolidated Balance Sheet Data: (at end of period)
Total assets — continuing operations	$3,986	$4,006	$4,098	$4,428	$4,655
Total assets	3,986	4,006	4,098	5,320	5,320
Short-term debt	9	162	10	16	189
Long-term debt	764	767	909	911	911
Shareowners’ equity	1,587	1,609	1,600	2,669	2,540
Other Data:
Capital expenditures	$109	$104	$157	$217	$250
Depreciation	172	184	196	193	184
Goodwill and trademark amortization(f)	—	—	56	53	46
Other intangible asset amortization(f)	26	22	20	24	21

(a)	Includes a reduction in the income tax provision of $69 million, or 37 cents per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim.

(b)	Includes a reduction in the income tax provision of $48 million, or 26 cents per diluted share, from the resolution of certain tax matters and income of $9 million ($7 million after tax, or 4 cents per diluted share) from the favorable settlement of intellectual property matters.

(c)	Includes special items of $73 million ($48 million after tax, or 26 cents per diluted share) and a reduction in the income tax provision of $22 million, or 12 cents per diluted share, from the resolution of certain tax matters. Special items include charges of $91 million ($60 million after tax, or 32 cents per diluted share) for a comprehensive restructuring program which included costs associated with the consolidation and closing of facilities, the realignment of administrative functions, the reduction in workforce and asset impairments which were partially offset by income of $18 million ($12 million after tax, or 6 cents per diluted share) resulting from the favorable settlement of an intellectual property matter.

(d)	Includes a gain of $32 million ($22 million after tax, or 12 cents per diluted share) resulting from the sale of real estate, a loss of $14 million ($10 million after tax, or 6 cents per diluted share) on the sale of a Power Systems business, and income of $28 million ($19 million after tax, or 10 cents per diluted share) resulting from the demutualization of Metropolitan Life Insurance Company.

(e)	Includes a gain of $32 million ($21 million after tax, or 11 cents per diluted share) on the sale of the Company’s North American Transformer business and a loss of $29 million ($19 million after tax, or 10 cents per diluted share) associated with the write-off of the Company’s investment in Goss Graphic Systems, Inc. preferred stock.

(f)	Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, the Company no longer amortizes goodwill and certain trademarks that have been deemed to have an indefinite useful life, resulting in a decrease in amortization expense beginning in 2002. In addition, in 2002 the Company recorded pre-tax charges of $56 million related to a trademark impairment and $73 million related to goodwill impairment in connection with the adoption of SFAS 142. These charges have been recorded as the cumulative effect of accounting change in the amount of $129 million ($108 million after tax, or 58 cents per diluted share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

      The Company records accruals for customer returns, rebates and incentives at the time of sale to a customer based upon historical experience. Additional accruals may be required if actual returns, rebates and incentives differ from historical experience. The accrual for rebates and incentives to customers was $75 million at September 30, 2003 and $74 million at September 30, 2002, of which $5 million at September 30, 2003 and $6 million at September 30, 2002 was included as an offset to accounts receivable.

Allowance for Doubtful Accounts

      The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Additional allowances for doubtful accounts may be required if there is deterioration in past due balances, if economic conditions are less favorable than the Company has anticipated or for customer-specific circumstances, such as financial difficulty. During 2002, the Company recorded an allowance of approximately $9 million to fully reserve a receivable due to the deterioration in the financial condition of one of its independent distributors. The allowance for doubtful accounts was $28 million at September 30, 2003 and $45 million at September 30, 2002. The decrease in the allowance balance primarily relates to the writeoff of the $9 million distributor receivable and $3 million of account collections for which an allowance had previously been provided. The remainder of the decrease resulted from the Company’s regular review of the allowance, considering such factors as historical experience, credit quality and age of the accounts receivable balances.

Excess and Obsolete Inventory

      The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Additional inventory allowances may be required if future demand or market conditions are less favorable than the Company has estimated. The allowance for excess and obsolete inventory was $56 million at September 30, 2003 and $53 million at September 30, 2002.

Impairment of Long-Lived Assets

      The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. The Company uses judgment when applying the impairment rules to determine when an impairment test is necessary. Factors the Company considers which could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used and significant negative industry or economic trends.

      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. To determine fair value, the Company is required to make estimates of its future cash flows related to the asset subject to review. These estimates require assumptions about demand for the Company’s products and services, future market conditions and technological developments. Other assumptions include determining the discount rate and future growth rates. During 2002, the Company recorded pre-tax impairment charges of $129 million ($108 million after tax) in connection with the adoption of SFAS 142. Additional information regarding the impairment charges is contained in Note 3 of the Notes to Consolidated Financial Statements in the Financial Statements.

Product Warranty Obligations

      The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. An additional provision for product warranty obligations may be required if actual product performance is less favorable than anticipated. The liability for product warranty obligations was $29 million at September 30, 2003 and $31 million at September 30, 2002.

Retirement Benefits

Pension Benefits

      Pension costs and obligations are actuarially determined and are affected by annually reviewed assumptions including discount rate, the expected rate of return on plan assets and assumed annual rate of compensation increase for plan employees, among other factors. Changes in the discount rate and differences between the assumptions made and actual experience will affect the amount of pension expense recognized in future periods.

      Pension expense in fiscal 2003 was $42 million compared to $25 million in fiscal 2002. Fiscal 2003 pension expense was determined using the following actuarial assumptions: discount rate of 7.0 percent (compared to 7.5 percent for fiscal 2002); expected rate of return on plan assets of 8.5 percent (compared to 9.0 percent for fiscal 2002); and an assumed rate of compensation increase of 4.5 percent (compared to 4.5 percent for fiscal 2002). All other factors being equal, these changes were the primary cause of the incremental pension expense in 2003 over 2002 of approximately $17 million. For fiscal year 2004, the Company is assuming an expected rate of return on plan assets of 8.5 percent and a discount rate of 6.0 percent for determining net periodic benefit cost. All other factors being equal, and assuming actual experience is consistent with the actuarial assumptions, the Company expects fiscal year 2004 pension expense to increase by approximately $24 million compared to fiscal 2003. This increase is primarily attributable to the change in the discount rate and includes the recognition of actuarial losses related primarily to the accumulated difference between actual and expected returns on pension plan assets.

      In June 2003, the Company made a $50 million voluntary contribution to the Company’s primary U.S. qualified pension plan trust compared to a 2002 contribution of $24 million which was related to the spinoff of Rockwell Collins. In addition, while not required to contribute any amount to the Company’s primary U.S. qualified pension plan trust in fiscal 2004, the Company may choose to contribute up to the maximum allowable tax deductible contribution of approximately $200 million. The Company currently anticipates making a contribution during fiscal 2004 to the primary U.S. qualified pension plan trust in an amount that approximates the 2003 contribution.

      Additional information regarding pension benefits, including the Company’s pension obligation and minimum pension liability adjustment, is contained in Note 13 of the Notes to Consolidated Financial Statements in the Financial Statements.

Other Postretirement Benefits

      The costs and obligations for postretirement benefits other than pension are also actuarially determined and are affected by assumptions, including the discount rate. Changes in the discount rate may affect the recorded amount of the expense in future periods. Effective October 1, 2002, the Company amended its primary U.S. postretirement health care benefit program in order to mitigate the Company’s share of the increasing cost of postretirement health care services. This change reduced the benefit obligation by $86 million. Net periodic benefit cost in 2003 was approximately $29 million compared to $28 million in 2002. Net periodic benefit cost in 2004 is expected to be $23 million, which reflects the full year effect on expense of the October 1, 2002 plan amendment. Additional information regarding postretirement benefits is contained in Note 13 of the Notes to Consolidated Financial Statements in the Financial Statements.

Self-Insurance Liabilities

      The Company’s self-insurance programs include primarily product liability and workers’ compensation. For product liability and workers’ compensation, the Company self-insures from the first dollar of loss up to specified retention levels. Eligible losses in excess of self-insurance retention levels and up to stated limits of liability are covered by policies purchased from third-party insurers. The aggregate self-insurance liability is estimated using the Company’s claims experience and risk exposure levels for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors such as inflationary trends or jury awards. The liability for these self-insurance programs was $51 million at September 30, 2003 and $48 million at September 30, 2002.

Litigation, Claims and Contingencies

      The Company records liabilities for litigation, claims and contingencies when an obligation is probable and when the Company has a basis to reasonably estimate the value of an obligation. The Company also records environmental liabilities based on estimates for known environmental remediation exposures utilizing information received from independent environmental consultants. The liabilities include accruals for sites owned by the Company and third-party sites where the Company was determined to be a potentially responsible party. At third-party sites where more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Company is the only responsible party, a liability is recorded for the total estimated costs of remediation. Future expenditures for environmental remediation obligations are not discounted to their present value. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that remediation procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of the Company’s environmental liabilities may change.

      The liability for environmental matters, net of related receivables, was $29 million at September 30, 2003 and $28 million at September 30, 2002. This includes an adjustment made during the fourth quarter of 2003 to increase the environmental reserve by approximately $5 million due to higher estimated future costs for environmental remediation near the Russellville, Kentucky facility of the Company’s former Measurement and Flow Control business.

      Also during the fourth quarter of 2003, the Company recognized income, reflected in discontinued operations, of approximately $7 million ($4 million after tax) from a favorable determination in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy.

      Additional information regarding litigation, claims and contingencies is contained in Note 19 of the Notes to Consolidated Financial Statements in the Financial Statements. See also Item 3. Legal Proceedings, on page 6 hereof.

Income Taxes

      The Company records a liability for potential tax assessments based on its estimate of the potential exposure. The liability for potential tax assessments may be affected by new laws and new interpretations of laws and rulings by tax authorities, among other reasons. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. During 2002, the Company resolved certain matters from previous years resulting in a $48 million reduction of its income tax provision. Additional information regarding income taxes is contained in Note 18 of the Notes to Consolidated Financial Statements in the Financial Statements.

      The Company has recorded a valuation allowance of $47 million at September 30, 2003 for the majority of its deferred tax assets related to net operating loss carryforwards, capital loss carryforwards and state tax credit carryforwards (Carryforwards). The valuation allowance is based on an evaluation of the uncertainty of the amounts of the Carryforwards that are expected to be realized. An increase to income would result if the Company determines it could utilize more Carryforwards than originally expected.

      At the end of each interim reporting period, the Company estimates the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies. If the actual results are different from the Company’s estimates, adjustments to the effective tax rate may be required in the period such determination is made.

Results of Operations

Summary of Results of Operations

	Year Ended September 30,

	2003	2002	2001

	(in millions)
Sales:
Control Systems	$3,287	$3,060	$3,327
Power Systems	705	716	748
FirstPoint Contact	112	133	150
Other(a)	—	—	60

Total	$4,104	$3,909	$4,285

Segment operating earnings(b):
Control Systems	$398	$324	$425
Power Systems	54	53	39
FirstPoint Contact	1	4	7
Other(a)	—	—	3

Total	453	381	474
Goodwill and purchase accounting items(c)	(27)	(25)	(79)
General corporate — net(a)	(67)	(57)	(53)
Loss on disposition of a business	(8)	—	—
Interest expense	(52)	(66)	(83)
Special charges	—	—	(91)

Income from continuing operations before income taxes and accounting change	299	233	168
Provision for income taxes	(17)	(7)	(43)

Income from continuing operations before accounting change	282	226	125
Income from discontinued operations	4	3	180
Cumulative effect of accounting change(c)	—	(108)	—

Net income	$286	$121	$305

(a)	Other represents the sales and segment operating earnings of Rockwell Science Center through the third quarter of 2001. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate-net.

(b)	Information with respect to the composition of segment operating earnings is contained in Note 20 of the Notes to Consolidated Financial Statements in the Financial Statements.

(c)	Effective October 1, 2001, the Company adopted SFAS 142. As a result of adopting SFAS 142, the Company no longer amortizes goodwill and certain trademarks that have been deemed to have an indefinite useful life, resulting in a decrease in amortization expense in 2002. The 2001 amortization of goodwill and indefinite life trademarks was $56 million. In addition, in 2002 the Company recorded pre-tax charges of $56 million related to a trademark impairment and $73 million related to goodwill impairment in connection with the adoption of SFAS 142. These charges have been recorded as the cumulative effect of accounting change in the amount of $129 million ($108 million after tax, or 58 cents per diluted share). The amount included in goodwill and purchase accounting items in 2003 and 2002 includes amortization expense for acquired intangible assets that have a finite life and depreciation expense for purchase accounting adjustments.

      Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to weak business conditions in recent years, especially in the manufacturing economy, manufacturers have been operating at historically low levels of plant capacity utilization. This condition results in the tendency to defer significant amounts of capital investment until the environment improves. The table below depicts the trend since December 2000 in capacity utilization in the United States, as published by the Federal Reserve, and in manufacturing activity in the United States, as reflected by the purchasing managers’ index (PMI), published by the Institute for Supply Management (ISM). According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

	Capacity
	Utilization
	(Percent)	PMI

Fiscal 2003
September 2003	74.8	53.7
June 2003	74.1	49.8
March 2003	74.8	46.2
December 2002	74.9	55.2
Fiscal 2002
September 2002	76.0	50.7
June 2002	75.9	55.2
March 2002	75.3	54.7
December 2001	74.6	48.5
Fiscal 2001
September 2001	76.0	47.2
June 2001	77.2	43.5
March 2001	79.0	42.5
December 2000	81.1	44.6

2003 Compared to 2002

      Sales were $4,104 million in 2003, an increase of 5 percent compared to $3,909 million in 2002. Three percentage points of the growth was due to the effect of currency translation. Segment operating earnings for 2003 were $453 million, an increase of 19 percent compared to $381 million in 2002. Income from continuing operations before accounting change in 2003 was $282 million, or $1.49 per diluted share, compared to $226 million, or $1.20 per diluted share, in 2002. Net income in 2003 was $286 million, or $1.51 per diluted share, compared to $121 million, or 64 cents per diluted share, in 2002. The 2003 results included a tax benefit of $69 million, or 37 cents per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim. The 2002 results included a tax benefit of $48 million, or 26 cents per diluted share, from the resolution of certain tax matters for the period 1995-1999 and a charge of $129 million ($108 million after tax, or 58 cents per diluted share) related to the adoption of SFAS 142.

Control Systems

      Control Systems’ sales in 2003 were $3,287 million, an increase of 7 percent compared to $3,060 million in 2002. More than 3 percentage points of the sales increase was due to the favorable impact of currency translation, primarily resulting from the relative strength of the euro to the U.S. dollar. Sales outside of the U.S. increased 18 percent (9 percent excluding currency translation) (see Supplemental Sales Information on page 27) and U.S. sales increased 1 percent. The Company’s Logix and Process Solutions businesses each grew approximately 30 percent over 2002. The Company’s Global Manufacturing Solutions business grew approximately 5 percent over 2002.

      Segment operating earnings were $398 million in 2003, an increase of 23 percent compared to $324 million in 2002. The increase was due to higher volume and the continuing benefits of cost reduction actions. Control Systems’ return on sales in 2003 was 12.1 percent compared to 10.6 percent in 2002.

     Power Systems

      Power Systems’ sales in 2003 were $705 million compared to $716 million in 2002. Mechanical sales increased 3 percent while Electrical sales decreased 5 percent. Segment operating earnings were $54 million in 2003 compared to $53 million in 2002. Segment operating earnings remained relatively stable despite the decrease in sales due to savings from cost reduction efforts. Power Systems’ return on sales was 7.7 percent in 2003 compared to 7.4 percent in 2002.

     FirstPoint Contact

      FirstPoint Contact’s sales in 2003 were $112 million compared to $133 million in 2002. The decrease was primarily due to lower customer capital spending for telecommunications products. Segment operating earnings were $1 million in 2003 compared to $4 million in 2002. Included in 2003 results is a charge of $2 million related to a workforce reduction. Included in 2002 results were charges of $4 million related to severance and an asset impairment.

     General Corporate — Net

      General corporate expenses were $67 million in 2003 compared to $57 million in 2002. Expense in 2003 included a charge of $5 million due to higher estimated future costs for environmental remediation near the Russellville, Kentucky facility of the Company’s former Measurement and Flow Control business. 2002 included $9 million of income related to the settlement of intellectual property matters. Excluding these amounts, corporate expenses decreased in 2003 as a result of lower corporate staff costs and an increase of approximately $2 million in earnings from the Company’s investment in RSC.

     Loss on Disposition of a Business

      In the second quarter of 2003, the Company sold a majority of its ownership interest in REJ resulting in a loss of approximately $8 million ($3 million after tax, or 1 cent per diluted share). The after-tax loss on the sale included a $2 million benefit resulting from the Company’s ability to utilize capital loss carryforwards for which a valuation allowance had been previously provided. The cash proceeds from the transaction totaled approximately $10 million.

     Interest Expense

      Interest expense was $52 million in 2003 compared to $66 million in 2002. The decrease was the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003, the benefit of an interest rate swap (see Note 9 in the Notes to Consolidated Financial Statements) and lower average short-term borrowings.

     2002 Compared to 2001

      Sales were $3,909 million in 2002 compared to $4,285 million in 2001. Income from continuing operations before accounting change in 2002 was $226 million, or $1.20 per diluted share, compared to $125 million, or 68 cents per diluted share, in 2001. The 2002 results from continuing operations include a reduction in the income tax provision of $48 million, or 26 cents per diluted share, from the favorable resolution of certain tax matters. In 2001, income from continuing operations before accounting change included amortization of goodwill and certain other intangible assets of $56 million ($47 million after tax, or 25 cents per diluted share), as well as special charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with realignment actions and income of $18 million ($12 million after tax, or 6 cents per diluted share) resulting from the favorable settlement of an intellectual property matter and a reduction in the income tax provision of $22 million, or 12 cents per diluted share, from the favorable resolution of certain tax matters. Goodwill and certain trademarks deemed to have an indefinite life are no longer amortized under SFAS 142.

     Control Systems

      Control Systems’ sales in 2002 were $3,060 million compared to $3,327 million in 2001. The decrease was primarily the result of continued depressed market conditions for automation products. Sales in the U.S declined 9 percent in 2002, while sales outside of the U.S. declined 6 percent (4 percent excluding currency translation), primarily as a result of a 7 percent decline in Europe (9 percent excluding currency translation). Despite the overall sales decline, sales of Logix integrated architecture products increased 31 percent. Sales in the Global Manufacturing Solutions business increased 6 percent over 2001 driven by increases in process and engineering solutions sales and the acquisition of Propack.

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

     FirstPoint Contact

      FirstPoint Contact’s sales in 2002 were $133 million compared to $150 million in 2001. The decline was primarily due to decreased customer capital spending for telecommunications products. Segment operating earnings were $4 million in 2002 compared to $7 million in 2001. Included in the 2002 results are charges of $4 million related to severance and an asset impairment.

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

     Interest Expense

      Interest expense decreased to $66 million in 2002 from $83 million in 2001. The decrease was due to lower weighted-average short-term borrowings and lower commercial paper borrowing rates in 2002. The Company used commercial paper in the second quarter of 2001 to fund an acquisition by Rockwell Collins. In the third quarter of 2001, the Company received a special payment of $300 million from Rockwell Collins which was used to repay commercial paper borrowings.

     Special Charges

      In 2001, the Company recorded charges of $91 million ($60 million after tax, or 32 cents per diluted share) for costs associated with a realignment of its operations to reduce costs in response to the continued decline in demand in industrial markets. Total cash expenditures related to the realignment actions will approximate $50 million, of which substantially all had been spent as of September 30, 2003. The special charges were related to the business segments as follows: Control Systems, $76 million; Power Systems, $5 million; and Corporate, $10 million. See Note 14 in the Notes to Consolidated Financial Statements in the Financial Statements.

     Discontinued Operations

      Discontinued operations in 2003 are a benefit of $7 million ($4 million after tax, or 2 cents per diluted share) from a favorable determination in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy.

      Discontinued operations in 2002 related to a net benefit of $3 million for the resolution of certain obligations related to two discontinued businesses.

      On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company. In connection with the spinoff, all outstanding shares of common stock of Rockwell Collins were distributed to Rockwell Automation shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell Automation share. At the time of the spinoff, Rockwell Collins made a special payment to the Company of $300 million. The Company recorded a decrease to shareowner’s equity for the net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company). Included in 2001 income from discontinued operations was $21 million of costs related to the spinoff.

     Rockwell Scientific Company LLC

      Since June 29, 2001, the Company and Rockwell Collins each have owned 50 percent of RSC. Results of Rockwell Science Center are included in continuing operations through the third quarter of 2001. Sales of Rockwell Science Center for the first nine months of 2001 were $60 million. Segment operating earnings were $3 million for the first nine months of 2001. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate-net.

     Acquisitions

      See Note 2 in the Notes to Consolidated Financial Statements for information regarding acquisitions.

     Income Taxes

      During 2003, the Company recognized in earnings a net tax benefit of $69 million related to a U.S. federal research and experimentation credit refund claim and a tax benefit of approximately $2 million as a result of the Company’s ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize the capital loss carryforwards was the result of the sale of a majority of the Company’s ownership in REJ which took place in 2003. The full year effective tax rate for 2003 was approximately 6 percent, including the effect of the research and experimentation settlement (23 percent benefit) and the REJ transaction (1 percent benefit). See Note 18 in the Notes to Consolidated Financial Statements in the Financial Statements. Management believes that the effective income tax rate in 2004 will be approximately 30 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or reported net of their related tax effects.

      During 2002, the Company resolved certain tax matters for the period of 1995-1999, resulting in a $48 million reduction in its income tax provision. Including the effect of this reduction, the effective income tax rate for 2002 was 3 percent.

     Outlook for 2004

      Customer demand has strengthened since early September 2003 and management has begun to see a broad improvement across the Company’s markets. Management is confident that these early signs are indicative of an emerging upward trend and is optimistic that this trend will be sustainable. Until further evidence emerges, management is planning for revenue growth in 2004 in the mid-single digits and expects diluted earnings per share in 2004 in the range of $1.35 to $1.45.

Financial Condition

      The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table (in millions):

	Year Ended September 30,

	2003	2002	2001

Cash provided by (used for):
Operating activities	$436	$476	$335
Investing activities	(133)	(175)	153
Financing activities	(335)	(97)	(197)
Effect of exchange rate changes on cash	(31)	—	9

Cash (used for) provided by continuing operations	$(63)	$204	$300

      The following table summarizes free cash flow (in millions):

Cash provided by operating activities	$436	$476	$335
Capital expenditures	(109)	(104)	(157)

Free cash flow	$327	$372	$178

      The Company’s definition of free cash flow takes into consideration capital investment required to maintain the operations of the Company and execute its strategy. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company. The Company’s definition of free cash flow may be different from definitions used by other companies.

      Free cash flow was $327 million for the year ended September 30, 2003 compared to $372 million for the year ended September 30, 2002. The decrease in free cash flow was in part the result of a $50 million voluntary contribution made to the Company’s primary U.S. qualified pension plan trust in June 2003 compared to the $24 million contribution made in 2002 related to the spinoff of Rockwell Collins. Capital expenditures in 2003 were $109 million compared to $104 million in 2002. Capital expenditures in 2004 are expected to be $125 million to $135 million, but will depend ultimately on business conditions.

      The Company acquired Weidmüller Holding AG’s North American business and Interwave Technology, Inc. during 2003 for approximately $26 million (see Note 2 in the Notes to Consolidated Financial Statements for a discussion of the businesses). During 2002, the Company acquired four businesses for approximately $71 million.

      The Company elects to utilize commercial paper as its principal source of short-term financing. At September 30, 2003 and 2002, the Company had no commercial paper borrowings outstanding. During the year ended September 30, 2003, the Company had weighted average borrowings of $27 million under its commercial paper program at interest rates ranging from 1.1 percent to 1.4 percent. During the year ended September 30, 2002, the Company had weighted average borrowings of $68 million under its commercial paper program at interest rates ranging from 1.8 percent to 2.7 percent.

      In April 2003, the Company’s $150 million principal amount of 6.80% notes were retired at maturity using a combination of cash on hand and commercial paper borrowings.

      The Company repurchased approximately 5.6 million shares of its common stock at a cost of approximately $128 million in 2003, which included repurchases of approximately 70,000 shares at a cost of approximately $1.6 million under a voluntary program that provided shareowners owning fewer than 100 shares of common stock the opportunity to sell all of their shares of common stock to the Company without paying a commission. At September 30, 2003, the Company had approximately $177 million remaining for stock repurchases under existing board authorizations. The Company did not repurchase any shares in 2002. The Company anticipates repurchasing stock in 2004, the amount of which will depend ultimately on business conditions and other cash requirements.

      Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the Company’s pension plans. Additional information regarding pension contributions is contained in MD&A on page 15 hereof. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, a new issue of debt or issuance of other securities.

      In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s debt-to-total-capital ratio was 32.7 percent at September 30, 2003 and 36.6 percent at September 30, 2002.

      As of September 30, 2003, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, with $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. During October 2003, the Company entered into a new $337.5 million credit facility expiring in October 2004. Outstanding commercial paper balances, if any, reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facilities contain a covenant under which the Company would be in default if the Company’s debt to capital ratio were to exceed 60 percent. In addition to the $675 million credit facilities, short-term unsecured credit facilities available to foreign subsidiaries amounted to $121 million at September 30, 2003.

      The following is a summary of the Company’s credit ratings as of September 30, 2003:

	Short-Term		Long-Term

Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Negative*	A	Negative*
Moody’s	P-2	Stable	A3	Negative
Fitch Ratings	F1	Stable	A	Stable

*	Standard & Poor’s changed its outlook to “Negative” in April 2003 due to its concerns about the Company’s exposure to unfunded postretirement benefit liabilities, including defined benefit pension and retiree medical liabilities.

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

      Cash dividends to shareowners were $122 million, or $0.66 per share, in 2003 and 2002. Prior to the spinoff of Rockwell Collins, the Company paid quarterly cash dividends, which, on an annual basis, equaled $1.02 per share. Since the spinoff of Rockwell Collins, the Company has paid quarterly cash dividends which, on an annual basis, equal $0.66 per share. Although declaration and payment of dividends by the Company are at the sole discretion of the Company’s board of directors, the Company expects to pay quarterly dividends in 2004 which, on an annual basis, are expected to equal $0.66 per share.

      Certain of the Company’s contractual cash obligations at September 30, 2003 are summarized as follows:

		Payments by Period

	Total	2004	2005	2006	2007	2008	Thereafter

Short-term debt(a)	$9	$9	$—	$—	$—	$—	$—
Long-term debt(b)	800	—	—	—	—	350	450
Minimum operating lease payments	214	48	38	29	25	17	57
Purchase commitment(c)	47	21	21	5	—	—	—

Total	$1,070	$78	$59	$34	$25	$367	$507

(a)	Short-term debt includes $8 million of industrial development revenue bonds which the Company expects to repay in January 2004 (prior to maturity).

(b)	Long-term debt excludes the unamortized discount of $46 million and the $10 million fair value adjustment recorded for an interest rate swap as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

(c)	In connection with the sale of a Power Systems business in 2000, the Company entered into a supply agreement with the buyer of the business. The agreement requires minimum purchases by the Company of approximately $21 million per year through December 31, 2005. In the event that purchases are less than $21 million in a given year, the Company may incur penalties which are 25 percent of the amount by which the actual purchases were less than the contractual minimum for the period. Based upon current estimates of future purchases, management does not believe that any penalties payable under the terms of the agreement would be material to the Company’s business or financial condition. For additional information on the supply agreement, see Note 19 of the Notes to Consolidated Financial Statements in the Financial Statements.

      At September 30, 2003, the Company guaranteed the performance of Conexant related to a $60 million lease obligation. The lease obligation is secured by the real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company receives $250,000 per quarter from Conexant through December 31, 2003. The guarantee expires in 2005.

      At September 30, 2003, the Company and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum payments under the lease are approximately $6 million. The lease agreement has a term which ends in December 2011. In addition, the Company shares equally with Rockwell Collins in providing a $4 million line of credit to RSC, which bears interest at the greater of the Company’s or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2003 and 2002, there were no outstanding borrowings under this line of credit.

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

Interest Rate Risk

      In addition to cash provided by normal operating activities, the Company utilizes a combination of short-term and long-term debt to finance operations. The Company is exposed to interest rate risk on certain of these debt obligations.

      The Company’s short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2003 and 2002, the Company had no commercial paper borrowings outstanding. During 2003, the weighted average commercial paper borrowings were $27 million compared to $68 million in 2002. There were no bank borrowings outstanding at September 30, 2003. At September 30, 2002, the carrying value of bank borrowings was $10 million. The Company’s results of operations are affected by changes in market interest rates on commercial paper borrowings. If market interest rates would have averaged 10 percent higher than actual levels in either 2003 or 2002, the effect on the Company’s results of operations would not have been material. The fair values of these obligations approximated their carrying values at September 30, 2002, and would not have been materially affected by changes in market interest rates.

      The Company had outstanding fixed rate long-term debt obligations with carrying values of $773 million at September 30, 2003 and $919 million at September 30, 2002. The fair value of this debt was $844 million at September 30, 2003 and $976 million at September 30, 2002. The potential loss in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. The Company currently has no plans to repurchase its outstanding fixed-rate instruments other than $8 million of industrial development revenue bonds which the Company expects to repay in January 2004 (prior to maturity) and, therefore, fluctuations in market interest rates would not have an effect on the Company’s results of operations or shareowners’ equity.

      In September 2002, the Company entered into an interest rate swap contract which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.52 percent at September 30, 2003. A hypothetical 10 percent change in market interest rates would not be material to the overall fair value of the swap or the Company’s results of operations.

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

      At September 30, 2003 and 2002, the Company had outstanding foreign currency forward exchange contracts primarily consisting of contracts to exchange the euro, pound sterling, Canadian dollar and Swiss franc. The use of these contracts allows the Company to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to the financial condition, results of operations or shareowners’ equity of the Company.

Recently Adopted Accounting Standards

      See Note 1 in the Notes to Consolidated Financial Statements regarding recently adopted accounting standards.

Supplemental Sales Information

      The following is a reconciliation for the Control Systems segment of reported sales to sales excluding currency translation (which is a non-GAAP measure):

	Year Ended September 30, 2003			Year Ended September 30, 2002

			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation

US	$1,893	$—	$1,893	$1,875	$—	$1,875
Canada	268	(20)	248	227	6	233
Europe, Middle East, Africa	669	(99)	570	552	(9)	543
Asia-Pacific	326	(17)	309	273	2	275
Latin America	131	34	165	133	27	160

Total Control Systems Sales	$3,287	$(102)	$3,185	$3,060	$26	$3,086

      The following is a reconciliation for the Company of reported sales to sales excluding currency translation (which is a non-GAAP measure):

	Year Ended September 30, 2003			Year Ended September 30, 2002

			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation

US	$2,613	$—	$2,613	$2,629	$—	$2,629
Canada	305	(22)	283	265	7	272
Europe, Middle East, Africa	711	(104)	607	591	(10)	581
Asia-Pacific	333	(18)	315	279	2	281
Latin America	142	35	177	145	28	173

Total Sales	$4,104	$(109)	$3,995	$3,909	$27	$3,936

      The effect of currency translation is determined by translating the respective period sales data using the same exchange rates as the preceding year. Management believes sales excluding currency translation provides useful information to investors since it reflects regional performance from the Company’s activities without the effect of changes in currency rates, which is outside the control of management. Management uses sales excluding currency translation to monitor and evaluate the Company’s regional performance.

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

      The information with respect to the Company’s market risk is contained under the caption Quantitative and Qualitative Disclosures About Market Risk in MD&A on page 25 hereof.

Item 8.     Consolidated Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,

	2003	2002

Assets
Current Assets
Cash and cash equivalents	$226	$289
Receivables	684	645
Inventories	542	557
Deferred income taxes	164	157
Other current assets	120	109

Total current assets	1,736	1,757

Property	925	988
Goodwill	798	778
Other intangible assets	344	346
Other assets	183	137

Total	$3,986	$4,006

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$9	$162
Accounts payable	327	325
Compensation and benefits	171	161
Income taxes payable	15	44
Other current liabilities	298	274

Total current liabilities	820	966

Long-term debt	764	767
Retirement benefits	657	381
Deferred income taxes	37	140
Other liabilities	121	143

Commitments and contingent liabilities (Note 19)

Shareowners’ Equity
Common stock (shares issued: 216.4)	216	216
Additional paid-in capital	1,008	987
Retained earnings	2,143	2,165
Accumulated other comprehensive loss	(344)	(194)
Common stock in treasury, at cost (shares held: 2003, 30.8; 2002, 30.6)	(1,436)	(1,565)

Total shareowners’ equity	1,587	1,609

Total	$3,986	$4,006

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30,

	2003	2002	2001

Sales	$4,104	$3,909	$4,285
Cost of sales	(2,752)	(2,674)	(3,037)

Gross profit	1,352	1,235	1,248

Selling, general and administrative expenses	(1,007)	(953)	(1,041)
Other income (expense)	6	17	44
Interest expense	(52)	(66)	(83)

Income from continuing operations before income taxes and cumulative effect of accounting change	299	233	168
Income tax provision (Note 18)	(17)	(7)	(43)

Income from continuing operations before cumulative effect of accounting change	282	226	125
Income from discontinued operations (Note 15)	4	3	180
Cumulative effect of accounting change (Note 3)	—	(108)	—

Net income	$286	$121	$305

Basic earnings per share:
Continuing operations before accounting change	$1.52	$1.22	$0.69
Discontinued operations	0.02	0.02	0.98
Cumulative effect of accounting change	—	(0.58)	—

Net income	$1.54	$0.66	$1.67

Diluted earnings per share:
Continuing operations before accounting change	$1.49	$1.20	$0.68
Discontinued operations	0.02	0.02	0.97
Cumulative effect of accounting change	—	(0.58)	—

Net income	$1.51	$0.64	$1.65

Average outstanding shares:
Basic	185.4	184.9	182.9

Diluted	190.1	188.8	185.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30,

	2003	2002	2001

Continuing Operations:
Operating Activities:
Income from continuing operations before accounting change	$282	$226	$125
Adjustments to arrive at cash provided by operating activities:
Depreciation	172	184	196
Amortization of intangible assets	26	22	76
Tax benefit from research and experimentation credit refund claim	(69)	—	—
Retirement benefit expense	71	53	32
Pension trust contributions	(66)	(36)	(5)
Deferred income taxes	27	(14)	2
Net loss (gain) on dispositions of property and businesses (Note 17)	12	3	(6)
Special charges (Note 14)	—	—	91
Income tax benefit from the exercise of stock options	21	6	14
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(9)	70	33
Inventories	26	53	(3)
Accounts payable	7	(26)	(86)
Compensation and benefits	6	(30)	(52)
Income taxes	(33)	14	(37)
Other assets and liabilities	(37)	(49)	(45)

Cash Provided by Operating Activities	436	476	335

Investing Activities:
Capital expenditures	(109)	(104)	(157)
Acquisitions of businesses, net of cash acquired	(26)	(71)	(6)
Special payment from Rockwell Collins (Note 1)	—	—	300
Other investing activities	2	—	16

Cash (Used for) Provided by Investing Activities	(133)	(175)	153

Financing Activities:
Repayments of debt	(153)	—	(8)
Cash dividends	(122)	(122)	(170)
Purchases of treasury stock	(128)	—	(63)
Proceeds from the exercise of stock options	70	25	44
Other financing activities	(2)	—	—

Cash Used for Financing Activities	(335)	(97)	(197)

Effect of exchange rate changes on cash	(31)	—	9

Cash (Used for) Provided by Continuing Operations	(63)	204	300
Cash Used for Discontinued Operations	—	(36)	(349)

(Decrease) Increase in Cash	(63)	168	(49)
Cash and Cash Equivalents at Beginning of Year	289	121	170

Cash and Cash Equivalents at End of Year	$226	$289	$121

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

	Year Ended September 30,

	2003	2002	2001

Common Stock (no shares issued during years)	$216	$216	$216

Additional Paid-In Capital
Beginning balance	987	981	967
Shares delivered under incentive plans	21	6	14

Ending balance	1,008	987	981

Retained Earnings
Beginning balance	2,165	2,242	3,363
Net income	286	121	305
Cash dividends (per share: 2003 and 2002, $0.66; 2001, $0.93)	(122)	(122)	(170)
Shares delivered under incentive plans	(186)	(85)	(53)
Spinoff of Rockwell Collins (Note 1)	—	9	(1,203)

Ending balance	2,143	2,165	2,242

Accumulated Other Comprehensive Loss
Beginning balance	(194)	(162)	(166)
Other comprehensive loss	(150)	(32)	(26)
Spinoff of Rockwell Collins (Note 1)	—	—	30

Ending balance	(344)	(194)	(162)

Restricted Stock Compensation
Beginning balance	—	(1)	(2)
Compensation expense	—	1	1

Ending balance	—	—	(1)

Treasury Stock
Beginning balance	(1,565)	(1,676)	(1,709)
Purchases	(128)	—	(63)
Shares delivered under incentive plans	257	111	96

Ending balance	(1,436)	(1,565)	(1,676)

Total Shareowners’ Equity	$1,587	$1,609	$1,600

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,

	2003	2002	2001

Net income	$286	121	$305
Other comprehensive loss:
Minimum pension liability adjustments (net of tax benefit of $(108), $(15) and $(2))	(170)	(29)	(4)
Currency translation adjustments (net of tax expense (benefit) of $25, $4, and $(2))	35	6	(15)
Net unrealized losses on cash flow hedges (net of tax benefit of $(9), $(4) and $(4))	(15)	(8)	(7)
Unrealized losses on investment securities	—	(1)	—

Other comprehensive loss	(150)	(32)	(26)

Comprehensive income	$136	$89	$279

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Accounting Policies

Basis of Presentation

      Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to the continuing operations of Rockwell Automation, Inc. (the Company or Rockwell Automation). Certain prior year amounts have been reclassified to conform to the current year presentation.

      On June 29, 2001, the Company completed the spinoff of its Rockwell Collins avionics and communications business and certain other assets and liabilities into an independent, separately traded, publicly held company (the Spinoff). In connection with the Spinoff, all outstanding shares of common stock of Rockwell Collins, Inc. (Rockwell Collins) were distributed to Rockwell Automation shareowners on the basis of one Rockwell Collins share for each outstanding Rockwell Automation share. At the time of the Spinoff, Rockwell Collins made a special payment to the Company of $300 million. The net assets of Rockwell Collins as of June 29, 2001 of approximately $1.2 billion (including $300 million of debt incurred to make the special payment to the Company) were recorded as a decrease to shareowners’ equity.

Consolidation

      The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries over which the Company has a controlling financial interest. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; impairment of long-lived assets; product warranty obligations; retirement benefits; self-insurance liabilities; litigation, claims and contingencies, including environmental matters; and income taxes.

Revenue Recognition

      Sales are generally recorded when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured.

      Contracts and customer purchase orders are generally used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history.

      The Company records accruals for customer returns, rebates and incentives at the time of shipment based upon historical experience. Changes in such accruals may be required if future returns, rebates and incentives differ from historical experience. Rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales for products or services to be provided.

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

Receivables

      Receivables are stated net of allowances for doubtful accounts of $28 million at September 30, 2003 and $45 million at September 30, 2002. The decrease in the allowance balance primarily relates to the writeoff of a $9 million distributor receivable and $3 million of account collections for which an allowance had previously been provided. The remainder of the decrease resulted from the Company’s regular review of the allowance, considering such factors as historical experience, credit quality, and age of the accounts receivable balances. In addition, receivables are stated net of an allowance for certain customer rebates and incentives of $5 million at September 30, 2003 and $6 million at September 30, 2002.

Inventories

      Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or average methods. Market is determined on the basis of estimated realizable values.

Property

      Property is stated at cost. Depreciation of property is provided generally using straight-line and accelerated methods over 15 to 40 years for buildings and improvements and 3 to 14 years for machinery and equipment. Significant renewals and enhancements are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

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

      Since October 1, 2001 upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized but instead are reviewed for impairment and any excess in carrying value over the estimated fair value is charged to results of operations. Distributor networks, computer software products, patents, and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally ranging from 3 to 40 years.

Impairment of Long-Lived Assets

      The Company evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. If an asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Management determines fair value using discounted future cash flow analysis or other accepted valuation techniques.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

      The Company performed its annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2003 and concluded that no impairments existed other than as a result of the sale of a majority of the Company’s ownership interest in Reliance Electric Limited Japan (REJ) (see Note 17).

Investments

      Investments in affiliates over which the Company has the ability to exert significant influence but does not control, including Rockwell Scientific Company LLC (RSC), are accounted for using the equity method of accounting. Accordingly, the Company’s proportional share of the respective affiliate’s earnings or losses are included in other income (expense) in the Consolidated Statement of Operations. Investments in affiliates over which the Company does not have the ability to exert significant influence are accounted for using the cost method of accounting. These affiliated companies are not material individually or in the aggregate to Rockwell Automation’s financial position, results of operations or cash flows.

Derivative Financial Instruments

      The Company uses derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. Foreign currency forward exchange contracts are used to offset changes in the amount of future cash flows associated with intercompany transactions generally forecasted to occur within one year (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Interest rate swap contracts are periodically used to manage the balance of fixed and floating rate debt. The Company’s accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is the policy of the Company to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

Foreign Currency Translation

      Assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates at the end of the respective period. Sales, costs and expenses are translated at average exchange rates effective during the respective period. Foreign currency translation adjustments are included as a component of accumulated other comprehensive loss. Currency transaction gains and losses are included in the results of operations in the period incurred.

Research and Development Expenses

      Research and development (R&D) costs are expensed as incurred and were $130 million in 2003, $131 million in 2002 and $158 million in 2001. R&D expenses are included in cost of sales in the Consolidated Statement of Operations.

      Customer-funded R&D was $61 million in 2001 and related primarily to the Company’s formerly wholly-owned (now 50 percent owned) subsidiary, Rockwell Science Center. Customer-funded R&D was not material in 2003 and 2002.

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

shares outstanding during the year. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation. There were no shares excluded from the diluted EPS calculation for the year ended September 30, 2003. For the years ended September 30, 2002 and 2001, options for 4.0 million and 5.9 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

Stock-Based Compensation

      The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates; therefore no compensation expense is recognized in connection with stock options granted to employees. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards in each year:

	2003	2002	2001

Net income, as reported	$286	$121	$305
Pro forma compensation expense, net of tax	(5)	(6)	(34)

Pro forma net income	$281	$115	$271

Earnings per share:
Basic — as reported	$1.54	$0.66	$1.67

Basic — pro forma	$1.52	$0.63	$1.48

Diluted — as reported	$1.51	$0.64	$1.65

Diluted — pro forma	$1.48	$0.61	$1.46

      The 2001 pro forma net income includes $6 million ($4 million after tax, or 2 cents per diluted share) of pro forma compensation expense related to the spinoff of Rockwell Collins. The pro forma effect of stock options on net income for 2003 may not be indicative of the pro forma effect on net income in future years.

      The per share weighted average fair value of options granted was $2.98 in 2003, $2.99 in 2002 and $8.79 in 2001. The per share weighted average fair value of options granted in 2001 has not been restated to reflect the Spinoff.

      The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

	2003	2002	2001

				Collins
				Spinoff
	Grants	Grants	Grants	Adjustment

Average risk-free interest rate	2.59%	4.01%	5.76%	4.73%
Expected dividend yield	4.22%	3.76%	2.29%	1.77%
Expected volatility	0.30	0.30	0.33	0.35
Expected life (years)	5	5	5	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

Environmental Matters

      The Company records accruals for environmental matters in the period in which its responsibility is probable and the cost can be reasonably estimated. Revisions to the accruals are made in the periods in which the estimated costs of remediation change. At environmental sites in which more than one potentially responsible party has been identified, the Company records a liability for its estimated allocable share of costs related to its involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites in which the Company is the only responsible party, the Company records a liability for the total estimated costs of remediation. Future expenditures for environmental remediation obligations are not discounted to their present value. If recovery from insurers or other third parties is determined to be probable, the Company records a receivable for the estimated recovery.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN 45 in 2003.

      In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 establishes criteria to determine whether an arrangement that contains multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated among the separate units. EITF 00-21 was effective for arrangements entered into after June 30, 2003.

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

      The adoption of SFAS 146, FIN 45, EITF 00-21 and FIN 46 had no effect on the Company’s financial position, results of operations or shareowners’ equity.

2.	Acquisitions of Businesses

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions of Businesses — (Continued)

      In February 2003, the Company’s Control Systems segment acquired substantially all of the assets and assumed certain liabilities of Interwave Technology, Inc., a consulting integrator focusing on manufacturing solutions. The acquisition expands the Company’s Manufacturing Information Solutions capability and accelerates its ability to integrate real-time information between customers’ manufacturing plant floors and business systems.

      The aggregate cash purchase price of the businesses acquired in 2003 was approximately $26 million. The Company would be required to make additional cash payments if certain future operating performance criteria are met by the acquired businesses. Management believes that these additional cash payments, if any, would be recorded as goodwill and would not have a material effect on the Company’s financial position, results of operations or shareowners’ equity. Assets acquired and liabilities assumed have been recorded at estimated fair values. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill. See Note 3 for goodwill and intangible assets acquired in connection with these acquisitions.

      In September 2002, the Company’s Control Systems segment acquired the engineering services and system integration assets of SPEL, spol. s.r.o. The acquisition accelerated the establishment of the Company as a complete solution provider in Central Europe and it also strategically located the Company in a region with future growth opportunities.

      In May 2002, the Company’s Control Systems segment acquired the assets and assumed certain liabilities of the controller division of Samsung Electronics Company Limited’s Mechatronics business (the Controller Division). The Company combined its existing Korean business with the Controller Division to form a new business that operates under the name Rockwell Samsung Automation and creates technologies for the design and development of automation products. The acquisition expanded the Company’s existing operations in Korea, furthered the Company’s design and product development capabilities and supported future commercial and operational expansion in the Asia Pacific region.

      In March 2002, the Company’s Control Systems segment acquired all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries. The acquisition broadened the Company’s position in the pharmaceuticals market, enhanced the Company’s Process Solutions business and enabled the Company to expand its reach into the manufacturing information markets.

      In January 2002, the Company’s Control Systems segment acquired all of the stock of Tesch GmbH, an electronic products and safety relay manufacturer, expanding the Company’s machine safety product and research and development capabilities.

      The aggregate cash purchase price of the businesses acquired in 2002, of which the majority related to the acquisition of Propack, was approximately $71 million. In connection with the Controller Division transaction, the Company would be required to make additional cash payments if certain future operating performance criteria are met by the acquired business. Management believes that these additional cash payments, if any, would be recorded as goodwill and would not have a material effect on the Company’s financial position, results of operations or shareowners’ equity. Assets acquired and liabilities assumed have been recorded at fair values. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill. See Note 3 for goodwill and intangible assets acquired in connection with these acquisitions.

      Amounts recorded for liabilities assumed in connection with these acquisitions were $1 million in 2003 and $6 million in 2002.

      These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the Consolidated Statement of Operations since their respective dates of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions of Businesses — (Continued)

acquisition. Pro forma financial information and allocation of the purchase price is not presented as the combined effect of these acquisitions was not material to the Company’s results of operations or financial position.

3.     Goodwill and Other Intangible Assets

      In connection with the adoption of SFAS 142 in 2002, management determined that the Company’s Allen-Bradley, Reliance and Dodge trademarks have indefinite useful lives. Accordingly, management performed a transitional intangible asset impairment test which resulted in an impairment charge of $56 million ($35 million after tax, or 19 cents per diluted share) related to the Reliance trademark used primarily by Power Systems. The impairment charge represents the excess of the carrying amount of the trademark over its estimated fair value as determined by management, with the assistance of independent valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to the Company resulting from owning rather than licensing the trademark.

      Also in connection with the adoption of SFAS 142, the Company completed a transitional goodwill impairment test during 2002. As a result, an impairment charge of $73 million (before and after tax, or 39 cents per diluted share) was recorded related to goodwill at a Power Systems reporting unit. The fair value of the reporting unit was estimated using a combination of valuation techniques, including the present value of expected future cash flows and historical valuations of comparable businesses.

      The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS 142 utilizes a fair value approach. The trademark impairment charge and the goodwill impairment charge discussed above are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets. These charges have been recorded as the cumulative effect of accounting change in the amount of $129 million ($108 million after tax, or 58 cents per diluted share) as of October 1, 2001 in the accompanying Consolidated Statement of Operations.

      The changes in the carrying amount of goodwill for the years ended September 30, 2002 and 2003 are as follows (in millions):

	Control	Power
	Systems	Systems	Total

Balance as of September 30, 2001	$582	$226	$808
Goodwill acquired (Note 2)	49	—	49
Impairment charge	—	(73)	(73)
Translation and other	—	(6)	(6)

Balance as of September 30, 2002	631	147	778

Goodwill acquired (Note 2)	11	—	11
Translation and other	11	(2)	9

Balance as of September 30, 2003	$653	$145	$798

      Other includes adjustments to goodwill for the resolution of tax matters relating to tax returns filed by Reliance Electric Company (Reliance) prior to its acquisition by Rockwell Automation in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

      The results for periods prior to adoption of SFAS 142 have not been restated. The following table reconciles the reported income from continuing operations before accounting change, net income and earnings per share to that which would have resulted for the year ended September 30, 2001 if SFAS 142 had been adopted effective October 1, 2000 (in millions, except per share amounts):

Income from continuing operations before accounting change, as reported	$125
Goodwill amortization, net of tax	41
Trademark amortization, net of tax	6

Pro forma income from continuing operations before accounting change	$172

Net income	305
Goodwill amortization, net of tax	51
Trademark amortization, net of tax	6

Pro forma net income	$362

Basic earnings per share:
Income from continuing operations before accounting change:
As reported	$0.69

Pro forma	$0.95

Net income:
As reported	$1.67

Pro forma	$1.99

Diluted earnings per share:
Income from continuing operations before accounting change:
As reported	$0.68

Pro forma	$0.93

Net income:
As reported	$1.65

Pro forma	$1.95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

      Other intangible assets at September 30, 2003 and September 30, 2002 consisted of the following (in millions):

	September 30, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$118	$80	$38
Computer software products	121	54	67
Patents	40	35	5
Other	92	69	23

Total amortized intangible assets	371	238	133
Unamortized intangible assets	293	82	211

Total	$664	$320	$344

	September 30, 2002

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$115	$75	$40
Computer software products	100	38	62
Patents	40	34	6
Other	83	65	18

Total amortized intangible assets	338	212	126
Unamortized intangible assets	302	82	220

Total	$640	$294	$346

      Computer software products amortization expense was approximately $17 million in 2003, approximately $14 million in 2002 and approximately $11 million in 2001.

      Unamortized intangible assets consist of trademarks which have been determined to have an indefinite life. The change in the carrying amount of unamortized intangible assets for the year ended September 30, 2003 relates to an impairment resulting from the sale of a majority of the Company’s ownership interest in REJ (see Note 17).

      Estimated amortization expense is $26 million in 2004, $22 million in 2005, $19 million in 2006, $19 million in 2007 and $18 million in 2008.

      In connection with the acquisitions in 2003 (see Note 2), the Company acquired $4 million of intangible assets, of which $3 million was assigned to distributor networks. The weighted-average amortization period for the intangible assets acquired in 2003 is approximately 5 years.

      In connection with the acquisitions in 2002 (see Note 2), the Company acquired $12 million of intangible assets, of which $9 million was assigned to computer software products. The weighted-average amortization period for the intangible assets acquired in 2002 is approximately 5 years and the amortization period for computer software products acquired in 2002 is 6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

      Inventories are summarized as follows (in millions):

	September 30,

	2003	2002

Finished goods	$206	$209
Work in process	138	142
Raw materials, parts, and supplies	198	206

Inventories	$542	$557

      Inventories are reported net of the allowance for excess and obsolete inventory of $56 million at September 30, 2003 and $53 million at September 30, 2002.

5.	Property

      Property is summarized as follows (in millions):

	September 30,

	2003	2002

Land	$36	$40
Buildings and improvements	507	505
Machinery and equipment	1,611	1,596
Construction in progress	48	40

Total	2,202	2,181
Less accumulated depreciation	1,277	1,193

Property	$925	$988

6.	Short-Term Debt

      Short-term debt consists of the following (in millions):

	September 30,

	2003	2002

Short-term bank borrowings	$—	$10
Current portion of long-term debt	9	152

Short-term debt	$9	$162

      Included in the current portion of long-term debt at September 30, 2003 was $8 million of industrial development revenue bonds which the Company expects to repay in January 2004 (prior to maturity). Included in the current portion of long-term debt at September 30, 2002 was $150 million principal amount of 6.80% notes which were retired at maturity in April 2003. The weighted average interest rate on short-term bank borrowings was 2.8 percent at September 30, 2002.

      At September 30, 2003, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, with $337.5 million expiring in October 2003 and $337.5 million expiring in October 2005. During October 2003, the Company entered into a new $337.5 million credit facility expiring in October 2004. Outstanding commercial paper balances, if any, reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facilities contain a covenant under which the Company would be in default if the Company’s debt to capital ratio were to exceed 60 percent. In addition to the $675 million credit facilities, short-term unsecured credit facilities available to foreign subsidiaries amounted to $121 million at September 30, 2003. There were no significant commitment fees or compensating balance requirements under any of the Company’s credit facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Current Liabilities

      Other current liabilities are summarized as follows (in millions):

	September 30,

	2003	2002

Advance payments from customers and deferred revenue	$79	$73
Customer rebates and incentives	70	68
Unrealized losses on foreign exchange contracts (Note 10)	47	21
Product warranty costs (Note 8)	29	31
Taxes other than income taxes	25	28
Other	48	53

Other current liabilities	$298	$274

8.	Product Warranty Obligations

      The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records a liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in other current liabilities in the Consolidated Balance Sheet.

      Changes in the product warranty obligations are as follows (in millions):

	September 30,

	2003	2002

Balance at beginning of period	$31	$34
Warranties recorded at time of sale	28	30
Adjustments to pre-existing warranties	(1)	(2)
Payments	(29)	(31)

Balance at end of period	$29	$31

9.	Long-Term Debt

      Long-term debt consists of the following (in millions):

	September 30,

	2003	2002

6.80% notes, payable in 2003	$—	$150
6.15% notes, payable in 2008	360	356
6.70% debentures, payable in 2028	250	250
5.20% debentures, payable in 2098	200	200
Other borrowings	9	11
Unamortized discount	(46)	(48)

Total	773	919
Less current portion	9	152

Long-term debt	$764	$767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt — (Continued)

      In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.52 percent at September 30, 2003 and 4.21 percent at September 30, 2002. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was approximately $10 million at September 30, 2003 and $6 million at September 30, 2002. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as amended, the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets on the Consolidated Balance Sheet and the carrying value of the underlying debt was increased to $360 million at September 30, 2003 and $356 million at September 30, 2002 in accordance with SFAS 133.

      Interest payments were $55 million during 2003, $63 million during 2002 and $79 million during 2001. Interest payments related to discontinued operations for 2001 were not significant.

10.	Financial Instruments

      The Company’s financial instruments include short- and long-term debt, foreign currency forward exchange contracts and an interest rate swap. It is the policy of the Company not to enter into derivative financial instruments for speculative purposes. The fair value of short-term debt approximates the carrying value due to its short-term nature. The carrying value of long-term debt was $773 million at September 30, 2003 and $919 million at September 30, 2002. The fair value of long-term debt, based upon quoted market prices for the same or similar issues, was $844 million at September 30, 2003 and $976 million at September 30, 2002.

      Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2003 and 2002, the Company had outstanding foreign currency forward exchange contracts primarily consisting of contracts for the euro, pound sterling, Canadian dollar and Swiss franc. The net carrying value of foreign currency forward exchange contracts of $42 million at September 30, 2003 and $15 million at September 30, 2002 represented the approximate fair value based upon quoted market prices for contracts with similar maturities. The foreign currency forward exchange contracts are recorded in other current assets in the amounts of $5 million as of September 30, 2003 and $6 million as of September 30, 2002 and other current liabilities in the amounts of $47 million as of September 30, 2003 and $21 million as of September 30, 2002. The Company does not anticipate any material adverse effect on its results of operations or financial position relating to these foreign currency forward exchange contracts. The Company has designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material.

11.	Shareowners’ Equity

     Common Stock

      At September 30, 2003, the authorized stock of the Company consisted of one billion shares of common stock, par value $1 per share, and 25 million shares of preferred stock, without par value. At September 30, 2003, 22.3 million shares of common stock were reserved for various incentive plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Shareowners’ Equity — (Continued)

      Changes in outstanding common shares are summarized as follows (in millions):

	2003	2002	2001

Beginning balance	185.8	183.7	183.5
Treasury stock purchases	(5.6)	—	(1.7)
Shares delivered under incentive plans	5.4	2.1	1.9

Ending balance	185.6	185.8	183.7

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

     Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss consisted of the following (in millions):

	September 30,

	2003	2002

Minimum pension liability adjustment (Note 13)	$(200)	$(30)
Currency translation adjustments (Note 18)	(125)	(160)
Net unrealized losses on cash flow hedges	(18)	(3)
Unrealized losses on investment securities	(1)	(1)

Accumulated other comprehensive loss	$(344)	$(194)

      In 2003, the Company adjusted its currency translation and deferred income taxes by approximately $25 million resulting from a decision made by the Company to permanently reinvest the earnings of certain of its foreign subsidiaries.

      Unrealized losses on cash flow hedges of $24 million ($15 million after tax) were reclassified into earnings in 2003 and offset gains on the hedged items. Unrealized gains on cash flow hedges of $7 million ($4 million after tax) in 2002 and $22 million ($15 million after tax) in 2001 were reclassified into earnings and offset losses on the hedged items. Approximately $28 million ($18 million after tax) of the net unrealized losses on cash flow hedges as of September 30, 2003 will be reclassified into earnings during 2004. Management expects that these unrealized losses will be offset when the hedged items are recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stock Options

      Options to purchase common stock of the Company have been granted under various incentive plans and by board action to directors, officers and other key employees at prices equal to the fair market value of the stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, shares of common stock or a combination thereof.

      Under the 2000 Long-Term Incentives Plan, the Company may grant up to 16 million shares of Company common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were approximately 5.4 million at September 30, 2003. None of the employee incentive plans presently permits options to be granted after November 30, 2009. Stock options generally expire ten years from the date they are granted and vest over three years (time-vesting options) with the exception of performance-vesting options. Performance-vesting options expire ten years from the date they are granted and vest at the earlier of (a) the date the market price of the Company’s common stock reaches a specified level for a pre-determined period of time or certain other financial performance criteria are met or (b) a period of six or seven years from the date they are granted.

      Information relative to stock options is as follows (shares in thousands):

	2003		2002		2001

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding at beginning of year	19,775	$14.27	19,696	$14.15	13,998	$36.04
Granted:
Time-vesting	2,883	15.69	2,720	13.48	3,309	28.23
Performance-vesting	—	—	—	—	941	29.94
Adjustments:
Collins adjustment	—	—	—	—	6,379	—
Conversion to Collins options	—	—	—	—	(2,486)	37.32
Exercised	(5,416)	13.03	(2,123)	11.63	(1,884)	23.17
Canceled or expired	(382)	15.57	(518)	16.81	(561)	29.99

Outstanding at end of year	16,860	14.88	19,775	14.27	19,696	14.15

Exercisable at end of year	9,980	14.67	12,133	13.88	9,863	13.48

      Approximately 1 million performance-vesting options were not exercisable at September 30, 2003.

      In connection with the Spinoff, the number and exercise prices of certain options were adjusted in order to preserve the intrinsic value of the options that were outstanding immediately before and after the Spinoff. For certain other options, option holders received a combination of Rockwell Automation and Rockwell Collins options with adjustments made to the number and exercise prices of those options to preserve the intrinsic value of the Rockwell Automation and Rockwell Collins options that were outstanding immediately before and after the Spinoff. Outstanding Rockwell Automation options held by Rockwell Collins employees generally were converted into Rockwell Collins options. Grants for 2001 have not been restated to reflect adjustments made in connection with the Spinoff.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Stock Options — (Continued)

      The following table summarizes information about stock options outstanding at September 30, 2003 (shares in thousands; remaining life in years):

	Options Outstanding			Options Exercisable

		Weighted Average
					Wtd. Avg.
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$7.47 to $11.49	1,775	3.6	$10.29	1,775	$10.29
$11.50 to $12.49	3,672	6.5	11.68	2,552	11.72
$12.50 to $14.99	3,087	6.7	13.50	1,398	13.62
$15.00 to $17.49	4,810	7.1	15.85	1,900	16.33
$17.50 to $24.91	3,516	5.7	20.41	2,355	20.45

	16,860			9,980

      The closing price of the Company’s common stock on the New York Stock Exchange-Composite Transactions reporting system on September 30, 2003 was $26.25.

13.	Retirement Benefits

      The Company sponsors pension and other postretirement benefit plans for its employees. The pension plans cover most of the Company’s employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. The Company’s policy with respect to funding its pension obligation is to fund the minimum amount required by applicable laws and governmental regulations. The Company may, at its discretion, fund amounts in excess of the minimum amount required by laws and regulations. Other postretirement benefits are primarily in the form of retirement medical plans and cover most of the Company’s United States employees and provide for the payment of certain medical costs of eligible employees and dependents upon retirement.

      In connection with the Spinoff, Rockwell Collins assumed the former Rockwell International Corporation domestic qualified pension plan (Rockwell Retirement Plan). Pension plan obligations attributable to all of Rockwell Automation’s domestic active employees and former employees of the Control Systems, Power Systems and FirstPoint Contact businesses were retained by Rockwell Automation and a proportionate share of pension plan assets were transferred from the former Rockwell International Corporation domestic qualified plan (Rockwell Retirement Plan) to a new pension plan established by Rockwell Automation. The Company also retained liabilities for other postretirement benefits for active and former employees. The tables below reflect the continuing Rockwell Automation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Retirement Benefits — (Continued)

      The components of net periodic benefit cost are as follows (in millions):

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$50	$45	$44	$6	$8	$7
Interest cost	102	92	87	23	21	18
Expected return on plan assets	(116)	(117)	(126)	—	—	—
Amortization:
Prior service cost	2	5	5	(12)	(6)	(6)
Net transition asset	(2)	(3)	(4)	—	—	—
Net actuarial loss	6	3	4	12	5	3

Net periodic benefit cost	$42	$25	$10	$29	$28	$22

      The Company recognized special termination benefit charges of $3 million in 2001.

      Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Benefit obligation at beginning of year	$1,564	$1,375	$409	$294
Service cost	50	45	6	8
Interest cost	102	92	23	21
Discount rate change	228	90	31	32
Actuarial (gains) losses	(11)	(1)	(13)	99
Plan amendments	2	—	(86)	(16)
Benefits paid	(65)	(60)	(28)	(29)
Other (including currency translation)	49	23	3	—

Benefit obligation at end of year	1,919	1,564	345	409

Plan assets at beginning of year	1,192	1,284	—	—
Actual return on plan assets	12	(83)	—	—
Company contributions	69	33	28	29
Plan participant contributions	4	1	6	4
Benefits paid	(65)	(60)	(34)	(33)
Other (including currency translation)	36	17	—	—

Plan assets at end of year	1,248	1,192	—	—

Funded status of plans	(671)	(372)	(345)	(409)
Unamortized amounts:
Prior service cost	12	11	(121)	(49)
Net transition asset	(3)	(6)	—	—
Net actuarial losses (gains)	574	255	235	229

Net amount on balance sheet	$(88)	$(112)	$(231)	$(229)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Retirement Benefits — (Continued)

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Net amount on balance sheet consists of:
Prepaid benefit cost	$24	$16	$—	$—
Total retirement benefit liability	(447)	(184)	(231)	(229)
Deferred tax asset	123	15	—	—
Intangible asset	12	11	—	—
Accumulated other comprehensive loss	200	30	—	—

Net amount on balance sheet	$(88)	$(112)	$(231)	$(229)

      During 2003, the Company recorded an increase to its minimum pension liability of $280 million resulting primarily from unfavorable actual returns on plan assets relative to the expected return on plan assets and a decline in the discount rates used to calculate benefit obligations. After recognition of a deferred tax asset of $108 million, the net reduction to shareowners equity resulting from this adjustment was $170 million.

      In June 2003, the Company made a $50 million voluntary contribution to the Company’s primary U.S. qualified pension plan trust compared to a 2002 contribution of $24 million which was related to the spinoff of Rockwell Collins.

      The Company uses an actuarial measurement date of June 30 to measure its benefit obligations for pension and other postretirement benefits.

Net Periodic Benefit Cost Assumptions

      Significant assumptions used in determining net periodic benefit cost for the fiscal years ended September 30, 2003, 2002 and 2001 are as follows:

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003(1)	2002	2001

Discount rate	7.0%	7.5%	8.0%	6.6%	7.5%	8.0%
Expected return on plan assets	8.5%	9.0%	9.75%	—	—	—
Compensation increase rate	4.5%	4.5%	4.5%	—	—	—

Net Benefit Obligation Assumptions

      Significant assumptions used in determining the benefit obligations as of September 30 are summarized as follows (in weighted averages):

				Other Postretirement
	Pension Benefits			Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.0%	7.0%	7.5%	6.0%	7.0%	7.5%
Compensation increase rate	4.5%	4.5%	4.5%	—	—	—
Healthcare cost trend rate(2)	—	—	—	11.0%	8.5%	8.0%

(1)	As a result of the plan amendment adopted effective October 1, 2002, as more fully described below, and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefit Other Than Pensions, the Company’s postretirement healthcare liabilities were recalculated as of the date of the amendment using a 6.5 percent discount rate, the discount rate applicable at the date of the plan amendment. The Company’s related net periodic benefit cost in 2003 of $29 million consists of expense at a 7 percent discount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Retirement Benefits — (Continued)

rate for the period July 1, 2002 through September 30, 2002 and expense at a 6.5 percent discount rate for the period October 1, 2002 through June 30, 2003.

(2)	The healthcare cost trend rate reflects the estimated increase in gross medical claims costs as required to be disclosed by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The gross healthcare cost trend rate will decrease to 5.5% in 2009. As a result of the plan amendment adopted effective October 1, 2002, as more fully described below, the effective retiree medical cost increase to the Company will approach zero percent in 2005.

     Effective October 1, 2002, the Company amended its United States postretirement healthcare benefit program in order to mitigate the increasing cost of postretirement healthcare services. This change will be phased in as follows: effective January 1, 2004, the Company, per an amendment to this program implemented in 1992, will contribute 50 percent of the amount in excess of the 2003 per capita amount. However, the Company’s calendar 2004 contribution shall be limited to a 7.5 percent increase from the 2003 per capita amount. Effective January 1, 2005, the Company will limit its future per capita maximum contribution to its calendar 2004 per capita contribution.

Other Postretirement Benefits

      Including the effect of the October 1, 2002 plan amendment, a one-percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease

	2003	2002	2003	2002

Increase (decrease) to total of service and interest cost components	$1	$4	$(1)	$(3)
Increase (decrease) to postretirement benefit obligation	11	32	(9)	(26)

Pension Benefits

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) were $1,734 million, $1,486 million and $1,063 million, respectively, as of the 2003 measurement date (June 30) and $1,325 million, $1,137 million and $961 million, respectively, as of the 2002 measurement date.

Defined Contribution Savings Plans

      The Company also sponsors certain defined contribution savings plans for eligible employees. Expense related to these plans was $25 million for 2003, 2002 and 2001.

14.	Special Charges

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

      Total cash expenditures in connection with these actions will approximate $50 million, and primarily relate to employee severance and separation costs. Substantially all had been spent as of September 30, 2003. In connection with the Spinoff, Rockwell Collins assumed a liability for employee severance and separation costs resulting from these actions of approximately $7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Special Charges — (Continued)

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

      The special charges are reflected in the Consolidated Statement of Operations for the year ended September 30, 2001 in cost of sales in the amount of $50 million and selling, general and administrative expenses in the amount of $41 million.

15.	Discontinued Operations

      The benefit of $7 million ($4 million after tax) in discontinued operations in 2003 reflects income from a favorable determination in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy.

      The net benefit of $3 million in discontinued operations in 2002 reflects the resolution of certain obligations related to two discontinued businesses. Related payments of approximately $36 million were made in 2002, which have been reflected as cash used by discontinued operations in the accompanying Consolidated Statement of Cash Flows.

      Summarized results of the Company’s Rockwell Collins avionics and communications business for the year ended September 30, 2001 are as follows (in millions):

Sales	$2,002
Income before income taxes	$268
Net income	$180

      The results of operations of the Company’s Rockwell Collins avionics and communications business in 2001 include $21 million of costs directly related to the Spinoff.

16.     Related Party Transactions

      The Company owns 50 percent of RSC. This ownership interest is accounted for using the equity method. The Company’s investment in RSC of $54 million at September 30, 2003 and $50 million at September 30, 2002 is included in other assets in the Consolidated Balance Sheet.

      The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay RSC a minimum of $3 million for such services in 2004. The Company incurred approximately $3 million for research and development services performed by RSC in 2003 and 2002. At September 30, 2003 and 2002, the amounts due to RSC for research and development services and from RSC for cost sharing arrangements were not significant.

      The Company shares equally with Rockwell Collins, which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2003 and 2002, there were no outstanding borrowings on the line of credit. In addition, the Company and Rockwell Collins each guarantees one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $6 million. The lease agreement has a term which ends in December 2011.

      The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. The Company paid CoLinx approximately $15 million in 2003 and 2002, and $6 million in 2001, primarily for logistics services. In addition, CoLinx paid the Company approximately $2 million in 2003, $3 million in 2002, and $2 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions — (Continued)

2001 for the use of facilities owned by the Company and other services. The amounts due to and from CoLinx at September 30, 2003 and 2002 were not significant.

17.     Other Income (Expense)

      The components of other income (expense) are as follows (in millions):

	2003	2002	2001

Net (loss) gain on dispositions of property and businesses	$(12)	$(3)	$6
Intellectual property settlements	1	9	18
Interest income	6	5	6
Royalty income	2	4	3
Other	9	2	11

Other income (expense)	$6	$17	$44

      During 2003, the Company sold a majority of its ownership interest in REJ resulting in a loss of approximately $8 million ($3 million after tax, or 1 cent per diluted share). The loss includes a $9 million non-cash charge related to the impairment of the Reliance trademark. The after-tax loss on the sale includes a $2 million benefit resulting from the Company’s ability to utilize capital loss carryforwards for which a valuation allowance had been previously provided. The proceeds of the transaction totaled approximately $10 million.

18.     Income Taxes

      The components of the income tax provision are as follows (in millions):

	2003	2002	2001

Current:
United States	$30	$(3)	$13
Tax refund claims	(4)	(14)	(22)
Research and experimentation refund claim	(65)	—	—
Non-United States	29	30	44
State and local	—	8	6

Total current	(10)	21	41
Deferred:
United States	28	(10)	(2)
Research and experimentation refund claim	(4)	—	—
Non-United States	—	(1)	2
State and local	3	(3)	2

Total deferred	27	(14)	2

Income tax provision	$17	$7	$43

      During 2003, the Company recognized in earnings a tax benefit of $69 million related to a federal research and experimentation credit refund claim (Claim) for the years 1997 through 2001. The federal portion of the Claim is subject to the approval of the Joint Committee on Taxation of the United States Congress and the related state tax benefits are subject to approval by the various state tax authorities. The majority of the proceeds from the Claim are expected to be received, or netted against any liability arising

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Income Taxes — (Continued)

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

      Net current deferred income tax assets at September 30, 2003 and 2002 consist of the tax effects of temporary differences related to the following (in millions):

	2003	2002

Compensation and benefits	$42	$35
Product warranty costs	11	12
Inventory	29	30
Allowance for doubtful accounts	13	20
Other — net	69	60

Current deferred income tax assets	$164	$157

      Net long-term deferred income tax liabilities at September 30, 2003 and 2002 consist of the tax effects of temporary differences related to the following (in millions):

	2003	2002

Retirement benefits	$228	$135
Property	(139)	(136)
Intangible assets	(45)	(42)
Net operating loss carryforwards	22	18
Capital loss carryforwards	31	38
State tax credit carryforwards	4	4
Other — net	(91)	(105)

Subtotal	10	(88)
Valuation allowance	(47)	(52)

Long-term deferred income tax liabilities	$(37)	$(140)

      Total deferred tax assets were $511 million at September 30, 2003 and $447 million at September 30, 2002. Total deferred tax liabilities were $337 million at September 30, 2003 and $378 million at September 30, 2002.

      Management believes it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income. Significant factors considered by management in its determination of the probability of the realization of the deferred tax assets include: (a) the historical operating results of the Company ($404 million of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retiree medical liability will be paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Income Taxes — (Continued)

      Net operating loss, capital loss and tax credit carryforwards, and related carryforward periods at September 30, 2003 are summarized as follows (in millions):

		Carryforward
Carryforward	Amount	Period Ends

Non-United States net operating loss	$2	2007 – 2008
Non-United States net operating loss	10	Indefinite
Non-United States capital loss	29	Indefinite
United States net operating loss	1	2019 – 2022
United States capital loss	2	2007
State and local net operating loss	9	2005 – 2023
State tax credit	4	2004 – 2012

Total	$57

      A valuation allowance of $47 million was established at September 30, 2003 for certain of these carryforwards for which utilization is uncertain.

      The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.3	1.4	3.6
Non-United States taxes	0.6	7.0	5.3
Foreign tax credit utilization	(0.8)	(11.1)	(8.4)
Non-deductible goodwill	—	—	8.3
Employee stock ownership plan benefit	(1.4)	(1.8)	(4.2)
Tax refund claims	(2.4)	(5.9)	(13.1)
Utilization of foreign loss carryforwards	(1.0)	(1.8)	(0.6)
Utilization of capital loss carryforwards	(1.7)	—	—
Tax benefits on export sales	(0.8)	(3.2)	(0.8)
Research and experimentation refund claim	(23.2)	—	—
Resolution of prior period tax matters	0.6	(16.0)	—
Other	(0.6)	(0.6)	0.5

Effective income tax rate	5.6%	3.0%	25.6%

      In the second quarter of 2003, a tax benefit of approximately $2 million was recognized as a result of the Company’s ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize the capital loss carryforwards was the result of the sale of a majority of the Company’s ownership interest in REJ which took place in the second quarter of 2003.

      The $48 million reduction of the 2002 income tax provision resulting from the resolution of certain tax matters for the period of 1995-1999 is reflected in the effective income tax rate in tax refund claims (4.7%) and resolution of prior period tax matters (16.0%).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Income Taxes — (Continued)

      The income tax provisions were calculated based upon the following components of income from continuing operations before income taxes and cumulative effect of accounting change (in millions):

	2003	2002	2001

United States income	$204	$184	$87
Non-United States income	95	49	81

Total	$299	$233	$168

      No provision has been made for United States, state, or additional non-United States income taxes related to approximately $200 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. In 2003, the Company adjusted its currency translation and deferred income taxes by approximately $25 million resulting from a decision made by the Company to permanently reinvest the earnings of certain of its foreign subsidiaries. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.

      Income taxes paid were $85 million during 2003, $37 million during 2002 and $213 million during 2001. Income taxes paid related to discontinued operations for 2001 were not significant.

19.     Commitments and Contingent Liabilities

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

      The Company has been designated as a potentially responsible party at 14 Superfund sites, excluding sites as to which the Company’s records disclose no involvement or as to which the Company’s potential liability has been finally determined and assumed by third parties. Management estimates the total reasonably possible costs the Company could incur for the remediation of Superfund sites at September 30, 2003 to be about $17 million, of which $7 million has been accrued.

      Various other lawsuits, claims and proceedings have been asserted against the Company alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2003, management has estimated the total reasonably possible costs the Company could incur from these matters to be about $52 million. The Company has recorded environmental accruals for these matters of $21 million. In addition to the above matters, the Company assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance. The Company is indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 2003, the Company has recorded a liability of approximately $26 million and a receivable of approximately $25 million for these Reliance matters. Management estimates the total reasonably possible costs for these matters to be approximately $37 million for which the Company is substantially indemnified by Exxon.

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

Purchase Commitments

      In connection with the sale of a Power Systems business in 2000, the Company entered into a supply agreement with the buyer of the business. The agreement requires minimum purchases by the Company of approximately $21 million per year through December 31, 2005 at prices which management believes are higher than those available from other vendors. In the event that purchases are less than $21 million in a given year, the Company may incur penalties which are 25 percent of the amount by which the actual purchases were less than the contractual minimum for the period. Penalties paid by the Company under the terms of the supply agreement were approximately $2 million in 2003 and approximately $1 million in 2002. The liability recorded in connection with the supply agreement was approximately $3 million at September 30, 2003 and approximately $6 million at September 30, 2002.

      See Note 16 for a discussion on the Company’s commitments to related parties.

Lease Commitments

      Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $214 million as of September 30, 2003 and are payable as follows (in millions): 2004, $48; 2005, $38; 2006, $29; 2007, $25; 2008, $17; and after 2008, $57. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $22 million as of September 30, 2003 and are receivable through 2009 at approximately $4 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term.

      Rental expense was $83 million in 2003, $84 million in 2002, and $86 million in 2001.

Other Matters

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

      The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company receives $250,000 per quarter from Conexant through December 31, 2003. The guarantee expires in 2005. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      CPAG produces industrial components, power control and motor management products, and packaged and engineered products. It supplies both electro-mechanical and solid-state products, including motor starters and contactors, push buttons and signaling devices, termination and protection devices, relays and timers, discrete and condition sensors and variable speed drives. CPAG’s sales account for approximately 40 percent of Control Systems’ sales.

      ACIG’s products include programmable logic controllers (PLCs). PLCs are used to automate the control and monitoring of industrial plants and processes and typically consist of a computer processor and input/output devices. The Company’s Logix integrated architecture integrates multiple types of controls disciplines including discrete, process, drive, motion and safety control across various factory floor operating systems. ACIG also produces distributed I/O (input/output) platforms, high performance rotary and linear motion control systems, electronic operator interface devices, plant floor industrial computers and machine safety components. ACIG’s sales account for approximately 40 percent of Control Systems’ sales.

      GMS provides multi-vendor automation and information systems and solutions which help customers improve their manufacturing operations. Solutions include multi-vendor customer support, training, software, consulting and implementation, asset management, and manufacturing information solutions for discrete and targeted batch process industries. GMS’s sales account for approximately 20 percent of Control Systems’ sales.

Power Systems

      The Power Systems operating segment is divided into two units: the Mechanical Power Transmission Business (Mechanical) and the Industrial Motor and Drive Business (Electrical).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Business Segment Information — (Continued)

      The following tables reflect the sales and operating results of the Company’s reportable segments for the years ended September 30 (in millions):

	2003	2002	2001

Sales:
Control Systems	$3,314	$3,084	$3,353
Power Systems	724	736	777
FirstPoint Contact	112	134	151
Other	—	—	73
Intersegment sales	(46)	(45)	(69)

Total	$4,104	$3,909	$4,285

Segment operating earnings:
Control Systems	$398	$324	$425
Power Systems	54	53	39
FirstPoint Contact	1	4	7
Other	—	—	3

Total	453	381	474
Goodwill and purchase accounting items	(27)	(25)	(79)
General corporate — net	(67)	(57)	(53)
Loss on disposition of a business (Note 17)	(8)	—	—
Interest expense	(52)	(66)	(83)
Special charges	—	—	(91)

Income from continuing operations before income taxes and accounting change	$299	$233	$168

      Other represents the sales and segment operating earnings of Rockwell Science Center through the third quarter of 2001. Beginning with the fourth quarter of 2001, the Company’s 50 percent ownership interest in RSC is accounted for using the equity method, and the Company’s proportional share of RSC’s earnings or losses are included in general corporate — net.

      Effective October 1, 2001, the Company adopted SFAS 142. As a result of adopting SFAS 142, the Company no longer amortizes goodwill and certain other intangible assets that have been deemed to have an indefinite useful life. The amortization of goodwill and the intangible assets that have been deemed to have an indefinite useful life was $56 million in 2001.

      Among other considerations, the Company evaluates performance and allocates resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates which are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as goodwill and other intangible asset amortization, depreciation, inventory and purchased research and development charges. Intersegment sales are made at market prices. The accounting policies used in preparing the segment information are consistent with those described in Note 1. Special charges are discussed in Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Business Segment Information — (Continued)

      The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2003	2002	2001

Identifiable assets:
Control Systems	$2,424	$2,403	$2,483
Power Systems	855	885	1,033
FirstPoint Contact	62	77	86
Corporate	645	641	496

Total	$3,986	$4,006	$4,098

Depreciation and amortization:
Control Systems	$122	$125	$132
Power Systems	38	43	41
FirstPoint Contact	8	9	10
Other	—	—	4
Corporate	3	4	6

Total	171	181	193
Purchase accounting depreciation and amortization	27	25	79

Total	$198	$206	$272

Capital expenditures for property:
Control Systems	$78	$77	$99
Power Systems	29	21	43
FirstPoint Contact	1	5	1
Other	—	—	13
Corporate	1	1	1

Total	$109	$104	$157

      Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, property and the 50 percent ownership interest in RSC.

      The Company conducts a significant portion of its business activities outside the United States. The following tables reflect geographic sales and property by geographic region (in millions):

	Sales			Property

	2003	2002	2001	2003	2002	2001

United States	$2,613	$2,629	$2,830	$800	$861	$945
Canada	305	265	304	22	19	20
Europe, Middle East, Africa	711	591	671	77	75	75
Asia-Pacific	333	279	286	17	25	24
Latin America	142	145	194	9	8	11

Total	$4,104	$3,909	$4,285	$925	$988	$1,075

      Sales are attributed to the geographic regions based on the country of origin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (Unaudited)

	2003 Quarters

	First	Second	Third(a)	Fourth(b)(c)	2003

	(in millions, except per share amounts)
Sales	$984	$1,029	$1,033	$1,058	$4,104
Gross profit	321	336	344	351	1,352
Income from continuing operations before income taxes and accounting change	60	65	84	90	299
Income from continuing operations before accounting change	42	49	128	63	282
Net income	42	49	128	67	286
Basic earnings per share:
Continuing operations before accounting change	0.22	0.26	0.69	0.35	1.52
Net income	0.22	0.26	0.69	0.37	1.54
Diluted earnings per share:
Continuing operations before accounting change	0.22	0.26	0.67	0.33	1.49
Net income	0.22	0.26	0.67	0.35	1.51

      Net income for 2003 includes:

(a) a tax benefit of $69 million, or 37 cents per diluted share, related to the settlement of a U.S. federal research and experimentation refund claim;

(b) income of $7 million ($4 million after tax, or 2 cents per diluted share), reflected in discontinued operations, from a favorable determination in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy;

(c) a charge of $5 million ($3 million after tax, or 2 cents per diluted share), due to higher estimated future costs for environmental remediation near the Russellville, Kentucky facility of the Company’s former Measurement and Flow Control business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Quarterly Financial Information (Unaudited) — (Continued)

	2002 Quarters

	First(a)	Second(b)	Third(c)(d)	Fourth(e)(f)	2002

	(in millions, except per share amounts)
Sales	$939	$958	$995	$1,017	$3,909
Gross profit	292	299	325	319	1,235
Income from continuing operations before income taxes and accounting change	40	54	75	64	233
Income from continuing operations before accounting change	29	58	90	49	226
Net (loss) income	(79)	61	90	49	121
Basic earnings (loss) per share:
Continuing operations before accounting change	0.16	0.31	0.48	0.27	1.22
Net (loss) income	(0.43)	0.33	0.48	0.27	0.66
Diluted earnings (loss) per share:
Continuing operations before accounting change	0.16	0.31	0.47	0.26	1.20
Net (loss) income	(0.42)	0.33	0.47	0.26	0.64

      Net income for 2002 includes:

(a) a charge of $129 million ($108 million after tax, or 58 cents per diluted share) for the impairment of goodwill and a trademark in connection with the adoption of SFAS 142;

(b) a reduction in the income tax provision of $18 million, or 10 cents per diluted share, from the resolution of certain tax matters;

(c) a reduction in the income tax provision of $30 million, or 16 cents per diluted share, from the favorable resolution of certain tax matters;

(d) income of $5 million ($4 million after tax, or 2 cents per diluted share) from the favorable settlement of intellectual property matters;

(e) income of $4 million ($3 million after tax, or 2 cents per diluted share) from the favorable settlement of intellectual property matters;

(f) a charge of $4 million ($3 million after tax, or 2 cents per diluted share) related to an asset impairment and severance at FirstPoint Contact.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.:

      We have audited the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell Automation, Inc. and subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note 3 to the Consolidated Financial Statements, on October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 5, 2003

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2003, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the year ended September 30, 2003 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

      There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company.

      See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Board of Directors and Committees in the 2004 Proxy Statement.

      No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4a of Part I hereof.

      The Company has adopted a code of ethics that applies to its executive officers, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s code of ethics is posted on its Internet site at http://www.rockwellautomation.com. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons therefor on its Internet site.

Item 11.	Executive Compensation.

      See the information under the captions Executive Compensation, Option Grants and Aggregated Option Exercises and Fiscal Year-End Values and Retirement Plans in the 2004 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      See the information under the captions Voting Securities, Ownership by Management of Equity Securities and Equity Compensation Plan Information in the 2004 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

      See the information under the caption Board of Directors and Committees in the 2004 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

      See the information under the caption Proposal to Approve the Selection of Auditors in the 2004 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K.

      (a) Financial Statements, Financial Statement Schedule and Exhibits.

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2003 and 2002.

Consolidated Statement of Operations, years ended September 30, 2003, 2002 and 2001.

Consolidated Statement of Cash Flows, years ended September 30, 2003, 2002 and 2001.

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2003, 2002 and 2001.

Consolidated Statement of Comprehensive Income, years ended September 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

(2)	Financial Statement Schedule for the years ended September 30, 2003, 2002 and 2001.

Page

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

3-a-1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.
3-b-l	By-Laws of the Company, filed as Exhibit 3-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, are hereby incorporated by reference.
4-a-1	Rights Agreement, dated as of November 30, 1996, between the Company and Mellon Investor Services LLC (formerly named ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4-c to Registration Statement No. 333-17031, is hereby incorporated by reference.
4-b-1	Indenture dated as of December 1, 1996 between the Company and JPMorgan Chase (formerly The Chase Manhattan Bank, successor to Mellon Bank, N.A.), as Trustee, filed as Exhibit 4-a to Registration Statement No. 333-43071, is hereby incorporated by reference.
4-b-2	Form of certificate for the Company’s 6.15% Notes due January 15, 2008, filed as Exhibit 4-a to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
4-b-3	Form of certificate for the Company’s 6.70% Debentures due January 15, 2028, filed as Exhibit 4-b to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

4-b-4	Form of certificate for the Company’s 5.20% Debentures due January 15, 2098, filed as Exhibit 4-c to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.
*10-a-l	Copy of the Company’s 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, amending the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to Registration Statement No. 333-17055, is hereby incorporated by reference.
*10-a-3	Copy of resolution of the Board of Directors of the Company, adopted November 5, 1997, increasing the number of shares authorized for issuance under the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-a-4	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan for options granted after November 1, 1993 and prior to December 1, 1994, filed as Exhibit 10-d-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993 (File No. 1-1035), are hereby incorporated by reference.
*10-a-5	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan for options granted after December 1, 1994, filed as Exhibit 10-d-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference.
*10-a-6	Memorandum of Proposed Amendments to the Rockwell International Corporation 1988 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-a-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*l0-b-1	Copy of the Company’s 1995 Long-Term Incentives Plan, as amended, filed as Exhibit l0-b-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
*10-b-2	Forms of Stock Option Agreements under the Company’s 1995 Long-Term Incentives Plan for options granted prior to December 3, 1997, filed as Exhibit 10-e-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference.
*10-b-3	Forms of Stock Option Agreements under the Company’s 1995 Long-Term Incentives Plan for options granted between December 3, 1997 and August 31, 1998, filed as Exhibit 10-b-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, are hereby incorporated by reference.
*10-b-4	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan for options granted on April 23, 1998, filed as Exhibit 10-b-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.
*10-b-5	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan for options granted after August 31, 1998, filed as Exhibit 10-b-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-b-6	Form of Restricted Stock Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-e to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
*10-b-7	Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-b-8	Copy of resolutions of the Board of Directors of the Company, adopted December 1, 1999, amending the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.
*10-b-9	Memorandum of Proposed Amendments to the Rockwell International Corporation 1995 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-b-10	Copy of resolutions of the Board of Directors of the Company, adopted November 6, 2002, amending the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, is hereby incorporated by reference.
*10-b-11	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted June 4, 2003, amending the restricted stock agreements of Don H. Davis, Jr., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference.
*10-c-l	Copy of the Company’s Directors Stock Plan, as amended February 2, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.
*10-c-2	Form of Stock Option Agreement under the Company’s Directors Stock Plan for options granted prior to February 2, 2000, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 1-1035), is hereby incorporated by reference.
*10-c-3	Forms of Restricted Stock Agreements under the Company’s Directors Stock Plan between the Company and each of William H. Gray, III, William T. McCormick, Jr., John D. Nichols and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.
*10-c-4	Form of Stock Option Agreement under the Directors Stock Plan for options granted between February 2, 2000 and July 30, 2001, filed as Exhibit 10-c-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.
*10-c-5	Form of Restricted Stock Agreement under the Directors Stock Plan for restricted stock granted between February 2, 2000 and February 6, 2002, filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.
*10-c-6	Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-c-7	Form of Stock Option Agreement for options granted on July 31, 2001 and February 6, 2002 for service on the Board between the Company and each of the Company’s Non-Employee Directors, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-c-8	Copy of resolution of the Board of Directors of the Company, adopted on December 4, 2002, amending the Company’s Directors Stock Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.
*10-c-9	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
*10-c-10	Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan for restricted stock granted on February 5, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.
*10-c-11	Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan for restricted stock granted on February 5, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.
*10-c-12	Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan for options granted on February 5, 2003, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.
*10-c-13	Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on April 25, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference.
*10-c-14	Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan for restricted stock granted on October 1, 2003.
*10-d-1	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055, is hereby incorporated by reference.
*10-d-2	Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.
*10-d-3	Memorandum of Adjustments to Outstanding Options Under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spin-off of Conexant, filed as Exhibit 10-d-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is hereby incorporated by reference.
*10-e-1	Copy of the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit A to the Proxy Statement for the Company’s 2000 Annual Meeting, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-e-2	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted prior to July 31, 2001, filed as Exhibit 10-e-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, are hereby incorporated by reference.
*10-e-3	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 4-d-3 to Registration Statement No. 333-38444, is hereby incorporated by reference.
*10-e-4	Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-e-5	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted on October 1, 2001, filed as Exhibit 10-e-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-e-6	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan for options granted on and after October 7, 2002, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.
*10-e-7	Memorandum of Adjustments to Outstanding Options under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.
*10-e-8	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company adopted December 5, 2001, amending certain outstanding awards under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.
*10-e-9	Memorandum of Amendments to Outstanding Restricted Stock Agreements under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, approved and adopted by the Compensation and Management Development Committee of the Board of Directors of the Company on November 7, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.
*10-e-10	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan for awards made on November 7, 2001, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.
*10-f-1	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted February 5, 2003, regarding the Corporate Office vacation plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-g-1	Copy of the Company’s Deferred Compensation Plan, amended and restated as of June 1, 2000, filed as Exhibit 4-d to Registration Statement No. 333-34826, is hereby incorporated by reference.
*10-h-1	Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-h-2	Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.
*10-h-3	Copy of resolutions of the Board of Directors of New Rockwell International Corporation, adopted December 4, 1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996, is hereby incorporated by reference.
*l0-i-1	Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, filed as Exhibit A to the Company’s Proxy Statement for its 1996 Annual Meeting of Shareowners (File No. 1-1035), is hereby incorporated by reference.
*10-j-1	Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-1-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.
*10-k-1	Form of Change of Control Agreement between the Company and each of D. H. Davis, Jr., M. A. Bless, W. J. Calise, Jr., J. D. Cohn, K. D. Nosbusch, and J. D. Swann, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.
*10-k-2	Form of Change of Control Agreement between the Company and certain other officers of the Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.
10-l-1	Agreement and Plan of Distribution dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc., Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems, Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit l0-b to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
10-l-2	Post-Closing Covenants Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), The Boeing Company, Boeing NA, Inc. and the Company (formerly named New Rockwell International Corporation), filed as Exhibit 10-c to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

10-l-3	Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.
10-m-l	Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
10-m-2	Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
10-m-3	Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.
10-n-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.
10-n-2	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.
10-n-3	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.
10-o-1	Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
10-o-2	Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
10-o-3	Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.
10-p-1	364-Day Credit Agreement dated as of October 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10-p-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.
10-p-2	Three-Year Credit Agreement dated as of October 29, 2002 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10-p-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

10-p-3	Amended and Restated 364-Day Credit Agreement dated as of October 28, 2003 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent.
12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2003.
21	List of Subsidiaries of the Company.
23	Independent Auditors’ Consent.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          * Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K.

The Company filed a current report on Form 8-K dated July 22, 2003 with respect to announcing financial results for the quarter ended June 30, 2003 (Items 7 and 12).

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

David M. Dorgan
Vice President and Controller
(principal accounting officer)

Dated: December 3, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 3rd day of December 2003 by the following persons on behalf of the registrant and in the capacities indicated.

DON H. DAVIS, JR.*
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

BETTY C. ALEWINE*
Director

J. MICHAEL COOK*
Director

WILLIAM H. GRAY, III*
Director

VERNE G. ISTOCK*
Director

WILLIAM T. MCCORMICK, JR.*
Director

BRUCE M. ROCKWELL*
Director

DAVID B. SPEER*
Director

JOSEPH F. TOOT, JR.*
Director

KENNETH F. YONTZ*
Director

*By	/s/ WILLIAM J. CALISE, JR.

William J. Calise, Jr., Attorney-in-fact**

**By authority of powers of attorney filed herewith

SCHEDULE II

ROCKWELL AUTOMATION, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2003, 2002 and 2001

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions(b)	Year

	(in millions)
Year ended September 30, 2003
Allowance for doubtful accounts (a)	$47	$2	$2	$20	$31
Allowance for excess and obsolete inventory	53	16	2	15	56
Valuation allowance for deferred tax assets	52	4	—	9	47

Year ended September 30, 2002
Allowance for doubtful accounts (a)	$46	$16	$—	$15	$47
Allowance for excess and obsolete inventory	50	14	—	11	53
Valuation allowance for deferred tax assets	80	21	—	49	52

Year ended September 30, 2001
Allowance for doubtful accounts (a)	$42	$14	$—	$10	$46
Allowance for excess and obsolete inventory	47	15	—	12	50
Valuation allowance for deferred tax assets	113	2	—	35	80

(a)	Includes allowances for current and other long-term receivables.

(b)	Consists principally of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory and adjustments resulting from the Company’s ability to utilize foreign tax credit, capital loss, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

S-1

INDEX TO EXHIBITS*

Exhibit
No.	Exhibit

10-c-14	Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan for restricted stock granted on October 1, 2003.
10-p-3	Amended and Restated 364-Day Credit Agreement dated as of October 28, 2003 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent.
12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2003.
21	List of Subsidiaries of the Company.
23	Independent Auditors’ Consent.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.