Form 10-Q
period 2003-12-31
ROCKWELL  AUTOMATION INC
filed 2004-02-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2003. Commission file number 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

Registrant’s telephone number, including area code
(414) 212-5299
(Office of the Corporate Secretary)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑     No   ☐

     187,013,315 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2003.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31,	September 30,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$315.6	$226.4
Receivables	668.7	683.7
Inventories	544.2	541.6
Deferred income taxes	160.2	164.2
Other current assets	126.2	120.5

Total current assets	1,814.9	1,736.4
Property (net of accumulated depreciation: December 31, 2003, $1,318.5; September 30, 2003, $1,276.4)	902.8	925.4
Goodwill	808.3	798.2
Other intangible assets	343.0	344.1
Other assets	168.9	182.2

Total	$4,037.9	$3,986.3

Liabilities and Shareowners’ Equity
Current liabilities:
Short-term debt	$8.7	$8.7
Accounts payable	290.3	327.1
Compensation and benefits	146.5	170.6
Income taxes payable	22.8	15.0
Other current liabilities	327.5	298.6

Total current liabilities	795.8	820.0
Long-term debt	759.4	764.0
Retirement benefits	674.1	656.7
Deferred income taxes	32.0	37.4
Other liabilities	121.6	121.4
Commitments and contingent liabilities (Note 9)
Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,024.9	1,007.5
Retained earnings	2,086.7	2,143.0
Accumulated other comprehensive loss	(319.5)	(343.8)
Restricted stock compensation	(0.2)	—
Common stock in treasury, at cost (shares held: December 31, 2003, 29.4; September 30, 2003, 30.8)	(1,353.3)	(1,436.3)

Total shareowners’ equity	1,655.0	1,586.8

Total	$4,037.9	$3,986.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,

	2003	2002

Sales	$1,015.7	$983.6
Cost of sales	(675.5)	(663.2)

Gross profit	340.2	320.4
Selling, general and administrative expenses	(257.2)	(250.8)
Other income (expense)	3.7	5.1
Interest expense	(10.5)	(15.1)

Income from continuing operations before income taxes	76.2	59.6
Income tax provision	(18.6)	(17.9)

Income from continuing operations	57.6	41.7
Income from discontinued operations	4.6	—

Net income	$62.2	$41.7

Basic earnings per share:
Continuing operations	$0.31	$0.22
Discontinued operations	0.02	—

Net income	$0.33	$0.22

Diluted earnings per share:
Continuing operations	$0.30	$0.22
Discontinued operations	0.02	—

Net income	$0.32	$0.22

Cash dividends per share	$0.165	$0.165

Weighted average outstanding shares:
Basic	186.3	185.6

Diluted	192.3	189.4

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31,

	2003	2002

Continuing Operations:
Operating Activities:
Income from continuing operations	$57.6	$41.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	40.8	44.2
Amortization of intangible assets	7.6	5.6
Income tax benefit from the exercise of stock options	14.4	1.0
Net (gain) loss on disposition of property	(1.0)	0.1
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	43.0	33.0
Inventories	2.4	6.3
Accounts payable	(41.2)	(37.0)
Compensation and benefits	(26.8)	(10.0)
Income taxes	6.3	(18.1)
Other assets and liabilities	41.2	37.0

Cash Provided by Operating Activities	144.3	103.8

Investing Activities:
Capital expenditures	(16.2)	(14.8)
Other investing activities	0.2	(5.0)

Cash Used for Investing Activities	(16.0)	(19.8)

Financing Activities:
Repayments of debt	—	(1.3)
Cash dividends	(30.8)	(30.7)
Purchases of treasury stock	(40.7)	(28.4)
Proceeds from the exercise of stock options	35.6	6.3
Other financing activities	(0.6)	(1.4)

Cash Used for Financing Activities	(36.5)	(55.5)

Effect of exchange rate changes on cash	(2.6)	(11.1)

Cash Provided by Continuing Operations	89.2	17.4

Cash Used for Discontinued Operations	—	—

Increase in Cash and Cash Equivalents	89.2	17.4
Cash and Cash Equivalents at Beginning of Period	226.4	289.2

Cash and Cash Equivalents at End of Period	$315.6	$306.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies

     In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Receivables

     Receivables are stated net of allowances for doubtful accounts of $28.9 million at December 31, 2003 and $28.3 million at September 30, 2003.

     Stock Options

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of the Company’s common stock on the grant dates, therefore no compensation expense is recognized in connection with stock options granted to employees. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards in each period:

	Three Months Ended
	December 31,

	2003	2002

Net income, as reported	$62.2	$41.7
Pro forma compensation expense, net of tax	(5.8)	(1.2)

Pro forma net income	$56.4	$40.5

Earnings per share:
Basic — as reported	$0.33	$0.22

Basic — pro forma	$0.30	$0.22

Diluted — as reported	$0.32	$0.22

Diluted — pro forma	$0.29	$0.21

     Included in pro forma compensation expense for the three months ended December 31, 2003 is $5.8 million ($3.6 million after tax) related to performance-vesting options that vested in the first quarter of 2004 as a result of the market price of the Company’s common stock reaching a specified level for a pre-determined period of time.

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

2. Recent Accounting Pronouncements

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1). SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in the law that affect the future level of healthcare benefit plan coverage should be considered in the current period measurements of postretirement

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Recent Accounting Pronouncements — (Continued)

net periodic benefit cost and accumulated postretirement benefit obligation. As permitted, by FSP FAS 106-1, the Company has elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation, in the financial statements, due to the fact that specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information. The Company is currently evaluating the effect of this Act on its other postretirement benefits expense.

     In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original issuance of SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company is required to include the interim period disclosures of the revised SFAS 132 beginning in the second quarter of 2004.

3. Inventories

     Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2003	2003

Finished goods	$207.2	$205.4
Work in process	141.7	138.1
Raw materials, parts, and supplies	195.3	198.1

Inventories	$544.2	$541.6

     Inventories are reported net of the allowance for excess and obsolete inventory of $59.1 million at December 31, 2003 and $56.4 million at September 30, 2003.

4. Product Warranty Obligations

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

     Changes in the product warranty obligations for the three-month periods ended December 31, 2003 and 2002 are as follows (in millions):

	Three Months Ended
	December 31,

	2003	2002

Balance at beginning of period	$29.4	$30.7
Warranties recorded at time of sale	7.5	7.4
Adjustments to pre-existing warranties	—	(0.3)
Payments	(7.0)	(6.7)

Balance at end of period	$29.9	$31.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Debt

     Short-term debt consisted of the following (in millions):

	December 31,	September 30,
	2003	2003

Current portion of long-term debt	$8.4	$8.4
Other borrowings	0.3	0.3

Short-term debt	$8.7	$8.7

     Long-term debt consisted of the following (in millions):

	December 31,	September 30,
	2003	2003

6.15% notes, payable in 2008	$355.7	$360.4
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Other borrowings	8.4	8.4
Unamortized discount	(46.3)	(46.4)

Subtotal	767.8	772.4
Less current portion	8.4	8.4

Long-term debt	$759.4	$764.0

     The current portion of long-term debt at December 31, 2003 and September 30, 2003 represents industrial development revenue bonds which the Company retired in January 2004 (prior to maturity).

     In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.52 percent at December 31, 2003 and September 30, 2003. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was $5.7 million at December 31, 2003 and $10.4 million at September 30, 2003. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets in the Condensed Consolidated Balance Sheet and the carrying value of the underlying debt was increased to $355.7 million at December 31, 2003 and $360.4 million at September 30, 2003 in accordance with SFAS 133.

6. Comprehensive Income

     Comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 31,

	2003	2002

Net income	$62.2	$41.7
Other comprehensive income:
Currency translation adjustments	23.3	17.1
Net unrealized gains on cash flow hedges	2.3	(3.6)
Other	(1.3)	(0.6)

Other comprehensive income	24.3	12.9

Comprehensive income	$86.5	$54.6

7. Related Party Transactions

     The Company owns 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. The Company’s investment in RSC of $54.2 million at December 31, 2003 and $53.9 million at September 30, 2003 is included in other assets in the Condensed Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Related Party Transactions — (Continued)

     The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay a minimum of $3 million for such services in 2004. The Company incurred $0.6 million in the three-month period ended December 31, 2003 and $0.5 million in the three-month period ended December 31, 2002 for research and development services performed by RSC. At December 31, 2003 and September 30, 2003, the amounts due to RSC for research and development services were not significant.

     The Company shares equally with Rockwell Collins, Inc., which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At December 31, 2003, there were outstanding borrowings of $2 million on the line of credit, of which the Company funded $1 million. There were no borrowings outstanding at September 30, 2003. In addition, the Company and Rockwell Collins, Inc. each guarantees one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $6 million. The lease agreement has a term which ends in December 2011.

     The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. The Company paid CoLinx $5.4 million in the three-month period ended December 31, 2003 and $3.9 million in the three-month period ended December 31, 2002 primarily for logistics services. In addition, CoLinx paid the Company $0.9 million in the three-month period ended December 31, 2003 and $0.6 million in the three-month period ended December 31, 2002 for the use of facilities owned by the Company and other services. The amounts due to or from CoLinx at December 31, 2003 and September 30, 2003 were not significant.

8. Income Taxes

     The Company recognized in earnings in the first quarter of 2004 a net tax benefit of $4.3 million related to additional state tax benefits associated with a previously reported U.S federal research and experimentation tax credit settlement in 2003.

9. Commitments and Contingent Liabilities

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its business, including those pertaining to product liability, intellectual property, environmental, safety and health, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to the Company, management believes the disposition of matters which are pending or asserted will not have a material adverse effect on the Company’s business or financial condition.

     The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company received $250,000 per quarter from Conexant through December 31, 2003 and will receive $500,000 per quarter from Conexant through December 31, 2004 unless the Company is released from the guarantee prior thereto. Conexant is contractually obligated to take efforts necessary to release the Company from the guarantee by December 31, 2004. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Discontinued Operations

     Discontinued operations in the first quarter of 2004 included income of $7.6 million ($4.6 million after tax, or 2 cents per diluted share) from a final judgment in a defense claim legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax, or 2 cents per diluted share) recognized in the fourth quarter of 2003 related to the Rocky Flats defense claim legal proceeding. At December 31, 2003, the Company had a receivable of approximately $15 million related to the final judgment, including approximately $5 million of interest through that date.

11. Segment Information

     The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended
	December 31,

	2003	2002

Sales
Control Systems	$838.3	$792.9
Power Systems	166.0	175.8
FirstPoint Contact	25.4	25.8
Intersegment sales	(14.0)	(10.9)

Total	$1,015.7	$983.6

Segment Operating Earnings
Control Systems	$100.5	$85.9
Power Systems	9.1	8.1
FirstPoint Contact	0.8	(0.4)

Total	110.4	93.6

Purchase accounting amortization	(6.8)	(6.5)
General corporate — net	(16.9)	(12.4)
Interest expense	(10.5)	(15.1)
Income tax provision	(18.6)	(17.9)

Income from continuing operations	$57.6	$41.7

     Among other considerations, the Company evaluates performance and allocates resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates which are not considered part of the operations of a particular segment, and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Intersegment sales are at market prices.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of September 30, 2003, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and in our report dated November 5, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 4, 2004

ROCKWELL AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information products and services. The Company is organized based on products and services and has three operating segments: Control Systems, Power Systems and FirstPoint Contact. Control Systems is a supplier of industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes. Power Systems is a supplier of mechanical power transmission products and industrial motors and drives. FirstPoint Contact provides customer contact center solutions that support multiple channels (voice, e-mail, web, wireless) through open interaction infrastructure.

     Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to weak business conditions in recent years, especially in the manufacturing economy, manufacturers have been operating at historically low levels of plant capacity utilization. This condition results in the tendency to defer significant amounts of capital investment until the environment improves. The table below depicts the trend since September 2002 in capacity utilization in the United States, as published by the Federal Reserve, and in manufacturing activity in the United States, as reflected in the purchasing managers’ index (PMI), published by the Institute for Supply Management (ISM). According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

	Sep.	Dec.	Mar.	Jun.	Sep.	Oct.	Nov.	Dec.
	2002	2002	2003	2003	2003	2003	2003	2003

Capacity Utilization (percent)	75.7	74.9	74.8	74.0	74.9	75.1	75.8	75.8
PMI	50.7	55.2	46.2	49.8	53.7	57.0	62.8	66.2

     In the past, the Company’s results of operations have typically followed the trends in capacity utilization and the PMI. Control Systems continues to see a broad-based recovery in its end markets as evidenced by an improving sales run rate in each of the last two quarters, excluding the effects of currency. Management believes the core business has passed through an inflection point and appears to be in a sustainable upward trend.

RESULTS OF OPERATIONS

     The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended
	December 31,

	2003	2002

Sales
Control Systems	$828.8	$787.1
Power Systems	161.5	170.8
FirstPoint Contact	25.4	25.7

Total	$1,015.7	$983.6

Segment Operating Earnings
Control Systems	$100.5	$85.9
Power Systems	9.1	8.1
FirstPoint Contact	0.8	(0.4)

Total	$110.4	$93.6

     See Note 11 in the Notes to Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.

ROCKWELL AUTOMATION, INC.

2004 First Quarter Compared to 2003 First Quarter

     Sales were $1,015.7 million in the first quarter of 2004, an increase of 3 percent compared to $983.6 million in the first quarter of 2003. Included in sales for the first quarter of 2004 was $48.9 million due to the effect of currency translation. Segment operating earnings in the 2004 first quarter were $110.4 million, an increase of 18 percent compared to $93.6 million in the 2003 first quarter, primarily as a result of the continuing benefits of cost reduction actions and Lean Enterprise initiatives. Net income for the first quarter of 2004 was $62.2 million, or 32 cents per diluted share, compared to $41.7 million, or 22 cents per diluted share, for the first quarter of 2003. Included in net income for the first quarter of 2004 was a net tax benefit of $4.3 million, or 2 cents per diluted share, related to additional state tax benefits associated with a previously reported U.S. federal research and experimentation tax credit settlement in 2003. Net income for the first quarter of 2004 also includes income of $7.6 million ($4.6 million after tax, or 2 cents per diluted share), reflected in discontinued operations, from a final judgment in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy.

Control Systems

     Control Systems’ sales in the first quarter of 2004 were $828.8 million, an increase of 5 percent compared to sales of $787.1 million in the first quarter of 2003. Included in sales for the first quarter of 2004 was $46.3 million due to the effect of currency translation. The effect of currency translation was the result of continued weakening of the U.S. dollar against currencies of major industrial countries in which Control Systems conducts business. From a regional perspective, sales outside of the U.S. increased approximately 16 percent (approximately 1 percent excluding currency translation), while U.S. sales decreased approximately 2 percent. The Logix business increased approximately 20 percent from last year’s first quarter. Within Global Manufacturing Solutions, the process solutions, software and manufacturing information solutions businesses collectively increased approximately 9 percent from last year’s first quarter.

     Segment operating earnings were $100.5 million in the 2004 first quarter, an increase of 17 percent compared to $85.9 million in the 2003 first quarter due to the continuing benefits of cost reduction actions. Control Systems’ return on sales for the first quarter of 2004 was 12.1 percent compared to 10.9 percent for the first quarter of 2003.

Power Systems

     Power Systems’ sales in the first quarter of 2004 were $161.5 million compared to $170.8 million in the 2003 first quarter, primarily driven by changes in distribution channel inventories at the Mechanical business. Segment operating earnings increased to $9.1 million in the first quarter of 2004 compared to $8.1 million in the first quarter of 2003 due to the continuing benefits of cost reduction actions. Power Systems’ return on sales for the first quarter of 2004 was 5.6 percent compared to 4.7 percent for the first quarter of 2003.

FirstPoint Contact

     FirstPoint Contact’s sales were $25.4 million in the 2004 first quarter compared to $25.7 million in the 2003 first quarter. Segment operating earnings were $0.8 million in the first quarter of 2004 compared to a loss of $0.4 million in the first quarter of 2003.

General Corporate – Net

     General corporate expenses were $16.9 million in the first quarter of 2004 compared to $12.4 million in the first quarter of 2003. The increase is in part the result of costs associated with the corporate staff changes and lower earnings from the Company’s investment in Rockwell Scientific Company LLC.

Interest Expense

     Interest expense was $10.5 million in the first quarter of 2004 compared to $15.1 million in the first quarter of 2003. The decrease was the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003 and the benefit of an interest rate swap (see Note 5 in the Notes to Condensed Consolidated Financial Statements).

ROCKWELL AUTOMATION, INC.

Income Taxes

     The effective tax rate for the first quarter of 2004 was 24.4 percent compared to 30 percent in the first quarter of 2003. Income taxes for the first quarter of 2004 included a net benefit of $4.3 million related to additional state tax benefits associated with a previously reported U.S. federal research and experimentation tax credit settlement in 2003 (see Note 8 in the Notes to Condensed Consolidated Financial Statements). The effective tax rate is expected to be 30 percent for the remainder of the year.

Discontinued Operations

     See Note 10 in the Notes to Condensed Consolidated Financial Statements regarding discontinued operations.

Recent Accounting Pronouncements

     See Note 2 in the Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 14-17 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information, other than regarding a final judgment in a legal proceeding described in Note 10 in the Notes to Condensed Consolidated Financial Statements.

Business Outlook

     Management is confident the Company will achieve full-year earnings growth of 20 to 30 percent, which would equate to diluted earnings per share from continuing operations in the range of $1.35 to $1.45 excluding the tax benefit.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION

     The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Three Months Ended
	December 31,

	2003	2002

Cash provided by (used for):
Operating activities	$144.3	$103.8
Investing activities	(16.0)	(19.8)
Financing activities	(36.5)	(55.5)
Effect of exchange rate changes on cash	(2.6)	(11.1)

Cash provided by continuing operations	$89.2	$17.4

     The following table summarizes free cash flow for the Company (in millions):

Cash provided by operating activities	$144.3	$103.8
Capital expenditures	(16.2)	(14.8)

Free cash flow	$128.1	$89.0

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

     Free cash flow was $128.1 million for the three months ended December 31, 2003 compared to $89.0 million in the same period in 2003. The strong free cash flow performance in the first quarter of 2004 was the result of continued focus on cash generation, in particular capital spending discipline. In addition, the Company was not required to make U.S. federal estimated tax payments in the first quarter of 2004 compared to $20 million of such estimated payments in the first quarter of 2003. The Company also received approximately $15 million of state tax refunds in the first quarter of 2004 which further contributed to the increase in free cash flow compared to last year. Capital expenditures in 2004 are expected to be $125 million to $135 million, but will depend ultimately on business conditions. Free cash flow for the first quarter of 2004 is not necessarily indicative of the amount for the full year as a result of the timing of certain payments and receipts which do not occur evenly throughout the year.

     The Company elects to utilize commercial paper markets as its principal source of short-term financing. During the three months ended December 31, 2003, the Company had average borrowings of $7.2 million under its commercial paper program. The Company did not borrow under its commercial paper program in the first quarter of 2003.

     The Company repurchased approximately 1.3 million shares of its common stock at a cost of approximately $40.7 million in the first three months of 2004 compared to 1.4 million shares of its common stock at a cost of approximately $28.4 million in the same period in 2003. At December 31, 2003, the Company had approximately $136.2 million remaining for stock repurchases under existing board authorizations.

     Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and will include contributions to the Company’s pension plans. It is expected that each of these future uses of cash will be funded by cash generated by operating activities and commercial paper borrowings, a new issue of debt or issuance of other securities. In January 2004, the Company’s $8.4 million of industrial development revenue bonds were retired prior to maturity using cash on hand.

     In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s debt-to-total-capital ratio was 31.7 percent at December 31, 2003 compared to 32.7 percent at September 30, 2003.

     As of December 31, 2003, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. Outstanding commercial paper balances, if any, reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facilities contain a covenant under which the Company would be in default if the Company’s debt to capital ratio were to exceed 60 percent.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (Continued)

     The following is a summary of the Company’s credit ratings as of December 31, 2003:

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

ENVIRONMENTAL

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on page 56 in Note 19 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

SUPPLEMENTAL SALES INFORMATION

     Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management. Management believes that sales excluding the effect of currency translation, which is a non-GAAP financial measure, provides useful information to investors since it reflects regional performance from the Company’s activities without the effect of changes in currency rates. Management uses sales excluding currency translation to monitor and evaluate the Company’s regional performance. The effect of currency translation is determined by translating the respective period sales using the same exchange rates as were in effect the preceding year.

     The following is a reconciliation of reported sales to sales excluding the effect of currency translation for the Control Systems segment and the Company (in millions):

Control Systems

	Three Months Ended			Three Months Ended
	December 31, 2003			December 31, 2002

			Sales
			Excluding
		Currency	Currency
	Sales	Translation	Translation	Sales

United States	$459.8	$—	$459.8	$467.8
Canada	73.4	(11.9)	61.5	55.4
Europe, Middle East, Africa	169.8	(26.9)	142.9	147.6
Asia-Pacific	91.1	(6.8)	84.3	82.7
Latin America	34.7	(0.7)	34.0	33.6

Total Control Systems Sales	$828.8	$(46.3)	$782.5	$787.1

Company

	Three Months Ended			Three Months Ended
	December 31, 2003			December 31, 2002

			Sales
			Excluding
		Currency	Currency
	Sales	Translation	Translation	Sales

United States	$625.1	$—	$625.1	$640.5
Canada	83.3	(13.4)	69.9	65.0
Europe, Middle East, Africa	178.2	(28.2)	150.0	158.2
Asia-Pacific	91.9	(6.9)	85.0	83.6
Latin America	37.2	(0.4)	36.8	36.3

Total Sales	$1,015.7	$(48.9)	$966.8	$983.6

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

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 25 and 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information.

Item 4. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2003, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the quarter ended December 31, 2003 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

     There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information with respect to the Company’s legal proceedings is contained on pages 6-9 in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at December 31, 2003, there has been no material change to this information, except that the section entitled “Rocky Flats Plant” is updated in its entirety as follows:

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

ROCKWELL AUTOMATION, INC.

Item 1. Legal Proceedings — (Continued)

     On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company’s operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney’s fees but the court refused to consider the matter until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, the Company filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees, and on March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, the matter is once again under submission to the Court of Appeals. Management believes that an outcome adverse to the Company will not have a material effect on the Company’s business or financial condition. The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and intends to file a claim with the DOE seeking reimbursement thereof at the conclusion of the litigation.

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

     On September 28, 1995, the Company filed an appeal with the Department of Energy Board of Contract Appeals (“EBCA”) from DOE’s denial of claims totaling $10 million for costs incurred in relation to a 1989 federal grand jury investigation of possible environmental crimes at the DOE’s Rocky Flats plant. During pre-trial proceedings, the EBCA bifurcated proceedings so as to consider the Company’s entitlement to reimbursement of costs of the sort claimed before determining the amount of any award. On October 31, 2001, the EBCA ruled that the Company was entitled to reimbursement of the types of costs claimed. On April 16, 2003, the United States Court of Appeals for the Federal Circuit affirmed the EBCA decision. The period during which the government could have appealed this decision has lapsed. The Court of Appeals remanded the case to the EBCA for such further action as may be appropriate in light of its decision. On December 30, 2003, the EBCA entered a stipulated final and nonappealable judgment in the Company’s favor in the amount of $10 million, together with interest thereon at the statutory rate from June 23, 1995 which was approximately $5 million at December 31, 2003.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Exhibit 3	-	By-Laws of the Company, as amended.

*Exhibit 10.1	-	Copy of Restricted Stock Agreement dated January 5, 2004 between the Company and James V. Gelly.

*Exhibit 10.2	-	Copy of Change of Control Agreement dated January 5, 2004 between the Company and James V. Gelly.

*Exhibit 10.3	-	Copy of the Company’s Deferred Compensation Plan.

*Exhibit 10.4	-	Copy of the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Appendix B to the Proxy Statement for the Company’s 2004 Annual Meeting is hereby incorporated by reference.

*Exhibit 10.5	-	Copy of the Resolution of the Board of Directors of the Company adopted January 14, 2004, amending the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated January 15, 2004, is hereby incorporated by reference.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2003.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K during the quarter ended December 31, 2003:

     The Company furnished a current report on Form 8-K dated November 6, 2003 with respect to announcing financial results for the quarter and fiscal year ended September 30, 2003 (Item 12).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 4, 2004	By	/s/ J. V. GELLY

J. V. Gelly Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 4, 2004	By	/s/ W. J. CALISE, JR.

W. J. Calise, Jr. Senior Vice President, General Counsel and Secretary

Date:	February 4, 2004	By	/s/ D. M. DORGAN

D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Exhibit

3	By-Laws of the Company, as amended.
10.1	Copy of Restricted Stock Agreement dated January 5, 2004 between the Company and James V. Gelly.
10.2	Copy of Change of Control Agreement dated January 5, 2004 between the Company and James V. Gelly.
10.3	Copy of Company’s Deferred Compensation Plan.
10.4	Copy of the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Appendix B to the Proxy Statement for the Company’s 2004 Annual Meeting is hereby incorporated by reference.
10.5	Copy of the Resolution of the Board of Directors of the Company adopted January 14, 2004, amending the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated January 15, 2004, is hereby incorporated by reference.
12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2003.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.