Form 10-Q
period 2004-03-31
ROCKWELL  AUTOMATION INC
filed 2004-05-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004 Commission file number 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 East Wisconsin Avenue, Suite 1400, Milwaukee, Wisconsin	53202 (Zip Code)
(Address of principal executive offices)

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

185,887,022 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2004.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$353.8	$226.4
Receivables	689.9	683.7
Inventories	557.8	541.6
Deferred income taxes	155.7	164.2
Other current assets	110.7	120.5

Total current assets	1,867.9	1,736.4
Property (net of accumulated depreciation:
March 31, 2004, $1,348.6; September 30, 2003, $1,276.4)	879.9	925.4
Goodwill	808.1	798.2
Other intangible assets	339.1	344.1
Other assets	173.6	182.2

Total	$4,068.6	$3,986.3

Liabilities and Shareowners’ Equity
Current liabilities:
Short-term debt	$0.3	$8.7
Accounts payable	330.5	327.1
Compensation and benefits	173.4	170.6
Income taxes payable	49.0	15.0
Other current liabilities	302.0	298.6

Total current liabilities	855.2	820.0
Long-term debt	766.0	764.0
Retirement benefits	635.7	656.7
Deferred income taxes	22.6	37.4
Other liabilities	123.0	121.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,029.5	1,007.5
Retained earnings	2,113.6	2,143.0
Accumulated other comprehensive loss	(312.9)	(343.8)
Restricted stock compensation	(0.8)	—
Common stock in treasury, at cost (shares held:
March 31, 2004, 30.5; September 30, 2003, 30.8)	(1,379.7)	(1,436.3)

Total shareowners’ equity	1,666.1	1,586.8

Total	$4,068.6	$3,986.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales	$1,112.9	$1,029.4	$2,128.6	$2,013.0
Cost of sales	(713.1)	(692.9)	(1,388.6)	(1,356.1)

Gross profit	399.8	336.5	740.0	656.9
Selling, general and administrative expenses	(278.4)	(254.9)	(535.6)	(505.7)
Other income (expense)	0.7	(1.8)	4.4	3.3
Interest expense	(10.2)	(14.7)	(20.7)	(29.8)

Income from continuing operations before income taxes	111.9	65.1	188.1	124.7
Income tax provision	(33.6)	(16.1)	(52.2)	(34.0)

Income from continuing operations	78.3	49.0	135.9	90.7
Income from discontinued operations	—	—	4.6	—

Net income	$78.3	$49.0	$140.5	$90.7

Basic earnings per share:
Continuing operations	$0.42	$0.26	$0.73	$0.49
Discontinued operations	—	—	0.02	—

Net income	$0.42	$0.26	$0.75	$0.49

Diluted earnings per share:
Continuing operations	$0.41	$0.26	$0.71	$0.48
Discontinued operations	—	—	0.02	—

Net income	$0.41	$0.26	$0.73	$0.48

Cash dividends per share	$0.165	$0.165	$0.33	$0.33

Weighted average outstanding shares:
Basic	186.7	185.6	186.5	185.6

Diluted	192.1	190.4	192.2	189.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2004	2003
Continuing Operations:
Operating Activities:
Income from continuing operations	$135.9	$90.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	82.1	86.0
Amortization of intangible assets	14.6	10.9
Pension trust contributions	(50.0)	—
Income tax benefit from the exercise of stock options	21.9	8.4
Loss on disposition of a business	—	8.4
Net gain on dispositions of property	(0.8)	(0.8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	12.7	18.7
Inventories	(10.4)	0.6
Accounts payable	(2.6)	(7.4)
Compensation and benefits	0.6	(1.5)
Income taxes	51.0	(22.5)
Other assets and liabilities	25.2	9.2

Cash Provided by Operating Activities	280.2	200.7

Investing Activities:
Capital expenditures	(37.1)	(41.7)
Acquisitions of businesses, net of cash acquired	—	(24.9)
Other investing activities	2.6	(6.9)

Cash Used for Investing Activities	(34.5)	(73.5)

Financing Activities:
Repayments of debt	(8.4)	(3.1)
Cash dividends	(61.5)	(61.3)
Purchases of treasury stock	(99.9)	(66.2)
Proceeds from the exercise of stock options	46.2	32.6
Other financing activities	(0.9)	(1.5)

Cash Used for Financing Activities	(124.5)	(99.5)

Effect of exchange rate changes on cash	(3.0)	(21.4)

Cash Provided by Continuing Operations	118.2	6.3
Cash Provided by Discontinued Operations	9.2	—

Increase in Cash and Cash Equivalents	127.4	6.3
Cash and Cash Equivalents at Beginning of Period	226.4	289.2

Cash and Cash Equivalents at End of Period	$353.8	$295.5

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies

     In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three- and six-month periods ended March 31, 2004 are not necessarily indicative of the results for the full year.

     Receivables

     Receivables are stated net of allowances for doubtful accounts of $29.1 million at March 31, 2004 and $28.3 million at September 30, 2003.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income, as reported	$78.3	$49.0	$140.5	$90.7
Pro forma compensation expense, net of tax	(2.0)	(1.3)	(7.8)	(2.5)

Pro forma net income	$76.3	$47.7	$132.7	$88.2

Earnings per share:
Basic – as reported	$0.42	$0.26	$0.75	$0.49

Basic – pro forma	$0.41	$0.26	$0.71	$0.48

Diluted – as reported	$0.41	$0.26	$0.73	$0.48

Diluted – pro forma	$0.40	$0.25	$0.69	$0.46

     The fair value of each option is estimated using the Black-Scholes pricing model. Included in pro forma compensation expense for the six months ended March 31, 2004 is $5.8 million ($3.6 million after tax) related to options that vested in the first quarter of 2004 as a result of the market price of the Company’s common stock reaching a specified level for a pre-determined period of time.

     Earnings Per Share

     The Company presents two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price over

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies – (Continued)

     the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For each of the three- and six-month periods ended March 31, 2004, the number of stock options excluded from the computations of diluted EPS was 0.1 million. For the three- and six-month periods ended March 31, 2003, the number of stock options excluded from the computations of diluted EPS was 0.2 million and 2.1 million, respectively.

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

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-1). SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in the law that affect the future level of healthcare benefit plan coverage should be considered in the current period measurements of postretirement net periodic benefit cost and accumulated postretirement benefit obligation. As permitted by FSP FAS 106-1, the Company has elected to defer reflecting the effect of the Act on postretirement net periodic benefit cost and the accumulated postretirement benefit obligation in the financial statements, due to the fact that specific authoritative guidance on the accounting for the federal subsidy is pending. The Company is currently evaluating the effect of the Act on its other postretirement benefits.

     In December 2003, the FASB issued the revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132). The revised SFAS 132 retains the disclosures required by the original SFAS 132 and requires additional annual disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations and cash flows. The Company will include the revised SFAS 132 annual disclosures in its Annual Report on Form 10-K for the fiscal year ending September 30, 2004. The revised SFAS 132 also requires additional interim period disclosures, including the components of net periodic benefit cost and changes in planned contributions. The Company has included the interim period disclosures of the revised SFAS 132 in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Acquisitions of Businesses – (Continued)

     The aggregate cash purchase price for these acquisitions was $25.7 million, of which $0.8 million was paid in the third quarter of 2003. The Company will be required to make additional cash payments if certain future operating performance criteria are met by the acquired businesses. Management believes that these additional cash payments, if any, would be recorded as goodwill and would not have a material effect on the Company’s financial position, results of operations or shareowners’ equity.

     Assets acquired and liabilities assumed have been recorded at estimated fair values. Amounts recorded for liabilities assumed in connection with the acquisitions were $0.7 million. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill.

     These acquisitions were accounted for as purchases and, accordingly, the results of operations of the businesses acquired have been included in the Condensed Consolidated Statement of Operations since the respective dates of acquisition. Pro forma financial information is not presented as the effect of the acquisitions was not material to the Company’s results of operations or financial position.

4.	Inventories

     Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2004	2003
Finished goods	$212.9	$205.4
Work in process	141.1	138.1
Raw materials, parts, and supplies	203.8	198.1

Inventories	$557.8	$541.6

     Inventories are reported net of the allowance for excess and obsolete inventory of $58.7 million at March 31, 2004 and $56.4 million at September 30, 2003.

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

     Changes in the product warranty obligations for the six-month periods ended March 31, 2004 and 2003 are as follows (in millions):

	Six Months Ended
	March 31,
	2004	2003
Balance at beginning of period	$29.4	$30.7
Warranties recorded at time of sale	14.7	14.0
Adjustments to pre-existing warranties	(0.1)	(0.6)
Payments	(14.3)	(13.5)

Balance at end of period	$29.7	$30.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Debt

     Short-term debt consisted of the following (in millions):

	March 31,	September 30,
	2004	2003
Current portion of long-term debt	$—	$8.4
Other borrowings	0.3	0.3

Short-term debt	$0.3	$8.7

     Long-term debt consisted of the following (in millions):

	March 31,	September 30,
	2004	2003
6.15% notes, payable in 2008	$362.2	$360.4
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Other borrowings	—	8.4
Unamortized discount	(46.2)	(46.4)

Subtotal	766.0	772.4
Less current portion	—	8.4

Long-term debt	$766.0	$764.0

     The current portion of long-term debt at September 30, 2003 represents industrial development revenue bonds which the Company retired in January 2004 (prior to maturity).

     In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.58 percent at March 31, 2004 and 3.52 percent at September 30, 2003. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was $12.2 million at March 31, 2004 and $10.4 million at September 30, 2003. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets in the Condensed Consolidated Balance Sheet and the carrying value of the underlying debt was increased to $362.2 million at March 31, 2004 and $360.4 million at September 30, 2003 in accordance with SFAS 133.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$15.1	$12.6	$30.2	$25.2
Interest cost	27.4	25.5	54.6	51.0
Expected return on plan assets	(30.2)	(28.9)	(59.1)	(57.8)
Amortization:
Prior service cost	0.4	0.4	0.9	0.8
Net transition asset	(0.5)	(0.6)	(1.1)	(1.2)
Net actuarial loss	3.7	1.5	7.3	3.0

Net periodic benefit cost	$15.9	$10.5	$32.8	$21.0

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Service cost	$1.5	$1.5	$2.9	$3.0
Interest cost	5.0	5.9	10.0	11.8
Amortization:
Prior service cost	(3.4)	(3.1)	(6.9)	(6.2)
Net actuarial loss	2.8	3.0	5.7	6.0

Net periodic benefit cost	$5.9	$7.3	$11.7	$14.6

     At the end of February 2004, the Company made a $50 million voluntary contribution to its U.S. qualified pension plan trust. The decrease in the net periodic benefit cost for the three months ended March 31, 2004 was the result of the timing of this contribution. In April 2004, the Company made an additional $75 million voluntary contribution to its U.S. qualified pension plan trust.

8.	Comprehensive Income

     Comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income	$78.3	$49.0	$140.5	$90.7
Other comprehensive income:
Currency translation adjustments	—	11.4	23.3	28.5
Net unrealized gains (losses) on cash flow hedges	7.2	(5.5)	9.5	(9.1)
Other	(0.6)	0.3	(1.9)	(0.3)

Other comprehensive income	6.6	6.2	30.9	19.1

Comprehensive income	$84.9	$55.2	$171.4	$109.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Related Party Transactions

     The Company owns 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. The Company’s investment in RSC of $54.7 million at March 31, 2004 and $53.9 million at September 30, 2003 is included in other assets in the Condensed Consolidated Balance Sheet.

     The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay a minimum of $3 million for such services in 2004. The Company incurred $0.7 million in the three-month period ended March 31, 2004 and $1.3 million in the six-month period ended March 31, 2004, and $0.8 million in the three-month period ended March 31, 2003 and $1.3 million in the six-month period ended March 31, 2003, for research and development services performed by RSC. At March 31, 2004 and September 30, 2003, the amounts due to RSC for research and development services and from RSC for cost sharing arrangements were not significant.

     The Company shares equally with Rockwell Collins, Inc., which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At March 31, 2004, there were outstanding borrowings of $3.0 million on the line of credit, of which the Company funded $1.5 million. There were no borrowings outstanding at September 30, 2003. In addition, the Company and Rockwell Collins, Inc. each guarantees one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $6 million. The lease agreement has a term which ends in December 2011.

     The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. The Company paid CoLinx $2.9 million in the three-month period ended March 31, 2004 and $8.3 million in the six-month period ended March 31, 2004, and $3.6 million in the three-month period ended March 31, 2003 and $7.5 million in the six-month period ended March 31, 2003, primarily for logistics services. In addition, CoLinx paid the Company $0.4 million in the three-month period ended March 31, 2004 and $1.3 million in the six-month period ended March 31, 2004, and $0.8 million in the three-month period ended March 31, 2003 and $1.4 million in the six-month period ended March 31, 2003, for the use of facilities owned by the Company and other services. The amounts due to and from CoLinx at March 31, 2004 and September 30, 2003 were not significant.

10.	Income Taxes

     The Company recognized in earnings in the first quarter of 2004 a net tax benefit of $4.3 million related to additional state tax benefits associated with a previously reported U.S federal research and experimentation tax credit settlement in 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period that the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company received $250,000 per quarter from Conexant through December 31, 2003 and receives $500,000 per quarter from Conexant through December 31, 2004 unless the Company is released from the guarantee prior thereto. Conexant is contractually obligated to take efforts necessary to release the Company from the guarantee by December 31, 2004. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

12. Discontinued Operations

     Discontinued operations in the six months ended March 31, 2004 included income of $7.6 million ($4.6 million after tax, or 2 cents per diluted share) recorded in the first quarter as a result of a final judgment in a defense claim legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax, or 2 cents per diluted share) recognized in the fourth quarter of 2003 related to the Rocky Flats defense claim legal proceeding. In March 2004, the Company received $15.1 million related to this matter. This amount is displayed, net of the related tax, in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Segment Information

The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales
Control Systems	$906.2	$837.2	$1,744.5	$1,630.1
Power Systems	185.5	179.3	351.5	355.1
FirstPoint Contact	33.5	24.4	58.9	50.2
Intersegment sales	(12.3)	(11.5)	(26.3)	(22.4)

Total	$1,112.9	$1,029.4	$2,128.6	$2,013.0

Segment Operating Earnings (Loss)
Control Systems	$132.0	$93.4	$232.5	$179.3
Power Systems	13.8	15.5	22.9	23.6
FirstPoint Contact	5.7	—	6.5	(0.4)

Total	151.5	108.9	261.9	202.5
Purchase accounting amortization	(6.9)	(6.8)	(13.7)	(13.3)
General corporate — net	(22.5)	(13.9)	(39.4)	(26.3)
Loss on disposition of a business	—	(8.4)	—	(8.4)
Interest expense	(10.2)	(14.7)	(20.7)	(29.8)
Income tax provision	(33.6)	(16.1)	(52.2)	(34.0)

Income from continuing operations	$78.3	$49.0	$135.9	$90.7

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

     We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations for the three- and six-month periods ended March 31, 2004 and 2003, and of cash flows for the six-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
May 4, 2004

ROCKWELL AUTOMATION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions. The Company is organized based on products and services and has three operating segments: Control Systems, Power Systems and FirstPoint Contact. Control Systems is a supplier of industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes. Power Systems is a supplier of mechanical power transmission products and industrial motors and drives. FirstPoint Contact provides customer contact center solutions that support multiple channels (voice, e-mail, web, wireless) through open interaction infrastructure.

     Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to weak business conditions in recent years, especially in the manufacturing economy, manufacturers have been operating until very recently at historically low levels of plant capacity utilization. Capacity utilization is an indication of plant operating activity. Generally there is a correlation between capacity utilization and the level of capital investment made in plants. The purchasing managers’ index (PMI), as published by the Institute for Supply Management (ISM), is an indication of the level of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting. The table below depicts the trend since September 2002 in capacity utilization in the United States, as published by the Federal Reserve, and in the PMI.

	Sep.	Dec.	Mar.	Jun.	Sep.	Dec.	Jan.	Feb.	Mar.
	2002	2002	2003	2003	2003	2003	2004	2004	2004
Capacity Utilization (percent)	75.7	74.9	74.8	74.0	74.9	75.8	76.2	76.7	76.5
PMI	51.4	53.3	46.6	50.4	54.7	63.4	63.6	61.4	62.5

     In the past, the Company’s results of operations have typically followed the trends in capacity utilization and the PMI. In the second quarter of 2004, management saw further evidence of a sustained, gradual recovery in the pace of activity in the industrial automation market. In addition to increased maintenance and repair outlays by customers, management is encouraged by indications that customers are advancing capital project activities.

RESULTS OF OPERATIONS

     The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Sales
Control Systems	$897.0	$830.4	$1,725.8	$1,617.5
Power Systems	182.6	174.6	344.1	345.4
FirstPoint Contact	33.3	24.4	58.7	50.1

Total	$1,112.9	$1,029.4	$2,128.6	$2,013.0

Segment Operating Earnings Control Systems	$132.0	$93.4	$232.5	$179.3
Power Systems	13.8	15.5	22.9	23.6
FirstPoint Contact	5.7	—	6.5	(0.4)

Total	$151.5	$108.9	$261.9	$202.5

     See Note 13 in the Notes to Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.

     The following discussion includes sales excluding the effect of currency translation, a non-GAAP measure. See the Supplemental Sales Information for a reconciliation of reported sales to sales excluding the effect of currency translation.

ROCKWELL AUTOMATION, INC.

2004 Second Quarter Compared to 2003 Second Quarter

     Sales were $1,112.9 million in the second quarter of 2004, an increase of 8 percent compared to $1,029.4 million in the second quarter of 2003. Revenue growth excluding the effect of currency translation was 4 percent. Net income for the second quarter of 2004 was $78.3 million compared to $49.0 million for the second quarter of 2003. Diluted earnings per share for the second quarter were 41 cents, an increase of 58 percent compared to 26 cents in the second quarter of 2003.

Control Systems

     Control Systems’ sales in the second quarter of 2004 were $897.0 million, an increase of 8 percent compared to sales of $830.4 million in the second quarter of 2003. Five percentage points of the growth was due to the effect of currency translation. The effect of currency translation was the result of continued weakening of the U.S. dollar against currencies of major industrial countries in which Control Systems conducts business. The remaining increase in sales was driven primarily by the Logix platform business, which grew by approximately 25 percent. From a regional perspective, U.S. sales increased approximately 4 percent from last year’s second quarter, while sales outside of the U.S. increased approximately 13 percent (approximately 1 percent excluding currency translation). Specifically, sales in Europe, Middle East and Africa increased approximately 11 percent (an approximate 4 percent decrease excluding currency translation) and sales in the Asia-Pacific region increased approximately 17 percent (approximately 8 percent excluding currency translation).

     Segment operating earnings were $132.0 million in the 2004 second quarter, an increase of 41 percent compared to $93.4 million in the 2003 second quarter due to favorable product mix, productivity improvements and higher volume. Control Systems’ return on sales for the second quarter of 2004 was 14.7 percent compared to 11.2 percent for the second quarter of 2003.

Power Systems

     Power Systems’ sales in the second quarter of 2004 were $182.6 million, an increase of 5 percent compared to $174.6 million in the 2003 second quarter. Sales in the Electrical business increased approximately 5 percent and sales in the Mechanical business increased approximately 4 percent. Segment operating earnings were $13.8 million in the second quarter of 2004 compared to $15.5 million in the second quarter of 2003. Segment operating earnings in 2004 included $3.7 million of charges related to employee costs and asset impairments associated with a plant closure and the discontinuation of product lines. Power Systems’ return on sales for the second quarter of 2004 was 7.6 percent compared to 8.9 percent for the second quarter of 2003.

FirstPoint Contact

     FirstPoint Contact’s sales were $33.3 million in the 2004 second quarter compared to $24.4 million in the 2003 second quarter. The increase in sales is primarily the result of the shipment of two large projects in the quarter. Segment operating earnings were $5.7 million in the second quarter of 2004 compared to break even in the second quarter of 2003. The higher segment operating earnings in 2004 are primarily due to higher volume. Results for the balance of the year are expected to return to first quarter levels.

General Corporate – Net

     General corporate expenses were $22.5 million in the second quarter of 2004 compared to $13.9 million in the second quarter of 2003. The increase is in part the result of charges due to higher estimated future costs for environmental remediation at three legacy sites, a contribution to the Company’s charitable corporation and costs associated with corporate staff changes.

Interest Expense

     Interest expense was $10.2 million in the second quarter of 2004 compared to $14.7 million in the second quarter of 2003. The decrease was primarily the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003.

ROCKWELL AUTOMATION, INC.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

     Sales in the first six months of 2004 were $2,128.6 million, an increase of 6 percent compared to $2,013.0 million in the first six months of 2003. Five percentage points of the growth was due to the effect of currency translation. Net income in the first six months of 2004 was $140.5 million, or 73 cents per diluted share, compared to net income of $90.7 million, or 48 cents per diluted share, for the first six months of 2003. Included in net income for the first six months of 2004 was a net tax benefit of $4.3 million, or 2 cents per diluted share, related to additional state tax benefits associated with a previously reported U.S. federal research and experimentation tax credit settlement in 2003. Net income for the first six months of 2004 also includes income of $7.6 million ($4.6 million after tax, or 2 cents per diluted share), reflected in discontinued operations from a final judgment in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy.

Control Systems

     Control Systems’ sales in the first six months of 2004 were $1,725.8 million, an increase of 7 percent compared to sales of $1,617.5 million in the first six months of 2003. Six percentage points of the growth was due to the effect of currency translation. The effect of currency translation was the result of continued weakening of the U.S. dollar against currencies of major industrial countries in which Control Systems conducts business. From a regional perspective, sales outside of the U.S. increased approximately 14 percent (approximately 1 percent excluding currency translation) and U.S. sales increased approximately 1 percent. The Logix platform business increased approximately 23 percent compared to the first six months of 2003.

     Segment operating earnings were $232.5 million in the first six months of 2004, an increase of 30 percent compared to $179.3 million in the first six months of 2003. The increase was due to favorable product mix, productivity improvements and higher volume. Control Systems’ return on sales for the first six months of 2004 was 13.5 percent compared to 11.1 percent in the first six months of 2003.

Power Systems

     Power Systems’ sales in the first six months of 2004 were $344.1 million compared to $345.4 million in the first six months of 2003. Sales in the Mechanical business decreased approximately 2 percent which was partially offset by a slight increase in sales in the Electrical business. Segment operating earnings in the first six months of 2004 were $22.9 million compared to $23.6 million in the same period a year ago. Segment operating earnings in the first six months of 2004 included $3.7 million of charges related to employee costs and asset impairments associated with a plant closure and the discontinuation of product lines. Power Systems’ return on sales for the first six months of 2004 was 6.7 percent compared to 6.8 percent in the first six months of 2003.

FirstPoint Contact

     FirstPoint Contact’s sales in the first six months of 2004 were $58.7 million compared to $50.1 million in the first six months of 2003. The increase in sales is primarily the result of the shipment of large projects in the first six months of 2004. Segment operating earnings in the first six months of 2004 were $6.5 million compared to a segment operating loss of $0.4 million in the first six months of 2003. The higher segment operating earnings in 2004 are primarily due to higher volume. Results for the remaining quarters are expected to return to first quarter levels.

General Corporate – Net

     General corporate expenses were $39.4 million in the first six months of 2004 compared to $26.3 million in the first six months of 2003. The increase is in part the result of charges due to higher estimated future costs for environmental remediation at three legacy sites, a contribution to the Company’s charitable corporation and costs associated with corporate staff changes.

ROCKWELL AUTOMATION, INC.

Interest Expense

     Interest expense was $20.7 million in the first six months of 2004 compared to $29.8 million in the first six months of 2003. The decrease was the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003 and the benefit of an interest swap (see Note 6 in the Notes to Condensed Consolidated Financial Statements).

Income Taxes

     The effective tax rate for the first six months of 2004 was 27.8 percent compared to 27.3 percent in the same period in 2003. Income taxes for the first six months of 2004 included a net benefit of $4.3 million related to additional state tax benefits associated with a previously reported U.S. federal research and experimentation tax credit settlement in 2003 (see Note 10 in the Notes to Condensed Consolidated Financial Statements). The effective tax rate, excluding significant unusual items, is expected to be 30 percent for the remainder of the year.

     In connection with the divestiture of certain businesses in prior years, the Company has retained tax liabilities and the rights to tax refunds for periods prior to the respective divestitures. As a result, from time to time, the Company may receive refunds or may be required to make payments related to tax matters associated with these divested businesses. Amounts recorded for these matters, if any, are based on estimates. Such estimates are reviewed and revised as appropriate to take into account all information available to the Company. Actual amounts received or paid, if any, could differ materially from those estimates which would result in an adjustment to results of operations in the period the refunds are received or payments are made.

Discontinued Operations

     See Note 12 in the Notes to Condensed Consolidated Financial Statements regarding discontinued operations.

Recent Accounting Pronouncements

     See Note 2 in the Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 14-17 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at March 31, 2004, there has been no material change to this information, other than regarding a final judgment in a legal proceeding described in Note 12 in the Notes to Condensed Consolidated Financial Statements. In the second quarter of 2004, a charge was taken due to higher estimated future costs for environmental remediation at three legacy sites.

Business Outlook

     Management continues to expect revenue growth for fiscal 2004 of 4 percent to 6 percent, excluding the effect of currency. The level of profitability on second quarter revenues was exceptional, and management expects profit margins to continue at about second quarter levels until the anticipated increase in customer project spending materializes. Accordingly, management now expects full-year diluted earnings per share from continuing operations in the range of $1.55 to $1.60, excluding the tax benefit recorded in the first quarter.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION

     The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Six Months Ended
	March 31,
	2004	2003
Cash provided by (used for):
Operating activities	$280.2	$200.7
Investing activities	(34.5)	(73.5)
Financing activities	(124.5)	(99.5)
Effect of exchange rate changes on cash	(3.0)	(21.4)

Cash provided by continuing operations	$118.2	$6.3

     The following table summarizes free cash flow for the Company (in millions):

Cash provided by operating activities	$280.2	$200.7
Capital expenditures	(37.1)	(41.7)

Free cash flow	$243.1	$159.0

     The Company’s definition of free cash flow, a non-GAAP measure, takes into consideration capital investment required to maintain the operations of the Company and execute its strategy. Management believes that free cash flow provides useful information to investors regarding the Company’s ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. Management uses free cash flow as one measure to monitor and evaluate the performance of the Company. The Company’s definition of free cash flow may be different from definitions used by other companies.

     Free cash flow was $243.1 million for the six months ended March 31, 2004 compared to $159.0 million in the same period in 2003. The strong free cash flow performance in the first six months of 2004 was the result of continued focus on cash generation, in particular capital spending discipline. In addition, the Company was not required to make U.S. federal estimated tax payments in the first six months of 2004 compared to approximately $29 million of such estimated payments in the first six months of 2003. The Company does not expect to make any significant U.S. federal estimated tax payments during the remainder of 2004. The Company also received net refunds from various taxing authorities of approximately $30 million, which further contributed to the increase in free cash flow compared to last year. Free cash flow generated in the six months ended March 31, 2004 was partially offset by a $50 million voluntary contribution the Company made to its U.S. qualified pension plan trust during the second quarter of 2004. Free cash flow for the first six months of 2004 is not necessarily indicative of the amount for the full year as a result of the timing of certain payments and receipts which do not occur evenly throughout the year.

     In April 2004, the Company made an additional $75 million voluntary contribution to its U.S. qualified pension plan trust.

     The Company elects to utilize commercial paper markets as its principal source of short-term financing. During the six months ended March 31, 2004, the Company had average borrowings of $3.6 million under its commercial paper program. The Company did not borrow under its commercial paper program in the first six months of 2003.

     In January 2004, the Company’s $8.4 million of industrial development revenue bonds were retired prior to maturity using cash on hand.

     The Company repurchased approximately 3.1 million shares of its common stock at a cost of approximately $99.9 million in the first six months of 2004 and anticipates repurchasing common stock at the March 2004 level (see Item 2) for the remainder of 2004. The Company repurchased approximately 3.0 million shares of its common stock at a cost of approximately $66.2 million in the first six months of 2003. At March 31, 2004, the Company had approximately $77.0 million remaining for stock repurchases under existing board authorizations. On April 16, 2004, the Company’s Board of Directors authorized the periodic purchase of up to an additional $250 million in shares of Company common stock.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (Continued)

     Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the Company’s pension plans. Capital expenditures in 2004 are expected to be consistent with 2003, but will depend ultimately on business conditions. It is expected that each of these future uses of cash will be funded by existing cash, cash generated by operating activities and commercial paper borrowings, a new issue of debt or issuance of other securities.

     In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s total debt to total capital ratio was 31.5 percent at March 31, 2004 compared to 32.7 percent at September 30, 2003.

     As of March 31, 2004, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. Outstanding commercial paper balances, if any, reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facilities contain a covenant under which the Company would be in default if the Company’s total debt to total capital ratio were to exceed 60 percent.

     The following is a summary of the Company’s credit ratings as of March 31, 2004:

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

ENVIRONMENTAL

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on page 56 in Note 19 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at March 31, 2004, there has been no material change to this information.

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

     The following is a reconciliation of reported sales to sales excluding the effect of currency translation for the Control Systems segment and the Company (in millions):

Control Systems

	Three Months Ended			Six Months Ended
	March 31, 2004			March 31, 2004
			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation
United States	$499.8	$—	$499.8	$959.6	$—	$959.6
Canada	72.4	(9.0)	63.4	145.8	(20.9)	124.9
Europe, Middle East, Africa	195.6	(26.8)	168.8	365.4	(53.7)	311.7
Asia-Pacific	93.2	(6.6)	86.6	184.3	(13.4)	170.9
Latin America	36.0	(2.1)	33.9	70.7	(2.8)	67.9

Total Control Systems Sales	$897.0	$(44.5)	$852.5	$1,725.8	$(90.8)	$1,635.0

Company

	Three Months Ended			Six Months Ended
	March 31, 2004			March 31, 2004
			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation
United States	$689.6	$—	$689.6	$1,314.7	$—	$1,314.7
Canada	80.5	(10.0)	70.5	163.8	(23.4)	140.4
Europe, Middle East, Africa	207.6	(28.3)	179.3	385.8	(56.5)	329.3
Asia-Pacific	96.5	(6.8)	89.7	188.4	(13.7)	174.7
Latin America	38.7	(2.1)	36.6	75.9	(2.5)	73.4

Total Sales	$1,112.9	$(47.2)	$1,065.7	$2,128.6	$(96.1)	$2,032.5

CAUTIONARY STATEMENT

     This Quarterly Report contains statements (including certain projections and business trends) accompanied by such phrases as “believes”, “estimates”, “expect(s)”, “anticipates”, “will”, “intends” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to economic and political changes in international markets where the Company competes, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors over which the Company has no control; demand for and market acceptance of new and existing products, including levels of capital spending in industrial markets; successful development of advanced technologies; the availability and effectiveness of the Company’s information technology systems; competitive product and pricing pressures; future terrorist attacks; epidemics; intellectual property infringement claims by others and the ability to protect the Company’s intellectual property; and the uncertainties of litigation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 25 and 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at March 31, 2004, there has been no material change to this information.

Item 4. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2004, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the quarter ended March 31, 2004 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

     In fiscal 2003, as a complement to its existing overall program of internal control, the Company initiated a company-wide review of its internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, the Company has made numerous improvements to the design and effectiveness of its internal controls through the quarter ended March 31, 2004, especially its internal controls related to its information technology systems. Some of these changes could be deemed to have materially improved the Company’s internal control over financial reporting. The Company anticipates that improvements will continue to be made.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information with respect to the Company’s legal proceedings is contained on pages 6-9 in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at March 31, 2004, there has been no material change to this information, except that the sections entitled “Rocky Flats Plant” and “Solaia Technology LLC” are updated in their entirety as follows:

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

ROCKWELL AUTOMATION, INC.

Item 1. Legal Proceedings — (Continued)

     On November 13, 1990, the Company was served with a summons and complaint in another civil action brought against the Company in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with the Company’s operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified the Company that it would no longer reimburse costs incurred by the Company in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against the Company for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If judgment is affirmed on appeal, Mr. Stone may also be entitled to an award of attorney’s fees but the court refused to consider the matter until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, the Company filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees, and on March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, after the trial court made findings of fact on the issues, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. The Company believes that ruling is in error and intends to petition the 10th Circuit Court of Appeals for en banc review. Management believes that an outcome adverse to the Company will not have a material effect on the Company’s business or financial condition. The Company believes that it is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and intends to file a claim with the DOE seeking reimbursement thereof at the conclusion of the litigation.

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

     Solaia Technology LLC. The Company is a party in several suits in which Solaia Technology LLC is adverse. Solaia is a single-purpose entity formed to license US Patent No. 5,038,318 (the ‘318 patent). Solaia acquired the ‘318 patent from Schneider Automation, Inc., a competitor of the Company in the field of factory automation. Schneider has retained certain interests in the ‘318 patent, including a share in Solaia’s licensing income. Solaia has asserted that the ‘318 patent covers communication systems used throughout most modern factories in the United States.

     Solaia has issued several hundred demand letters to a wide range of factory owners and operators, and has filed a series of lawsuits against over 40 companies. A significant number of the companies sued by Solaia have chosen to settle the claims for amounts that the Company believes are notably smaller than the likely legal costs of successfully defending against Solaia’s claims in court.

     The Company has sought to protect its customers from Solaia’s claims, which the Company believes to be altogether without merit and baseless. The Company brought an action in Milwaukee on December 10, 2002 against Solaia and others, Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al (02-CV-1195 E.D. Wis.), asserting the objective baselessness of the claims Solaia has made against Rockwell’s customers and seeking monetary damages and other relief under state and federal laws.

ROCKWELL AUTOMATION, INC.

Item 1. Legal Proceedings — (Continued)

     In January 2003, Solaia and its law firm, Niro, Scavone, Haller & Niro, filed a lawsuit in Chicago, Illinois against the Company and several others, Solaia Technology LLC v. Rockwell Automation, Inc., et al., Case No. 03-CV-566, alleging federal antitrust and unfair competition violations, defamation and other claims. The Company denies any liability under those claims.

     In another suit filed by Solaia in Chicago, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02C-4704, N.D. Ill.), the Company sought to intervene on behalf of its customers wrongly accused of infringement. On April 23, 2003, the Company made arrangements with ArvinMeritor, which now owns and operates the Company’s former automotive business, to undertake its defense of Solaia’s patent claims to seek to assure that Solaia’s infringement claim against ArvinMeritor could be finally and actually adjudicated in the Chicago patent suit and thereby remove the continuing threat of additional lawsuits from Solaia against American manufacturers. In that case, Solaia responded on May 12, 2003 by suing the Company for direct patent infringement, demanding material monetary damages. As with the claims made against its customers, the Company believes that Solaia’s claim against it is wholly without merit and baseless. More recently, in December 2003, Solaia filed a state court action in Cook County, Illinois (03 L 15997) alleging tortious interference claims against the Company and one of its officers.

     The Court in Milwaukee recently denied all of the defendants’ (Solaia) motions to dismiss the Company’s claims against them. The Chicago Court has transferred Solaia’s antitrust case against the Company to Milwaukee where it has been consolidated with the Company’s pending suit against Solaia and others. The Milwaukee antitrust cases have been stayed pending the outcome of the Chicago patent case. Solaia’s more recent Cook County state court action was removed to federal court in Chicago and subsequently transferred, in April 2004, to federal court in Milwaukee (04-CV-364, E.D. Wis.).

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended March 31, 2004:

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share (2)	Programs (1)	Programs (1)
January 1 - 31, 2004	400,000	$35.0255	400,000	$122,200,000
February 1 - 29, 2004	635,000	$31.2856	635,000	$102,300,000
March 1 - 31, 2004	805,000	$31.4444	805,000	$77,000,000

Total	1,840,000	$32.1739	1,840,000	$77,000,000

(1)	On December 4, 1996, the Company announced a $1 billion share repurchase program that had been approved by its Board of Directors. From time to time thereafter, the Company’s Board of Directors has authorized the periodic purchase of additional shares of Company common stock under the program. The repurchases during the three months ended March 31, 2004 were made under the additional $200 million of repurchases approved by the Board of Directors on April 25, 2003 under the existing share repurchase program. As of March 31, 2004, approximately $77 million was available for share repurchases under the program. On April 16, 2004, the Company’s Board of Directors authorized the periodic purchase of up to an additional $250 million in shares of Company common stock under the program. The program has no expiration date.

(2)	Average price paid per share includes brokerage commissions.

ROCKWELL AUTOMATION, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareowners of the Company was held on February 4, 2004.

(b)	At the annual meeting, the shareowners:

(i)	voted to elect four directors of the Company. Each nominee for director was elected to a term expiring in 2007 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld
Don H. Davis, Jr.	156,507,394	5,324,654
William H. Gray, III	145,514,597	16,317,451
William T. McCormick, Jr.	152,190,516	9,641,532
Keith D. Nosbusch	158,763,139	3,068,909

(ii)	voted on a proposal to approve the selection by the Board of Directors of the firm of Deloitte & Touche LLP as auditors of the Company. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	157,557,357
Negative votes	2,945,879
Abstentions	1,328,806

(iii)	voted on a proposal to approve the 2000 Long-Term Incentives Plan, as amended. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	103,447,550
Negative votes	38,387,663
Abstentions	2,415,152
Broker non-votes	17,581,677

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3.1	-	By-Laws of the Company, as amended April 16, 2004.

Exhibit 3.2	-	Copy of Resolution of the Board of Directors of the Company, adopted April 16, 2004, amending the Company’s By-Laws.

*Exhibit 10.1	-	Copy of Restricted Stock Agreement dated February 5, 2004 between the Company and Keith D. Nosbusch.

*Exhibit 10.2	-	Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan for restricted stock granted on February 4, 2004.

*Exhibit 10.3	-	Form of Stock Option Agreement under Section 7(a)(ii) of the 2003 Directors Stock Plan for options granted on February 4, 2004.

*Exhibit 10.4	-	Agreement dated as of January 27, 2004, between the Company and Michael A. Bless.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2004.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K during the quarter ended March 31, 2004:

     The Company filed a current report on Form 8-K dated January 15, 2004 with respect to an amendment to the Company’s 2000 Long-Term Incentives Plan, as amended (Item 5).

     The Company furnished a current report on Form 8-K dated January 27, 2004, with respect to announcing financial results for the quarter ended December 31, 2003 (Item 12).

     The Company filed a current report on Form 8-K dated January 28, 2004 with respect to the retirement of one of the Company’s directors from other corporate boards (Item 5).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

(Registrant)

Date:	May 4 , 2004	By	/s/ J. V. Gelly

J. V. Gelly
Senior Vice President and
Chief Financial Officer

Date:	May 4, 2004	By	/s/ D. M. Dorgan

D. M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Exhibit
3.1	By-Laws of the Company, as amended April 16, 2004.
3.2	Copy of Resolution of the Board of Directors of the Company, adopted April 16, 2004, amending the Company’s By-Laws.
10.1	Copy of Restricted Stock Agreement dated February 5, 2004 between the Company and Keith D. Nosbusch.
10.2	Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan for restricted stock granted on February 4, 2004.
10.3	Form of Stock Option Agreement under Section 7(a)(ii) of the 2003 Directors Stock Plan for options granted on February 4, 2004.
10.4	Agreement dated as of January 27, 2004, between the Company and Michael A. Bless.
12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2004.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.