Form 10-Q
period 2004-06-30
ROCKWELL  AUTOMATION INC
filed 2004-07-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004 Commission file number 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

777 East Wisconsin Avenue,	53202
Suite 1400,	(Zip Code)
Milwaukee, Wisconsin
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

184,330,252 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2004.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
(in millions)

	June 30,	September 30,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$329.7	$226.4
Receivables	709.4	683.7
Inventories	570.7	541.6
Deferred income taxes	152.1	164.2
Other current assets	106.6	120.5

Total current assets	1,868.5	1,736.4
Property (net of accumulated depreciation:
June 30, 2004, $1,359.1; September 30, 2003, $1,276.4)	857.2	925.4
Goodwill	809.6	798.2
Other intangible assets	334.7	344.1
Other assets	164.6	182.2

Total	$4,034.6	$3,986.3

Liabilities and Shareowners’ Equity
Current liabilities:
Short-term debt	$0.3	$8.7
Accounts payable	338.0	327.1
Compensation and benefits	182.4	170.6
Income taxes payable	45.1	15.0
Other current liabilities	344.8	298.6

Total current liabilities	910.6	820.0
Long-term debt	752.3	764.0
Retirement benefits	571.7	656.7
Deferred income taxes	3.1	37.4
Other liabilities	119.8	121.4
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,033.9	1,007.5
Retained earnings	2,160.6	2,143.0
Accumulated other comprehensive loss	(306.5)	(343.8)
Restricted stock compensation	(1.1)	—
Common stock in treasury, at cost (shares held:
June 30, 2004, 32.1; September 30, 2003, 30.8)	(1,426.2)	(1,436.3)

Total shareowners’ equity	1,677.1	1,586.8

Total	$4,034.6	$3,986.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$1,163.5	$1,033.0	$3,292.1	$3,046.0
Cost of sales	(740.4)	(688.8)	(2,129.0)	(2,044.9)

Gross profit	423.1	344.2	1,163.1	1,001.1
Selling, general and administrative expenses	(277.4)	(253.3)	(813.0)	(759.0)
Other (expense) income	(4.4)	4.6	—	7.9
Interest expense	(10.1)	(11.6)	(30.8)	(41.4)

Income from continuing operations before income taxes	131.2	83.9	319.3	208.6
Income tax (provision) benefit (Note 11)	(4.8)	44.2	(57.0)	10.2

Income from continuing operations	126.4	128.1	262.3	218.8
Income from discontinued operations	—	—	4.6	—

Net income	$126.4	$128.1	$266.9	$218.8

Basic earnings per share:
Continuing operations	$0.68	$0.69	$1.41	$1.18
Discontinued operations	—	—	0.02	—

Net income	$0.68	$0.69	$1.43	$1.18

Diluted earnings per share:
Continuing operations	$0.66	$0.67	$1.37	$1.15
Discontinued operations	—	—	0.02	—

Net income	$0.66	$0.67	$1.39	$1.15

Cash dividends per share (Note 1)	$0.33	$0.33	$0.66	$0.66

Weighted average outstanding shares:
Basic	185.0	185.0	186.0	185.4

Diluted	190.5	189.8	191.7	189.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2004	2003
Continuing Operations:
Operating Activities:
Income from continuing operations	$262.3	$218.8
Adjustments to arrive at cash provided by operating activities:
Depreciation	121.1	128.9
Amortization of intangible assets	21.7	18.1
Pension trust contributions	(144.2)	(56.2)
Retirement benefits expense	66.2	55.5
Income tax matters	(38.8)	(69.4)
Income tax benefit from the exercise of stock options	26.3	11.0
Loss on disposition of a business	—	8.4
Net loss on dispositions of property	1.2	2.1
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(10.1)	15.3
Inventories	(22.5)	(2.5)
Accounts payable	4.5	(2.7)
Compensation and benefits	9.4	(7.3)
Income taxes	75.2	(43.4)
Other assets and liabilities	2.2	1.1

Cash Provided by Operating Activities	374.5	277.7

Investing Activities:
Capital expenditures	(59.8)	(70.9)
Acquisitions of businesses, net of cash acquired	—	(25.7)
Other investing activities	2.7	(6.8)

Cash Used for Investing Activities	(57.1)	(103.4)

Financing Activities:
Repayments of debt	(8.4)	(153.1)
Cash dividends	(92.1)	(91.8)
Purchases of treasury stock	(174.0)	(94.9)
Proceeds from the exercise of stock options	54.9	42.7
Other financing activities	(1.0)	(1.5)

Cash Used for Financing Activities	(220.6)	(298.6)

Effect of exchange rate changes on cash	(2.7)	(39.0)

Cash Provided by (Used for) Continuing Operations	94.1	(163.3)

Cash Provided by Discontinued Operations	9.2	—

Increase (Decrease) in Cash and Cash Equivalents	103.3	(163.3)
Cash and Cash Equivalents at Beginning of Period	226.4	289.2

Cash and Cash Equivalents at End of Period	$329.7	$125.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

     In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three- and nine-month periods ended June 30, 2004 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Receivables

     Receivables are stated net of allowances for doubtful accounts of $27.4 million at June 30, 2004 and $28.3 million at September 30, 2003.

     Dividends

     During the 2004 third quarter, the Company declared a dividend of $0.165 per share payable June 7, 2004 to shareowners of record on May 17, 2004 and also declared a fourth quarter 2004 dividend of $0.165 per share payable September 7, 2004 to shareowners of record on August 16, 2004. During the 2003 third quarter, the Company declared a dividend of $0.165 per share payable June 2, 2003 and also declared a fourth quarter 2003 dividend of $0.165 per share payable September 2, 2003.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$126.4	$128.1	$266.9	$218.8
Pro forma compensation expense, net of tax	(2.1)	(1.2)	(9.9)	(3.7)

Pro forma net income	$124.3	$126.9	$257.0	$215.1

Earnings per share:
Basic – as reported	$0.68	$0.69	$1.43	$1.18

Basic – pro forma	$0.67	$0.69	$1.38	$1.16

Diluted – as reported	$0.66	$0.67	$1.39	$1.15

Diluted – pro forma	$0.65	$0.67	$1.34	$1.13

     The fair value of each option is estimated using the Black-Scholes pricing model. Included in pro forma compensation expense for the nine months ended June 30, 2004 is $5.8 million ($3.6 million after tax) related to options that vested in the first quarter of 2004 as a result of the market price of the Company’s common stock reaching a specified level for a pre-determined period of time.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies – (Continued)

     Earnings Per Share

     The Company presents two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For each of the three- and nine-month periods ended June 30, 2004, the number of stock options excluded from the computations of diluted EPS was 0.1 million. For the three- and nine-month periods ended June 30, 2003, the number of stock options excluded from the computations of diluted EPS was 0.2 million and 1.4 million, respectively.

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

2. Recent Accounting Pronouncements

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2) which supercedes FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and is effective for interim or annual periods beginning after June 15, 2004. As permitted by FSP FAS 106-2, the Company is currently evaluating the effect of the Act on its Other Postretirement Benefits and has not reflected in its net periodic postretirement benefit costs or accumulated postretirement benefit obligation any amount associated with the federal subsidy.

3. Acquisitions of Businesses

     In March 2003, the Company’s Control Systems segment acquired certain assets and assumed certain liabilities of Weidmüller Holding AG’s (Weidmüller) North American business. In addition, the Company entered into a master brand label agreement, a technology/design exchange and joint product development efforts with Weidmüller. In February 2003, the Company’s Control Systems segment acquired substantially all of the assets and assumed certain liabilities of Interwave Technology, Inc., a consulting integrator focusing on manufacturing solutions. The aggregate cash purchase price for these acquisitions was $25.7 million.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Inventories

     Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2004	2003
Finished goods	$209.7	$205.4
Work in process	155.4	138.1
Raw materials, parts, and supplies	205.6	198.1

Inventories	$570.7	$541.6

     Inventories are reported net of the allowance for excess and obsolete inventory of $56.4 million at June 30, 2004 and September 30, 2003.

5. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended June 30, 2004 are as follows (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2003	$653.1	$145.1	$798.2
Translation and other	11.4	—	11.4

Balance as of June 30, 2004	$664.5	$145.1	$809.6

     Other intangible assets at June 30, 2004 and September 30, 2003 consisted of the following (in millions):

	June 30, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$82.8	$34.9
Computer software products	130.9	68.2	62.7
Patents	40.0	35.7	4.3
Other	95.4	73.4	22.0

Total amortized intangible assets	384.0	260.1	123.9
Unamortized intangible assets	292.2	81.4	210.8

Total	$676.2	$341.5	$334.7

	September 30, 2003
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$78.9	$38.8
Computer software products	121.4	54.8	66.6
Patents	40.0	34.8	5.2
Other	92.6	69.9	22.7

Total amortized intangible assets	371.7	238.4	133.3
Unamortized intangible assets	292.2	81.4	210.8

Total	$663.9	$319.8	$344.1

     Estimated amortization expense is $28.9 million in 2004, $24.7 in 2005, $21.6 in 2006, $21.5 in 2007 and $20.8 in 2008.

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

     Changes in the product warranty obligations for the nine-month periods ended June 30, 2004 and 2003 are as follows (in millions):

	Nine Months Ended
	June 30,
	2004	2003
Balance at beginning of period	$29.4	$30.7
Warranties recorded at time of sale	23.0	21.2
Adjustments to pre-existing warranties	0.1	(0.4)
Payments	(21.9)	(20.9)

Balance at end of period	$30.6	$30.6

7. Debt

     Short-term debt consisted of the following (in millions):

	June 30,	September 30,
	2004	2003
Current portion of long-term debt	$—	$8.4
Other borrowings	0.3	0.3

Short-term debt	$0.3	$8.7

Long-term debt consisted of the following (in millions):

	June 30,	September 30,
	2004	2003
6.15% notes, payable in 2008	$348.4	$360.4
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Other borrowings	—	8.4
Unamortized discount	(46.1)	(46.4)

Subtotal	752.3	772.4
Less current portion	—	8.4

Long-term debt	$752.3	$764.0

     The current portion of long-term debt at September 30, 2003 represents industrial development revenue bonds which the Company retired in January 2004 (prior to maturity).

     In September 2002, the Company entered into an interest rate swap contract (the Swap) which effectively converted its $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 3.58 percent at June 30, 2004 and 3.52 percent at September 30, 2003. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $1.6 million at June 30, 2004 and an asset of $10.4 million at September 30, 2003. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the Company has designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet at June 30, 2004 and in other assets at September 30, 2003, and the carrying value of the underlying debt was decreased to $348.4 million at June 30, 2004 and increased to $360.4 million at September 30, 2003 in accordance with SFAS 133.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$15.1	$12.5	$45.3	$37.7
Interest cost	27.4	25.5	82.0	76.5
Expected return on plan assets	(30.2)	(28.9)	(89.3)	(86.7)
Amortization:
Prior service cost	0.4	0.3	1.3	1.1
Net transition asset	(0.5)	(0.6)	(1.6)	(1.8)
Net actuarial loss	3.7	1.5	11.0	4.5

Net periodic benefit cost	$15.9	$10.3	$48.7	$31.3

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$1.5	$1.9	$4.4	$4.9
Interest cost	4.9	6.5	14.9	18.3
Amortization:
Prior service cost	(3.5)	(2.4)	(10.4)	(8.6)
Net actuarial loss	2.9	3.6	8.6	9.6

Net periodic benefit cost	$5.8	$9.6	$17.5	$24.2

     In the first nine months of 2004, the Company made voluntary contributions of $125 million to its U.S. qualified pension plan trust. In the first nine months of 2003, the Company made a voluntary contribution of $50 million to its U.S. qualified pension plan trust.

9. Comprehensive Income

     Comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$126.4	$128.1	$266.9	$218.8
Other comprehensive income:
Currency translation adjustments	0.1	25.6	23.4	54.1
Net unrealized gains (losses) on cash flow hedges	5.5	(9.3)	15.0	(18.4)
Reclassification adjustment for loss on securities	0.8	—	0.8	—
Other	—	(0.6)	(1.9)	(0.9)

Other comprehensive income	6.4	15.7	37.3	34.8

Comprehensive income	$132.8	$143.8	$304.2	$253.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions

     The Company owns 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. The Company’s investment in RSC of $55.8 million at June 30, 2004 and $53.9 million at September 30, 2003 is included in other assets in the Condensed Consolidated Balance Sheet.

     The Company has an agreement with RSC pursuant to which RSC performs research and development services for the Company through 2004. The Company is obligated to pay a minimum of $3 million for such services in 2004 unless certain performance metrics are achieved causing the minimum to increase to $4 million. The Company incurred $0.8 million in each of the three-month periods ended June 30, 2004 and 2003 and $2.1 million in each of the nine-month periods ended June 30, 2004 and 2003 for research and development services performed by RSC. At June 30, 2004 and September 30, 2003, the amounts due to RSC for research and development services and from RSC for cost sharing arrangements were not significant.

     The Company shares equally with Rockwell Collins, Inc., which owns 50 percent of RSC, in providing a $4 million line of credit to RSC which bears interest at the greater of the Company’s or Rockwell Collins, Inc.’s commercial paper borrowing rate. At June 30, 2004, there were outstanding borrowings of $3.0 million on the line of credit, of which the Company funded $1.5 million. There were no borrowings outstanding at September 30, 2003. In addition, the Company and Rockwell Collins, Inc. each guarantees one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are approximately $5.6 million. The lease agreement has a term which ends in December 2011.

     The Company owns 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. The Company paid CoLinx $5.0 million in the three-month period ended June 30, 2004 and $13.3 million in the nine-month period ended June 30, 2004, and $4.1 million in the three-month period ended June 30, 2003 and $11.6 million in the nine-month period ended June 30, 2003, primarily for logistics services. In addition, CoLinx paid the Company $0.7 million in the three-month period ended June 30, 2004 and $2.0 million in the nine-month period ended June 30, 2004, and $0.6 million in the three-month period ended June 30, 2003 and $2.0 million in the nine-month period ended June 30, 2003, for the use of facilities owned by the Company and other services. The amounts due to and from CoLinx at June 30, 2004 and September 30, 2003 were not significant.

11. Income Taxes

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

     The Company recognized in earnings in the third quarter of 2003 a net tax benefit of $69.4 million related to a U.S. research and experimentation credit refund claim (Claim) for the years 1997 through 2001. The federal portion of the Claim is subject to the approval of the Joint Committee on Taxation of the United States Congress and the related state tax benefits are subject to approval by the various state tax authorities. The majority of the proceeds from the Claim are expected to be received, or netted against any liability arising from the audit, upon the conclusion of the current federal audit cycle which is expected in fiscal 2005. The future annual income tax benefit related to additional research and experimentation expenditures is not expected to be significant.

     The Company recognized a tax benefit of $34.5 million ($0.18 per diluted share) in the third quarter of 2004 resulting from the resolution of certain tax matters, in part related to former businesses. A majority of the benefits recognized relate to non-U.S. tax matters in addition to an agreement with a taxing authority related to the treatment of an investment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Income Taxes — (Continued)

     The Company recognized in earnings in the first quarter of 2004 a net tax benefit of $4.3 million related to additional state tax benefits associated with the U.S research and experimentation tax credit refund claim in 2003.

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

     The Company has, from time to time, divested certain of its businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against the Company related to the period the businesses were owned by the Company. In addition, the Company has guaranteed performance and payment under certain contracts of divested businesses, including a $60 million lease obligation of the Company’s former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, the Company received $250,000 per quarter from Conexant through December 31, 2003 and receives $500,000 per quarter from Conexant through December 31, 2004 unless the Company is released from the guarantee prior thereto. Conexant is contractually obligated to take efforts necessary to release the Company from the guarantee by December 31, 2004. Management believes that any judgments against the Company related to such matters or claims pursuant to the guarantees would not have a material adverse effect on the Company’s business or financial condition.

13. Discontinued Operations

     Discontinued operations in the nine months ended June 30, 2004 included income of $7.6 million ($4.6 million after tax, or $0.02 per diluted share) recorded in the first quarter as a result of a final judgment in a defense claim legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax, or $0.02 per diluted share) recognized in the fourth quarter of 2003 related to the Rocky Flats defense claim legal proceeding. In March 2004, the Company received $15.1 million related to this matter. This amount is displayed, net of the related tax, in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14. Segment Information

     The sales and results of operations of the Company’s segments are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales
Control Systems	$940.8	$830.9	$2,685.3	$2,461.0
Power Systems	206.3	185.3	557.8	540.4
FirstPoint Contact	28.5	28.6	87.4	78.8
Intersegment sales	(12.1)	(11.8)	(38.4)	(34.2)

Total	$1,163.5	$1,033.0	$3,292.1	$3,046.0

Segment Operating Earnings
Control Systems	$143.8	$102.7	$376.3	$282.0
Power Systems	23.3	15.6	46.2	39.2
FirstPoint Contact	1.4	0.5	7.9	0.1

Total	168.5	118.8	430.4	321.3
Purchase accounting amortization	(6.8)	(6.8)	(20.5)	(20.1)
General corporate — net	(20.4)	(16.5)	(59.8)	(42.8)
Loss on disposition of a business	—	—	—	(8.4)
Interest expense	(10.1)	(11.6)	(30.8)	(41.4)
Income tax (provision) benefit	(4.8)	44.2	(57.0)	10.2

Income from continuing operations	$126.4	$128.1	$262.3	$218.8

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2004 and 2003, and of cash flows for the nine-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

     We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2003, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and in our report dated November 5, 2003, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
July 28, 2004

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

     Demand for the Company’s products is largely driven by trends in industrial spending. Sales are affected by the level of industrial production activity, customers’ new product introductions, upgrades and expansions of existing manufacturing facilities and the creation of new manufacturing facilities. Due to weak business conditions in recent years, especially in the manufacturing economy, manufacturers have been operating until recently at historically low levels of plant capacity utilization. Capacity utilization is an indication of plant operating activity. Generally there is a correlation between capacity utilization and the level of capital investment made in plants. The purchasing managers’ index (PMI), as published by the Institute for Supply Management (ISM), is an indication of the level of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting. The table below depicts the trend for the indicated months since September 2002 in capacity utilization in the United States, as published by the Federal Reserve, and in the PMI.

	Sep.	Dec.	Mar.	Jun.	Sep.	Dec.	Mar.	Apr.	May	Jun.
	2002	2002	2003	2003	2003	2003	2004	2004	2004	2004
Capacity Utilization (percent)	75.7	74.9	74.8	74.0	74.9	75.8	76.6	77.0	77.6	77.2
PMI	51.4	53.3	46.6	50.4	54.7	63.4	62.5	62.4	62.8	61.1

     In the past, the Company’s results of operations have typically followed the trends in capacity utilization and the PMI. In the third quarter of 2004, the Company’s results reflected stronger customer demand and improving conditions across its markets.

RESULTS OF OPERATIONS

     The Company’s sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales
Control Systems	$933.3	$824.1	$2,659.1	$2,441.6
Power Systems	201.7	180.4	545.8	525.8
FirstPoint Contact	28.5	28.5	87.2	78.6

Total	$1,163.5	$1,033.0	$3,292.1	$3,046.0

Segment Operating Earnings
Control Systems	$143.8	$102.7	$376.3	$282.0
Power Systems	23.3	15.6	46.2	39.2
FirstPoint Contact	1.4	0.5	7.9	0.1

Total	$168.5	$118.8	$430.4	$321.3

     See Note 14 in the Notes to Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.

     The following discussion includes sales excluding the effect of currency translation as well as income excluding the effect of certain tax benefits, which are non-GAAP measures. See the “Supplemental Information” on page 20 for a reconciliation of reported sales to sales excluding the effect of currency translation in addition to a discussion of why management believes these non-GAAP measures are useful to investors.

ROCKWELL AUTOMATION, INC.

2004 Third Quarter Compared to 2003 Third Quarter

     Sales were $1,163.5 million in the third quarter of 2004, an increase of 13 percent compared to $1,033.0 million in the third quarter of 2003, driven by double-digit growth at Control Systems and Power Systems. Revenue growth excluding the effect of currency translation was 11 percent. Segment operating earnings in the third quarter of 2004 were $168.5 million, an increase of 42 percent compared to $118.8 million in the third quarter of 2003. Net income for the third quarter of 2004 was $126.4 million compared to $128.1 million for the third quarter of 2003. Diluted earnings per share for the third quarter were $0.66, compared to $0.67 in the third quarter of 2003. Included in net income for the third quarter of 2004 were tax benefits of $34.5 million, or $0.18 per diluted share. Included in net income for the third quarter of 2003 was a net tax benefit of $69.4 million, or $0.36 per diluted share. See “Income Taxes” on page 17 for a discussion of these tax benefits.

Control Systems

     Control Systems sales in the third quarter of 2004 were $933.3 million, an increase of 13 percent compared to sales of $824.1 million in the third quarter of 2003. Two percentage points of the growth was due to the effect of currency translation. The increase in sales was driven by strong performance across nearly all businesses. In particular, adoption of the Logix integrated architecture platform accelerated in the quarter, resulting in revenue growth for this business of approximately 44 percent as compared to the third quarter of 2003. The Logix platform business now represents nearly 10 percent of Control Systems sales. From a regional perspective, U.S. sales increased approximately 14 percent from last year’s third quarter, while sales outside of the U.S. increased approximately 13 percent (8 percent excluding currency translation).

     Segment operating earnings were $143.8 million in the 2004 third quarter, an increase of 40 percent compared to $102.7 million in the 2003 third quarter due to higher volume, productivity improvements and favorable product mix. Control Systems return on sales for the third quarter of 2004 was 15.4 percent compared to 12.5 percent for the third quarter of 2003.

Power Systems

     Power Systems sales in the third quarter of 2004 were $201.7 million, an increase of 12 percent compared to $180.4 million in the 2003 third quarter. Sales in the Dodge® mechanical business increased approximately 17 percent and sales in the Reliance® electrical business increased approximately 6 percent. Segment operating earnings were $23.3 million in the third quarter of 2004 compared to $15.6 million in the third quarter of 2003. Profitability improvement was driven by higher volume, the benefits of cost reduction actions and productivity improvements, and price increases. These more than offset higher raw material prices and expenses related to cost reduction actions taken during the third quarter. Power Systems return on sales for the third quarter of 2004 was 11.6 percent compared to 8.6 percent for the third quarter of 2003.

FirstPoint Contact

     FirstPoint Contact sales were $28.5 million in the third quarter of 2004 and 2003. Segment operating earnings were $1.4 million in the third quarter of 2004 compared to $0.5 million in the third quarter of 2003.

General Corporate – Net

     General corporate expenses were $20.4 million in the third quarter of 2004 compared to $16.5 million in the third quarter of 2003. The increase is primarily the result of charges due to higher estimated costs for environmental remediation at two legacy sites.

Interest Expense

     Interest expense was $10.1 million in the third quarter of 2004 compared to $11.6 million in the third quarter of 2003. The decrease was in part the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003.

ROCKWELL AUTOMATION, INC.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

     Sales in the first nine months of 2004 were $3,292.1 million, an increase of 8 percent compared to $3,046.0 million in the first nine months of 2003. Four percentage points of the growth was due to the effect of currency translation. Segment operating earnings in the first nine months of 2004 were $430.4 million, an increase of 34 percent compared to $321.3 million in the first nine months of 2003. Net income in the first nine months of 2004 was $266.9 million, or $1.39 per diluted share, compared to net income of $218.8 million, or $1.15 per diluted share, for the first nine months of 2003. Included in net income for the first nine months of 2004 were tax benefits of $38.8 million, or $0.20 per diluted share, and income of $7.6 million ($4.6 million after tax, or $0.02 per diluted share), reflected in discontinued operations, from a final judgment in a legal proceeding related to the Company’s former operation of the Rocky Flats facility of the Department of Energy. Included in net income for the first nine months of 2003 was a net tax benefit of $69.4 million, or $0.36 per diluted share. See “Income Taxes” on page 17 for discussion of these tax benefits.

Control Systems

     Control Systems sales in the first nine months of 2004 were $2,659.1 million, an increase of 9 percent compared to sales of $2,441.6 million in the first nine months of 2003. Four percentage points of the growth was due to the effect of currency translation. From a regional perspective, sales outside of the U.S. increased approximately 14 percent (approximately 3 percent excluding currency translation) and U.S. sales increased approximately 5 percent. The Logix platform business increased approximately 30 percent compared to the first nine months of 2003.

     Segment operating earnings were $376.3 million in the first nine months of 2004, an increase of 33 percent compared to $282.0 million in the first nine months of 2003. The increase was due to favorable product mix, productivity improvements and higher volume. Control Systems return on sales for the first nine months of 2004 was 14.2 percent compared to 11.5 percent in the first nine months of 2003.

Power Systems

     Power Systems sales in the first nine months of 2004 were $545.8 million compared to $525.8 million in the first nine months of 2003. Sales in the Dodge® mechanical business increased approximately 5 percent and sales in the Reliance® electrical business increased approximately 3 percent. Segment operating earnings in the first nine months of 2004 were $46.2 million compared to $39.2 million in the same period a year ago. The increase in segment operating earnings was primarily due to higher volume, productivity improvements and cost reduction actions. Power Systems return on sales for the first nine months of 2004 was 8.5 percent compared to 7.5 percent in the first nine months of 2003.

FirstPoint Contact

     FirstPoint Contact sales in the first nine months of 2004 were $87.2 million compared to $78.6 million in the first nine months of 2003. The increase in sales is primarily the result of the shipment of large projects in the second quarter of 2004. Segment operating earnings in the first nine months of 2004 were $7.9 million compared to $0.1 million in the first nine months of 2003. The higher segment operating earnings in 2004 are primarily due to higher volume in the second quarter of 2004.

General Corporate – Net

     General corporate expenses were $59.8 million in the first nine months of 2004 compared to $42.8 million in the first nine months of 2003. The increase is in part the result of charges due to higher estimated costs for environmental remediation at several legacy sites, costs associated with corporate staff changes and a contribution to the Company’s charitable corporation.

ROCKWELL AUTOMATION, INC.

Interest Expense

     Interest expense was $30.8 million in the first nine months of 2004 compared to $41.4 million in the first nine months of 2003. The decrease was the result of the retirement at maturity of the $150 million principal amount of 6.80% notes in April 2003 and the benefit of an interest rate swap (see Note 7 in the Notes to Condensed Consolidated Financial Statements).

Income Taxes

     Income taxes for the first nine months of 2004 included a benefit of $34.5 million recorded in the third quarter primarily resulting from the resolution of certain tax matters, in part related to former businesses, and a net benefit of $4.3 million recorded in the first quarter related to additional state tax benefits associated with a previously reported U.S. research and experimentation credit refund claim in 2003. Income taxes for the first nine months of 2003 included a net benefit of $69.4 million related to the settlement of a U.S. research and experimentation credit refund claim. The effective tax rate for fiscal 2004 is expected to be 30 percent, excluding the separately-reported tax items described above. (See Note 11 in the Notes to Condensed Consolidated Financial Statements.)

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

Discontinued Operations

     See Note 13 in the Notes to Condensed Consolidated Financial Statements regarding discontinued operations.

Recent Accounting Pronouncements

     See Note 2 in the Notes to Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Critical Accounting Policies and Estimates

     The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 14-17 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at June 30, 2004, there has been no material change to this information, other than regarding a final judgment in a legal proceeding described in Note 13 in the Notes to Condensed Consolidated Financial Statements. In the first nine months of 2004, charges were taken due to higher estimated costs for environmental remediation at several legacy sites, the majority of which related to environmental remediation near the Russellville, Kentucky facility of the Company’s former Measurement and Flow Control business.

Business Outlook

     Management now expects to exceed the previous full-year guidance for diluted EPS, revenue growth and free cash flow. Full-year diluted EPS from continuing operations is now expected to be approximately $1.65, excluding $0.20 of tax benefits recorded in the first nine months of the year. This compares to previous guidance of $1.55 to $1.60, excluding the tax benefits recorded in the first quarter. Revenue growth is now expected to be 6 percent to 7 percent, excluding the effect of currency translation, compared to previous guidance of 4 percent to 6 percent. Free cash flow is now expected to be approximately $400 million compared to previous guidance of $300 million to $350 million.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION

     The Company’s cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows, are summarized in the following tables (in millions):

	Nine Months Ended
	June 30,
	2004	2003
Cash provided by (used for):
Operating activities	$374.5	$277.7
Investing activities	(57.1)	(103.4)
Financing activities	(220.6)	(298.6)
Effect of exchange rate changes on cash	(2.7)	(39.0)

Cash provided by (used for) continuing operations	$94.1	$(163.3)

     The following table summarizes free cash flow for the Company (in millions):

Cash provided by operating activities	$374.5	$277.7
Capital expenditures	(59.8)	(70.9)

Free cash flow	$314.7	$206.8

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

     Free cash flow was $314.7 million for the nine months ended June 30, 2004 compared to $206.8 million in the same period of 2003. The strong free cash flow performance in the first nine months of 2004 was the result of continued focus on cash generation, in particular capital spending discipline. The Company made voluntary contributions to its U.S. qualified pension plan trust during the first nine months of 2004 of $125 million, compared to a $50 million contribution in the first nine months of 2003. The Company made $10 million of U.S. federal estimated tax payments in the first nine months of 2004 compared to $43 million of such estimated payments in the first nine months of 2003. The Company also received net refunds from various taxing authorities of approximately $30 million in the first nine months of 2004, which further contributed to the increase in free cash flow compared to last year. Free cash flow for the first nine months of 2004 is not necessarily indicative of the amount for the full year as a result of the timing of certain payments and receipts which do not occur evenly throughout the year.

     The Company elects to utilize commercial paper markets as its principal source of short-term financing. During the nine months ended June 30, 2004, the Company had average borrowings of $2.4 million under its commercial paper program compared to average borrowings of $11.7 million in the nine months ended June 30, 2003.

     In January 2004, the Company’s $8.4 million of industrial development revenue bonds were retired prior to maturity using cash on hand.

     The Company repurchased approximately 5.3 million shares of its common stock at a cost of approximately $174.0 million in the first nine months of 2004. The Company repurchased approximately 4.4 million shares of its common stock at a cost of approximately $94.9 million in the first nine months of 2003. At June 30, 2004, the Company had approximately $252.9 million remaining for stock repurchases under existing board authorizations.

ROCKWELL AUTOMATION, INC.

FINANCIAL CONDITION (Continued)

     Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions, repurchases of common stock in connection with the Company’s stock repurchase program and may include contributions to the Company’s pension plans. Capital expenditures in 2004 are expected to be consistent with 2003. It is expected that each of these future uses of cash will be funded by existing cash, cash generated by operating activities and commercial paper borrowings, a new issue of debt or issuance of other securities.

     In addition to cash generated by operating activities, the Company has access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. The Company’s total debt to total capital ratio was 31.0 percent at June 30, 2004 compared to 32.7 percent at September 30, 2003.

     As of June 30, 2004, the Company had $675 million of unsecured committed credit facilities available to support its commercial paper borrowings, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. The Company anticipates renewing the portion of its unsecured committed credit facilities expiring in October 2004 prior to expiration. Outstanding commercial paper balances, if any, reduce the amount of available borrowings under the unsecured committed credit facilities. The terms of the credit facilities contain a covenant under which the Company would be in default if the Company’s total debt to total capital ratio were to exceed 60 percent.

     The following is a summary of the Company’s credit ratings as of June 30, 2004:

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

ENVIRONMENTAL

     Information with respect to the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained on page 56 in Note 19 of the Notes to Consolidated Financial Statements in Item 8, Consolidated Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at June 30, 2004, there has been no material change to this information. In the first nine months of 2004, charges were taken due to higher estimated costs for environmental remediation as described in “Critical Accounting Policies and Estimates” on page 17.

ROCKWELL AUTOMATION, INC.

SUPPLEMENTAL INFORMATION

Effect of Currency Translation on Sales

     Sales of subsidiaries operating outside of the United States are translated using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of the control of management. Management believes that sales excluding the effect of currency translation, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the Company’s activities without the effect of changes in currency rates. Management uses sales excluding currency translation to monitor and evaluate the Company’s regional performance. The effect of currency translation is determined by translating the respective period sales using the same exchange rates as were in effect the preceding year.

     The following is a reconciliation of reported sales to sales excluding the effect of currency translation for the Company and the Control Systems segment (in millions):

Company

	Three Months Ended			Nine Months Ended
	June 30, 2004			June 30, 2004
			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation
United States	$735.5	$—	$735.5	$2,050.2	$—	$2,050.2
Canada	81.9	(2.8)	79.1	245.7	(26.2)	219.5
Europe, Middle East, Africa	207.1	(12.6)	194.5	592.9	(69.1)	523.8
Asia-Pacific	101.7	(4.8)	96.9	290.1	(18.5)	271.6
Latin America	37.3	2.5	39.8	113.2	—	113.2

Total Sales	$1,163.5	$(17.7)	$1,145.8	$3,292.1	$(113.8)	$3,178.3

Control Systems

	Three Months Ended			Nine Months Ended
	June 30, 2004			June 30, 2004
			Sales			Sales
			Excluding			Excluding
		Currency	Currency		Currency	Currency
	Sales	Translation	Translation	Sales	Translation	Translation
United States	$532.8	$—	$532.8	$1,492.4	$—	$1,492.4
Canada	72.2	(2.3)	69.9	218.0	(23.2)	194.8
Europe, Middle East, Africa	197.1	(11.6)	185.5	562.5	(65.3)	497.2
Asia-Pacific	96.9	(4.8)	92.1	281.2	(18.2)	263.0
Latin America	34.3	2.2	36.5	105.0	(0.6)	104.4

Total Control Systems Sales	$933.3	$(16.5)	$916.8	$2,659.1	$(107.3)	$2,551.8

Income Excluding Tax Benefits

     The forward looking statements regarding the Company’s earnings per share for fiscal 2004 exclude $38.8 million, or $0.20 per diluted share, related to tax benefits described in “Income Taxes” on page 17. Management believes that income excluding such income tax benefits is useful to investors because the benefits are not indicative of the magnitude of tax benefits the Company may recognize in the future. Management uses income excluding such income tax benefits to monitor performance of the Company.

ROCKWELL AUTOMATION, INC.

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

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information with respect to the Company’s exposure to interest rate risk and foreign currency risk is contained on pages 25 and 26 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Management believes that at June 30, 2004, there has been no material change to this information.

Item 4. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2004, of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the quarter ended June 30, 2004 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

     In fiscal 2003, as a complement to its existing overall program of internal control, the Company initiated a company-wide review of its internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, the Company has made numerous improvements to the design and effectiveness of its internal controls through the quarter ended June 30, 2004, especially its internal controls related to its information technology systems. Some of these changes could be deemed to have materially improved the Company’s internal control over financial reporting. The Company anticipates that improvements will continue to be made.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Information with respect to the Company’s legal proceedings is contained on pages 6-9 in Item 3, Legal Proceedings, of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 and on pages 21-23 in Item 1, Legal Proceedings, of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Management believes that at June 30, 2004, there has been no material change to this information, except that the section entitled “Solaia Technology LLC” is updated in its entirety as follows:

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

ROCKWELL AUTOMATION, INC.

Item 1. Legal Proceedings — (Continued)

     In a suit filed by Solaia on July 2, 2002 in Chicago, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02C-4704, N.D. Ill.) (Chicago patent suit), Solaia accused sixteen companies of infringing the ‘318 patent. The Company made arrangements with ArvinMeritor, which now owns and operates the Company’s former automotive business, to undertake ArvinMeritor’s defense of Solaia’s patent claims to assure that Solaia’s infringement claim against ArvinMeritor could be finally and actually adjudicated in the Chicago patent suit and thereby remove the continuing threat of additional lawsuits from Solaia against U.S. manufacturers. In that case, Solaia responded on May 12, 2003 by suing the Company for direct patent infringement, demanding material monetary damages. The Company believes that Solaia’s claim against it in the Chicago patent suit is wholly without merit and baseless.

     Prior to the Chicago patent suit the Company sought to protect its customers from Solaia’s claims, which the Company believes to be altogether without merit and baseless. The Company brought an action in Milwaukee on December 10, 2002 against Solaia and others, Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al (02-CV-1195 E.D. Wis.), asserting violations of federal antitrust and unfair competition laws and other state laws (the Milwaukee action). The Company is seeking monetary damages and other relief arising from the infringement claims Solaia has made against the Company’s customers, which the Company believes to be wholly without merit and baseless.

     In January 2003, Solaia and its law firm, Niro, Scavone, Haller & Niro, filed a lawsuit in Chicago, Illinois against the Company and several others, Solaia Technology LLC v. Rockwell Automation, Inc., et al., Case No. 03-CV-566, alleging federal antitrust and unfair competition violations, defamation and other claims. The Company denies any liability under those claims. The Chicago Court has transferred Solaia’s antitrust case against the Company to Milwaukee where it has been consolidated with the Milwaukee action.

     More recently, in December 2003, Solaia filed a state court action in Cook County, Illinois (03 L 15997) alleging tortious interference claims against the Company and one of its officers. The Cook County state court action was removed to federal court in Chicago. In April 2004, the Chicago Court transferred this action to federal court in Milwaukee (04-CV-364, E.D. Wis.) where it has been consolidated with the Milwaukee action.

     The Court in Milwaukee has stayed all of the cases consolidated with the Milwaukee action pending the outcome of the Chicago patent suit.

ROCKWELL AUTOMATION, INC.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended June 30, 2004:

			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share (2)	Programs (1)	Programs (1)
April 1 - 30, 2004	735,000	$34.5596	735,000	$301,600,000
May 1 - 31, 2004	700,000	$32.8882	700,000	$278,600,000
June 1 - 30, 2004	735,000	$34.9200	735,000	$252,900,000

Total	2,170,000	$34.1475	2,170,000	$252,900,000

(1)	On December 4, 1996, the Company announced a $1 billion share repurchase program that had been approved by its Board of Directors. From time to time thereafter, the Company’s Board of Directors has authorized the periodic purchase of additional shares of Company common stock under the program. As of June 30, 2004, approximately $252.9 million was available for share repurchases under the program. The program has no expiration date.

(2)	Average price paid per share includes brokerage commissions.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

*Exhibit 10.1	-	Copy of Restricted Stock Agreement dated May 1, 2004 between the Company and Douglas M. Hagerman.

*Exhibit 10.2	-	Form of Change of Control Agreement dated as of May 1, 2004 between the Company and each of James V. Gelly and Douglas M. Hagerman.

*Exhibit 10.3	-	Copy of Change of Control Agreement dated as of June 2, 2004 between the Company and Keith D. Nosbusch.

*Exhibit 10.4	-	Agreement dated as of May 27, 2004 between the Company and William J. Calise, Jr.

*Exhibit 10.5	-	Amendments to Restricted Stock Agreements with William H. Gray, III, William T. McCormick, Jr., Joseph F. Toot, Jr. and Don H. Davis, Jr.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2004.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K during the quarter ended June 30, 2004:

     The Company furnished a current report on Form 8-K dated April 27, 2004, with respect to announcing financial results for the quarter ended March 31, 2004 (Item 12).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	July 28, 2004	By	/s/ J. V. Gelly J. V. Gelly Senior Vice President and Chief Financial Officer

Date:	July 28, 2004	By	/s/ D. M. Dorgan D. M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.	Exhibit
10.1	Copy of Restricted Stock Agreement dated May 1, 2004 between the Company and Douglas M. Hagerman.
10.2	Form of Change of Control Agreement dated as of May 1, 2004 between the Company and each of James V. Gelly and Douglas M. Hagerman.
10.3	Copy of Change of Control Agreement dated as of June 2, 2004 between the Company and Keith D. Nosbusch.
10.4	Agreement dated as of May 27, 2004 between the Company and William J. Calise, Jr.
10.5	Amendments to Restricted Stock Agreements with William H. Gray, III, William T. McCormick, Jr., Joseph F. Toot, Jr. and Don H. Davis, Jr.
12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2004.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.