Form 10-K
period 2004-09-30
ROCKWELL  AUTOMATION INC
filed 2004-11-19
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004. Commission file number 1-12383

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

      The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2004 was approximately $6.4 billion.

      184,191,340 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 2, 2005 is incorporated by reference into Part III hereof.

PART I

Item 1.	Business.

General

      Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information products and services. The Company was incorporated in Delaware in 1996 and is the successor to the former Rockwell International Corporation as the result of a tax-free reorganization completed on December 6, 1996, pursuant to which the Company divested its former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). The predecessor corporation was incorporated in 1928.

      On September 30, 1997, we completed the spinoff of our automotive component systems business into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On July 7, 2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor, Inc. (ArvinMeritor). On December 31, 1998, we completed the spinoff of our semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). On June 29, 2001, we completed the spinoff of our Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company named Rockwell Collins, Inc. (Rockwell Collins).

      As used herein, the terms “we”, “us”, “our”, the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

      Where reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), or to information in our Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 2, 2005 (the 2005 Proxy Statement), such information is incorporated therein by such reference. All date references to years refer to our fiscal year unless otherwise stated.

Operating Segments

      We have two operating segments: Control Systems and Power Systems. In 2004, our total sales were $4.4 billion. Financial information with respect to our business segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2004, is contained under the caption Results of Operations in MD&A on page 14 hereof, and in Note 18 in the Financial Statements.

     Control Systems

      Control Systems is our largest operating segment with 2004 sales of $3.7 billion (83 percent of our total sales) and approximately 16,800 employees at September 30, 2004. Control Systems supplies industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes and is divided into three business groups: the Components and Packaged Applications Group (CPAG), the Automation Control and Information Group (ACIG) and Global Manufacturing Solutions (GMS).

      CPAG supplies industrial components, power control and motor management products, and packaged and engineered products and systems. CPAG’s sales account for approximately 40 percent of Control Systems’ sales.

      ACIG’s core products are used primarily to control and monitor industrial plants and processes and typically consist of a processor and input/output (I/O) devices. Our integrated architecture and Logix controllers perform multiple types of control applications, including discrete, batch, continuous process, drive system, motion and machine safety across various factory floor operations. ACIG’s sales account for approximately 40 percent of Control Systems’ sales.

      GMS provides multi-vendor automation and information systems and solutions that help customers improve and support their manufacturing operations. GMS’s sales account for approximately 20 percent of Control Systems’ sales.

      The following is a summary of the major products and services and major competitors of the Control Systems business groups:

Business Group	Major Products/Services	Major Competitors

CPAG	Motor starters Contactors Push buttons Signaling devices Termination and protection devices Relays and timers Condition sensors Adjustable speed drives Motor control centers Drive systems	ABB, Ltd. Schneider Electric SA Siemens AG

ACIG	Controllers
Control platforms
Input/output devices
High performance rotary and linear
  motion control systems
Electronic operator interface devices
Sensors
Plant floor industrial computers
	Machine safety components	Emerson Electric Co. Mitsubishi Omron Schneider Electric SA Siemens AG

GMS	Multi-vendor customer support Training Software Automation systems integration Asset management Manufacturing information solutions	Emerson Electric Co. General Electric Company Invensys Siemens AG

      Depending on the product or service involved, Control Systems’ competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies specializing in niche products and services. Factors that influence Control Systems’ competitive position are its broad product portfolio and scope of solutions, technology leadership, knowledge of customer applications, large installed base, established distribution network, quality of products and services and global presence.

      Control Systems’ products are marketed primarily under the Allen-Bradley and Rockwell Software brand names. Major markets served include consumer products, transportation, oil and gas, mining, metals and forest products.

      In North America, Control Systems’ products are sold primarily through independent distributors that generally do not carry products that compete with Allen-Bradley products. Large systems and service offerings are sold principally through a direct sales force, though opportunities are sometimes sourced through distributors or system integrators. Product sales outside the United States occur through a combination of direct sales, sales through distributors and sales through system integrators.

      In 2004, sales in the United States accounted for 56 percent of Control Systems’ sales. Outside the U.S., Control Systems’ primary markets were Canada, Germany, the United Kingdom, Italy, China, Korea and Australia.

      Control Systems is headquartered in Milwaukee, Wisconsin and has operations in North America, Europe, Asia-Pacific and South America.

Power Systems

      Power Systems recorded 2004 sales of $752.5 million (17 percent of our total sales) and had approximately 4,000 employees at September 30, 2004. Power Systems is divided into two businesses: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).

      The following is a summary of the major products and services and major competitors of the Power Systems businesses:

Business	Major Products/Services	Major Competitors

Mechanical	Mounted bearings Gear reducers Mechanical drives Conveyor pulleys Couplings Bushings Clutches Motor brakes	Emerson Electric Co. Falk Corporation Rexnord Corporation SEW — Eurodrive SKF

Electrical	Industrial and engineered motors Adjustable speed drives Repair services Motor and mechanical maintenance solutions Training Consulting services to OEMs, end-users and distributors	A.O. Smith Corporation Baldor Electric Company Emerson Electric Co. Regal-Beloit Corporation Siemens AG

      Depending on the product involved, Power Systems’ competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies specializing in niche products and services. Factors that influence Power Systems’ competitive position are product quality, installed base and its established distributor network. While Power Systems’ competitive position is strong in North America, it is limited somewhat by its small presence outside the United States.

      Mechanical’s products are marketed primarily under the Dodge brand name while Electrical’s products are marketed primarily under the Reliance Electric brand name. Major markets served include mining, cement, aggregates, environmental, forest products, food/beverage, oil and gas, metals and material handling.

      Mechanical’s products are sold primarily through distributors while Electrical’s products are sold primarily through a direct sales force.

      In 2004, sales in the United States accounted for 89 percent of Power Systems’ sales. Outside the U.S., Power Systems’ primary markets were Canada, China and Mexico.

      Power Systems is headquartered in Greenville, South Carolina and has operations in North America, Europe and Asia-Pacific.

Divestitures

      In September 2004, we sold our FirstPoint Contact business. Additional information relating to this divestiture is contained in Note 13 in the Financial Statements.

Geographic Information

      In 2004, sales in the United States accounted for 62 percent of our total sales. Our principal markets outside the United States are in Canada, Germany, the United Kingdom, Italy, China, Korea and Mexico. In addition to normal business risks, our non-U.S. operations are subject to other risks including, among other factors, political, economic and social environments, governmental laws and regulations and currency revaluations and fluctuations.

      Sales and property information by major geographic area for each of the three years in the period ended September 30, 2004 is contained in Note 18 in the Financial Statements.

Research and Development

      Our research and development spending is summarized as follows:

	Year Ended September 30,

	2004	2003	2002

Control Systems	$111.8	$111.9	$113.4
Power Systems	9.9	9.7	9.8

	$121.7	$121.6	$123.2

      Customer-sponsored research and development was not material in 2004, 2003 or 2002.

Employees

      At September 30, 2004, we had approximately 21,000 employees. Nearly 14,000 were employed in the United States, and, of these employees, about 7 percent were represented by various local or national unions.

Raw Materials and Supplies

      We purchase many items of equipment, components and materials used in the production of our products from others. The raw materials essential to the conduct of each of our business segments generally are available at competitive prices. Although we have a broad base of suppliers and subcontractors, we are dependent upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. We have in the past experienced shortages of certain components and materials, which had an adverse effect on our ability to make timely deliveries of certain products. Market forces, particularly for certain raw materials, have also caused significant increases in costs of those materials. Both shortages and cost increases, if they occur again, could have an adverse effect on our operating results.

Backlog

      Our total order backlog was $500.4 million at September 30, 2004 and $395.5 million at September 30, 2003. Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities.

Environmental Protection Requirements

      Information about the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Financial Statements. See also Item 3. Legal Proceedings, on page 6 hereof.

Patents, Licenses and Trademarks

      We own or license numerous patents and patent applications related to our products and operations. Various claims of patent infringement and requests for patent indemnification have been made to us. We believe that none of these claims will have a material adverse effect on our financial condition. See Item 3. Legal Proceedings, on page 6 hereof. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition.

      The Company’s name and its registered trademark “Rockwell Automation” is important to each of our business segments. In addition, we own other important trademarks we use for certain of our products and services, such as “Allen-Bradley” and “A-B” for electronic controls and systems for industrial automation,

“Reliance” and “Reliance Electric” for electric motors and drives and “Dodge” for mechanical power transmission products.

Seasonality

      Our business segments are generally not subject to seasonality.

Available Information

      We maintain an Internet site at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after we file or furnish these reports with the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board Committees are also available at our Internet site. The Guidelines and charters are also available in print to any shareowner upon request. The information contained on and linked from our Internet site is not incorporated by reference into this Form 10-K.

Item 2.	Properties.

      At September 30, 2004, we operated 69 plants, principally in North America. We also had 279 sales and administrative offices and a total of 32 warehouses, service centers, and other facilities. The aggregate floor space of our facilities was approximately 14.3 million square feet. Of this floor space, we owned approximately 60 percent and leased approximately 40 percent. Manufacturing space occupied approximately 7.0 million square feet. Our Control Systems segment occupied approximately 4.4 million square feet, and our Power Systems segment occupied the remaining approximately 2.6 million square feet of manufacturing space. At September 30, 2004, approximately 1.1 million square feet of floor space was not in use, principally in owned facilities.

      There are no major encumbrances (other than financing arrangements, which in the aggregate are not material) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

Item 3.	Legal Proceedings.

      Rocky Flats Plant. On January 30, 1990, a civil action was brought in the United States District Court for the District of Colorado against us and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, that we operated from 1975 through December 31, l989 for the Department of Energy (DOE). The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. The plaintiffs, who purportedly represent two classes, sought compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys’ fees; an injunction; and other proper relief. On February 13, 1991, the court granted certain of the motions of the defendants to dismiss the case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the court granted in part a renewed motion to dismiss. The remaining portion of the case is pending before the court. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including us, in the action. Beginning on that date, the costs of our defense, which had previously been reimbursed to us by the DOE, have been and are being paid directly by the DOE. We believe that we are entitled under applicable law and our contract with the DOE to be indemnified for all costs and any liability associated with this action.

      On November 13, 1990, we were served with another civil action brought against us in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with our operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified us that it would no longer reimburse costs incurred by us in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against us for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone will also be entitled to an award of attorney’s fees but the court refused to award fees until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, we filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. We believe that ruling is in error and have petitioned the 10th Circuit Court of Appeals for en banc review. We believe that an outcome adverse to us will not have a material effect on our business or financial condition. We believe that we are entitled under applicable law and our contract with the DOE to be indemnified for all costs and any liability associated with this action, and intend to file a claim with the DOE seeking reimbursement at the conclusion of the litigation.

      On January 8, 1991, we filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees that we allege are owed to us under the terms of our contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against us alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On March 20, 1997, the court stayed the case pending disposition of the civil action described in the preceding paragraph. On August 30, 1999, the court continued the stay pending appeal in that civil action. We believe the government’s counterclaim is without merit, and believe we are entitled under applicable law and our contract with the DOE to be indemnified for any liability associated with the counterclaim.

      Russellville. On August 13, 2004, we received a favorable ruling from the Kentucky Supreme Court in the principal case against us by private plaintiffs arising from alleged environmental contamination in Russellville, Kentucky from a plant owned and operated by our Measurement & Flow Control Division prior to its divestiture in March 1989. This effectively ends a case in which a $218 million judgment had been entered against us in a civil action in the Circuit Court of Logan County, Kentucky on a 1996 jury verdict. The action had been brought by owners of flood plain real property in the area around Russellville allegedly damaged by polychlorinated biphenyls (PCBs) discharged from our plant. On January 14, 2000, the Kentucky Court of Appeals reversed the lower court’s judgment and directed entry of judgment in our favor on all claims as a matter of law. On August 8, 2003, the Court of Appeals issued a second decision holding that the amounts of PCBs alleged by plaintiffs to have contaminated their properties were insufficient to constitute an actionable injury under Kentucky law, thus requiring dismissal of plaintiffs’ suit with prejudice. Plaintiffs filed a petition for discretionary review with the Kentucky Supreme Court, which was denied on August 13, 2004.

      On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from our former Russellville, Kentucky plant, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision on the imposition of civil penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Supreme Court of the State of Kentucky has let stand. We have been proceeding with remediation and characterization efforts consistent with the trial court’s ruling.

      Solaia Technology LLC. We and our wholly owned subsidiary Rockwell Software Inc. are parties in several suits in which Solaia Technology LLC is adverse. Solaia is a single-purpose entity formed to license US Patent No. 5,038,318 (the ’318 patent). Solaia acquired the ’318 patent from Schneider Automation, Inc., a competitor of ours in the field of factory automation. Schneider has retained certain interests in the ’318 patent, including a share in Solaia’s licensing income. Solaia has asserted that the ’318 patent covers computer controlled factory automation systems used throughout most modern factories in the United States.

      Solaia has issued hundreds of demand letters to a wide range of factory owners and operators, and has filed a series of lawsuits against over 40 companies alleging patent infringement. A significant number of the companies sued by Solaia have chosen to settle the claims for amounts that we believe are notably smaller than the likely legal costs of successfully defending Solaia’s claims in court.

      In a suit filed by Solaia on July 2, 2002 in Chicago, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02-C-4704, N.D. Ill.) (Chicago patent suit), Solaia accused sixteen companies of infringing the ’318 patent. We made arrangements with ArvinMeritor, which now owns and operates our former automotive business, to undertake ArvinMeritor’s defense of Solaia’s patent claims to seek to assure that Solaia’s infringement claim against ArvinMeritor could be finally and actually adjudicated in the Chicago patent suit. In that case, Solaia responded on May 12, 2003 by suing us directly for patent infringement, demanding material monetary damages. We believe that Solaia’s claim against us in the Chicago patent suit is wholly without merit and baseless. Discovery is completed in the case and dispositive summary judgment motions are pending. No trial date has been set in this matter.

      Prior to Solaia’s claims of infringement against us in the Chicago patent suit (May 12, 2003), we sought to protect our customers from Solaia’s claims. We brought an action in federal court in Milwaukee on December 10, 2002 against Solaia, its law firm Niro, Scavone, Haller & Niro, and Schneider Automation, Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al (Case No. 02-C-1195, E.D. Wis.), asserting claims of tortious interference and civil conspiracy, and alleging violations of federal antitrust and unfair competition laws (the Milwaukee action). We are seeking monetary damages and other relief arising from the infringement claims Solaia has made against our customers.

      In January 2003, Solaia filed a lawsuit in federal court in Chicago against us and several others, Solaia Technology LLC v. Rockwell Automation, Inc., et al., (Case No. 03-C-566, N.D. Ill.), alleging federal antitrust and unfair competition violations, tortious interference, defamation and other claims. We deny any liability under those claims. Solaia’s antitrust and tort case has now been transferred to the federal court in Milwaukee (Case No. 03-C-939, E.D. Wis.) and effectively consolidated with the Milwaukee action, and all proceedings in Milwaukee have been administratively stayed.

      In December 2003, Solaia filed a state court action in Cook County, Illinois alleging tortious interference claims against us and one of our former officers. This action was removed from state court and, as with Solaia’s January 2003 suit, has been transferred to the federal court in Milwaukee (Case No. 04-C-368, E.D. Wis.).

      All of the Milwaukee cases are in their earliest stages. The federal court in Milwaukee has stayed all three cases in Milwaukee pending developments in the Chicago patent suit.

      Asbestos. Like thousands of other companies, we (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us, together with hundreds of other companies, as defendants. The great bulk of the complaints, however, do not identify any of our products or specify which of these claimants, if any, were exposed to asbestos attributable to our products; and past experience has shown that the vast majority of the claimants will never identify any of our products. In addition, when our products appear to be identified, they are frequently from divested businesses, and we are indemnified for most of the costs. For those claimants who do show that they worked with our products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of our products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants. We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We have initiated litigation against our carriers, Nationwide Indemnity Company and Kemper Insurance, to enforce the insurance policies. Although Kemper’s status as a financially viable entity is in question, we expect to recover the majority of defense and indemnity costs we have incurred to date over and above our self-insured retentions and a substantial portion of the costs for defending asbestos claims going forward. The uncertainties of asbestos claim litigation and resolution of the litigation with our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

      Other. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or asserted will not have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Item 4A.	Executive Officers of the Company.

      The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2004 are as follows:

Name, Office and Position, and Principal Occupations and Employment	Age

Don H. Davis, Jr. — Chairman of the Board of Rockwell Automation since February 2004; Chairman of the Board and Chief Executive Officer of Rockwell Automation prior thereto	64
Keith D. Nosbusch — President and Chief Executive Officer of Rockwell Automation since February 2004; Senior Vice President of Rockwell Automation and President, Rockwell Automation Control Systems prior thereto	53
John D. Cohn — Senior Vice President, Strategic Development and Communications of Rockwell Automation	50
Kent G. Coppins — Vice President and General Tax Counsel of Rockwell Automation since June 2001; Associate General Tax Counsel of Rockwell Automation prior thereto	51
Theodore D. Crandall — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President, Components and Packaged Applications Group of Rockwell Automation Control Systems since August 2000; Senior Vice President of Industrial Control Group of Rockwell Automation Control Systems prior thereto	49
David M. Dorgan — Vice President and Controller of Rockwell Automation since June 2001; Director, Headquarters Finance of Rockwell Automation Control Systems from April 2000 to June 2001; Director, Financial Reports of Rockwell Automation prior thereto	40
Steven A. Eisenbrown — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President, Automation Control and Information Group of Rockwell Automation Control Systems since August 2000; Senior Vice President of Control and Information Group of Rockwell Automation Control Systems prior thereto	51

Name, Office and Position, and Principal Occupations and Employment — (Continued)

James V. Gelly — Senior Vice President and Chief Financial Officer of Rockwell Automation since January 2004; Vice President and Treasurer of Honeywell International (diversified technology and manufacturing) prior thereto	44
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary of Rockwell Automation since May 2004; Litigation partner at Foley & Lardner LLP (law firm) and Co-Chair of the Securities Litigation, Enforcement and Regulation Practice Group prior thereto	43
Mary Jane Hall — Senior Vice President, Human Resources of Rockwell Automation since February 2004; Vice President of Rockwell Automation from June 2001 to February 2004; Senior Vice President, Human Resources of Rockwell Automation Control Systems from January 2001 to February 2004; Vice President, Human Resources of Rockwell Automation Control Systems prior thereto	61
James E. Hart — Vice President, Finance of Rockwell Automation since February 2004; Vice President, Finance and Procurement of Rockwell Automation Control Systems from April 2001 to February 2004; Vice President, Strategic Sourcing and Chief Procurement Officer of Rockwell Automation prior thereto	55
John P. McDermott — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President, Global Manufacturing Solutions Group of Rockwell Automation Control Systems since November 2002; Senior Vice President, Americas Sales of Rockwell Automation Control Systems from October 2000 to November 2002; Senior Vice President, Motion and Information Group of Rockwell Automation Control Systems prior thereto	47
John M. Miller — Vice President and Chief Intellectual Property Counsel of Rockwell Automation since October 2004; Associate Intellectual Property Counsel of Rockwell Automation prior thereto	37
Timothy C. Oliver — Vice President and Treasurer of Rockwell Automation since May 2004; Vice President, Investor Relations and Financial Planning of Raytheon Co. (manufacturer of defense electronics and business aviation aircraft) from March 2001 to May 2004; Director of Finance for Aviation Aftermarket business of Honeywell International (diversified technology and manufacturing) from January 2000 to March 2001; Director of Strategic Development for Aerospace Services business of Honeywell International prior thereto	36
Rondi Rohr-Dralle — Vice President, Corporate Development of Rockwell Automation since June 2001; Vice President, Finance of Rockwell Automation Control Systems, Global Manufacturing Solutions Group prior thereto	48
Robert A. Ruff — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President of Americas Sales of Rockwell Automation Control Systems since November 2002; Regional Vice President-Detroit Region Sales of Rockwell Automation Control Systems from February 2001 to November 2002; Vice President-Eastern U.S. Region Sales of Rockwell Automation Control Systems from August 2000 to February 2001; Vice President Account Sales-Central U.S. Region of Rockwell Automation Control Systems prior thereto	56
A. Lawrence Stuever — Vice President and General Auditor of Rockwell Automation since June 2003; Vice President, Compensation of Rockwell Automation prior thereto	52
Joseph D. Swann — Senior Vice President of Rockwell Automation since June 2001 and President, Rockwell Automation Power Systems since June 1998	63

      There are no family relationships, as defined by applicable SEC rules, between any of the above executive officers and any other executive officer or director of the Company. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The principal market on which our common stock is traded is the New York Stock Exchange. Our common stock is also traded on the Pacific Exchange and The London Stock Exchange. On October 31, 2004, there were 36,564 shareowners of record of our common stock.

      The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange – Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2004 and 2003:

	2004		2003

Fiscal Quarters	High	Low	High	Low

First	$36.10	$26.16	$22.30	$14.71
Second	37.00	28.45	23.87	18.75
Third	37.56	30.89	25.85	20.52
Fourth	39.72	35.05	28.69	23.33

      The declaration and payment of dividends by the Company is at the sole discretion of our Board of Directors. During each of our last three fiscal years, we have declared and paid aggregate cash dividends of $0.66 per common share ($0.165 per quarter).

      The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended September 30, 2004:

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that may yet
	Number of	Average	Announced	be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share(1)	Programs(2)	Programs(2)

July 1-31, 2004	735,000	$36.3996	735,000	$226,200,000
August 1-31, 2004	770,000	37.7629	770,000	197,100,000
September 1-30, 2004	735,000	38.8676	735,000	168,500,000

Total	2,240,000	37.6786	2,240,000	168,500,000

(1)	Average price paid per share includes brokerage commissions.

(2)	On December 4, 1996, we announced a $1 billion share repurchase program that had been approved by our Board of Directors. From time to time thereafter, our Board of Directors has authorized the periodic purchase of additional shares of our common stock under the program. As of September 30, 2004, approximately $168.5 million was available for share repurchases under the program. The program has no expiration date.

Item 6.	Selected Financial Data.

      The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The consolidated statement of operations data for each of the five years in the period ended September 30, 2004, the related consolidated balance sheet data and other data have been derived from our audited consolidated financial statements.

	Year Ended September 30,

	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)

	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$4,411.1	$3,992.3	$3,775.7	$4,134.8	$4,493.0
Interest expense	41.7	52.5	66.1	83.2	72.7
Income from continuing operations before accounting change	354.1	281.4	223.7	120.7	353.8
Earnings per share from continuing operations before accounting change:
Basic	1.91	1.51	1.21	0.66	1.88
Diluted	1.85	1.48	1.19	0.65	1.86
Cumulative effect of accounting change per diluted share(f)	—	—	(0.58)	—	—
Cash dividends per share	0.66	0.66	0.66	0.93	1.02
Consolidated Balance Sheet Data: (at end of period)
Total assets	4,201.2	3,939.9	3,955.8	4,043.7	5,261.0
Short-term debt	0.2	8.7	161.6	10.4	16.4
Long-term debt	757.7	764.0	766.8	909.3	910.6
Shareowners’ equity	1,861.0	1,586.8	1,609.0	1,600.5	2,669.2
Other Data:
Capital expenditures	$98.0	$107.6	$99.6	$155.7	$210.0
Depreciation	159.7	168.5	178.4	190.2	186.4
Goodwill and trademark amortization(f)	—	—	—	55.5	53.1
Other intangible asset amortization	27.0	22.1	19.3	16.3	21.4

(a)	Includes a reduction in the income tax provision of $46.3 million, or $0.24 per diluted share, related to the resolution of certain tax matters as well as state tax refunds.

(b)	Includes a reduction in the income tax provision of $69.4 million, or $0.37 per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim.

(c)	Includes a reduction in the income tax provision of $48.2 million, or $0.26 per diluted share, from the resolution of certain tax matters and income of $9.4 million ($7.2 million after tax, or $0.04 per diluted share) from the favorable settlement of intellectual property matters.

(d)	Includes special items of $73.1 million ($48.0 million after tax, or $0.26 per diluted share) and a reduction in the income tax provision of $21.6 million, or $0.12 per diluted share, from the resolution of certain tax matters. Special items include charges of $91.1 million ($59.9 million after tax, or $0.32 per diluted share) for a comprehensive restructuring program which were partially offset by income of $18.0 million ($11.9 million after tax, or $0.06 per diluted share) resulting from the favorable settlement of an intellectual property matter.

(e)	Includes a gain of $32.5 million ($22.0 million after tax, or $0.12 per diluted share) resulting from the sale of real estate, a loss of $14.0 million ($9.5 million after tax, or $0.06 per diluted share) on the sale of a Power Systems business, and income of $28.1 million ($19.0 million after tax, or $0.10 per diluted share) resulting from the demutualization of Metropolitan Life Insurance Company.

(f)	Effective October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of adopting SFAS 142, we no longer amortize goodwill and certain trademarks that have been deemed to have an indefinite useful life, resulting in a decrease in amortization expense beginning in 2002. In addition, in 2002 we recorded pre-tax impairment charges of $128.7 million ($107.8 million after tax, or $0.58 per diluted share) in connection with the adoption of SFAS 142. These charges have been recorded as the cumulative effect of accounting change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Cautionary Statement

      This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to the following:

•	economic and political changes in international markets where we compete, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors we cannot control;

•	demand for and market acceptance of new and existing products;

•	levels of capital spending in industrial markets;

•	the availability and price of components and materials;

•	successful development of advanced technologies;

•	the availability and effectiveness of our information technology systems;

•	competitive product and pricing pressures;

•	future terrorist attacks;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainties of litigation; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our SEC filings.

      These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Non-GAAP Measures

      The following discussion includes sales excluding the effect of changes in currency exchange rates and free cash flow, which are non-GAAP measures. See Supplemental Sales Information on page 23 hereof for a reconciliation of reported sales to sales excluding the effect of changes in currency exchange rates in addition to a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition on page 21 hereof for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

Overview

      Overall demand for our products is driven by:

•	Levels of global industrial production;

•	Investments in capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Regional factors that include local political, social, regulatory and economic circumstances; and

•	Industry factors that include customers’ new product introductions, trends in the actual and forecasted demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate.

U.S. Industrial Economic Trends

      In 2004, sales in the U.S. accounted for more than 60 percent of our total sales. Due to weaker business conditions in 2002 and 2003, especially in the U.S. manufacturing economy, manufacturers operated at historically low levels of plant capacity utilization. During 2004, the manufacturing economy experienced improving fundamentals and higher levels of output. In the U.S., this is reflected in various indicators that we use to gauge the direction and momentum of our markets. These indicators include:

•	Industrial equipment spending, which is an economic statistic compiled by the Bureau of Economic Analysis (“BEA”). This statistic provides insight into spending trends in the broad U.S. industrial economy, which includes our primary customer base. This measure, over the longer term, has proven to have reasonable predictive value, and to be a good directional indicator of our growth trend.

•	Capacity utilization, which is an indication of plant operating activity, is published by the Federal Reserve. Historically there has been a meaningful correlation between capacity utilization and the level of capital investment made by our customers in their manufacturing base.

•	The purchasing managers’ index (PMI), as published by the Institute for Supply Management (ISM), which is an indication of the level of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

      The table below depicts the trend for the indicated months since December 2001 in U.S. industrial equipment spending, capacity utilization and the PMI.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI

Fiscal 2004
September 2004	$155.9	77.2	58.5
June 2004	145.0	77.0	61.1
March 2004	143.1	76.6	62.5
December 2003	139.5	75.8	63.4
Fiscal 2003
September 2003	140.8	74.9	54.7
June 2003	139.3	74.0	50.4
March 2003	139.7	74.8	46.6
December 2002	136.9	74.9	53.3
Fiscal 2002
September 2002	137.9	75.7	51.4
June 2002	136.9	76.2	55.7
March 2002	142.5	75.6	55.3
December 2001	136.6	75.1	47.3

Non-US Regional Trends

      Outside the U.S., growth in demand has in part been driven by investments made in infrastructure in emerging economies, such as those found in the Asia-Pacific and Latin America regions. Demand for our products in China is moderating somewhat from the rapid expansion experienced in the first half of 2004 as a result of rising local interest rates and other economic and political factors but commercial activity in Korea and India has been strong. In Latin America, demand for our products has been driven by investment in the mining and oil and gas industries, resulting in increased sales in 2004.

Industry Views

      We serve a wide range of industries including consumer products, transportation, basic materials, and oil and gas. During 2004 we benefited from growing demand in nearly all of the industries we serve.

      Our consumer products segment serves a broad array of customers in the food and beverage, brewing, consumer packaged goods and life sciences industries. This group is generally less cyclical than other heavy manufacturing segments.

      Sales to the automotive segment are affected by such factors as customer investment in new model introductions and more flexible manufacturing technologies.

      Basic materials segments, including mining, aggregates and cement all benefit from higher commodities prices and higher global demand for basic materials that encourage significant investment in capacity and productivity in these industries.

      As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity as they did during the latter half of 2004. In addition, higher energy prices have historically caused customers across all industries to consider new investment in more energy-efficient manufacturing processes and technologies.

Outlook for 2005

      The following is a summary of our objectives for 2005:

•	Expand our integrated architecture platform by accelerating the penetration of the batch/hybrid market and demonstrating the value of real-time information;

•	Continue our geographic expansion and growth, particularly in emerging economies;

•	Build additional domain expertise in the industries we serve; and

•	Drive continued cost productivity.

      Our outlook for 2005 assumes that the current economic recovery will continue and that we will experience a favorable industrial environment with gradual growth during 2005. While we expect demand for our products to benefit from this trend, we also assume that our growth will vary, and may exceed or lag trend levels in any given quarter.

      As of the date hereof, we expect to grow revenue in 2005 by 6 to 8 percent, excluding the effect of changes in currency exchange rates, and to raise operating margins to approximately 15 percent. As of the date hereof, we expect full year 2005 diluted earnings per share in the range of $2.15 to $2.25, and plan to generate free cash flow in excess of net income in part through disciplined capital deployment.

Summary of Results of Operations

	Year Ended September 30,

	2004	2003	2002

	(in millions)
Sales:
Control Systems	$3,658.6	$3,287.4	$3,059.3
Power Systems	752.5	704.9	716.4

Total	$4,411.1	$3,992.3	$3,775.7

Segment operating earnings(a):
Control Systems	$527.9	$397.6	$323.9
Power Systems	67.5	54.6	53.4

Total	595.4	452.2	377.3
Purchase accounting depreciation and amortization	(27.3)	(26.9)	(24.6)
General corporate — net	(88.3)	(66.8)	(57.4)
Loss on disposition of a business	—	(8.4)	—
Interest expense	(41.7)	(52.5)	(66.1)

Income from continuing operations before income taxes and accounting change	438.1	297.6	229.2
Provision for income taxes	(84.0)	(16.2)	(5.5)

Income from continuing operations before accounting change	354.1	281.4	223.7
Income from discontinued operations	60.8	5.0	5.6
Cumulative effect of accounting change(b)	—	—	(107.8)

Net income	$414.9	$286.4	$121.5

(a)	Information regarding how we define segment operating earnings is contained in Note 18 in the Financial Statements.

(b)	The cumulative effect of accounting change recorded in 2002 represents impairment charges recorded in connection with the adoption of SFAS 142. Additional information regarding the impairment charges is contained in Note 3 in the Financial Statements.

      In September 2004, we sold our FirstPoint Contact business for cash and a note convertible into a minority interest in the corporate parent of the buyer of the business resulting in a gain of $33.5 million ($32.1 million after tax, or $0.17 per diluted share). The results of operations of FirstPoint Contact and the gain on sale are included in Income from Discontinued Operations in this annual report.

2004 Compared to 2003

			Increase
	2004	2003	(Decrease)

	(in millions, except per share amounts)
Sales	$4,411.1	$3,992.3	$418.8
Income from continuing operations	354.1	281.4	72.7
Diluted earnings per share	1.85	1.48	0.37

      Sales increased 10 percent compared to 2003 driven by growth at both Control Systems and Power Systems. Three percentage points of the growth was due to the effect of changes in currency exchange rates.

      Income from continuing operations in 2004 includes $46.3 million ($0.24 per diluted share) of tax benefits related to the resolution of certain tax matters as well as the benefit of state tax refunds. The 2003 result included a tax benefit of $69.4 million ($0.37 per diluted share) related to the settlement of a U.S. federal research and experimentation credit refund claim.

Control Systems

			Increase
	2004	2003	(Decrease)

	(in millions, except percentages)
Sales	$3,658.6	$3,287.4	$371.2
Segment operating earnings	527.9	397.6	130.3
Segment operating margin	14.4%	12.1%	2.3pts

      Control Systems sales increased 11 percent compared to 2003. Four percentage points of the sales increase was due to the effect of changes in currency exchange rates, primarily resulting from the relative strength of the euro to the U.S. dollar. Sales outside of the U.S. increased 15 percent (6 percent excluding the effect of changes in currency exchange rates) and U.S. sales increased 8 percent.

      Control Systems experienced sales growth in all regions with exceptional strength in the emerging economies of Asia and Latin America where we continued to increase market penetration. Sales growth was primarily driven by maintenance related and smaller productivity related projects. These projects were the result of pent-up demand after the period of under-investment in productive assets during 2002 and 2003. In addition to these ongoing required investments, we experienced an increase in activity related to larger scale projects in the second half of fiscal year 2004. These larger projects were driven by our customers’ requirements for incremental productivity improvements and capacity optimization.

      Our Logix platform business continued its strong growth with an increase of 30 percent over 2003. Industrial components and adjustable speed drives experienced double-digit growth as well. These gains were partially offset by moderate declines in drive systems and legacy control platforms.

      Segment operating margins increased due to higher volume, favorable product mix and productivity improvements. Volume leverage improved during the year due to our continuing productivity efforts and ongoing facility rationalization programs.

Power Systems

			Increase
	2004	2003	(Decrease)

	(in millions, except percentages)
Sales	$752.5	$704.9	$47.6
Segment operating earnings	67.5	54.6	12.9
Segment operating margin	9.0%	7.7%	1.3pts

      Power Systems sales increased 7 percent compared to 2003. The Mechanical and Electrical businesses contributed about equally to the growth. The sales increase was mainly the result of volume strength in the second half of 2004. Higher global demand for basic materials and subsequent higher prices for these materials encouraged significant investment in capacity optimization and productivity and drove our sales.

      Significant cost and productivity initiatives launched in the second quarter, financial leverage on incremental volume, and price increases more than offset rising raw material prices, resulting in the improved segment operating margin.

General Corporate — Net

      General corporate expenses were $88.3 million in 2004 compared to $66.8 million in 2003. Expense in 2004 includes charges of $16.4 million due to higher estimated costs for environmental remediation at several legacy sites, $7.0 million of contributions to our charitable corporation, and $5.0 million of costs associated with corporate staff changes. Expense in 2003 included a charge of $4.7 million due to higher estimated future costs for environmental remediation at a legacy site.

Loss on Disposition of a Business

      In the second quarter of 2003, we sold a majority of our ownership interest in Reliance Electric Limited Japan (REJ) resulting in a loss of $8.4 million ($2.5 million after tax, or $0.01 per diluted share). The cash proceeds from the transaction totaled $10.4 million.

Interest Expense

      Interest expense was $41.7 million in 2004 compared to $52.5 million in 2003. The decrease was the result of the retirement at maturity of the $150.0 million principal amount of 6.80% notes in April 2003, the benefit of an interest rate swap (see Note 6 in the Financial Statements) and lower average short-term borrowings.

2003 Compared to 2002

			Increase
	2003	2002	(Decrease)

	(in millions, except per share amounts)
Sales	$3,992.3	$3,775.7	$216.6
Income from continuing operations before accounting change	281.4	223.7	57.7
Diluted earnings per share	1.48	1.19	0.29

      Sales increased 6 percent compared to 2002. Three percentage points of the growth was due to the effect of changes in currency exchange rates. The growth was driven by a 7 percent increase at Control Systems which more than offset a 2 percent decrease at Power Systems.

      Income from continuing operations before accounting change in 2003 included a tax benefit of $69.4 million, or $0.37 per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim. The 2002 results included a tax benefit of $48.2 million, or $0.26 per diluted share, from the resolution of certain tax matters for the period 1995 through 1999.

Control Systems

			Increase
	2003	2002	(Decrease)

	(in millions, except percentages)
Sales	$3,287.4	$3,059.3	$228.1
Segment operating earnings	397.6	323.9	73.7
Segment operating margin	12.1%	10.6%	1.5pts

      Control Systems sales increased 7 percent compared to 2002. More than 3 percentage points of the increase was due to the favorable impact of currency translation, primarily resulting from the relative strength of the euro to the U.S. dollar. Sales outside of the U.S. increased 18 percent (9 percent excluding the effect of changes in currency exchange rates) and U.S. sales increased 1 percent. Our Logix platform business grew approximately 30 percent over 2002.

      The improvement in segment operating margin was due to higher volume and the continuing benefits of cost reduction actions.

Power Systems

			Increase
	2003	2002	(Decrease)

	(in millions, except percentages)
Sales	$704.9	$716.4	$(11.5)
Segment operating earnings	54.6	53.4	1.2
Segment operating margin	7.7%	7.4%	0.3pts

      Power Systems sales decreased 2 percent compared to 2002. Mechanical sales increased 3 percent while Electrical sales decreased 5 percent. Segment operating earnings remained relatively stable despite the decrease in sales due to savings from cost reduction efforts.

General Corporate — Net

      General corporate expenses were $66.8 million in 2003 compared to $57.4 million in 2002. Expense in 2003 included a charge of $4.7 million due to higher estimated future costs for environmental remediation at a legacy site. The 2002 amount included $9.4 million of income related to the settlement of intellectual property matters. Excluding these amounts, corporate expenses decreased in 2003 as a result of lower corporate staff costs and an increase of approximately $1.4 million in earnings from our investment in RSC.

Loss on Disposition of a Business

      In the second quarter of 2003, we sold a majority of our ownership interest in REJ resulting in a loss of $8.4 million ($2.5 million after tax, or $0.01 per diluted share). The cash proceeds from the transaction totaled $10.4 million.

Interest Expense

      Interest expense was $52.5 million in 2003 compared to $66.1 million in 2002. The decrease was the result of the retirement at maturity of the $150.0 million principal amount of 6.80% notes in April 2003, the benefit of an interest rate swap (see Note 6 in the Financial Statements) and lower average short-term borrowings.

Discontinued Operations

      See Note 13 in the Financial Statements for information regarding the composition of discontinued operations.

Income Taxes

      During 2004, we recognized tax benefits of $46.3 million in Income from Continuing Operations and $18.4 million in Income from Discontinued Operations related to the following items:

•	$34.5 million resulting from the resolution of certain tax matters, in part related to former businesses. A majority of the benefits recognized related to non-U.S. tax matters in addition to an agreement with a taxing authority related to the treatment of an investment;

•	$4.3 million related to additional state tax benefits associated with the U.S. research and experimentation credit refund claim in 2003 (see discussion below); and

•	$25.9 million related to a refund from the State of California for the period 1989 to 1991. Of this amount, $7.5 million is included as a reduction in the income tax provision and $18.4 million is included in Income from Discontinued Operations.

      Including these items, the full year effective tax rate for 2004 was approximately 19 percent. In the aggregate, these items decreased the effective tax rate by approximately 11 percent.

      During 2003, we recognized in earnings a net tax benefit of $69.4 million related to a U.S. federal research and experimentation credit refund claim and a tax benefit of approximately $2.6 million as a result of our ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize the capital loss carryforwards was the result of the sale of a majority of our ownership in REJ which took place in 2003. The full year effective tax rate for 2003 was approximately 5 percent, including the effect of the research and experimentation settlement (23 percent benefit) and the REJ transaction (1 percent benefit).

      See Note 16 in the Financial Statements for a reconciliation of the United States statutory tax rate to the effective tax rate.

      We expect that the effective income tax rate in 2005 will be approximately 31 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or reported net of their related tax effects.

      Subsequent to September 30, 2004, the President signed into law both the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a lower U.S. tax rate on non-U.S. dividends and an extension of the research and experimentation credit. This new legislation is not anticipated to materially affect our results of operations or our financial condition.

Financial Condition

      The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,

	2004	2003	2002

Cash provided by (used for):
Operating activities	$596.9	$419.9	$461.9
Investing activities	(65.2)	(131.4)	(171.0)
Financing activities	(312.0)	(335.3)	(97.4)
Effect of exchange rate changes on cash	1.8	(31.0)	(0.4)

Cash provided by (used for) continuing operations	$221.5	$(77.8)	$193.1

The following table summarizes free cash flow (in millions):
Cash provided by operating activities	$596.9	$419.9	$461.9
Capital expenditures	(98.0)	(107.6)	(99.6)

Free cash flow	$498.9	$312.3	$362.3

      Our definition of free cash flow takes into consideration capital investment required to maintain the operations of our businesses and execute our strategy. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.

      Free cash flow was $498.9 million for the year ended September 30, 2004 compared to $312.3 million for the year ended September 30, 2003. The following factors contributed to the significant increase in free cash flow:

•	Income before income taxes in 2004 was $140.5 million higher than in 2003;

•	U.S. federal tax payments were lower in 2004 as a result of the tax benefits related to voluntary pension contributions and increased benefits from the exercise of stock options. U.S. federal tax payments were $10.0 million in 2004 compared to $43.0 million in 2003; and

•	We received net tax refunds of $30.6 million from various tax authorities related to prior years.

      These factors more than offset the higher voluntary contributions to our U.S. qualified pension trust which totaled $125.0 million in 2004 compared to $50.0 million in 2003.

      We anticipate that cash payments for income taxes will approach our income tax expense in the near future.

      When necessary, we utilize commercial paper as our principal source of short-term financing. At September 30, 2004 and 2003, we had no commercial paper borrowings outstanding. During 2004 and 2003, we did not have significant commercial paper borrowings due to our cash position.

      In January 2004, we repaid our $8.4 million of industrial development revenue bonds prior to maturity using cash on hand. In April 2003, we repaid our $150.0 million principal amount of 6.80% notes at maturity using a combination of cash on hand and commercial paper borrowings.

      We repurchased approximately 7.5 million shares of our common stock at a cost of $258.4 million in 2004. At September 30, 2004, we had approximately $168.5 million remaining for stock repurchases under existing board authorizations. We repurchased approximately 5.6 million shares of our common stock at a cost of $128.4 million in 2003. We anticipate repurchasing stock in 2005, the amount of which will depend ultimately on business conditions, stock price and other cash requirements.

      Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions of businesses and repurchases of common stock and may include contributions to our pension plans. We expect capital expenditures in 2005 to be about $120 million. Additional information regarding pension contributions is contained in MD&A on page 14 hereof. We expect that each of these future uses of cash will be funded by existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.

      In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 28.9 percent at September 30, 2004 and 32.7 percent at September 30, 2003.

      As of September 30, 2004, we had $675.0 million of unsecured committed credit facilities, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. These facilities were available for general corporate purposes, including support for our commercial paper borrowings. On October 26, 2004, we entered into a new five-year $600.0 million unsecured revolving credit facility. It replaced both the facility expiring on that date and the facility expiring in October 2005 (which we cancelled on that date). Borrowings under our new credit facility bear interest based on short-term money market rates in effect during the period such borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt to capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities available to foreign subsidiaries amounted to $130.4 million at September 30, 2004.

      The following is a summary of our credit ratings as of September 30, 2004:

	Short-Term		Long-Term

Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Negative	A	Negative
Moody’s	P-2	Stable	A3	Negative
Fitch Ratings	F1	Stable	A	Stable

      Among other things, our credit facility is a standby liquidity facility that can be drawn, if needed, to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. While we are not required to do so, under our current policy with respect to these ratings, we expect to limit our other borrowings under the credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.

      Should our access to the commercial paper market be adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and the unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities could be higher than the cost of commercial paper borrowings.

      Cash dividends to shareowners were $122.5 million ($0.66 per share) in 2004 and $122.4 million ($0.66 per share) in 2003. Although declaration and payment of dividends are at the sole discretion of our Board of Directors, we expect to pay quarterly dividends in 2005 at least equal to the quarterly per share amount paid in 2004.

      Certain of our contractual cash obligations at September 30, 2004 are summarized as follows:

		Payments by Period

	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt and interest(a)	$2,241.4	$48.7	$48.7	$48.7	$387.9	$27.1	$1,680.3
Minimum operating lease payments	210.9	51.0	41.8	33.6	26.9	19.1	38.5
Purchase commitment(b)	26.3	21.0	5.3	—	—	—	—

Total	$2,478.6	$120.7	$95.8	$82.3	$414.8	$46.2	$1,718.8

(a)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the amounts to be received under an interest rate swap, the unamortized discount of $46.0 million, and the $3.7 million fair value adjustment recorded for the interest rate swap as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 6 in the Financial Statements for additional information regarding our long-term debt.

(b)	In connection with the sale of a Power Systems business in 2000, we entered into a supply agreement with the buyer of the business. The agreement requires us to purchase a minimum of $21.0 million per year through December 31, 2005. In the event that purchases are less than $21.0 million in a given year, we may incur penalties which are 25 percent of the amount by which the actual purchases were less than the contractual minimum for the period. Based upon current estimates of future purchases, we do not believe that any penalties payable under the terms of the agreement would be material to our business or financial condition. For additional information on the supply agreement, see Note 17 in the Financial Statements.

      We sponsor pension and other postretirement benefit plans for certain employees. See Note 12 in the Financial Statements for information regarding these plans and expected future cash outflows related to the plans.

      At September 30, 2004, we guaranteed the performance of Conexant related to a lease obligation of approximately $60.0 million. The lease obligation is secured by the real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, we received $250,000 per quarter from Conexant through December 31, 2003 and receive $500,000 per quarter from Conexant through December 31, 2004 unless we are released from the guarantee prior thereto. We expect to be released from the guarantee in 2005.

      At September 30, 2004, we and Rockwell Collins each guarantee one-half of a lease agreement for one of Rockwell Scientific Company LLC’s (RSC) facilities. The total future minimum payments under the lease are $5.5 million. The lease agreement has a term that ends in December 2011. In addition, we share equally with Rockwell Collins in providing a $4.0 million line of credit to RSC, which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2004 and 2003, there were no outstanding borrowings under this line of credit. During October 2004, the line of credit was increased to $6.0 million, with us and Rockwell Collins still sharing equally.

Supplemental Sales Information

      We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of our control. We believe that sales excluding the effect of changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates. We use sales excluding the effect of changes in currency exchange rates to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates as were in effect in the preceding year.

      The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Year Ended September 30, 2004			Year Ended September 30, 2003

			Sales			Sales
			Excluding			Excluding
			the Effect			the Effect
			of Changes			of Changes
			in Currency			in Currency
		Currency	Exchange		Currency	Exchange
	Sales	Translation	Rates	Sales	Translation	Rates

US	$2,727.0	$—	$2,727.0	$2,530.2	$—	$2,530.2
Canada	339.8	(30.9)	308.9	303.8	(22.3)	281.5
Europe, Middle East, Africa	779.6	(83.1)	696.5	685.4	(101.3)	584.1
Asia-Pacific	400.4	(21.0)	379.4	330.7	(17.4)	313.3
Latin America	164.3	2.5	166.8	142.2	35.0	177.2

Total Company Sales	$4,411.1	$(132.5)	$4,278.6	$3,992.3	$(106.0)	$3,886.3

      The following is a reconciliation of reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Year Ended September 30, 2004			Year Ended September 30, 2003

			Sales			Sales
			Excluding			Excluding
			the Effect			the Effect
			of Changes			of Changes
			in Currency			in Currency
		Currency	Exchange		Currency	Exchange
	Sales	Translation	Rates	Sales	Translation	Rates

US	$2,054.2	$—	$2,054.2	$1,893.8	$—	$1,893.8
Canada	302.4	(27.4)	275.0	267.8	(19.8)	248.0
Europe, Middle East, Africa	766.0	(81.6)	684.4	668.7	(98.8)	569.9
Asia-Pacific	382.9	(21.0)	361.9	326.1	(17.4)	308.7
Latin America	153.1	1.7	154.8	131.0	33.7	164.7

Total Control Systems Sales	$3,658.6	$(128.3)	$3,530.3	$3,287.4	$(102.3)	$3,185.1

Critical Accounting Policies and Estimates

      We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following are the critical accounting policies that could have the most significant effect on our reported results or require subjective or complex judgments by management.

Revenue Recognition

      Sales are generally recorded when all of the following have occurred: an agreement of sale exists; product has been delivered according to contract terms and acceptance as may be required by contract terms has occurred or services have been rendered; pricing is fixed or determinable; and collection is reasonably assured.

      We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer’s payment history.

      We record accruals for customer returns, rebates and incentives at the time of revenue recognition based upon historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $4.0 million.

      The accrual for rebates and incentives to customers was $79.1 million at September 30, 2004 and $70.8 million at September 30, 2003, of which $7.8 million at September 30, 2004 and $5.4 million at September 30, 2003 was included as an offset to accounts receivable.

Impairment of Long-Lived Assets

      We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable through future cash flows. We evaluate the recoverability of goodwill and other intangible assets with indefinite useful lives annually or more frequently if events or circumstances indicate that an asset might be impaired. We use judgment when applying the impairment rules to determine when an impairment test is necessary. Factors we consider that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used and significant negative industry or economic trends.

      Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. To determine fair value, we are required to make estimates of the future cash flows related to the asset being reviewed. These estimates require assumptions about demand for our products and services, future market conditions and technological developments. Other assumptions include the discount rate and future growth rates. During 2002, we recorded pre-tax impairment charges of $128.7 million ($107.8 million after tax) in connection with the adoption of SFAS 142.

      We perform our annual impairment test on non-amortized intangible assets during the second quarter of our fiscal year. As of the second quarter of fiscal 2004, the $72.8 million net book value of our Reliance trademark approximated its estimated fair value, as computed with the assistance of independent valuation specialists. Either an increase in the discount rate or a decrease in planned future growth or profitability rates could result in a material impairment charge to writedown the book value of the Reliance trademark to the revised estimated fair value.

      Additional information regarding the impairment charges is contained in Note 3 in the Financial Statements.

Retirement Benefits

Pension Benefits

      Pension costs and obligations are actuarially determined and are affected by annually reviewing assumptions including discount rate, the expected rate of return on plan assets and assumed annual rate of compensation increase for plan employees, among other factors. Changes in the discount rate and differences between the assumptions and actual experience will affect the amount of pension expense recognized in future periods.

      Our worldwide pension expense in 2004 was $68.8 million compared to $41.6 million in 2003. Approximately 80 percent of this cost relates to our U.S. qualified pension plan. We used the following actuarial assumptions to determine our 2004 U.S. pension expense: discount rate of 6.0 percent (compared to 7.0 percent for 2003); expected rate of return on plan assets of 8.5 percent (compared to 8.5 percent for 2003); and an assumed rate of compensation increase of 4.5 percent (compared to 4.5 percent for 2003). The decrease in discount rate, as well as the amortization of actuarial losses, were the primary causes of the $27.2 million increase in pension expense in 2004 over 2003.

      For 2005, we are assuming that the expected rate of return on plan assets and rate of compensation increase will remain consistent with the 2004 assumptions, but that the discount rate will increase from 6.0% to 6.25%. Assuming this discount rate increase and that actual experience is consistent with the actuarial assumptions, we expect 2005 pension expense to remain approximately the same as 2004.

      The following chart illustrates the estimated change in benefit obligation and net periodic pension cost assuming a change of 25 basis points in the assumptions for our U.S. pension plans (in millions):

	Pension Benefits

	Change in	Change in
	Projected Benefit	Net Periodic
	Obligation	Benefit Cost

Discount Rate	$62.7	$6.7
Rate of Return	—	3.0

      In 2004, we made voluntary contributions of $125.0 million to our primary U.S. qualified pension plan trust compared to a $50.0 million voluntary contribution in 2003. We currently anticipate making contributions during 2005 to our qualified pension plans in an amount that approximates the 2005 net periodic pension cost.

      Additional information regarding pension benefits, including our pension obligation and minimum pension liability adjustment, is contained in Note 12 in the Financial Statements.

Other Postretirement Benefits

      We estimate, with the assistance of independent actuarial consultants, the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods.

      Effective October 1, 2002, we amended our primary U.S. postretirement healthcare benefit program in order to mitigate our share of the increasing cost of postretirement healthcare services. As a result of this amendment, there will be no increase in healthcare costs resulting from healthcare inflationary trends beginning January 1, 2005. This amendment reduced our other postretirement benefit obligation by $86.5 million.

      Net periodic benefit cost in 2004 was approximately $23.4 million compared to $29.1 million in 2003. This decrease is primarily due to the effect of amending our primary U.S. postretirement healthcare benefit program.

      We expect net periodic benefit cost in 2005 of approximately $25 million. The expected increase is due to the amortization of actuarial losses offset by an increase in the discount rate (as of our June 30, 2004 measurement date) by 25 basis points to 6.25%.

      Additional information regarding postretirement benefits is contained in Note 12 in the Financial Statements.

Self-Insurance Liabilities

      Our principal self-insurance programs include product liability and workers’ compensation where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. We estimate the liability for the majority of the self-insured claims with the assistance of an independent actuarial consultant using our claims experience for the periods being valued. Adjustments to the self-insured liabilities may be required to reflect emerging claims experience and other factors such as inflationary trends or outcome of liability claims. The liability for these self-insurance programs was $53.4 million at September 30, 2004 and $51.1 million at September 30, 2003.

      As described in Item 3. Legal Proceedings, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. See Item 3 on page 6 hereof, for further discussion.

Litigation, Claims and Contingencies

      We record liabilities for litigation, claims and contingencies when an obligation is probable and when we have a basis to reasonably estimate the value of an obligation. We also record liabilities for environmental matters based on estimates for known environmental remediation exposures utilizing information received from independent environmental consultants. The liabilities include accruals for sites we currently own and third-party sites where we were determined to be a potentially responsible party. At third-party sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites where we are the only responsible party, we record a liability for the total estimated costs of remediation. We do not discount future expenditures for environmental remediation obligations to their present value. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that remediation procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.

      The liability for environmental matters, net of related receivables, was $38.8 million at September 30, 2004 and $28.9 million at September 30, 2003. During 2004, we recorded adjustments totaling $16.9 million to increase the environmental reserves related to several legacy sites. These adjustments were in addition to an adjustment made during the fourth quarter of 2003 to increase the environmental reserve by $4.7 million due to higher estimated future costs for environmental remediation at our legacy sites.

      Our recorded liability for environmental matters almost entirely relates to businesses formerly owned by us (legacy businesses) but for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a material charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.

      In 2004, we recorded income of $7.6 million ($4.6 million after tax) as a result of a final judgment in a defense claim legal proceeding related to our former operation of the Rocky Flats facility of the Department of Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax) recognized in 2003 related to the Rocky Flats defense claim legal proceeding. In March 2004, we received $15.1 million related to this matter. This amount is displayed, net of the related tax, in the Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

      Additional information regarding litigation, claims and contingencies is contained in Note 17 in the Financial Statements. See also Item 3. Legal Proceedings, on page 6 hereof.

Income Taxes

      We record a liability for probable income tax assessments based on our estimate of the potential exposure. To the extent our estimates differ from actual payments or assessments, income tax expense is adjusted.

      Our income tax positions are based on diligent research of the applicable income tax laws, claimed with knowledge, and vigorously defended. We conduct business in many countries, which requires an interpretation of the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction in which we do business, differences and the interplay in tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. During 2004, we resolved certain tax matters, resulting in our recognizing $34.5 million of tax benefits. The majority of these matters related to non-U.S. jurisdictions. During 2002, we resolved certain matters from previous years resulting in a $48.2 million reduction of our income tax provision.

      While our tax positions are claimed with knowledge, taxing authorities are increasingly asserting interpretations of laws and facts in an effort to increase their tax revenue especially in instances where transactions involve two or more countries. Such cross border transactions between our affiliates involving the transfer price for products, services, and/or intellectual property is one of the primary issues we face. Due to our presence in Canadian markets, Canadian transfer pricing matters are the most significant of all countries in which we do business. Transfer pricing matters as well as legal structures relating to current and previously-divested businesses represent nearly $57 million of our tax liabilities for income tax assessments.

      We have recorded a valuation allowance of $63.0 million at September 30, 2004 for the majority of our deferred tax assets related to net operating loss carryforwards, capital loss carryforwards and state tax credit carryforwards (Carryforwards). The valuation allowance is based on an evaluation of the uncertainty of the amounts of the Carryforwards that are expected to be realized. An increase to income would result if we determine we will be able to utilize more Carryforwards than currently expected.

      At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies. If the actual results are different from our estimates, adjustments to the effective tax rate may be required in the period such determination is made.

      Additional information regarding income taxes is contained in Note 16 in the Financial Statements.

Recently Adopted Accounting Standards

      See Note 1 in the Financial Statements regarding recently adopted accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. We manage exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments in the form of interest rate swap contracts and foreign currency forward exchange contracts.

Interest Rate Risk

      In addition to existing cash balances and cash provided by normal operating activities, we utilize a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.

      Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2004 and 2003, we had no commercial paper borrowings outstanding. During 2004, the weighted average commercial paper borrowings were $1.8 million compared to $26.5 million in 2003. There were no bank borrowings outstanding at September 30, 2004 and 2003. Our results of operations are affected by changes in market interest rates on commercial paper borrowings. If market interest rates would have averaged 10 percent higher than actual levels in either 2004 or 2003, the effect on our results of operations would not have been material.

      We had outstanding fixed rate long-term debt obligations with carrying values of $757.7 million at September 30, 2004 and $772.4 million at September 30, 2003. The fair value of this debt was $837.1 million at September 30, 2004 and $843.4 million at September 30, 2003. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

      In September 2002, we entered into an interest rate swap contract that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 4.27 percent at September 30, 2004. A hypothetical 10 percent change in market interest rates would not be material to the overall fair value of the swap or our results of operations.

Foreign Currency Risk

      We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the utilization of foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. In addition, we enter into contracts to hedge certain forecasted intercompany transactions. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. It is our policy not to enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars. A 10 percent adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

      We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately.

      At September 30, 2004 and 2003, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts to exchange the euro, pound sterling, Swiss franc, Australian dollar and Canadian dollar. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be material to our financial condition, results of operations or shareowners’ equity.

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,

	2004	2003

Assets
Current Assets
Cash and cash equivalents	$473.8	$226.4
Receivables	719.9	651.5
Inventories	574.3	536.1
Deferred income taxes	132.7	159.7
Other current assets	125.4	118.3

Total current assets	2,026.1	1,692.0

Property	804.5	917.1
Goodwill	811.1	798.2
Other intangible assets	323.8	339.8
Other assets	235.7	192.8

Total	$4,201.2	$3,939.9

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$0.2	$8.7
Accounts payable	362.2	315.2
Compensation and benefits	202.3	163.4
Income taxes payable	8.3	15.0
Other current liabilities	290.6	273.4

Total current liabilities	863.6	775.7

Long-term debt	757.7	764.0
Retirement benefits	505.6	656.7
Deferred income taxes	89.3	35.3
Other liabilities	124.0	121.4

Commitments and contingent liabilities (Note 17)

Shareowners’ Equity
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,050.6	1,007.5
Retained earnings	2,255.7	2,143.0
Accumulated other comprehensive loss	(226.8)	(343.8)
Unearned restricted stock compensation	(1.1)	—
Common stock in treasury, at cost (shares held: 2004, 32.6; 2003, 30.8)	(1,433.8)	(1,436.3)

Total shareowners’ equity	1,861.0	1,586.8

Total	$4,201.2	$3,939.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30,

	2004	2003	2002

Sales	$4,411.1	$3,992.3	$3,775.7
Cost of sales	(2,848.3)	(2,681.0)	(2,589.7)

Gross profit	1,562.8	1,311.3	1,186.0

Selling, general and administrative expenses	(1,058.6)	(967.7)	(907.4)
Other (expense) income	(24.4)	6.5	16.7
Interest expense	(41.7)	(52.5)	(66.1)

Income from continuing operations before income taxes and cumulative effect of accounting change	438.1	297.6	229.2
Income tax provision (Note 16)	(84.0)	(16.2)	(5.5)

Income from continuing operations before cumulative effect of accounting change	354.1	281.4	223.7
Income from discontinued operations (Note 13)	60.8	5.0	5.6
Cumulative effect of accounting change (Note 3)	—	—	(107.8)

Net income	$414.9	$286.4	$121.5

Basic earnings per share:
Continuing operations before accounting change	$1.91	$1.51	$1.21
Discontinued operations	0.33	0.03	0.03
Cumulative effect of accounting change	—	—	(0.58)

Net income	$2.24	$1.54	$0.66

Diluted earnings per share:
Continuing operations before accounting change	$1.85	$1.48	$1.19
Discontinued operations	0.32	0.03	0.03
Cumulative effect of accounting change	—	—	(0.58)

Net income	$2.17	$1.51	$0.64

Weighted average outstanding shares:
Basic	185.5	185.4	184.9

Diluted	191.1	190.1	188.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30,

	2004	2003	2002

Continuing Operations:
Operating Activities:
Income from continuing operations before accounting change	$354.1	$281.4	$223.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	159.7	168.5	178.4
Amortization of intangible assets	27.0	22.1	19.3
Income tax matters	(46.3)	(69.4)	(48.2)
Retirement benefit expense	92.2	70.7	53.0
Pension trust contributions	(157.3)	(65.9)	(35.8)
Deferred income taxes	63.6	26.4	(14.6)
Net loss on dispositions of property and business (Note 15)	24.3	12.2	2.7
Income tax benefit from the exercise of stock options	40.2	20.9	6.0
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(48.2)	(13.0)	66.4
Inventories	(28.5)	20.3	47.9
Accounts payable	37.1	6.9	(23.3)
Compensation and benefits	35.2	7.7	(29.1)
Income taxes	7.2	(32.8)	14.0
Other assets and liabilities	36.6	(36.1)	1.5

Cash Provided by Operating Activities	596.9	419.9	461.9

Investing Activities:
Capital expenditures	(98.0)	(107.6)	(99.6)
Acquisition of businesses, net of cash acquired	—	(25.7)	(71.0)
Proceeds from sales of business and property	32.4	6.6	3.6
Other investing activities	0.4	(4.7)	(4.0)

Cash Used for Investing Activities	(65.2)	(131.4)	(171.0)

Financing Activities:
Repayments of debt	(8.4)	(153.4)	—
Cash dividends	(122.5)	(122.4)	(122.1)
Purchases of treasury stock	(258.4)	(128.4)	—
Proceeds from the exercise of stock options	78.5	70.4	24.7
Other financing activities	(1.2)	(1.5)	—

Cash Used for Financing Activities	(312.0)	(335.3)	(97.4)

Effect of exchange rate changes on cash	1.8	(31.0)	(0.4)

Cash Provided by (Used for) Continuing Operations	221.5	(77.8)	193.1
Cash Provided by (Used for) Discontinued Operations	25.9	15.0	(25.3)

Increase (Decrease) in Cash	247.4	(62.8)	167.8
Cash and Cash Equivalents at Beginning of Year	226.4	289.2	121.4

Cash and Cash Equivalents at End of Year	$473.8	$226.4	$289.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

	Year Ended September 30,

	2004	2003	2002

Common Stock (no shares issued during years)	$216.4	$216.4	$216.4

Additional Paid-In Capital
Beginning balance	1,007.5	986.6	980.6
Shares delivered under incentive plans	40.2	20.9	6.0
Other	2.9	—	—

Ending balance	1,050.6	1,007.5	986.6

Retained Earnings
Beginning balance	2,143.0	2,165.3	2,242.4
Net income	414.9	286.4	121.5
Cash dividends ($0.66 per share)	(122.5)	(122.4)	(122.1)
Shares delivered under incentive plans	(179.7)	(186.3)	(85.3)
Spinoff of Rockwell Collins	—	—	8.8

Ending balance	2,255.7	2,143.0	2,165.3

Accumulated Other Comprehensive Loss
Beginning balance	(343.8)	(193.8)	(162.4)
Other comprehensive income (loss)	117.0	(150.0)	(31.4)

Ending balance	(226.8)	(343.8)	(193.8)

Unearned Restricted Stock Compensation
Beginning balance	—	(0.2)	(0.7)
Restricted stock compensation expense	0.6	0.5	1.0
Restricted stock grants	(1.7)	(0.3)	(0.5)

Ending balance	(1.1)	—	(0.2)

Treasury Stock
Beginning balance	(1,436.3)	(1,565.3)	(1,675.9)
Purchases	(258.4)	(128.4)	—
Shares delivered under incentive plans	260.9	257.4	110.6

Ending balance	(1,433.8)	(1,436.3)	(1,565.3)

Total Shareowners’ Equity	$1,861.0	$1,586.8	$1,609.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,

	2004	2003	2002

Net income	$414.9	$286.4	$121.5
Other comprehensive income (loss):
Minimum pension liability adjustments (net of tax expense (benefit) of $42.1, $(106.9) and $(14.7))	68.2	(169.9)	(28.5)
Currency translation adjustments (net of tax expense of $0, $25.0, and $3.8)	34.0	34.1	6.7
Net change in unrealized losses on cash flow hedges (net of tax expense (benefit) of $8.6, $(9.0) and $(5.0))	14.2	(14.9)	(8.2)
Net change in unrealized losses on investment securities	0.6	0.7	(1.4)

Other comprehensive income (loss)	117.0	(150.0)	(31.4)

Comprehensive income	$531.9	$136.4	$90.1

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies

      Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information products and services. The following is a description of the basis of presentation for our consolidated financial statements and a description of our significant accounting policies:

Basis of Presentation

      Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to our continuing operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

      In June 2001, we completed the spinoff of our Rockwell Collins avionics and communications business and certain other assets and liabilities into an independent, separately traded, publicly held company.

      In September 2004, we sold our FirstPoint Contact business. FirstPoint Contact is classified as a discontinued operation in the consolidated financial statements for all periods presented.

Consolidation

      The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries over which the Company has a controlling financial interest. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; impairment of long-lived assets; product warranty obligations; retirement benefits; self-insurance liabilities; litigation, claims and contingencies, including environmental matters; and income taxes.

Revenue Recognition

      Sales are generally recorded when all of the following have occurred: an agreement of sale exists; product has been delivered according to contract terms and acceptance as may be required by contract terms has occurred or services have been rendered; pricing is fixed or determinable; and collection is reasonably assured.

      We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer’s payment history.

      We record accruals for customer returns, rebates and incentives at the time of revenue recognition based upon historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. Rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales for products or services to be provided.

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

Receivables

      We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $25.2 million at September 30, 2004 and $26.7 million at September 30, 2003. In addition, receivables are stated net of an allowance for certain customer rebates and incentives of $7.8 million at September 30, 2004 and $5.4 million at September 30, 2003.

Inventories

      Inventories are stated at the lower of cost or market using first-in, first-out (FIFO) or average methods. Market is determined on the basis of estimated realizable values.

Property

      Property is stated at cost. Depreciation of property is calculated using the straight-line method over 15 to 40 years for buildings and improvements and 3 to 14 years for machinery and equipment. Significant renewals and enhancements are capitalized and replaced units are written off. Maintenance and repairs, as well as renewals of minor amounts, are charged to expense.

Intangible Assets

      Goodwill and other intangible assets generally result from business acquisitions. We account for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill.

      Since October 1, 2001 upon adoption of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill and other intangible assets with indefinite useful lives are no longer systematically amortized but instead are reviewed for impairment annually or more frequently if events or circumstances indicate an impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations.

      Distributor networks, computer software products, patents and other intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally ranging from 3 to 40 years.

Impairment of Long-Lived Assets

      We evaluate the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If an asset is determined to be impaired, the impairment to be recognized is measured as the amount by which the recorded amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the recorded amount or fair value less cost to sell. We determine fair value using discounted future cash flow analysis or other accepted valuation techniques.

      During 2004, we sold a facility in a sale-leaseback transaction with a third party resulting in a $20.6 million pre-tax loss. The net cash proceeds from the sale were $19.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

Investments

      Investments in affiliates over which we have the ability to exert significant influence but we do not control, including Rockwell Scientific Company LLC (RSC), are accounted for using the equity method of accounting. Accordingly, our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in the Consolidated Statement of Operations. Investments in affiliates over which we do not have the ability to exert significant influence are accounted for using the cost method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.

Derivative Financial Instruments

      We use derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. Foreign currency forward exchange contracts are used to offset changes in the amount of future cash flows associated with intercompany transactions generally forecasted to occur within one year (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Interest rate swap contracts are periodically used to manage the balance of fixed and floating rate debt. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

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

Research and Development Expenses

      Research and development (R&D) costs are expensed as incurred and were $121.7 million in 2004, $121.6 million in 2003 and $123.2 million in 2002. R&D expenses are included in cost of sales in the Consolidated Statement of Operations.

Income Taxes

      We record a liability for income tax exposures when they are probable and the amount can be reasonably estimated. The determination of probability and the estimate of the liability reflect the relevant tax law as applied to us taking into account the particular country, state, or other taxing authority.

Earnings Per Share

      We present basic and diluted per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The difference between basic and diluted EPS is solely attributable to stock options. We use the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

exceeds the average market price (out-of-the-money options) over the period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation. For the years ended September 30, 2004, 2003 and 2002, options for 0.1 million, 1.1 million and 3.6 million shares were excluded from the diluted EPS calculation because they were antidilutive.

Stock-Based Compensation

      We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of our common stock on the grant dates; therefore no compensation expense is generally recognized in connection with stock options granted to employees. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards in each year (in millions, except per share amounts):

	2004	2003	2002

Net income, as reported	$414.9	$286.4	$121.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3.3	0.3	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15.2)	(5.3)	(6.4)

Pro forma net income	$403.0	$281.4	$115.7

Earnings per share:
Basic — as reported	$2.24	$1.54	$0.66

Basic — pro forma	$2.17	$1.52	$0.63

Diluted — as reported	$2.17	$1.51	$0.64

Diluted — pro forma	$2.11	$1.48	$0.61

      Net income, as reported and pro forma net income in 2004 include $2.9 million (before and after tax) of compensation expense resulting from modifications made to certain stock options in connection with the sale of our FirstPoint Contact business.

      The per share weighted average fair value of options granted was $7.20 in 2004, $2.98 in 2003 and $2.99 in 2002.

      The fair value of each option was estimated on the date of grant or subsequent date of option adjustment using the Black-Scholes pricing model and the following assumptions:

	2004	2003	2002

Average risk-free interest rate	3.17%	2.59%	4.01%
Expected dividend yield	2.34%	4.22%	3.76%
Expected volatility	0.31	0.30	0.30
Expected life (years)	5	5	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

Self-Insurance Liabilities

      We record accruals for self-insured claims in the period in which they are probable and reasonably estimable. Our principal self-insurance programs include product liability and workers’ compensation where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. We estimate the liability for the majority of the self-insured claims with the assistance of an independent actuarial consultant using our claims experience for the periods being valued.

Environmental Matters

      We record accruals for environmental matters in the period in which our responsibility is probable and the cost can be reasonably estimated. Changes to the accruals are made in the periods in which the estimated costs of remediation change. At environmental sites for which more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites for which we are the only responsible party, we record a liability for the total estimated costs of remediation. Future expenditures for environmental remediation obligations are not discounted to their present value. If recovery from insurers or other third parties is determined to be probable, we record a receivable for the estimated recovery.

Recently Adopted Accounting Standards

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which supercedes FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for interim or annual periods beginning after June 15, 2004. We adopted FSP FAS 106-2 during our fourth quarter of 2004. The impact was to decrease our other postretirement obligations by $16.9 million. As a result, the fiscal 2005 expense is expected to decrease by $2.0 million.

2.	Acquisitions of Businesses

2003 Acquisitions

      In March 2003, our Control Systems segment acquired certain assets and assumed certain liabilities of Weidmüller Holding AG’s (Weidmüller) North American business. In connection therewith, we entered into a master brand label agreement, a technology/design exchange and joint product development efforts with Weidmüller. In February 2003, our Control Systems segment acquired substantially all of the assets and assumed certain liabilities of Interwave Technology, Inc., a consulting integrator focusing on manufacturing solutions. The aggregate cash purchase price of these businesses was $25.7 million. Amounts recorded for liabilities assumed were approximately $1.0 million.

2002 Acquisitions

      In September 2002, our Control Systems segment acquired the engineering services and system integration assets of SPEL, spol. s.r.o. In May 2002, our Control Systems segment acquired the assets and assumed certain liabilities of the controller division of Samsung Electronics Company Limited’s Mechatronics

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions of Businesses — (Continued)

business. In March 2002, our Control Systems segment acquired all of the stock of Propack Data GmbH (Propack), a provider of manufacturing information systems for the pharmaceutical and other regulated industries. In January 2002, our Control Systems segment acquired all of the stock of Tesch GmbH, an electronic products and safety relay manufacturer. The aggregate cash purchase price of the businesses we acquired in 2002, of which the majority related to the acquisition of Propack, was $71.0 million. Amounts recorded for liabilities assumed were approximately $6.0 million.

      Assets acquired and liabilities assumed of the businesses acquired in 2003 and 2002 have been recorded at estimated fair values. The excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets was recorded as goodwill. See Note 3 for goodwill and intangible assets acquired in connection with these acquisitions.

      These acquisitions were accounted for as purchases and, accordingly, the results of operations of these businesses have been included in the Consolidated Statement of Operations since their respective dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the combined effect of these acquisitions was not material to our results of operations or financial position.

3.	Goodwill and Other Intangible Assets

      In connection with the adoption of SFAS 142 in 2002, we determined that the Allen-Bradley, Reliance and Dodge trademarks have indefinite useful lives. Accordingly, we performed a transitional intangible asset impairment test that resulted in an impairment charge of $56.1 million ($35.2 million after tax, or $0.19 per diluted share) related to the Reliance trademark used primarily by Power Systems. The impairment charge represents the excess of the carrying amount of the trademark over its estimated fair value that we determined, with the assistance of independent valuation experts, utilizing the relief from royalty valuation method. This method estimates the benefit to us resulting from owning rather than licensing the trademark.

      Also in connection with the adoption of SFAS 142, we completed a transitional goodwill impairment test during 2002. As a result, an impairment charge of $72.6 million (before and after tax, or $0.39 per diluted share) was recorded related to goodwill at a Power Systems reporting unit. The fair value of the reporting unit was estimated using a combination of valuation techniques, including the present value of expected future cash flows and historical valuations of comparable businesses.

      The previous method for determining impairment prescribed by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, utilized an undiscounted cash flow approach for the initial impairment assessment, while SFAS 142 utilizes a fair value approach. The trademark impairment charge and the goodwill impairment charge discussed above are the result of the change in the accounting method for determining the impairment of goodwill and certain intangible assets. These charges have been recorded as the cumulative effect of accounting change in the amount of $128.7 million ($107.8 million after tax, or $0.58 per diluted share) as of October 1, 2001 in the accompanying Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

      The changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2004 are as follows (in millions):

	Control	Power
	Systems	Systems	Total

Balance as of September 30, 2002	$630.6	$147.6	$778.2
Goodwill acquired (Note 2)	11.2	—	11.2
Translation and other	11.3	(2.5)	8.8

Balance as of September 30, 2003	653.1	145.1	798.2

Translation and other	12.9	—	12.9

Balance as of September 30, 2004	$666.0	$145.1	$811.1

      We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2004 and concluded that no impairments existed.

      Other intangible assets consisted of the following (in millions):

	September 30, 2004

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$117.7	$84.6	$33.1
Computer software products	113.4	57.6	55.8
Patents	39.3	35.4	3.9
Other	93.2	73.0	20.2

Total amortized intangible assets	363.6	250.6	113.0
Intangible assets not subject to amortization	210.8	—	210.8

Total	$574.4	$250.6	$323.8

	September 30, 2003

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$117.7	$79.4	$38.3
Computer software products	102.6	40.1	62.5
Patents	39.3	34.2	5.1
Other	93.0	69.9	23.1

Total amortized intangible assets	352.6	223.6	129.0
Intangible assets not subject to amortization	210.8	—	210.8

Total	$563.4	$223.6	$339.8

      Computer software products amortization expense was $16.0 million in 2004, $13.8 million in 2003 and $11.3 million in 2002.

      The Allen-Bradley, Reliance and Dodge trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

      Estimated amortization expense is $23.2 million in 2005, $20.0 million in 2006, $19.9 million in 2007, $19.3 million in 2008 and $15.6 million in 2009.

4.	Inventories

      Inventories are summarized as follows (in millions):

	September 30,

	2004	2003

Finished goods	$218.7	$200.8
Work in process	135.4	138.1
Raw materials, parts, and supplies	220.2	197.2

Inventories	$574.3	$536.1

      Inventories are reported net of the allowance for excess and obsolete inventory of $46.2 million at September 30, 2004 and $53.4 million at September 30, 2003.

5.	Property

      Property is summarized as follows (in millions):

	September 30,

	2004	2003

Land	$32.4	$35.8
Buildings and improvements	458.0	504.9
Machinery and equipment	1,606.0	1,570.0
Construction in progress	43.3	47.6

Total	2,139.7	2,158.3
Less accumulated depreciation	1,335.2	1,241.2

Property	$804.5	$917.1

6.	Debt

      Short-term debt consists of the following (in millions):

	September 30,

	2004	2003

Current portion of long-term debt	$—	$8.4
Other borrowings	0.2	0.3

Short-term debt	$0.2	$8.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt — (Continued)

      Long-term debt consists of the following (in millions):

	September 30,

	2004	2003

6.15% notes, payable in 2008	$353.7	$360.4
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Other borrowings	—	8.4
Unamortized discount	(46.0)	(46.4)

Total	757.7	772.4
Less current portion	—	8.4

Long-term debt	$757.7	$764.0

      In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 4.27 percent at September 30, 2004 and 3.52 percent at September 30, 2003. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was $3.7 million at September 30, 2004 and $10.4 million at September 30, 2003. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other assets on the Consolidated Balance Sheet at September 30, 2004 and 2003. The carrying value of the underlying debt was increased to $353.7 million at September 30, 2004 and $360.4 million at September 30, 2003 in accordance with SFAS 133.

      At September 30, 2004, we had $675.0 million of unsecured committed credit facilities, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. These facilities were available for general corporate purposes, including support for our commercial paper borrowings. On October 26, 2004, we entered into a new five-year $600.0 million unsecured revolving credit facility. It replaced both the facility expiring on that date and the facility expiring in October 2005 (which we cancelled on that date). Borrowings under our new credit facility bear interest based on short-term money market rates in effect during the period such borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt to capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities available to foreign subsidiaries amounted to $130.4 million at September 30, 2004. There were no significant commitment fees or compensating balance requirements under any of our credit facilities.

      Interest payments were $40.9 million during 2004, $54.7 million during 2003 and $63.1 million during 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Current Liabilities

      Other current liabilities are summarized as follows (in millions):

	September 30,

	2004	2003

Advance payments from customers and deferred revenue	$63.5	$56.7
Customer rebates and incentives	71.3	65.4
Unrealized losses on foreign exchange contracts (Note 9)	12.0	46.6
Product warranty obligations (Note 8)	28.9	29.3
Taxes other than income taxes	34.8	24.2
Other	80.1	51.2

Other current liabilities	$290.6	$273.4

8.	Product Warranty Obligations

      We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The term of the warranty is generally twelve months. We also record a liability for specific warranty matters when they become known and are reasonably estimable.

      Changes in the product warranty obligations are as follows (in millions):

	September 30,

	2004	2003

Balance at beginning of period	$29.3	$30.5
Warranties recorded at time of sale	30.8	28.3
Adjustments to pre-existing warranties	(1.1)	(0.8)
Payments	(30.1)	(28.7)

Balance at end of period	$28.9	$29.3

9.	Financial Instruments

      Our financial instruments include short-term debt, long-term debt, foreign currency forward exchange contracts and an interest rate swap. The following is a summary of the carrying value and fair value of our financial instruments (in millions):

	September 30, 2004		September 30, 2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Short-term debt	$(0.2)	$(0.2)	$(0.3)	$(0.3)
Long-term debt	(757.7)	(837.1)	(772.4)	(843.4)
Foreign currency forward exchange contracts	(7.8)	(7.8)	(41.9)	(41.9)
Interest rate swap	3.7	3.7	10.4	10.4

      Short-term debt in the table above excludes the current portion of long-term debt. The fair value of short-term debt approximates the carrying value due to its short-term nature. The fair value of long-term debt was based upon quoted market prices for the same or similar issues. The fair value of foreign currency forward exchange contracts was based on quoted market prices for contracts with similar maturities.

      Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2004 and 2003, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts for the euro, pound sterling,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Financial Instruments — (Continued)

Swiss franc, Australian dollar and Canadian dollar. The foreign currency forward exchange contracts are recorded in other current assets in the amounts of $4.2 million as of September 30, 2004 and $4.7 million as of September 30, 2003 and other current liabilities in the amounts of $12.0 million as of September 30, 2004 and $46.6 million as of September 30, 2003. We do not anticipate any material adverse effect on our results of operations or financial position relating to these foreign currency forward exchange contracts. We have designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not material.

10.	Shareowners’ Equity

Common Stock

      At September 30, 2004, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2004, 24.5 million shares of common stock were reserved for various incentive plans.

      Changes in outstanding common shares are summarized as follows (in millions):

	2004	2003	2002

Beginning balance	185.6	185.8	183.7
Treasury stock purchases	(7.5)	(5.6)	—
Shares delivered under incentive plans	5.7	5.4	2.1

Ending balance	183.8	185.6	185.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareowners’ Equity — (Continued)

Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss consisted of the following (in millions):

	September 30,

	2004	2003

Minimum pension liability adjustment (Note 12)	$(131.2)	$(199.4)
Accumulated currency translation adjustments	(91.3)	(125.3)
Net unrealized losses on cash flow hedges	(4.2)	(18.4)
Unrealized losses on investment securities	(0.1)	(0.7)

Accumulated other comprehensive loss	$(226.8)	$(343.8)

      In 2003, we adjusted our accumulated currency translation adjustments and deferred income taxes by approximately $25.0 million resulting from our decision to permanently reinvest the earnings of certain foreign subsidiaries.

      Unrealized losses on cash flow hedges of $36.6 million ($22.1 million after tax) in 2004 and $24.2 million ($15.0 million after tax) in 2003 were reclassified into earnings and offset gains on the hedged items. Unrealized gains of $6.7 million ($4.2 million after tax) were reclassified into earnings in 2002 and offset losses on the hedged items.

      Approximately $6.7 million ($4.0 million after tax) of the net unrealized losses on cash flow hedges as of September 30, 2004 will be reclassified into earnings during 2005. We expect that these unrealized losses will be offset when the hedged items are recognized in earnings.

11.     Stock Options

      Options to purchase our common stock have been granted under various incentive plans and by board action to directors, officers and other key employees at prices equal to the fair market value of the stock on the dates the options were granted. The plans provide that the option price for certain options granted under the plans may be paid in cash, shares of common stock or a combination thereof.

      Under the 2000 Long-Term Incentives Plan, we are authorized to grant up to 24.0 million shares of our common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were approximately 10.4 million at September 30, 2004. None of the employee incentive plans presently permits options to be granted after November 30, 2009. Stock options generally expire ten years from the date they are granted and vest over three years (time-vesting options) with the exception of performance-vesting options. Performance-vesting options expire ten years from the date they are granted and vest at the earlier of (a) the date the market price of our common stock reaches a specified level for a pre-determined period of time or (b) a period of seven years from the date they are granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Stock Options —  (Continued)

      Information relative to stock options is as follows (shares in thousands):

	2004		2003		2002

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding at beginning of year	16,860	$14.88	19,775	$14.27	19,696	$14.15
Granted:
Time-vesting	3,168	28.24	2,883	15.69	2,720	13.48
Performance-vesting	—	—	—	—	—	—
Exercised	(5,676)	13.87	(5,416)	13.03	(2,123)	11.63
Canceled or expired	(270)	21.09	(382)	15.57	(518)	16.81

Outstanding at end of year	14,082	18.17	16,860	14.88	19,775	14.27

Exercisable at end of year	8,562	15.57	9,980	14.67	12,133	13.88

      The following table summarizes information about stock options outstanding at September 30, 2004 (shares in thousands; remaining life in years):

	Options Outstanding			Options Exercisable

		Weighted Average
					Wtd. Avg.
		Remaining	Exercise		Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$7.93 to $13.49	4,450	5.6	$12.24	3,680	$12.00
$13.50 to $17.49	3,988	6.0	15.62	2,303	15.71
$17.50 to $24.99	2,604	4.7	20.45	2,544	20.43
$25.00 to $27.99	2,721	8.9	27.75	35	27.75
$28.00 to $39.10	319	9.4	32.60	—	—

	14,082			8,562

      The closing price of our common stock on September 30, 2004 was $38.70.

12.     Retirement Benefits

      We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees upon retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations. Other postretirement benefits are primarily in the form of retirement medical plans and cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents upon retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

      The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits			Other Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Service cost	$62.2	$50.3	$44.6	$5.8	$5.8	$8.0
Interest cost	110.6	102.0	92.5	19.9	23.4	21.4
Expected return on plan assets	(119.8)	(115.6)	(117.1)	—	—	—
Amortization:
Prior service cost	1.8	1.4	5.1	(13.8)	(12.2)	(5.9)
Net transition asset	(1.8)	(2.4)	(2.8)	—	—	—
Net actuarial loss	15.8	5.9	2.6	11.5	12.1	4.6

Net periodic benefit cost	$68.8	$41.6	$24.9	$23.4	$29.1	$28.1

      Included in this net periodic benefit cost table and Income from Discontinued Operations in the Consolidated Statement of Operations is pre-tax pension benefit cost of $2.8 million, $1.8 million and $1.5 million and pre-tax other postretirement benefit cost of $1.1 million, $0.2 million and $1.0 million related to FirstPoint Contact for the years ended September 30, 2004, 2003 and 2002, respectively. We retained the pension liability related to the eligible FirstPoint Contact participants and the other postretirement benefit liability for eligible retirees through the date of sale, which will result in ongoing net periodic benefit cost for us. Also in 2004, we recognized a pension curtailment loss of $0.4 million and an other postretirement benefits curtailment gain of $2.3 million related to the sale of our FirstPoint Contact business that is reflected in Income from Discontinued Operations in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

      Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Benefit obligation at beginning of year	$1,919.2	$1,564.5	$345.2	$408.9
Service cost	62.2	50.3	5.8	5.8
Interest cost	110.6	102.0	19.9	23.4
Discount rate change	(73.8)	227.6	(8.6)	30.7
Actuarial losses (gains)	68.4	(11.1)	34.9	(13.0)
Plan amendments	0.8	2.3	—	(86.5)
Medicare subsidy effect	—	—	(16.9)	—
Divestiture	(9.5)	—	(0.3)	—
Plan participant contributions	4.9	3.7	6.1	6.1
Benefits paid	(75.1)	(64.9)	(36.9)	(34.2)
Currency translation and other	47.2	44.8	0.5	4.0

Benefit obligation at end of year	2,054.9	1,919.2	349.7	345.2

Plan assets at beginning of year	1,248.2	1,192.4	—	—
Actual return on plan assets	187.5	11.8	—	—
Company contributions	152.2	68.6	30.8	28.1
Plan participant contributions	4.9	3.7	6.1	6.1
Benefits paid	(75.1)	(64.9)	(36.9)	(34.2)
Currency translation and other	31.1	36.6	—	—

Plan assets at end of year	1,548.8	1,248.2	—	—

Funded status of plans	(506.1)	(670.7)	(349.7)	(345.2)
Unamortized amounts:
Prior service cost	11.2	12.5	(104.4)	(120.7)
Net transition liability (asset)	1.2	(3.4)	—	—
Net actuarial losses	481.0	574.0	232.6	234.8

Net amount on balance sheet	$(12.7)	$(87.6)	$(221.5)	$(231.1)

Net amount on balance sheet consists of:
Prepaid benefit cost	$68.8	$24.5	$—	$—
Total retirement benefit liability	(305.1)	(447.4)	(221.5)	(231.1)
Deferred tax asset	81.4	123.5	—	—
Intangible asset	11.0	12.4	—	—
Accumulated other comprehensive loss	131.2	199.4	—	—

Net amount on balance sheet	$(12.7)	$(87.6)	$(221.5)	$(231.1)

      During 2004, we recorded a decrease to our minimum pension liability of $111.7 million resulting primarily from the pension plan contributions. Considering the reduction of the deferred tax asset of $42.1 million resulting from the decrease of our minimum pension liability and the decrease in the intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

pension asset of $1.4 million, the net increase to shareowners’ equity (reflected as a reduction of accumulated other comprehensive loss) was $68.2 million.

      In 2004, we made voluntary contributions of $125.0 million to our U.S. qualified pension plan trust. In 2003, we made a voluntary contribution of $50.0 million to our U.S. qualified pension plan trust.

      The accumulated benefit obligation for our pension plans is $1,768.1 million as of the 2004 measurement date and $1,655.8 million as of the 2003 measurement date.

      We use an actuarial measurement date of June 30 to measure our benefit obligations for pension and other postretirement benefits.

Net Periodic Benefit Cost Assumptions

      Significant assumptions used in determining net periodic benefit cost as of September 30 are as follows (in weighted averages):

				Other Postretirement
	Pension Benefits			Benefits

	2004	2003	2002	2004	2003		2002

U.S. Plans
Discount rate	6.0%	7.0%	7.5%	6.0%	6.6	% (1)	7.5%
Expected return on plan assets	8.5%	8.5%	9.0%	—	—		—
Compensation increase rate	4.5%	4.5%	4.5%	—	—		—
Non-U.S. Plans
Discount rate	4.89%	5.12%	5.10%	6.25%	6.50%		6.50%
Expected return on plan assets	6.35%	6.75%	7.15%	—	—		—
Compensation increase rate	2.96%	3.38%	3.46%	—	—		—

Net Benefit Obligation Assumptions

      Significant assumptions used in determining the benefit obligations as of September 30 are summarized as follows (in weighted averages):

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

U.S. Plans
Discount rate	6.25%	6.0%	6.25%	6.0%
Compensation increase rate	4.5%	4.5%	—	—
Healthcare cost trend rate(2)	—	—	11.0%	11.0%
Non-U.S. Plans
Discount rate	5.03%	4.89%	6.25%	6.25%
Compensation increase rate	2.62%	2.96%	—	—
Healthcare cost trend rate(3)	—	—	9.50%	9.50%

(1)	As a result of the plan amendment adopted effective October 1, 2002, as more fully described below, and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, our postretirement healthcare liabilities were recalculated as of the date of the amendment using a 6.5 percent discount rate, the discount rate applicable at the date of the plan amendment. The related net periodic benefit cost in 2003 of $29.1 million consists of expense using a 7.0 percent discount rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

for the period July 1, 2002 through September 30, 2002 and expense using a 6.5 percent discount rate for the period October 1, 2002 through June 30, 2003.

(2)	The healthcare cost trend rate reflects the estimated increase in gross medical claims costs as required to be disclosed by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As a result of the plan amendment adopted effective October 1, 2002, as more fully described below, our effective per person retiree medical cost increase will be zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we are assuming gross healthcare cost trend rate will decrease to 5.5% in 2010.

(3)	Decreasing to 5.5% in 2010.

     Effective October 1, 2002, we amended our United States postretirement healthcare benefit program in order to mitigate the increasing cost of postretirement healthcare services. This change will be phased in as follows: effective January 1, 2004, per an amendment to this program implemented in 1992, we began contributing 50 percent of the amount in excess of the 2003 per capita amount. However, our calendar 2004 contribution is limited to a 7.5 percent increase from the 2003 per capita amount. Effective January 1, 2005, we will limit our future per capita maximum contribution to our calendar 2004 per capita contribution.

      As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), we have included a reduction in our accumulated projected benefit obligation of $16.9 million as of September 30, 2004 related to certain Other Postretirement Benefit plans. There was no adjustment to net periodic postretirement benefit cost in fiscal 2004. Net periodic postretirement benefit cost in fiscal 2005 is expected to decrease by $2.0 million as a result of the Act.

      In determining the expected long-term rate of return on assets assumption, we equally consider the historical performance and the future expected performance for returns for each asset category, as well as the target asset allocation of the pension portfolios. We consulted with and considered the opinions of financial and other professionals in developing appropriate return assumptions. This resulted in the selection of the weighted average long-term rate of return on assets assumption. Our weighted-average asset allocations at September 30, by asset category, are as follows:

			September 30,
	Allocation	Target
Asset Category	Range	Allocation	2004	2003

Equity Securities	50% - 80%	65%	65%	61%
Debt Securities	20% - 50%	33%	33%	37%
Other	0% - 20%	2%	2%	2%

      The investment objective for pension funds related to our defined benefit plans is to meet the plan’s benefit obligations, while maximizing the long-term growth of assets without undue risk. This is accomplished by investing plan assets within target allocation ranges and diversification within asset categories. Target allocation ranges are guidelines that are adjusted periodically based on ongoing monitoring by plan fiduciaries. Investment risk is controlled by rebalancing to target allocations on a periodic basis and ongoing monitoring of investment manager performance relative to the investment guidelines established for each manager.

      As of September 30, 2004 and 2003, our pension plans do not have investments in our common stock.

      In certain non-U.S. countries in which we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, benefit payments are typically paid directly from cash as they become due, rather than through the creation of a separate pension fund.

Estimated Future Payments

      We expect to contribute approximately $64.0 million related to our worldwide pension plans and $31.3 million to our postretirement benefit plans in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Retirement Benefits — (Continued)

      The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

		Other
		Postretirement
	Pension Benefits	Benefits

2005	$79.7	$31.3
2006	81.8	28.7
2007	83.4	27.3
2008	87.6	26.2
2009	92.3	25.5
2010-2014	568.0	124.6

Other Postretirement Benefits

      In light of the October 1, 2002 plan amendment discussed above, a one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease

	2004	2003	2004	2003

Increase (decrease) to total of service and interest cost components	$1.0	$1.0	$(0.9)	$(0.8)
Increase (decrease) to postretirement benefit obligation	12.6	10.6	(10.8)	(9.4)

Pension Benefits

      Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) as of the 2004 and 2003 measurement dates (June 30) are as follows (in millions):

	2004	2003

Projected benefit obligation	$1,730.2	$1,733.5
Accumulated benefit obligation	1,489.7	1,485.8
Fair value of plan assets	1,233.2	1,062.8

Defined Contribution Savings Plans

      We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $24.7 million in 2004 and $23.9 million in 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Discontinued Operations

      The following is a summary of the composition of income from discontinued operations included in the Consolidated Statement of Operations (in millions):

	2004	2003	2002

FirstPoint Contact net income from operations	$5.7	$0.6	$2.4
FirstPoint Contact gain on sale (net of tax expense of $1.4)	32.1	—	—
State tax refund (see Note 16)	18.4	—	—
Rocky Flats	4.6	4.4	—
Resolution of certain obligations	—	—	3.2

Income from discontinued operations	$60.8	$5.0	$5.6

FirstPoint Contact

      In 2004, we sold our FirstPoint Contact business for cash proceeds and a note convertible into a minority interest in the corporate parent of the buyer. The note has a term of ten years and is convertible at our option during the term but conversion is mandatory in the event of an initial public offering of the buyer’s corporate parent or in the event the buyer’s corporate parent is acquired. The value assigned to the convertible note on the date of the transaction was approximately $27.0 million. The results of operations of FirstPoint Contact for 2002 through 2004, as well as the gain on the sale, are reflected in Income from Discontinued Operations in the Consolidated Statement of Operations.

      Summarized results of FirstPoint Contact are as follows (in millions):

	2004	2003	2002

Sales	$105.5	$111.8	$133.4
Income before income taxes	9.4	1.1	3.9
Net income	5.7	0.6	2.4

Rocky Flats

      In 2004, we recorded a benefit of $7.6 million ($4.6 million after tax) as a result of a final judgment in a defense claim legal proceeding related to our former operation of the Rocky Flats facility of the Department of Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax) recognized in 2003 related to the Rocky Flats defense claim legal proceeding. In March 2004, we received $15.1 million related to this matter. This amount is included, net of the related tax, in the Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

Other

      The net benefit of $3.2 million (before and after tax) in discontinued operations in 2002 reflects the resolution of certain obligations related to two discontinued businesses. Related payments of approximately $35.7 million were made in 2002, which have been included in Cash Used for Discontinued Operations in the accompanying Consolidated Statement of Cash Flows.

14.	Related Party Transactions

      We own 50 percent of RSC. This ownership interest is accounted for using the equity method. Our investment in RSC of $57.5 million at September 30, 2004 and $53.9 million at September 30, 2003 is included in other assets in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Related Party Transactions — (Continued)

      We have an agreement with RSC pursuant to which RSC performs research and development services for us through 2004. We were obligated to pay RSC a minimum of $2.5 million for such services in 2005. We incurred $3.7 million in 2004, $3.0 million in 2003 and $3.1 million in 2002 for research and development services performed by RSC. At September 30, 2004, the amount due to RSC for research and development services was $0.7 million. At September 30, 2004, the amount due from RSC for cost sharing arrangements was not significant. At September 30, 2003, the amounts due to and from RSC were not significant.

      We share equally with Rockwell Collins, which owns 50 percent of RSC, in providing a $4.0 million line of credit to RSC which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2004 and 2003, there were no outstanding borrowings on the line of credit. During October 2004, the line of credit was increased to $6.0 million, with us and Rockwell Collins still sharing equally. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $5.5 million. The lease agreement has a term that ends in December 2011.

      We own 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. We paid CoLinx $17.1 million in 2004, $15.2 million in 2003 and $15.1 million in 2002, primarily for logistics services. In addition, CoLinx paid us approximately $2.2 million in 2004, $2.4 million in 2003 and $2.7 million in 2002 for the use of facilities we own and other services. The amounts due to and from CoLinx at September 30, 2004 and 2003 were not significant.

15.	Other Income (Expense)

      The components of other income (expense) are as follows (in millions):

	2004	2003	2002

Net loss on dispositions of property and businesses	$(24.3)	$(12.2)	$(2.7)
Intellectual property settlements	0.3	1.4	9.4
Interest income	5.6	5.8	5.4
Royalty income	2.6	1.9	3.7
Other	(8.6)	9.6	0.9

Other (expense) income	$(24.4)	$6.5	$16.7

      During 2004, we sold a facility in a sale-leaseback transaction with a third party resulting in a $20.6 million pre-tax loss. The net cash proceeds from the sale were $19.0 million.

      During 2003, we sold a majority of our ownership interest in Reliance Electric Limited Japan (REJ) resulting in a loss of $8.4 million ($2.5 million after tax, or $0.01 per diluted share). The loss includes a $9.3 million non-cash charge related to the impairment of the Reliance trademark. The cash proceeds from the transaction totaled $10.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes

      The components of the income tax provision are as follows (in millions):

	2004	2003	2002

Current:
United States	$32.3	$(35.4)	$(16.5)
Non-United States	(5.8)	28.7	29.3
State and local	(6.1)	(3.5)	7.3

Total current	20.4	(10.2)	20.1
Deferred:
United States	53.4	23.3	(11.2)
Non-United States	6.0	(0.3)	(1.0)
State and local	4.2	3.4	(2.4)

Total deferred	63.6	26.4	(14.6)

Income tax provision	$84.0	$16.2	$5.5

      During 2004, we recognized tax benefits of $46.3 million in income from continuing operations and $18.4 million in income from discontinued operations related to the following items:

•	$34.5 million resulting from the resolution of certain tax matters, in part related to former businesses. A majority of the benefits recognized related to non-U.S. tax matters in addition to an agreement with a taxing authority related to the treatment of an investment. Of this amount, $11.5 million is reflected as a reduction of the United States income tax provision; $21.3 million is reflected as a reduction of the non-United States income tax provision; and $1.7 million is reflected as reduction of the state and local income tax provision;

•	$4.3 million related to additional state tax benefits associated with the U.S. research and experimentation credit refund claim in 2003 (see discussion below); and

•	$25.9 million related to a refund from the State of California for the period 1989 to 1991. Of this amount, $7.5 million is included as a reduction in the income tax provision and $18.4 million is included in Income from Discontinued Operations.

      During 2003, we recognized in earnings a tax benefit of $69.4 million related to a federal research and experimentation credit refund claim (Claim) for the years 1997 through 2001. Of this amount, $66.4 million is reflected as a reduction of the United States income tax provision and $3.0 million is reflected as a reduction of the state and local income tax provision. A portion of the proceeds from the Claim were received in 2004. Upon the conclusion of the current federal audit cycle, which is expected in 2005, the remaining proceeds from the Claim are expected to be netted against the liability arising from the audit. The future annual income tax benefit related to research and experimentation expenditures is not expected to be significant.

      During 2002, we resolved certain tax matters for the period of 1995-1999. The resolution resulted in a $48.2 million reduction of our United States income tax provision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

      Net current deferred income tax assets at September 30, 2004 and 2003 consist of the tax effects of temporary differences related to the following (in millions):

	2004	2003

Compensation and benefits	$20.5	$41.0
Product warranty costs	11.3	11.5
Inventory	26.4	27.0
Allowance for doubtful accounts	11.1	12.6
Net operating loss carryforwards	3.5	0.2
State tax credit carryforwards	1.1	0.4
Other — net	58.8	67.0

Current deferred income tax assets	$132.7	$159.7

      Net long-term deferred income tax liabilities at September 30, 2004 and 2003 consist of the tax effects of temporary differences related to the following (in millions):

	2004	2003

Retirement benefits	$135.0	$227.6
Property	(125.2)	(138.5)
Intangible assets	(49.2)	(43.6)
Net operating loss carryforwards	19.4	21.9
Capital loss carryforwards	58.4	30.8
State tax credit carryforwards	9.1	4.4
Other — net	(73.8)	(91.1)

Subtotal	(26.3)	11.5
Valuation allowance	(63.0)	(46.8)

Long-term deferred income tax liabilities	$(89.3)	$(35.3)

      Total deferred tax assets were $354.6 million at September 30, 2004 and $507.0 million at September 30, 2003. Total deferred tax liabilities were $248.2 million at September 30, 2004 and $335.8 million at September 30, 2003.

      We believe it is more likely than not that current and long-term deferred tax assets will be realized through the reduction of future taxable income, other than as reflected below for tax attributes to be carried forward. Significant factors we considered in our determination of the probability of the realization of the deferred tax assets include: (a) our historical operating results ($356.7 million of United States taxable income over the past three years), (b) expectations of future earnings, and (c) the extended period of time over which the retiree medical liability will be paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

      Net operating loss, capital loss and tax credit carryforwards, and related carryforward periods at September 30, 2004 are summarized as follows (in millions):

	Tax
	Benefit	Carryforward
Tax Attribute to be Carried Forward	Amount	Period Ends

Non-United States net operating loss	$0.6	2007-2009
Non-United States net operating loss	12.0	Indefinite
Non-United States capital loss	30.1	Indefinite
United States net operating loss	1.4	2019-2024
United States capital loss	28.3	2007-2009
State and local net operating loss	8.9	2005-2024
State tax credit	10.2	2005-2019

Total	$91.5

      A valuation allowance of $63.0 million was established at September 30, 2004 for certain of the above carryforwards for which future utilization is uncertain. The United States capital loss carryforward was increased in 2004 by $19.1 million as a result of the sale of our FirstPoint Contact business. The valuation allowance was increased by a like amount due to the uncertainty of realizing a future tax benefit from that capital loss.

      In 2004, we reduced the prior year’s state valuation allowance by $11.3 million as a result of it being more likely than not that the same amount of state carryforward attributes will be utilized in light of our expectation that a trend of taxable income is likely to be sustained in subsequent years allowing for the utilization of these state carryforwards. In addition, we reduced the prior year’s valuation allowance by $2.3 million as a result of our ability to utilize certain non-United States carryforwards.

      In 2003, we recognized a tax benefit of $2.6 million as a result of our ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided. The ability to utilize that capital loss carryforward resulted from the sale of a majority of our ownership interest in REJ in 2003.

      The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.8	1.3	1.4
Non-United States taxes	(3.0)	0.6	7.2
Foreign tax credit utilization	(0.2)	(0.8)	(11.3)
Employee stock ownership plan benefit	(0.9)	(1.4)	(1.9)
Tax refund claims	(3.7)	(2.4)	(6.0)
Utilization of foreign loss carryforwards	(0.3)	(1.0)	(1.8)
Utilization of capital loss carryforwards	0.8	(1.7)	—
Tax benefits on export sales	(2.1)	(0.8)	(3.3)
Research and experimentation refund claim	(2.3)	(23.3)	—
Resolution of prior period tax matters	(8.3)	0.6	(16.2)
Other	1.4	(0.7)	(0.7)

Effective income tax rate	19.2%	5.4%	2.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

      The income tax provisions were calculated based upon the following components of income from continuing operations before income taxes and cumulative effect of accounting change (in millions):

	2004	2003	2002

United States income	$319.8	$205.6	$180.8
Non-United States income	118.3	92.0	48.4

Total	$438.1	$297.6	$229.2

      No provision has been made for United States, state, or additional non-United States income taxes related to $340.0 million of undistributed earnings of foreign subsidiaries which have been or are intended to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, that would be payable if such earnings were not permanently reinvested.

      Income taxes paid were $30.0 million during 2004, $84.5 million during 2003 and $36.9 million during 2002.

17.	Commitments and Contingent Liabilities

Environmental Matters

      Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims has been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.

      We have been designated as a potentially responsible party at 15 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2004 to be $12.8 million, of which $5.0 million has been accrued.

      Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2004, we have estimated the total reasonably possible costs we could incur from these matters to be $67.1 million. We have recorded net environmental accruals for these matters of $32.6 million. In addition to the above matters, we assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance. We are indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 2004, we have recorded a liability of $23.0 million and a receivable of $21.8 million for these Reliance matters. We estimate the total reasonably possible costs for these matters to be $36.6 million for which we are substantially indemnified by Exxon.

      Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material adverse effect on our liquidity and capital resources, competitive position or financial condition. We cannot assess the possible effect of compliance with future requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingent Liabilities — (Continued)

Purchase Commitments

      In connection with the sale of a Power Systems business in 2000, we entered into a supply agreement with the buyer of the business. The agreement requires us to purchase at least $21.0 million per year through December 31, 2005 at prices that we believe are higher than those available from other vendors. In the event that purchases are less than $21.0 million in a given year, we may incur penalties which are 25 percent of the amount by which the actual purchases were less than the contractual minimum for the period. Penalties we paid under the terms of the supply agreement were $1.3 million in 2004 and $1.8 million in 2003. The liability recorded in connection with the supply agreement was $1.3 million at September 30, 2004 and $3.5 million at September 30, 2003.

      See Note 14 for a discussion of our commitments to related parties.

Lease Commitments

      Rental expense was $85.2 million in 2004; $80.7 million in 2003; and $82.2 million in 2002. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $210.9 million as of September 30, 2004 and are payable as follows (in millions):

2005	$51.0
2006	41.8
2007	33.6
2008	26.9
2009	19.1
Beyond 2009	38.5

Total	$210.9

      Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $17.3 million as of September 30, 2004 and are receivable through 2009 at approximately $3.5 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property during or at the end of the lease term.

Other Matters

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, safety and health, employment and contract matters.

      Like thousands of other companies, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. The uncertainties of asbestos claim litigations and the uncertainties related to collection of insurance coverage make it difficult to accurately predict the ultimate resolution of asbestos claims. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

      In connection with the divestiture of our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing), we agreed to indemnify Boeing for certain matters related to operations of the A&D Business for periods prior to the divestiture. In connection with the spinoffs of our former automotive component systems business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingent Liabilities — (Continued)

liabilities related to the respective businesses, including environmental and intellectual property matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the disposition of matters which are pending or asserted will not have a material adverse effect on our business or financial condition.

      We have, from time to time, divested certain of our businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against us related to the period that we owned the businesses. In addition, we have guaranteed performance and payment under certain contracts of divested businesses, including a $60.0 million lease obligation of our former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, we received $250,000 per quarter from Conexant through December 31, 2003 and will receive $500,000 per quarter from Conexant through December 31, 2004 unless we are released from the guarantee prior thereto. We expect to be released from the guarantee in 2005.

      In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning: the development and manufacture of our products; the divestiture of businesses; and the licensing of intellectual property. Due to the number of agreements containing such provisions, we are unable to estimate the maximum potential future payments. However, we believe that future payments, if any, would not be material to our business or financial condition.

18.	Business Segment Information

      Rockwell Automation is a provider of industrial automation power, control and information products and services. We are organized based upon products and services and have two operating segments: Control Systems and Power Systems.

Control Systems

      The Control Systems operating segment is a supplier of industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes and is divided into three business groups: the Components and Packaged Applications Group (CPAG), the Automation Control and Information Group (ACIG) and Global Manufacturing Solutions (GMS).

      CPAG supplies industrial components, power control and motor management products, and packaged and engineered products and systems. It supplies motor starters, contactors, push buttons, signaling devices, termination and protection devices, relays and timers, condition sensors, adjustable speed drives, motor control centers and drive systems. CPAG’s sales account for approximately 40 percent of Control Systems’ sales.

      ACIG’s core products are used to control and monitor industrial plants and processes and typically consist of a processor and input/output (I/O) devices. Our integrated architecture and Logix controllers perform multiple types of controls applications, including discrete, batch, continuous process, drive system, motion and machine safety across various factory floor operations. ACIG’s products include controllers, control platforms, I/O devices, high performance rotary and linear motion control systems, electronic operator interface devices, sensors, plant floor industrial computers and machine safety components. ACIG’s sales account for approximately 40 percent of Control Systems’ sales.

      GMS provides multi-vendor automation and information systems and solutions which help customers improve their manufacturing operations. Solutions include multi-vendor customer support, training, software, automation systems integration, asset management, and manufacturing information solutions for discrete and targeted batch process industries. GMS’s sales account for approximately 20 percent of Control Systems’ sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information — (Continued)

Power Systems

      The Power Systems operating segment is divided into two businesses: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).

      Mechanical’s products include mounted bearings, gear reducers, mechanical drives, conveyor pulleys, couplings, bushings, clutches and motor brakes. Electrical’s products include industrial and engineered motors, adjustable speed drives, product repair, motor and mechanical maintenance solutions, training and consulting services to OEM’s, end-users and distributors.

      The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2004	2003	2002

Sales:
Control Systems	$3,692.6	$3,313.9	$3,084.0
Power Systems	770.0	724.1	736.1
Intersegment sales	(51.5)	(45.7)	(44.4)

Total	$4,411.1	$3,992.3	$3,775.7

Segment operating earnings:
Control Systems	$527.9	$397.6	$323.9
Power Systems	67.5	54.6	53.4

Total	595.4	452.2	377.3
Purchase accounting depreciation and amortization	(27.3)	(26.9)	(24.6)
General corporate — net	(88.3)	(66.8)	(57.4)
Loss on disposition of a business (Note 15)	—	(8.4)	—
Interest expense	(41.7)	(52.5)	(66.1)

Income from continuing operations before income taxes and accounting change	$438.1	$297.6	$229.2

      Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates that are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales are either at a market price or cost plus a mark-up, which does not necessarily represent a market price. The accounting policies used in preparing the segment information are consistent with those described in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information — (Continued)

      The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2004	2003	2002

Identifiable assets:
Control Systems	$2,442.1	$2,424.0	$2,404.1
Power Systems	850.2	854.7	885.1
Corporate	908.9	661.2	666.6

Total	$4,201.2	$3,939.9	$3,955.8

Depreciation and amortization:
Control Systems	$121.4	$122.1	$125.6
Power Systems	35.2	38.2	43.1
Corporate	2.8	3.4	4.4

Total	159.4	163.7	173.1
Purchase accounting depreciation and amortization	27.3	26.9	24.6

Total	$186.7	$190.6	$197.7

Capital expenditures for property:
Control Systems	$70.7	$78.1	$77.4
Power Systems	26.9	28.7	21.4
Corporate	0.4	0.8	0.8

Total	$98.0	$107.6	$99.6

      Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, property and the 50 percent ownership interest in RSC.

      We conduct a significant portion of our business activities outside the United States. The following tables reflect geographic sales and property by geographic region (in millions):

	Sales			Property

	2004	2003	2002	2004	2003	2002

United States	$2,727.0	$2,530.2	$2,527.6	$683.2	$793.2	$851.2
Canada	339.8	303.8	264.7	21.5	21.5	18.6
Europe, Middle East, Africa	779.6	685.4	564.6	70.0	76.8	74.3
Asia-Pacific	400.4	330.7	273.1	18.6	16.8	24.9
Latin America	164.3	142.2	145.7	11.2	8.8	8.5

Total	$4,411.1	$3,992.3	$3,775.7	$804.5	$917.1	$977.5

      Sales are attributed to the geographic regions based on the country of origin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Information (Unaudited)

	2004 Quarters(a)

	First(b)(c)	Second	Third(d)	Fourth(e)(f)(g)	2004

	(in millions, except per share amounts)
Sales	$990.3	$1,079.6	$1,135.0	$1,206.2	$4,411.1
Gross profit	329.9	383.8	411.9	437.2	1,562.8
Income from continuing operations before income taxes	75.4	106.2	129.8	126.7	438.1
Income from continuing operations	57.1	74.9	125.5	96.6	354.1
Income from discontinued operations	5.1	3.4	0.9	51.4	60.8
Net income	62.2	78.3	126.4	148.0	414.9
Basic earnings per share:
Continuing operations	0.30	0.40	0.68	0.52	1.91
Discontinued operations	0.03	0.02	—	0.28	0.33
Net income	0.33	0.42	0.68	0.80	2.24
Diluted earnings per share:
Continuing operations	0.29	0.39	0.66	0.51	1.85
Discontinued operations	0.03	0.02	—	0.27	0.32
Net income	0.32	0.41	0.66	0.78	2.17

(a) The amounts for the first, second and third quarters have been adjusted from the amounts reflected in the quarterly reports on Form 10-Q as filed for the respective periods to reflect our former FirstPoint Contact business as a discontinued operation. See Note 13 for additional information regarding the sale of FirstPoint Contact.

Net income for 2004 includes:

(b) a net tax benefit of $4.3 million ($0.02 per diluted share) related to additional state tax benefits associated with a previously reported U.S. federal research and experimentation credit refund claim;

(c) income of $7.6 million ($4.6 million after tax, or $0.02 per diluted share), reflected in discontinued operations, from a final judgment in a legal proceeding related to our former operation of the Rocky Flats facility of the Department of Energy;

(d) a tax benefit of $34.5 million ($0.18 per diluted share) related to the resolution of certain tax matters;

(e) a tax benefit of $25.9 million ($0.14 per diluted share) related to tax refunds from the State of California, of which $7.5 million is included in continuing operations as a reduction of income tax expense, and $18.4 million is included in income from discontinued operations;

(f) a gain on sale of $33.5 million ($32.1 million after tax, or $0.17 per diluted share) resulting from the sale of FirstPoint Contact, reflected in Income from Discontinued Operations;

(g) charges of $26.3 million ($16.3 million after tax, or $0.09 per diluted share) associated with an ongoing facilities rationalization program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Information (Unaudited) — (Continued)

	2003 Quarters(a)

	First	Second	Third(b)	Fourth(c)(d)	2003

	(in millions, except per share amounts)
Sales	$957.9	$1,005.0	$1,004.5	$1,024.9	$3,992.3
Gross profit	310.1	328.4	333.3	339.5	1,311.3
Income from continuing operations before income taxes	60.0	65.1	83.4	89.1	297.6
Income from continuing operations	41.9	49.0	127.9	62.6	281.4
Income from discontinued operations	(0.2)	—	0.2	5.0	5.0
Net income	41.7	49.0	128.1	67.6	286.4
Basic earnings per share:
Continuing operations	0.22	0.26	0.69	0.34	1.51
Discontinued operations	—	—	—	0.02	0.03
Net income	0.22	0.26	0.69	0.36	1.54
Diluted earnings per share:
Continuing operations	0.22	0.26	0.67	0.33	1.48
Discontinued operations	—	—	—	0.02	0.03
Net income	0.22	0.26	0.67	0.35	1.51

(a) The amounts have been adjusted from the amounts reflected in the quarterly reports on Form 10-Q as filed for the respective periods to reflect our former FirstPoint Contact business as a discontinued operation. See Note 13 for additional information regarding the sale of FirstPoint Contact.

Net income for 2003 includes:

(b) a tax benefit of $69.4 million, or $0.37 per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim;

(c) income of $7.3 million ($4.4 million after tax, or $0.02 per diluted share), reflected in discontinued operations, from a favorable determination in a legal proceeding related to our former operation of the Rocky Flats facility of the Department of Energy;

(d) a charge of $4.7 million ($2.8 million after tax, or $0.02 per diluted share), due to higher estimated future costs for environmental remediation at a legacy site.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.:
Milwaukee, Wisconsin

      We have audited the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareowners equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note 3 to the Consolidated Financial Statements, on October 1, 2001, the Company adopted Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets.”

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 15, 2004

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2004, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the year ended September 30, 2004 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

      In fiscal 2003, as a complement to our existing overall program of internal control, we initiated a company-wide review of our internal control over financial reporting as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a result of the review, we made numerous improvements to the design and effectiveness of our internal controls through the year ended September 30, 2004, especially our internal controls related to our information technology systems. Some of these changes could be deemed to have materially improved our internal control over financial reporting. We anticipate that improvements will continue to be made.

PART III

Item 10.	Directors and Executive Officers of the Company.

      See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors and Board of Directors and Committees in the 2005 Proxy Statement.

      No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4A of Part I hereof.

      We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics is posted on our Internet site at http://www.rockwellautomation.com. In the event that we make any amendment to, or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

Item 11.	Executive Compensation.

      See the information under the captions Executive Compensation, Option Grants and Aggregated Option Exercises and Fiscal Year-End Values and Retirement Plans in the 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      See the information under the captions Stock Ownership by Certain Beneficial Owners and Ownership by Management of Equity Securities in the 2005 Proxy Statement.

      The following table provides information as of September 30, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2000 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 1988 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareowners	14,033,434 (1)	$18.18	10,410,204 (2)
Equity compensation plans not approved by shareowners	49,000 (3)	16.34	—

Total	14,082,434	$18.17	10,410,204

(1)	Represents outstanding options under our 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)	Includes 9,965,902 and 444,302 shares available for future issuance under our 2000 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

(3)	On July 31, 2001, each non-employee director received a grant of options to purchase 7,000 shares of our common stock at an exercise price of $16.05 per share pursuant to Board resolutions. On February 6, 2002, a new non-employee director received a grant of options to purchase 7,000 shares of our common stock at an exercise price of $18.05 per share pursuant to Board resolutions. The options become exercisable in substantially equal installments on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

Item 13.	Certain Relationships and Related Transactions.

      See the information under the caption Board of Directors and Committees in the 2005 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

      See the information under the caption Proposal to Approve the Selection of Auditors in the 2005 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a)	Financial Statements, Financial Statement Schedule and Exhibits.

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2004 and 2003.

Consolidated Statement of Operations, years ended September 30, 2004, 2003 and 2002.

Consolidated Statement of Cash Flows, years ended September 30, 2004, 2003 and 2002.

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2004, 2003 and 2002.

Consolidated Statement of Comprehensive Income, years ended September 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedule for the years ended September 30, 2004, 2003 and 2002.

Page

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits.

3-a-1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference
3-b-l	By-Laws of the Company, as amended November 3, 2004, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 4, 2004, are hereby incorporated by reference
4-a-1	Rights Agreement, dated as of November 30, 1996, between the Company and Mellon Investor Services LLC (formerly named ChaseMellon Shareholder Services, L.L.C.), as rights agent, filed as Exhibit 4-c to Registration Statement No. 333-17031, is hereby incorporated by reference
4-b-1	Indenture dated as of December 1, 1996 between the Company and JPMorgan Chase (formerly The Chase Manhattan Bank, successor to Mellon Bank, N.A.), as Trustee, filed as Exhibit 4-a to Registration Statement No. 333-43071, is hereby incorporated by reference
4-b-2	Form of certificate for the Company’s 6.15% Notes due January 15, 2008, filed as Exhibit 4-a to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference
4-b-3	Form of certificate for the Company’s 6.70% Debentures due January 15, 2028, filed as Exhibit 4-b to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference

          * Management contract or compensatory plan or arrangement.

4-b-4	Form of certificate for the Company’s 5.20% Debentures due January 15, 2098, filed as Exhibit 4-c to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference
*10-a-l	Copy of the Company’s 1988 Long-Term Incentives Plan, as amended through November 30, 1994, filed as Exhibit 10-d-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference
*10-a-2	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, amending the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 4-g-1 to Registration Statement No. 333-17055, is hereby incorporated by reference
*10-a-3	Copy of resolution of the Board of Directors of the Company, adopted November 5, 1997, increasing the number of shares authorized for issuance under the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 10-b-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference
*10-a-4	Forms of Stock Option Agreements under the Company’s 1988 Long-Term Incentives Plan, filed as Exhibit 10-d-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), are hereby incorporated by reference
*10-a-5	Memorandum of Proposed Amendments to the Rockwell International Corporation 1988 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-a-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference
*l0-b-1	Copy of the Company’s 1995 Long-Term Incentives Plan, as amended, filed as Exhibit l0-b-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference
*10-b-2	Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-b-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference
*10-b-3	Form of Restricted Stock Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-e to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference
*10-b-4	Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference
*10-b-5	Copy of resolutions of the Board of Directors of the Company, adopted December 1, 1999, amending the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference
*10-b-6	Memorandum of Proposed Amendments to the Rockwell International Corporation 1995 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference

          * Management contract or compensatory plan or arrangement.

*10-b-7	Copy of resolutions of the Board of Directors of the Company, adopted November 6, 2002, amending the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, is hereby incorporated by reference
*10-b-8	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted June 4, 2003, amending the restricted stock agreements of Don H. Davis, Jr., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference
*10-c-l	Copy of the Company’s Directors Stock Plan, as amended February 2, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference
*10-c-2	Forms of Restricted Stock Agreements under the Company’s Directors Stock Plan between the Company and each of William H. Gray, III, William T. McCormick, Jr., and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference
*10-c-3	Form of Stock Option Agreement under the Directors Stock Plan, filed as Exhibit 10-c-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference
*10-c-4	Form of Restricted Stock Agreement under the Directors Stock Plan for restricted stock granted between February 2, 2000 and February 6, 2002, filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference
*10-c-5	Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference
*10-c-6	Form of Stock Option Agreement for options granted on July 31, 2001 and February 6, 2002 for service on the Board between the Company and each of the Company’s Non-Employee Directors, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference
*10-c-7	Copy of resolution of the Board of Directors of the Company, adopted on December 4, 2002, amending the Company’s Directors Stock Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference
*10-c-8	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference
*10-c-9	Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference
*10-c-10	Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference

          * Management contract or compensatory plan or arrangement.

*10-c-11	Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on April 25, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference
*10-c-12	Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan, filed as Exhibit 10-c-14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is hereby incorporated by reference
*10-c-13	Amendments to Restricted Stock Agreements with William H. Gray, III, William T. McCormick, Jr., Joseph F. Toot, Jr., and Don H. Davis, Jr., filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, are hereby incorporated by reference
*10-d-1	Copy of resolution of the Board of Directors of the Company, adopted November 6, 1996, adjusting outstanding awards under the Company’s(i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 4-g-2 to Registration Statement No. 333-17055, is hereby incorporated by reference
*10-d-2	Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company’s(i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference
*10-d-3	Memorandum of Adjustments to Outstanding Options Under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spin-off of Conexant, filed as Exhibit 10-d-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is hereby incorporated by reference
*10-e-1	Copy of the Company’s 2000 Long-Term Incentives Plan, as amended through February 4, 2004
*10-e-2	Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference
*10-e-3	Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, are hereby incorporated by reference
*10-e-4	Memorandum of Adjustments to Outstanding Options under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spin-off of Rockwell Collins, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference

          * Management contract or compensatory plan or arrangement.

*10-e-5	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company adopted December 5, 2001, amending certain outstanding awards under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference
*10-e-6	Memorandum of Amendments to Outstanding Restricted Stock Agreements under the Company’s 1995 Long-Term Incentives Plan and 2000 Long-Term Incentives Plan, approved and adopted by the Compensation and Management Development Committee of the Board of Directors of the Company on November 7, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference
*10-e-7	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference
*10-f-1	Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted February 5, 2003, regarding the Corporate Office vacation plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference
*10-g-1	Copy of the Company’s Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is hereby incorporated by reference
*10-h-1	Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference
*10-h-2	Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference
*10-h-3	Copy of resolutions of the Board of Directors of New Rockwell International Corporation, adopted December 4, 1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company’s Annual Report on Form 10- K for the year ended September 30, 1996, is hereby incorporated by reference
*l0-i-1	Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003
*10-j-1	Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-1-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference
*10-j-2	Copy of Restricted Stock Agreement dated January 5, 2004, between the Company and James V. Gelly, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is hereby incorporated by reference

          * Management contract or compensatory plan or arrangement.

*10-k-1	Form of Change of Control Agreement between the Company and each of Don H. Davis, Jr., John D. Cohn and Joseph D. Swann, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference
*10-k-2	Form of Change of Control Agreement between the Company and certain other officers of the Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference
*10-k-3	Copy of Restricted Stock Agreement dated February 5, 2004 between the Company and Keith D. Nosbusch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference
*10-k-4	Agreement dated as of January 27, 2004, between the Company and Michael A. Bless, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference
*10-k-5	Copy of Restricted Stock Agreement dated May 1, 2004 between the Company and Douglas M. Hagerman, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference
*10-k-6	Form of Change of Control Agreement dated as of May 1, 2004 between the Company and each of James V. Gelly and Douglas M. Hagerman, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference
*10-k-7	Copy of Change of Control Agreement dated as of June 2, 2004 between the Company and Keith D. Nosbusch, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference
*10-k-8	Agreement dated as of May 27, 2004 between the Company and William J. Calise, Jr., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference
10-l-1	Agreement and Plan of Distribution dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation), Allen-Bradley Company, Inc., Rockwell Collins, Inc., Rockwell Semiconductor Systems, Inc., Rockwell Light Vehicle Systems, Inc. and Rockwell Heavy Vehicle Systems, Inc., filed as Exhibit l0-b to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference
10-l-2	Post-Closing Covenants Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), The Boeing Company, Boeing NA, Inc. and the Company (formerly named New Rockwell International Corporation), filed as Exhibit 10-c to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference
10-l-3	Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference

          * Management contract or compensatory plan or arrangement.

10-m-l	Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference
10-m-2	Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference
10-m-3	Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference
10-n-1	Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference
10-n-2	Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference
10-n-3	Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference
10-o-1	Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference
10-o-2	Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference
10-o-3	Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference
10-p-1	Five-Year Credit Agreement dated as of October 26, 2004 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated October 27, 2004, is hereby incorporated by reference
12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2004
21	List of Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

          * Management contract or compensatory plan or arrangement.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          * Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ JAMES V. GELLY

James V. Gelly
Senior Vice President and
Chief Financial Officer
(principal financial officer)

By	/s/ DAVID M. DORGAN

David M. Dorgan
Vice President and Controller
(principal accounting officer)

Dated: November 19, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of November 2004 by the following persons on behalf of the registrant and in the capacities indicated.

DON H. DAVIS, JR.* Chairman of the Board

KEITH D. NOSBUSCH* President and Chief Executive Officer (principal executive officer) and Director

BETTY C. ALEWINE* Director

WILLIAM H. GRAY, III* Director

VERNE G. ISTOCK* Director

WILLIAM T. MCCORMICK, JR.* Director

BRUCE M. ROCKWELL* Director

DAVID B. SPEER* Director

JOSEPH F. TOOT, JR.* Director

KENNETH F. YONTZ* Director

*By	/s/ DOUGLAS M. HAGERMAN Douglas M. Hagerman, Attorney-in-fact**

**By authority of powers of attorney filed herewith

SCHEDULE II

ROCKWELL AUTOMATION, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2004, 2003 and 2002

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions(b)	Year

	(in millions)
*Year ended September 30, 2004
Allowance for doubtful accounts(a)	$29.5	$8.5	$—	$10.0	$28.0
Allowance for excess and obsolete inventory	53.4	14.3	0.7	22.2	46.2
Valuation allowance for deferred tax assets	46.8	26.1	3.7	13.6	63.0
*Year ended September 30, 2003
Allowance for doubtful accounts(a)	$43.6	$3.5	$1.6	$19.2	$29.5
Allowance for excess and obsolete inventory	50.9	15.2	1.9	14.6	53.4
Valuation allowance for deferred tax assets	51.7	3.8	—	8.7	46.8
*Year ended September 30, 2002
Allowance for doubtful accounts(a)	$42.5	$14.0	$—	$12.9	$43.6
Allowance for excess and obsolete inventory	48.1	11.5	0.5	9.2	50.9
Valuation allowance for deferred tax assets	80.3	20.8	—	49.4	51.7

(a)	Includes allowances for current and other long-term receivables.

(b)	Consists principally of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory and adjustments resulting from our ability to utilize foreign tax credit, capital loss, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit
No.	Exhibit

10-e-1	Copy of the Company’s 2000 Long-Term Incentives Plan, as amended through February 4, 2004.
10-i-1	Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003.
12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2004.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.