Form 10-Q
period 2004-12-31
ROCKWELL  AUTOMATION INC
filed 2005-01-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2004 Commission file number 1-12383

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

184,173,792 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2004.

ROCKWELL AUTOMATION, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)
(in millions)

	December 31,	September 30,
	2004	2004
ASSETS

Current assets:
Cash and cash equivalents	$467.7	$473.8
Short-term investments	14.9	—
Receivables, net	733.1	719.9
Inventories, net	608.8	574.3
Deferred income taxes	136.5	132.7
Other current assets	105.0	125.4

Total current assets	2,066.0	2,026.1

Properties, net	785.0	804.5
Goodwill, net	826.4	811.1
Other intangible assets, net	321.6	323.8
Other assets	277.1	235.7

TOTAL	$4,276.1	$4,201.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$0.2	$0.2
Accounts payable	334.4	362.2
Compensation and benefits	136.4	202.3
Income taxes payable	35.4	8.3
Other current liabilities	338.8	290.6

Total current liabilities	845.2	863.6

Long-term debt	754.5	757.7
Retirement benefits	506.4	505.6
Deferred income taxes	84.8	89.3
Other liabilities	125.5	124.0

Commitments and contingent liabilities (Note 11)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,076.3	1,050.6
Retained earnings	2,274.2	2,255.7
Accumulated other comprehensive loss	(185.9)	(226.8)
Unearned restricted stock compensation	(1.2)	(1.1)
Common stock in treasury, at cost (shares held:
December 31, 2004, 32.2; September 30, 2004, 32.6)	(1,420.1)	(1,433.8)

Total shareowners’ equity	1,959.7	1,861.0

TOTAL	$4,276.1	$4,201.2

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2004	2003
Sales	$1,184.9	$990.3
Cost of sales	(735.8)	(656.7)

Gross profit	449.1	333.6

Selling, general and administrative expenses	(263.0)	(251.1)
Other income	4.6	3.4
Interest expense	(11.1)	(10.5)

Income from continuing operations before income taxes	179.6	75.4
Income tax provision (Note 10)	(57.5)	(18.3)

Income from continuing operations	122.1	57.1

Income from discontinued operations (Note 12)	11.3	5.1

Net income	$133.4	$62.2

Basic earnings per share:

Continuing operations	$0.66	$0.30
Discontinued operations	0.06	0.03

Net income	$0.72	$0.33

Diluted earnings per share:

Continuing operations	$0.65	$0.29
Discontinued operations	0.06	0.03

Net income	$0.71	$0.32

Cash dividends per share	$0.165	$0.165

Weighted average outstanding shares:

Basic	184.5	186.3

Diluted	189.1	192.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
(in millions)

	Three Months Ended
	December 31,
	2004	2003
Continuing Operations:

Operating Activities:
Income from continuing operations	$122.1	$57.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	38.9	40.0
Amortization of intangible assets	7.3	7.3
Income tax matters	—	(4.3)
Retirement benefits expense	22.3	22.7
Pension trust contributions	(54.3)	(2.9)
Net gain on disposition of property	(0.8)	(1.0)
Income tax benefit from the exercise of stock options	25.8	14.4
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	12.1	42.1
Inventories	(23.4)	2.3
Accounts payable	(35.7)	(41.2)
Compensation and benefits	(69.0)	(25.6)
Income taxes	39.4	6.3
Other assets and liabilities	17.6	24.8

Cash Provided by Operating Activities	102.3	142.0

Investing Activities:

Capital expenditures	(11.9)	(16.0)
Purchase of short-term investments	(14.9)	—
Proceeds from sale of property	5.5	0.2

Cash Used for Investing Activities	(21.3)	(15.8)

Financing Activities:

Cash dividends	(30.5)	(30.8)
Purchases of treasury stock	(116.4)	(40.7)
Proceeds from the exercise of stock options	45.4	35.6
Other financing activities	(1.0)	(0.6)

Cash Used for Financing Activities	(102.5)	(36.5)

Effect of exchange rate changes on cash	(3.0)	(2.6)

Cash (Used for) Provided by Continuing Operations	(24.5)	87.1

Cash Provided by Discontinued Operations	18.4	2.1

(Decrease) Increase in Cash and Cash Equivalents	(6.1)	89.2
Cash and Cash Equivalents at Beginning of Period	473.8	226.4

Cash and Cash Equivalents at End of Period	$467.7	$315.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

In September 2004, we sold our FirstPoint Contact business. FirstPoint Contact is classified as a discontinued operation in the condensed consolidated financial statements for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

Short-Term Investments

Instruments with maturities between three months and one year are classified as short-term investments. The balance at December 31, 2004 represents a commercial paper investment. We have the intent and ability to hold to maturity; accordingly, the investment is reported at amortized cost.

Receivables

Receivables are stated net of allowances for doubtful accounts of $26.1 million at December 31, 2004 and $25.2 million at September 30, 2004. In addition, receivables are stated net of an allowance for certain customer rebates and incentives of $9.5 million at December 31, 2004 and $7.8 million at September 30, 2004.

Properties

Properties are stated net of accumulated depreciation of $1,378.4 million at December 31, 2004 and $1,335.2 million at September 30, 2004.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies — (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of our common stock on the grant dates; therefore no compensation expense is generally recognized in connection with stock options granted to employees. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards in each period (in millions, expect per share amounts):

	Three Months Ended
	December 31,
	2004	2003
Net income, as reported	$133.4	$62.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.6)	(5.8)

Pro forma net income	$130.9	$56.4

Earnings per share:
Basic — as reported	$0.72	$0.33

Basic — pro forma	$0.71	$0.30

Diluted — as reported	$0.71	$0.32

Diluted — pro forma	$0.69	$0.29

The fair value of each option was estimated using the Black-Scholes pricing model.

Included in pro forma net income for the three months ended December 31, 2003 is $5.8 million of expense ($3.6 million after tax) related to performance-vesting options that vested in the first quarter of 2004 as a result of the market price of our common stock reaching a specified level for a pre-determined period of time.

See Note 2 for further discussion of the recent accounting pronouncement regarding stock-based compensation.

Income Taxes

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies — (Continued)

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is solely attributable to stock options. We use the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price (out-of-the-money options) over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the quarter ended December 31, 2004, options for 8,300 shares were excluded from the diluted EPS calculation because they were antidilutive. For the quarter ended December 31, 2003, all options outstanding were included in the diluted EPS calculation because none were antidilutive.

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Generally, compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the requisite service period, generally as the award vests. We are required to adopt SFAS 123(R) in the fourth quarter of 2005. SFAS 123(R) applies to all awards granted after June 30, 2005 and to previously-granted awards unvested as of the adoption date. While we continue to evaluate the effect of SFAS 123(R) on our financial statements and related disclosures, we currently expect the effect of compensation expense, net of related tax, to be approximately $3 million in the fourth quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. We are currently evaluating the effect of SFAS 151 on our financial statements and related disclosures.

3.	Inventories

Inventories are summarized as follows (in millions):

	December 31,	September 30,
	2004	2004
Finished goods	$232.5	$218.7
Work in process	144.8	135.4
Raw materials, parts, and supplies	231.5	220.2

Inventories	$608.8	$574.3

Inventories are reported net of the allowance for excess and obsolete inventory of $47.4 million at December 31, 2004 and $46.2 million at September 30, 2004.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2004 are as follows (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2004	$666.0	$145.1	$811.1
Translation and other	15.3	—	15.3

Balance as of December 31, 2004	$681.3	$145.1	$826.4

Other intangible assets consisted of the following (in millions):

	December 31, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$85.5	$32.2
Computer software products	114.7	59.8	54.9
Patents	39.3	35.7	3.6
Other	95.1	75.0	20.1

Total amortized intangible assets	366.8	256.0	110.8
Intangible assets not subject to amortization	210.8	—	210.8

Total	$577.6	$256.0	$321.6

	September 30, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$84.6	$33.1
Computer software products	113.4	57.6	55.8
Patents	39.3	35.4	3.9
Other	93.2	73.0	20.2

Total amortized intangible assets	363.6	250.6	113.0
Intangible assets not subject to amortization	210.8	—	210.8

Total	$574.4	$250.6	$323.8

The Allen-Bradley, Reliance and Dodge trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $23.2 million in 2005, $20.0 million in 2006, $19.9 million in 2007, $19.3 million in 2008 and $15.6 million in 2009.

We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS 142 during the second quarter of each year.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Product Warranty Obligations

We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. The term of the warranty is generally twelve months. We also record a liability for specific warranty matters when they become known and are reasonably estimable. Our product warranty obligations are included in Other current liabilities in the Condensed Consolidated Balance Sheet.

Changes in the product warranty obligations for the three-month periods ended December 31, 2004 and 2003 are as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Balance at beginning of period	$28.9	$29.3
Warranties recorded at time of sale	7.4	7.5
Adjustments to pre-existing warranties	—	—
Payments	(6.6)	(7.0)

Balance at end of period	$29.7	$29.8

6.	Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,	September 30,
	2004	2004
6.15% notes, payable in 2008	$350.3	$353.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.8)	(46.0)

Subtotal	754.5	757.7
Less current portion	—	—

Long-term debt	$754.5	$757.7

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 4.27 percent at December 31, 2004 and September 30, 2004. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was $0.3 million at December 31, 2004 and $3.7 million at September 30, 2004. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in Other assets in the Condensed Consolidated Balance Sheet and the carrying value of the underlying debt was increased to $350.3 million at December 31, 2004 and $353.7 million at September 30, 2004 in accordance with SFAS 133.

At September 30, 2004, we had $675.0 million of unsecured committed credit facilities, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. On October 26, 2004, we entered into a new five-year $600.0 million unsecured revolving credit facility. It replaced both the facility expiring on that date and the facility expiring in October 2005 (which we cancelled on that date). Borrowings under our new credit facility bear interest based on short-term money market rates in effect during the period such borrowings are outstanding. This facility is available for general corporate purposes, including support for our commercial paper borrowings. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities are available to foreign subsidiaries. There were no borrowings under any existing credit facilities during the quarter ended December 31, 2004.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits
	Three Months Ended
	December 31,
	2004	2003
Service cost	$15.3	$15.1
Interest cost	30.3	27.2
Expected return on plan assets	(33.4)	(28.9)
Amortization:
Prior service cost	0.4	0.5
Net transition asset	(0.1)	(0.6)
Net actuarial loss	3.6	3.6

Net periodic benefit cost	$16.1	$16.9

	Other Postretirement
	Benefits
	Three Months Ended
	December 31,
	2004	2003
Service cost	$1.3	$1.4
Interest cost	5.2	5.0
Amortization:
Prior service cost	(3.3)	(3.5)
Net actuarial loss	3.0	2.9

Net periodic benefit cost	$6.2	$5.8

In the first three months of 2005, we made a voluntary contribution of $50.0 million to our U.S. qualified pension plan trust compared to no contributions in the first three months of 2004.

8.	Comprehensive Income

Comprehensive income consisted of the following (in millions):

	Three Months Ended
	December 31,
	2004	2003
Net income	$133.4	$62.2
Other comprehensive income:
Currency translation adjustments	46.7	23.3
Net unrealized (losses) gains on cash flow hedges	(4.5)	2.3
Other	(1.3)	(1.3)

Other comprehensive income	40.9	24.3

Comprehensive income	$174.3	$86.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Related Party Transactions

We own 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. Our investment in RSC of $58.4 million at December 31, 2004 and $57.5 million at September 30, 2004 is included in Other assets in the Condensed Consolidated Balance Sheet.

We have an agreement with RSC pursuant to which RSC performs research and development services for us through 2005. We are obligated to pay RSC a minimum of $2.5 million for such services in 2005. We incurred $0.4 million in the three-month period ended December 31, 2004 and $0.6 million in the three-month period ended December 31, 2003 for research and development services performed by RSC. At December 31, 2004, the amounts due to or from RSC were not significant. At September 30, 2004, the amount due to RSC for research and development services was $0.7 million. At September 30, 2004, the amount due from RSC for cost sharing arrangements was not significant.

We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. There were no borrowings on the line of credit outstanding at December 31, 2004 or September 30, 2004. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $5.3 million. The lease agreement has a term that ends in December 2011.

We own 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. We paid CoLinx $4.3 million in the three-month period ended December 31, 2004 and $5.4 million in the three-month period ended December 31, 2003 primarily for logistics services. In addition, CoLinx paid us $0.7 million in the three-month period ended December 31, 2004 and $0.9 million in the three-month period ended December 31, 2003 for the use of facilities we own and other services. The amounts due to or from CoLinx at December 31, 2004 and September 30, 2004 were not significant.

10.	Income Taxes

During the first quarter of 2005, the primary increase in cash flows from income taxes relates to the receipt of $27.5 million of net tax refunds related to the following items:

•	$20.0 million resulting from the resolution of various ongoing federal and state tax matters. The corresponding income was recognized in prior periods.

•	$7.5 million resulting from a state tax refund for the period 1989 to 1991. The corresponding income was recognized in the fourth quarter of 2004.

We recognized in earnings in the first quarter of 2004 a net tax benefit of $4.3 million related to state tax benefits associated with a previously reported U.S. research and experimentation tax credit settlement.

In connection with the divestiture of certain businesses in prior years, we retained tax liabilities and the rights to tax refunds for periods prior to the respective divestitures. As a result, from time to time, we may receive refunds or may be required to make payments related to tax matters associated with these divested businesses. Amounts recorded for these matters, if any, are based on estimates. We review and revise these estimates as appropriate to take into account all information we have available. Actual amounts received or paid, if any, could differ materially from those estimates and would accordingly result in an adjustment to results of operations in the period the refunds are received or payments are made.

See Note 12 for a discussion of discontinued operations tax related matters.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Commitments and Contingent Liabilities

Asbestos

Like thousands of other companies, we (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. We have maintained insurance coverage that we believe covers indemnity costs and defense expenses, over and above self-insured retentions, for many of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former subsidiary Allen-Bradley. Kemper’s status as a financially viable entity is in question. We seek to recover from the carriers the indemnity costs and defense expenses incurred previously and to be incurred in the future in asbestos lawsuits brought by claimants alleging asbestos exposure for which Allen-Bradley is alleged to be responsible. On January 21, 2005, the Milwaukee County Circuit Court issued a preliminary ruling in our favor on several issues in the case in connection with our motion for summary judgment seeking reimbursement of certain past indemnity costs and defense expenses. Although the ruling is not final and may be subject to further proceedings, we expect that as a result of this ruling the carriers will at a minimum be jointly and severally responsible for (a) paying on-going indemnity costs and defense expenses of a substantial majority of the Allen-Bradley asbestos claims, and (b) paying a portion of past defense costs incurred since June 2002 in connection with Allen-Bradley asbestos cases. The specific amounts for which the carriers are responsible will be the subject of further complex proceedings in the case.

The uncertainties of asbestos claim litigation and resolution of the litigation with our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits or our insurance recoveries will have a material effect on our financial condition.

Other

In connection with the divestiture of our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing), we agreed to indemnify Boeing for certain matters related to operations of the A&D Business for periods prior to the divestiture. In connection with the spinoffs of our former automotive component systems business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters.

We have, from time to time, divested certain of our businesses. In connection with such divestitures, there may be lawsuits, claims and proceedings instituted or asserted against us related to the period that we owned the businesses. In addition, we have guaranteed performance and payment under certain contracts of divested businesses, including a $60.0 million lease obligation of our former semiconductor systems business, now Conexant Systems, Inc. (Conexant). The lease obligation of Conexant is secured by real property subject to the lease and is within a range of estimated fair values of the real property. In consideration for this guarantee, we received $250,000 per quarter from Conexant through December 31, 2003 and $500,000 per quarter from Conexant through December 31, 2004. We expect to be released from the guarantee in 2005.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Commitments and Contingent Liabilities – (Continued)

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the disposition of matters which are pending or asserted will not have a material adverse effect on our business or financial condition.

12.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended
	December 31,
	2004	2003
State tax refunds	$11.3	$-
Rocky Flats	-	4.6
FirstPoint Contact net income	-	0.5

Income from discontinued operations	$11.3	$5.1

State Tax Refunds

In the first quarter of 2005, we recorded a net tax benefit related to a prior year state tax refund of a divested business. We expect to receive the cash related to this refund during 2005.

During the first quarter of 2005, we received $18.4 million related to a state tax refund for the period 1989 to 1991. The corresponding income was recognized in the fourth quarter of 2004. This amount is displayed in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

Rocky Flats

In the first quarter of 2004, we recorded a benefit of $7.6 million ($4.6 million after tax) as a result of a final judgment in a defense claim legal proceeding related to our former operation of the Rocky Flats facility of the Department of Energy.

FirstPoint Contact

In the fourth quarter of 2004, we sold our former FirstPoint Contact business. The results of operations of FirstPoint Contact for 2004 are reflected in Income from Discontinued Operations in the Condensed Consolidated Statement of Operations.

Summarized results of FirstPoint Contact are as follows (in millions):

Three Months Ended
December 31, 2003
Sales	$25.4
Income before income taxes	0.8
Net income	0.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Segment Information

The following tables reflect the sales and operating results from our reportable segments (in millions):

	Three Months Ended
	December 31,
	2004	2003
Sales
Control Systems	$993.2	$838.3
Power Systems	203.8	166.0
Intersegment sales	(12.1)	(14.0)

Total	$1,184.9	$990.3

Segment Operating Earnings
Control Systems	$190.0	$100.5
Power Systems	23.6	9.1

Total	213.6	109.6

Purchase accounting depreciation and amortization	(6.9)	(6.8)
General corporate – net	(16.0)	(16.9)
Interest expense	(11.1)	(10.5)
Income tax provision	(57.5)	(18.3)

Income from continuing operations	$122.1	$57.1

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

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2004, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and in our report dated November 15, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
January 28, 2005

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

Non-GAAP Measures

     The following discussion includes sales excluding the effect of changes in currency exchange rates and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to sales excluding the effect of changes in currency exchange rates in addition to a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

Overview

     We are a leading global provider of industrial automation power, control and information products and services. We have two operating segments: Control Systems and Power Systems. Control Systems supplies industrial automation products, systems, software and services. Power Systems is a supplier of mechanical power transmission products and industrial motors and drives. Both are focused on helping customers improve manufacturing processes.

     Overall demand for our products is driven by:

•	Investments in capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•
Industry factors that include customers’ new product introductions, trends in the actual and forecasted demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	Levels of global industrial production; and

•	Regional factors that include local political, social, regulatory and economic circumstances.

ROCKWELL AUTOMATION, INC.

U.S. Industrial Economic Trends

     In the first quarter of 2005, U.S. sales accounted for more than 60 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 continued into the first quarter of 2005, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:

•
Industrial Equipment Spending, which is an economic statistic compiled by the Bureau of Economic Analysis (BEA). This statistic provides insight into spending trends in the broad U.S. industrial economy, which includes our primary customer base. This measure, over the longer term, has proven to have reasonable predictive value and to be a good directional indicator of our growth trend.

•
Capacity Utilization, which is an indication of plant operating activity published by the Federal Reserve. Historically, there has been a meaningful correlation between Capacity Utilization and the level of capital investment made by our customers in their manufacturing base.

•
The Purchasing Managers’ Index (PMI), as published by the Institute for Supply Management (ISM), which is an indication of the level of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending and Capacity Utilization, and the sustained strength in the PMI since September 2003.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)		PMI
Fiscal 2005
December 2004	$158.7	79.2	P	58.6

Fiscal 2004
September 2004	155.2	78.0		58.5
June 2004	145.0	77.8		61.1
March 2004	143.1	77.4		62.5
December 2003	139.5	76.8		63.4

Fiscal 2003
September 2003	140.8	75.8		54.7

P Preliminary
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends

     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has, in part, been driven by investment in both infrastructure and basic materials production capacity.

     During the first quarter, we witnessed exceptionally strong revenue growth in Latin America, especially Mexico, continued strong demand in Asia-Pacific, particularly China and India, and double-digit revenue growth in Europe.

ROCKWELL AUTOMATION, INC.

Industry Views

     We serve a wide range of industries, including consumer products, transportation, basic materials, and oil and gas.

     Our consumer products segment serves a broad array of customers in the food and beverage, brewing, consumer packaged goods and life sciences industries. This group is generally less cyclical than other heavy manufacturing segments.

     Sales to the transportation segment are affected by such factors as customer investment in new model introductions and more flexible manufacturing technologies.

     Basic materials segments, including mining, aggregates and cement, all benefit from higher commodities prices and higher global demand for basic materials that encourage significant investment in capacity and productivity in these industries.

     As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity. In addition, higher energy prices have historically caused customers across all industries to consider new investment in more energy-efficient manufacturing processes and technologies.

Objectives and Outlook for 2005

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

     We made significant progress towards each of these objectives during the quarter.

     Our revised outlook for 2005 assumes that the economic environment will remain favorable and that a sustainable industrial recovery will result in modest sequential growth during each quarter of 2005. While we expect demand for our products to benefit from this trend, we also assume that our growth will vary, and may exceed or lag trend levels in any given quarter.

     Based upon current economic conditions and business outlook as of the date hereof, we expect revenue to increase sequentially in each of the remaining quarters of 2005 by approximately 1 to 2 percent, resulting in full year 2005 organic revenue growth of approximately 10 percent, excluding the effect of changes in currency exchange rates. As of the date hereof, we expect full-year diluted earnings from continuing operations to be $2.55 to $2.65 per share, with results in each remaining quarter expected to be similar to those experienced in the first. Steadily increasing discretionary spending on our growth initiatives and business systems is expected to offset some of the profit from sequential revenue growth. This incremental spending, beginning in 2005 and continuing into 2006, is expected to improve market access and customer intimacy, and further the proliferation of our integrated control and information architecture, thereby sustaining a high rate of organic revenue growth. We anticipate that these initiatives will require spending equivalent to approximately $0.15 to $0.20 per share during the balance of 2005. We project 2005 free cash flow to be equal to or greater than net income.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

     Our sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Sales
Control Systems	$985.5	$828.8
Power Systems	199.4	161.5

Total	$1,184.9	$990.3

Segment Operating Earnings
Control Systems	$190.0	$100.5
Power Systems	23.6	9.1

Total	$213.6	$109.6

     See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.

     In September 2004, we sold our FirstPoint Contact business. FirstPoint Contact is classified as a discontinued operation in the consolidated financial statements for all periods presented.

2005 First Quarter Compared to 2004 First Quarter

(in millions, except per share amounts)	2005	2004	Increase

Sales	$1,184.9	$990.3	$194.6

Income from continuing operations	122.1	57.1	65.0

Diluted earnings per share from continuing operations	0.65	0.29	0.36

     Sales increased 20 percent compared to the first quarter of 2004 driven by growth at both Control Systems and Power Systems. Three percentage points of the growth was due to the effect of changes in currency exchange rates.

     Income from continuing operations increased 114 percent due to volume leverage, favorable product mix, broad-based productivity improvements and cost control. We are beginning to see some modest improvement in Selling, general and administrative expenses as a percentage of our sales. The first quarter of 2004 results included a tax benefit of $4.3 million ($0.02 per diluted share) related to a previously reported U.S. research and experimentation tax credit settlement.

Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$985.5	$828.8	$156.7

Segment operating earnings	190.0	100.5	89.5

Segment operating margin	19.3%	12.1%	7.2 pts

     Control Systems sales increased 19 percent compared to the first quarter of 2004. Three percentage points of the sales increase was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies in relation to the U.S. dollar. Sales outside of the U.S. increased 20 percent (13 percent excluding the effect of changes in currency exchange rates), with particularly strong growth in the Latin America and Asia-Pacific regions. U.S. sales increased 18 percent in the first quarter of 2005 compared to the first quarter of 2004.

ROCKWELL AUTOMATION, INC.

2005 First Quarter Compared to 2004 First Quarter – Continued

Control Systems – (Continued)

     Control Systems growth was experienced across nearly all businesses, regions and industries. The steadily improving industrial economy, particularly in North America, and the continued strength in our Logix integrated architecture platform and related product offerings, contributed to the increase in sales. Logix grew by greater than 30 percent during the first quarter of 2005 compared to the first quarter of 2004.

     Segment operating earnings and margins benefited from volume leverage, favorable product mix, cost control and productivity efforts, and improving price/cost dynamics.

Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$199.4	$161.5	$37.9

Segment operating earnings	23.6	9.1	14.5

Segment operating margin	11.8%	5.6%	6.2 pts

     Power Systems sales increased 23 percent compared to the first quarter of 2004 due to significant growth in both our Mechanical and Electrical businesses. Strong sales volume continued in the first quarter of 2005 from the volume strength experienced in the second half of 2004 as the global market continued to invest in industrial capacity and productivity initiatives.

     Segment operating earnings and margins benefited from the significant cost and productivity initiatives launched in the second quarter of 2004, volume leverage and price increases, the combination of which more than offset higher material costs.

General Corporate-Net

     General corporate expenses were $16.0 million in the first quarter of 2005 compared to $16.9 million in the first quarter of 2004.

Interest Expense

     Interest expense was $11.1 million in the first quarter of 2005 compared to $10.5 million in the first quarter of 2004. The increase was due to higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).

Income Taxes

     The effective tax rate for the first quarter of 2005 was 32.0 percent compared to 24.3 percent in the first quarter of 2004. Income taxes for the first quarter of 2004 included a net benefit of $4.3 million related to state tax benefits associated with a previously reported U.S. research and experimentation tax credit settlement (see Note 10 in the Condensed Consolidated Financial Statements). We expect that the effective income tax rate for the remainder of 2005 will be approximately 32 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or reported net of their related tax effects.

     During the first quarter of 2005, the President of the United States signed into law both the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a lower U.S. tax rate on non-U.S. dividends and an extension of the research and experimentation credit. We do not expect this new legislation to materially affect our financial condition or results of operations.

Discontinued Operations

     See Note 12 in the Condensed Consolidated Financial Statements regarding discontinued operations.

ROCKWELL AUTOMATION, INC.

Financial Condition

     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended
	December 31,
	2004	2003
Cash (used for) provided by:
Operating activities	$102.3	$142.0
Investing activities	(21.3)	(15.8)
Financing activities	(102.5)	(36.5)
Effect of exchange rate changes on cash	(3.0)	(2.6)

Cash (used for) provided by continuing operations	$(24.5)	$87.1

The following table summarizes free cash flow (in millions):

Cash provided by operating activities	$102.3	$142.0
Capital expenditures	(11.9)	(16.0)

Free cash flow	$90.4	$126.0

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

     Free cash flow was $90.4 million for the three months ended December 31, 2004 compared to $126.0 million for the three months ended December 31, 2003. The decrease in free cash flow was largely the result of the $50 million voluntary pension contribution to our U.S. qualified pension plan trust in the first quarter of 2005, compared to no contributions in the first quarter of 2004. In addition, contributing to the decrease in free cash flow were increased working capital needs partially offset by increased pretax earnings and the receipt of federal and state tax refunds recognized in prior periods.

     We generally expect that over time, cash payments for income taxes will approach our income tax expense.

     When necessary, we utilize commercial paper as our principal source of short-term financing. At December 31, 2004 and September 30, 2004, we had no commercial paper borrowings outstanding. During the first quarter of 2005 and 2004, we did not have significant commercial paper borrowings due to our cash position.

     We repurchased approximately 2.6 million shares of our common stock at a cost of $116.4 million in the first quarter of 2005. At December 31, 2004, we had approximately 7.9 million shares remaining for stock repurchases under existing board authorizations. We repurchased approximately 1.3 million shares of our common stock at a cost of $40.7 million in the first quarter of 2004. We anticipate continuing to repurchase stock in 2005, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition – (Continued)

     Future significant uses of cash are expected to include capital expenditures, dividends to shareowners, acquisitions of businesses and repurchases of common stock and may include contributions to our pension plans. We expect capital expenditures in 2005 to be about $125 million. We expect that each of these future uses of cash will be funded by existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.

     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 27.8 percent at December 31, 2004 and 28.9 percent at September 30, 2004.

     In October 2004, we entered into a new five-year $600.0 million unsecured revolving credit facility that replaced our then existing $675.0 million credit facilities. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period such borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total-capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities are available to foreign subsidiaries.

     The following is a summary of our credit ratings as of December 31, 2004:

	Short-Term		Long-Term
Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Stable	A	Stable
Moody’s	P-2	Stable	A3	Negative
Fitch Ratings	F1	Stable	A	Stable

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

Environmental

     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at December 31, 2004, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information

     We translate sales of subsidiaries operating outside of the United States using exchange rates in effect during the respective period. Therefore, reported sales are affected by changes in currency exchange rates, which are outside our control. We believe that sales excluding the effect of changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors since it reflects regional performance from our activities without the effect of changes in currency rates. We use sales excluding the effect of changes in currency exchange rates to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same exchange rates as were in effect the preceding year.

     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2004			December 31, 2003
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$721.9	$—	$721.9	$605.3
Canada	86.3	(6.5)	79.8	82.9
Europe, Middle East, Africa	208.5	(17.2)	191.3	173.6
Asia-Pacific	113.7	(3.9)	109.8	91.3
Latin America	54.5	0.7	55.2	37.2

Total Company Sales	$1,184.9	$(26.9)	$1,158.0	$990.3

     The following is a reconciliation of our reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2004			December 31, 2003
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$543.6	$—	$543.6	$459.8
Canada	76.8	(5.8)	71.0	73.4
Europe, Middle East, Africa	205.6	(16.9)	188.7	169.8
Asia-Pacific	108.8	(3.9)	104.9	91.1
Latin America	50.7	0.6	51.3	34.7

Total Control Systems Sales	$985.5	$(26.0)	$959.5	$828.8

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

     We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at December 31, 2004, there has been no material change to this information.

Recent Accounting Pronouncements

     See Note 2 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at December 31, 2004, there has been no material change to this information.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2004, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the quarter ended December 31, 2004 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

During 2005, we continued to make improvements to the design and effectiveness of our internal controls over financial reporting, including those related to our information technology systems, as part of a previously existing overall program of internal control and as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Some of these changes, especially our internal controls related to information technology systems, could be deemed to have materially improved our internal control over financial reporting. We anticipate that improvements will continue to be made.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at December 31, 2004, there has been no material change to this information, except that the section entitled “Asbestos” is updated in its entirety as follows:

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

We have maintained insurance coverage that we believe covers indemnity costs and defense expenses, over and above self-insured retentions, for many of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former subsidiary Allen-Bradley. Kemper’s status as a financially viable entity is in question. We seek to recover from the carriers the indemnity costs and defense expenses incurred previously and to be incurred in the future in asbestos lawsuits brought by claimants alleging asbestos exposure for which Allen-Bradley is alleged to be responsible. On January 21, 2005, the Milwaukee County Circuit Court issued a preliminary ruling in our favor on several issues in the case in connection with our motion for summary judgment seeking reimbursement of certain past

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings – (Continued)

indemnity costs and defense expenses. Although the ruling is not final and may be subject to further proceedings, we expect that as a result of this ruling the carriers will at a minimum be jointly and severally responsible for (a) paying on-going indemnity costs and defense expenses of a substantial majority of the Allen-Bradley asbestos claims, and (b) paying a portion of past defense costs incurred since June 2002 in connection with Allen-Bradley asbestos cases. The specific amounts for which the carriers are responsible will be the subject of further complex proceedings in the case.

The uncertainties of asbestos claim litigation and resolution of the litigation with our insurance companies make it difficult to predict accurately the ultimate resolution of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits or our insurance recoveries will have a material effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended December 31, 2004:

			Total Number of	Maximum
			Shares	Approximate	Maximum
			Purchased as	Dollar Value of	Number of
	Total		Part of Publicly	Shares that May Yet	Shares that May Yet
	Number of	Average	Announced	Be Purchased	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or	Under the Plans or
Period	Purchased	per Share (1)	Programs (2)	Programs (2)	Programs (2)
October 1 - 31, 2004	735,000	$39.7719	735,000	$139,300,000	—
November 1 - 30, 2004	735,000	$44.6697	735,000	$106,400,000	—
December 1 - 31, 2004	1,139,000	$47.7023	1,139,000	—	7,900,000

Total	2,609,000	$44.6138	2,609,000	—	7,900,000

(1)	Average price paid per share includes brokerage commissions.

(2)
Effective December 2, 2004, we initiated a one year, 9 million share repurchase program that was approved by our Board of Directors, replacing our former repurchase program in effect since December 4, 1996. At the time of its termination and replacement, $104.8 million remained available for share repurchases under the former repurchase program. The new program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to previously established price and volume parameters. As of December 31, 2004, approximately 7.9 million shares remain subject to repurchase under the new program.

Item 5.	Other Information.

On January 26, 2005, we entered into an agreement with Don H. Davis, Jr., our former Chief Executive Officer, with respect to certain post-retirement benefits. The agreement is filed as Exhibit 10 and is incorporated herein by reference.

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits

*Exhibit 10	-	Agreement dated January 26, 2005 by and between the Company and Don H. Davis, Jr.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2004.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99	-	Summary of Non-Employee Director Compensation and Benefits.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: January 28, 2005	By	/s/ J. V. Gelly
J. V. Gelly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 28, 2005	By	/s/ D. M. Dorgan
D. M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10	Agreement dated January 26, 2005 by and between the Company and Don H. Davis, Jr.

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2004.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Summary of Non-Employee Director Compensation and Benefits.