Form 10-Q
period 2005-03-31
ROCKWELL  AUTOMATION INC
filed 2005-04-29
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005 Commission file number 1-12383

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
Yes ☑ No ☐

183,964,032 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2005.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$484.7	$473.8
Receivables, net	767.6	719.9
Inventories, net	619.7	574.3
Deferred income taxes	134.3	132.7
Other current assets	101.1	125.4

Total current assets	2,107.4	2,026.1

Properties, net	792.2	804.5
Goodwill, net	819.7	811.1
Other intangible assets, net	319.4	323.8
Other assets	264.6	235.7

TOTAL	$4,303.3	$4,201.2

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term debt	$0.2	$0.2
Accounts payable	356.6	362.2
Compensation and benefits	169.6	202.3
Income taxes payable	14.2	8.3
Other current liabilities	342.5	290.6

Total current liabilities	883.1	863.6

Long-term debt	748.7	757.7
Retirement benefits	509.0	505.6
Deferred income taxes	42.7	89.3
Other liabilities	130.8	124.0

Commitments and contingent liabilities (Note 11)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,107.9	1,050.6
Retained earnings	2,330.4	2,255.7
Accumulated other comprehensive loss	(201.5)	(226.8)
Unearned restricted stock compensation	(1.1)	(1.1)
Common stock in treasury, at cost (shares held:
March 31, 2005, 32.4; September 30, 2004, 32.6)	(1,463.1)	(1,433.8)

Total shareowners’ equity	1,989.0	1,861.0

TOTAL	$4,303.3	$4,201.2

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales	$1,218.4	$1,079.6	$2,403.3	$2,069.9
Cost of sales	(762.5)	(695.8)	(1,498.3)	(1,352.5)

Gross profit	455.9	383.8	905.0	717.4

Selling, general and administrative expenses	(263.3)	(268.1)	(526.3)	(519.2)
Other (expense) income	(0.5)	0.7	4.1	4.1
Interest expense	(11.5)	(10.2)	(22.6)	(20.7)

Income from continuing operations before income taxes	180.6	106.2	360.2	181.6
Income tax provision (Note 10)	(38.1)	(31.3)	(95.6)	(49.6)

Income from continuing operations	142.5	74.9	264.6	132.0

Income from discontinued operations (Note 12)	7.5	3.4	18.8	8.5

Net income	$150.0	$78.3	$283.4	$140.5

Basic earnings per share:

Continuing operations	$0.77	$0.40	$1.43	$0.71
Discontinued operations	0.04	0.02	0.11	0.04

Net income	$0.81	$0.42	$1.54	$0.75

Diluted earnings per share:

Continuing operations	$0.75	$0.39	$1.40	$0.69
Discontinued operations	0.04	0.02	0.10	0.04

Net income	$0.79	$0.41	$1.50	$0.73

Cash dividends per share	$0.165	$0.165	$0.33	$0.33

Weighted average outstanding shares:

Basic	184.5	186.7	184.5	186.5

Diluted	189.0	192.1	189.1	192.2

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2005	2004
Continuing Operations:

Operating Activities:
Income from continuing operations	$264.6	$132.0
Adjustments to arrive at cash provided by operating activities:
Depreciation	74.7	80.6
Amortization of intangible assets	12.4	13.5
Retirement benefits expense	44.5	44.5
Pension trust contributions	(58.6)	(55.3)
Net loss (gain) on disposition of property	0.5	(0.8)
Income tax benefit from the exercise of stock options	57.3	21.9
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(14.8)	8.7
Inventories	(37.4)	(10.9)
Accounts payable	(11.0)	(0.4)
Compensation and benefits	(34.5)	1.0
Income taxes	(2.8)	46.8
Other assets and liabilities	(10.4)	(12.7)

Cash Provided by Operating Activities	284.5	268.9

Investing Activities:
Capital expenditures	(62.4)	(36.4)
Proceeds from sale of property	7.1	2.2
Other investing activities	(0.7)	0.4

Cash Used for Investing Activities	(56.0)	(33.8)

Financing Activities:

Repayments of debt	—	(8.4)
Cash dividends	(61.0)	(61.5)
Purchases of treasury stock	(262.6)	(99.9)
Proceeds from the exercise of stock options	85.2	46.2
Other financing activities	(1.1)	(0.9)

Cash Used for Financing Activities	(239.5)	(124.5)

Effect of exchange rate changes on cash	(3.9)	(3.0)

Cash (Used for) Provided by Continuing Operations	(14.9)	107.6

Cash Provided by Discontinued Operations	25.8	19.8

Increase in Cash and Cash Equivalents	10.9	127.4
Cash and Cash Equivalents at Beginning of Period	473.8	226.4

Cash and Cash Equivalents at End of Period	$484.7	$353.8

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three- and six-month periods ended March 31, 2005 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

In September 2004, we sold our FirstPoint Contact business. FirstPoint Contact is classified as a discontinued operation in the condensed consolidated financial statements for all periods presented.

Revenue Recognition

Sales of products and services, representing approximately 90% of our consolidated sales, are recorded when all of the following have occurred: an agreement of sale exists; product has been delivered according to contract terms and acceptance, as may be required by contract terms, has occurred or services have been rendered; pricing is fixed or determinable; and collection is reasonably assured.

We recognize substantially all of the remainder of our sales on long-term construction-type contracts using either the percentage-of-completion or completed contract methods of accounting. We record sales using the percentage-of-completion method when we determine that progress towards completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using either (i) the relationship between actual costs incurred and total estimated costs at completion or (ii) units-of-delivery. Under the percentage-of-completion method, we adjust sales and gross profit prospectively for revisions in estimated total contract costs or revenue. We record estimated losses on all contracts when they are identified.

We use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer’s payment history.

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales in the Condensed Consolidated Statement of Operations.

Returns, Rebates and Incentives

Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the end user or OEM customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.

We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Amounts are accrued at the time of recognition of our sale to a distributor or direct sale customer. Accruals are reported as a current liability in our balance sheet or, where a right of set-off exists, as a reduction of accounts receivable.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Accounting Policies — (Continued)

Receivables

Receivables are stated net of allowances for doubtful accounts of $23.7 million at March 31, 2005 and $25.2 million at September 30, 2004. In addition, receivables are stated net of unissued credits related to customer returns, rebates and incentives of $9.6 million at March 31, 2005 and $7.8 million at September 30, 2004.

Properties

Properties are stated net of accumulated depreciation of $1,384.9 million at March 31, 2005 and $1,335.2 million at September 30, 2004.

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is solely attributable to stock options. We use the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price (out-of-the-money options) over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three- and six-month periods ended March 31, 2005, options for 18,000 and 13,150 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three- and six-month periods ended March 31, 2004, options for 99,500 and 49,750 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income, as reported	$150.0	$78.3	$283.4	$140.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.2	0.2	0.2
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(8.6)	(2.2)	(11.2)	(8.0)

Pro forma net income	$141.5	$76.3	272.4	132.7

Earnings per share:
Basic — as reported	$0.81	$0.42	$1.54	$0.75

Basic — pro forma	$0.77	$0.41	$1.48	$0.71

Diluted — as reported	$0.79	$0.41	$1.50	$0.73

Diluted — pro forma	$0.75	$0.40	$1.44	$0.69

The fair value of each option was estimated using the Black-Scholes pricing model.

Pro forma net income for the three- and six-month periods ended March 31, 2005 includes $4.9 million after tax of compensation expense for retirement eligible stock option plan participants. Previously we reported compensation expense for these participants over the vesting period. Stock options granted to retirement eligible plan participants who retire under our retirement plans on or after the first anniversary of the grant date continue to vest post-retirement in accordance with plan provisions and agreements related thereto. If the plan participant retires less than twelve months from the grant date, the options under that grant are forfeited. Stock compensation expense on grants to plan participants who are retirement eligible on the grant date or who will be retirement eligible in less than twelve months from the grant date is now reported in pro forma net income over the twelve month period from the grant date. Stock compensation expense on grants to plan participants who become retirement eligible twelve or more months after the grant date is reported in pro forma net income over the period from grant date to the retirement eligibility date.

Included in pro forma net income for the six months ended March 31, 2004 is $3.6 million after tax of expense related to performance-vesting options that vested in the first quarter of 2004 as a result of the market price of our common stock reaching a specified level for a pre-determined period of time.

See Note 2 for further discussion of the recent accounting pronouncement regarding stock-based compensation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. The interpretation is required to be adopted in the first quarter of 2006. We are currently evaluating the interpretation to determine the effect on our financial statements and related disclosures.

On January 28, 2005, the guidelines related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 were finalized. We are currently evaluating the final guidelines but do not currently expect these guidelines to have a significant effect on our financial statements.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS 123 (R)). SFAS 123 (R) requires compensation costs related to share-based payment transactions, including stock options and restricted stock, to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the instruments issued using an option pricing model and will be recognized over the requisite service period. The FASB’s transition provisions require implementation of SFAS 123 (R) for quarters beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced a deferral of the required implementation date to fiscal years beginning after June 15, 2005, or, in our case, our 2006 fiscal year. SFAS 123 (R) will apply to all awards granted after the implementation date and to previously-granted awards unvested as of the implementation date. We continue to evaluate the effect of SFAS 123 (R) on our financial statements and related disclosures. Our actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. We do not believe the adoption of SFAS 151 will have a material effect on our financial statements and related disclosures.

3.	Inventories

Inventories are summarized as follows (in millions):

	March 31,	September 30,
	2005	2004
Finished goods	$222.4	$218.7
Work in process	162.4	135.4
Raw materials, parts, and supplies	234.9	220.2

Inventories	$619.7	$574.3

Inventories are reported net of the allowance for excess and obsolete inventory of $46.7 million at March 31, 2005 and $46.2 million at September 30, 2004.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2005 are as follows (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2004	$666.0	$145.1	$811.1
Translation and other	8.6	—	8.6

Balance as of March 31, 2005	$674.6	$145.1	$819.7

Other intangible assets consisted of the following (in millions):

	March 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$86.3	$31.4
Computer software products	117.9	63.8	54.1
Patents	39.3	35.9	3.4
Other	94.9	75.2	19.7

Total amortized intangible assets	369.8	261.2	108.6
Intangible assets not subject to amortization	210.8	—	210.8

Total	$580.6	$261.2	$319.4

	September 30, 2004
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$84.6	$33.1
Computer software products	113.4	57.6	55.8
Patents	39.3	35.4	3.9
Other	93.2	73.0	20.2

Total amortized intangible assets	363.6	250.6	113.0
Intangible assets not subject to amortization	210.8	—	210.8

Total	$574.4	$250.6	$323.8

The Allen-Bradley, Reliance and Dodge trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $23.2 million in 2005, $20.0 million in 2006, $19.9 million in 2007, $19.3 million in 2008 and $15.6 million in 2009.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS 142 during the second quarter of 2005 and concluded that no impairments existed.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Product Warranty Obligations

We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that is twelve months from either the date of sale or from installation to an end-user or OEM customer. We also record a liability for specific warranty matters when they become known and are reasonably estimable. Our product warranty obligations are included in Other current liabilities in the Condensed Consolidated Balance Sheet.

Changes in the product warranty obligations for the six-month periods ended March 31, 2005 and 2004 are as follows (in millions):

	Six Months Ended
	March 31,
	2005	2004
Balance at beginning of period	$28.9	$29.3
Warranties recorded at time of sale	16.8	14.7
Adjustments to pre-existing warranties	(1.0)	(0.1)
Payments	(14.1)	(14.3)

Balance at end of period	$30.6	$29.6

6.	Long-Term Debt

Long-term debt consisted of the following (in millions):

	March 31,	September 30,
	2005	2004
6.15% notes, payable in 2008	$344.4	$353.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.7)	(46.0)

Subtotal	748.7	757.7
Less current portion	—	—

Long-term debt	$748.7	$757.7

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 5.30 percent at March 31, 2005 and 4.27 percent at September 30, 2004. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $5.6 million at March 31, 2005 and an asset of $3.7 million at September 30, 2004. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in Other liabilities in the Condensed Consolidated Balance Sheet at March 31, 2005 and in Other assets at September 30, 2004, and the carrying value of the underlying debt was decreased to $344.4 million at March 31, 2005 and increased to $353.7 million at September 30, 2004 in accordance with SFAS 133.

At September 30, 2004, we had $675.0 million of unsecured committed credit facilities, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. On October 26, 2004, we entered into a new five-year $600.0 million unsecured revolving credit facility. It replaced both the facility expiring on that date and the facility expiring in October 2005 (which we cancelled on that date). Borrowings under our new credit facility bear interest based on short-term money market rates in effect during the period such borrowings are outstanding. This facility is available for general corporate purposes, including support for our commercial paper borrowings. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities are available to foreign subsidiaries. There were no borrowings under any existing credit facilities during the six months ended March 31, 2005.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$15.2	$15.1	$30.5	$30.2
Interest cost	30.0	27.4	60.3	54.6
Expected return on plan assets	(33.3)	(30.2)	(66.7)	(59.1)
Amortization:
Prior service cost	0.5	0.4	0.9	0.9
Net transition asset	—	(0.5)	(0.1)	(1.1)
Net actuarial loss	3.6	3.7	7.2	7.3

Net periodic benefit cost	$16.0	$15.9	$32.1	$32.8

	Other Postretirement
	Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$1.3	$1.5	$2.6	$2.9
Interest cost	5.1	5.0	10.3	10.0
Amortization:
Prior service cost	(3.3)	(3.4)	(6.6)	(6.9)
Net actuarial loss	3.1	2.8	6.1	5.7

Net periodic benefit cost	$6.2	$5.9	$12.4	$11.7

We made a voluntary contribution of $50.0 million to our U.S. qualified pension plan trust in each of the six-month periods ended March 31, 2005 and 2004. The 2005 contribution was made in the first quarter while the 2004 contribution was made in the second quarter.

8.	Comprehensive Income

Comprehensive income consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income	$150.0	$78.3	$283.4	$140.5
Other comprehensive income:
Currency translation adjustments	(20.0)	—	26.7	23.3
Net unrealized gains (losses) on cash flow hedges	4.4	7.2	(0.1)	9.5
Other	—	(0.6)	(1.3)	(1.9)

Other comprehensive (loss) income	(15.6)	6.6	25.3	30.9

Comprehensive income	$134.4	$84.9	$308.7	$171.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Related Party Transactions

We own 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. Our investment in RSC of $58.2 million at March 31, 2005 and $57.5 million at September 30, 2004 is included in Other assets in the Condensed Consolidated Balance Sheet.

We have an agreement with RSC pursuant to which RSC performs research and development services for us through 2005. We are obligated to pay RSC a minimum of $2.5 million for such services in 2005. We incurred $1.0 million in the three-month period ended March 31, 2005 and $1.4 million in the six-month period ended March 31, 2005, and $0.7 million in the three-month period ended March 31, 2004 and $1.3 million in the six-month period ended March 31, 2004 for research and development services performed by RSC. At March 31, 2005, the amounts due to or from RSC were not significant. At September 30, 2004, the amount due to RSC for research and development services was $0.7 million. At September 30, 2004, the amount due from RSC for cost sharing arrangements was not significant.

We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. There were no borrowings on the line of credit outstanding at March 31, 2005 or September 30, 2004. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $5.1 million. The lease agreement has a term that ends in December 2011.

We own 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. We paid CoLinx $4.2 million in the three-month period ended March 31, 2005 and $8.5 million in the six-month period ended March 31, 2005 and $2.9 million in the three-month period ended March 31, 2004 and $8.3 million in the six-month period ended March 31, 2004 primarily for logistics services. In addition, CoLinx paid us $0.7 million in the three-month period ended March 31, 2005 and $1.4 million in the six-month period ended March 31, 2005 and $0.4 million in the three-month period ended March 31, 2004 and $1.3 million in the six-month period ended March 31, 2004 for the use of facilities we own and other services. The amounts due to or from CoLinx at March 31, 2005 and September 30, 2004 were not significant.

10.	Income Taxes

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

In the second quarter of 2005, we recognized a net tax benefit of $19.7 million in income from continuing operations ($0.10 per share) and $7.5 million in income from discontinued operations ($0.04 per share) related to current and former businesses. The net tax benefits are primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002. We will be making a cash payment of $37.6 million in the third quarter of 2005 and expect to receive cash of $9.7 million in the fourth quarter of 2005 in connection with closure of the audit cycle.

We recognized in earnings in the first quarter of 2004 a net tax benefit of $4.3 million related to state tax benefits associated with a previously reported U.S. research and experimentation tax credit settlement.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Commitments and Contingent Liabilities

Asbestos

Like thousands of other companies, we (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. We have maintained insurance coverage that we believe covers indemnity costs and defense expenses, over and above self-insured retentions, for many of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former subsidiary Allen-Bradley. Kemper’s status as a financially viable entity is in question. We seek to recover from the carriers the indemnity costs and defense expenses incurred previously and to be incurred in the future in asbestos lawsuits brought by claimants alleging asbestos exposure for which Allen-Bradley is alleged to be responsible. On January 21, 2005, the Milwaukee County Circuit Court issued a preliminary ruling in our favor on several issues in the case in connection with our motion for summary judgment seeking reimbursement of certain past indemnity costs and defense expenses. Although the ruling is not final and may be subject to further proceedings, we expect that as a result of this ruling the carriers will at a minimum be jointly and severally responsible for (a) paying on-going indemnity costs and defense expenses from January 21, 2005 forward for a substantial majority of the Allen-Bradley asbestos claims and (b) paying a portion of past defense costs incurred from June 2002 through the present in connection with Allen-Bradley asbestos cases. The specific amounts for which the carriers are responsible will be the subject of further proceedings in the case. However, both carriers have acknowledged their obligation to reimburse us for reasonable costs incurred in defending these matters and for past indemnity payments since June 2002. The carriers have also acknowledged their duty to pay 100 percent of defense costs going forward. During the second quarter of 2005, we recorded $11.4 million in earnings (pre-tax) related to the expected recovery from the carriers for previously-incurred costs.

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

Other

We have, from time to time, divested certain of our businesses. In connection with the divestiture of our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing), we agreed to indemnify Boeing for certain matters related to operations of the A&D Business for periods prior to the divestiture. In connection with the spin-offs of our former automotive component systems business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters.

In connection with the divestitures of certain of our businesses, there may be lawsuits, claims and proceedings instituted or asserted against us related to the period that we owned the businesses. In addition, we have guaranteed performance and payment under certain contracts of divested businesses, including a $60.0 million lease obligation of our former semiconductor systems business, now Conexant Systems, Inc. (Conexant). Conexant paid off the lease obligation in March 2005 in connection with its purchase of the related leased property. Our remaining obligations under the lease guarantee are not significant.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Commitments and Contingent Liabilities — (Continued)

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

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Income tax matters	$7.5	$—	$18.8	$—
Rocky Flats	—	—	—	4.6
FirstPoint Contact	—	3.4	—	3.9

Income from discontinued operations	$7.5	$3.4	$18.8	$8.5

Income Tax Matters

During the quarter ended March 31, 2005, we recognized a net tax benefit related to resolution of certain prior year tax matters. See Note 10 for additional information. The six months ended March 31, 2005 also included a net tax benefit related to a prior year state tax refund of a divested business recognized during the first quarter of 2005.

During the six months ended March 31, 2005, we received $25.8 million of cash related to state tax refunds for prior periods. The corresponding income was recognized in the fourth quarter of 2004 and the first quarter of 2005. This amount is included in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

Rocky Flats

In the first quarter of 2004, we recorded a benefit of $7.6 million ($4.6 million after tax) as a result of a final judgment in a defense claim legal proceeding related to our former operation of the Rocky Flats facility of the Department of Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax) recognized in the fourth quarter of 2003 related to the Rocky Flats defense claim legal proceeding. In March 2004, we received $15.1 million related to this matter. This amount is included, net of the related tax, in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Discontinued Operations – (Continued)

FirstPoint Contact

In the fourth quarter of 2004, we sold our former FirstPoint Contact business. The results of operations of FirstPoint Contact for 2004 are reflected in Income from Discontinued Operations in the Condensed Consolidated Statement of Operations.

Summarized results of FirstPoint Contact are as follows (in millions):

	Three Months Ended	Six Months Ended
	March 31, 2004	March 31, 2004
Sales	$33.3	$58.7
Income before income taxes	5.6	6.4
Net income	3.4	3.9

13.	Segment Information

The following tables reflect the sales and operating results from our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales
Control Systems	$1,006.3	$906.2	$1,999.5	$1,744.5
Power Systems	224.5	185.5	428.3	351.5
Intersegment sales	(12.4)	(12.1)	(24.5)	(26.1)

Total	$1,218.4	$1,079.6	$2,403.3	$2,069.9

Segment Operating Earnings
Control Systems	$186.8	$132.0	$376.8	$232.5
Power Systems	31.9	13.8	55.5	22.9

Total	218.7	145.8	432.3	255.4

Purchase accounting depreciation and amortization	(3.3)	(6.9)	(10.2)	(13.7)
General corporate — net	(23.3)	(22.5)	(39.3)	(39.4)
Interest expense	(11.5)	(10.2)	(22.6)	(20.7)
Income tax provision	(38.1)	(31.3)	(95.6)	(49.6)

Income from continuing operations	$142.5	$74.9	$264.6	$132.0

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

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations for the three- and six-month periods ended March 31, 2005 and 2004, and of cash flows for the six-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2004, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and in our report dated November 15, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
April 28, 2005

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

Non-GAAP Measures

     The following discussion includes sales excluding the effect of changes in currency exchange rates, income excluding the effect of certain tax and insurance recovery benefits and free cash flow, which are non-GAAP measures. See Supplemental Information for a reconciliation of reported sales to sales excluding the effect of changes in currency exchange rates in addition to a discussion of why management believes this non-GAAP measure is useful to investors. See Objectives and Outlook for 2005 for a reconciliation of income excluding the effect of certain tax and insurance recovery benefits in addition to a discussion of why management believes this non-GAAP measure is useful to investors. See Liquidity and Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why management believes this non-GAAP measure is useful to investors.

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

ROCKWELL AUTOMATION, INC.

U.S. Industrial Economic Trends

     In the second quarter of 2005, U.S. sales accounted for more than 60 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 continued into the second quarter of 2005, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:

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

	Industrial
	Equipment		Capacity
	Spending		Utilization
	(in billions)		(percent)	PMI
Fiscal 2005
March 2005	$162.7	A	79.4	55.2
December 2004	159.6		79.2	57.3

Fiscal 2004
September 2004	155.2		78.0	59.1
June 2004	145.0		77.8	61.2
March 2004	143.1		77.4	62.3
December 2003	139.5		76.8	62.1

Fiscal 2003
September 2003	140.8		75.8	55.1

A Advance estimate
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends

     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has, in part, been driven by investment in both infrastructure in developing economies and in basic materials production capacity in response to higher end product pricing.

     During the second quarter, we witnessed exceptionally strong revenue growth in Latin America, especially Mexico, double-digit revenue growth in Canada and continued strong demand in Asia-Pacific, particularly China and India.

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

     We made significant progress towards each of these objectives during the second quarter.

     Our outlook for 2005 assumes that the economic environment will remain favorable and that a sustainable industrial recovery will result in modest sequential growth during each quarter of 2005. While we expect demand for our products to benefit from this trend, we also assume that our growth will vary, and may exceed or lag trend levels in any given quarter.

     Based upon current economic conditions and business outlook, as of the date hereof we expect revenue to increase sequentially in each of the remaining quarters of 2005 by approximately 3 to 4 percent each quarter, resulting in full year 2005 organic revenue growth of approximately 10 percent, excluding the effect of changes in currency exchange rates. As of the date hereof, we expect full-year diluted earnings from continuing operations to be $2.55 to $2.65 per share, excluding the $0.10 income tax benefit and the $0.04 insurance recovery benefit, separately reported in the second quarter of 2005.

     The forward looking statements regarding our projected earnings per share from continuing operations for fiscal 2005 exclude $19.7 million ($0.10 per diluted share) related to tax benefits described in Income Taxes and $7.8 million after-tax ($0.04 per diluted share) related to an insurance recovery described in 2005 Second Quarter Compared to 2004 Second Quarter. Management believes that income excluding such income tax and insurance recovery benefits, which is a non-GAAP financial measure, is useful to investors because the benefits are not indicative of the magnitude of benefits we may recognize in the future. Management uses income excluding such benefits to monitor our performance.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

     Our sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Sales
Control Systems	$998.6	$897.0	$1,984.1	$1,725.8
Power Systems	219.8	182.6	419.2	344.1

Total	$1,218.4	$1,079.6	$2,403.3	$2,069.9

Segment Operating Earnings
Control Systems	$186.8	$132.0	$376.8	$232.5
Power Systems	31.9	13.8	55.5	22.9

Total	$218.7	$145.8	$432.3	$255.4

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

2005 Second Quarter Compared to 2004 Second Quarter

(in millions, except per share amounts)	2005	2004	Increase

Sales	$1,218.4	$1,079.6	$138.8

Income from continuing operations	142.5	74.9	67.6

Diluted earnings per share from continuing operations	0.75	0.39	0.36

     Sales increased 13 percent compared to the second quarter of 2004. Two percentage points of the growth was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies in relation to the U.S. dollar. Strong sales growth was experienced in nearly all of our businesses and in most geographic regions.

     Income from continuing operations in the second quarter of 2005 increased 90 percent compared to the second quarter of 2004. Results for the second quarter of 2005 include $19.7 million ($0.10 per share) of net tax benefits primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002. The second quarter of 2005 benefited from cost control, volume leverage and broad-based productivity improvements realized across most of our businesses and geographic regions. We continue to see improvement in Selling, general and administrative expenses as a percentage of our sales.

Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$998.6	$897.0	$101.6

Segment operating earnings	186.8	132.0	54.8

Segment operating margin	18.7%	14.7%	4.0pts

     Control Systems sales increased 11 percent compared to the second quarter of 2004. Two percentage points of the sales increase was due to the effect of changes in currency exchange rates. U.S. sales increased 9 percent in the second quarter of 2005 compared to the second quarter of 2004. Sales outside of the U.S. increased 14 percent, 8 percent excluding the effect of changes in currency exchange rates. Strong growth was reported in the Latin America, Canada and Asia-Pacific regions.

ROCKWELL AUTOMATION, INC.

2005 Second Quarter Compared to 2004 Second Quarter — (Continued)

Control Systems — (Continued)

     Control Systems benefited from continued strength in our customers’ investment in automation and productivity in the second quarter of 2005. Continued investment in our integrated architecture platform and in our portfolio of automation products, value-added services and solutions has allowed us to leverage this industrial spending. Our Logix integrated architecture platform and related product offerings grew by approximately 25 percent during the second quarter of 2005 compared to the second quarter of 2004.

     Segment operating earnings and margins benefited from volume leverage, productivity efforts and improved price/cost dynamics. Second quarter of 2005 results also include $11.4 million of our insurance claim for the recovery of previously-incurred legal costs.

Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$219.8	$182.6	$37.2

Segment operating earnings	31.9	13.8	18.1

Segment operating margin	14.5%	7.6%	6.9pts

     Power Systems sales increased 20 percent compared to the second quarter of 2004 due to significant growth in both our Mechanical and Electrical businesses. Strong sales volume continued in the second quarter of 2005 from the volume strength experienced in the second half of 2004 as the global market continued to invest in industrial capacity and productivity initiatives.

     Segment operating earnings and margins benefited from the cost and productivity initiatives launched in the second quarter of 2004, volume leverage and price increases, the combination of which more than offset higher material costs. Segment operating earnings in the second quarter of 2004 and the first quarter of 2005 included approximately $4.0 million of restructuring charges associated with cost and productivity initiatives.

General Corporate-Net

     General corporate expenses were $23.3 million in the second quarter of 2005 compared to $22.5 million in the second quarter of 2004.

Interest Expense

     Interest expense was $11.5 million in the second quarter of 2005 compared to $10.2 million in the second quarter of 2004. The increase was due to higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

(in millions, except per share amounts)	2005	2004	Increase

Sales	$2,403.3	$2,069.9	$333.4

Income from continuing operations	264.6	132.0	132.6

Diluted earnings per share from continuing operations	1.40	0.69	0.71

     Sales increased 16 percent in the first six months of 2005 compared to the first six months of 2004. Two percentage points of the growth was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies in relation to the U.S. dollar. Strong sales growth was experienced in nearly all of our businesses and in most geographic regions.

ROCKWELL AUTOMATION, INC.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004 — (Continued)

     Income from continuing operations in the first six months of 2005 increased 100 percent from the first six months of 2004. Results for the first six months of 2005 include $19.7 million ($0.10 per share) of net tax benefits primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002. The first six months of 2004 include $4.3 million ($0.02 per share) related to additional state tax benefits associated with a tax credit refund claim. The first six months of 2005 benefited from cost control, volume leverage and broad-based productivity improvements realized across most of our businesses and geographic regions. We continue to see improvement in Selling, general and administrative expenses as a percentage of our sales.

Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$1,984.1	$1,725.8	$258.3

Segment operating earnings	376.8	232.5	144.3

Segment operating margin	19.0%	13.5%	5.5pts

     Control Systems sales increased 15 percent compared to the first six months of 2004. Three percentage points of the sales increase was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies in relation to the U.S. dollar. U.S. sales increased 14 percent in the first six months of 2005 compared to the first six months of 2004. Sales outside of the U.S. increased 17 percent, 10 percent excluding the effect of changes in currency exchange rates. Particularly strong growth was reported in the Latin America, Canada and Asia-Pacific regions.

     Control Systems benefited from continued strength in our customers’ investment in automation and productivity in the first six months of 2005. Continued investment in our integrated architecture platform and in our portfolio of automation products, value-added services and solutions has allowed us to leverage this industrial spending. Our Logix integrated architecture platform and related product offerings grew by approximately 30 percent during the first six months of 2005 compared to the first six months of 2004.

     Segment operating earnings and margins benefited from volume leverage, productivity efforts and improved price/cost dynamics. Second quarter of 2005 results also include $11.4 million of our insurance claim for the recovery of previously-incurred legal costs.

Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$419.2	$344.1	$75.1

Segment operating earnings	55.5	22.9	32.6

Segment operating margin	13.2%	6.7%	6.5pts

     Power Systems sales increased 22 percent compared to the first six months of 2004 due to growth in both our Mechanical and Electrical businesses. Strong sales volume continued in the first half of 2005 consistent with the volume strength experienced in the second half of 2004 as the market continued to invest in industrial capacity and productivity initiatives.

     Segment operating earnings and margins benefited from the cost and productivity initiatives launched in the second quarter of 2004, volume leverage and price increases, the combination of which more than offset higher material costs. Segment operating earnings in the second quarter of 2004 included approximately $4.0 million of restructuring charges associated with cost and productivity initiatives.

General Corporate-Net

     General corporate expenses were $39.3 million in the first six months of 2005 compared to $39.4 million in the first six months of 2004.

ROCKWELL AUTOMATION, INC.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004 — (Continued)

Interest Expense

     Interest expense was $22.6 million in the first six months of 2005 compared to $20.7 million in the first six months of 2004. The increase was due to higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).

Income Taxes

     The effective tax rate for the first six months of 2005 was 26.5 percent compared to 27.3 percent in the first six months of 2004. Income taxes for the second quarter of 2005 included a net benefit of $19.7 million related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002. Income taxes for the first quarter of 2004 included a net benefit of $4.3 million related to state tax benefits associated with a previously reported U.S. research and experimentation tax credit settlement. See Note 10 in the Condensed Consolidated Financial Statements for additional information. We expect that the effective income tax rate for the remainder of 2005 will be approximately 32 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or reported net of their related tax effects. However, current and projected growth in higher tax jurisdictions may result in an increasing effective tax rate over time.

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

Liquidity and Financial Condition

     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended
	March 31,
	2005	2004
Cash provided by (used for):
Operating activities	$284.5	$268.9
Investing activities	(56.0)	(33.8)
Financing activities	(239.5)	(124.5)
Effect of exchange rate changes on cash	(3.9)	(3.0)

Cash (used for) provided by continuing operations	$(14.9)	$107.6

The following table summarizes free cash flow (in millions):

Cash provided by operating activities	$284.5	$268.9
Capital expenditures	(62.4)	(36.4)

Free cash flow	$222.1	$232.5

     Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investment required to maintain the operations of our businesses and execute our strategy. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.

     Free cash flow was $222.1 million for the six months ended March 31, 2005 compared to $232.5 million for the six months ended March 31, 2004. Largely contributing to the decrease in free cash flow were increased working capital needs and cash payments for income taxes partially offset by increased pretax earnings.

     Capital expenditures for the first half of the year include investments in information technology and certain long-lived asset replacements.

     When necessary, we utilize commercial paper as our principal source of short-term financing. At March 31, 2005 and September 30, 2004, we had no commercial paper borrowings outstanding. During the first six months of 2005 and 2004, we did not have significant commercial paper borrowings due to our cash position.

     We repurchased approximately 5.2 million shares of our common stock at a cost of $262.6 million in the first six months of 2005. At March 31, 2005, we had approximately 5.3 million shares remaining for stock repurchases under existing board authorizations. We repurchased approximately 3.1 million shares of our common stock at a cost of $99.9 million in the first six months of 2004. We anticipate continuing to repurchase stock in 2005, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

     Future significant uses of cash are expected to include dividends to shareowners, capital expenditures, repurchases of common stock and acquisitions of businesses and may include contributions to our pension plans. We increased our quarterly cash dividend by 36% from $0.165 to $0.225 per share beginning effective with our dividend declared on April 6, 2005. We expect capital expenditures in 2005 to be about $125 million. We expect that each of these future uses of cash will be funded by existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.

     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio, calculated as short-term debt and long-term debt as a percentage of short-term debt, long-term debt and shareowners’ equity, was 27.4 percent at March 31, 2005 and 28.9 percent at September 30, 2004.

ROCKWELL AUTOMATION, INC.

Liquidity and Financial Condition — (Continued)

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

The following is a summary of our credit ratings as of March 31, 2005:

	Short-Term		Long-Term
Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Stable	A	Stable
Moody’s	P-2	Stable	A3	Stable
Fitch Ratings	F1	Stable	A	Stable

     Moody’s changed its long-term outlook from negative to stable during the second quarter of 2005 to reflect our leading position in the global industrial automation market, our healthy balance sheet and solid cash flow generation.

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

Environmental

     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at March 31, 2005, there has been no material change to this information. The three- and six-month periods ended March 31, 2005 included charges of $4.9 million due to higher estimated costs for environmental remediation as described in Critical Accounting Policies and Estimates.

ROCKWELL AUTOMATION, INC.

Supplemental Information

Effect of Currency Translation on Sales

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

     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$745.0	$—	$745.0	$665.3
Canada	102.3	(7.3)	95.0	80.2
Europe, Middle East, Africa	207.9	(11.0)	196.9	199.5
Asia-Pacific	115.0	(4.6)	110.4	95.9
Latin America	48.2	(0.8)	47.4	38.7

Total Company Sales	$1,218.4	$(23.7)	$1,194.7	$1,079.6

	Six Months Ended			Six Months Ended
	March 31, 2005			March 31, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$1,466.9	$—	$1,466.9	$1,270.6
Canada	188.6	(13.8)	174.8	163.1
Europe, Middle East, Africa	416.4	(28.2)	388.2	373.1
Asia-Pacific	228.7	(8.5)	220.2	187.2
Latin America	102.7	(0.1)	102.6	75.9

Total Company Sales	$2,403.3	$(50.6)	$2,352.7	$2,069.9

ROCKWELL AUTOMATION, INC.

Supplemental Information — (Continued)

Effect of Currency Translation on Sales — (Continued)

     The following is a reconciliation of our reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$546.9	$—	$546.9	$499.8
Canada	89.9	(6.4)	83.5	72.4
Europe, Middle East, Africa	206.3	(10.9)	195.4	195.6
Asia-Pacific	110.8	(4.6)	106.2	93.2
Latin America	44.7	(0.8)	43.9	36.0

Total Control Systems Sales	$998.6	$(22.7)	$975.9	$897.0

	Six Months Ended			Six Months Ended
	March 31, 2005			March 31, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$1,090.5	$—	$1,090.5	$959.6
Canada	166.7	(12.2)	154.5	145.8
Europe, Middle East, Africa	411.9	(27.8)	384.1	365.4
Asia-Pacific	219.6	(8.5)	211.1	184.3
Latin America	95.4	(0.2)	95.2	70.7

Total Control Systems Sales	$1,984.1	$(48.7)	$1,935.4	$1,725.8

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

     We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at March 31, 2005, there has been no material change to this information. The three- and six-month periods ended March 31, 2005 included charges of $4.9 million due to higher estimated costs for environmental remediation at several legacy sites.

Recent Accounting Pronouncements

     See Note 2 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at March 31, 2005, there has been no material change to this information.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2005, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the quarter ended March 31, 2005 to timely alert them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings.

During 2005, we continue to make improvements to the design and effectiveness of our internal controls over financial reporting, including those related to our information technology systems, as part of a previously existing overall program of internal control and as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Some of these changes, especially to our internal controls related to information technology systems, could be deemed to have materially improved our internal control over financial reporting. We anticipate that improvements will continue to be made.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Such information is updated in its entirety, as of March 31, 2005, as follows:

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

On November 13, 1990, we were served with another civil action brought against us in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with our operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified us that it would no longer reimburse costs incurred by us in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against us for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone will also be entitled to an award of attorneys’ fees but the court refused to award fees until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, we filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. We believe that ruling is in error and have petitioned the 10th Circuit Court of Appeals for en banc review. We believe that an outcome adverse to us will not have a material effect on our business or financial condition. We believe that we are entitled under applicable law and our contract with the DOE to be indemnified for all costs and any liability associated with this action, and intend to file a claim with the DOE seeking reimbursement.

On January 8, 1991, we filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees that we allege are owed to us under the terms of our contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against us alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On March 20, 1997, the court stayed the case pending disposition of the civil action described in the preceding paragraph. On August 30, 1999, the court continued the stay pending appeal in that civil action. On October 6, 2004, we filed a motion to vacate the stay and allow the case to go forward. That motion was granted on January 18, 2005. We believe the government’s counterclaim is without merit, and believe we are entitled under applicable law and our contract with the DOE to be indemnified for any liability associated with the counterclaim.

Russellville. On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from a plant in Russellville, Kentucky owned and operated by our Measurement & Flow Control Division prior to its divestiture in March 1989, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision on the imposition of civil penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Supreme Court of the State of Kentucky has let stand. We have been proceeding with remediation and characterization efforts consistent with the trial court’s ruling.

Solaia Technology LLC. We and our wholly owned subsidiary Rockwell Software Inc. are parties in several suits in which Solaia Technology LLC is adverse. Solaia is a single-purpose entity formed to license US Patent No. 5,038,318 (the ‘318 patent). Solaia acquired the ‘318 patent from Schneider Automation, Inc., a competitor of ours in the field of factory automation. Schneider has retained certain interests in the ‘318 patent, including a share in Solaia’s licensing income. Solaia has asserted that the ‘318 patent covers computer controlled factory automation systems used throughout most modern factories in the United States.

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings — (Continued)

Solaia has issued hundreds of demand letters to a wide range of factory owners and operators, and has filed a series of lawsuits against over 40 companies alleging patent infringement. A significant number of the companies sued by Solaia have chosen to settle the claims for amounts that we believe are notably smaller than the likely legal costs of successfully defending Solaia’s claims in court. Recently, Solaia has dismissed its lawsuits against several of the companies that chose not to settle.

In a suit filed by Solaia on July 2, 2002 in Chicago, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02-C-4704, N.D. Ill.) (Chicago patent suit), Solaia accused sixteen companies of infringing the ‘318 patent. We made arrangements with ArvinMeritor, which owns and operates our former automotive business, to undertake ArvinMeritor’s defense of Solaia’s patent claims to seek to assure that Solaia’s infringement claim against ArvinMeritor could be finally and actually adjudicated in the Chicago patent suit. In that case, Solaia responded on May 12, 2003 by suing us directly for direct patent infringement, demanding material monetary damages. We believe that Solaia’s claim against us in the Chicago patent suit is wholly without merit and baseless. On March 28, 2005, the court granted ArvinMeritor’s motion for summary judgment that the accused ArvinMeritor systems did not infringe the ‘318 patent. On the same date, the court denied Solaia’s motion for summary judgment that the accused Rockwell systems infringed the ‘318 patent. Additional summary judgment motions, in which we seek dismissal of Solaia’s claims against us, remain pending.

We sought to protect our customers from Solaia’s claims by bringing an action in federal court in Milwaukee against Solaia, its law firm Niro, Scavone, Haller & Niro, and Schneider Automation, Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al. (Case No. 02-C-1195 E.D. Wis.) (the Milwaukee action). Pursuant to our claims of tortious interference, civil conspiracy and violations of federal antitrust and unfair competition laws, we are seeking monetary damages and other relief arising from the infringement claims Solaia has made against our customers.

In January 2003, Solaia filed a lawsuit in federal court in Chicago against us and several others, Solaia Technology LLC v. Rockwell Automation, Inc., et al., (Case No. 03-C-566 N.D. Ill.), alleging federal antitrust and unfair competition violations, tortious interference, defamation and other claims. We deny any liability under those claims. Solaia’s antitrust and tort case has now been transferred to the federal court in Milwaukee (Case No. 03-C-939, E.D. Wis.) and effectively consolidated with the Milwaukee action, and all proceedings in Milwaukee have been administratively stayed.

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings — (Continued)

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former subsidiary Allen-Bradley. Kemper’s status as a financially viable entity is in question. We seek to recover from the carriers the indemnity costs and defense expenses incurred previously and to be incurred in the future in asbestos lawsuits brought by claimants alleging asbestos exposure for which Allen-Bradley is alleged to be responsible. On January 21, 2005, the Milwaukee County Circuit Court issued a preliminary ruling in our favor on several issues in the case in connection with our motion for summary judgment seeking reimbursement of certain past indemnity costs and defense expenses. Although the ruling is not final and may be subject to further proceedings, we expect that as a result of this ruling the carriers will at a minimum be jointly and severally responsible for (a) paying on-going indemnity costs and defense expenses from January 21, 2005 forward for a substantial majority of the Allen-Bradley asbestos claims and (b) paying a portion of past defense costs incurred from June 2002 through the present in connection with Allen-Bradley asbestos cases. The specific amounts for which the carriers are responsible will be the subject of further proceedings in the case. However, both carriers have acknowledged their obligation to reimburse us for reasonable costs incurred in defending these matters and for past indemnity payments since June 2002. The carriers have also acknowledged their duty to pay 100 percent of defense costs going forward. During the second quarter of 2005, we recorded $11.4 million in earnings (pre-tax) related to the expected recovery from the carriers for previously-incurred costs.

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

ROCKWELL AUTOMATION, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended March 31, 2005:

			Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total		Part of Publicly	Shares that May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	per Share (1)	Programs (2)	Programs (2)
January 1 - 31, 2005	480,800	$50.5151	480,800	7,415,200
February 1 - 28, 2005	921,000	$59.6201	921,000	6,494,200
March 1 - 31, 2005	1,144,700	$58.5055	1,144,700	5,349,500

Total	2,546,500	$57.4000	2,546,500	5,349,500

(1)	Average price paid per share includes brokerage commissions.

(2)
On December 1, 2004, we announced a one year, 9 million share repurchase program, effective December 2, 2004, that was approved by our Board of Directors, replacing our former repurchase program in effect since December 4, 1996. The program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to previously established price and volume parameters. As of March 31, 2005, approximately 5.3 million shares remain subject to repurchase under the program.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of shareowners on February 2, 2005.

(b)	At the annual meeting, the shareowners:

(i)	voted to elect three directors. Each nominee for director was elected to a term expiring at our annual meeting of shareowners in 2008 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld
Bruce M. Rockwell	156,732,637	7,671,338
Joseph F. Toot, Jr.	151,558,445	12,845,530
Kenneth F. Yontz	160,610,876	3,793,099

(ii)
voted on a proposal to approve the selection by the Audit Committee of the Board of Directors of the firm of Deloitte & Touche LLP as auditors for fiscal year 2005. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	159,668,191
Negative votes	3,101,270
Abstentions	1,634,513

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits

*Exhibit 10.1	-	Description of amendments to certain Restricted Stock Agreements between the Company and each of Betty C. Alewine, William T. McCormick, Jr., Bruce M. Rockwell and Joseph F. Toot, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

*Exhibit 10.2	-	Memorandum of Amendments to the Rockwell Automation, Inc. 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2005.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: April 29, 2005	By	/s/ J. V. Gelly
J. V. Gelly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 29, 2005	By	/s/ D. M. Dorgan
D. M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Description of amendments to certain Restricted Stock Agreements between the Company and each of Betty C. Alewine, William T. McCormick, Jr., Bruce M. Rockwell and Joseph F. Toot, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

10.2	Memorandum of Amendments to the Rockwell Automation, Inc. 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2005.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.