Form 10-Q
period 2005-06-30
ROCKWELL  AUTOMATION INC
filed 2005-07-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005 Commission file number 1-12383

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
Yes  ☑     No  ☐

181,600,862 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2005.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$468.8	$473.8
Receivables, net	756.1	719.9
Inventories, net	595.0	574.3
Deferred income taxes	136.0	132.7
Other current assets	122.5	125.4

Total current assets	2,078.4	2,026.1

Properties, net	771.1	804.5
Goodwill, net	809.8	811.1
Other intangible assets, net	317.1	323.8
Other assets	260.7	235.7

TOTAL	$4,237.1	$4,201.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$0.2	$0.2
Accounts payable	332.0	362.2
Compensation and benefits	157.9	202.3
Income taxes payable	49.0	8.3
Other current liabilities	385.3	290.6

Total current liabilities	924.4	863.6

Long-term debt	751.8	757.7
Retirement benefits	508.9	505.6
Deferred income taxes	39.9	89.3
Other liabilities	120.4	124.0

Commitments and contingent liabilities (Note 11)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,109.8	1,050.6
Retained earnings	2,371.1	2,255.7
Accumulated other comprehensive loss	(221.3)	(226.8)
Unearned restricted stock compensation	(1.8)	(1.1)
Common stock in treasury, at cost (shares held:
June 30, 2005, 34.8; September 30, 2004, 32.6)	(1,582.5)	(1,433.8)

Total shareowners’ equity	1,891.7	1,861.0

TOTAL	$4,237.1	$4,201.2

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Sales	$1,264.7	$1,135.0	$3,668.0	$3,204.9
Cost of sales	(783.7)	(723.1)	(2,282.0)	(2,075.6)

Gross profit	481.0	411.9	1,386.0	1,129.3

Selling, general and administrative expenses	(286.6)	(267.6)	(812.9)	(786.8)
Other income (expense)	8.5	(4.4)	12.6	(0.3)
Interest expense	(11.7)	(10.1)	(34.3)	(30.8)

Income from continuing operations before income taxes	191.2	129.8	551.4	311.4
Income tax provision (Note 10)	(63.9)	(4.3)	(159.5)	(53.9)

Income from continuing operations	127.3	125.5	391.9	257.5

Income from discontinued operations (Note 12)	—	0.9	18.8	9.4

Net income	$127.3	$126.4	$410.7	$266.9

Basic earnings per share:

Continuing operations	$0.70	$0.68	$2.13	$1.38
Discontinued operations	—	—	0.10	0.05

Net income	$0.70	$0.68	$2.23	$1.43

Diluted earnings per share:

Continuing operations	$0.68	$0.66	$2.08	$1.34
Discontinued operations	—	—	0.10	0.05

Net income	$0.68	$0.66	$2.18	$1.39

Cash dividends per share	$0.45	$0.33	$0.78	$0.66

Weighted average outstanding shares:

Basic	182.7	185.0	183.9	186.0

Diluted	186.4	190.5	188.2	191.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2005	2004
Continuing Operations:

Operating Activities:
Income from continuing operations	$391.9	$257.5
Adjustments to arrive at cash provided by operating activities:
Depreciation	111.2	118.6
Amortization of intangible assets	16.0	19.9
Retirement benefits expense	66.7	66.2
Pension trust contributions	(62.9)	(144.2)
Net loss on disposition of property	2.0	1.2
Income tax benefit from the exercise of stock options	59.3	26.3
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(15.0)	(20.7)
Inventories	(17.7)	(23.4)
Accounts payable	(30.8)	6.2
Compensation and benefits	(44.4)	8.4
Income taxes	7.1	36.6
Other assets and liabilities	(17.9)	2.0

Cash Provided by Operating Activities	465.5	354.6

Investing Activities:
Capital expenditures	(85.7)	(58.6)
Proceeds from sale of property	7.5	2.3
Other investing activities	(0.7)	0.4

Cash Used for Investing Activities	(78.9)	(55.9)

Financing Activities:
Repayments of debt	—	(8.4)
Cash dividends	(102.0)	(92.1)
Purchases of treasury stock	(390.3)	(174.0)
Proceeds from the exercise of stock options	87.8	54.9
Other financing activities	(1.2)	(1.0)

Cash Used for Financing Activities	(405.7)	(220.6)

Effect of exchange rate changes on cash	(5.8)	(2.7)

Cash (Used for) Provided by Continuing Operations	(24.9)	75.4

Cash Provided by Discontinued Operations	19.9	27.9

(Decrease) Increase in Cash and Cash Equivalents	(5.0)	103.3
Cash and Cash Equivalents at Beginning of Period	473.8	226.4

Cash and Cash Equivalents at End of Period	$468.8	$329.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three- and nine-month periods ended June 30, 2005 are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

In September 2004, we sold our FirstPoint Contact business. FirstPoint Contact is classified as a discontinued operation in the condensed consolidated financial statements for all periods presented.

Revenue Recognition

Sales of products and services, representing approximately 90% of our consolidated sales, are recorded when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.

We recognize substantially all of the remainder of our sales on construction-type contracts using either the percentage-of-completion or completed contract methods of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress towards completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using either (i) the relationship between actual costs incurred and total estimated costs at completion or (ii) units-of-delivery. Under the percentage-of-completion method, we adjust sales and gross profit for revisions of estimated total contract costs or revenue in the period the change is identified. We record estimated losses on contracts when they are identified.

We use contracts and customer purchase orders to determine the existence of an agreement of sale. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer’s payment history.

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales in the Condensed Consolidated Statement of Operations.

Returns, Rebates and Incentives

Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the end user or original equipment manufacturer (OEM) customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.

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

Receivables

Receivables are stated net of allowances for doubtful accounts of $23.8 million at June 30, 2005 and $25.2 million at September 30, 2004. In addition, receivables are stated net of unissued credits related to customer returns, rebates and incentives of $10.3 million at June 30, 2005 and $7.8 million at September 30, 2004.

Properties

Properties are stated net of accumulated depreciation of $1,379.4 million at June 30, 2005 and $1,335.2 million at September 30, 2004.

Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applicable for the full fiscal year. The rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects. The tax effect of significant unusual or extraordinary items are recognized in the period in which they are realizable.

Tax benefits related to claims are recognized when they become probable and reasonably estimable.

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable solely to stock options. We use the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price (out-of-the-money options) over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three- and nine-month periods ended June 30, 2005, options for 18,000 and 14,767 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three- and nine-month periods ended June 30, 2004, options for approximately 100,000 shares were excluded from the diluted EPS calculation because they were antidilutive.

Dividends

During the 2005 third quarter, the Company declared a dividend of $0.225 per share payable June 6, 2005 to shareowners of record on May 16, 2005 and also declared a fourth quarter 2005 dividend of $0.225 per share payable September 6, 2005 to shareowners of record on August 15, 2005. During the 2004 third quarter, the Company declared a dividend of $0.165 per share payable June 7, 2004 and also declared a fourth quarter 2004 dividend of $0.165 per share payable September 7, 2004.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  Basis of Presentation and Accounting Policies — (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock options are granted at prices equal to the fair market value of our common stock on the grant dates; therefore we do not recognize compensation expense in connection with stock options granted to employees. We recognize compensation expense on grants of restricted stock during the period of the employee’s service. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards in each period (in millions, expect per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$127.3	$126.4	$410.7	$266.9
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	0.1	0.4	0.3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3.9)	(2.2)	(15.1)	(10.2)

Pro forma net income	$123.6	$124.3	$396.0	$257.0

Earnings per share:
Basic — as reported	$0.70	$0.68	$2.23	$1.43

Basic — pro forma	$0.68	$0.67	$2.15	$1.38

Diluted — as reported	$0.68	$0.66	$2.18	$1.39

Diluted — pro forma	$0.66	$0.65	$2.10	$1.34

We estimated the fair value of each option using the Black-Scholes pricing model.

Pro forma net income for the nine-month period ended June 30, 2005 includes an additional $4.9 million after tax of compensation expense, recognized in the second quarter of 2005, for retirement eligible stock option plan participants. Previously we reported compensation expense for these participants over the vesting period. Stock options granted to retirement eligible plan participants who retire under our retirement plans on or after the first anniversary of the grant date continue to vest post-retirement in accordance with plan provisions and agreements related thereto. If the plan participant retires less than twelve months from the grant date, the options under that grant are forfeited. Stock compensation expense on grants to plan participants who are retirement eligible on the grant date or who will be retirement eligible in less than twelve months from the grant date is now reported in pro forma net income over the twelve month period from the grant date. Stock compensation expense on grants to plan participants who become retirement eligible twelve or more months after the grant date is reported in pro forma net income over the period from grant date to the retirement eligibility date.

Pro forma net income for the nine months ended June 30, 2004 includes $3.6 million after tax of expense related to performance-vesting options  that  vested  in  the  first  quarter  of  2004  as a result of the  market  price  of  our  common  stock reaching a specified level for a pre-determined  period of time.

See Note 2 for further discussion of the recent accounting pronouncement regarding stock-based compensation.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued staff position 143-1, Accounting for Electronic Equipment Waste Obligations (FSP 143-1). FSP 143-1 addresses accounting for obligations associated with the European Union’s directive on the disposal of electrical and electronic equipment waste. We adopted FSP 143-1 effective for the third quarter of 2005. The effect of the adoption on our financial statements and related disclosures is not significant.

In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. The interpretation is required to be adopted in the first quarter of 2006. We are currently evaluating the interpretation to determine the effect on our financial statements and related disclosures.

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation costs related to share-based payment transactions, including stock options and restricted stock, to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the instruments issued using an option pricing model and will be recognized over the requisite service period. We are required to implement SFAS 123(R) for our 2006 fiscal year. SFAS 123(R) will apply to all awards granted after the implementation date and to previously-granted awards unvested as of the implementation date. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $15 to $20 million ($0.08 to $0.11 per share) after-tax for 2006. However, our actual share-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

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

3.	Inventories Inventories are summarized as follows (in millions):

	June 30,	September 30,
	2005	2004

Finished goods	$205.1	$218.7
Work in process	165.2	135.4
Raw materials, parts, and supplies	224.7	220.2

Inventories	$595.0	$574.3

Inventories are reported net of the allowance for excess and obsolete inventory of $46.3 million at June 30, 2005 and $46.2 million at September 30, 2004.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2005 are as follows (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2004	$666.0	$145.1	$811.1
Translation and other	(1.3)	—	(1.3)

Balance as of June 30, 2005	$664.7	$145.1	$809.8

Other intangible assets consisted of the following (in millions):

	June 30, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$117.7	$86.7	$31.0
Computer software products	120.9	67.1	53.8
Patents	39.3	36.1	3.2
Other	93.2	74.9	18.3

Total amortized intangible assets	371.1	264.8	106.3
Intangible assets not subject to amortization	210.8	—	210.8

Total	$581.9	$264.8	$317.1

	September 30, 2004
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$117.7	$84.6	$33.1
Computer software products	113.4	57.6	55.8
Patents	39.3	35.4	3.9
Other	93.2	73.0	20.2

Total amortized intangible assets	363.6	250.6	113.0
Intangible assets not subject to amortization	210.8	—	210.8

Total	$574.4	$250.6	$323.8

The Allen-Bradley, Reliance and Dodge trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $23.2 million in 2005, $20.0 million in 2006, $19.9 million in 2007, $19.3 million in 2008 and $15.6 million in 2009.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2005 and concluded that no impairments existed.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Product Warranty Obligations

We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or from installation to an end-user or OEM customer. We also record a liability for specific warranty matters when they become known and reasonably estimable. Our product warranty obligations are included in Other current liabilities in the Condensed Consolidated Balance Sheet.

Changes in the product warranty obligations for the nine-month periods ended June 30, 2005 and 2004 are as follows (in millions):

	Nine Months Ended
	June 30,
	2005	2004

Balance at beginning of period	$28.9	$29.3
Warranties recorded at time of sale	33.4	23.1
Adjustments to pre-existing warranties	(0.4)	—
Payments	(28.9)	(21.9)

Balance at end of period	$33.0	$30.5

6.	Long-Term Debt

Long-term debt consists of the following (in millions):

	June 30,	September 30,
	2005	2004

6.15% notes, payable in 2008	$347.4	$353.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.6)	(46.0)

Subtotal	751.8	757.7
Less current portion	—	—

Long-term debt	$751.8	$757.7

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350 million aggregate principal amount of 6.15 percent notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 5.30 percent at June 30, 2005 and 4.27 percent at September 30, 2004. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $2.6 million at June 30, 2005 and an asset of $3.7 million at September 30, 2004. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. In accordance with SFAS 133, the carrying value of the underlying debt was decreased to $347.4 million in the Condensed Consolidated Balance Sheet at June 30, 2005 and increased to $353.7 million in the Condensed Consolidated Balance Sheet at September 30, 2004, with the corresponding offset recorded within Other liabilities and Other assets in the respective Condensed Consolidated Balance Sheet.

At September 30, 2004, we had $675.0 million of unsecured committed credit facilities, with $337.5 million expiring in October 2004 and $337.5 million expiring in October 2005. On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. It replaced both the facility expiring on that date and the facility expiring in October 2005 (which we cancelled on that date). Borrowings under our existing credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This facility is available for general corporate purposes, including support for our commercial paper borrowings. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities are available to foreign subsidiaries. Borrowings under our credit facilities during the nine months ended June 30, 2005 were not significant.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Retirement Benefits

The components of net periodic benefit cost are as follows (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$15.2	$15.1	$45.7	$45.3
Interest cost	29.9	27.4	90.2	82.0
Expected return on plan assets	(33.1)	(30.2)	(99.8)	(89.3)
Amortization:
Prior service cost	0.4	0.4	1.3	1.3
Net transition asset	(0.1)	(0.5)	(0.2)	(1.6)
Net actuarial loss	3.7	3.7	10.9	11.0

Net periodic benefit cost	$16.0	$15.9	$48.1	$48.7

	Other Postretirement
	Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$1.2	$1.5	$3.8	$4.4
Interest cost	5.4	4.9	15.7	14.9
Amortization:
Prior service cost	(3.4)	(3.5)	(10.0)	(10.4)
Net actuarial loss	3.0	2.9	9.1	8.6

Net periodic benefit cost	$6.2	$5.8	$18.6	$17.5

In the first nine months of 2005, we made a voluntary contribution of $50.0 million to our U.S. qualified pension plan trust. In the first nine months of 2004, we made voluntary contributions of $125.0 million to our U.S. qualified pension plan trust.

8.	Comprehensive Income

Comprehensive income consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$127.3	$126.4	$410.7	$266.9
Other comprehensive income:
Currency translation adjustments	(26.5)	0.1	0.2	23.4
Net unrealized gains on cash flow hedges	5.9	5.5	5.8	15.0
Other	0.8	0.8	(0.5)	(1.1)

Other comprehensive (loss) income	(19.8)	6.4	5.5	37.3

Comprehensive income	$107.5	$132.8	$416.2	$304.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Related Party Transactions

We own 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. Our investment in RSC of $59.8 million at June 30, 2005 and $57.5 million at September 30, 2004 is included in Other assets in the Condensed Consolidated Balance Sheet.

We have an agreement with RSC pursuant to which RSC performs research and development services for us through 2005. We are obligated to pay RSC a minimum of $2.5 million for such services in 2005. We incurred $0.7 million in the three-month period ended June 30, 2005 and $2.1 million in the nine-month period ended June 30, 2005, and $0.8 million in the three-month period ended June 30, 2004 and $2.1 million in the nine-month period ended June 30, 2004 for research and development services performed by RSC. At June 30, 2005, the amounts due to or from RSC were not significant. At September 30, 2004, the amount due to RSC for research and development services was $0.7 million. At September 30, 2004, the amount due from RSC for cost sharing arrangements was not significant.

We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. At June 30, 2005 and September 30, 2004, there were no outstanding borrowings on the line of credit. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $4.9 million. The lease agreement has a term that ends in December 2011.

We own 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. We paid CoLinx $5.0 million in the three-month period ended June 30, 2005 and $13.5 million in the nine-month period ended June 30, 2005 and $5.0 million in the three-month period ended June 30, 2004 and $13.3 million in the nine-month period ended June 30, 2004 primarily for logistics services. In addition, CoLinx paid us $0.7 million in the three-month period ended June 30, 2005 and $2.1 million in the nine-month period ended June 30, 2005 and $0.7 million in the three-month period ended June 30, 2004 and $2.0 million in the nine-month period ended June 30, 2004 for the use of facilities we own and other services. The amounts due to or from CoLinx at June 30, 2005 and September 30, 2004 were not significant.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Income Taxes

In connection with the divestiture of certain businesses in prior years, we retained tax liabilities and the rights to tax refunds for periods prior to the respective divestitures. As a result, from time to time, we may receive refunds or may be required to make payments related to tax matters associated with these divested businesses. Amounts recorded for these matters are based on estimates. We review and revise these estimates as appropriate to take into account all information we have available. Actual amounts received or paid could differ materially from those estimates and would accordingly result in an adjustment to results of operations in the period the refunds are received or payments are made.

In the nine months ended June 30, 2005, we recognized a net tax benefit of $19.7 million in income from continuing operations ($0.10 per share) and $18.8 million in income from discontinued operations ($0.10 per share) related to current and former businesses. The net tax benefits included in income from continuing operations are primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002. In addition, these net tax benefits include the effect of the true-up of estimated tax audit contingency accruals in connection with closure of the 1998 through 2002 audit. The net tax benefits included in discontinued operations relate primarily to the closure of the 1998 through 2002 audit ($7.5 million) and to a prior year state tax refund of a divested business.

We made a cash payment of $37.6 million in the third quarter of 2005 and expect to receive cash of $9.7 million in the fourth quarter of 2005 in connection with closure of the 1998 through 2002 audit.

In the nine months ended June 30, 2004, we recognized tax benefits of $38.8 million ($0.20 per share) in income from continuing operations, of which $34.4 million ($0.18 per share) was recognized during the third quarter of 2004. The benefits recognized relate primarily to resolution of non-U.S. tax matters, an agreement with a taxing authority related to the treatment of an investment, and state tax benefits associated with a previously reported U.S. research and experimentation tax credit settlement.

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former subsidiary Allen-Bradley. As a result of this litigation, which is now settled, the insurance carriers have paid a total of $15.9 million for past defense and indemnity costs, and have agreed to pay for the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims, subject to policy limits. If either carrier becomes insolvent, we may be required under preference laws to refund the amounts that we have collected and will continue to collect in the applicable preference period prior to the insolvency. If either carrier becomes insolvent or the policy limits of either carrier are exhausted, our share of future defense and indemnity costs may increase. However, coverage under excess policies may be available to pay some or all of these costs.

The uncertainties of asbestos claim litigation and the long term solvency of our insurance carriers make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

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

In connection with the divestitures of certain of our businesses, there may be lawsuits, claims and proceedings instituted or asserted against us related to the period that we owned the businesses. In addition, we have guaranteed performance and payment under certain contracts of divested businesses.

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

Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, intellectual property, environmental, safety and health, employment and contract matters. Although we cannot predict the outcome of litigation with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the matters that are pending or asserted will not have a material adverse effect on our business or financial condition.

12.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income tax matters	$—	$—	$18.8	$—
Rocky Flats	—	—	—	4.6
FirstPoint Contact	—	0.9	—	4.8

Income from discontinued operations	$—	$0.9	$18.8	$9.4

Income Tax Matters

The nine months ended June 30, 2005 included a net tax benefit related to resolution of certain prior year tax matters and a state tax refund of a divested business. See Note 10 for additional information.

During the nine months ended June 30, 2005, we received $25.8 million of cash related to state tax refunds for prior periods. The corresponding income was recognized in the fourth quarter of 2004 and the first quarter of 2005. This amount is included in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Discontinued Operations — (Continued)

FirstPoint Contact

In the fourth quarter of 2004, we sold our former FirstPoint Contact business. The results of operations of FirstPoint Contact for 2004 are reflected in Income from Discontinued Operations in the Condensed Consolidated Statement of Operations.

Summarized results of FirstPoint Contact are as follows (in millions):

	Three Months Ended	Nine Months Ended
	June 30, 2004	June 30, 2004
Sales	$28.5	$87.2
Income before income taxes	1.5	7.9
Net income	0.9	4.8
13.	Segment Information

The following tables reflect the sales and operating results from our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales
Control Systems	$1,043.2	$940.8	$3,042.7	$2,685.3
Power Systems	233.8	206.3	662.1	557.8
Intersegment sales	(12.3)	(12.1)	(36.8)	(38.2)

Total	$1,264.7	$1,135.0	$3,668.0	$3,204.9

Segment Operating Earnings
Control Systems	$188.6	$143.8	$565.4	$376.3
Power Systems	32.6	23.3	88.1	46.2

Total	221.2	167.1	653.5	422.5

Purchase accounting depreciation and amortization	(2.4)	(6.8)	(12.6)	(20.5)
General corporate — net	(15.9)	(20.4)	(55.2)	(59.8)
Interest expense	(11.7)	(10.1)	(34.3)	(30.8)
Income tax provision	(63.9)	(4.3)	(159.5)	(53.9)

Income from continuing operations	$127.3	$125.5	$391.9	$257.5

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, nonrecurring special charges, gains and losses from the disposition of businesses, earnings and losses from equity affiliates that are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, we record intersegment sales either at a market price or cost plus a mark-up, which does not necessarily represent a market price.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three- and nine-month periods ended June 30, 2005 and 2004, and of cash flows for the nine-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2004, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for the year then ended (not presented herein); and in our report dated November 15, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.” In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
July 28, 2005

ROCKWELL AUTOMATION, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Cautionary Statement
     This Quarterly Report contains statements (including certain projections and business trends) that may be accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to, the following:
•
economic and political changes in global markets where we compete, such as currency exchange rates, inflation rates, recession, foreign ownership restrictions and other external factors we cannot control;

•	demand for and market acceptance of new and existing products;

•	levels of capital spending in industrial markets;

•	the availability and price of components and materials;

•	successful development of advanced technologies;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	regulatory and legislative changes related to the reporting and funding of pension and health care obligations;

•	successfully addressing claims by taxing authorities resulting from cross-border global business operations;

•	the ability to attract and retain qualified personnel;

•	the uncertainties of litigation; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
     These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.
Non-GAAP Measures
     The following discussion includes sales excluding the effect of changes in currency exchange rates, income excluding the effect of certain tax and insurance recovery benefits and free cash flow, which are non-GAAP measures. See Supplemental Information for a reconciliation of reported sales to sales excluding the effect of changes in currency exchange rates and a discussion of why management believes this non-GAAP measure is useful to investors. See Objectives and Outlook for 2005 for a reconciliation of income excluding the effect of certain tax and insurance recovery benefits and a discussion of why management believes this non-GAAP measure is useful to investors. See Liquidity and Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why management believes this non-GAAP measure is useful to investors.
Overview
     We are a leading global provider of industrial automation power, control and information products and services. We have two operating segments: Control Systems and Power Systems. Control Systems supplies industrial automation products, systems, software and services. Power Systems supplies mechanical power transmission products and industrial motors and drives. Both are focused on helping customers improve manufacturing processes.
     Overall demand for our products is driven by:
•	Investments in capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•
Industry factors that include our customers’ new product introductions, trends in the actual and forecasted demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	Levels of global industrial production; and

•	Regional factors that include local political, social, regulatory and economic circumstances.

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
     In the third quarter of 2005, U.S. sales accounted for more than 61 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 continued into the third quarter of 2005, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:
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

     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending and Capacity Utilization, and the continued expansion in manufacturing activity, as indicated by the PMI, since September 2003.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI

Fiscal 2005
June 2005	$ (A)	80.0	53.8
March 2005	163.3	79.5	55.2
December 2004	159.6	79.2	57.3

Fiscal 2004
September 2004	155.2	78.0	59.1
June 2004	145.0	77.8	61.2
March 2004	143.1	77.4	62.3
December 2003	139.5	76.8	62.1

Fiscal 2003
September 2003	140.8	75.8	55.1

(A)	Economic indicator, as published by the U.S. Department of Commerce Bureau of Economic Analysis, not available at time of filing.

Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
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
     The table below presents our actual sales for the three-month period ended June 30, 2005 by geographic region and the change in sales from the three-month period ended June 30, 2004 (in millions, except percentages):

			Change
			Adjusted for
		Change vs.	Currency vs.
	Three	Three	Three
	Months	Months	Months
	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2004(1)
United States	$777.7	9%	—
Canada	108.9	34%	23%
Europe, Middle East, Africa	205.9	3%	-2%
Asia-Pacific	120.5	19%	13%
Latin America	51.7	39%	27%

Total Company Sales	$1 ,264.7	11%	9%

(1)	Change adjusted for currency excludes the effect of currency translation in sales. See Supplemental Information for information on this non-GAAP measure.

Industry Views
     We serve customers in a wide range of industries, including consumer products, transportation, basic materials, and oil and gas.
     Our consumer products customers are engaged in the food and beverage, brewing, consumer packaged goods and life sciences industries. This group is generally less cyclical than other heavy manufacturing customers.
     Sales to our transportation customers are affected by such factors as customer investment in new model introductions and more flexible manufacturing technologies.
     Our customers in the basic materials industry, including mining, aggregates, metals, forest products and cement, all benefit from higher commodities prices and higher global demand for basic materials, both of which encourage significant investment in capacity and productivity in these industries.
     As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity. In addition, higher energy prices have historically caused customers across all industries to consider new investment in more energy-efficient manufacturing processes and technologies.

ROCKWELL AUTOMATION, INC.
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
     We made significant progress towards each of these objectives during the third quarter.
     Our outlook for 2005 assumes that the economic environment will remain favorable and that a sustainable industrial recovery will result in gradual sequential growth during the fourth quarter of 2005. While we expect demand for our products to benefit from this trend, we also assume that our growth will vary, and may exceed or lag trend levels in any given quarter.
     Based upon current economic conditions and business outlook, we expect 2005 organic revenue growth of approximately 10 to 11 percent, excluding the effect of changes in currency exchange rates. We expect full-year diluted earnings from continuing operations to be $2.60 to $2.65 per share, excluding the $0.10 income tax benefit and the $0.04 insurance recovery benefit, separately reported in the second quarter of 2005.
     The forward looking statements regarding our projected earnings per share from continuing operations for fiscal 2005 exclude $19.7 million ($0.10 per share) related to tax benefits described in Income Taxes and $7.8 million after-tax ($0.04 per share) related to an insurance recovery described in Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004. Management believes that income excluding such income tax and insurance recovery benefits, which is a non-GAAP financial measure, is useful to investors because the benefits are not indicative of the magnitude of benefits we may recognize in the future. Management uses income excluding such benefits to monitor our performance.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
     Our sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales
Control Systems	$1,035.4	$933.3	$3,019.5	$2,659.1
Power Systems	229.3	201.7	648.5	545.8

Total	$1,264.7	$1,135.0	$3,668.0	$3,204.9

Segment Operating Earnings
Control Systems	$188.6	$143.8	$565.4	$376.3
Power Systems	32.6	23.3	88.1	46.2

Total	$221.2	$167.1	$653.5	$422.5

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
2005 Third Quarter Compared to 2004 Third Quarter

(in millions, except per share amounts)	2005	2004	Increase

Sales	$1,264.7	$1,135.0	$129.7

Income from continuing operations	127.3	125.5	1.8

Diluted earnings per share from continuing operations	0.68	0.66	0.02

     Sales increased 11 percent compared to the third quarter of 2004. Two percentage points of the growth was due to the effect of changes in currency exchange rates. Particularly strong sales growth experienced in the Americas and Asia-Pacific regions was partially offset by a slight decline in Europe, excluding the effect of changes in currency exchange rates. Excluding the effect of changes in currency exchange rates, sales increased by 8 percent at our Control Systems segment and by 13 percent at our Power Systems segment.
     Income from continuing operations in the third quarter of 2005 increased 1 percent compared to the third quarter of 2004. The third quarter of 2004 includes $34.5 million ($0.18 per share) of separately reported net tax benefits related to the resolution of certain income tax matters. The third quarter of 2005 benefited from higher volume, productivity and pricing, partially offset by the effect of cost inflation.
Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$1,035.4	$933.3	$102.1

Segment operating earnings	188.6	143.8	44.8

Segment operating margin	18.2%	15.4%	2.8pts

     Control Systems sales increased 11 percent compared to the third quarter of 2004. Three percentage points of the sales increase was due to the effect of changes in currency exchange rates. U.S. sales increased 8 percent in the third quarter of 2005 compared to the third quarter of 2004. Non-U.S. sales increased 15 percent, 8 percent excluding the effect of changes in currency exchange rates. Particularly strong sales growth was experienced in the Americas and Asia-Pacific regions, while sales in Europe were slightly lower excluding the effect of changes in currency exchange rates.

ROCKWELL AUTOMATION, INC.
2005 Third Quarter Compared to 2004 Third Quarter — (Continued)
Control Systems — (Continued)
     Sales growth in the quarter was led by particularly strong performance of our drives and motor control businesses. Our Logix integrated architecture platform and related product offerings grew by approximately 20 percent.
     Segment operating earnings increased by 31 percent in the third quarter of 2005 compared to 2004. Operating earnings and margins benefited from higher volume, productivity efforts and pricing, partially offset by the effect of cost inflation.
Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$229.3	$201.7	$27.6

Segment operating earnings	32.6	23.3	9.3

Segment operating margin	14.2%	11.6%	2.6pts

     Power Systems sales increased 14 percent compared to the third quarter of 2004 with significant growth in both our Mechanical and Electrical businesses. We experienced strong demand from the mining, aggregates and energy industries.
     Segment operating earnings increased by 40 percent in the third quarter of 2005 compared to 2004. The increase in segment operating earnings is attributable to volume leverage, productivity efforts and an improved price/cost environment. Operating margins benefited from the cost and productivity initiatives launched in the second quarter of 2004.
General Corporate-Net
     General corporate expenses were $15.9 million in the third quarter of 2005 compared to $20.4 million in the third quarter of 2004. The decrease is primarily the result of higher estimated costs for environmental remediation at two legacy sites recognized in the third quarter of 2004.
Interest Expense
     Interest expense was $11.7 million in the third quarter of 2005 compared to $10.1 million in the third quarter of 2004. The increase was due to higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

(in millions, except per share amounts)	2005	2004	Increase

Sales	$3,668.0	$3,204.9	$463.1

Income from continuing operations	391.9	257.5	134.4

Diluted earnings per share from continuing operations	2.08	1.34	0.74

     Sales increased 14 percent in the first nine months of 2005 compared to the first nine months of 2004. Two percentage points of the growth was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies in relation to the U.S. dollar. Sales grew in all regions and nearly all of our businesses, with particularly strong sales growth experienced in the Americas and Asia-Pacific regions. Excluding the effect of changes in currency exchange rates, sales grew 11 percent in our Control Systems segment and 18 percent at our Power Systems segment.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004 — (Continued)
     Income from continuing operations in the first nine months of 2005 increased 52 percent from the first nine months of 2004. Results for the first nine months of 2005 include $19.7 million ($0.10 per share) of separately reported net tax benefits primarily related to the resolution of claims and other tax matters in connection with the closure of the 1998 through 2002 federal audit and $7.8 million after-tax ($0.04 per share) of benefits related to an insurance settlement. The first nine months of 2004 include $38.8 million ($0.20 per share) of separately reported tax benefits resulting from the resolution of state and non-U.S. income tax matters. The first nine months of 2005 benefited from volume leverage, cost control and broad-based productivity improvements realized across most of our businesses and geographic regions.
Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$3,019.5	$2,659.1	$360.4

Segment operating earnings	565.4	376.3	189.1

Segment operating margin	18.7%	14.2%	4.5pts

     Control Systems sales increased 14 percent compared to the first nine months of 2004. Three percentage points of the sales increase was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies in relation to the U.S. dollar. U.S. sales increased 12 percent in the first nine months of 2005 compared to the first nine months of 2004. Sales outside of the U.S. increased 16 percent, 10 percent excluding the effect of changes in currency exchange rates. Particularly strong growth was reported in the Americas and Asia-Pacific regions.
     Control Systems benefited from continued strength in our customers’ investment in automation and productivity in the first nine months of 2005. Sales growth was led by particularly strong performance in our drives and motor control businesses. Additionally, our Logix integrated architecture platform and related product offerings grew by 25 percent during the first nine months of 2005 compared to 2004.
     Segment operating earnings increased by 50 percent in the first nine months of 2005 compared to 2004. Segment operating earnings in the first nine months of 2005 include $11.4 million (pre-tax) of benefits related to an insurance settlement. Operating earnings and margins benefited from higher volume, productivity efforts and pricing, that partially offset the effects of cost inflation.
Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$648.5	$545.8	$102.7

Segment operating earnings	88.1	46.2	41.9

Segment operating margin	13.6%	8.5%	5.1pts

     Power Systems sales increased 19 percent compared to the first nine months of 2004 with growth in both our Mechanical and Electrical businesses. Strong demand was experienced from the mining, aggregates and energy industries as the market continued to invest in industrial capacity and productivity initiatives.
     Segment operating earnings increased by 91 percent in the first nine months of 2005 compared to 2004. The increase in segment operating earnings is attributable to volume leverage, productivity and an improved price/cost environment. Operating margins benefited from the cost and productivity initiatives launched in the second quarter of 2004. Segment operating earnings in the first nine months of 2004 included approximately $4.0 million of restructuring charges associated with cost and productivity initiatives.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004 — (Continued)
General Corporate-Net
     General corporate expenses were $55.2 million in the first nine months of 2005 compared to $59.8 million in the first nine months of 2004. The decrease in expenses is attributed to increased interest income and decreased environmental costs.
Interest Expense
     Interest expense was $34.3 million in the first nine months of 2005 compared to $30.8 million in the first nine months of 2004. The increase was due to higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).
Income Taxes
     The effective tax rate for the first nine months of 2005 was 28.9 percent compared to 17.3 percent in the first nine months of 2004. Income taxes for the nine months ended June 30, 2005 included a net benefit of $19.7 million recorded in the second quarter related to the resolution of claims and other tax matters in connection with the closure of the federal audit for the years 1998 through 2002. Income taxes for the nine months ended June 30, 2004 included a net benefit of $38.8 million recorded in the third quarter resulting from the resolution of certain tax matters. See Note 10 in the Condensed Consolidated Financial Statements for additional information. We now expect that the effective income tax rate for the remainder of 2005 will be approximately 32.5 percent, an increase from our previous estimate of 32 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or items reported net of their related tax effects. Current and projected growth in income in higher tax jurisdictions have resulted, and may continue to result, in an increasing effective tax rate over time.
Discontinued Operations
     See Note 12 in the Condensed Consolidated Financial Statements regarding discontinued operations.

ROCKWELL AUTOMATION, INC.
Liquidity and Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2005	2004

Cash provided by (used for):
Operating activities	$465.5	$354.6
Investing activities	(78.9)	(55.9)
Financing activities	(405.7)	(220.6)
Effect of exchange rate changes on cash	(5.8)	(2.7)

Cash (Used for) provided by continuing operations	$(24.9)	$75.4

The following table summarizes free cash flow (in millions):

Cash provided by operating activities	$465.5	$354.6
Capital expenditures	(85.7)	(58.6)

Free cash flow	$379.8	$296.0

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
     Free cash flow was $379.8 million for the nine months ended June 30, 2005 compared to $296.0 million for the nine months ended June 30, 2004. The increase in free cash flow is largely due to lower voluntary pension trust contributions and increased pretax earnings partially offset by increased working capital needs.
     Capital expenditures for the first nine months of the year include higher investments in information technology and certain long-lived asset replacements.
     When necessary, we utilize commercial paper as our principal source of short-term financing. At June 30, 2005 and September 30, 2004, we had no commercial paper borrowings outstanding. During the first nine months of 2005 and 2004, we did not have significant commercial paper borrowings due to our cash position.
     We repurchased approximately 7.7 million shares of our common stock at a cost of $390.3 million in the first nine months of 2005. At June 30, 2005, we had approximately 2.8 million shares remaining for stock repurchases under existing board authorizations. We repurchased approximately 5.3 million shares of our common stock at a cost of $174.0 million in the first nine months of 2004. We anticipate continuing to repurchase stock in 2005, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
     Future significant uses of cash are expected to include dividends to shareowners, capital expenditures, repurchases of common stock, acquisitions of businesses and may include contributions to our pension plans. We increased our quarterly cash dividend by 36 percent from $0.165 to $0.225 per share beginning effective with our dividend declared on April 6, 2005. We expect capital expenditures in 2005 to be about $140 million. We expect to fund each of these future uses of cash with existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio, calculated as short-term debt and long-term debt as a percentage of short-term debt, long-term debt and shareowners’ equity, was 28.4 percent at June 30, 2005 and 28.9 percent at September 30, 2004.

ROCKWELL AUTOMATION, INC.
Liquidity and Financial Condition — (Continued)
     In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility that replaced our then existing $675.0 million credit facilities. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total-capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities are available to foreign subsidiaries.
The following is a summary of our credit ratings as of June 30, 2005:

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
     Should our access to the commercial paper market be adversely affected due to a change in market conditions or otherwise, we expect to rely on a combination of available cash and the unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities could be higher than the cost of commercial paper borrowings.
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at June 30, 2005, there has been no material change to this information. The nine-month period ended June 30, 2005 included charges of $6.9 million due to higher estimated costs for environmental remediation as described in Critical Accounting Policies and Estimates.

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
     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$777.7	$—	$777.7	$715.1
Canada	108.9	(8.7)	100.2	81.5
Europe, Middle East, Africa	205.9	(9.0)	196.9	200.2
Asia-Pacific	120.5	(6.3)	114.2	100.9
Latin America	51.7	(4.4)	47.3	37.3

Total Company Sales	$1,264.7	$(28.4)	$1,236.3	$1,135.0

	Nine Months Ended			Nine Months Ended
	June 30, 2005			June 30, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$2,244.6	$—	$2,244.6	$1,985.7
Canada	297.5	(22.5)	275.0	244.6
Europe, Middle East, Africa	622.3	(37.2)	585.1	573.3
Asia-Pacific	349.2	(14.8)	334.4	288.1
Latin America	154.4	(4.5)	149.9	113.2

Total Company Sales	$3,668.0	$(79.0)	$3,589.0	$3,204.9

ROCKWELL AUTOMATION, INC.
Supplemental Information — (Continued)
Effect of Currency Translation on Sales — (Continued)
     The following is a reconciliation of our reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$574.8	$—	$574.8	$532.8
Canada	94.5	(7.8)	86.7	72.2
Europe, Middle East, Africa	204.2	(9.0)	195.2	197.1
Asia-Pacific	113.8	(6.3)	107.5	96.9
Latin America	48.1	(4.3)	43.8	34.3

Total Control Systems Sales	$1,035.4	$(27.4)	$1,008.0	$933.3

	Nine Months Ended			Nine Months Ended
	June 30, 2005			June 30, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$1,665.3	$—	$1,665.3	$1,492.4
Canada	261.2	(20.0)	241.2	218.0
Europe, Middle East, Africa	616.1	(36.8)	579.3	562.5
Asia-Pacific	333.4	(14.8)	318.6	281.2
Latin America	143.5	(4.5)	139.0	105.0

Total Control Systems Sales	$3,019.5	$(76.1)	$2,943.4	$2,659.1

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
     We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at June 30, 2005, there have been no material changes to this information, except as follows:
     We have evaluated and revised our planned actuarial assumptions to be used in determining our 2005 obligations and our 2006 expense for our pension and postretirement benefit plans. Our assessment included an analysis of historical experience and market based factors. Based on our revised actuarial assumptions, we estimate that our 2006 pension expense will increase by approximately $40 to $50 million compared to 2005. The change is primarily the result of a decrease in the U.S. discount rate from 6.25 to 5.25 percent. We estimate that our 2006 postretirement benefits expense will increase by approximately $10 to $15 million compared to 2005. The increase is primarily the result of changes in our assumptions for retirement age, mortality and turnover.
     The estimated change in the pension projected benefit obligation, including the revised actuarial assumptions, is approximately $450 million and the estimated increase in the postretirement projected benefit obligation is approximately $90 million.
     The nine-month period ended June 30, 2005 included charges of $6.9 million due to higher estimated costs for environmental remediation at several legacy and operating sites.
     We now expect that the effective tax rate for the remainder of 2005 will be approximately 32.5 percent, an increase from our previous estimate of 32 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or items reported net of their related tax effects. Current and projected growth in income in higher tax jurisdictions have resulted, and may continue to result, in an increasing effective tax rate over time.
Recent Accounting Pronouncements
     See Note 2 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. We believe that at June 30, 2005, there has been no material change to this information.

Item 4.	Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2005, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005. During 2005, we continue to make improvements to the design and effectiveness of our internal controls over financial reporting, including those related to our information technology systems, as part of a previously existing overall program of internal control and as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Some of these changes, especially to our internal controls related to information technology systems, could be deemed to have materially improved our internal control over financial reporting. We anticipate that improvements will continue to be made.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.

Information with respect to our legal proceedings is contained in Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. We believe that at June 30, 2005, there has been no material change to this information, except that the section entitled “Asbestos” is updated in its entirety as follows:

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former subsidiary Allen-Bradley. As a result of this litigation, which is now settled, the insurance carriers have paid a total of $15.9 million for past defense and indemnity costs, and have agreed to pay for the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims, subject to policy limits. If either carrier becomes insolvent, we may be required under preference laws to refund the amounts that we have collected and will continue to collect in the applicable preference period prior to the insolvency. If either carrier becomes insolvent or the policy limits of either carrier are exhausted, our share of future defense and indemnity costs may increase. However, coverage under excess policies may be available to pay some or all of these costs.

ROCKWELL AUTOMATION, INC.
Item 1.	Legal Proceedings — (Continued)

The uncertainties of asbestos claim litigation and the long term solvency of our insurance carriers make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our common stock during the three months ended June 30, 2005:

			Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total		Part of Publicly	Shares that May Yet
	Number of	Average	Announced	Be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased (1)	per Share (2)	Programs (3)	Programs (3)
April 1 - 30, 2005	985,000	$52.0033	985,000	4,364,500
May 1 - 31, 2005	717,100	$48.6972	715,600	3,648,900
June 1 - 30, 2005	845,000	$49.2754	845,000	2,803,900

Total	2,547,100	$50.1675	2,545,600

(1)
All of the shares purchased during the quarter ended June 30, 2005 were acquired pursuant to the repurchase program described in (3) below, except for 1,500 shares that were acquired in May 2005 from an employee. These shares were acquired in connection with a stock swap exercise of employee stock options and the surrender of shares to us to pay the exercise price.

(2)	Average price paid per share includes brokerage commissions.

(3)
On December 1, 2004, we announced a one year, 9 million share repurchase program, effective December 2, 2004, that was approved by our Board of Directors, replacing our former repurchase program in effect since December 4, 1996. The program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to previously established price and volume parameters. As of June 30, 2005, approximately 2.8 million shares remain subject to repurchase under the program.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits

Exhibit 10*	-	Summary of Non-Employee Director Compensation and Benefits as of July 1, 2005.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2005.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ROCKWELL AUTOMATION, INC.
                   (Registrant)

Date:	July 28, 2005	By	/s/ James V. Gelly

James V. Gelly Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2005	By	/s/ David M. Dorgan

David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibits
10	Summary of Non-Employee Director Compensation and Benefits as of July 1, 2005.

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2005.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.