Form 10-K
period 2005-09-30
ROCKWELL  AUTOMATION INC
filed 2005-11-10
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005. Commission file number 1-12383

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
None
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑          No ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐          No ☑
          The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2005 was approximately $10.4 billion.
          179,136,454 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
          Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 1, 2006 is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
          This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

•	economic and political changes in global markets where we compete, such as currency exchange rates, inflation rates, interest rates, recession, local laws, regulations and policies of foreign governments and other external factors we cannot control;

•	successful development of advanced technologies, demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	regulatory and legislative changes related to the reporting and funding of pension and health care obligations;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
          These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1 Risk Factors for additional information.

Item 1.	Business
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
          On September 30, 1997, we completed the spinoff of our automotive component systems business into an independent, separately traded, publicly held company named Meritor Automotive, Inc. (Meritor). On July 7,

2000, Meritor and Arvin Industries, Inc. merged to form ArvinMeritor, Inc. (ArvinMeritor). On December 31, 1998, we completed the spinoff of our semiconductor systems business (Semiconductor Systems) into an independent, separately traded, publicly held company named Conexant Systems, Inc. (Conexant). On June 29, 2001, we completed the spinoff of our Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company named Rockwell Collins, Inc. (Rockwell Collins). In September 2004, we sold our FirstPoint Contact business. Additional information related to this divestiture is contained in Note 13 in the Financial Statements.
          As used herein, the terms “we”, “us”, “our”, the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
          Where reference is made in any Item of this Annual Report on Form 10-K to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), or to information in our Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 1, 2006 (the 2006 Proxy Statement), such information is incorporated therein by such reference. All date references to years refer to our fiscal year unless otherwise stated.
Operating Segments
          We have two operating segments: Control Systems and Power Systems. In 2005, our total sales were $5.0 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2005, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.

Control Systems
          Control Systems is our largest operating segment with 2005 sales of $4.1 billion (82 percent of our total sales) and approximately 17,000 employees at September 30, 2005. Control Systems supplies industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes. The operating segment includes two main business groups: the Components and Packaged Applications Group (CPAG) and the Automation Control and Information Group (ACIG).
          CPAG supplies industrial components, power control and motor management products, and packaged and engineered products and systems. CPAG’s sales account for approximately 40 percent of Control Systems’ sales.
          ACIG’s core products are used primarily to control and monitor industrial plants and processes and typically consist of a processor, software and input/output (I/ O) devices. ACIG’s integrated architecture and Logix controllers perform multiple types of control applications, including discrete, batch, continuous process, drive system, motion and machine safety across various factory floor operations. ACIG’s sales account for approximately 45 percent of Control Systems’ sales.
          In addition, Control Systems’ offering also includes services and solutions, such as multi-vendor customer support, training, automation systems integration, asset management, and manufacturing information solutions for discrete and targeted batch process industries. Control Systems’ service and solution offerings compete with Emerson Electric Co., General Electric Company, Invensys, Siemens AG and other system integrators.

          The following is a summary of the major products and services and major competitors of Control Systems’ two main business groups:

Business Group	Major Products/Services	Major Competitors

CPAG	Motor starters Contactors Push buttons Signaling devices Termination and protection devices Relays and timers Condition sensors Adjustable speed drives Motor control centers Drive systems	ABB, Ltd. Schneider Electric SA Siemens AG

ACIG	Controllers
Control platforms
Software
Input/output devices
High performance rotary and linear
  motion control systems
Electronic operator interface devices
Sensors
Industrial computers
	Machine safety components	Emerson Electric Co. Mitsubishi Omron Schneider Electric SA Siemens AG

          Depending on the product or service involved, Control Systems’ competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies specializing in niche products and services. Factors that influence Control Systems’ competitive position are its broad product portfolio and scope of solutions, technology leadership, knowledge of customer applications, large installed base, established distribution network, quality of products and services, price and global presence.
          Control Systems’ products are marketed primarily under the Allen-Bradley and Rockwell Software brand names. Major markets served include consumer products, transportation, oil and gas, mining, metals and forest products.
          In North America, Control Systems’ products are sold primarily through independent distributors that typically do not carry products that compete with Allen-Bradley products. Large systems and service offerings are sold principally through a direct sales force, though opportunities are sometimes sourced through distributors or system integrators. Product sales outside the United States occur through a combination of direct sales, sales through distributors and sales through system integrators.
          In 2005, sales in the United States accounted for 56 percent of Control Systems’ sales. Outside the U.S., Control Systems’ primary markets were Canada, China, the United Kingdom, Germany, Italy, Mexico, Australia and Korea.
          Control Systems is headquartered in Milwaukee, Wisconsin and has operations in North America, Europe, Asia-Pacific and Latin America.

Power Systems
          Power Systems recorded 2005 sales of $0.9 billion (18 percent of our total sales) and had approximately 4,000 employees at September 30, 2005. Power Systems consists of two business groups: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).

          The following is a summary of the major products and services and major competitors of the Power Systems operating segment:

Business Group	Major Products/ Services	Major Competitors

Mechanical	Mounted bearings Gear reducers Mechanical drives Conveyor pulleys Couplings Bushings Clutches Motor brakes	Emerson Electric Co. Rexnord Corporation SEW — Eurodrive SKF

Electrical	Industrial and engineered motors Adjustable speed drives Repair services Motor and mechanical maintenance solutions Training Consulting services to OEMs, end-users and distributors	A.O. Smith Corporation Baldor Electric Company Emerson Electric Co. Regal-Beloit Corporation Siemens AG

          Depending on the product involved, Power Systems’ competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies specializing in niche products and services. Factors that influence Power Systems’ competitive position are product quality, installed base, price and our established distributor network. While Power Systems’ competitive position is strong in North America, it is limited somewhat by its small presence outside the United States.
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
          In 2005, sales in the United States accounted for 87 percent of Power Systems’ sales. Outside the U.S., Power Systems’ primary markets were Canada, China and Mexico.
          Power Systems is headquartered in Greenville, South Carolina and has operations in North America, Europe and Asia-Pacific.
Geographic Information
          In 2005, sales in the United States accounted for 62 percent of our total sales. Our principal markets outside the United States are in Canada, China, the United Kingdom, Germany, Italy, Mexico, Australia and Korea. See Risk Factors below for a discussion of risks associated with our operations outside of the United States.
          Sales and property information by major geographic area for each of the three years in the period ended September 30, 2005 is contained in Note 18 in the Financial Statements.

Research and Development
          Our research and development spending is (in millions):

	Year Ended September 30,

	2005	2004	2003

Control Systems	$128.2	$111.8	$111.9
Power Systems	10.4	9.9	9.7

	$138.6	$121.7	$121.6

          Customer-sponsored research and development was not significant in 2005, 2004 or 2003.
Employees
          At September 30, 2005, we had approximately 21,000 employees. Approximately 14,000 were employed in the United States, and, of these employees, about 7 percent were represented by various local or national unions.
Raw Materials and Supplies
          We purchase many items of equipment, components and materials used in the production of our products from others. The raw materials essential to the conduct of each of our business segments generally are available at competitive prices. Although we have a broad base of suppliers and subcontractors, we depend upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. See Risk Factors below for a discussion of risks associated with our reliance on third party suppliers.
Backlog
          Our total order backlog was $772.5 million at September 30, 2005 and $500.4 million at September 30, 2004. Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities.
Environmental Protection Requirements
          Information about the effect on the Company and its manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Financial Statements. See also Item 3. Legal Proceedings.
Patents, Licenses and Trademarks
          We own or license numerous patents and patent applications related to our products and operations. Various claims of patent infringement and requests for patent indemnification have been made to us. We believe that none of these claims will have a material adverse effect on our financial condition. See Item 3. Legal Proceedings. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. See Risk Factors below for a discussion of risks associated with our intellectual property.
          The Company’s name and its registered trademark “Rockwell Automation” is important to each of our business segments. In addition, we own other important trademarks we use for certain products and services, such as “Allen-Bradley” and “A-B” for electronic controls and systems for industrial automation, “Reliance” and “Reliance Electric” for electric motors and drives and “Dodge” for mechanical power transmission products.

Seasonality
          Our business segments are not subject to significant seasonality.
Risk Factors

We generate a substantial portion of our revenues from international sales and are subject to the risks of doing business outside of the United States.
          Approximately 38 percent of our revenues in 2005 were outside of the U.S. Future growth rates and success of our business depend in large part on continued growth in our non-U.S. operations. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include changes in political, economic and social environments, local labor conditions, changes in laws, regulations and policies of foreign governments, as well as U.S. laws affecting activities of U.S. companies abroad, including tax laws and enforcement of contract and intellectual property rights. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. Additionally, cash generated in non-U.S. jurisdictions may be difficult to transfer to the U.S. in a tax-efficient manner.

An inability to anticipate changes in customer preferences could result in decreased demand for our products.
          Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products requires high levels of innovation and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences, demand for our products could decline and our operating results would be adversely affected.

General economic, business or industry conditions may result in a decrease in our revenues and profitability.
          Demand for our products is sensitive to changes in levels of global industrial production. As economic activity slows down, companies tend to reduce their levels of capital spending, resulting in decreased demand for our products. If this occurs, our revenues and profitability may be negatively affected.

Information technology infrastructure failures could significantly affect our business.
          We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.
          We are in the process of introducing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes, organization structures, and a common information system over a period of several years. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.

The global industrial automation power, control and information products and services industry is highly competitive.
          We face strong competition in all of our market segments. Price competition in our various industries is intense and pricing pressures from competitors and customers are increasing. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

The growth of our Control Systems solutions offerings may create additional risks.
          Risks inherent in the sale of systems and solutions include assuming greater responsibility for project completion and success, defining and controlling contract scope, efficient execution of projects, and the efficiency and quality of our subcontractors. Our inability to control, manage, and mitigate these risks could adversely affect our results of operations.

Natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations could harm our business.
          Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products, or could disrupt our supply chain.

The inability to secure and maintain rights to intellectual property could harm our business and our customers.
          We own the rights to many patents, trademarks, brand names and trade names that are important to our business. The loss of patents or licenses used in principal portions of our business may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant. In addition, others may assert intellectual property infringement claims against us or our customers. We sometimes provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal costs to defend claims could have an adverse effect on our business.

Future legislation or regulations intended to reform the funding and reporting of pension benefit plans could adversely affect our operating results and cash flows, as could changes in market conditions that impact the assumptions we use to measure our liabilities under these plans.
          Legislators and agencies of the U.S. government have proposed legislation and regulations to amend, restrict or eliminate various features of, and mandate additional funding of, pension benefit plans. If legislation or new regulations are adopted, we may be required to contribute additional cash to these plans, in excess of our current estimates. Market volatility in interest rates, investment returns and other factors could also adversely affect the funded status of our pension plans. Moreover, future changes to the accounting and reporting standards related to pension plans could create significant volatility in our operating results.

The inability to successfully defend claims from taxing authorities related to our current and divested businesses could adversely affect our operating results and financial position.
          We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position. In connection with the divestiture of certain businesses in prior years, we retained tax liabilities and the rights to tax refunds for periods before the divestitures. As a result, from time to time, we may be required to make payments related to tax matters associated with those divested businesses.

Our failure to attract and retain qualified personnel could lead to a loss of revenue or profitability.
          Our success depends in part on the efforts and abilities of our senior management team and key employees. Their skills, experience and industry contacts significantly benefit our operations and administration. The failure to attract and retain members of our senior management team and key employees could have a negative effect on our operating results.

Potential liabilities and costs from litigation (including asbestos claims) could adversely affect our business.
          Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, safety and health, employment and contract matters. We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance coverage make it difficult to accurately predict the ultimate resolution thereof.

Potential liabilities and costs relating to environmental remediation could adversely affect our business.
          Our operations, both in the United States and abroad, are subject to regulation by various environmental regulatory authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Environmental laws and regulations can be complex and may change. Our financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages can extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties currently owned and used by us, regardless of whether the contamination is attributable to prior owners.
          We have been named as a potentially responsible party at cleanup sites and may be in the future as well, and the costs associated with these current and future sites may be significant.

Risks associated with acquisitions could have an adverse effect on us.
          We have acquired, and anticipate continuing to acquire, businesses in an effort to enhance shareowner value. Acquisitions involve risks and uncertainties, including:

•	difficulties integrating the acquired company, retaining the acquired business’ customers, and achieving the expected benefits of the acquisition, such as revenue increases, cost savings, and increases in geographic or product presence, in the desired time frames, if at all;

•	loss of key employees of the acquired business;

•	implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•	diversion of management’s attention from other business concerns.
          Future acquisitions could cause us to incur additional debt, dilution, contingent liabilities, increased interest expense, and amortization expenses related to intangible assets. Impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

A disruption to our distribution channel could have an adverse effect on our operating results.
          In North America, approximately 75 percent of our sales are through a limited number of third party distributors. While we maintain the right to appoint new distributors, any unplanned disruption to the existing channel could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability of the distributor, or other unforeseen events.

Our reliance on third party suppliers creates certain risks and uncertainties.
          Our manufacturing processes require that we purchase a high volume of equipment, components and materials from third party suppliers. Our reliance on these suppliers involves certain risks, including:

•	the cost of these purchases may change due to inflation, exchange rates and other factors;

•	poor quality can adversely affect the reliability and reputation of our products; and

•	a shortage of components or materials could adversely affect our manufacturing efficiencies and delivery capabilities, which could reduce sales and profitability.
          Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in desired quantities and in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where alternative sources of supply are available, qualifying the alternative suppliers and establishing reliable supplies could cost more or could result in delays and a possible loss of revenues.
Available Information
          We maintain an Internet site at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after we file or furnish these reports with the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board Committees are also available at our Internet site. These Guidelines and charters are also available in print to any shareowner upon request. The information contained on and linked from our Internet site is not incorporated by reference into this Form 10-K.
          The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K and were included as Exhibits to each of our Quarterly Reports on Form 10-Q filed with the SEC during 2005. Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 2, 2005, pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 2.	Properties
          At September 30, 2005, we operated 69 plants, principally in North America. We also had 278 sales and administrative offices and a total of 37 warehouses, service centers, and other facilities. The aggregate floor space of our facilities was approximately 14.1 million square feet. Of this floor space, we owned approximately 52 percent and leased approximately 48 percent. Manufacturing space occupied approximately 6.6 million square feet. Our Control Systems segment occupied approximately 3.7 million square feet, and our Power Systems segment occupied the remaining approximately 2.9 million square feet of manufacturing space. At September 30, 2005, approximately 0.7 million square feet of floor space was not in use, principally in owned facilities.
          In November 2005, we sold and leased back 24 properties in North America comprising approximately 3.8 million square feet. See Note 20 in the Financial Statements for additional information.
          There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

Item 3.	Legal Proceedings
          Rocky Flats Plant. On January 30, 1990, a civil action was brought in the United States District Court for the District of Colorado against us and another former operator of the Rocky Flats Plant (the Plant), Golden, Colorado, that we operated from 1975 through December 31, l989 for the Department of Energy (DOE). The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. The plaintiffs, who purportedly represent two classes, sought compensatory damages of $250 million for diminution in value of real estate and other economic loss; the creation of a fund of $150 million to finance medical monitoring and surveillance services; exemplary damages of $300 million; CERCLA response costs in an undetermined amount; attorneys’ fees; an injunction; and other proper relief. On February 13, 1991, the court granted certain of the motions of the defendants to dismiss the case. The plaintiffs subsequently filed a new complaint, and on November 26, 1991, the court granted in part a renewed motion to dismiss. The remaining portion of the case is pending before the court. On October 8, 1993, the court certified separate medical monitoring and property value classes. Trial began on October 11, 2005. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including us, in the action. Beginning on that date, the costs of our defense, which had previously been reimbursed to us by the DOE, have been and are being paid directly by the DOE. We believe that we are entitled under applicable law and our contract with the DOE to be indemnified for all costs and any liability associated with this action.
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
          On January 8, 1991, we filed suit in the United States Claims Court against the DOE, seeking recovery of $6.5 million of award fees that we allege are owed to us under the terms of our contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim against us alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On May 4, 2005, we filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit described in the preceding paragraph. On September 30, 2005, the DOE denied that claim, a denial we intend to appeal, and simultaneously filed a motion in the Court of Claims suit seeking leave to amend its answer and counterclaim to seek repayment of $4 million in previously reimbursed Stone defense costs or an offset of that amount against any judgment we might obtain against the DOE on our claim for award fees.
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
          Solaia Technology LLC. We are a party in several suits in which Solaia Technology LLC (Solaia) is adverse. Solaia is a single-purpose entity formed to license US Patent No. 5,038,318 (the ’318 patent). Solaia acquired the ’318 patent from Schneider Automation, Inc., a competitor of ours in the field of factory automation. Schneider has retained certain interests in the ’318 patent, including a share in Solaia’s licensing income. Solaia has asserted that the ’318 patent covers computer controlled factory automation systems used throughout most modern factories in the United States.
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
          In a suit filed by Solaia on July 2, 2002 in Chicago, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02-C-4704, N.D. Ill.) (Chicago patent suit), Solaia accused sixteen companies of infringing the ’318 patent. We made arrangements with ArvinMeritor, which owns and operates our former automotive business, to undertake ArvinMeritor’s defense of Solaia’s patent claims to seek to assure that Solaia’s infringement claim against ArvinMeritor could be finally and actually adjudicated in the Chicago patent suit. In that case, Solaia responded on May 12, 2003 by suing us directly for direct patent infringement, demanding material monetary damages. We believe that Solaia’s claim against us in the Chicago patent suit is wholly without merit and baseless. On March 28, 2005, the court granted ArvinMeritor’s motion for summary judgment that the accused ArvinMeritor systems did not infringe the ’318 patent. On the same date, the court denied Solaia’s motion for summary judgment that the accused Rockwell systems infringed the ’318 patent. Additional summary judgment motions, in which we seek dismissal of Solaia’s claims against us, remain pending.
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
          Asbestos. Like thousands of other companies, we (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of our products or specify which of these claimants, if any, were exposed to asbestos attributable to our products; and past experience has shown that the vast majority of the claimants will never identify any of our products. In addition, when our products appear to be identified, they are frequently from divested businesses, and we are indemnified for most of the costs. For those claimants who do show that they worked with our products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of our products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
          We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former Allen-Bradley subsidiary. As a result, the insurance carriers have paid some past defense and indemnity costs and have agreed to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims, subject to policy limits. If either carrier becomes insolvent or the policy limits of either carrier are exhausted, our share of future defense and indemnity costs may increase. However, coverage under excess policies may be available to pay some or all of these costs.
          The uncertainties of asbestos claim litigation and the long term solvency of our insurance companies make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.
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

Item 4.	Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2005.
Item 4A.     Executive Officers of the Company
          The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2005 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board of Rockwell Automation since February 2005, and President and Chief Executive Officer of Rockwell Automation since February 2004; Senior Vice President of Rockwell Automation and President, Rockwell Automation Control Systems prior thereto	54
John D. Cohn — Senior Vice President, Strategic Development and Communications of Rockwell Automation	51
Kent G. Coppins — Vice President and General Tax Counsel of Rockwell Automation since June 2001; Associate General Tax Counsel of Rockwell Automation prior thereto	52
Theodore D. Crandall — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President, Components and Packaged Applications Group of Rockwell Automation Control Systems prior thereto	50
David M. Dorgan — Vice President and Controller of Rockwell Automation since June 2001; Director, Headquarters Finance of Rockwell Automation Control Systems prior thereto	41
Steven A. Eisenbrown — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President, Automation Control and Information Group of Rockwell Automation Control Systems prior thereto	52
James V. Gelly — Senior Vice President and Chief Financial Officer of Rockwell Automation since January 2004; Vice President and Treasurer of Honeywell International (diversified technology and manufacturing) prior thereto	45
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary of Rockwell Automation since May 2004; Litigation partner at Foley & Lardner LLP (law firm) and Co-Chair of the Securities Litigation, Enforcement and Regulation Practice Group prior thereto	44
Mary Jane Hall — Senior Vice President, Human Resources of Rockwell Automation since February 2004; Vice President of Rockwell Automation from June 2001 to February 2004; Senior Vice President, Human Resources of Rockwell Automation Control Systems from January 2001 to February 2004; Vice President, Human Resources of Rockwell Automation Control Systems prior thereto	62
James E. Hart — Vice President, Finance of Rockwell Automation since February 2004; Vice President, Finance and Procurement of Rockwell Automation Control Systems from April 2001 to February 2004; Vice President, Strategic Sourcing and Chief Procurement Officer of Rockwell Automation prior thereto	56
John P. McDermott — Senior Vice President, Global Sales and Solutions of Rockwell Automation Control Systems since October 2005 and Senior Vice President of Rockwell Automation since February 2004; Senior Vice President, Global Manufacturing Solutions Group of Rockwell Automation Control Systems from November 2002 to October 2005; Senior Vice President, Americas Sales of Rockwell Automation Control Systems prior thereto	47
John M. Miller — Vice President and Chief Intellectual Property Counsel of Rockwell Automation since October 2004; Associate Intellectual Property Counsel of Rockwell Automation prior thereto	38
Timothy C. Oliver — Vice President and Treasurer of Rockwell Automation since May 2004; Vice President, Investor Relations and Financial Planning of Raytheon Company (manufacturer of defense electronics and business aviation aircraft) from March 2001 to May 2004; Director of Finance for Aviation Aftermarket business of Honeywell International (diversified technology and manufacturing) prior thereto	37

Name, Office and Position, and Principal Occupations and Employment — (Continued)	Age

Rondi Rohr-Dralle — Vice President, Corporate Development of Rockwell Automation since June 2001; Vice President, Finance of Rockwell Automation Control Systems, Global Manufacturing Solutions Group prior thereto	49
Robert A. Ruff — Senior Vice President of Rockwell Automation since February 2004 and Senior Vice President of Americas Sales of Rockwell Automation Control Systems since November 2002; Regional Vice President-Detroit Region Sales of Rockwell Automation Control Systems from February 2001 to November 2002; Vice President-Eastern U.S. Region Sales of Rockwell Automation Control Systems prior thereto	57
A. Lawrence Stuever — Vice President and General Auditor of Rockwell Automation since June 2003; Vice President, Compensation of Rockwell Automation prior thereto	53
Joseph D. Swann — Senior Vice President of Rockwell Automation since June 2001 and President, Rockwell Automation Power Systems since June 1998	64
          There are no family relationships, as defined by applicable SEC rules, between any of the above executive officers and any other executive officer or director of the Company. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.
PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          The principal market on which our common stock is traded is the New York Stock Exchange. We intend to delist our common stock from the Pacific Exchange and the London Stock Exchange in 2006. On October 31, 2005, there were 34,125 shareowners of record of our common stock.
          The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange – Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2005 and 2004:

	2005		2004

Fiscal Quarters	High	Low	High	Low

First	$49.97	$37.72	$36.10	$26.16
Second	63.30	45.40	37.00	28.45
Third	58.40	45.49	37.56	30.89
Fourth	55.25	48.16	39.72	35.05
          The declaration and payment of dividends by the Company is at the sole discretion of our Board of Directors. During 2005, we declared and paid aggregate cash dividends of $0.78 per common share ($0.165 for each of the first and second quarters and $0.225 for each of the third and fourth quarters). During each of the previous two years (2004 and 2003), we declared and paid aggregate cash dividends of $0.66 per common share ($0.165 per quarter).

          The table below sets forth information with respect to purchases made by or on behalf of the Company of shares of Company common stock during the three months ended September 30, 2005:

			Total Number
			of Shares
			Purchased as	Maximum Number
	Total		Part of Publicly	of Shares that may
	Number of	Average	Announced	yet be Purchased
	Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	per Share(2)	Programs	Programs(3)

July 1-31, 2005	565,400	$52.3622	565,400	2,237,000
August 1-31, 2005	1,142,741	51.4539	1,137,000	1,100,000
September 1-30, 2005	392,100	52.9182	392,100	8,776,900

Total	2,100,241	51.9718	2,094,500

(1)
All of the shares purchased during the quarter ended September 30, 2005 were acquired pursuant to the repurchase program described in (3) below, except for 5,741 shares that were acquired in August 2005 from an employee. These shares were acquired in connection with a stock swap exercise of employee stock options and the surrender of shares to us to pay the exercise price.

(2)	Average price paid per share includes brokerage commissions.

(3)
On September 8, 2005, we initiated a 9 million share repurchase program effective through September 30, 2006 that was approved by our Board of Directors, replacing our former 9 million share repurchase program in effect since December 2, 2004. At the time of the termination and replacement of our former repurchase program, 931,000 shares remained subject to repurchase under the former program. The new program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to previously established price and volume parameters.

Item 6.	Selected Financial Data
          The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The consolidated statement of operations data for each of the five years in the period ended September 30, 2005, the related consolidated balance sheet data and other data have been derived from our audited consolidated financial statements.

	Year Ended September 30,

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)

	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$5,003.2	$4,411.1	$3,992.3	$3,775.7	$4,134.8
Interest expense	45.8	41.7	52.5	66.1	83.2
Income from continuing operations before accounting change	518.4	354.1	281.4	223.7	120.7
Earnings per share from continuing operations before accounting change:
Basic	2.83	1.91	1.51	1.21	0.66
Diluted	2.77	1.85	1.48	1.19	0.65
Cumulative effect of accounting change per diluted share(f)	—	—	—	(0.58)	—
Cash dividends per share	0.78	0.66	0.66	0.66	0.93
Consolidated Balance Sheet Data: (at end of period)
Total assets	$4,525.1	$4,213.3	$4,006.3	$3,955.8	$4,043.7
Short-term debt	1.2	0.2	8.7	161.6	10.4
Long-term debt	748.2	757.7	764.0	766.8	909.3
Shareowners’ equity	1,649.1	1,861.0	1,586.8	1,609.0	1,600.5
Other Data:
Capital expenditures	$124.1	$98.0	$107.6	$99.6	$155.7
Depreciation	150.8	159.7	168.5	178.4	190.2
Goodwill and trademark amortization(f)	—	—	—	—	55.5
Other intangible asset amortization	20.4	27.0	22.1	19.3	16.3

(a)
Includes a reduction in the income tax provision of $19.7 million, or $0.10 per diluted share, primarily related to the resolution of claims and other tax matters in connection with the closure of the 1998 through 2002 federal audit. Additionally, includes a benefit of $12.3 million ($8.4 million after tax, or $0.04 per diluted share) related to insurance settlements and $21.5 million of costs ($14.2 million after tax, or $0.08 per diluted share) related to special charges as further detailed in Note 19 in the Financial Statements.

(b)	Includes a reduction in the income tax provision of $46.3 million, or $0.24 per diluted share, related to the resolution of certain tax matters as well as state tax refunds.

(c)	Includes a reduction in the income tax provision of $69.4 million, or $0.37 per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim.

(d)
Includes a reduction in the income tax provision of $48.2 million, or $0.26 per diluted share, from the resolution of certain tax matters and income of $9.4 million ($7.2 million after tax, or $0.04 per diluted share) from the favorable settlement of intellectual property matters.

(e)
Includes special items of $73.1 million ($48.0 million after tax, or $0.26 per diluted share) and a reduction in the income tax provision of $21.6 million, or $0.12 per diluted share, from the resolution of certain tax matters. Special items include charges of $91.1 million ($59.9 million after tax, or $0.32 per diluted share) for a comprehensive restructuring program, which were partially offset by income of $18.0 million ($11.9 million after tax, or $0.06 per diluted share) resulting from the favorable settlement of an intellectual property matter.

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

U.S. Industrial Economic Trends
          In 2005, sales in the U.S. accounted for more than 60 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 continued into 2005, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:

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

•
The purchasing managers’ index (PMI), published by the Institute for Supply Management (ISM), which is an indication of the level of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

          The table below depicts the continued gradual improvement in U.S. industrial equipment spending (expressed in billions of USD), capacity utilization (expressed as a percentage), and the continued expansion in manufacturing activity, as indicated by the PMI (expressed as defined above) since December 2002.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI

Fiscal 2005
September 2005	$162.6	78.6	59.4
June 2005	154.9	79.8	53.8
March 2005	161.3	79.5	55.2
December 2004	152.6	79.2	57.3
Fiscal 2004
September 2004	149.3	78.0	59.1
June 2004	139.5	77.8	61.2
March 2004	145.3	77.4	62.3
December 2003	137.1	76.8	62.1
Fiscal 2003
September 2003	140.8	75.8	55.1
June 2003	139.3	74.9	50.4
March 2003	139.7	75.2	46.4
December 2002	136.9	75.2	52.5
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
          Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has, in part, been driven by investment in infrastructure in developing economies, in basic materials production capacity in response to higher-end product pricing and in expanding consumer markets.
          The table below presents our actual sales for the year ended September 30, 2005 by geographic region and the change in sales from the year ended September 30, 2004 (in millions, except percentages):

			Change
			Excluding the
			Effect of Changes
		Change vs.	in Currency Exchange
	Year Ended	Year Ended	Rates vs. Year Ended
	September 30, 2005	September 30, 2004	September 30, 2004(1)

United States and Canada	$3,477.2	13%	12%
Europe, Middle East and Africa	823.5	6%	1%
Asia-Pacific	483.1	21%	16%
Latin America	219.4	34%	27%

Total sales	$5,003.2	13%	11%

(1)	See Supplemental Sales Information for information on this non-GAAP measure.

Industry Views
          We serve customers in a wide range of industries including consumer products, transportation, basic materials, and oil and gas. During 2005 we benefited from growing demand in most of the industries we serve.

          Our consumer products customers are engaged in the food and beverage, brewing, consumer packaged goods and life sciences industries. As automation is key to their ability to differentiate their product offerings, their investment is generally less cyclical than heavy manufacturing customers.
          Factors such as customer investment in new model introductions and more flexible manufacturing technologies affect our sales to transportation customers.
          Our customers in basic materials industries, including mining, aggregates, metals, forest products and cement, all benefit from higher commodities prices and higher global demand for basic materials, both of which encourage investment in capacity and productivity in these industries.
          As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity. In addition, higher energy prices have historically caused customers across all industries to consider new investment in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls.

Outlook for 2006
          The following is a summary of our objectives for 2006:

•	Sustain the growth of our Logix platform by accelerating the proliferation and adoption of our integrated architecture features and functionality, and by aggressively pursuing growth in an expanded addressable market;

•	Continue our geographic expansion and growth, particularly in emerging economies;

•	Demonstrate and expand our industry specific domain expertise and solutions capability; and

•	Drive continued cost productivity.
          Our outlook for 2006 assumes that the economic environment will remain favorable and that a continuing industrial recovery will result in growth during 2006. While we expect demand for our products to benefit from this trend, we also assume that our growth will vary, and may exceed or lag trend levels in any given quarter.
          As of the date of filing this report, based upon current economic activities and business trends, we expect to grow revenue in 2006 by 7 to 9 percent, excluding the effect of changes in currency exchange rates. As of the date hereof, we also expect full year 2006 diluted earnings per share to be in the range of $3.00 to $3.10, and plan to generate free cash flow of approximately $280 million, after giving effect to our $450 million voluntary contribution to our U.S. qualified pension trust in October 2005.

Summary of Results of Operations

	Year Ended September 30,

	2005	2004	2003

	(in millions)
Sales:
Control Systems	$4,123.6	$3,658.6	$3,287.4
Power Systems	879.6	752.5	704.9

Total	$5,003.2	$4,411.1	$3,992.3

Segment operating earnings(a):
Control Systems	$756.9	$527.9	$397.6
Power Systems	110.3	67.5	54.6

Total	867.2	595.4	452.2
Purchase accounting depreciation and amortization	(14.7)	(27.3)	(26.9)
General corporate—net	(69.7)	(88.3)	(66.8)
Loss on disposition of a business	—	—	(8.4)
Interest expense	(45.8)	(41.7)	(52.5)

Income from continuing operations before income taxes	737.0	438.1	297.6
Provision for income taxes	(218.6)	(84.0)	(16.2)

Income from continuing operations	518.4	354.1	281.4
Income from discontinued operations(b)	21.6	60.8	5.0

Net income	$540.0	$414.9	$286.4

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)
In September 2004, we sold our FirstPoint Contact business for cash and a note convertible into a minority interest in the corporate parent of the buyer of the business resulting in a gain of $33.5 million ($32.1 million after tax, or $0.17 per diluted share). In September 2005, the note was converted to non-voting equity shares accounted for under the cost method. The results of operations of FirstPoint Contact and the gain on sale are included in Income from discontinued operations. Additional information related to Income from discontinued operations is included in Note 13 in the Financial Statements.

2005 Compared to 2004

(in millions, except per share amounts)	2005	2004	Increase

Sales	$5,003.2	$4,411.1	$592.1
Income from continuing operations	518.4	354.1	164.3
Diluted earnings per share from continuing operations	2.77	1.85	0.92

          Sales increased 13 percent compared to 2004 driven by double digit growth at both Control Systems and Power Systems. Two percentage points of the growth was due to the effect of changes in currency exchange rates, primarily resulting from the strength of the major European currencies and the Canadian dollar in relation to the U.S. dollar. Sales rose by double digit percentages in all regions except for EMEA where difficult economic conditions dampened growth in the major economies of Western Europe, primarily France, Germany and the U.K. The emerging economies in Asia-Pacific, led by China and India, experienced particularly strong growth. Strength of the oil and gas and mining industries in Latin America and oil and gas industry in Canada contributed to particularly strong sales growth in those regions.
          Sales in the global water/ wastewater, oil and gas, aggregate and cement, and mining industries grew at a rate higher than our annual growth rate of 13 percent. Sales in the food and transportation industries grew at rates approximate to our annual growth rate, while sales in life sciences, semiconductor, and beverage grew at a rate less than our annual growth rate.

          Income from continuing operations benefited from higher volume, productivity programs and favorable pricing offset slightly by inflation in comparison to the prior year. Additionally, income from continuing operations in 2005 includes $19.7 million ($0.10 per share) of tax benefits related to the resolution of claims and other tax matters in connection with the closure of the 1998 through 2002 federal audit and $8.4 million after-tax ($0.04 per share) of benefits related to insurance settlements, offset by $14.2 million after-tax ($0.08 per share) related to special charges associated with restructuring activities in Europe and a U.S. plant closing. Income from continuing operations in 2004 includes $46.3 million ($0.24 per share) of tax benefits related to the resolution of certain tax matters and state tax refunds, offset by $16.3 million after-tax ($0.09 per share) of special facilities related charges.
  Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$4,123.6	$3,658.6	$465.0
Segment operating earnings	756.9	527.9	229.0
Segment operating margin	18.4%	14.4%	4.0pts

          Control Systems sales increased 13 percent compared to 2004. Three percentage points of the sales increase was due to the effect of changes in currency exchange rates, primarily resulting from the relative strength of the major European currencies and the Canadian dollar in relation to the U.S. dollar. Sales of our Logix offering grew by more than 26 percent compared to 2004, which was somewhat offset by a decline in our legacy control platform products that are being replaced by Logix. Growth in sales of our Logix offering was driven by our introduction of new functionality and an expanded addressable market. Our intelligent motor control products also delivered significantly higher revenue driven by strong sales to extraction-based and heavy industrial customers. Higher commodity prices and a renewed investment in energy efficiency programs led to the strong demand from these customers.
          Segment operating earnings increased by 43 percent compared to 2004. The increase in segment operating earnings is due to higher volume, cost productivity and favorable pricing that was somewhat offset by inflation. Control Systems 2005 results include $12.3 million (pre-tax) of benefits related to insurance settlements offset by $16.5 million (pre-tax) of special charges associated with realignment of administrative functions and a reduction in workforce in Europe. Prior year segment operating earnings includes a $26.3 million (pre-tax) charge related to a facilities rationalization program.
  Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$879.6	$752.5	$127.1
Segment operating earnings	110.3	67.5	42.8
Segment operating margin	12.5%	9.0%	3.5pts

          Power Systems sales increased 17 percent compared to 2004 with growth in both our Dodge mechanical and Reliance electrical business groups. Growth was driven by demand from the power-centric customers in heavy, extraction-based industries such as mining and oil and gas. Higher commodity prices are causing the segment’s predominantly U.S. based customers to invest in capacity expansion after several years of under-investment and reduced capital spending.
          Power Systems operating earnings grew 63 percent due to higher volume, favorable pricing and productivity somewhat offset by inflation and significantly higher material costs. Segment operating earnings in 2005 include a charge of $5.0 million (pre-tax) associated with a facility closure and the corresponding write-down of property to its fair value compared to $4.0 million (pre-tax) of charges related to restructuring activities in 2004.

General Corporate — Net
          General corporate expenses were $69.7 million in 2005 compared to $88.3 million in 2004. Expense dropped primarily due to decreased environmental costs, lower contributions to our charitable corporation and increased interest income.

Interest Expense
          Interest expense was $45.8 million in 2005 compared to $41.7 million in 2004, primarily due to higher interest rates associated with our interest rate swap (see Note 6 in the Financial Statements).
     2004 Compared to 2003

(in millions, except per share amounts)	2004	2003	Increase

Sales	$4,411.1	$3,992.3	$418.8
Income from continuing operations	354.1	281.4	72.7
Diluted earnings per share from continuing operations	1.85	1.48	0.37

          Sales increased 10 percent compared to 2003 driven by growth at both Control Systems and Power Systems. Three percentage points of the growth was due to the effect of changes in currency exchange rates.
          Income from continuing operations in 2004 included $46.3 million ($0.24 per share) of tax benefits related to the resolution of certain tax matters as well as the benefit of state tax refunds. The 2003 results included a tax benefit of $69.4 million ($0.37 per share) related to the settlement of a U.S. federal research and experimentation credit refund claim.
  Control Systems

(in millions, except percentages)	2004	2003	Increase

Sales	$3,658.6	$3,287.4	$371.2
Segment operating earnings	527.9	397.6	130.3
Segment operating margin	14.4%	12.1%	2.3pts

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
          Control Systems experienced sales growth in all regions with exceptional strength in the emerging economies of Asia and Latin America where we continued to increase market penetration. Sales growth was primarily driven by maintenance related and smaller productivity related projects. These projects were the result of pent-up demand after the period of under-investment in productive assets during 2002 and 2003. In addition to these investments, we experienced an increase in activity related to larger scale projects in the second half of fiscal year 2004. These larger projects were driven by our customers’ requirements for incremental productivity improvements and capacity optimization.
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

  Power Systems

(in millions, except percentages)	2004	2003	Increase

Sales	$752.5	$704.9	$47.6
Segment operating earnings	67.5	54.6	12.9
Segment operating margin	9.0%	7.7%	1.3pts

          Power Systems sales increased 7 percent compared to 2003. The Mechanical and Electrical business groups contributed about equally to the growth. The sales increase was mainly the result of volume strength in the second half of 2004. Higher global demand for basic materials and subsequent higher prices for these materials encouraged significant investment in capacity optimization and productivity and drove our sales.
          Significant cost and productivity initiatives launched in the second quarter of 2004, financial leverage on incremental volume and price increases more than offset rising raw material prices, resulting in the improved segment operating margin.

General Corporate — Net
          General corporate expenses were $88.3 million in 2004 compared to $66.8 million in 2003. Expense in 2004 includes charges of $16.4 million due to higher estimated costs for environmental remediation at several legacy sites, $7.0 million of contributions to our charitable corporation and $5.0 million of costs associated with corporate staff changes. Expense in 2003 included a charge of $4.7 million due to higher estimated future costs for environmental remediation at a legacy site.

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

Discontinued Operations
          See Note 13 and Note 16 in the Financial Statements for information regarding discontinued operations.

Income Taxes
          During 2005, we recognized tax benefits of $19.7 million ($0.10 per diluted share) related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002.
          In 2004, we recognized tax benefits of $46.3 million ($0.24 per diluted share) related to the following items:

•
$34.5 million resulting from the resolution of certain tax matters primarily related to former businesses. A majority of the benefits recognized related to non-U.S. tax matters in addition to an agreement with a taxing authority related to the treatment of an investment;

•	$4.3 million related to additional state tax benefits associated with the U.S. research and experimentation credit refund claim in 2003 (see discussion below); and

•	$7.5 million related to a refund from the State of California for the period 1989 to 1991.

          During 2003, we recognized a net tax benefit of $69.4 million ($0.37 per diluted share) related to a U.S. federal research and experimentation credit refund claim and a tax benefit of approximately $2.6 million as a result of our ability to utilize certain capital loss carryforwards for which a valuation allowance had been previously provided.
          The full year effective tax rate for 2005 was 29.7 percent as compared to 19.2 percent for 2004. The discrete items described above decreased the effective tax rate by 2.6 percent in 2005 and 10.5 percent in 2004. The full year effective tax rate for 2003 was 5.4 percent, including the effect of the research and experimentation settlement (23.3 percent benefit) and the utilization of capital loss carryforwards (0.9 percent benefit).
          See Note 16 in the Financial Statements for a reconciliation of the United States statutory tax rate to the effective tax rate.
          Current and projected growth in income in higher tax jurisdictions has resulted, and may continue to result, in an increasing effective tax rate over time. We expect that the effective income tax rate in 2006 will be approximately 33.5 percent, excluding the income tax expense or benefit related to discrete items, if any, that will be separately reported or reported net of their related tax effects.
          See Note 13 and Note 16 in the Financial Statements for information on tax matters related to discontinued operations.
Financial Condition
          The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,

	2005	2004	2003

Cash provided by (used for):
Operating activities	$638.9	$596.9	$419.9
Investing activities	(122.8)	(65.2)	(131.4)
Financing activities	(550.6)	(312.0)	(335.3)
Effect of exchange rate changes on cash	(3.1)	1.8	(31.0)

Cash (used for) provided by continuing operations	$(37.6)	$221.5	$(77.8)

The following table summarizes free cash flow (in millions):
Cash provided by operating activities	$638.9	$596.9	$419.9
Capital expenditures	(124.1)	(98.0)	(107.6)

Free cash flow	$514.8	$498.9	$312.3

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
          Free cash flow was $514.8 million for the year ended September 30, 2005 compared to $498.9 million for the year ended September 30, 2004. Increased pre-tax earnings more than offset the increase in voluntary contributions to our U.S. pension plan ($150.0 million in 2005 compared to $125.0 million in 2004), capital spending and working capital needs. The increased capital spending includes investments in information technology and certain long-lived asset replacements.

          When necessary, we utilize commercial paper as our principal source of short-term financing. At September 30, 2005 and 2004, we had no commercial paper borrowings outstanding. During 2005 we had no commercial paper borrowings and during 2004 we did not have significant commercial paper borrowings due to our cash position.
          In January 2004, we repaid our $8.4 million of industrial development revenue bonds prior to maturity using cash on hand. In April 2003, we repaid our $150.0 million principal amount of 6.80% notes at maturity using a combination of cash on hand and commercial paper borrowings.
          In 2005, we repurchased approximately 9.8 million shares of our common stock at a cost of $499.2 million, compared to repurchases of approximately 7.5 million shares of our common stock at a cost of $258.4 million in 2004. We anticipate repurchasing stock in 2006, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At September 30, 2005 we had authorization from our Board of Directors to purchase up to approximately 8.8 million additional shares through September 30, 2006.
          In October 2005, we contributed $450 million to our U.S. qualified pension trust. The contribution was funded with a combination of cash on hand and $300 million of commercial paper borrowings. In November 2005, we sold 24 owned properties in a sale-leaseback transaction for net cash proceeds of approximately $148 million. The cash proceeds were used to repay commercial paper borrowings.
          We expect future significant uses of cash to include capital expenditures, dividends to shareowners, repayments of short-term borrowings, acquisitions of businesses and repurchases of common stock and may include additional contributions to our pension plans. We expect capital expenditures in 2006 to be about $150 million. We expect that each of these future uses of cash will be funded by existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
          In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total capital ratio was 31.2 percent at September 30, 2005 and 28.9 percent at September 30, 2004.
          In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility that replaced our then existing $675.0 million unsecured credit facilities. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $115 million at September 30, 2005 were available to foreign subsidiaries.
          The following is a summary of our credit ratings as of September 30, 2005:

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
          Among other things, we can draw our credit facility as a standby liquidity facility, to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. Under our current policy with respect to these ratings, we expect to limit our other borrowings under the credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.

          If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and the unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities could be higher than the cost of commercial paper borrowings.
          Cash dividends to shareowners were $142.7 million ($0.78 per share) in 2005 and $122.5 million ($0.66 per share) in 2004. Although declaration and payment of dividends are at the sole discretion of our Board of Directors, we expect to continue to pay quarterly dividends in 2006 of $0.225 per outstanding share.
          Certain of our contractual cash obligations at September 30, 2005 are:

		Payments by Period

	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt and interest(a)	$2,192.7	$48.7	$48.7	$387.9	$27.1	$27.1	$1,653.2
Minimum operating lease payments(b)	206.5	51.5	45.2	37.3	26.4	15.0	31.1

Total	$2,399.2	$100.2	$93.9	$425.2	$53.5	$42.1	$1,684.3

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the amounts to be received under an interest rate swap, the $(6.3) million fair value adjustment recorded for the interest rate swap as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the unamortized discount of $45.5 million. See Note 6 in the Financial Statements for additional information regarding our long-term debt.

(b)	See Note 20 in the Financial Statements for information regarding our November 2005, sale-leaseback transaction.

          We sponsor pension and other postretirement benefit plans for certain employees. See Note 12 in the Financial Statements for information regarding these plans and expected future cash outflows related to the plans.
          At September 30, 2005, we and Rockwell Collins each guarantee one-half of a lease agreement for one of Rockwell Scientific Company LLC’s (RSC) facilities. The total future minimum payments under the lease are $4.8 million. The lease agreement has a term that ends in December 2011. In addition, we share equally with Rockwell Collins in providing a $6.0 million line of credit to RSC, which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2005 and 2004, there were no outstanding borrowings under this line of credit.
Supplemental Sales Information
          We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside of our control. We believe that sales excluding the effect of changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates. We use sales excluding the effect of changes in currency exchange rates to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates as were in effect in the preceding year. We attribute sales to the geographic regions based on the country of origin.

          The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Year Ended September 30, 2005			Year Ended September 30, 2004

			Sales			Sales
			Excluding			Excluding
			the Effect			the Effect
			of Changes			of Changes
			in Currency			in Currency
		Currency	Exchange		Currency	Exchange
	Sales	Translation	Rates	Sales	Translation	Rates

US	$3,058.8	$—	$3,058.8	$2,727.0	$—	$2,727.0
Canada	418.4	(32.4)	386.0	339.8	(30.9)	308.9
Europe, Middle East and Africa	823.5	(36.4)	787.1	779.6	(83.1)	696.5
Asia-Pacific	483.1	(20.5)	462.6	400.4	(21.0)	379.4
Latin America	219.4	(11.1)	208.3	164.3	2.5	166.8

Total Company Sales	$5,003.2	$(100.4)	$4,902.8	$4,411.1	$(132.5)	$4,278.6

          The following is a reconciliation of reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Year Ended September 30, 2005			Year Ended September 30, 2004

			Sales			Sales
			Excluding			Excluding
			the Effect			the Effect
			of Changes			of Changes
			in Currency			in Currency
		Currency	Exchange		Currency	Exchange
	Sales	Translation	Rates	Sales	Translation	Rates

US	$2,275.5	$—	$2,275.5	$2,054.2	$—	$2,054.2
Canada	370.0	(28.7)	341.3	302.4	(27.4)	275.0
Europe, Middle East and Africa	815.4	(36.1)	779.3	766.0	(81.6)	684.4
Asia-Pacific	457.7	(20.3)	437.4	382.9	(21.0)	361.9
Latin America	205.0	(11.0)	194.0	153.1	1.7	154.8

Total Control Systems Sales	$4,123.6	$(96.1)	$4,027.5	$3,658.6	$(128.3)	$3,530.3

Critical Accounting Policies and Estimates
          We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following critical accounting policies could have the most significant effect on our reported results or require subjective or complex judgments by management.

Retirement Benefits

Pension Benefits
          Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate, the expected rate of return on plan assets, the assumed annual compensation increase rate, retirement rate, mortality rate and employee turnover rate. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense recognized in future periods.
          Our global pension expense in 2005 was $66.2 million compared to $68.8 million in 2004. Approximately 80 percent of our 2005 global pension expense relates to our U.S. qualified pension plan. The actuarial assumptions used to determine our 2005 U.S. pension expense included the following: discount rate of 6.25 percent (compared to 6.00 percent for 2004); expected rate of return on plan assets of 8.50 percent (compared to 8.50 percent for 2004); and an assumed compensation increase rate of 4.50 percent (compared to 4.50 percent for 2004).
          In 2005, we made voluntary contributions of $150.0 million to our primary U.S. qualified pension plan trust compared to $125.0 million in 2004.
          We estimate our pension expense will be approximately $82 million in 2006, an increase of approximately $16 million over 2005. Our estimated 2006 pension expense reflects the following changes in the U.S. pension plan:

•	the net cost related to changes in actuarial assumptions;

•	the benefit of a $100 million contribution in September 2005 and a $450 million contribution in October 2005; and

•	the benefit related to a plan amendment that eliminates the early retirement subsidy for certain employees.
          For 2006, changes in actuarial assumptions include a 100 basis point reduction in our discount rate to 5.25 percent from the 6.25 percent used in 2005. The discount rate is set as of our June 30th measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. Our assumed rate of return on plan assets will remain at 8.50 percent, consistent with 2005. We considered actual returns on plan assets over the long term as well as the current and expected mix of plan investments in setting this assumption. We have assumed a compensation increase rate of 4.06 percent in 2006, compared to 4.50 percent used in 2005. We established this rate using an analysis of all elements of employee compensation that are considered pension eligible earnings. Additionally, in establishing our 2006 pension assumptions, we performed an actuarial experience study that changed other assumptions including retirement rate, employee turnover rate, and mortality rate as a result of utilizing the RP2000 table projected forward 10 years.
          Effective for 2006, we amended our U.S. pension plan to eliminate the early retirement subsidy for certain employees. The effect of the amendment is a reduction of approximately $70 million in our pension benefit obligation and a corresponding reduction in annual pension expense recognized over the average remaining service life of plan participants.
          The following chart illustrates the estimated change in benefit obligation and net periodic pension cost assuming a change of 25 basis points in the assumptions for our U.S. pension plans (in millions):

	Pension Benefits

	Change in	Change in
	Projected Benefit	Net Periodic
	Obligation	Benefit Cost

Discount Rate	$75.5	$8.1
Rate of Return	—	4.1
          Additional information regarding pension benefits, including our pension obligation and minimum pension liability adjustment, is contained in Note 12 in the Financial Statements.

Other Postretirement Benefits
          We estimate, with the assistance of third party actuarial consultants, the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods. The discount rate used to calculate our 2005 other postretirement benefits expense was 6.25 percent (compared to 6.00 percent in

2004). For 2006, the discount rate assumption for other postretirement benefit expense will decrease to 5.0 percent.
          Effective October 1, 2002, we amended our primary U.S. postretirement healthcare benefit program in order to mitigate our share of the increasing cost of postretirement healthcare services. As a result of this amendment to our primary U.S. program, there is no increase in healthcare costs resulting from healthcare inflationary trends as of January 1, 2005.
          Net periodic benefit cost in 2005 was $24.9 million compared to $23.4 million in 2004.
          We expect net periodic benefit cost in 2006 of approximately $36 million and the estimated postretirement projected benefit obligation to approximate $425 million. The expected increases are primarily due to the decrease in discount rate (as of our June 30, 2005 measurement date) by 125 basis points to 5.0 percent.
          Additional information regarding postretirement benefits is contained in Note 12 in the Financial Statements.

Revenue Recognition
          We record sales of products and services, representing approximately 90% of our consolidated sales, when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.
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

Returns, Rebates and Incentives
          Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the end user or original equipment manufacturing (OEM) customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
          We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $5.0 million.

          Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of set-off exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $117.6 million at September 30, 2005 and $86.1 million at September 30, 2004, of which $9.4 million at September 30, 2005 and $7.8 million at September 30, 2004 was included as an offset to accounts receivable.

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
          Impairment losses are measured as the amount by which the carrying value of an asset exceeds its estimated fair value. To determine fair value, we must make estimates of the future cash flows related to the asset being reviewed. These estimates require assumptions about demand for our products and services, future market conditions and technological developments. Other assumptions include the discount rate and future growth rates.
          We perform our annual impairment test on non-amortized intangible assets during the second quarter of our fiscal year. As of the second quarter of 2005, the estimated fair value of our Reliance trademark exceeded its $72.8 million net book value. We calculated the estimated fair value with the assistance of third party valuation specialists. Either an increase in the discount rate or a decrease in planned future growth or profitability of our Electrical (Reliance) business group could result in an impairment charge to write down the book value of the Reliance trademark to the revised estimated fair value.

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
          The reserve for environmental matters, net of related receivables, was $39.3 million at September 30, 2005 and $38.8 million at September 30, 2004. During 2005, we recorded adjustments totaling $8.5 million to increase the environmental reserves related to several legacy sites compared to 2004 adjustments of $16.9 million.
          Our recorded liability for environmental matters almost entirely relates to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.
          Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability. As described in Item 3. Legal Proceedings, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. See Item 3 for further discussion.
          Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. We estimate the reserve for product liability claims, excluding asbestos, with the assistance of a third party actuarial consultant using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $29.5 million at September 30, 2005 and $32.3 million at September 30, 2004.
          Additional information regarding litigation, claims and contingencies is contained in Note 17 in the Financial Statements.

Income Taxes
          We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. Federal, state and foreign jurisdictions for various tax periods. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
          While we have support for the positions taken on our tax returns, taxing authorities are increasingly asserting interpretations of laws and facts and challenging cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We regularly assess our position with regard to tax exposures and record liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies. We have recorded an accrual of $103.1 million at September 30, 2005 that reflects our estimate of the likely outcome of current and future audits and is recorded in Other liabilities in our Consolidated Balance Sheet. A final determination of these tax audits or changes in our estimates may result in additional future income tax expense or benefit.
          We have recorded a valuation allowance of $55.5 million at September 30, 2005 for the majority of our deferred tax assets related to net operating loss carryforwards, capital loss carryforwards and state tax credit carryforwards (Carryforwards) based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty of the amounts of the Carryforwards that are expected to be realized. Our income would increase if we determine we will be able to utilize more Carryforwards than currently expected.
          At the end of each interim reporting period, we estimate the effective tax rate expected to apply to the full fiscal year. The estimated effective tax rate contemplates the expected jurisdiction where income is earned as well as tax planning strategies. Current and projected growth in income in higher tax jurisdictions has resulted, and may continue to result, in an increasing effective tax rate over time. If the actual results differ from our estimates, we may have to adjust the effective tax rate in the interim period such determination is made.

          Additional information regarding income taxes is contained in Note 16 in the Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
          We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. We manage exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments in the form of interest rate swap contracts and foreign currency forward exchange contracts.
Interest Rate Risk
          In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
          Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2005 and 2004, we had no commercial paper or bank borrowings outstanding. During 2005, we had no commercial paper borrowings. In 2004, the weighted average commercial paper borrowing was $1.8 million. Changes in market interest rates on commercial paper borrowings affect our results of operations. If market interest rates would have averaged 10 percent higher than actual levels in either 2005 or 2004, the effect on our results of operations would not have been significant.
          In October 2005, we issued $300 million of unsecured commercial paper obligations with maturities of 1 to 28 days. We used the proceeds of the commercial paper to partially fund a $450 million voluntary contribution to our U.S. qualified pension plan trust made on October 11, 2005. As these obligations mature, we anticipate issuing additional short-term commercial paper obligations to refinance all or part of these borrowings.
          We had outstanding fixed rate long-term debt obligations with carrying values of $748.2 million at September 30, 2005 and $757.7 million at September 30, 2004. The fair value of this debt was $826.2 million at September 30, 2005 and $837.1 million at September 30, 2004. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
          In September 2002, we entered into an interest rate swap contract that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 6.23 percent at September 30, 2005. A hypothetical 10 percent change in market interest rates would not be significant to the overall fair value of the swap or our results of operations.
Foreign Currency Risk
          We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. In addition, we enter into contracts to hedge certain forecasted intercompany transactions expected to occur within the next four years. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars. A 10 percent adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

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
          At September 30, 2005 and 2004, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts to exchange the euro, Swiss franc, Canadian dollar, British pound sterling, and Australian dollar for U.S. dollars. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,

	2005	2004

Assets
Current Assets
Cash and cash equivalents	$463.6	$473.8
Receivables	799.6	719.9
Inventories	569.9	574.3
Deferred income taxes	169.4	132.7
Other current assets	184.0	125.4

Total current assets	2,186.5	2,026.1

Property, net	774.5	804.5
Goodwill	811.9	811.1
Other intangible assets, net	307.0	323.8
Deferred income taxes	66.3	12.1
Prepaid pension	200.5	68.8
Other assets	178.4	166.9

Total	$4,525.1	$4,213.3

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$1.2	$0.2
Accounts payable	388.5	362.2
Compensation and benefits	214.4	202.3
Income taxes payable	5.4	8.3
Other current liabilities	331.3	290.6

Total current liabilities	940.8	863.6

Long-term debt	748.2	757.7
Retirement benefits	977.5	505.6
Other liabilities	209.5	225.4
Commitments and contingent liabilities (Note 17)

Shareowners’ Equity
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,122.7	1,050.6
Retained earnings	2,493.5	2,255.7
Accumulated other comprehensive loss	(501.5)	(226.8)
Unearned restricted stock compensation	(1.7)	(1.1)
Common stock in treasury, at cost (shares held: 2005, 36.7; 2004, 32.6)	(1,680.3)	(1,433.8)

Total shareowners’ equity	1,649.1	1,861.0

Total	$4,525.1	$4,213.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,

	2005	2004	2003

Sales	$5,003.2	$4,411.1	$3,992.3
Cost of sales	(3,109.1)	(2,848.3)	(2,681.0)

Gross profit	1,894.1	1,562.8	1,311.3
Selling, general and administrative expenses	(1,120.8)	(1,058.6)	(967.7)
Other income (expense) (Note 15)	9.5	(24.4)	6.5
Interest expense	(45.8)	(41.7)	(52.5)

Income from continuing operations before income taxes	737.0	438.1	297.6
Income tax provision (Note 16)	(218.6)	(84.0)	(16.2)

Income from continuing operations	518.4	354.1	281.4
Income from discontinued operations (Note 13)	21.6	60.8	5.0

Net income	$540.0	$414.9	$286.4

Basic earnings per share:
Continuing operations	$2.83	$1.91	$1.51
Discontinued operations	0.12	0.33	0.03

Net income	$2.95	$2.24	$1.54

Diluted earnings per share:
Continuing operations	$2.77	$1.85	$1.48
Discontinued operations	0.11	0.32	0.03

Net income	$2.88	$2.17	$1.51

Weighted average outstanding shares:
Basic	183.1	185.5	185.4

Diluted	187.2	191.1	190.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,

	2005	2004	2003

Continuing Operations:
Operating Activities:
Net income	$540.0	$414.9	$286.4
Income from discontinued operations	(21.6)	(60.8)	(5.0)

Income from continuing operations	518.4	354.1	281.4

Adjustments to arrive at cash provided by operating activities:
Depreciation	150.8	159.7	168.5
Amortization of intangible assets	20.4	27.0	22.1
Income tax matters	(19.7)	(46.3)	(69.4)
Pension and postretirement benefit expense	91.1	92.2	70.7
Pension trust contributions	(185.6)	(157.3)	(65.9)
Deferred income taxes	115.8	63.6	26.4
Net loss on dispositions of property and business (Note 15)	4.7	24.3	12.2
Income tax benefit from the exercise of stock options	72.1	40.2	20.9
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(56.4)	(48.2)	(13.0)
Inventories	9.0	(28.5)	20.3
Accounts payable	20.7	37.1	6.9
Compensation and benefits	12.3	35.2	7.7
Income taxes	(46.4)	7.2	(32.8)
Other assets and liabilities	(68.3)	36.6	(36.1)

Cash Provided by Operating Activities	638.9	596.9	419.9

Investing Activities:
Capital expenditures	(124.1)	(98.0)	(107.6)
Acquisition of businesses, net of cash acquired	(5.4)	—	(25.7)
Proceeds from sales of business and property	7.4	32.4	6.6
Other investing activities	(0.7)	0.4	(4.7)

Cash Used for Investing Activities	(122.8)	(65.2)	(131.4)

Financing Activities:
Issuance (repayments) of debt	1.0	(8.4)	(153.4)
Cash dividends	(142.7)	(122.5)	(122.4)
Purchases of treasury stock	(499.2)	(258.4)	(128.4)
Proceeds from the exercise of stock options	91.6	78.5	70.4
Other financing activities	(1.3)	(1.2)	(1.5)

Cash Used for Financing Activities	(550.6)	(312.0)	(335.3)

Effect of exchange rate changes on cash	(3.1)	1.8	(31.0)

Cash (Used for) Provided by Continuing Operations	(37.6)	221.5	(77.8)
Discontinued Operations:
Cash Provided by Discontinued Operating Activities	27.4	27.2	16.2
Cash Used for Discontinued Investing Activities	—	(1.3)	(1.2)

Cash Provided by Discontinued Operations	27.4	25.9	15.0

(Decrease) Increase in Cash	(10.2)	247.4	(62.8)
Cash and Cash Equivalents at Beginning of Year	473.8	226.4	289.2

Cash and Cash Equivalents at End of Year	$463.6	$473.8	$226.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,

	2005	2004	2003

Common Stock (no shares issued during years)	$216.4	$216.4	$216.4

Additional Paid-In Capital
Beginning balance	1,050.6	1,007.5	986.6
Shares delivered under incentive plans	72.1	40.2	20.9
Other	—	2.9	—

Ending balance	1,122.7	1,050.6	1,007.5

Retained Earnings
Beginning balance	2,255.7	2,143.0	2,165.3
Net income	540.0	414.9	286.4
Cash dividends (2005, $0.78 per share; 2004 and 2003, $0.66 per share)	(142.7)	(122.5)	(122.4)
Shares delivered under incentive plans	(159.5)	(179.7)	(186.3)

Ending balance	2,493.5	2,255.7	2,143.0

Accumulated Other Comprehensive Loss
Beginning balance	(226.8)	(343.8)	(193.8)
Other comprehensive (loss) income	(274.7)	117.0	(150.0)

Ending balance	(501.5)	(226.8)	(343.8)

Unearned Restricted Stock Compensation
Beginning balance	(1.1)	—	(0.2)
Restricted stock compensation expense	0.9	0.6	0.5
Restricted stock grants	(1.5)	(1.7)	(0.3)

Ending balance	(1.7)	(1.1)	—

Treasury Stock
Beginning balance	(1,433.8)	(1,436.3)	(1,565.3)
Purchases	(499.2)	(258.4)	(128.4)
Shares delivered under incentive plans	252.7	260.9	257.4

Ending balance	(1,680.3)	(1,433.8)	(1,436.3)

Total Shareowners’ Equity	$1,649.1	$1,861.0	$1,586.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,

	2005	2004	2003

Net income	$540.0	$414.9	$286.4
Other comprehensive (loss) income:
Minimum pension liability adjustments (net of tax (benefit) expense of $(185.0), $42.1 and $(106.9))	(293.4)	68.2	(169.9)
Currency translation adjustments (net of tax expense of $0, $0, and $25.0)	7.1	34.0	34.1
Net change in unrealized losses on cash flow hedges (net of tax expense (benefit) of $6.9, $8.6 and $(9.0))	11.4	14.2	(14.9)
Net change in unrealized losses on investment securities	0.2	0.6	0.7

Other comprehensive (loss) income	(274.7)	117.0	(150.0)

Comprehensive income	$265.3	$531.9	$136.4

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

Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we have the ability to exert significant influence, but that we do not control and are not the primary beneficiary of, including Rockwell Scientific Company LLC (RSC), are accounted for using the equity method of accounting. Accordingly, our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in the Consolidated Statement of Operations. Investments in affiliates over which we do not have the ability to exert significant influence are accounted for using the cost method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.

Use of Estimates
          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; impairment of long-lived assets; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually based experience.

Revenue Recognition
          We record sales of products and services, representing approximately 90 percent of our consolidated sales, when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.
          We recognize substantially all of the remainder of our sales on construction-type contracts using either the percentage-of-completion or completed contract method of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress towards completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using either (i) the relationship between actual costs incurred and total estimated costs at completion or (ii) units-of-delivery. Under the percentage-of-completion method, we adjust sales and gross profit for revisions of estimated total contract costs or revenue in the period the change is identified. We record estimated losses on contracts when they are identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

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

Receivables
          We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $18.4 million at September 30, 2005 and $25.2 million at September 30, 2004. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.4 million at September 30, 2005 and $7.8 million at September 30, 2004.

Inventories
          Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Market is determined on the basis of estimated realizable values.

Property
          Property is stated at cost. We calculate depreciation of property using the straight-line method over 15 to 40 years for buildings and improvements, 3 to 14 years for machinery and equipment and 3 to 10 years for computer hardware and software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

Intangible Assets
          Goodwill and other intangible assets generally result from business acquisitions. We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values, the excess of the purchase price over the allocated amount is recorded as goodwill.
          Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangible assets with indefinite useful lives to be reviewed for impairment annually or more frequently if events or circumstances indicate an impairment may be present, rather than amortized as previous standards required. Any excess in carrying value over the estimated fair value is charged to results of operations.
          We amortize distributor networks, computer software products, patents and other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives, generally ranging from 3 to 40 years.

Impairment of Long-Lived Assets
          We evaluate the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If we determine that an asset is impaired, we measure the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the recorded amount or fair value less cost to sell. We determine fair value using a discounted future cash flow analysis or other accepted valuation techniques.
          During 2004, we sold a facility in a sale-leaseback transaction with a third party resulting in a $20.6 million pre-tax loss. The net cash proceeds from the sale were $19.0 million.

Derivative Financial Instruments
          We use derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. We use foreign currency forward exchange contracts to offset changes in the amount of future cash flows associated with intercompany transactions expected to occur within the next four years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We sometimes use interest rate swap contracts to manage the balance of fixed and floating rate debt. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

Foreign Currency Translation
          We translate assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates at the end of the respective period. We translate sales, costs and expenses at average exchange rates effective during the respective period. We report foreign currency translation adjustments as a component of other comprehensive income. Currency transaction gains and losses are included in the results of operations in the period incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

Research and Development Expenses
          We expense research and development (R&D) costs as incurred; these costs were $138.6 million in 2005, $121.7 million in 2004 and $121.6 million in 2003. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

Income Taxes
          We record a liability for income tax exposures when they are probable and the amount can be reasonably estimated. Tax benefits related to claims are also recognized when they become probable and reasonably estimable. The determination of probability and the estimate of the liability or tax benefit reflect the relevant tax law as applied to us taking into account the particular country, state, or other taxing authority.

Earnings Per Share
          We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. The effect of stock options represents the entire difference between basic and diluted EPS. We use the treasury stock method to calculate the effect of outstanding stock options. Stock options for which the exercise price exceeds the average market price (out-of-the-money options) over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive options for the years ended September 30, 2005 (20,013 shares), 2004 (51,938 shares) and 2003 (1,073,119 shares) were excluded from the diluted EPS calculation.

Stock-Based Compensation
          We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We grant stock options at prices equal to the fair market value of our common stock on the grant dates; therefore we do not recognize compensation expense in connection with stock options granted to employees. We recognize compensation expense on grants of restricted stock during the period of the employee’s service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

          The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards in each year (in millions, except per share amounts):

	2005	2004	2003

Net income, as reported	$540.0	$414.9	$286.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	3.3	0.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18.8)	(15.2)	(5.3)

Pro forma net income	$521.8	$403.0	$281.4

Earnings per share:
Basic — as reported	$2.95	$2.24	$1.54

Basic — pro forma	$2.85	$2.17	$1.52

Diluted — as reported	$2.88	$2.17	$1.51

Diluted — pro forma	$2.79	$2.11	$1.48

          Pro forma net income for 2005 includes an additional $4.9 million after tax of compensation expense, recognized in the second quarter of 2005, for retirement eligible stock option participants. Previously we reported compensation expense for these participants over the vesting period. Stock options granted to retirement eligible plan participants who retire under our retirement plans on or after the first anniversary of the grant date continue to vest post-retirement in accordance with plan provisions and agreements related thereto. If the plan participant retires less than twelve months from the grant date, the options under that grant are forfeited. Stock compensation expense on grants to plan participants who are retirement eligible on the grant date or who will be retirement eligible in less than twelve months from the grant date is reported in pro forma net income over the twelve month period from the grant date. We report stock compensation expense on grants to plan participants who become retirement eligible between twelve and thirty-six months after the grant date in pro forma net income over the period from grant date to the retirement eligibility date.
          Pro forma net income for 2004 includes $3.6 million after tax of expense related to performance-vesting options that vested in the first quarter of 2004 as a result of the market price of our common stock reaching a specified level for a pre-determined period of time.
          Net income, as reported and pro forma net income in 2004 include $2.9 million (before and after tax) of compensation expense resulting from modifications made to certain stock options in connection with the sale of our FirstPoint Contact business.
          See Recent Accounting Pronouncements for further discussion of stock-based compensation.
          The per share weighted average fair value of options granted was $12.60 in 2005, $7.20 in 2004 and $2.98 in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

          We estimated the fair value of each option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2005	2004	2003

Average risk-free interest rate	3.59%	3.17%	2.59%
Expected dividend yield	1.50%	2.34%	4.22%
Expected volatility	0.31	0.31	0.30
Expected term (years)	5	5	5

Product and Workers’ Compensation Liabilities
          We record accruals for product and workers’ compensation claims in the period in which they are probable and reasonably estimable. Our principal self-insurance programs include product liability and workers’ compensation where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. We estimate the liability for the majority of the self-insured claims with the assistance of a third party actuarial consultant using our claims experience for the periods being valued.

Environmental Matters
          We record accruals for environmental matters in the period in which our responsibility is probable and the cost can be reasonably estimated. We make changes to the accruals in the periods in which the estimated costs of remediation change. At environmental sites for which more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites for which we are the only responsible party, we record a liability for the total estimated costs of remediation. We do not discount to their present value future expenditures for environmental remediation obligations. If we determine that recovery from insurers or other third parties is probable, we record a receivable for the estimated recovery.

Recent Accounting Pronouncements
          In March 2005, the FASB issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. The interpretation must be adopted in the fourth quarter of 2006. We are currently evaluating the interpretation to determine the effect on our financial statements and related disclosures.
          In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires compensation cost related to share-based payment transactions, including stock options and restricted stock, to be recognized in the financial statements. Compensation cost will be measured based on the grant-date fair value of the instruments issued using an option pricing model and will be recognized over the requisite service period. We are required to implement SFAS 123(R) for our 2006 fiscal year. SFAS 123(R) will apply to all awards granted after the implementation date and to previously-granted awards unvested as of the implementation date. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $17 to $20 million ($0.09 to $0.11 per share) after-tax for 2006. However, our actual share-based compensation expense in 2006 depends on a number of factors, including fair value of awards at the time of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

          In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. Unallocated overhead must be recognized as an expense in the period in which it is incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. We do not believe the adoption of SFAS 151 will have a material effect on our financial statements and related disclosures.

2.	Acquisitions of Businesses

2005 Acquisitions
          On September 1, 2005, our Power Systems segment acquired the assets of Quality Rewind & Electric, Inc.’s motor repair and management business based in Ft. McMurray, Alberta, Canada.

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
          The results of operations of these businesses have been included in the Consolidated Statement of Operations since their respective dates of acquisition. Pro forma financial information and allocation of the purchase price for these acquisitions is not presented as the combined effect of these acquisitions was not material to our results of operations or financial position.

3.	Goodwill and Other Intangible Assets
          The changes in the carrying amount of goodwill for the years ended September 30, 2004 and 2005 are (in millions):

	Control	Power
	Systems	Systems	Total

Balance as of September 30, 2003	$653.1	$145.1	$798.2
Translation and other	12.9	—	12.9

Balance as of September 30, 2004	666.0	145.1	811.1

Acquisition of business	—	4.3	4.3
Translation and other	(3.6)	0.1	(3.5)

Balance as of September 30, 2005	$662.4	$149.5	$811.9

          We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2005 and concluded that no impairments existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

          Other intangible assets consist of (in millions):

	September 30, 2005

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$117.7	$87.1	$30.6
Computer software products	123.9	69.9	54.0
Patents	39.3	36.3	3.0
Other	84.1	75.5	8.6

Total amortized intangible assets	365.0	268.8	96.2
Intangible assets not subject to amortization	210.8	—	210.8

Total	$575.8	$268.8	$307.0

	September 30, 2004

	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Distributor networks	$117.7	$84.6	$33.1
Computer software products	113.4	57.6	55.8
Patents	39.3	35.4	3.9
Other	93.2	73.0	20.2

Total amortized intangible assets	363.6	250.6	113.0
Intangible assets not subject to amortization	210.8	—	210.8

Total	$574.4	$250.6	$323.8

          Computer software products amortization expense was $14.8 million in 2005, $16.0 million in 2004 and $13.8 million in 2003.
          The Allen-Bradley, Reliance and Dodge trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.
          Estimated amortization expense is $17.2 million in 2006, $17.1 million in 2007, $16.5 million in 2008, $12.8 million in 2009, and $11.5 million in 2010.

4.	Inventories
          Inventories consist of (in millions):

	September 30,

	2005	2004

Finished goods	$189.6	$218.7
Work in process	149.3	135.4
Raw materials, parts, and supplies	231.0	220.2

Inventories	$569.9	$574.3

          We report inventories net of the allowance for excess and obsolete inventory of $45.9 million at September 30, 2005 and $46.2 million at September 30, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

5.	Property
          Property consists of (in millions):

	September 30,

	2005	2004

Land	$32.3	$32.4
Buildings and improvements	464.5	458.0
Machinery and equipment	1,645.8	1,606.0
Construction in progress	37.0	43.3

Total	2,179.6	2,139.7
Less accumulated depreciation	1,405.1	1,335.2

Property, net	$774.5	$804.5

6.	Long-term Debt
          Long-term debt consists of (in millions):

	September 30,

	2005	2004

6.15% notes, payable in 2008	$343.7	$353.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.5)	(46.0)

Total	748.2	757.7
Less current portion	—	—

Long-term debt	$748.2	$757.7

          In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 6.23 percent at September 30, 2005 and 4.27 percent at September 30, 2004. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other (liabilities) assets on the Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at September 30, 2005 and 2004. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was $(6.3) million at September 30, 2005 and $3.7 million at September 30, 2004.
          On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $115 million at September 30, 2005 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during 2005 were not significant.
          Interest payments were $45.6 million during 2005, $40.9 million during 2004 and $54.7 million during 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

7.	Other Current Liabilities
          Other current liabilities consist of (in millions):

	September 30,

	2005	2004

Advance payments from customers and deferred revenue	$78.2	$63.5
Customer returns, rebates and incentives	108.2	78.3
Unrealized losses on foreign exchange contracts (Note 9)	4.0	12.0
Product warranty obligations (Note 8)	36.3	28.9
Taxes other than income taxes	42.8	34.8
Other	61.8	73.1

Other current liabilities	$331.3	$290.6

8.	Product Warranty Obligations
          We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or from installation to an end-user or OEM customer. We also record a liability for specific warranty matters when they become known and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Consolidated Balance Sheet.
          Changes in the product warranty obligations are (in millions):

	September 30,

	2005	2004

Balance at beginning of period	$28.9	$29.3
Warranties recorded at time of sale	51.0	30.8
Adjustments to pre-existing warranties	(0.7)	(1.1)
Payments	(42.9)	(30.1)

Balance at end of period	$36.3	$28.9

9.	Financial Instruments
          Our financial instruments include long-term debt, foreign currency forward exchange contracts and an interest rate swap. The following is a summary of the carrying value and fair value of our financial instruments (in millions):

	September 30, 2005		September 30, 2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$(748.2)	$(826.2)	$(757.7)	$(837.1)
Foreign currency forward exchange contracts	18.2	18.2	(7.8)	(7.8)
Interest rate swap	(6.3)	(6.3)	3.7	3.7
          We base the fair value of long-term debt upon quoted market prices for the same or similar issues. We base the fair value of foreign currency forward exchange contracts on quoted market prices for contracts with similar maturities.
          Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2005 and 2004, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts for the euro, Swiss franc,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

9.	Financial Instruments — (Continued)
Canadian dollar, British pound sterling and Australian dollar. The foreign currency forward exchange contracts are recorded in other current assets in the amounts of $22.2 million as of September 30, 2005 and $4.2 million as of September 30, 2004 and other current liabilities in the amounts of $4.0 million as of September 30, 2005 and $12.0 million as of September 30, 2004. We do not anticipate any material adverse effect on our results of operations or financial position relating to these foreign currency forward exchange contracts. We have designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not significant.

10.	Shareowners’ Equity

Common Stock
          At September 30, 2005, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2005, 20.3 million shares of common stock were reserved for various incentive plans.
          Changes in outstanding common shares are summarized as follows (in millions):

	2005	2004	2003

Beginning balance	183.8	185.6	185.8
Treasury stock purchases	(9.8)	(7.5)	(5.6)
Shares delivered under incentive plans	5.7	5.7	5.4

Ending balance	179.7	183.8	185.6

Preferred Share Purchase Rights
          Each outstanding share of common stock provides the holder with one Preferred Share Purchase Right (Right). The Rights will become exercisable only if a person or group, without the approval of the board of directors, acquires, or offers to acquire, 20 percent or more of the common stock, although the board of directors is authorized to reduce the 20 percent threshold for triggering the Rights to not less than 10 percent. Upon exercise, each Right entitles the holder to 1/100th of a share of Series A Junior Participating Preferred Stock of the Company (Junior Preferred Stock) at a price of $250, subject to adjustment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

10.	Shareowners’ Equity — (Continued)

Accumulated Other Comprehensive Loss
          Accumulated other comprehensive loss consists of (in millions):

	September 30,

	2005	2004

Minimum pension liability adjustments (Note 12)	$(424.6)	$(131.2)
Accumulated currency translation adjustments	(84.2)	(91.3)
Net unrealized gains (losses) on cash flow hedges	7.2	(4.2)
Unrealized gains (losses) on investment securities	0.1	(0.1)

Accumulated other comprehensive loss	$(501.5)	$(226.8)

          Unrealized losses on cash flow hedges of $11.2 million ($6.8 million after tax) in 2005 and $36.6 million ($22.1 million after tax) in 2004 were reclassified into earnings and offset gains on the hedged items.
          Approximately $4.6 million ($2.8 million after tax) of the net unrealized gains on cash flow hedges as of September 30, 2005 will be reclassified into earnings during 2006. We expect that these unrealized gains will be offset when the hedged items are recognized in earnings.

11.	Stock Options
          We have granted options to purchase our common stock under various incentive plans and by board action to directors, officers and other key employees at prices equal to the fair market value of the stock on the grant dates. The plans provide that the option price for certain options granted under the plans may be paid in cash, shares of common stock or a combination thereof.
          Under our 2000 Long-Term Incentives Plan, we are authorized to grant up to 24.0 million shares of our common stock as non-qualified options, incentive stock options, stock appreciation rights and restricted stock. Shares available for future grant or payment under various incentive plans were approximately 8.0 million at September 30, 2005. None of our employee incentive plans presently permits options to be granted after November 30, 2009. Stock options generally expire ten years from the grant date and vest over three years.
          Information relative to stock options is as follows (shares in thousands):

	2005		2004		2003

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Number of shares under option:
Outstanding at beginning of year	14,082	$18.17	16,860	$14.88	19,775	$14.27
Granted	2,449	44.11	3,168	28.24	2,883	15.69
Exercised	(5,703)	16.18	(5,676)	13.87	(5,416)	13.03
Canceled or expired	(126)	22.11	(270)	21.09	(382)	15.57

Outstanding at end of year	10,702	25.12	14,082	18.17	16,860	14.88

Exercisable at end of year	5,478	16.96	8,562	15.57	9,980	14.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

11.	Stock Options — (Continued)

          The following table summarizes information about stock options outstanding at September 30, 2005 (shares in thousands; remaining life in years):

	Option	Wtd. Avg.	Wtd. Avg.	Option	Wtd. Avg.
	Shares	Remaining	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$5.85 to $11.71	1,244	4.6	$11.47	1,244	$11.47
$11.72 to $17.56	3,060	5.8	14.88	2,238	14.65
$17.57 to $23.42	1,386	3.9	20.50	1,366	20.48
$23.43 to $35.12	2,586	7.7	28.27	628	28.38
$35.13 to $58.54	2,426	9.1	44.10	2	39.10

	10,702			5,478

          The closing price of our common stock on September 30, 2005 was $52.90.

12.	Retirement Benefits
          We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we did in 2005 and 2004. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
          The components of net periodic benefit cost are (in millions):

	Pension Benefits			Other Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Service cost	$60.8	$62.2	$50.3	$5.1	$5.8	$5.8
Interest cost	120.2	110.6	102.0	20.9	19.9	23.4
Expected return on plan assets	(132.9)	(119.8)	(115.6)	—	—	—
Amortization:
Prior service cost	1.7	1.8	1.4	(13.3)	(13.8)	(12.2)
Net transition asset	(0.2)	(1.8)	(2.4)	—	—	—
Net actuarial loss	16.6	15.8	5.9	12.2	11.5	12.1

Net periodic benefit cost	$66.2	$68.8	$41.6	$24.9	$23.4	$29.1

          Included in this net periodic benefit cost table and Income from discontinued operations in the Consolidated Statement of Operations is pre-tax pension benefit cost of $2.8 million and $1.8 million for the years ended September 30, 2004 and 2003, respectively, and pre-tax other postretirement benefit cost of $1.1 million and $0.2 million for the years ended September 30, 2004 and 2003, respectively, related to FirstPoint Contact. We retained the pension liability related to the eligible FirstPoint Contact participants and the other postretirement benefit liability for eligible retirees through the date of sale, which will result in ongoing net periodic benefit cost for us. Also in 2004, we recognized a pension curtailment loss of $0.4 million and an other postretirement benefits curtailment gain of $2.3 million related to the sale of our FirstPoint

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

12.	Retirement Benefits — (Continued)
Contact business that is reflected in Income from discontinued operations in the Consolidated Statement of Operations.
          Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Benefit obligation at beginning of year	$2,054.9	$1,919.2	$349.7	$345.2
Service cost	60.8	62.2	5.1	5.8
Interest cost	120.2	110.6	20.9	19.9
Discount rate change	325.5	(73.8)	47.3	(8.6)
Actuarial losses	107.8	68.4	50.2	34.9
Plan amendments	(70.0)	0.8	—	—
Medicare subsidy effect	—	—	(13.5)	(16.9)
Divestiture	—	(9.5)	—	(0.3)
Plan participant contributions	4.8	4.9	9.1	6.1
Benefits paid	(81.3)	(75.1)	(43.3)	(36.9)
Currency translation and other	(2.0)	47.2	0.6	0.5

Benefit obligation at end of year	2,520.7	2,054.9	426.1	349.7

Plan assets at beginning of year	1,548.8	1,248.2	—	—
Actual return on plan assets	134.4	187.5	—	—
Company contributions	75.6	152.2	34.2	30.8
Plan participant contributions	4.8	4.9	9.1	6.1
Benefits paid	(81.3)	(75.1)	(43.3)	(36.9)
Currency translation and other	(2.3)	31.1	—	—

Plan assets at end of year	1,680.0	1,548.8	—	—

Funded status of plans	(840.7)	(506.1)	(426.1)	(349.7)
Contributions after measurement date	117.5	—	—	—
Unamortized amounts:
Prior service cost	(60.6)	11.2	(90.9)	(104.4)
Net transition liability	1.5	1.2	—	—
Net actuarial losses	894.8	481.0	304.6	232.6

Net amount on balance sheet	$112.5	$(12.7)	$(212.4)	$(221.5)

Net amount on balance sheet consists of:
Prepaid pension	$200.5	$68.8	$—	$—
Total retirement benefit liability	(780.4)	(305.1)	(212.4)	(221.5)
Deferred tax asset	266.4	81.4	—	—
Intangible asset	1.4	11.0	—	—
Accumulated other comprehensive loss	424.6	131.2	—	—

Net amount on balance sheet	$112.5	$(12.7)	$(212.4)	$(221.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

12.	Retirement Benefits — (Continued)

          During 2005, we recorded an increase to our minimum pension liability of $468.8 million resulting primarily from the discount rate change. Considering the increase of the deferred tax asset of $185.0 million resulting from the increase of our minimum pension liability and the decrease in the intangible pension asset of $9.6 million, the net decrease to shareowners’ equity (reflected as an increase in accumulated other comprehensive loss) was $293.4 million.
          Effective for 2006, we amended our U.S. pension plan to eliminate the early retirement subsidy for certain employees. The effect of the amendment is a reduction in the pension obligation of approximately $70 million and a corresponding reduction in annual pension expense recognized over the average remaining service life of plan participants.
          In 2005, we made voluntary contributions of $150.0 million to our U.S. qualified pension plan trust, including $100.0 million contributed in the fourth quarter. We also made contributions of $17.5 million to our non-U.S. pension plan trusts in the fourth quarter of 2005. In 2004, we contributed $125.0 million to our U.S. qualified pension plan trust.
          The accumulated benefit obligation for our pension plans is $2,357.1 million as of the 2005 measurement date and $1,768.1 million as of the 2004 measurement date.
          We use an actuarial measurement date of June 30 to measure our benefit obligations and to calculate our net periodic benefit cost for pension and other postretirement benefits.

Net Periodic Benefit Cost Assumptions
          Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	September 30,			September 30,

	2005	2004	2003	2005	2004	2003

U.S. Plans
Discount rate	6.25%	6.00%	7.00%	6.25%	6.00%	6.60	% (1)
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Compensation increase rate	4.50%	4.50%	4.50%	—	—	—
Non-U.S. Plans
Discount rate	5.03%	4.89%	5.12%	6.25%	6.25%	6.50%
Expected return on plan assets	6.25%	6.35%	6.75%	—	—	—
Compensation increase rate	2.62%	2.96%	3.38%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

12.	Retirement Benefits — (Continued)

Net Benefit Obligation Assumptions
          Significant assumptions used in determining the benefit obligations are (in weighted averages):

			Other
			Postretirement
	Pension Benefits		Benefits
	September 30,		September 30,

	2005	2004	2005	2004

U.S. Plans
Discount rate	5.25%	6.25%	5.00%	6.25%
Compensation increase rate	4.06%	4.50%	—	—
Healthcare cost trend rate(2)	—	—	11.0%	11.00%
Non-U.S. Plans
Discount rate	4.19%	5.03%	5.00%	6.25%
Compensation increase rate	2.62%	2.62%	—	—
Healthcare cost trend rate(3)	—	—	8.75%	9.50%

(1)
As a result of a plan amendment adopted effective October 1, 2002, and in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, our postretirement healthcare liabilities were recalculated as of the date of the amendment using a 6.5 percent discount rate, the discount rate applicable at the date of the plan amendment. The related net periodic benefit cost in 2003 of $29.1 million consists of expense using a 7.0 percent discount rate for the period July 1, 2002 through September 30, 2002 and expense using a 6.5 percent discount rate for the period October 1, 2002 through June 30, 2003.

(2)
The healthcare cost trend rate reflects the estimated increase in gross medical claims costs as required to be disclosed by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume gross healthcare cost trend rate will decrease to 5.5% in 2011.

(3)	Decreasing to 4.25% in 2011.

          Effective October 1, 2002, we amended our United States postretirement healthcare benefit program in to order mitigate the increasing cost of postretirement healthcare services. Effective January 1, 2004, we began contributing 50 percent of the amount in excess of the 2003 per capita amount. However, our calendar 2004 contribution was limited to a 7.5 percent increase from the 2003 per capita amount. Effective January 1, 2005, we limit our future per capita maximum contribution to our calendar 2004 per capita contribution.
          As a result of the finalization during 2005 of the rules for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), we have included an additional reduction in our accumulated projected benefit obligation of $13.5 million as of September 30, 2005 related to certain Other Postretirement Benefit plans. A reduction in our accumulated projected benefit obligation of $16.9 million was included as of September 30, 2004. Net periodic postretirement benefit cost in 2005 decreased by $2.0 million and is expected to decrease in 2006 by an additional $1 million as a result of the Act. There was no adjustment to net periodic postretirement benefit cost in 2004.
          In determining the expected long-term rate of return on assets assumption, we equally consider the historical performance and the future expected performance for returns for each asset category, as well as the target asset allocation of the pension portfolios. We consulted with and considered the opinions of financial and other professionals in developing appropriate return assumptions. This resulted in the selection of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)
12.    Retirement Benefits — (Continued)
weighted average long-term rate of return on assets assumption. Our weighted-average asset allocations at September 30, by asset category, are:

	Allocation	Target	September 30,
Asset Category	Range	Allocation	2005	2004

Equity Securities	50% - 80%	66%	64%	65%
Debt Securities	20% - 50%	33%	35%	33%
Other	0% - 20%	1%	1%	2%
          The investment objective for pension funds related to our defined benefit plans is to meet the plan’s benefit obligations, while maximizing the long-term growth of assets without undue risk. We strive to achieve this objective by investing plan assets within target allocation ranges and diversification within asset categories. Target allocation ranges are guidelines that are adjusted periodically based on ongoing monitoring by plan fiduciaries. Investment risk is controlled by rebalancing to target allocations on a periodic basis and ongoing monitoring of investment manager performance relative to the investment guidelines established for each manager.
          As of September 30, 2005 and 2004, our pension plans do not own our common stock.
          In certain non-U.S. countries in which we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

Estimated Future Payments
          We contributed $450 million to our U.S. pension plan trust in October 2005. In addition, we expect to contribute approximately $25 million related to our worldwide pension plans and $30.2 million to our postretirement benefit plans in 2006.
          The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

		Other Postretirement
	Pension Benefits	Benefits

2006	$92.3	$30.2
2007	96.9	29.6
2008	103.1	29.6
2009	109.2	29.7
2010	115.8	30.1
2011 - 2015	705.0	154.6

Other Postretirement Benefits
          A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease

	2005	2004	2005	2004

Increase (decrease) to total of service and interest cost components	$1.2	$1.0	$(1.0)	$(0.9)
Increase (decrease) to postretirement benefit obligation	20.2	12.6	(19.1)	(10.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

12.	Retirement Benefits — (Continued)

Pension Benefits
          Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) as of the 2005 and 2004 measurement dates (June 30) are as follows (in millions):

	2005	2004

Projected benefit obligation	$2,279.5	$1,730.2
Accumulated benefit obligation	2,138.4	1,489.7
Fair value of plan assets	1,442.3	1,233.2

Defined Contribution Savings Plans
          We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $24.5 million in 2005, $25.2 million in 2004, and $24.2 million in 2003.

13.	Discontinued Operations
          The following is a summary of the composition of income from discontinued operations included in the Consolidated Statement of Operations (in millions):

	2005	2004	2003

FirstPoint Contact net income from operations	$—	$5.7	$0.6
FirstPoint Contact gain on sale (net of tax expense of $1.4)	—	32.1	—
Tax matters (see Note 16)	21.6	18.4	—
Rocky Flats	—	4.6	4.4

Income from discontinued operations	$21.6	$60.8	$5.0

FirstPoint Contact
          In 2004, we sold our FirstPoint Contact business for cash proceeds and a note convertible into a minority interest in the corporate parent of the buyer. The value assigned to the convertible note on the date of the transaction was approximately $27.0 million. In September 2005, the note was converted to non-voting equity shares, accounted for under the cost method. The historical cost value of $27.0 million was used to value the equity shares at the date of conversion. No fair value was available for this investment as the equity shares are not publicly traded. Accordingly, it is not practicable to estimate that value. The results of operations of FirstPoint Contact for 2003 and 2004, as well as the gain on the sale, are reflected in Income from Discontinued Operations in the Consolidated Statement of Operations.
          Summarized results of FirstPoint Contact are as follows (in millions):

	2004	2003

Sales	$105.5	$111.8
Income before income taxes	9.4	1.1
Net income	5.7	0.6

Rocky Flats
          In 2004, we recorded a benefit of $7.6 million ($4.6 million after tax) as a result of a final judgment in a defense claim legal proceeding related to our former operation of the Rocky Flats facility of the Department of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

13.	Discontinued Operations — (Continued)
Energy. This amount is in addition to income of $7.3 million ($4.4 million after tax) recognized in 2003 related to the Rocky Flats defense claim legal proceeding.

14.	Related Party Transactions
          We own 50 percent of RSC. This ownership interest is accounted for using the equity method. Our investment in RSC of $58.8 million at September 30, 2005 and $57.5 million at September 30, 2004 is included in Other assets in the Consolidated Balance Sheet.
          We have an agreement with RSC pursuant to which RSC performs research and development services for us. We incurred $2.8 million in 2005, $3.7 million in 2004 and $3.0 million in 2003 for research and development services performed by RSC. At September 30, 2005, the amounts due to or from RSC were not significant. At September 30, 2004, the amount due to RSC for research and development services was $0.7 million. At September 30, 2004, the amount due from RSC for cost sharing arrangements was not significant.
          We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. At September 30, 2005 and 2004, there were no outstanding borrowings on the line of credit. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $4.8 million. The lease agreement has a term that ends in December 2011.
          We own 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. We paid CoLinx $18.2 million in 2005, $17.1 million in 2004 and $15.2 million in 2003, primarily for logistics services. In addition, CoLinx paid us approximately $2.8 million in 2005, $2.2 million in 2004 and $2.4 million in 2003 for the use of facilities we own and other services. The amounts due to and from CoLinx at September 30, 2005 and 2004 were not significant.

15.	Other Income (Expense)
          The components of other income (expense) are (in millions):

	2005	2004	2003

Net loss on dispositions of property and businesses	$(4.7)	$(24.3)	$(12.2)
Intellectual property settlements	—	0.3	1.4
Interest income	10.6	5.6	5.8
Royalty income	2.4	2.6	1.9
Earnings on equity method investments	3.8	3.2	3.2
Other	(2.6)	(11.8)	6.4

Other income (expense)	$9.5	$(24.4)	$6.5

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

16.	Income Taxes
          The components of the income tax provision are as follows (in millions):

	2005	2004	2003

Current:
United States	$50.8	$32.3	$(35.4)
Non-United States	56.6	(5.8)	28.7
State and local	(4.6)	(6.1)	(3.5)

Total current	102.8	20.4	(10.2)
Deferred:
United States	112.0	53.4	23.3
Non-United States	(5.8)	6.0	(0.3)
State and local	9.6	4.2	3.4

Total deferred	115.8	63.6	26.4

Income tax provision	$218.6	$84.0	$16.2

          During 2005, we recognized a net tax benefit of $19.7 million in income from continuing operations and $21.6 million in income from discontinued operations related to current and former businesses. The net tax benefits included in income from continuing operations are primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002. In addition, these net tax benefits include the effect of the true-up of estimated tax audit contingency accruals in connection with closure of the 1998 through 2002 audit. The net tax benefits included in discontinued operations relate primarily to the closure of the 1998 through 2002 audit ($7.5 million), a prior year state tax refund of a divested business ($11.3 million) and the resolution of various other tax matters of divested businesses ($2.8 million).
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

          During 2003, we recognized in earnings a tax benefit of $69.4 million related to a federal research and experimentation credit refund claim for the years 1997 through 2001. Of this amount, $66.4 million is reflected as a reduction of the United States income tax provision and $3.0 million is reflected as a reduction of the state and local income tax provision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

16.	Income Taxes — (Continued)

          Net current deferred income tax assets at September 30, 2005 and 2004 consist of the tax effects of temporary differences related to the following (in millions):

	2005	2004

Compensation and benefits	$56.3	$20.5
Product warranty costs	12.9	11.3
Inventory	25.7	26.4
Allowance for doubtful accounts	12.3	11.1
Net operating loss carryforwards	3.5	3.5
State tax credit carryforwards	1.3	1.1
Other — net	57.4	58.8

Current deferred income tax assets	$169.4	$132.7

Net long-term deferred income tax assets/ (liabilities) at September 30, 2005 and 2004 consist of the tax effects of temporary differences related to the following (in millions):
	2005	2004

Retirement benefits	$152.6	$135.0
Property	(105.4)	(125.2)
Intangible assets	(30.2)	(22.1)
Net operating loss carryforwards	31.6	19.4
Capital loss carryforwards	46.5	58.4
State tax credit carryforwards	11.9	9.1
Other — net	14.8	0.5

Subtotal	121.8	75.1
Valuation allowance	(55.5)	(63.0)

Long-term deferred income tax assets	$66.3	$12.1

          Total deferred tax assets were $426.8 million at September 30, 2005 and $355.1 million at September 30, 2004. Total deferred tax liabilities were $135.6 million at September 30, 2005 and $147.3 million at September 30, 2004.
          We reclassified our tax audit accrual as of September 30, 2004 from Deferred income taxes (non-current) to Other liabilities in the Consolidated Balance Sheet. The reclassification resulted in a remaining net non-current deferred tax asset of $12.1 million at September 30, 2004, which is reported as a non-current asset in the Consolidated Balance Sheet.
          We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than as reflected below for tax attributes to be carried forward. Significant factors we considered in determining the probability of the realization of the deferred tax assets include: (a) our historical operating results ($261.0 million of United States taxable income over the past three years), (b) expected future earnings, and (c) the extended period of time over which the retiree medical benefits will be paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

16.	Income Taxes — (Continued)

          Net operating loss, capital loss and tax credit carryforwards, valuation allowances and the related carryforward periods at September 30, 2005 are (in millions):

	Tax
	Benefit	Valuation	Carryforward
Tax Attribute to be Carried Forward	Amount	Allowance	Period Ends

Non-United States net operating loss	$2.2	$(2.2)	2008-2012
Non-United States net operating loss	17.5	(7.3)	Indefinite
Non-United States capital loss	29.8	(29.1)	Indefinite
United States net operating loss	1.7	—	2019-2025
United States capital loss	16.7	(16.7)	2007-2009
State and local net operating loss	13.7	(0.2)	2006-2025
State tax credit	13.2	—	2006-2020

Total	$94.8	$(55.5)

          We have a valuation allowance at September 30, 2005 as noted above for carryforwards for which future use is uncertain.
          During 2005, the valuation allowance decreased by $7.5 million as a result of a basis adjustment in connection with the filing of the 2004 income tax return related to the sale of FirstPoint Contact and the recording of a valuation allowance for non-U.S. net operating losses.
          We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. Federal, state and foreign jurisdictions for various tax periods. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
          Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We regularly assess our position with regard to tax exposures and record liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies. We have recorded an accrual of $103.1 million and $111.7 million at September 30, 2005 and 2004, respectively, that reflects our estimate of the likely outcome of current and future audits and is recorded in Other liabilities in our Consolidated Balance Sheet. The change in the accrual reflects a reduction of $34.6 million related primarily to settlement of the 1998 — 2002 U.S. federal audit, offset by an increase of $26.0 million to the accrual for changes in estimates and additional interest related to previously identified income tax exposures. A final determination of these tax audits or changes in our estimates may result in additional future income tax expense or benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

16.	Income Taxes — (Continued)

          The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2005	2004	2003

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.1	2.8	1.3
Non-United States taxes	(0.5)	(3.0)	0.6
Foreign tax credit utilization	(0.9)	(0.2)	(0.8)
Employee stock ownership plan benefit	(0.5)	(0.9)	(1.4)
Tax refund claims	(1.6)	(3.7)	(2.4)
Utilization of foreign loss carryforwards	(0.1)	(0.3)	(1.0)
Utilization of capital loss carryforwards	—	0.8	(1.7)
Tax benefits on export sales	(0.9)	(2.1)	(0.8)
Research and experimentation refund claim	—	(2.3)	(23.3)
Resolution of prior period tax matters	(4.2)	(8.3)	0.6
Other	1.3	1.4	(0.7)

Effective income tax rate	29.7%	19.2%	5.4%

          We calculated the income tax provisions based upon the following components of income from continuing operations before income taxes (in millions):

	2005	2004	2003

United States income	$610.0	$319.8	$205.6
Non-United States income	127.0	118.3	92.0

Total	$737.0	$438.1	$297.6

          We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. These earnings relate to ongoing operations and at September 30, 2005, were approximately $510.0 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. or state income tax liabilities that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for non-U.S. affiliates when we plan to remit those earnings.
          Income taxes paid were $134.8 million during 2005, $30.0 million during 2004 and $84.5 million during 2003.

17.	Commitments and Contingent Liabilities

Environmental Matters
          Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position or financial condition.
          We have been designated as a potentially responsible party at 12 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2005 to be $7.1 million, of which $3.8 million has been accrued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

17.	Commitments and Contingent Liabilities — (Continued)

          Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2005, we have estimated the total reasonably possible costs we could incur from these matters to be $82.5 million. We have recorded environmental accruals for these matters of $34.3 million. In addition to the above matters, we assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance. We are indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these Reliance matters. At September 30, 2005, we have recorded a liability of $22.6 million and a receivable of $21.4 million for these Reliance matters. We estimate the total reasonably possible costs for these matters to be $35.0 million for which we are substantially indemnified by Exxon.
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

Lease Commitments
          Rental expense was $88.0 million in 2005; $85.2 million in 2004; and $80.7 million in 2003. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $206.5 million as of September 30, 2005 and are payable as follows (in millions):

2006	$51.5
2007	45.2
2008	37.3
2009	26.4
2010	15.0
Beyond 2010	31.1

Total	$206.5

          Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $13.6 million as of September 30, 2005 and are receivable through 2010 at approximately $2.7 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

Other Matters
          Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or asserted will not have a material adverse effect on our business or financial condition.
          We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of our products or specify which of these claimants, if any, were exposed to asbestos attributable to our products; and past experience has shown

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

17.	Commitments and Contingent Liabilities — (Continued)
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
          We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former Allen-Bradley subsidiary. As a result, the insurance carriers have paid some past defense and indemnity costs and have agreed to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims, subject to policy limits. If either carrier becomes insolvent or the policy limits of either carrier are exhausted, our share of future defense and indemnity costs may increase. However, coverage under excess policies may be available to pay some or all of these costs.
          The uncertainties of asbestos claim litigation and the long term solvency of our insurance companies make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.
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
          We have, from time to time, divested certain of our businesses. In connection with such divestitures, lawsuits, claims and proceedings may be instituted or asserted against us related to the period that we owned the businesses.
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

Control Systems
          The Control Systems operating segment supplies industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes. Control Systems

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

18.	Business Segment Information — (Continued)
includes two main business groups: the Components and Packaged Applications Group (CPAG) and the Automation Control and Information Group (ACIG).
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
          ACIG’s core products are used primarily to control and monitor industrial plants and processes and typically consist of a processor, software and input/output (I/ O) devices. ACIG’s integrated architecture and Logix controllers perform multiple types of control applications, including discrete, batch, continuous process, drive system, motion and machine safety across various factory floor operations. ACIG’s products include controllers, control platforms, I/ O devices, high performance rotary and linear motion control systems, electronic operator interface devices, sensors, industrial computers and machine safety components. ACIG’s sales account for approximately 45 percent of Control Systems’ sales.
          In addition, Control Systems’ offering also includes services and solutions, such as multi-vendor customer support, training, automation systems integration, asset management, and manufacturing information solutions for discrete and targeted batch process industries.

Power Systems
          The Power Systems operating segment consists of two business groups: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).
          Mechanical’s products include mounted bearings, gear reducers, mechanical drives, conveyor pulleys, couplings, bushings, clutches and motor brakes. Electrical’s products include industrial and engineered motors, adjustable speed drives, product repair, motor and mechanical maintenance solutions, training and consulting services to OEM’s, end-users and distributors.
          The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2005	2004	2003

Sales:
Control Systems	$4,154.4	$3,692.6	$3,313.9
Power Systems	899.3	770.0	724.1
Intersegment sales	(50.5)	(51.5)	(45.7)

Total	$5,003.2	$4,411.1	$3,992.3

Segment operating earnings:
Control Systems	$756.9	$527.9	$397.6
Power Systems	110.3	67.5	54.6

Total	867.2	595.4	452.2
Purchase accounting depreciation and amortization	(14.7)	(27.3)	(26.9)
General corporate — net	(69.7)	(88.3)	(66.8)
Loss on disposition of a business (Note 15)	—	—	(8.4)
Interest expense	(45.8)	(41.7)	(52.5)

Income from continuing operations before income taxes	$737.0	$438.1	$297.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

18.	Business Segment Information — (Continued)

          Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain non-recurring corporate initiatives, gains and losses from the disposition of businesses, earnings and losses from equity affiliates that are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales are either at a market price or cost plus a mark-up, which does not necessarily represent a market price. In preparing the segment information, we use accounting policies consistent with those described in Note 1.
          The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2005	2004	2003

Identifiable assets:
Control Systems	$2,484.2	$2,442.1	$2,424.0
Power Systems	867.8	850.2	854.7
Corporate	1,173.1	921.0	727.6

Total	$4,525.1	$4,213.3	$4,006.3

Depreciation and amortization:
Control Systems	$115.1	$121.4	$122.1
Power Systems	38.2	35.2	38.2
Corporate	3.2	2.8	3.4

Total	156.5	159.4	163.7
Purchase accounting depreciation and amortization	14.7	27.3	26.9

Total	$171.2	$186.7	$190.6

Capital expenditures for property:
Control Systems	$89.7	$70.7	$78.1
Power Systems	21.1	26.9	28.7
Corporate	13.3	0.4	0.8

Total	$124.1	$98.0	$107.6

          Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, property and the 50 percent ownership interest in RSC.
          We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property

	2005	2004	2003	2005	2004	2003

United States	$3,058.8	$2,727.0	$2,530.2	$661.4	$683.2	$793.2
Canada	418.4	339.8	303.8	23.7	21.5	21.5
Europe, Middle East and Africa	823.5	779.6	685.4	57.6	70.0	76.8
Asia-Pacific	483.1	400.4	330.7	19.1	18.6	16.8
Latin America	219.4	164.3	142.2	12.7	11.2	8.8

Total	$5,003.2	$4,411.1	$3,992.3	$774.5	$804.5	$917.1

          We attribute sales to the geographic regions based on the country of origin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

19.	Quarterly Financial Information (Unaudited)

	2005 Quarters

	First	Second(a)(b)	Third	Fourth(c)	2005

	(in millions, except per share amounts)
Sales	$1,184.9	$1,218.4	$1,264.7	$1,335.2	$5,003.2
Gross profit	449.1	455.9	481.0	508.1	1,894.1
Income from continuing operations before income taxes	179.6	180.6	191.2	185.6	737.0
Income from continuing operations	122.1	142.5	127.3	126.5	518.4
Income from discontinued operations(d)	11.3	7.5	—	2.8	21.6
Net income	133.4	150.0	127.3	129.3	540.0
Basic earnings per share:
Continuing operations	0.66	0.77	0.70	0.70	2.83
Discontinued operations(d)	0.06	0.04	—	0.02	0.12
Net income	0.72	0.81	0.70	0.72	2.95
Diluted earnings per share:
Continuing operations	0.65	0.75	0.68	0.69	2.77
Discontinued operations(d)	0.06	0.04	—	0.01	0.11
Net income	0.71	0.79	0.68	0.70	2.88
Income from continuing operations for 2005 includes:

(a)
a net tax benefit of $19.7 million ($0.10 per diluted share) primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002;

(b)	an insurance claim of $11.4 million ($7.8 million after tax, or $0.04 per diluted share) related to the recovery of previously incurred legal costs;

(c)
special charges of $21.5 million ($14.2 million after tax, or $0.08 per diluted share) associated with realignment of administrative functions and a reduction of workforce in Europe in our Control Systems segment and a facility closure in our Power Systems segment. Segment operating earnings of Control Systems and Power Systems include these special charges of $16.5 million and $5.0 million, respectively, for the quarter ended September 30, 2005. The special charges are included in the Consolidated Statement of Operations for the year ended September 30, 2005 in cost of sales and selling, general and administrative expenses in the amounts of $9.4 million and $12.1 million, respectively. We expect that total cash expenditures (after-tax) in connection with these actions will be approximately $11.4 million related to employee severance and separation costs and will be mostly incurred during the first half of 2006. Non-cash charges of $2.8 million after-tax relate to a write-down of property to its fair value, determined by management using customary valuation techniques.

(d)	see Note 13 for additional information on discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

19.	Quarterly Financial Information (Unaudited) — (Continued)

	2004 Quarters

	First(a)	Second	Third(b)	Fourth(c)(d)	2004

	(in millions, except per share amounts)
Sales	$990.3	$1,079.6	$1,135.0	$1,206.2	$4,411.1
Gross profit	329.9	383.8	411.9	437.2	1,562.8
Income from continuing operations before income taxes	75.4	106.2	129.8	126.7	438.1
Income from continuing operations	57.1	74.9	125.5	96.6	354.1
Income from discontinued operations(e)	5.1	3.4	0.9	51.4	60.8
Net income	62.2	78.3	126.4	148.0	414.9
Basic earnings per share:
Continuing operations	0.30	0.40	0.68	0.52	1.91
Discontinued operations(e)	0.03	0.02	—	0.28	0.33
Net income	0.33	0.42	0.68	0.80	2.24
Diluted earnings per share:
Continuing operations	0.29	0.39	0.66	0.51	1.85
Discontinued operations(e)	0.03	0.02	—	0.27	0.32
Net income	0.32	0.41	0.66	0.78	2.17
Income from continuing operations for 2004 includes:

(a)
a net tax benefit of $4.3 million ($0.02 per diluted share) related to additional state tax benefits associated with a previously reported U.S. federal research and experimentation credit refund claim;

(b)	a tax benefit of $34.5 million ($0.18 per diluted share) related to the resolution of certain tax matters;

(c)	a tax benefit of $7.5 million ($0.04 per diluted share) related to tax refunds from the State of California;

(d)	charges of $26.3 million ($16.3 million after tax, or $0.09 per diluted share) associated with an ongoing facilities rationalization program.

(e)	see Note 13 for additional information on discontinued operations.

20.	Subsequent Events
          In November 2005, the Company completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements affixed to the properties. The lease terms vary from five to fifteen years depending on the property and will be classified as operating leases. The net proceeds on sale were approximately $148 million, which were used to repay commercial paper borrowings. Three of the sold properties resulted in a loss of $2.0 million that will be recognized in our first quarter of 2006, the remaining properties resulted in a gain on sale of $36 million that will be amortized to rent expense over the term of the respective leases. The average operating lease commitment for the first five years is $12 million per year and $10 million per year thereafter.
          On October 11, 2005, we issued unsecured commercial paper obligations of $300.0 million with various maturities of between 1 and 28 days. We used the proceeds to partially fund a $450 million voluntary contribution to our U.S. qualified pension trust.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
          We have audited the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareowners equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2005 expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Milwaukee, Wisconsin
November 10, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2005, of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Management’s Report on Internal Control Over Financial Reporting
          We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2005.
          Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included below.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
          During 2005, we continued to make improvements to the design and effectiveness of our internal controls over financial reporting, including those related to our information technology systems, as part of a previously existing overall program on internal control and as part of the process of preparing for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Some of these changes, especially to our internal controls related to information technology systems, could be deemed to have materially improved our internal control over financial reporting. We anticipate that we will continue to make improvements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rockwell Automation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
          A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005 of the Company and our report dated November 10, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.
Deloitte & Touche LLP
Milwaukee, Wisconsin
November 10, 2005

Item 9B.     Other Information
          None.
PART III

Item 10.	Directors and Executive Officers of the Company
          See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2006 Proxy Statement.
          No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information with respect to executive officers of the Company under Item 4A of Part I hereof.
          We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics is posted on our Internet site at http://www.rockwellautomation.com. In the event that we amend or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

Item 11.	Executive Compensation
          See the information under the captions Executive Compensation, Option Grants, Aggregated Option Exercises and Fiscal Year-End Values and Retirement Plans in the 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          See the information under the captions Stock Ownership by Certain Beneficial Owners and Ownership by Management of Equity Securities in the 2006 Proxy Statement.
          The following table provides information as of September 30, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2000 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to	Weighted Average	Equity Compensation
	be issued upon Exercise	Exercise Price of	Plans (excluding
	of Outstanding Options,	Outstanding Options,	Securities reflected
	Warrants and Rights	Warrants and Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareowners	10,667,127 (1)	$25.15	8,026,232 (2)
Equity compensation plans not approved by shareowners	35,000 (3)	16.45	—

Total	10,702,127	$25.12	8,026,232

(1)	Represents outstanding options under our 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)	Includes 7,612,490 and 413,742 shares available for future issuance under our 2000 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

(3)
On July 31, 2001, each non-employee director received a grant of options to purchase 7,000 shares of our common stock at an exercise price of $16.05 per share pursuant to Board resolutions. On February 6, 2002, a new non-employee director received a grant of options to purchase 7,000 shares of our common stock at an exercise price of $18.05 per share pursuant to Board resolutions. The options became exercisable in substantially equal installments on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

Item 13.	Certain Relationships and Related Transactions
          See the information under the caption Board of Directors and Committees in the 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
          See the information under the caption Proposal to Approve the Selection of Auditors in the 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2005 and 2004

Consolidated Statement of Operations, years ended September 30, 2005, 2004 and 2003

Consolidated Statement of Cash Flows, years ended September 30, 2005, 2004 and 2003

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2005, 2004 and 2003

Consolidated Statement of Comprehensive Income, years ended September 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule for the years ended September 30, 2005, 2004 and 2003

Page

Schedule II — Valuation and Qualifying Accounts	S-1

Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

3-a-1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.

3-b-l	By-Laws of the Company, as amended November 3, 2004, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 4, 2004, are hereby incorporated by reference.

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

*l0-a-1
Copy of the Company’s 1995 Long-Term Incentives Plan, as amended, filed as Exhibit l0-b-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

*10-a-2
Form of Stock Option Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-b-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998, is hereby incorporated by reference.

*10-a-3
Form of Restricted Stock Agreement under the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-e to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

*10-a-4
Copy of Restricted Stock Agreement dated December 3, 1997 between the Company and Don H. Davis, Jr., filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

*10-a-5
Copy of resolutions of the Board of Directors of the Company, adopted December 1, 1999, amending the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, is hereby incorporated by reference.

*10-a-6
Memorandum of Proposed Amendments to the Rockwell International Corporation 1995 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001 in connection with the spinoff of Rockwell Collins, filed as Exhibit 10-b-8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-a-7
Copy of resolutions of the Board of Directors of the Company, adopted November 6, 2002, amending the Company’s 1995 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, is hereby incorporated by reference.

*10-a-8
Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted June 4, 2003, amending the restricted stock agreements of Don H. Davis, Jr., filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference.

*10-b-l
Copy of the Company’s Directors Stock Plan, as amended February 2, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

*10-b-2
Forms of Restricted Stock Agreements under the Company’s Directors Stock Plan between the Company and each of William H. Gray, III, William T. McCormick, Jr., and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.

*10-b-3
Form of Stock Option Agreement under the Directors Stock Plan, filed as Exhibit 10-c-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-b-4
Form of Restricted Stock Agreement under the Directors Stock Plan for restricted stock granted between February 2, 2000 and February 6, 2002, filed as Exhibit 10-c-5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

*10-b-5
Form of Restricted Stock Agreement for payment of portion of annual retainer for Board service by issuance of shares of restricted stock, filed as Exhibit 10-c-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2000, is hereby incorporated by reference.

*10-b-6
Form of Stock Option Agreement for options granted on July 31, 2001 and February 6, 2002 for service on the Board between the Company and each of the Company’s Non-Employee Directors, filed as Exhibit 10-c-7 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-b-7
Copy of resolution of the Board of Directors of the Company, adopted on December 4, 2002, amending the Company’s Directors Stock Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-b-8	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.

*10-b-9
Form of Restricted Stock Agreement under Section 6 of the 2003 Directors Stock Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-b-10
Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-b-11
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on April 25, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference.

*10-b-12
Form of Restricted Stock Agreement under Section 8(a)(i) of the 2003 Directors Stock Plan, filed as Exhibit 10-c-14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, is hereby incorporated by reference.

*10-b-13
Amendments to Restricted Stock Agreements with William H. Gray, III, William T. McCormick, Jr., Joseph F. Toot, Jr., and Don H. Davis, Jr., filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, are hereby incorporated by reference.

*10-b-14	Summary of Non-Employee Director Compensation and Benefits, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is hereby incorporated by reference.

*10-c-1
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

*10-c-2
Copy of resolution of the Board of Directors of the Company, adopted September 3, 1997, adjusting outstanding awards under the Company’s (i) 1988 Long-Term Incentives Plan, (ii) 1995 Long-Term Incentives Plan and (iii) Directors Stock Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997, is hereby incorporated by reference.

*10-c-3
Memorandum of Adjustments to Outstanding Options Under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company in connection with the spinoff of Conexant, filed as Exhibit 10-d-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999, is hereby incorporated by reference.

*10-c-4
Description of amendments to certain Restricted Stock Agreements between the Company and each of Betty C. Alewine, William T. McCormick, Jr., Bruce M. Rockwell and Joseph F. Toot, Jr., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

*10-d-1
Copy of the Company’s 2000 Long-Term Incentives Plan, as amended through February 4, 2004, filed as Exhibit 10-e-1 to the Company’s Annual Report on 10-K for the year ended September 30, 2004, is hereby incorporated by reference.

*10-d-2
Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spinoff of Rockwell Collins, filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-d-3
Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, are hereby incorporated by reference.

*10-d-4
Memorandum of Adjustments to Outstanding Options under Rockwell International Corporation’s 1988 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and Directors Stock Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spinoff of Rockwell Collins, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-d-5
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

*10-d-6
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

*10-d-7
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.

*10-d-8
Memorandum of Amendments to the Rockwell Automation, Inc. 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

*10-e
Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted February 5, 2003, regarding the Corporate Office vacation plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-f	Copy of the Company’s Deferred Compensation Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is hereby incorporated by reference.

*10-g-1
Copy of resolutions of the Board of Directors of the Company, adopted November 3, 1993, providing for the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-l to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.

*10-g-2
Copy of resolutions of the Compensation Committee of the Board of Directors of the Company, adopted July 6, 1994, modifying the Company’s Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-h-2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (File No. 1-1035), is hereby incorporated by reference.

*10-g-3
Copy of resolutions of the Board of Directors of New Rockwell International Corporation, adopted December 4, 1996, providing for its Deferred Compensation Policy for Non-Employee Directors, filed as Exhibit 10-i-3 to the Company’s Annual Report on Form 10- K for the year ended September 30, 1996, is hereby incorporated by reference.

*l0-h-1
Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003, filed as Exhibit 10-i-1 to the Company’s Annual Report for the year ended September 30, 2004, is hereby incorporated by reference.

*l0-h-2	Copy of the Company’s Incentive Compensation Plan, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated September 7, 2005, is hereby incorporated by reference.

*10-h-3
Description of the Company’s incentive compensation program for fiscal year 2005 and the performance measures and goals therefor and for the Company’s Annual Incentive Compensation Plan for Senior Executives for fiscal year 2005, contained in the Company’s Current Report on Form 8-K dated December 7, 2004, is hereby incorporated by reference.

*10-i-1
Restricted Stock Agreement dated December 6, 1995 between the Company and Don H. Davis, Jr., filed as Exhibit 10-1-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995 (File No. 1-1035), is hereby incorporated by reference.

*10-i-2
Copy of Restricted Stock Agreement dated January 5, 2004, between the Company and James V. Gelly, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is hereby incorporated by reference.

          * Management contract or compensatory plan or arrangement.

*10-j-1
Form of Change of Control Agreement between the Company and each of Don H. Davis, Jr., John D. Cohn and Joseph D. Swann, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.

*10-j-2
Form of Change of Control Agreement between the Company and certain other officers of the Company, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, is hereby incorporated by reference.

*10-j-3
Copy of Restricted Stock Agreement dated February 5, 2004 between the Company and Keith D. Nosbusch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.

*10-j-4
Agreement dated as of January 27, 2004, between the Company and Michael A. Bless, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.

*10-j-5
Copy of Restricted Stock Agreement dated May 1, 2004 between the Company and Douglas M. Hagerman, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*10-j-6
Form of Change of Control Agreement dated as of May 1, 2004 between the Company and each of James V. Gelly and Douglas M. Hagerman, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*10-j-7
Copy of Change of Control Agreement dated as of June 2, 2004 between the Company and Keith D. Nosbusch, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*10-j-8
Agreement dated as of May 27, 2004 between the Company and William J. Calise, Jr., filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*l0-j-9
Agreement dated January 26, 2005 by and between the Company and Don H. Davis, Jr., filed as Exhibit 10 to the Company’s Quarterly Report of Form 10-Q for the quarter ended December 31, 2004, is hereby incorporated by reference.

10-k-1
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

10-k-2
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

10-k-3
Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-l-l
Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-l-2
Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-l-3
Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-m-1
Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-m-2
Amended and Restated Employee Matters Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-m-3
Tax Allocation Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-n-1
Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-n-2
Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-n-3
Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-o
Five-Year Credit Agreement dated as of October 26, 2004 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated October 27, 2004, is hereby incorporated by reference.

l0-p
Purchase and Sale Agreement dated as of August 24, 2005 by and between the Company and First Industrial Acquisitions, Inc., including the form of Lease Agreement attached as Exhibit I thereto, together with the First Amendment to Purchase and Sale Agreement dated as of September 30, 2005 and the Second Amendment to Purchase and Sale Agreement dated as of October 31, 2005.

          * Management contract or compensatory plan or arrangement.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2005.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated: November 10, 2005
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of November 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Keith D. Nosbusch* Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director

Betty C. Alewine* Director

Don H. Davis, Jr.* Director

Verne G. Istock* Director

Barry C. Johnson* Director

William T. McCormick, Jr.* Director

Bruce M. Rockwell* Director

David B. Speer* Director

Joseph F. Toot, Jr.* Director

Kenneth F. Yontz* Director

*By	/s/ Douglas M. Hagerman Douglas M. Hagerman, Attorney-in-fact**
**By authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2005, 2004 and 2003

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Year	Expenses	Accounts	Deductions(b)	Year

	(in millions)
*Year ended September 30, 2005
Allowance for doubtful accounts(a)	$28.0	$4.4	$—	$11.2	$21.2
Allowance for customer returns, rebates and incentives	86.1	367.1	11.3 (c)	346.9	117.6
Allowance for excess and obsolete inventory	46.2	18.0	0.2	18.5	45.9
Valuation allowance for deferred tax assets	63.0	5.5	—	13.0	55.5
*Year ended September 30, 2004
Allowance for doubtful accounts(a)	$29.5	$8.5	$—	$10.0	$28.0
Allowance for customer returns, rebates and incentives	75.4	237.1	—	226.4	86.1
Allowance for excess and obsolete inventory	53.4	14.3	0.7	22.2	46.2
Valuation allowance for deferred tax assets	46.8	26.1	3.7	13.6	63.0
*Year ended September 30, 2003
Allowance for doubtful accounts(a)	$43.6	$3.5	$1.6	$19.2	$29.5
Allowance for customer returns, rebates and incentives	75.1	160.7	—	160.4	75.4
Allowance for excess and obsolete inventory	50.9	15.2	1.9	14.6	53.4
Valuation allowance for deferred tax assets	51.7	3.8	—	8.7	46.8

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory, customer account credits for customer returns, rebates and incentives and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

(c)	Represents reclassification of amounts reported in other balance sheet accounts in prior years.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

l0-p	Purchase and Sale Agreement dated as of August 24, 2005 between the Company and First Industrial Acquisitions, Inc., including the Lease Agreement attached as Exhibit I.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2005.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.