Form 10-Q
period 2005-12-31
ROCKWELL  AUTOMATION INC
filed 2006-01-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005     Commission file number 1-12383
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
177,231,053 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2005.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$246.7	$463.6
Receivables	793.7	799.6
Inventories	595.7	569.9
Deferred income taxes	184.2	169.4
Other current assets	144.0	184.0

Total current assets	1,964.3	2,186.5

Property, net	663.5	774.5
Goodwill	815.7	811.9
Other intangible assets, net	325.5	307.0
Deferred income taxes	30.1	66.3
Prepaid pension	634.7	200.5
Other assets	185.4	178.4

TOTAL	$4,619.2	$4,525.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$103.2	$1.2
Accounts payable	397.1	388.5
Compensation and benefits	146.5	214.4
Income taxes payable	37.5	5.4
Other current liabilities	363.0	331.3

Total current liabilities	1,047.3	940.8

Long-term debt	747.2	748.2
Retirement benefits	981.4	977.5
Other liabilities	260.0	209.5

Commitments and contingent liabilities (Note 11)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,134.7	1,122.7
Retained earnings	2,574.7	2,493.5
Accumulated other comprehensive loss	(507.3)	(501.5)
Unearned restricted stock compensation	—	(1.7)
Common stock in treasury, at cost (shares held: December 31, 2005, 39.2; September 30, 2005, 36.7)	(1,835.2)	(1,680.3)

Total shareowners’ equity	1,583.3	1,649.1

TOTAL	$4,619.2	$4,525.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2005	2004
Sales	$1,301.4	$1,184.9
Cost of sales	(786.9)	(735.8)

Gross profit	514.5	449.1

Selling, general and administrative expenses	(295.5)	(263.0)
Other income	4.3	4.6
Interest expense	(13.5)	(11.1)

Income from continuing operations before income taxes	209.8	179.6
Income tax provision	(64.1)	(57.5)

Income from continuing operations	145.7	122.1

Income from discontinued operations	—	11.3

Net income	$145.7	$133.4

Basic earnings per share:

Continuing operations	$0.82	$0.66
Discontinued operations	—	0.06

Net income	$0.82	$0.72

Diluted earnings per share:

Continuing operations	$0.80	$0.65
Discontinued operations	—	0.06

Net income	$0.80	$0.71

Cash dividends per share	$0.225	$0.165

Weighted average outstanding shares:

Basic	178.7	184.5

Diluted	182.3	189.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31,
	2005	2004
Continuing Operations:

Operating Activities:
Net income	$145.7	$133.4
Income from discontinued operations	—	11.3

Income from continuing operations	145.7	122.1

Adjustments to arrive at cash (used for) provided by operating activities:
Depreciation	30.4	38.9
Amortization of intangible assets	5.2	7.3
Share-based compensation expense	6.8	—
Retirement benefits expense	29.3	22.3
Pension trust contributions	(455.5)	(54.3)
Net loss (gain) on disposition of property	1.2	(0.8)
Income tax benefit from the exercise of stock options	0.3	25.8
Excess income tax benefit from the exercise of stock options	(11.3)	—
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	2.0	12.1
Inventories	(27.5)	(23.4)
Accounts payable	10.1	(35.7)
Compensation and benefits	(66.6)	(69.0)
Income taxes	114.8	39.4
Other assets and liabilities	17.6	17.6

Cash (Used for) Provided by Operating Activities	(197.5)	102.3

Investing Activities:
Capital expenditures	(27.2)	(11.9)
Acquisition of business	(25.4)	—
Purchase of short-term investments	—	(14.9)
Proceeds from sale of property	147.5	5.5

Cash Provided by (Used for) Investing Activities	94.9	(21.3)

Financing Activities:
Net issuance of short-term debt	102.0	—
Cash dividends	(40.3)	(30.5)
Purchases of treasury stock	(201.1)	(116.4)
Proceeds from the exercise of stock options	17.4	45.4
Excess income tax benefit from the exercise of stock options	11.3	—
Other financing activities	0.1	(1.0)

Cash Used for Financing Activities	(110.6)	(102.5)

Effect of exchange rate changes on cash	(3.7)	(3.0)

Cash Used for Continuing Operations	(216.9)	(24.5)

Discontinued Operations:
Cash Provided by Discontinued Operating Activities	—	18.4

Cash Provided by Discontinued Operations	—	18.4

Decrease in Cash and Cash Equivalents	(216.9)	(6.1)
Cash and Cash Equivalents at Beginning of Period	463.6	473.8

Cash and Cash Equivalents at End of Period	$246.7	$467.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Cash and Cash Equivalents
Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.
Receivables
Receivables are stated net of allowances for doubtful accounts of $18.1 million at December 31, 2005 and $18.4 million at September 30, 2005. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $10.0 million at December 31, 2005 and $9.4 million at September 30, 2005.
Properties
Properties are stated net of accumulated depreciation of $1,381.8 million at December 31, 2005 and $1,405.1 million at September 30, 2005.
Income Taxes
At the end of each interim reporting period, we estimate a base effective tax rate, which is the effective tax rate expected to be applicable for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. The base rate determined is used in providing for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects. The tax effect of significant unusual or extraordinary items is recognized in the period in which they are realizable.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies — (Continued)
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding shares, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three months ended December 31, 2005, share-based compensation awards for 1,561,650 shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2004, share-based compensation awards for 8,300 shares were excluded from the diluted EPS calculation because they were antidilutive.
The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2005	2004

Net income	$145.7	$133.4

Weighted average outstanding shares Basic weighted average outstanding shares	178.7	184.5
Effect of dilutive securities Stock options	3.5	4.6
Restricted stock	0.1	—

Diluted weighted average outstanding shares	182.3	189.1

Earnings per share:
Basic	$0.82	$0.72

Diluted	$0.80	$0.71

Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, the interpretation requires certain disclosures about the unrecognized asset retirement obligations. We must adopt the interpretation in the fourth quarter of 2006. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.
2.	Share-Based Compensation
Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Other than for restricted stock, no share-based employee compensation cost has been reflected in net income prior to October 1, 2005. Before that date, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)
SFAS 123(R) requires us to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow.
During the three months ended December 31, 2005, we recognized approximately $6.8 million in share-based compensation expense. The total income tax benefit recognized related to share-based compensation for the three months ended December 31, 2005 was approximately $2.4 million. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of December 31, 2005, total unrecognized compensation cost related to share-based compensation awards was approximately $51.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.9 years.
We are authorized to deliver up to 24 million shares of our common stock upon exercise of non-qualified stock options or incentive stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock under various incentive plans. Approximately 6.2 million shares were available for future grant or payment under the various plans at December 31, 2005. We use treasury stock to deliver common stock shares under these plans. None of these plans presently permit share-based compensation awards to be granted after November 30, 2009.
Stock Options
We have granted non-qualified and incentive stock options to purchase our common stock under various incentive plans at prices equal to the fair market value of the stock on the grant dates. The exercise price for certain options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years from the grant date and vest ratably over three years.
The per share weighted average fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $17.49 and $12.61, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Three Months Ended
	December 31,
	2005	2004

Average risk-free interest rate	4.33%	3.59%
Expected dividend yield	1.56%	1.50%
Expected volatility	0.32	0.31
Expected term (years)	5.3	5.0
The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (90 percent) of our stock price over the past four years (the period since our spin-off of Rockwell Collins, Inc.) and implied volatility (10 percent) based upon exchange traded options for our common stock. We determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. We determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)
A summary of stock option activity during the three months ended December 31, 2005 is:

			Wtd. Avg	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in millions)
Number of shares under option:
Outstanding at beginning of period	10,702	$25.12
Granted	1,511	56.41
Exercised	(920)	18.88
Forfeited	(17)	26.79

Outstanding at end of period	11,276	29.78	7.0	$331.3

Exercisable at end of period	7,043	20.91	5.8	269.4

The table below presents stock option activity for the quarters ended December 31, 2005 and 2004 (in millions):

	Three Months Ended
	December 31,
	2005	2004
Total intrinsic value of stock options exercised	$34.1	$79.5
Cash received from stock option exercises	17.4	45.4
Income tax benefit from the exercise of stock options	11.6	25.8
Total fair value of stock options vested	18.9	11.5
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them in accordance with the terms therof. During the quarter ended December 31, 2005, 143,100 performance share awards were granted (for which up to 286,200 shares of our common stock could be delivered in payment). Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. No performance share awards were outstanding as of October 1, 2005.
The per share fair value of performance shares granted during the quarter ended December 31, 2005 was $63.24 and was determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	4.41%
Expected dividend yield	1.56%
Expected volatility (Rockwell Automation)	0.32
Expected volatility (average S&P 500 firm)	0.36
The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (90 percent) of our stock price over the past four years (the period since our spin-off of Rockwell Collins, Inc.) and implied volatility (10 percent) based upon exchange traded options for our common stock. We determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. We determined the average S&P 500 expected volatility using daily historical volatility for the period from January 2002 through December 2004.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)
Restricted Stock
We also grant restricted stock awards to certain employees. Restrictions lapse over periods ranging from three to five years. We value restricted stock awards at the closing market value of our common stock on the date of grant.
A summary of restricted stock activity for the three months ended December 31, 2005 is as follows:

			Aggregate
	Shares	Wtd. Avg	Intrinsic Value
	(in thousands)	Fair Value	(in millions)
Restricted stock balance at October 1, 2005	119	$34.67
Granted	84	56.71
Restrictions lapsed	—	—
Forfeited	(3)	39.10

Restricted stock balance at December 31, 2005	200	43.83	$11.8

Prior Year Pro forma Expense
The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123(R) (in millions, expect per share amounts):

Three Months Ended
December 31, 2004
Net income, as reported	$133.4
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	0.1

Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2.6)

Pro forma net income	$130.9

Earnings per share:
Basic — as reported	$0.72

Basic — pro forma	$0.71

Diluted — as reported	$0.71

Diluted — pro forma	$0.69

3.	Acquisitions
In December 2005, our Control Systems segment acquired Datasweep, Inc., a provider of production management software. The cash purchase price was $25.4 million. We expect to complete the final purchase price allocation by the end of fiscal 2006 when we finalize the valuations of the intangible assets acquired. The results of operations of the business have been included in the Condensed Consolidated Statement of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the effect of this acquisition was not material to our results of operations and financial position.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories
Inventories consist of (in millions):

	December 31,	September 30,
	2005	2005
Finished goods	$195.4	$189.6
Work in process	161.4	149.3
Raw materials, parts, and supplies	238.9	231.0

Inventories	$595.7	$569.9

We report inventories net of the allowance for excess and obsolete inventory of $49.1 million at December 31, 2005 and $45.9 million at September 30, 2005.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2005 are (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2005	$662.4	$149.5	$811.9
Acquisition of business	7.0	—	7.0
Translation and other	(3.2)	—	(3.2)

Balance as of December 31, 2005	$666.2	$149.5	$815.7

Other intangible assets consist of (in millions):

	December 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$87.5	$30.2
Computer software products	147.8	73.8	74.0
Patents	39.3	36.6	2.7
Other	83.6	75.8	7.8

Total amortized intangible assets	388.4	273.7	114.7
Intangible assets not subject to amortization	210.8	—	210.8

Total	$599.2	$273.7	$325.5

	September 30, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$87.1	$30.6
Computer software products	123.9	69.9	54.0
Patents	39.3	36.3	3.0
Other	84.1	75.5	8.6

Total amortized intangible assets	365.0	268.8	96.2
Intangible assets not subject to amortization	210.8	—	210.8

Total	$575.8	$268.8	$307.0

The increase in computer software products during the quarter ended December 31, 2005 is primarily due to our acquisition of Datasweep, Inc. and our preliminary allocation of purchase price to computer technology intangible assets.
The Allen-Bradley, Reliance and Dodge trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.
Estimated amortization expense is $17.2 million in 2006, $17.1 million in 2007, $16.5 million in 2008, $12.8 million in 2009 and $11.5 million in 2010.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of each year.

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
Changes in the product warranty obligations for the three months ended December 31, 2005 and 2004 are (in millions):

	Three Months Ended
	December 31,
	2005	2004
Balance at beginning of period	$36.3	$28.9
Warranties recorded at time of sale	9.6	7.4
Adjustments to pre-existing warranties	—	—
Payments	(10.2)	(6.6)

Balance at end of period	$35.7	$29.7

7.	Debt
Long-term debt consists of (in millions):

	December 31,	September 30,
	2005	2005
6.15% notes, payable in 2008	$342.5	$343.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.3)	(45.5)

Subtotal	747.2	748.2
Less current portion	—	—

Long-term debt	$747.2	$748.2

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 6.23 percent at December 31, 2005 and September 30, 2005. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities on the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was $7.5 million at December 31, 2005 and $6.3 million at September 30, 2005.
On October 26, 2004, we entered into a five-year $600 million unsecured revolving credit facility. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600 million credit facility, short-term unsecured credit facilities of approximately $115 million at December 31, 2005 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowing under our credit facilities during the three months ended December 31, 2005 were not significant.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Debt — (Continued)
Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $102 million at December 31, 2005. At September 30, 2005, we had no commercial paper borrowings outstanding. At December 31, 2005 the weighted average interest rate and maturity period of the commercial paper outstanding were 4.28 percent and 3 days, respectively. During the quarter ending December 31, 2004, we had no commercial paper borrowings.
8.	Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended
	December 31,
	2005	2004
Service cost	$18.5	$15.3
Interest cost	30.9	30.3
Expected return on plan assets	(41.7)	(33.4)
Amortization:
Prior service cost	(1.1)	0.4
Net transition asset	—	(0.1)
Net actuarial loss	13.8	3.6

Net periodic benefit cost	$20.4	$16.1

	Other Postretirement
	Benefits
	Three Months Ended
	December 31,
	2005	2004
Service cost	$2.1	$1.3
Interest cost	5.2	5.2
Amortization:
Prior service cost	(3.3)	(3.3)
Net actuarial loss	4.9	3.0

Net periodic benefit cost	$8.9	$6.2

In the first three months of 2006, we made a voluntary contribution of $450 million to our U.S. qualified pension plan trust, which has been recorded as a prepaid pension asset in the Condensed Consolidated Balance Sheet. We also made a voluntary contribution of $50 million to our U.S. qualified pension plan trust in the first quarter of 2005.
9.	Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended
	December 31,
	2005	2004
Net income	$145.7	$133.4
Other comprehensive income:
Currency translation adjustments	(12.5)	46.7
Net unrealized gains (losses) on cash flow hedges	6.3	(4.5)
Other	0.4	(1.3)

Other comprehensive (loss) income	(5.8)	40.9

Comprehensive income	$139.9	$174.3

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Related Party Transactions
We own 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. Our investment in RSC of $59.3 million at December 31, 2005 and $58.8 million at September 30, 2005 is included in other assets in the Condensed Consolidated Balance Sheet.
We have an agreement with RSC pursuant to which RSC performs research and development services for us. We incurred $0.5 million in the quarter ended December 31, 2005 and $0.4 million in the quarter ended December 31, 2004 for research and development services performed by RSC. At December 31, 2005 and September 30, 2005, the amounts due to or from RSC were not significant.
We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC which bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. There were no borrowings on the line of credit outstanding at December 31, 2005 or September 30, 2005. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $4.6 million. The lease agreement has a term that ends in December 2011.
We own 25 percent of CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services. This ownership interest is accounted for using the equity method. We paid CoLinx $5.0 million in the three-month period ended December 31, 2005 and $4.3 million in the three-month period ended December 31, 2004 primarily for logistics services. In addition, CoLinx paid us $0.5 million in the three-month period ended December 31, 2005 and $0.7 million in the three-month period ended December 31, 2004 for the use of facilities we own and other services. The amounts due to or from CoLinx at December 31, 2005 and September 30, 2005 were not significant.
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
Lease Commitments
In November 2005, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements affixed to the properties. The lease terms vary from five to fifteen years depending on the property and are classified as operating leases. The net proceeds on sale were approximately $147.5 million. Three of the sold properties resulted in a loss of $1.8 million that we recognized in the quarter ending December 31, 2005, with the remaining properties resulting in a gain on sale of $36.9 million that will be amortized to rent expense over the term of the respective leases. The net book value of the sold assets have been removed from our balance sheet, except for four properties where we have retained a right to re-acquire a subdivided portion of adjacent vacant land. For these properties, we will remove the assets from our balance sheet upon re-conveyance of the vacant land or termination of our right. The net proceeds related to these four properties of $26.1 million are reported in other non-current liabilities in the Condensed Consolidated Balance Sheet.
Our minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $357.6 million as of December 31, 2005 and are payable as follows (in millions):

2006 (9 months)	$47.8
2007	58.3
2008	50.4
2009	39.1
2010	27.1
Beyond 2010	134.9

Total	$357.6

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingent Liabilities — (Continued)
Most of our operating leases contain renewal options for varying periods, and certain leases include options to purchase the leased property. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $12.7 million as of December 31, 2005 and are receivable through 2011 at approximately $2.5 million per year.
12.	Discontinued Operations
In the first quarter of 2005, we recorded a $11.3 million net tax benefit related to a prior year state tax refund of a divested business.
During the first quarter of 2005, we received $18.4 million related to a state tax refund for the period 1989 to 1991. We recognized the corresponding income in the fourth quarter of 2004. This amount is displayed in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.
13.	Income Taxes
The actual effective tax rate for the first quarter of 2006 of 31 percent included the beneficial resolution of a foreign tax matter. For the full year 2006, we expect an actual effective tax rate of approximately 34 percent. The base tax rate determined as provided under Income Taxes in Note 1 (and which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 35 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies.
14.	Segment Information
The following tables reflect the sales and operating results from our reportable segments (in millions):

	Three Months Ended
	December 31,
	2005	2004
Sales
Control Systems	$1,080.4	$993.2
Power Systems	234.1	203.8
Intersegment sales	(13.1)	(12.1)

Total	$1,301.4	$1,184.9

Segment Operating Earnings
Control Systems	$211.4	$190.0
Power Systems	37.0	23.6

Total	248.4	213.6

Purchase accounting depreciation and amortization	(2.8)	(6.9)
General corporate — net	(22.3)	(16.0)
Interest expense	(13.5)	(11.1)
Income tax provision	(64.1)	(57.5)

Income from continuing operations	$145.7	$122.1

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Segment Information — (Continued)
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses, earnings and losses from equity affiliates that are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales are either at a market price or cost plus a mark-up, which does not necessarily represent a market price.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2005, and the related consolidated statements of operations, shareowners’ equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated November 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As described in Note 2 to the Condensed Consolidated Financial Statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.”

DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 27, 2006

ROCKWELL AUTOMATION, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Forward-Looking Statement
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

•	successful development of advanced technologies, demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	regulatory and legislative changes related to the reporting and funding of pension and health care obligations;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
     These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Information about our most significant risk factors is contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at December 31, 2005, there has been no material change to this information.
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
Overview
     We are a leading global provider of industrial automation power, control and information products and services. We have two operating segments: Control Systems and Power Systems. Control Systems supplies industrial automation products, systems, software and services and includes two main business groups: the Components and Packaged Applications Group (CPAG) and the Automation Control and Information Group (ACIG). In addition, Control Systems’ offering includes services and solutions. Power Systems is a supplier of mechanical power transmission products and industrial motors and drives and consists of two business groups: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).

ROCKWELL AUTOMATION, INC.
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

The calendarization of our results can be effected by the seasonal capital spending patterns of our customers due to their annual capital budgeting processes and their working schedules combined with seasonal changes in the composition of the products and services our customers purchase.

U.S. Industrial Economic Trends
     In the first quarter of 2006, sales in the U.S. accounted for approximately 63 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 and 2005 continued into the first quarter of 2006, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:
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

     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending and Capacity Utilization, and the sustained strength in the PMI since September 2004.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI

Fiscal 2006
December 2005	$166.4	80.7	54.2

Fiscal 2005
September 2005	161.3	79.1	59.4
June 2005	154.9	80.3	53.8
March 2005	161.3	79.9	55.2
December 2004	152.6	79.7	57.3

Fiscal 2004
September 2004	149.3	78.7	59.1
     Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has been driven, in part, by investment in infrastructure in developing economies, in basic materials production capacity in response to higher-end product pricing and in expanding consumer markets.
Revenue By Geographic Region
     The table below presents our sales for the quarter ended December 31, 2005 by geographic region and the change in sales from the quarter ended December 31, 2004 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Three	Change vs Three	Rates vs Three
	Months Ended	Months Ended	Months Ended
	Dec. 31, 2005(1)	Dec. 31, 2004	Dec. 31, 2004(2)
United States	$818.6	13%	13%
Canada	88.5	18%	14%
Europe, Middle East and Africa	191.2	(8%)	—
Asia-Pacific	132.4	7%	7%
Latin America	70.7	24%	14%

Total Sales	$1,301.4	10%	11%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	See Supplemental Information for information on this non-GAAP measure.
Industry Views
     We serve customers in a wide range of industries including consumer products, transportation, basic materials, and oil and gas.
     Our consumer products customers are engaged in the food and beverage, brewing, consumer packaged goods and life sciences industries. These customers’ needs include incremental capacity in existing facilities, a flexible manufacturing environment and regulatory compliance. In addition, these customers operate in an environment where product innovation and time to market are critical factors. As a result, consumer products customers’ capital investments are generally less cyclical than heavy manufacturing customers.
     In transportation, factors such as plant closings and customer investment in new model introductions and more flexible manufacturing technologies affect our sales.
     Our customers in basic materials industries, including mining, aggregates, metals, forest products and cement, all benefit from higher commodities prices and higher global demand for basic materials, both of which encourage investment in production capacity in these industries.
     As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity.
     In addition, higher energy prices have historically caused customers across all industries to consider investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor control.

ROCKWELL AUTOMATION, INC.
Industry Views — (Continued)
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
     We made progress toward each of these objectives during the first quarter of 2006. Our outlook for 2006 assumes that the economic environment will remain favorable and that a continuing industrial recovery will result in growth during 2006.
     As of the date of filing this report, we are increasing our full year 2006 outlook to reflect both our performance in the quarter ended December 31, 2005, and better full year visibility. We now expect to grow revenue in 2006 by approximately 9 percent, excluding the effect of changes in currency exchange rates. As of the date of filing this report, we expect full year 2006 diluted earnings per share from continuing operations to be in the range of $3.10 to $3.20, and plan to generate free cash flow of approximately $300 million, which includes a $450 million voluntary contribution to our U.S. qualified pension trust in October 2005.
     Our full year guidance considers the predominant demand trend and sustained momentum across industrial end markets and the rising backlog in our project-oriented businesses. The actual growth reported in any particular quarter may out perform or lag that trend. This oscillation of performance around a trend is attributed to the inherent variability in our businesses with short lead times and minimal backlog of our non-project businesses. Extrapolation of growth rates or levels of profitability from one quarter can lead to incorrect conclusions about future performance. In particular, we typically experience seasonality of our customer’s capital spending in our second fiscal quarter. This can result in lower daily sales volume and less profitable revenue mix when compared sequentially to our first quarter.
Summary of Results of Operations
     Our sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2005	2004
Sales
Control Systems	$1,072.1	$985.5
Power Systems	229.3	199.4

Total	$1,301.4	$1,184.9

Segment Operating Earnings
Control Systems	$211.4	$190.0
Power Systems	37.0	23.6

Total	$248.4	$213.6

     See Note 14 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.

ROCKWELL AUTOMATION, INC.
2006 First Quarter Compared to 2005 First Quarter

(in millions, except per share amounts)	2006	2005	Increase

Sales	$1,301.4	$1,184.9	$116.5

Income from continuing operations	145.7	122.1	23.6

Diluted earnings per share from continuing operations	0.80	0.65	0.15

     Sales increased 10 percent compared to the first quarter of 2005 driven by growth at both Control Systems and Power Systems. Excluding the effect of changes in currency exchange rates, sales increased by 11 percent. Sales growth was strong in the Americas and several Asia-Pacific countries, including China, while Europe remained flat. Sales grew across all of our served industries except transportation.
     Income from continuing operations increased 19 percent due to volume, broad-based productivity improvements and price increases.
     Effective October 1, 2005, we adopted SFAS 123(R) Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), no share-based employee compensation cost was reflected in net income other than for restricted stock. During the quarter ended December 31, 2005, we recognized approximately $6.8 million in share-based compensation expense in accordance with SFAS 123(R) related to stock option, performance share and restricted stock grants compared to $0.1 million of restricted stock expense recognized in the first quarter of 2005. Share-based compensation costs are included within selling, general and administrative expenses.
Control Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$1,072.1	$985.5	$86.6

Segment operating earnings	211.4	190.0	21.4

Segment operating margin	19.7%	19.3%	0.4pts

     Control Systems sales increased 9 percent compared to the first quarter of 2005. Excluding the effect of changes in currency exchange rates, sales increased by 10 percent. Non-U.S. sales increased 5 percent, excluding the effect of changes in currency exchange rates, with continued strong growth in Latin America and several Asia-Pacific countries, including China. Sales to U.S. customers increased 14 percent in the first quarter of 2006 compared to the first quarter of 2005.
     Control Systems growth spanned across nearly all businesses and industries. The steadily improving industrial economy, particularly in North America, and the continued strength in our Logix automation platform and our leading power control and conversion product offerings, contributed to the increase in sales. Logix grew by more than 25 percent during the first quarter of 2006 compared to the first quarter of 2005.
     Segment operating earnings and margins during the first quarter of 2006 benefited from volume, productivity efforts and price increases, which were partially offset by inflation, a $9.2 million facilities charge in Europe and share-based compensation expense of approximately $3.6 million.
Power Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$229.3	$199.4	$29.9

Segment operating earnings	37.0	23.6	13.4

Segment operating margin	16.1%	11.8%	4.3 pts

ROCKWELL AUTOMATION, INC.
2006 First Quarter Compared to 2005 First Quarter — (Continued)
Power Systems — (Continued)
     Power Systems sales increased 15 percent compared to the first quarter of 2005 due to significant growth in both our Mechanical and Electrical businesses. Strong sales volume continued in the first quarter of 2006 as nearly all major product lines experienced an increase in orders versus the prior year.
     Segment operating earnings and margins increased during the first quarter of 2006 due to higher volume, price increases and productivity improvements, the combination of which more than offset higher material costs and share-based compensation expense.
General Corporate-Net
     General corporate expenses were $22.3 million in the first quarter of 2006 compared to $16.0 million in the first quarter of 2005. The increase is primarily due to a $5.0 million contribution to our charitable corporation and the inclusion of share-based compensation expense.
Interest Expense
     Interest expense was $13.5 million in the first quarter of 2006 compared to $11.1 million in the first quarter of 2005. The increase was due to our commercial paper borrowings outstanding during the quarter and higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).
Income Taxes
     The actual effective tax rate for the first quarter of 2006 of 31 percent included the beneficial resolution of a foreign tax matter. For the full year 2006, we expect an actual effective tax rate of approximately 34 percent. The base tax rate determined as provided under Income Taxes in Note 1 in the Condensed Consolidated Financial Statements (and excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 35 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies.
Discontinued Operations
     See Note 12 in the Condensed Consolidated Financial Statements regarding discontinued operations.
Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended
	December 31,
	2005	2004

Cash (used for) provided by:
Operating activities	$(197.5)	$102.3
Investing activities	94.9	(21.3)
Financing activities	(110.6)	(102.5)
Effect of exchange rate changes on cash	(3.7)	(3.0)

Cash (used for) provided by continuing operations	$(216.9)	$(24.5)

The following table summarizes free cash flow (in millions):

Cash (used for) operating activities	$(197.5)	$102.3
Excess income tax benefits from the exercise of stock options	11.3	—
Capital expenditures	(27.2)	(11.9)

Free cash flow	$(213.4)	$90.4

ROCKWELL AUTOMATION, INC.
Financial Condition
     Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R) (see Note 2 to the Condensed Consolidated Financial Statements) which requires that we report excess tax benefits from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our operating cash flow to present free cash flow on a basis that is consistent with our historical presentation.
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
     Free cash flow was a use of $213.4 million for the three months ended December 31, 2005 compared to a source of $90.4 million for the three months ended December 31, 2004. The decrease in free cash flow was largely the result of the $450 million voluntary contribution to our U.S. qualified pension plan trust in the first quarter of 2006, compared to a $50 million voluntary contribution in the first quarter of 2005. This decrease was partially offset by increased pretax earnings and the receipt of tax refunds recognized in prior periods. The increase in capital expenditures for the first three months of the year is due principally to increased investments in information technology.
     In November 2005, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements. The strategic objective of the transaction was to reduce our global footprint of owned real estate. The net proceeds on sale were approximately $147.5 million, which we used to repay commercial paper borrowings.
     When necessary, we use commercial paper as our principal source of short-term financing. Commercial paper borrowings outstanding were $102 million at December 31, 2005. The weighted average interest rate on those borrowings was 4.28 percent. At September 30, 2005, we had no commercial paper borrowings outstanding.
     We repurchased approximately 3.5 million shares of our common stock at a cost of $201.1 million in the first quarter of 2006, compared to approximately 2.6 million shares at a cost of $116.4 million in the first quarter of 2005. We anticipate continuing to repurchase stock in 2006, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At December 31, 2005, we had approximately 5.3 million shares remaining for stock repurchases under existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
     We expect future significant uses of cash to include capital expenditures, dividends to shareowners, repayments of short-term borrowings, acquisitions of businesses and repurchases of common stock and may include additional contributions to our pension plans. We expect capital expenditures in 2006 to be about $150 million. We expect to fund these future uses of cash with existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 34.9 percent at December 31, 2005 and 31.2 percent at September 30, 2005.
     In October 2004, we entered into a five-year $600 million unsecured revolving credit facility that replaced our then existing $675 million unsecured credit facilities. Borrowings under our credit facility bear interest based on short-term money market rates when such borrowings are outstanding. The terms of our credit facility contain a covenant that requires our debt-to-total-capital ratio to remain less than 60 percent. In addition to our $600 million credit facility, short-term unsecured credit facilities are available to foreign subsidiaries.
     The following is a summary of our credit ratings as of December 31, 2005:

	Short-Term		Long-Term
Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Stable	A	Stable
Moody’s	P-2	Stable	A3	Stable
Fitch Ratings	F1	Stable	A	Stable

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
     Among other things, we can draw our credit facility as a standby liquidity facility if needed to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. Under our current policy with respect to these ratings, we expect to limit our other borrowings under the credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
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
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at December 31, 2005, there has been no material change to this information.
Supplemental Sales Information
     We translate sales of subsidiaries operating outside of the United States using exchange rates during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside our control. We believe that sales excluding the effect of changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from our activities without the effect of changes in currency rates. We use sales excluding the effect of changes in currency exchange rates to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same exchange rates as were in effect the preceding year. We attribute sales to the geographic regions based on the country of destination.
     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2005			December 31, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$818.6	$(0.6)	$818.0	$721.6
Canada	88.5	(3.0)	85.5	75.3
Europe, Middle East and Africa	191.2	16.2	207.4	207.1
Asia-Pacific	132.4	0.3	132.7	123.7
Latin America	70.7	(5.6)	65.1	57.2

Total Company Sales	$1,301.4	$7.3	$1,308.7	$1,184.9

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
     The following is a reconciliation of our reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2005			December 31, 2004
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States	$621.8	$(0.5)	$621.3	$547.0
Canada	77.8	(2.6)	75.2	67.8
Europe, Middle East and Africa	187.3	16.1	203.4	202.8
Asia-Pacific	124.1	0.4	124.5	116.1
Latin America	61.1	(5.4)	55.7	51.8

Total Control Systems Sales	$1,072.1	$8.0	$1,080.1	$985.5

Critical Accounting Policies and Estimates
     We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at December 31, 2005, there has been no material change to this information, except as follows:
     The following information is an update of our year end disclosures related to our critical accounting policy for Retirement Benefits. The Financial Accounting Standards Board (FASB) has undertaken a project to reconsider the accounting for pensions and other postretirement benefits. The first phase of the project is focusing on the reporting of the funded status of postretirement plans on sponsoring employer’s balance sheets. The primary objective of the first phase includes a requirement for a reporting entity to recognize in its balance sheet a postretirement benefit net asset or obligation for each sponsored plan equal to the difference between plan assets and projected benefit obligations. We will continue to evaluate the effect of the proposed accounting changes on our financial statements, this proposed change likely would result in a reduction of our shareowners’ equity.
     In October, we contributed $450 million to our U.S. qualified pension trust. All other factors being equal, this would have the effect of reducing our unfunded obligation. In addition, after our June 30, 2005 measurement date, the interest rate environment has changed such that as of December 31, 2005 our discount rate would be higher had December 31, 2005 been our measurement date. Should this environment continue through our June 30, 2006 measurement date, we would expect, all other factors being equal, that our unfunded obligation would be further reduced.
Recent Accounting Pronouncements
     See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at December 31, 2005, there has been no material change to this information.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures: We, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the fiscal quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal quarter, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In 2005, we began planning to develop common global business process standards and an enterprise-wide information technology system. During the second half of fiscal 2006, we expect to begin the implementation phase, which we expect to roll-out to most locations of our company over a multi-year period. As the phased roll-out occurs, we will experience changes in internal control over financial reporting each quarter. No changes occurred during our first quarter related to this program.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at December 31, 2005, there has been no material change to this information, except that the section entitled “Rocky Flats Plant” is updated in its entirety as follows:

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

On November 13, 1990, we were served with another civil action brought against us in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with our operation of the Plant (and seeking treble damages and forfeitures) as well as a personal cause of action for alleged wrongful termination of employment. On August 8, 1991, the court dismissed the personal cause of action. On December 6, 1995, the DOE notified us that it would no longer reimburse costs incurred by us in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against us for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone will also be entitled to an award of attorneys’ fees but the court refused to award fees until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, we filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that the relator, Mr. Stone, is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. On January 4, 2006, the 10th Circuit Court of Appeals denied en banc review. We are considering whether to file a petition for certiorari seeking Supreme Court review of the 10th Circuit’s decision. We believe that we are entitled under applicable law and our contract with the DOE to be indemnified for all costs and any liability associated with this action, and intend to file a claim with the DOE seeking reimbursement. We believe that an outcome adverse to us will not have a material effect on our business or financial condition.

On January 8, 1991, we filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that we allege are owed to us under the terms of our contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the Government filed an amended answer and counterclaim against us alleging violations of the U.S. False Claims Act previously asserted in the civil action described in the preceding paragraph. On May 4, 2005, we filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit described in the preceding paragraph. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. The government also filed a motion in the award fee suit seeking leave to amend its pleadings to assert a counterclaim for reimbursement of the $4 million in previously reimbursed Stone defense costs or an offset of that amount against any judgment we might obtain against the DOE on our claim for award fees. We have opposed that motion. On November 10, 2005, we appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Energy Board of Contract Appeals. The Government thereafter filed a motion in the Court of Federal Claims asking the court to transfer the Stone defense costs appeal from the Energy Board and consolidate it with the award fee case pending in the Court of Federal Claims. We have opposed this motion, as well.

ROCKWELL AUTOMATION, INC.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2005:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share (1)	Programs	Programs (2)
October 1 - 31, 2005	735,000	$52.3048	735,000	8,041,900
November 1 - 30, 2005	896,200	56.3037	896,200	7,145,700
December 1 - 31, 2005	1,888,200	59.3948	1,888,200	5,257,500

Total	3,519,400	57.1270	3,519,400

(1)	Average price paid per share includes brokerage commissions.

(2)
On September 8, 2005, we initiated a 9 million share repurchase program effective through September 30, 2006 that was approved by our Board of Directors. The program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to previously established price and volume parameters.

ROCKWELL AUTOMATION, INC.
Item 6.	Exhibits

(a) Exhibits:

*Exhibit 10.1	-	Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2006, contained in the Company’s Current Report on Form 8-K dated December 13, 2005, is hereby incorporated by reference.

*Exhibit 10.2	-	Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*Exhibit 10.3	-	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*Exhibit 10.4	-	Memorandum of Amendments to the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*Exhibit 10.5	-	Copy of the Company’s Deferred Compensation Plan (amended and restated as of January 1, 2006).

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2005.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)
Date: January 27, 2006	By	/s/ James V. Gelly
James V. Gelly
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: January 27, 2006	By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.5	Copy of the Company’s Deferred Compensation Plan (amended and restated as of January 1, 2006).

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2005.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.