Form 10-Q
period 2006-03-31
ROCKWELL  AUTOMATION INC
filed 2006-04-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006     Commission file number 1-12383
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 East Wisconsin Avenue,	53202
Suite 1400,	(Zip Code)
Milwaukee, Wisconsin
(Address of principal executive offices)
(414) 382-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
177,512,501 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2006.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$302.3	$463.6
Receivables	849.5	799.6
Inventories	606.2	569.9
Deferred income taxes	200.3	169.4
Other current assets	139.9	184.0

Total current assets	2,098.2	2,186.5

Property, net	651.5	774.5
Goodwill	824.4	811.9
Other intangible assets, net	326.1	307.0
Deferred income taxes	58.4	66.3
Prepaid pension	619.9	200.5
Other assets	188.5	178.4

TOTAL	$4,767.0	$4,525.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$101.5	$1.2
Accounts payable	388.5	388.5
Compensation and benefits	161.2	214.4
Income taxes payable	72.7	5.4
Other current liabilities	381.5	331.3

Total current liabilities	1,105.4	940.8

Long-term debt	745.8	748.2
Retirement benefits	989.0	977.5
Other liabilities	253.9	209.5

Commitments and contingent liabilities (Note 11)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,169.7	1,122.7
Retained earnings	2,634.9	2,493.5
Accumulated other comprehensive loss	(500.5)	(501.5)
Unearned restricted stock compensation	—	(1.7)
Common stock in treasury, at cost (shares held:
March 31, 2006, 38.9; September 30, 2005, 36.7)	(1,847.6)	(1,680.3)

Total shareowners’ equity	1,672.9	1,649.1

TOTAL	$4,767.0	$4,525.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Sales	$1,377.9	$1,218.4	$2,679.3	$2,403.3
Cost of sales	(829.0)	(762.5)	(1,615.9)	(1,498.3)

Gross profit	548.9	455.9	1,063.4	905.0

Selling, general and administrative expenses	(322.6)	(263.3)	(618.1)	(526.3)
Other income (expense)	3.1	(0.5)	7.4	4.1
Interest expense	(14.5)	(11.5)	(28.0)	(22.6)

Income from continuing operations before income taxes	214.9	180.6	424.7	360.2
Income tax provision	(65.4)	(38.1)	(129.5)	(95.6)

Income from continuing operations	149.5	142.5	295.2	264.6

(Loss) income from discontinued operations	(3.0)	7.5	(3.0)	18.8

Net income	$146.5	$150.0	$292.2	$283.4

Basic earnings per share:

Continuing operations	$0.84	$0.77	$1.66	$1.43
Discontinued operations	(0.01)	0.04	(0.02)	0.11

Net income	$0.83	$0.81	$1.64	$1.54

Diluted earnings per share:

Continuing operations	$0.83	$0.75	$1.63	$1.40
Discontinued operations	(0.02)	0.04	(0.02)	0.10

Net income	$0.81	$0.79	$1.61	$1.50

Cash dividends per share	$0.225	$0.165	$0.45	$0.33

Weighted average outstanding shares:

Basic	177.2	184.5	178.0	184.5

Diluted	180.7	189.0	181.5	189.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2006	2005
Continuing Operations:

Operating Activities:
Net income	$292.2	$283.4
Loss (income) from discontinued operations	3.0	(18.8)

Income from continuing operations	295.2	264.6

Adjustments to arrive at cash (used for) provided by operating activities:
Depreciation	67.2	74.7
Amortization of intangible assets	11.8	12.4
Share-based compensation expense	14.4	—
Retirement benefits expense	58.6	44.5
Pension trust contributions	(460.9)	(58.6)
Net (gain) loss on disposition of property and business	(0.1)	0.5
Income tax benefit from the exercise of stock options	0.8	57.3
Excess income tax benefit from the exercise of stock options	(38.3)	—
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(48.6)	(14.8)
Inventories	(41.5)	(37.4)
Accounts payable	6.1	(11.0)
Compensation and benefits	(53.1)	(34.5)
Income taxes	125.0	(2.8)
Other assets and liabilities	21.0	(10.4)

Cash (Used for) Provided by Operating Activities	(42.4)	284.5

Investing Activities:
Capital expenditures	(59.3)	(62.4)
Acquisition of businesses	(32.9)	—
Proceeds from sale of property and business	164.9	7.1
Other investing activities	(6.4)	(0.7)

Cash Provided by (Used for) Investing Activities	66.3	(56.0)

Financing Activities:
Net issuance of short-term debt	100.3	—
Cash dividends	(80.2)	(61.0)
Purchases of treasury stock	(290.5)	(262.6)
Proceeds from the exercise of stock options	47.7	85.2
Excess income tax benefit from the exercise of stock options	38.3	—
Other financing activities	0.3	(1.1)

Cash Used for Financing Activities	(184.1)	(239.5)

Effect of exchange rate changes on cash	(1.1)	(3.9)

Cash Used for Continuing Operations	(161.3)	(14.9)

Discontinued Operations:
Cash Provided by Discontinued Operating Activities	—	25.8

Cash Provided by Discontinued Operations	—	25.8

(Decrease) Increase in Cash and Cash Equivalents	(161.3)	10.9
Cash and Cash Equivalents at Beginning of Period	463.6	473.8

Cash and Cash Equivalents at End of Period	$302.3	$484.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three- and six-month periods ended March 31, 2006 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

Receivables

Receivables are stated net of allowances for doubtful accounts of $18.0 million at March 31, 2006 and $18.4 million at September 30, 2005. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $12.2 million at March 31, 2006 and $9.4 million at September 30, 2005.

Properties

Properties are stated net of accumulated depreciation of $1,391.9 million at March 31, 2006 and $1,405.1 million at September 30, 2005.

Income Taxes

At the end of each interim reporting period, we estimate a base effective tax rate, which is the effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects. We recognize the tax effect of significant unusual or extraordinary items in the period in which they are realizable.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies — (Continued)

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding shares, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services, and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and six months ended March 31, 2006, share-based compensation awards of 996,400 and 1,279,025 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2005, share-based compensation awards of 18,000 and 13,150 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income	$146.5	$150.0	$292.2	$283.4

Weighted average outstanding shares
Basic weighted average outstanding shares	177.2	184.5	178.0	184.5
Effect of dilutive securities Stock options	3.4	4.5	3.4	4.6
Restricted stock	0.1	—	0.1	—

Diluted weighted average outstanding shares	180.7	189.0	181.5	189.1

Earnings per share:
Basic	$0.83	$0.81	$1.64	$1.54

Diluted	$0.81	$0.79	$1.61	$1.50

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditioned on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, the interpretation requires certain disclosures about the unrecognized asset retirement obligations. We must adopt the interpretation in the fourth quarter of 2006. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

2.	Share-Based Compensation

Effective October 1, 2005, we adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Other than for restricted stock, no share-based employee compensation cost was reflected in net income before October 1, 2005. SFAS 123(R) requires us to report the tax benefit from the tax

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)

deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow. Before October 1, 2005 we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

During the three- and six-month periods ended March 31, 2006, we recognized approximately $7.6 and $14.4 million, respectively, in share-based compensation expense. The total income tax benefit recognized related to share-based compensation for the three- and six-month periods ended March 31, 2006 was approximately $2.7 and $5.1 million, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of March 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $44.3 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.

We are authorized to deliver up to 24 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock under our 2000 Long-Term Incentives Plan and up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common and restricted stock under our 2003 Directors Stock Plan. Approximately 5.7 million shares under our 2000 Long-Term Incentives Plan and 0.4 million shares under our 2003 Directors Stock Plan were available for future grant or payment at March 31, 2006. We use treasury stock to deliver shares of our common stock under these plans. Our 2000 Long-Term Incentives Plan does not permit share-based compensation awards to be granted after November 30, 2009.

Stock Options

We have granted non-qualified and incentive stock options to purchase our common stock under various incentive plans at prices equal to the fair market value of the stock on the grant dates. The exercise price for some options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years after the grant date and vest ratably over three years.

The per share weighted average fair value of stock options granted during the six-month period ended March 31, 2006 and 2005 was $17.33 and $12.61, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Average risk-free interest rate	4.49%	3.59%	4.33%	3.59%
Expected dividend yield	1.56%	1.50%	1.56%	1.50%
Expected volatility	0.32	0.31	0.32	0.31
Expected term (years)	5.3	5.0	5.3	5.0

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)

A summary of stock option activity during the six months ended March 31, 2006 is:

			Wtd. Avg	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in millions)
Number of shares under option:
Outstanding at beginning of period	10,702	$25.12
Granted	1,527	56.49
Exercised	(2,558)	18.79
Forfeited	(56)	37.17

Outstanding at end of period	9,615	31.66	7.0	$387.0

Exercisable at end of period	5,487	21.75	5.8	275.2

The table below presents stock option activity for the six months ended March 31, 2006 and 2005 (in millions):

	Six Months Ended
	March 31,
	2006	2005
Total intrinsic value of stock options exercised	$110.0	$169.3
Cash received from stock option exercises	47.7	85.2
Income tax benefit from the exercise of stock options	39.1	57.3
Total fair value of stock options vested	19.7	12.2
Performance Share Awards

Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. During the six months ended March 31, 2006, 143,100 performance share awards were granted (for which up to 286,200 shares of our common stock could be delivered in payment). Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. No performance share awards were outstanding as of October 1, 2005. At March 31, 2006, 142,200 performance shares were outstanding.

The per share fair value of performance shares granted during the six months ended March 31, 2006 was $63.24 which we determined using a Monte Carlo simulation and the following assumptions:

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

A summary of restricted stock activity for the six months ended March 31, 2006 is as follows:

		Wtd. Avg	Aggregate
	Shares	Share	Intrinsic Value
	(in thousands)	Fair Value	(in millions)
Restricted stock balance at October 1, 2005	119	$34.67
Granted	85	56.86
Restrictions lapsed	(1)	64.49
Forfeited	(5)	40.31

Restricted stock balance at March 31, 2006	198	44.11	$14.2

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods before we adopted SFAS 123(R) (in millions, expect per share amounts):

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net income, as reported	$150.0	$283.4
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	0.1	0.2

Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(8.6)	(11.2)

Pro forma net income	$141.5	$272.4

Earnings per share:
Basic — as reported	$0.81	$1.54

Basic — pro forma	$0.77	$1.48

Diluted — as reported	$0.79	$1.50

Diluted — pro forma	$0.75	$1.44

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Divestitures and Acquisitions

In March 2006, our Control Systems segment sold the assets of our ElectroCraft Engineered Solutions business. Discontinued operations related to this sale are not presented as the effect of this divestiture was not material to our results of operations and financial position.

In January 2006, our Control Systems segment acquired Caribbean Integration Engineers, Inc. (CIE). CIE offers engineering services in control systems integration, process automation, computer system validation and IT solutions. In December 2005, our Control Systems segment acquired Datasweep, Inc., a provider of production management software.

We expect to complete the final purchase price allocations for the two acquisitions by the end of fiscal 2006 when we finalize the valuations of the intangible assets acquired. The results of operations of the businesses have been included in the Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the effects of these acquisitions are not material to our results of operations and financial position.

4.	Inventories

Inventories consist of (in millions):

	March 31,	September 30,
	2006	2005
Finished goods	$205.0	$189.6
Work in process	149.1	149.3
Raw materials, parts, and supplies	252.1	231.0

Inventories	$606.2	$569.9

We report inventories net of the allowance for excess and obsolete inventory of $44.5 million at March 31, 2006 and $45.9 million at September 30, 2005.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2006 are (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2005	$662.4	$149.5	$811.9
Acquisition of businesses	16.8	—	16.8
Translation and other	(1.9)	(2.4)	(4.3)

Balance as of March 31, 2006	$677.3	$147.1	$824.4

Other intangible assets consist of (in millions):

	March 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$120.1	$88.1	$32.0
Computer software products	138.6	77.8	60.8
Patents	39.3	36.8	2.5
Other	97.8	77.8	20.0

Total amortized intangible assets	395.8	280.5	115.3
Intangible assets not subject to amortization	210.8	—	210.8

Total	$606.6	$280.5	$326.1

	September 30, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$87.1	$30.6
Computer software products	123.9	69.9	54.0
Patents	39.3	36.3	3.0
Other	84.1	75.5	8.6

Total amortized intangible assets	365.0	268.8	96.2
Intangible assets not subject to amortization	210.8	—	210.8

Total	$575.8	$268.8	$307.0

The increase in computer software products and other intangible assets during the six months ended March 31, 2006 is primarily due to our acquisitions of Datasweep, Inc. and CIE and our preliminary purchase price allocations.

We have determined that the Allen-Bradley, Reliance and Dodge trademarks have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $23.1 million in 2006, $20.1 million in 2007, $18.0 million in 2008, $13.3 million in 2009 and $11.5 million in 2010.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2006 and concluded that no impairments existed.

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
Changes in the product warranty obligations for the six months ended March 31, 2006 and 2005 are (in millions):

	Six Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$36.3	$28.9
Warranties recorded at time of sale	23.9	16.8
Adjustments to pre-existing warranties	(0.3)	(1.0)
Payments	(24.0)	(14.1)

Balance at end of period	$35.9	$30.6

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Debt

Long-term debt consists of (in millions):

	March 31,	September 30,
	2006	2005
6.15% notes, payable in 2008	$341.0	$343.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.2)	(45.5)

Subtotal	745.8	748.2
Less current portion	—	—

Long-term debt	$745.8	$748.2

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.14 percent at March 31, 2006 and 6.23 percent at September 30, 2005. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities on the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $9.0 million at March 31, 2006 and $6.3 million at September 30, 2005.

On October 26, 2004, we entered into a five-year $600 million unsecured revolving credit facility. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600 million credit facility, short-term unsecured credit facilities of approximately $115 million at March 31, 2006 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowing under our credit facilities during the six months ended March 31, 2006 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $101.0 million at March 31, 2006. At September 30, 2005, we had no commercial paper borrowings outstanding. At March 31, 2006 the weighted average interest rate and maturity period of the commercial paper outstanding were 4.90 percent and 3 days, respectively. During the six months ending March 31, 2005, we had no commercial paper borrowings.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$18.6	$15.2	$37.1	$30.5
Interest cost	31.0	30.0	61.9	60.3
Expected return on plan assets	(41.7)	(33.3)	(83.4)	(66.7)
Amortization:
Prior service cost	(1.1)	0.5	(2.2)	0.9
Net transition asset	—	—	—	(0.1)
Net actuarial loss	13.7	3.6	27.5	7.2

Net periodic benefit cost	$20.5	$16.0	$40.9	$32.1

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$2.1	$1.3	$4.2	$2.6
Interest cost	5.1	5.1	10.3	10.3
Amortization:
Prior service cost	(3.3)	(3.3)	(6.6)	(6.6)
Net actuarial loss	4.9	3.1	9.8	6.1

Net periodic benefit cost	$8.8	$6.2	$17.7	$12.4

In the first six months of 2006, we made a voluntary contribution of $450.0 million to our U.S. qualified pension plan trust, which has been recorded as a prepaid pension asset in the Condensed Consolidated Balance Sheet. We also made a voluntary contribution of $50 million to our U.S. qualified pension plan trust in the first six months of 2005. We made both the 2006 and 2005 contributions in the first quarter.

9.	Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income	$146.5	$150.0	$292.2	$283.4
Other comprehensive income:
Currency translation adjustments	10.5	(20.0)	(2.0)	26.7
Net unrealized (losses) gains on cash flow hedges	(4.3)	4.4	2.0	(0.1)
Other	0.6	—	1.0	(1.3)

Other comprehensive income (loss)	6.8	(15.6)	1.0	25.3

Comprehensive income	$153.3	$134.4	$293.2	$308.7

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Related Party Transactions

We own 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. Our investment in RSC of $57.6 million at March 31, 2006 and $58.8 million at September 30, 2005 is included in other assets in the Condensed Consolidated Balance Sheet. We received a dividend of $2.5 million in February 2006 from RSC, which was recorded as a reduction of our investment.

We have an agreement with RSC pursuant to which RSC performs research and development services for us. We incurred $0.5 million and $1.0 million in the three- and six-month periods ended March 31, 2006, and $1.0 million and $1.4 million in the three- and six-month periods ended March 31, 2005, for research and development services performed by RSC. At March 31, 2006 and September 30, 2005, the amounts due to or from RSC were not significant.

We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC that bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. No borrowings on the line of credit were outstanding at March 31, 2006 or September 30, 2005. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $4.4 million as of March 31, 2006. The lease agreement has a term that ends in December 2011.

In March 2006, we sold a portion of our ownership interest in CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services, resulting in a gain of $0.8 million, and reducing our ownership interest from 25 percent to 20 percent. We account for this ownership interest using the equity method. We paid CoLinx $5.0 million and $10.0 million in the three- and six-month periods ended March 31, 2006, and $4.2 million and $8.5 million in the three- and six-month periods ended March 31, 2005, primarily for logistics services. In addition, CoLinx paid us $1.8 million and $2.3 million in the three- and six-month periods ended March 31, 2006, and $0.7 million and $1.4 million in the three- and six-month periods ended March 31, 2005 for the use of facilities we own and other services. The amounts due to or from CoLinx at March 31, 2006 and September 30, 2005 were not significant.

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided insurance coverage to our former Allen-Bradley subsidiary.

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

Rockwell International Corporation, a predecessor of the Company that is now part of The Boeing Company (RIC), operated the Rocky Flats Plant (the Plant), Golden, Colorado, from 1975 through 1989 for the U.S. Department of Energy (DOE). Incident to Boeing’s acquisition of RIC in 1996, we assumed and agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the Plant to the extent such liability is not assumed or indemnified by the government, and RIC and Boeing assigned to us the right to any reimbursements or other proceeds to which they might be entitled under RIC’s Rocky Flats contracts with the DOE.

In January 1990, a class action was filed in the U.S. District Court in Colorado against RIC and another former operator of the Plant. The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. In February 2006, a jury found the contractor defendants liable for trespass and nuisance, and awarded $176 million in compensatory damages and $200 million in punitive damages against the two defendants collectively. No appealable judgment has been entered on the jury verdict, in part because the court has yet to decide how the damages are to be allocated between the defendants and among the plaintiff class members. Appeals are likely after judgment is entered. Based on a variety of uncertainties surrounding the outcome, we have concluded that liability is neither probable nor reasonably estimable. Effective August 1, 1996, the DOE assumed control of the defense of RIC in the action and has either reimbursed or paid directly the costs of RIC’s defense. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for the verdict and other costs associated with this action, and therefore we do not expect that the action will have a material effect on our operating results or financial condition.

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

Lease Commitments

In November 2005, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements affixed to the properties. The lease terms vary from five to fifteen years depending on the property and are classified as operating leases. The net proceeds on sale were approximately $147.5 million. Three of the sold properties resulted in a loss of $1.8 million that we recognized in the six months ending March 31, 2006, with the remaining properties resulting in a gain on sale of $36.9 million that will be amortized to rent expense over the term of the respective leases. The net book value of the sold assets have been removed from our balance sheet, except for four properties where we have retained a right to re-acquire a subdivided portion of adjacent vacant land. For these properties, we will remove the assets from our balance sheet upon re-conveyance of the vacant land or termination of our right. The net proceeds related to these four properties of $26.1 million are reported in other non-current liabilities in the Condensed Consolidated Balance Sheet.

Our minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $354.5 million as of March 31, 2006 and are payable as follows (in millions):

2006 (6 months)	$32.2
2007	59.7
2008	52.3
2009	40.8
2010	28.1
Beyond 2010	141.4

Total	$354.5

Most of our operating leases contain renewal options for varying periods, and certain leases include options to purchase the leased property. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $11.8 million as of March 31, 2006 and are receivable through 2009 at approximately $3.3 million per year.

12.	Discontinued Operations

During the quarter ended March 31, 2006, we recorded a $5.0 million ($3.0 million after-tax) accrual for legal contingencies related to our predecessor company’s former operation of the Rocky Flats facility for the U.S. Department of Energy.

During the quarter ended March 31, 2005, we recorded a $7.5 million net tax benefit related to the resolution of certain prior year tax matters of a divested business. We recorded a net tax benefit of $18.8 million during the six months ended March 31, 2005 for the resolution of certain prior year tax matters and a state tax refund that we received related to a divested business.

During the first six months of 2005, we received $25.8 million in cash related to a state tax refund for prior periods. We recognized the corresponding income in the fourth quarter of 2004 and first quarter of 2005. This amount is displayed in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

13.	Income Taxes

The actual effective tax rate for the second quarter of 2006 of 30.4 percent included net tax benefits related primarily to the resolution of U.S. federal tax matters for the years 2003 and 2004. For the full year 2006, we expect an actual effective tax rate of approximately 33 to 34 percent. The base tax rate determined as provided under Income Taxes in Note 1 (and which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 35.5 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Segment Information

The following tables reflect the sales and operating results from our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales
Control Systems	$1,133.0	$1,006.3	$2,213.4	$1,999.5
Power Systems	260.3	224.5	494.4	428.3
Intersegment sales	(15.4)	(12.4)	(28.5)	(24.5)

Total	$1,377.9	$1,218.4	$2,679.3	$2,403.3

Segment Operating Earnings
Control Systems	$216.8	$186.8	$428.2	$376.8
Power Systems	41.6	31.9	78.6	55.5

Total	258.4	218.7	506.8	432.3
Purchase accounting depreciation and amortization	(4.2)	(3.3)	(7.0)	(10.2)
General corporate — net	(24.8)	(23.3)	(47.1)	(39.3)
Interest expense	(14.5)	(11.5)	(28.0)	(22.6)
Income tax provision	(65.4)	(38.1)	(129.5)	(95.6)

Income from continuing operations	$149.5	$142.5	$295.2	$264.6

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
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2006 and 2005, and cash flows for the six-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
April 27, 2006

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
     These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Information about our most significant risk factors is contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at March 31, 2006, there has been no material change to this information.
Non-GAAP Measures
     The following discussion includes sales excluding the effect of changes in currency exchange rates and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to sales excluding the effect of changes in currency exchange rates in addition to a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors. See Summary of Results of Operations for a reconciliation of our 2005 second quarter effective tax rate to our effective tax rate excluding certain income tax benefits and a discussion of why we believe this non-GAAP measure is useful to investors.
Overview
     We are a leading global provider of industrial automation power, control and information products and services. We have two operating segments: Control Systems and Power Systems. Control Systems supplies industrial automation products, systems, software and services and includes two main business groups: the Components and Packaged Applications Group (CPAG) and the Automation Control and Information Group (ACIG). In addition, Control Systems’ offering includes services and solutions. Power Systems is a supplier of mechanical power

ROCKWELL AUTOMATION, INC.
Overview — (Continued)
transmission products and industrial motors and drives and consists of two business groups: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).
     Overall demand for our products is driven by:
•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

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
U.S. Industrial Economic Trends
     In the second quarter of 2006, sales in the U.S. accounted for approximately 63 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 and 2005 continued into the second quarter of 2006, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:
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

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI

Fiscal 2006
March 2006	$172.4	81.3	55.2
December 2005	167.5	81.1	55.6

Fiscal 2005
September 2005	161.3	79.1	58.0
June 2005	154.9	80.3	54.0
March 2005	161.3	79.9	55.3
December 2004	152.6	79.7	58.6

Fiscal 2004
September 2004	149.3	78.7	58.0
          Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has been driven, in part, by investments in infrastructure in developing economies, in basic materials production capacity in response to higher-end product pricing and in expanding consumer markets.
Revenue By Geographic Region
     The table below presents our sales for the three months ended March 31, 2006 by geographic region and the change in sales from the three months ended March 31, 2005 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Three	Change vs Three	Rates vs Three
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2006(1)	Mar. 31, 2005	Mar. 31, 2005(2)
United States and Canada	$969.9	16.1%	15.2%
Europe, Middle East and Africa	204.5	(1.5%)	6.9%
Asia-Pacific	134.9	9.8%	10.7%
Latin America	68.6	31.4%	22.2%

Total Sales	$1,377.9	13.1%	13.6%

     The table below presents our sales for the six months ended March 31, 2006 by geographic region and the change in sales from the six months ended March 31, 2005 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Six	Change vs Six	Rates vs Six
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2006(1)	Mar. 31, 2005	Mar. 31, 2005(2)
United States and Canada	$1,877.0	15.0%	14.3%
Europe, Middle East and Africa	395.7	(4.3%)	3.8%
Asia-Pacific	267.3	7.9%	8.5%
Latin America	139.3	27.3%	17.8%

Total Sales	$2,679.3	11.5%	12.1%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	See Supplemental Information for information on this non-GAAP measure.
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

ROCKWELL AUTOMATION, INC.
Industry Views — (Continued)
     In transportation, factors such as plant closings and customer investment in new model introductions and more flexible manufacturing technologies affect our sales.
     Our customers in basic materials industries including mining, aggregates, metals, forest products and cement, all benefit from higher commodities prices and higher global demand for basic materials, both of which encourage investment in production capacity in these industries.
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
     We made progress toward each of these objectives during the second quarter of 2006. Our outlook for 2006 assumes that the economic environment will remain favorable and that a continuing industrial recovery will result in growth during 2006.
     As of the date of filing this report, we are increasing our full year 2006 outlook to reflect both our performance in the quarter ended March 31, 2006, and better full year visibility. We expect revenue in 2006 to grow by approximately 10 to 11 percent, excluding the effect of changes in currency exchange rates. As of the date of filing this report, we expect full year 2006 diluted earnings per share from continuing operations to be approximately $3.25, and plan to generate free cash flow of approximately $310 million, which includes a $450 million voluntary contribution to our U.S. qualified pension trust in October 2005.
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

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
     Our sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales
Control Systems	$1,124.3	$998.6	$2,196.4	$1,984.1
Power Systems	253.6	219.8	482.9	419.2

Total	$1,377.9	$1,218.4	$2,679.3	$2,403.3

Segment Operating Earnings
Control Systems	$216.8	$186.8	$428.2	$376.8
Power Systems	41.6	31.9	78.6	55.5

Total	$258.4	$218.7	$506.8	$432.3

     See Note 14 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.
2006 Second Quarter Compared to 2005 Second Quarter

(in millions, except per share amounts)	2006	2005	Increase

Sales	$1,377.9	$1,218.4	$159.5

Income from continuing operations	149.5	142.5	7.0

Diluted earnings per share from continuing operations	0.83	0.75	0.08

     Sales increased 13 percent compared to the second quarter of 2005 driven by growth at both Control Systems and Power Systems. Excluding the effect of changes in currency exchange rates, sales increased by 14 percent. Strong sales growth occurred in the Americas and several Asia-Pacific countries, including China, combined with improved results in Europe. Revenue growth benefited from strong demand from our North American installed base and global power-centric end markets. Additionally, revenue grew as a result of ongoing and accelerated reinvestment in technology and domain expertise.
     Income from continuing operations increased 5 percent due to volume, broad-based productivity improvements, price increases and a lower effective tax rate (excluding 2005 discrete tax items). The second quarter of 2005 includes non-recurring benefits of $7.8 million ($0.04 per share) related to an insurance recovery and $19.7 million ($0.10 per share) related to the resolution of federal tax matters.
     Effective October 1, 2005, we adopted SFAS 123(R) Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), no share-based employee compensation cost was reflected in net income other than for restricted stock. During the quarter ended March 31, 2006, we recognized approximately $4.9 million after-tax ($0.03 per share) in share-based compensation expense in accordance with SFAS 123(R) related to stock option, performance share and restricted stock grants compared to $0.1 million of restricted stock expense recognized in the second quarter of 2005. Share-based compensation costs are included within selling, general and administrative expenses.
Control Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$1,124.3	$998.6	$125.7

Segment operating earnings	216.8	186.8	30.0

Segment operating margin	19.3%	18.7%	0.6 pts

ROCKWELL AUTOMATION, INC.
2006 Second Quarter Compared to 2005 Second Quarter — (Continued)
     Control Systems sales increased 13 percent compared to the second quarter of 2005. Currency translation reduced reported revenue growth by less than 1 percentage point. Sales to U.S. customers increased 17 percent in the second quarter of 2006 compared to the second quarter of 2005. Non-U.S. sales increased 9 percent, excluding the effect of changes in currency exchange rates, with continued strong growth in Latin America and several Asia-Pacific countries, including China. Growth in Europe improved as well.
     Control Systems growth spanned nearly all businesses and industries. The continued strong demand from our North American installed base and global power-centric end markets, the impact of our ongoing and accelerated reinvestment in technology leadership and domain expertise, and the strength in our Logix integrated architecture platform contributed to the increase in sales. Sales of our Logix platform grew by approximately 20 percent during the second quarter of 2006 compared to the second quarter of 2005.
     Segment operating earnings and margins during the second quarter of 2006 benefited from volume, productivity efforts and price increases, which more than offset inflation, share-based compensation expense of approximately $4.0 million, and the non-recurrence of the $11.4 million insurance recovery recognized in the second quarter of 2005.
Power Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$253.6	$219.8	$33.8

Segment operating earnings	41.6	31.9	9.7

Segment operating margin	16.4%	14.5%	1.9 pts

     Power Systems sales increased 15 percent compared to the second quarter of 2005 due to significant growth in both our Mechanical and Electrical businesses.
     Segment operating earnings and margins increased during the second quarter of 2006 due to higher volume, net price increases and productivity improvements, which were partially offset by inflation and the inclusion of $1.0 million of share-based compensation expense.
General Corporate-Net
     General corporate expenses were $24.8 million in the second quarter of 2006 compared to $23.3 million in the second quarter of 2005. The increase includes $2.6 million of share-based compensation expense.
Interest Expense
     Interest expense was $14.5 million in the second quarter of 2006 compared to $11.5 million in the second quarter of 2005. The increase was due to our commercial paper borrowings outstanding during the quarter and higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).
Income Taxes
     The actual effective tax rate for the second quarter of 2006 was 30.4 percent and included the beneficial resolution of U.S. federal tax matters for the years 2003 and 2004. The effective tax rate for the second quarter of 2005 was 32.0 percent, excluding the effect of a $19.7 million benefit from resolution of federal tax matters. Including the $19.7 million tax benefit, our effective tax rate for the three-months ended March 31, 2005 was 21.1 percent. Management believes that the effective tax rate excluding these income tax benefits is useful to investors as a measure of performance because the benefits are not indicative of the benefits we may recognize in the future. Management uses effective tax rates excluding these benefits to monitor our performance.
Discontinued Operations
     See Note 12 in the Condensed Consolidated Financial Statements regarding discontinued operations.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

(in millions, except per share amounts)	2006	2005	Increase

Sales	$2,679.3	$2,403.3	$276.0

Income from continuing operations	295.2	264.6	30.6

Diluted earnings per share from continuing operations	1.63	1.40	0.23

     Sales increased 11 percent in the first six months of 2006 compared to the first six months of 2005. Excluding the effect of changes in currency exchange rates, sales increased by 12 percent. Strong sales growth occurred in nearly all of our businesses and geographic regions.
     Income from continuing operations in the first six months of 2006 increased 12 percent from the first six months of 2005. The first six months of 2006 benefited from volume leverage, broad-based productivity improvements and price increases. During the six months ended March 31, 2006, we recognized approximately $9.3 million after-tax ($0.05 per share) in share-based compensation expense. Results for the first six months of 2005 include a $7.8 million ($0.04 per share) insurance recovery and a $19.7 million ($0.10 per share) net tax benefit primarily related to the resolution of federal tax matters.
Control Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$2,196.4	$1,984.1	$212.3

Segment operating earnings	428.2	376.8	51.4

Segment operating margin	19.5%	19.0%	0.5 pts

     Control Systems sales increased 11 percent compared to the first six months of 2005. Currency translation reduced reported revenue growth by less than 1 percentage point. Sales to U.S. customers increased 15 percent in the first six months of 2006 compared to the first six months of 2005. Sales outside of the U.S. increased 5 percent, 7 percent excluding the effect of changes in currency exchange rates. Particularly strong growth was reported in Latin America, Canada and the Asia-Pacific region.
     Control Systems growth spanned across nearly all businesses and industries. The steadily improving industrial economy, continued strong demand in our North American installed base and global power-centric end markets, the impact of our ongoing and accelerated reinvestment in technology leadership and domain expertise, and the strength in our Logix integrated architecture platform contributed to the increase in sales. Our Logix integrated architecture platform and related product offerings grew by approximately 23 percent during the first six months of 2006 compared to the first six months of 2005.
     Segment operating earnings and margins benefited from volume leverage, productivity efforts and price increases, which were partially offset by inflation, share based compensation expense of $7.6 million and a $9.2 million facilities charge in Europe. Results for the first six months of 2005 include a benefit of $11.4 million related to a non-recurring insurance claim.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005 — (Continued)
Power Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$482.9	$419.2	$63.7

Segment operating earnings	78.6	55.5	23.1

Segment operating margin	16.3%	13.2%	3.1 pts

     Power Systems sales increased 15 percent compared to the first six months of 2005 with growth in both our Mechanical and Electrical businesses. Strong sales volume continued in the first half of 2006 as nearly all major product lines experienced an increase in sales versus the prior year.
     Segment operating earnings and margins increased during the first six months of 2006 due to higher volume, net price increases and productivity improvements, the combination of which more than offset higher material costs and the inclusion of $1.9 million of share-based compensation expense.
General Corporate — Net
     General corporate expenses were $47.1 million in the first six months of 2006 compared to $39.3 million in the first six months of 2005. The increase includes $4.9 million of share-based compensation expense.
Interest Expense
     Interest expense was $28.0 million in the first six months of 2006 compared to $22.6 million in the first six months of 2005. The increase was due to our commercial paper borrowings in the first six months of 2006 as well as higher interest rates associated with our interest rate swap (see Note 6 in the Condensed Consolidated Financial Statements).
Income Taxes
     The actual effective tax rate for the first six months of 2006 was 30.5 percent and included the beneficial resolution of a foreign tax matter and resolution of U.S. federal tax matters for the years 2003 and 2004. For the full year 2006, we expect an actual effective tax rate of approximately 33 to 34 percent. The base tax rate determined as provided under Income Taxes in Note 1 in the Condensed Consolidated Financial Statements (and excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 35.5 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies.
Discontinued Operations
     See Note 12 in the Condensed Consolidated Financial Statements regarding discontinued operations.

ROCKWELL AUTOMATION, INC.
Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended
	March 31,
	2006	2005
Cash (used for) provided by:
Operating activities	$(42.4)	$284.5
Investing activities	66.3	(56.0)
Financing activities	(184.1)	(239.5)
Effect of exchange rate changes on cash	(1.1)	(3.9)

Cash used for continuing operations	$(161.3)	$(14.9)

The following table summarizes free cash flow (in millions):

Cash (used for) provided by operating activities	$(42.4)	$284.5
Excess income tax benefits from the exercise of stock options	38.3	—
Capital expenditures	(59.3)	(62.4)

Free cash flow	$(63.4)	$222.1

     Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R) (see Note 2 to the Condensed Consolidated Financial Statements), which requires that we report excess tax benefits related to share-based compensation as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our operating cash flow to present free cash flow on a basis that is consistent with our historical presentation.
     In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
     Free cash flow was a use of $63.4 million for the six months ended March 31, 2006 compared to a source of $222.1 million for the six months ended March 31, 2005. The decrease in free cash flow was largely the result of the $450 million voluntary contribution to our U.S. qualified pension plan trust in the first quarter of 2006, compared to a $50 million voluntary contribution in the first quarter of 2005. Increased working capital needs were offset by higher earnings and reduced capital spending.
     In November 2005, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements. The strategic objective of the transaction was to reduce our global footprint of owned real estate. The net proceeds on sale were approximately $147.5 million, which we used to repay commercial paper borrowings.
     When necessary, we use commercial paper as our principal source of short-term financing. Commercial paper borrowings outstanding were $101.0 million at March 31, 2006. The weighted average interest rate on those borrowings was 4.90 percent. At September 30, 2005, we had no commercial paper borrowings outstanding.
     We repurchased approximately 4.9 million shares of our common stock at a cost of $290.5 million in the first six months of 2006, compared to approximately 5.2 million shares at a cost of $262.6 million in the first six months of 2005. We anticipate continuing to repurchase stock in 2006, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At March 31, 2006, we had approximately 3.9 million shares remaining for stock repurchases under existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
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
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 33.6 percent at March 31, 2006 and 31.2 percent at September 30, 2005.
     In October 2004, we entered into a five-year $600 million unsecured revolving credit facility. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant that requires our debt-to-total-capital ratio to be 60 percent or less. In addition to our $600 million credit facility, short-term unsecured credit facilities of approximately $115 million were available to foreign subsidiaries at March 31, 2006.
     The following is a summary of our credit ratings as of March 31, 2006:

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
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at March 31, 2006, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information
     We translate sales of subsidiaries operating outside of the United States using exchange rates during the respective period. Therefore, changes in currency rates affect our reported sales. We believe that sales excluding the effect of changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from our activities without the effect of changes in currency rates. We use sales excluding the effect of changes in currency exchange rates to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same exchange rates as were in effect the preceding year. We attribute sales to the geographic regions based on the country of destination.
     The following reconciles our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States and Canada	$969.9	$(7.3)	$962.6	$835.7
Europe, Middle East and Africa	204.5	17.5	222.0	207.6
Asia-Pacific	134.9	1.1	136.0	122.9
Latin America	68.6	(4.8)	63.8	52.2

Total Company Sales	$1,377.9	$6.5	$1,384.4	$1,218.4

	Six Months Ended			Six Months Ended
	March 31, 2006			March 31, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States and Canada	$1,877.0	$(10.9)	$1,866.1	$1,632.5
Europe, Middle East and Africa	395.7	33.7	429.4	413.7
Asia-Pacific	267.3	1.4	268.7	247.7
Latin America	139.3	(10.4)	128.9	109.4

Total Company Sales	$2,679.3	$13.8	$2,693.1	$2,403.3

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
     The following reconciles the reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States and Canada	$737.6	$(6.5)	$731.1	$631.6
Europe, Middle East and Africa	199.3	17.3	216.6	204.4
Asia-Pacific	126.2	1.3	127.5	115.8
Latin America	61.2	(4.6)	56.6	46.8

Total Control Systems Sales	$1,124.3	$7.5	$1,131.8	$998.6

	Six Months Ended			Six Months Ended
	March 31, 2006			March 31, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales

United States and Canada	$1,437.2	$(9.6)	$1,427.6	$1,246.4
Europe, Middle East and Africa	386.6	33.4	420.0	407.2
Asia-Pacific	250.3	1.7	252.0	231.9
Latin America	122.3	(10.0)	112.3	98.6

Total Control Systems Sales	$2,196.4	$15.5	$2,211.9	$1,984.1

Critical Accounting Policies and Estimates
     We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at March 31, 2006, there has been no material change to this information, except as follows:
     In March 2006, the Financial Accounting Standards Board (FASB) issued its exposure draft on the accounting for pensions and other postretirement benefits. The exposure draft would require, among other things, companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets. Additionally, defined benefit plan assets and obligations would be required to be measured as of the balance sheet date. The proposed statement would be effective for us in fiscal 2007. The proposed change in the measurement date would be effective for us in fiscal 2008. We will continue to evaluate the effect of the proposed accounting changes on our financial statements as they likely would result in a reduction of our shareowners’ equity.

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates — (Continued)
     In October 2005, we contributed $450 million to our U.S. qualified pension trust. All other factors being equal, this would have the effect of reducing our unfunded obligation. In addition, after our June 30, 2005 measurement date, the interest rate environment has changed such that as of March 31, 2006 our discount rate would be higher had March 31, 2006 been our measurement date. Should this environment continue through our June 30, 2006 measurement date, we would expect, all other factors being equal, that our unfunded obligation would be further reduced.
Recent Accounting Pronouncements
     See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at March 31, 2006, there has been no material change to this information.

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

In 2005, we began planning to develop common global business process standards and an enterprise-wide information technology system. During the second half of fiscal 2006, we expect to begin the implementation phase, which we expect to roll-out to most locations of our company over a multi-year period. As the phased roll-out occurs, we will experience changes in internal control over financial reporting each quarter. No significant changes occurred during our second quarter related to this program.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, and Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2005. Such information is updated in its entirety, as of April 28, 2006, as follows:

Rocky Flats Plant. Rockwell International Corporation, a predecessor of the Company that is now part of The Boeing Company (RIC), operated the Rocky Flats Plant (the Plant), Golden, Colorado, from 1975 through December 1989 for the Department of Energy (DOE). Incident to Boeing’s acquisition of RIC in 1996, we assumed and agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the Plant to the extent such liability is not assumed or indemnified by the government, and RIC and Boeing assigned to us the right to any reimbursements or other proceeds to which they might be entitled under RIC’s Rocky Flats contracts with the DOE.

On January 30, 1990, a class action was filed in the United States District Court for the District of Colorado against RIC and another former operator of the Plant. The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. On October 8, 1993, the court certified separate medical monitoring and property value classes. On February 14, 2006, a jury empanelled to try certain of the class action plaintiffs’ property damage claims found the contractor defendants liable for trespass and nuisance, and awarded $176 million in compensatory damages and $200 million in punitive damages against the two defendants collectively. The jury also found RIC to be 10% responsible for the trespass and 70% responsible for the nuisance. No appealable judgment has been entered on the jury verdict, in part because the court has yet to decide how the damages are to be allocated between the defendants and among the plaintiff class members. Appeals are likely after judgment is entered. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including RIC, in the action and has either reimbursed or paid directly the costs of RIC’s defense.

ROCKWELL AUTOMATION, INC.
Item 1.	Legal Proceedings — (Continued)

We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for the verdict and other costs associated with this action.

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant (and seeking treble damages and forfeitures). On December 6, 1995, the DOE notified RIC that it would no longer reimburse costs incurred by RIC in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone will also be entitled to an award of attorneys’ fees but the court refused to award fees until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, RIC filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that Mr. Stone is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. On January 4, 2006, the 10th Circuit Court of Appeals denied en banc review, and on April 4, 2006, RIC filed a petition for certiorari seeking Supreme Court review of the 10th Circuit’s decision. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and RIC has filed a claim with the DOE seeking reimbursement that is described more fully below. We believe that an outcome adverse to RIC will not have a material effect on our business or financial condition.

On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim alleging violations of the False Claims Act previously asserted in the Stone civil action described in the preceding paragraph. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Energy Board of Contract Appeals. The government filed a motion in the award fee suit seeking leave to amend its pleadings to assert a counterclaim for reimbursement of the $4 million in previously reimbursed Stone defense costs or an offset of that amount against any judgment RIC might obtain against the DOE on its claim for award fees. The government also filed a motion in the Court of Federal Claims asking the court to transfer the Stone defense costs appeal from the Energy Board and consolidate it with the award fee case pending in the Court of Federal Claims. The Court of Federal Claims denied both of the government’s motions on March 10, 2006.

Russellville. On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from a plant in Russellville, Kentucky owned and operated by our predecessor company’s Measurement & Flow Control Division before its divestiture in 1989, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision to impose civil penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Kentucky Supreme Court has let stand. We have been proceeding with remediation and characterization efforts consistent with the trial court’s ruling.

ROCKWELL AUTOMATION, INC.
Item 1.	Legal Proceedings — (Continued)

Solaia Technology LLC. For nearly five years we have been a party in several suits in which one or both of Solaia Technology LLC (Solaia) and Schneider Automation, Inc. (Schneider) has been adverse to us. In 2001, Solaia acquired U.S. Patent No. 5,038,318 (the ‘318 patent) from Schneider, a competitor of ours in the field of factory automation. Schneider retained certain interests in the ‘318 patent, including a share in any licensing income. Solaia, formed to license and enforce the ‘318 patent, asserted that the patent covers computer-controlled factory automation systems used throughout most modern factories in the United States, issued hundreds of demand letters to a wide range of factory owners and operators, and filed lawsuits against more than forty companies for alleged infringement of the ‘318 patent. A significant number of the companies threatened or sued by Solaia chose to settle these claims for amounts that we believe are notably smaller than the likely legal costs of successfully defending Solaia’s claims.

In a suit filed by Solaia on July 2, 2002, Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02-C-4704, N.D. Ill.) (the Chicago patent suit), Solaia accused sixteen companies of infringing the ‘318 patent, including ArvinMeritor, which owns and operates our former automotive business. We believed that Solaia’s claims in the Chicago patent suit were without merit and baseless, and in December 2002, we sought to protect our customers from Solaia’s claims by bringing an action in federal court in Milwaukee against Solaia, its law firm Niro, Scavone, Haller & Niro, and Schneider. Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al. (Case No. 02-C-1195 E.D. Wis.) (the Milwaukee action). In the Milwaukee action, we asserted claims of tortious interference, civil conspiracy and violations of federal antitrust and unfair competition laws.

In January 2003, Solaia filed a lawsuit in federal court in Chicago against us and several others, Solaia Technology LLC v. Rockwell Automation, Inc., et al. (Case No. 03-C-566 N.D. Ill.), alleging federal antitrust and unfair competition violations, tortious interference, defamation and other claims. We denied (and still deny) any liability under those claims. Solaia’s antitrust and tort case was transferred to the federal court in Milwaukee (Case No. 03-C-939, E.D. Wis.) and effectively consolidated with the Milwaukee action. All proceedings in Milwaukee were then administratively stayed, pending events in the Chicago patent suit. In December 2003, Solaia filed a state court action in Cook County, Illinois alleging tortious interference claims against us again, and also against one of our former officers. This action was removed from state court and, as with Solaia’s January 2003 suit, transferred to the Milwaukee federal court (Case No. 04-C-368, E.D. Wis.) and administratively stayed as well.

In the Chicago patent suit, we made arrangements with ArvinMeritor to undertake ArvinMeritor’s defense of Solaia’s patent claims. Thereafter, in that same case, Solaia, on May 12, 2003, sued us directly for patent infringement, demanding material monetary damages. On March 28, 2005, the court granted ArvinMeritor’s motion for summary judgment that the accused ArvinMeritor systems did not infringe the ‘318 patent. On the same date, the court denied Solaia’s motion for summary judgment that the Rockwell systems at issue in the case infringed the ‘318 patent. Shortly afterwards, Solaia dismissed with prejudice its suits against several of the companies that chose not to settle, except its suit against us. In its case against us, Solaia claimed that it had entered into an enforceable oral settlement agreement with us that settled both the Chicago patent suit and the Milwaukee litigation prior to the Court’s decisions. On March 16, 2006, the court denied Solaia’s motion to enforce the purported oral agreement. On the same day, the district court issued another opinion denying Solaia’s motion to reconsider the earlier denial of Solaia’s motion for summary judgment against us (while granting one part of Solaia’s motion that did not affect the ultimate decision by the court).

In the wake of the March 16, 2006 opinions referenced above, Solaia asked the court to enter a final judgment that our products did not infringe the ‘318 patent, expressing the belief that the present record would not support a finding of infringement. We decided not to oppose the entry of such an order, and thereafter we entered into a settlement agreement with Solaia and its law firm that ends the Chicago patent suit and provides that the various other actions by Solaia against us or by us against Solaia and its law firm (all described above) must be dismissed. Our claims against Schneider in the Milwaukee action remain pending.

ROCKWELL AUTOMATION, INC.
Item 1.	Legal Proceedings — (Continued)

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for most of these claims. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to our former Allen-Bradley subsidiary. As a result, the insurance carriers have paid some past defense and indemnity costs and have agreed to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims, subject to policy limits. If either carrier becomes insolvent or the policy limits of either carrier are exhausted, our share of future defense and indemnity costs may increase. However, coverage under excess policies may be available to pay some or all of theses costs.

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

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2006:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	Per Share(2)	Programs	Programs(3)
January 1 - 31, 2006	526,759	$63.8707	526,000	4,731,500
February 1 - 28, 2006	575,000	66.0683	575,000	4,156,500
March 1 - 31, 2006	257,000	69.3492	257,000	3,899,500

Total	1,358,759	65.8369	1,358,000

(1)
All of the shares purchased during the quarter ended March 31, 2006 were acquired pursuant to the repurchase program described in (3) below, except for 759 shares that we acquired in January 2006 from an employee. We acquired these shares in connection with a stock swap exercise of employee stock options and the surrender of shares to us to pay the exercise price.

(2)	Average price paid per share includes brokerage commissions.

(3)
On September 8, 2005, we initiated a 9 million share repurchase program effective through September 30, 2006 that was approved by our Board of Directors. The program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, we have authorized our broker to repurchase shares on our behalf at its discretion pursuant to a share repurchase plan subject to previously established price and volume parameters.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	We held our annual meeting of shareowners on February 1, 2006.

(b)	At the annual meeting, the shareowners:
(i)	voted to elect three directors. Each nominee for director was elected to a term expiring at our annual meeting of shareowners in 2009 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld
Betty C. Alewine	152,014,876	2,188,533
Verne G. Istock	152,033,788	2,169,621
David B. Speer	149,345,332	4,858,077
(ii)
voted on a proposal to approve the selection by the Audit Committee of our Board of Directors of the firm of Deloitte & Touche LLP as our auditors for fiscal year 2006. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	148,086,167
Negative votes	4,796,175
Abstentions	1,321,066

ROCKWELL AUTOMATION, INC.
Item 6.	Exhibits

(a) Exhibits:

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2006.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date: April 28, 2006	By	/s/ James V. Gelly

James V. Gelly
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 28, 2006	By	/s/ David M. Dorgan

David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2006.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.