Form 10-Q
period 2006-06-30
ROCKWELL  AUTOMATION INC
filed 2006-07-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006     Commission file number 1-12383
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

1201 South 2nd Street, Milwaukee, Wisconsin (Address of principal executive offices)	53204 (Zip Code)
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
Yes ☐ No ☑
175,936,847 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2006.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$338.9	$463.6
Receivables	867.9	799.6
Inventories	614.2	569.9
Deferred income taxes	189.0	169.4
Other current assets	176.8	184.0

Total current assets	2,186.8	2,186.5

Property, net	650.3	774.5
Goodwill	834.9	811.9
Other intangible assets, net	327.7	307.0
Deferred income taxes	73.4	66.3
Prepaid pension	607.3	200.5
Other assets	133.9	178.4

TOTAL	$4,814.3	$4,525.1

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$152.2	$1.2
Accounts payable	395.3	388.5
Compensation and benefits	173.5	214.4
Income taxes payable	38.3	5.4
Other current liabilities	422.5	331.3

Total current liabilities	1,181.8	940.8

Long-term debt	745.1	748.2
Retirement benefits	1,000.0	977.5
Other liabilities	251.2	209.5

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,184.3	1,122.7
Retained earnings	2,693.4	2,493.5
Accumulated other comprehensive loss	(490.2)	(501.5)
Unearned restricted stock compensation	—	(1.7)
Common stock in treasury, at cost (shares held:
June 30, 2006, 40.5; September 30, 2005, 36.7)	(1,967.7)	(1,680.3)

Total shareowners’ equity	1,636.2	1,649.1

TOTAL	$4,814.3	$4,525.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$1,428.4	$1,264.7	$4,107.7	$3,668.0
Cost of sales	(863.2)	(783.7)	(2,479.1)	(2,282.0)

Gross profit	565.2	481.0	1,628.6	1,386.0

Selling, general and administrative expenses	(330.7)	(286.6)	(948.8)	(812.9)
Other (expense) income	(0.6)	8.5	6.8	12.6
Interest expense	(14.3)	(11.7)	(42.3)	(34.3)

Income from continuing operations before income taxes	219.6	191.2	644.3	551.4
Income tax provision	(70.6)	(63.9)	(200.1)	(159.5)

Income from continuing operations	149.0	127.3	444.2	391.9

(Loss) income from discontinued operations	—	—	(3.0)	18.8

Net income	$149.0	$127.3	$441.2	$410.7

Basic earnings per share:

Continuing operations	$0.84	$0.70	$2.50	$2.13
Discontinued operations	—	—	(0.01)	0.10

Net income	$0.84	$0.70	$2.49	$2.23

Diluted earnings per share:

Continuing operations	$0.83	$0.68	$2.46	$2.08
Discontinued operations	—	—	(0.02)	0.10

Net income	$0.83	$0.68	$2.44	$2.18

Cash dividends per share	$0.45	$0.45	$0.90	$0.78

Weighted average outstanding shares:

Basic	176.6	182.7	177.5	183.9

Diluted	179.8	186.4	180.9	188.2

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2006	2005
Continuing Operations:

Operating Activities:
Net income	$441.2	$410.7
Loss (income) from discontinued operations	3.0	(18.8)

Income from continuing operations	444.2	391.9

Adjustments to arrive at cash provided by operating activities:
Depreciation	97.8	111.2
Amortization of intangible assets	18.5	16.0
Share-based compensation expense	21.9	—
Retirement benefits expense	88.2	66.7
Pension trust contributions	(466.5)	(62.9)
Net loss on disposition of property and business	2.5	2.0
Income tax benefit from the exercise of stock options	1.0	59.3
Excess income tax benefit from the exercise of stock options	(45.9)	—
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(57.5)	(15.0)
Inventories	(44.2)	(17.7)
Accounts payable	(1.0)	(30.8)
Compensation and benefits	(41.9)	(44.4)
Income taxes	108.8	7.1
Other assets and liabilities	12.6	(17.9)

Cash Provided by Operating Activities	138.5	465.5

Investing Activities:
Capital expenditures	(93.7)	(85.7)
Acquisition of businesses, net of cash acquired	(39.5)	—
Proceeds from sale of property and business	171.0	7.5
Other investing activities	(6.4)	(0.7)

Cash Provided by (Used for) Investing Activities	31.4	(78.9)

Financing Activities:
Net issuance of short-term debt	151.0	—
Cash dividends	(120.1)	(102.0)
Purchases of treasury stock	(424.4)	(390.3)
Proceeds from the exercise of stock options	56.7	87.8
Excess income tax benefit from the exercise of stock options	45.9	—
Other financing activities	(0.5)	(1.2)

Cash Used for Financing Activities	(291.4)	(405.7)

Effect of exchange rate changes on cash	(3.2)	(5.8)

Cash Used for Continuing Operations	(124.7)	(24.9)

Discontinued Operations:
Cash Provided by Discontinued Operating Activities	—	19.9

Cash Provided by Discontinued Operations	—	19.9

Decrease in Cash and Cash Equivalents	(124.7)	(5.0)
Cash and Cash Equivalents at Beginning of Period	463.6	473.8

Cash and Cash Equivalents at End of Period	$338.9	$468.8

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited condensed consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three- and nine-month periods ended June 30, 2006 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

In June 2006, we announced our intention to explore the possible divestiture of our Dodge® mechanical and Reliance Electric™ motors and motor repair services businesses. These businesses are reflected in continuing operations for all periods presented as the criteria for discontinued operations have not been met.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less.

Receivables

Receivables are stated net of allowances for doubtful accounts of $16.8 million at June 30, 2006 and $18.4 million at September 30, 2005. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $10.2 million at June 30, 2006 and $9.4 million at September 30, 2005.

Property

Property is stated net of accumulated depreciation of $1,406.0 million at June 30, 2006 and $1,405.1 million at September 30, 2005.

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding shares, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services, and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, are excluded from the calculation of diluted EPS. For the three and nine months ended June 30, 2006, share-based compensation awards of 75,600 and 877,883 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2005, share-based compensation awards of 18,000 and 14,767 shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies — (Continued)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$149.0	$127.3	$441.2	$410.7

Weighted average outstanding shares
Basic weighted average outstanding shares	176.6	182.7	177.5	183.9
Effect of dilutive securities
Stock options	3.1	3.7	3.3	4.3
Restricted stock	0.1	—	0.1	—

Diluted weighted average outstanding shares	179.8	186.4	180.9	188.2

Earnings per share:
Basic	$0.84	$0.70	$2.49	$2.23

Diluted	$0.83	$0.68	$2.44	$2.18

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

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

Effective October 1, 2005, we adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Other than for restricted stock, no share-based employee compensation cost was reflected in net income before October 1, 2005. SFAS 123(R) requires us to report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow. Before October 1, 2005 we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)

During the three- and nine-month periods ended June 30, 2006, we recognized approximately $7.5 and $21.9 million, respectively, in share-based compensation expense. The total income tax benefit recognized related to share-based compensation for the three- and nine-month periods ended June 30, 2006 was approximately $2.5 and $7.6 million, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of June 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $38.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.5 years.

We are authorized to deliver up to 24 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock, under our 2000 Long-Term Incentives Plan and up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common and restricted stock under our 2003 Directors Stock Plan. Approximately 5.7 million shares under our 2000 Long-Term Incentives Plan and 0.4 million shares under our 2003 Directors Stock Plan were available for future grant or payment at June 30, 2006. We use treasury stock to deliver shares of our common stock under these plans. Our 2000 Long-Term Incentives Plan does not permit share-based compensation awards to be granted after November 30, 2009.

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

The per share weighted average fair value of stock options granted during the nine-month period ended June 30, 2006 and 2005 was $17.67 and $12.60, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average risk-free interest rate	4.88%	3.59%	4.35%	3.59%
Expected dividend yield	1.54%	1.50%	1.56%	1.50%
Expected volatility	0.32	0.31	0.32	0.31
Expected term (years)	5.3	5.0	5.3	5.0
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation — (Continued)

A summary of stock option activity during the nine months ended June 30, 2006 is:

			Wtd. Avg.	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in millions)
Number of shares under option:
Outstanding at beginning of period	10,702	$25.12
Granted	1,566	56.87
Exercised	(2,994)	19.17
Forfeited	(104)	39.28

Outstanding at end of period	9,170	32.26	7.0	$364.5

Exercisable at end of period	5,083	21.87	5.7	254.9

The table below presents stock option activity for the nine months ended June 30, 2006 and 2005 (in millions):

	Nine Months Ended
	June 30,
	2006	2005
Total intrinsic value of stock options exercised	$131.6	$174.8
Cash received from stock option exercises	56.7	87.8
Income tax benefit from the exercise of stock options	46.9	59.3
Total fair value of stock options vested	19.7	12.3
Performance Share Awards

Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. During the nine months ended June 30, 2006, 143,100 performance share awards were granted (for which up to 286,200 shares of our common stock could be delivered in payment). Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. No performance share awards were outstanding as of October 1, 2005. At June 30, 2006, 142,200 performance shares were outstanding.

The per share fair value of performance shares granted during the nine months ended June 30, 2006 was $63.24 which we determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	4.41%
Expected dividend yield	1.56%
Expected volatility (Rockwell Automation)	0.32
Expected volatility (average S&P500 firm)	0.36
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

A summary of restricted stock activity for the nine months ended June 30, 2006 is:

		Wtd. Avg	Aggregate
	Shares	Share	Intrinsic Value
	(in thousands)	Fair Value	(in millions)
Restricted stock balance at October 1, 2005	119	$34.67
Granted	94	58.10
Restrictions lapsed	(1)	64.49
Forfeited	(6)	40.31

Restricted stock balance at June 30, 2006	206	45.22	$14.9

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods before we adopted SFAS 123(R) (in millions, expect per share amounts):

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$127.3	$410.7
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	0.2	0.4

Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(3.9)	(15.1)

Pro forma net income	$123.6	$396.0

Earnings per share:
Basic — as reported	$0.70	$2.23

Basic — pro forma	$0.68	$2.15

Diluted — as reported	$0.68	$2.18

Diluted — pro forma	$0.66	$2.10

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Acquisitions and Divestitures

In May 2006, our Control Systems segment acquired GEPA mbH, a provider of change management software for industrial automation, process control and industrial information technology. In January 2006, our Control Systems segment acquired Caribbean Integration Engineers, Inc. (CIE). CIE offers engineering services in control systems integration, process automation, computer system validation and IT solutions. Our Control Systems segment also acquired Datasweep Inc., a provider of production management software, in December 2005. See Note 5 for goodwill and intangible assets acquired in connection with these acquisitions.

The results of operations of the acquired businesses have been included in the Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the effects of these acquisitions are not material to our results of operations and financial position.

In March 2006, our Control Systems segment sold the assets of our ElectroCraft Engineered Solutions business. Discontinued operations related to this sale are not presented as the effect of this divestiture was not material to our results of operations and financial position.

4.	Inventories

Inventories consist of (in millions):

	June 30,	September 30,
	2006	2005
Finished goods	$204.8	$189.6
Work in process	158.0	149.3
Raw materials, parts, and supplies	251.4	231.0

Inventories	$614.2	$569.9

We report inventories net of the allowance for excess and obsolete inventory of $44.7 million at June 30, 2006 and $45.9 million at September 30, 2005.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2006 are (in millions):

	Control Systems	Power Systems	Total
Balance as of September 30, 2005	$662.4	$149.5	$811.9
Acquisition of businesses (Note 3)	18.5	—	18.5
Translation and other	6.8	(2.3)	4.5

Balance as of June 30, 2006	$687.7	$147.2	$834.9

Other intangible assets consist of (in millions):

	June 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$120.2	$88.6	$31.6
Computer software products	141.7	82.1	59.6
Patents	39.3	37.0	2.3
Other	101.5	80.0	21.5

Total amortized intangible assets	402.7	287.7	115.0
Intangible assets not subject to amortization	212.7	—	212.7

Total	$615.4	$287.7	$327.7

	September 30, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$87.1	$30.6
Computer software products	123.9	69.9	54.0
Patents	39.3	36.3	3.0
Other	84.1	75.5	8.6

Total amortized intangible assets	365.0	268.8	96.2
Intangible assets not subject to amortization	210.8	—	210.8

Total	$575.8	$268.8	$307.0

During the three months ended June 30, 2006, in connection with the final purchase price allocations of Datasweep, Inc. and CIE (see Note 3), we recorded intangible assets of $19.3 million, of which $9.0 million was assigned to computer software products and $1.9 million to intangible assets not subject to amortization. The remainder is classified as other intangible assets. Other intangible assets also includes the amount assigned from our preliminary purchase price allocation associated with our acquisition of GEPA mbH.

We have determined that the Allen-Bradley, Reliance, Dodge and CIE trademarks have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $24.7 million in 2006, $20.0 million in 2007, $17.8 million in 2008, $13.0 million in 2009 and $11.0 million in 2010.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2006 and concluded that no impairments existed.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30,	September 30,
	2006	2005
Advance payments from customers and deferred revenue	$105.8	$78.2
Customer returns, rebates and incentives	113.8	108.2
Accrued interest expense	22.4	10.2
Unrealized losses on foreign exchange contracts	6.8	4.0
Product warranty obligations	37.9	36.3
Dividends payable	39.6	—
Taxes other than income taxes	40.6	42.8
Other	55.6	51.6

Other current liabilities	$422.5	$331.3

7.	Product Warranty Obligations

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

Changes in the product warranty obligations for the nine months ended June 30, 2006 and 2005 are (in millions):

	Nine Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$36.3	$28.9
Warranties recorded at time of sale	38.5	33.4
Adjustments to pre-existing warranties	—	(0.4)
Payments	(36.9)	(28.9)

Balance at end of period	$37.9	$33.0

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Debt

Long-term debt consists of (in millions):

	June 30,	September 30,
	2006	2005
6.15% notes, payable in 2008	$340.2	$343.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.1)	(45.5)

Subtotal	745.1	748.2
Less current portion	—	—

Long-term debt	$745.1	$748.2

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.14 percent at June 30, 2006 and 6.23 percent at September 30, 2005. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities on the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $9.8 million at June 30, 2006 and $6.3 million at September 30, 2005.

On October 26, 2004, we entered into a five-year $600 million unsecured revolving credit facility. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant under which we would be in default if our debt-to-total capital ratio were to exceed 60 percent. In addition to our $600 million credit facility, short-term unsecured credit facilities of approximately $119 million at June 30, 2006 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowing under our credit facilities during the nine months ended June 30, 2006 and 2005 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $152.0 million at June 30, 2006. At September 30, 2005, we had no commercial paper borrowings outstanding. At June 30, 2006 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.39 percent and 3 days, respectively. During the nine months ending June 30, 2005, we had no commercial paper borrowings.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$18.8	$15.2	$55.9	$45.7
Interest cost	31.2	29.9	93.1	90.2
Expected return on plan assets	(42.0)	(33.1)	(125.4)	(99.8)
Amortization:
Prior service cost	(1.1)	0.4	(3.3)	1.3
Net transition asset	—	(0.1)	—	(0.2)
Net actuarial loss	13.8	3.7	41.3	10.9

Net periodic benefit cost	$20.7	$16.0	$61.6	$48.1

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$2.1	$1.2	$6.3	$3.8
Interest cost	5.1	5.4	15.4	15.7
Amortization:
Prior service cost	(3.3)	(3.4)	(9.9)	(10.0)
Net actuarial loss	5.0	3.0	14.8	9.1

Net periodic benefit cost	$8.9	$6.2	$26.6	$18.6

In the first nine months of 2006, we made a voluntary contribution of $450.0 million to our U.S. qualified pension plan trust, which has been recorded as a prepaid pension asset in the Condensed Consolidated Balance Sheet. We also made a voluntary contribution of $50.0 million to our U.S. qualified pension plan trust in the first nine months of 2005. We made both the 2006 and 2005 contributions in the first quarter.
10.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$149.0	$127.3	$441.2	$410.7
Other comprehensive income:
Currency translation adjustments	23.7	(26.5)	21.7	0.2
Net unrealized (losses) gains on cash flow hedges	(10.6)	5.9	(8.6)	5.8
Other	(2.8)	0.8	(1.8)	(0.5)

Other comprehensive income (loss)	10.3	(19.8)	11.3	5.5

Comprehensive income	$159.3	$107.5	$452.5	$416.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Related Party Transactions

We own 50 percent of Rockwell Scientific Company LLC (RSC). This ownership interest is accounted for using the equity method. Our investment in RSC totaled $57.9 million at June 30, 2006 and $58.8 million at September 30, 2005. During the three months ended June 30, 2006, we changed the classification of the investment balance to other current assets from other assets in the Condensed Consolidated Balance Sheet because we expect to sell this investment within the next twelve months. We received a dividend of $2.5 million in February 2006 from RSC, which was recorded as a reduction of our investment.

We have an agreement with RSC pursuant to which RSC performs research and development services for us. We incurred $0.5 million and $1.5 million in the three- and nine-month periods ended June 30, 2006, and $0.7 million and $2.1 million in the three- and nine-month periods ended June 30, 2005, for research and development services performed by RSC. At June 30, 2006 and September 30, 2005, the amounts due to or from RSC were not significant.

We share equally with Rockwell Collins, Inc. (Rockwell Collins), which owns 50 percent of RSC, in providing a $6.0 million line of credit to RSC that bears interest at the greater of our or Rockwell Collins’ commercial paper borrowing rate. No borrowings on the line of credit were outstanding at June 30, 2006 or September 30, 2005. In addition, we and Rockwell Collins each guarantee one-half of a lease agreement for one of RSC’s facilities. The total future minimum lease payments under the lease are $4.2 million as of June 30, 2006. The lease agreement has a term that ends in December 2011.

In March 2006, we sold a portion of our ownership interest in CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services, resulting in a gain of $0.8 million, and reducing our ownership interest from 25 percent to 20 percent. We account for this ownership interest using the equity method. We paid CoLinx $5.5 million and $15.5 million in the three- and nine-month periods ended June 30, 2006, and $5.0 million and $13.5 million in the three- and nine-month periods ended June 30, 2005, primarily for logistics and e-commerce services. In addition, CoLinx paid us $0.8 million and $3.1 million in the three- and nine-month periods ended June 30, 2006, and $0.7 million and $2.1 million in the three- and nine-month periods ended June 30, 2005 for the use of facilities we own and other services. At June 30, 2006, the amount due to CoLinx for logistics and e-commerce services was $0.6 million. At June 30, 2006, the amount due from CoLinx for the use of facilities and other services was not significant. The amounts due to or from CoLinx at September 30, 2005 were not significant.

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Commitments and Contingent Liabilities — (Continued)

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

Lease Commitments

In November 2005, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements affixed to the properties. The lease terms vary from five to fifteen years depending on the property and are classified as operating leases. The net proceeds on sale were approximately $147.5 million. Three of the sold properties resulted in a loss of $1.8 million that we recognized in the nine months ending June 30, 2006, with the remaining properties resulting in a gain on sale of $36.9 million that will be amortized to rent expense over the term of the respective leases. The net book value of the sold assets have been removed from our balance sheet, except for four properties where we have retained a right to re-acquire a subdivided portion of adjacent vacant land. For these properties, we will remove the assets from our balance sheet upon re-conveyance of the vacant land or termination of our right. The net proceeds related to these four properties of $26.1 million are reported in other non-current liabilities in the Condensed Consolidated Balance Sheet.

Our minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $338.4 million as of June, 2006 and are payable as follows (in millions):

2006 (3 months)	$16.1
2007	59.7
2008	52.3
2009	40.8
2010	28.1
Beyond 2010	141.4

Total	$338.4

Most of our operating leases contain renewal options for varying periods, and certain leases include options to purchase the leased property. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $10.9 million as of June 30, 2006 and are receivable through 2009 at approximately $3.3 million per year.

13.	Discontinued Operations

During the nine months ended June 30, 2006, we recorded a $5.0 million ($3.0 million after-tax) accrual for legal contingencies related to our predecessor company’s former operation of the Rocky Flats facility for the U.S. Department of Energy.

We recorded a net tax benefit of $18.8 million during the nine months ended June 30, 2005 for the resolution of certain prior year tax matters and a state tax refund that we received related to a divested business.

During the first nine months of 2005, we received $25.8 million in cash related to a state tax refund for prior periods. We recognized the corresponding income in the fourth quarter of 2004 and first quarter of 2005. This amount is included in the Condensed Consolidated Statement of Cash Flows as Cash Provided by Discontinued Operations.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Income Taxes

The actual effective tax rate for the third quarter of 2006 is 32.1 percent and includes a $12.8 million benefit from the reversal of valuation allowances related to capital loss carryforwards as it has become more likely than not that we will be able to use these carryforwards. The base tax rate determined as provided under Income Taxes in Note 1 (and which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 37 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies.

15.	Segment Information

The following tables reflect the sales and operating results from our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales
Control Systems	$1,174.8	$1,043.2	$3,388.2	$3,042.7
Power Systems	268.4	233.8	762.8	662.1
Intersegment sales	(14.8)	(12.3)	(43.3)	(36.8)

Total	$1,428.4	$1,264.7	$4,107.7	$3,668.0

Segment Operating Earnings
Control Systems	$216.3	$188.6	$644.5	$565.4
Power Systems	42.4	32.6	121.0	88.1

Total	258.7	221.2	765.5	653.5
Purchase accounting depreciation and amortization	(3.6)	(2.4)	(10.6)	(12.6)
General corporate – net	(21.2)	(15.9)	(68.3)	(55.2)
Interest expense	(14.3)	(11.7)	(42.3)	(34.3)
Income tax provision	(70.6)	(63.9)	(200.1)	(159.5)

Income from continuing operations	$149.0	$127.3	$444.2	$391.9

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
16.	Subsequent Event

On July 26, 2006, the Company and Rockwell Collins, Inc. entered into a definitive agreement to sell RSC for $167.5 million in cash, of which we will receive 50 percent of the selling price less expenses and certain retained liabilities. As part of the transaction, among other things, we will retain certain licenses for intellectual property owned by RSC. The transaction is subject to customary closing conditions, including regulatory approval, and is expected to close within 90 days. Our investment in RSC at June 30, 2006 is approximately $57.9 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2006 and 2005, and cash flows for the nine-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
July 26, 2006

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
     These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Information about our most significant risk factors is contained in Item 1 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at June 30, 2006, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.
Overview
     We are a leading global provider of industrial automation power, control and information products and services. We have two operating segments: Control Systems and Power Systems. Control Systems supplies industrial automation products, systems, software and services and includes two main business groups: the Components and Packaged Applications Group (CPAG) and the Automation Control and Information Group (ACIG). In addition, Control Systems’ offerings include services and solutions. Power Systems is a supplier of mechanical power transmission products and industrial motors and drives and consists of two business groups: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).
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
U.S. Industrial Economic Trends
     In the third quarter of 2006, sales in the U.S. accounted for approximately 63 percent of our total sales. The trend of improving conditions experienced in the U.S. manufacturing economy during 2004 and 2005 continued into the third quarter of 2006, as reflected in the various indicators we use to gauge the direction and momentum of our served markets. These indicators include:
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

ROCKWELL AUTOMATION, INC.
U. S. Industrial Economic Trends (Continued)
     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending and Capacity Utilization, and the sustained strength in the PMI since September 2004.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI

Fiscal 2006
June 2006	$170.8	82.4	53.8
March 2006	163.4	81.3	55.2
December 2005	163.9	81.1	55.6

Fiscal 2005
September 2005	157.0	79.1	58.0
June 2005	149.5	80.3	54.0
March 2005	150.1	79.9	55.3
December 2004	143.7	79.7	58.6

Fiscal 2004
September 2004	140.9	78.7	58.0
          Note: Economic indicators are subject to revisions by the issuing organizations.
     During 2006, we have experienced rapid growth in resource and energy based industries, which we expect to moderate over time. Despite the significant economic growth experienced in the total U.S. economy, we have encountered decreasing sales to the domestic automotive industry, which we expect to continue into 2007.
Non-U.S. Regional Trends
     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has been driven, in part, by investments in infrastructure in developing economies, in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets. We continue to see strong demand in China, India, and most of Latin America. After two quarters of growth in Europe, we hope that our recent sales growth will continue.

ROCKWELL AUTOMATION, INC.
Revenue By Geographic Region
     The table below presents our sales for the three months ended June 30, 2006 by geographic region and the change in sales from the three months ended June 30, 2005 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Three	Change vs. Three	Rates vs. Three
	Months Ended	Months Ended	Months Ended
	June 30, 2006(1)	June 30, 2005	June 30, 2005 (2)
United States and Canada	$986.9	13.3%	11.8%
Europe, Middle East and Africa	221.6	6.5%	6.9%
Asia-Pacific	147.1	16.1%	16.3%
Latin America	72.8	24.0%	19.4%

Total Sales	$1,428.4	12.9%	11.8%

     The table below presents our sales for the nine months ended June 30, 2006 by geographic region and the change in sales from the nine months ended June 30, 2005 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Nine	Change vs. Nine	Rates vs. Nine
	Months Ended	Months Ended	Months Ended
	June 30, 2006(1)	June 30, 2005	June 30, 2005 (2)
United States and Canada	$2,863.9	14.4%	13.5%
Europe, Middle East and Africa	617.3	(0.7)%	4.8%
Asia-Pacific	414.4	10.7%	11.1%
Latin America	212.1	26.2%	18.4%

Total Sales	$4,107.7	12.0%	12.0%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	See Supplemental Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
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
     We continued to make solid progress toward each of these objectives during the third quarter of 2006. As of the date of filing this report, we are clarifying our full year 2006 outlook to reflect both our performance in the quarter ended June 30, 2006, and better full year visibility. We now expect our full year 2006 results to modestly exceed our prior guidance of 11 percent revenue growth, excluding the effect of currency exchange rates, and earnings per share from continuing operations of $3.25. We plan to generate free cash flow of approximately $310 million, which includes a $450 million voluntary contribution to our U.S. qualified pension trust in October 2005.
     Our guidance is based on expected demand and assumes sustained momentum across industrial end markets and the rising backlog in our project-oriented businesses. The actual growth reported in any particular quarter may out perform or lag that trend. This oscillation of performance around a trend is attributed to the inherent variability in our businesses with short lead times and minimal backlog of our non-project businesses. Extrapolation of growth rates or levels of profitability from one quarter can lead to incorrect conclusions about future performance.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
     Our sales and operating earnings by segment, excluding intersegment sales, are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales
Control Systems	$1,166.1	$1,035.4	$3,362.5	$3,019.5
Power Systems	262.3	229.3	745.2	648.5

Total	$1,428.4	$1,264.7	$4,107.7	$3,668.0

Segment Operating Earnings
Control Systems	$216.3	$188.6	$644.5	$565.4
Power Systems	42.4	32.6	121.0	88.1

Total	$258.7	$221.2	$765.5	$653.5

     See Note 15 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings and reconciliation of segment operating earnings to income from continuing operations.
     During the third quarter we further increased the level of reinvestment in order to accelerate and extend organic growth. To sustain our above-market rates of growth, we need to supplement the current extraordinary growth in our power centric end markets with more diverse and less cyclical sources of revenue. We are continuing to invest to drive more growth from consumer facing end markets, emerging economies and our integrated control and information platform.
2006 Third Quarter Compared to 2005 Third Quarter

(in millions, except per share amounts)	2006	2005	Increase

Sales	$1,428.4	$1,264.7	$163.7

Income from continuing operations	149.0	127.3	21.7

Diluted earnings per share from continuing operations	0.83	0.68	0.15

     Sales increased 13 percent compared to the third quarter of 2005 driven by growth at both Control Systems and Power Systems. Excluding the effect of changes in currency exchange rates, sales increased by 12 percent. Strong sales growth occurred in the Americas and several Asia-Pacific countries, including China, combined with improved results in Europe. Revenue growth benefited from strong demand from our North American installed base and global power-centric end markets. Additionally, revenue grew as a result of our ability to capture share and outperform our underlying global markets as a result of our previous growth investments.
     Income from continuing operations increased 17 percent due to volume, productivity efforts, price increases and a lower effective tax rate.
     Effective October 1, 2005, we adopted SFAS 123(R) Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), no share-based employee compensation cost was reflected in net income other than for restricted stock. During the quarter ended June 30, 2006, we recognized approximately $5.0 million after-tax ($0.03 per share) in share-based compensation expense in accordance with SFAS 123(R) related to stock option, performance share and restricted stock grants compared to $0.2 million of restricted stock expense recognized in the third quarter of 2005. Share-based compensation costs are included within selling, general and administrative expenses.

ROCKWELL AUTOMATION, INC.
2006 Third Quarter Compared to 2005 Third Quarter — (Continued)
Control Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$1,166.1	$1,035.4	$130.7

Segment operating earnings	216.3	188.6	27.7

Segment operating margin	18.5%	18.2%	0.3 pts

     Control Systems sales increased 13 percent compared to the third quarter of 2005. Currency translation increased reported revenue growth by approximately 1 percentage point. Sales to U.S. customers increased 15 percent in the third quarter of 2006 compared to the third quarter of 2005. Non-U.S. sales increased 8 percent, excluding the effect of changes in currency exchange rates. Growth remained very strong in the United States, Latin America, China, and India, and results improved significantly in Europe.
     The strength in our Logix integrated architecture platform contributed to the increase in sales. Sales of our Logix platform grew by more than 20 percent during the third quarter of 2006 compared to the third quarter of 2005.
     Segment operating earnings and margins during the third quarter of 2006 benefited from volume, productivity efforts and price increases, which were partially offset by higher spending on growth initiatives, inflation, unfavorable mix and share-based compensation expense of approximately $4.1 million.
Power Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$262.3	$229.3	$33.0

Segment operating earnings	42.4	32.6	9.8

Segment operating margin	16.2%	14.2%	2.0 pts

     Power Systems sales increased 14 percent compared to the third quarter of 2005 due to significant growth in both our Mechanical and Electrical businesses.
     Segment operating earnings and margins increased during the third quarter of 2006 due to higher volume, productivity improvements and net price increases, which were partially offset by inflation and the inclusion of $1.0 million of share-based compensation expense.
     In June 2006, we announced that we intend to divest nearly all of the Mechanical and Electrical businesses. These are the principal businesses of this reported segment. We will retain the Reliance Electric and Reliance® branded drives and related parts and services as an integral part of our global drives and service businesses.
General Corporate-Net
     General corporate expenses were $21.2 million in the third quarter of 2006 compared to $15.9 million in the third quarter of 2005. The increase includes $2.4 million of share-based compensation expense, lower interest income and lower equity earnings from RSC.
Interest Expense
     Interest expense was $14.3 million in the third quarter of 2006 compared to $11.7 million in the third quarter of 2005. The increase was due to our commercial paper borrowings outstanding during the quarter and higher interest rates associated with our interest rate swap (see Note 8 in the Condensed Consolidated Financial Statements).
Income Taxes
     The actual effective tax rate for the third quarter of 2006 was 32.1 percent compared to the effective tax rate for the third quarter of 2005 of 33.4 percent. The three months ended June 30, 2006 includes a $12.8 million benefit from the reversal of valuation allowances related to capital loss carryforwards as it has become more likely than not that we will be able to use these carryforwards.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

(in millions, except per share amounts)	2006	2005	Increase

Sales	$4,107.7	$3,668.0	$439.7

Income from continuing operations	444.2	391.9	52.3

Diluted earnings per share from continuing operations	2.46	2.08	0.38

     Sales increased 12 percent in the first nine months of 2006 compared to the first nine months of 2005. Changes in currency exchange rates did not affect the increase in total sales. Strong sales growth occurred in nearly all of our businesses and geographic regions.
     Income from continuing operations in the first nine months of 2006 increased 13 percent from the first nine months of 2005. The first nine months of 2006 benefited from volume leverage, broad-based productivity improvements, price increases and a lower effective tax rate. During the nine months ended June 30, 2006, we recognized approximately $14.3 million after-tax ($0.08 per share) in share-based compensation expense. Results for the first nine months of 2005 include a $7.8 million after-tax ($0.04 per share) insurance recovery and a $19.7 million ($0.10 per share) net tax benefit primarily related to the resolution of federal tax matters.
Control Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$3,362.5	$3,019.5	$343.0

Segment operating earnings	644.5	565.4	79.1

Segment operating margin	19.2%	18.7%	0.5 pts

     Control Systems sales increased 11 percent compared to the first nine months of 2005. Sales to U.S. customers increased 15 percent in the first nine months of 2006 compared to the first nine months of 2005. Sales outside of the U.S. increased 7 percent. Particularly strong growth was reported in Latin America and the Asia-Pacific region.
     Control Systems growth spanned across nearly all businesses and industries. The steadily improving industrial economy, continued strong demand in our North American installed base and global power-centric end markets, the impact of our ongoing and accelerated reinvestment in technology leadership and domain expertise, and the strength in our Logix integrated architecture platform contributed to the increase in sales. Our Logix integrated architecture platform and related product offerings grew by approximately 22 percent during the first nine months of 2006 compared to the first nine months of 2005.
     Segment operating earnings and margins benefited from volume leverage, productivity efforts and price increases, which were partially offset by inflation, spending on growth initiatives, share based compensation expense of $11.7 million, a $9.2 million facilities charge in Europe and unfavorable mix. Results for the first nine months of 2005 include a benefit of $11.4 million related to a non-recurring insurance claim.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005 — (Continued)
Power Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$745.2	$648.5	$96.7

Segment operating earnings	121.0	88.1	32.9

Segment operating margin	16.2%	13.6%	2.6 pts

     Power Systems sales increased 15 percent compared to the first nine months of 2005 with growth in both our Mechanical and Electrical businesses. Strong sales volume was achieved in the first nine months of 2006 as nearly all major product lines experienced an increase in sales versus the prior year.
     Segment operating earnings and margins increased during the first nine months of 2006 due to higher volume, net price increases and productivity improvements, the combination of which more than offset inflation, higher material costs and the inclusion of $2.9 million of share-based compensation expense.
General Corporate – Net
     General corporate expenses were $68.3 million in the first nine months of 2006 compared to $55.2 million in the first nine months of 2005. The increase includes $7.3 million of share-based compensation expense, an increase in contributions to the Rockwell Automation Charitable Corporation, lower interest income and lower equity earnings from RSC.
Interest Expense
     Interest expense was $42.3 million in the first nine months of 2006 compared to $34.3 million in the first nine months of 2005. The increase was due to our commercial paper borrowings in the first nine months of 2006 as well as higher interest rates associated with our interest rate swap (see Note 8 in the Condensed Consolidated Financial Statements).
Income Taxes
     The actual effective tax rate for the first nine months of 2006 was 31.1 percent and includes the beneficial resolution of a foreign tax matter and resolution of U.S. federal tax matters for the years 2003 and 2004. It also includes a $12.8 million benefit from the reversal of valuation allowances related to capital loss carryforwards, as it has become more likely than not that we will be able to use these carryforwards. For the full year 2006, we expect an actual effective tax rate of approximately 33 percent. The base tax rate determined as provided under Income Taxes in Note 1 in the Condensed Consolidated Financial Statements (and which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 37 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies.
Discontinued Operations
     See Note 13 in the Condensed Consolidated Financial Statements regarding discontinued operations.

ROCKWELL AUTOMATION, INC.
Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2006	2005
Cash provided by (used for):
Operating activities	$138.5	$465.5
Investing activities	31.4	(78.9)
Financing activities	(291.4)	(405.7)
Effect of exchange rate changes on cash	(3.2)	(5.8)

Cash used for continuing operations	$(124.7)	$(24.9)

The following table summarizes free cash flow (in millions):

Cash provided by operating activities	$138.5	$465.5
Excess income tax benefits from the exercise of stock options	45.9	—
Capital expenditures	(93.7)	(85.7)

Free cash flow	$90.7	$379.8

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
     Free cash flow was a source of $90.7 million for the nine months ended June 30, 2006 compared to a source of $379.8 million for the nine months ended June 30, 2005. The decrease in free cash flow was largely the result of the $450.0 million voluntary contribution to our U.S. qualified pension plan trust in the first nine months of 2006, compared to a $50.0 million voluntary contribution in the first nine months of 2005. Higher earnings were offset by increased working capital and capital spending.
     In November 2005, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements. The strategic objective of the transaction was to reduce our global footprint of owned real estate. The net proceeds on sale were approximately $147.5 million, which we used to repay commercial paper borrowings.
     When necessary, we use commercial paper as our principal source of short-term financing. Commercial paper borrowings outstanding were $152.0 million at June 30, 2006. The weighted average interest rate on those borrowings was 5.39 percent. At September 30, 2005, we had no commercial paper borrowings outstanding.
     We repurchased approximately 6.9 million shares of our common stock at a cost of $424.4 million in the first nine months of 2006, compared to approximately 7.7 million shares at a cost of $390.3 million in the first nine months of 2005. We anticipate continuing to repurchase stock in 2006, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At June 30, 2006, we had approximately 1.9 million shares remaining for stock repurchases under existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
     We expect future significant uses of cash to include repurchases of common stock, repayments of short-term borrowings, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. We expect capital expenditures in 2006 to be about $150 million. We expect to fund these future uses of cash with existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 35.4 percent at June 30, 2006 and 31.2 percent at September 30, 2005.
     In October 2004, we entered into a five-year $600 million unsecured revolving credit facility. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain a covenant that requires our debt-to-total-capital ratio to be 60 percent or less. In addition to our $600 million credit facility, short-term unsecured credit facilities of approximately $119 million were available to foreign subsidiaries at June 30, 2006.
     The following is a summary of our credit ratings as of June 30, 2006:

	Short-Term		Long-Term
Credit Rating Agency	Rating	Outlook	Rating	Outlook

Standard & Poor’s	A-1	Stable	A	Stable
Moody’s	P-2	Positive	A3	Positive
Fitch Ratings	F1	Stable	A	Stable
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
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at June 30, 2006, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
     The following reconciles our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States and Canada	$986.9	$(12.4)	$974.5	$871.3
Europe, Middle East and Africa	221.6	0.8	222.4	208.0
Asia-Pacific	147.1	0.2	147.3	126.7
Latin America	72.8	(2.7)	70.1	58.7

Total Company Sales	$1,428.4	$(14.1)	$1,414.3	$1,264.7

	Nine Months Ended			Nine Months Ended
	June 30, 2006			June 30, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States and Canada	$2,863.9	$(23.3)	$2,840.6	$2,503.8
Europe, Middle East and Africa	617.3	34.5	651.8	621.7
Asia-Pacific	414.4	1.6	416.0	374.4
Latin America	212.1	(13.1)	199.0	168.1

Total Company Sales	$4,107.7	$(0.3)	$4,107.4	$3,668.0

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
     The following reconciles the reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States and Canada	$750.8	$(11.0)	$739.8	$662.8
Europe, Middle East and Africa	217.2	0.9	218.1	202.6
Asia-Pacific	131.8	0.5	132.3	118.4
Latin America	66.3	(2.7)	63.6	51.6

Total Control Systems Sales	$1,166.1	$(12.3)	$1,153.8	$1,035.4

	Nine Months Ended			Nine Months Ended
	June 30, 2006			June 30, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States and Canada	$2,188.0	$(20.6)	$2,167.4	$1,909.2
Europe, Middle East and Africa	603.8	34.3	638.1	609.8
Asia-Pacific	382.1	2.2	384.3	350.3
Latin America	188.6	(12.7)	175.9	150.2

Total Control Systems Sales	$3,362.5	$3.2	$3,365.7	$3,019.5

Critical Accounting Policies and Estimates
     We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at June 30, 2006, there has been no material change to this information, except as follows:

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates — (Continued)
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2007. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.
     In March 2006, the FASB issued its exposure draft on the accounting for pensions and other postretirement benefits. The exposure draft would require, among other things, companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets. Additionally, defined benefit plan assets and obligations would be required to be measured as of the balance sheet date. The proposed statement would be effective for us in fiscal 2007, except for the proposed change in the measurement date, which would be effective for us in fiscal 2008. We will continue to evaluate the effect of the proposed accounting changes on our financial statements as they likely would result in a reduction of our shareowners’ equity.
     In October 2005, we contributed $450 million to our U.S. qualified pension trust. All other factors being equal, this would have the effect of reducing our unfunded obligation. We anticipate that the discount rate and the rate of return on plan assets to be used for our U.S. pension plans as of our June 30, 2006 measurement date will be 6.50 percent and 8.00 percent, respectively. All other factors being equal, this will have the effect of reducing our U.S. pension plan expense in 2007 by approximately $35 million.
Recent Accounting Pronouncements
     See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.
Item 3.            Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. We believe that at June 30, 2006, there has been no material change to this information.
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
In 2005, we began planning to develop common global business process standards and an enterprise-wide information technology system. During the three months ended June 30, 2006, we began the implementation phase, which included a pilot roll-out to one of our small manufacturing locations. Additional roll-outs will occur to most locations of our company over a multi-year period, with the next phase scheduled for fiscal 2007. As the phased roll-out occurs, we will experience changes in internal control over financial reporting each quarter. No significant changes occurred during the three months ended June 30, 2006 related to this program.

ROCKWELL AUTOMATION, INC.
PART II.         OTHER INFORMATION
Item 1.             Legal Proceedings
Information about our legal proceedings is contained in Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. We believe that at June 30, 2006 there has been no material change to this information.
Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2006:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	Per Share(2)	Programs	Programs(3)
April 1 - 30, 2006	663,900	$74.3253	663,900	3,235,600
May 1 - 31, 2006	501,112	68.5490	500,000	2,735,600
June 1 - 30, 2006	855,000	67.4999	855,000	1,880,600

Total	2,020,012	70.0034	2,018,900

(1)
All of the shares purchased during the quarter ended June 30, 2006 were acquired pursuant to the repurchase program described in (3) below, except for 1,112 shares that we acquired in May 2006 from an employee. We acquired these shares in connection with a stock swap exercise of employee stock options and the surrender of shares to us to pay the exercise price.

(2)	Average price paid per share includes brokerage commissions.

(3)
On September 8, 2005, we initiated a 9 million share repurchase program effective through September 30, 2006 that was approved by our Board of Directors. The program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, we have authorized our broker to repurchase shares on our behalf at its discretion pursuant to a share repurchase plan subject to previously established price and volume parameters.

ROCKWELL AUTOMATION, INC.
Item 6. Exhibits

(a) Exhibits:

Exhibit 10*	-	Incentive Bonus Letter dated June 20, 2006, between the Company and Joseph D. Swann, contained in the Company’s Current Report on Form 8-K dated June 21, 2006, is hereby incorporated by reference.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2006.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date: July 28, 2006	By	/s/ JAMES V. GELLY
James V. Gelly
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2006	By	/s/ DAVID M. DORGAN
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10*	Incentive Bonus Letter dated June 20, 2006, between the Company and Joseph D. Swann, contained in the Company’s Current Report on Form 8-K dated June 21, 2006, is hereby incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2006.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.