Form 10-K
period 2006-09-30
ROCKWELL AUTOMATION INC
filed 2006-11-09
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006. Commission file number 1-12383

Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1201 South 2nd Street	53204
Milwaukee, Wisconsin	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(414) 382-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value (including the	New York Stock Exchange
associated Preferred Share Purchase Rights)

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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
          The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2006 was approximately $12.7 billion.
          170,173,369 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
          Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 7, 2007 is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
          This Annual Report contains statements (including certain projections and business trends) accompanied by such phrases as “believe”, “estimate”, “expect”, “anticipate”, “will”, “intend” and other similar expressions, that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•
economic and political changes in global markets where we compete, such as currency exchange rates, inflation rates, interest rates, recession, policies of foreign governments and other external factors we cannot control, and U.S. and local laws affecting our activities abroad and compliance therewith;

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our legacy and future information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the successful execution of our Power Systems divestiture strategy and redeployment of cash proceeds;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
          These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for additional information.

Item 1.	Business
General
          Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information products and services. The Company was incorporated in Delaware in 1996 in connection with a tax-free reorganization completed on December 6, 1996, pursuant to which we divested our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). In the reorganization, the former Rockwell International Corporation (RIC) contributed all of its businesses, other than the A&D Business, to the Company and distributed all capital stock of the Company to RIC’s shareowners. Boeing then acquired RIC. RIC was incorporated in 1928.
          On June 29, 2001, we completed the spinoff of our Rockwell Collins avionics and communications business into an independent, separately traded, publicly held company named Rockwell Collins, Inc. (Rockwell Collins). In September 2004, we sold our FirstPoint Contact business. Additional information related to this divestiture is contained in Note 13 in the Financial Statements.
          In June 2006, we announced our intention to divest our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These are the principal businesses of our Power Systems operating segment. These businesses are reflected in continuing operations for all periods presented as the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had not been met as of September 30, 2006, the date in which this standard requires the criteria to be assessed. On November 7, 2006, we announced that we have entered into a definitive agreement to sell these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and $50 million in Baldor common stock. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter of our fiscal 2007. In subsequent filings these businesses will be reported as discontinued operations.

          In September 2006, we and Rockwell Collins sold our investment in Rockwell Scientific Company LLC (RSC). Before the sale, we and Rockwell Collins each owned 50 percent of RSC. Additional information regarding the sale of RSC is contained in Note 14 in the Financial Statements.
          As used herein, the terms “we”, “us”, “our”, the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
          Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for the Annual Meeting of Shareowners of the Company to be held on February 7, 2007 (the 2007 Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years refer to our fiscal year unless otherwise stated.
Operating Segments
          We have two operating segments: Control Systems and Power Systems. In 2006, our total sales were $5.6 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2006, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.
          Effective October 1, 2006, we have realigned our internal management reporting structure. The reporting structure changes include realignment of our Control Systems’ services and solutions offerings to report through the Components and Packaged Applications Group (CPAG). Additionally, the Power Systems custom drives and drives related parts and services business has been realigned to also report through CPAG. As a result of changes in the internal management reporting structure, we will begin reporting the historical Control Systems operating segment as two separate operating segments in our first quarter of 2007.
Control Systems
          Control Systems is our largest operating segment with 2006 sales of $4.6 billion (82 percent of our total sales) and approximately 19,000 employees at September 30, 2006. Control Systems supplies industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes. The operating segment includes two main business groups: CPAG and the Automation Control and Information Group (ACIG).
          CPAG supplies industrial components, power control and motor management products, and packaged and engineered products and systems. CPAG’s sales account for approximately 39 percent of Control Systems’ sales.
          ACIG’s core products are used primarily to control and monitor industrial plants and processes and typically consist of a processor, software and input/output (I/O) devices. ACIG’s integrated architecture and Logix controllers perform multiple types of control applications, including discrete, batch, continuous process, drive system, motion and machine safety across various factory floor operations. ACIG’s sales account for approximately 45 percent of Control Systems’ sales.
          In addition, Control Systems’ offerings also include services and solutions, such as multi-vendor customer support, training, automation systems integration, asset management, and manufacturing information solutions for discrete and targeted batch process industries. Control Systems’ service and solution offerings compete with Emerson Electric Co., General Electric Company, Invensys, Siemens AG and system integrators.

          The following is a summary of the major products and services and major competitors of Control Systems’ two main business groups:

Business Group	Major Products / Services	Major Competitors
CPAG	Motor starters	ABB, Ltd.
	Contactors	Schneider Electric SA
	Push buttons	Siemens AG
Signaling devices
Termination and protection devices
Relays and timers
Condition sensors
Adjustable speed drives
Motor control centers
Drive systems

ACIG	Controllers	Emerson Electric Co.
	Control platforms	Mitsubishi Corp.
	Software	Omron Corp.
	Input/output devices	Schneider Electric SA
	High performance rotary and linear	Siemens AG
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
          Control Systems’ products are marketed primarily under the Allen-Bradley® and Rockwell Software® brand names. Major markets served include consumer products, transportation, oil and gas, mining, metals and forest products.
          In North America, Control Systems’ products are sold primarily through independent distributors that typically do not carry products that compete with Allen-Bradley® products. Large systems and service offerings are sold principally through a direct sales force, though opportunities are sometimes sourced through distributors or system integrators. Product sales outside the United States occur through a combination of direct sales, sales through distributors and sales through system integrators.
          In 2006, sales in the United States accounted for 57 percent of Control Systems’ sales. Outside the U.S., Control Systems’ primary markets were Canada, China, the United Kingdom, Italy, Germany, Brazil, Australia, Korea and Mexico.
          Control Systems is headquartered in Milwaukee, Wisconsin and has operations in North America; Europe, Middle East and Africa; Asia-Pacific; and Latin America.
Power Systems
          Power Systems recorded 2006 sales of $1.0 billion (18 percent of our total sales) and had approximately 4,000 employees at September 30, 2006. Power Systems consists of two business groups: Dodge mechanical (Mechanical) and Reliance electrical (Electrical).

          The following is a summary of the major products and services and major competitors of the Power Systems operating segment:

Business Group	Major Products / Services	Major Competitors
Mechanical	Mounted bearings	Altra Industrial Motion, Inc.
	Gear reducers	Emerson Electric Co.
	Mechanical drives	Martin Sprocket and Gear, Inc.
	Conveyor pulleys	Regal-Beloit Corporation
	Couplings	Rexnord Corporation
	Bushings	SEW — EURODRIVE GmbH
	Clutches	Siemens AG
	Motor brakes	SKF AB
TB Woods Corp.
The Schaeffer Group (INA brand)
Timken Company

Electrical	Industrial and engineered motors	A.O. Smith Corporation
	Adjustable speed drives	Baldor Electric Company
	Repair services	Emerson Electric Co.
	Motor and mechanical maintenance solutions	General Electric Co.
	Training	Regal-Beloit Corporation
	Consulting services to OEMs,	Siemens AG
	end-users and distributors	TECO-Westinghouse motor company
Toshiba Corp.
Weg SA

          Depending on the product involved, Power Systems’ competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies specializing in niche products and services. Factors that influence Power Systems’ competitive position are product quality, installed base, price and our established distributor network. While Power Systems’ competitive position is strong in the United States, it is limited somewhat by its small presence outside the United States.
          Mechanical’s products are marketed primarily under the Dodge® brand name while Electrical’s products are marketed primarily under the Reliance® and Reliance ElectricTM brand names. Major markets served include mining, cement, aggregates, environmental, forest products, food/beverage, oil and gas, metals and material handling.
          Mechanical’s products are sold primarily through distributors while Electrical’s products are sold primarily through a direct sales force.
          In 2006, sales in the United States accounted for 85 percent of Power Systems’ sales. Outside the U.S., Power Systems’ primary markets were Canada, China and Mexico.
          Power Systems is headquartered in Greenville, South Carolina and has operations in North America, Europe, Latin America and Asia-Pacific.
Geographic Information
          In 2006, sales in the United States accounted for 62 percent of our total sales. Our principal markets outside the United States are in Canada, China, the United Kingdom, Italy, Germany, Mexico, Brazil, Australia and Korea. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States.
          Sales and property information by major geographic area for each of the past three years is contained in Note 18 in the Financial Statements.

Research and Development
     Our research and development spending is (in millions):

	Year Ended September 30,
	2006	2005	2004
Control Systems	$148.5	$128.2	$111.8
Power Systems	11.9	10.4	9.9

	$160.4	$138.6	$121.7

          Customer-sponsored research and development was not significant in 2006, 2005 or 2004.
Employees
          At September 30, 2006 we had approximately 23,000 employees. Approximately 14,000 were employed in the United States, and, of these employees, about 5 percent were represented by various local or national unions.
Raw Materials and Supplies
          We purchase many items of equipment, components and materials used to produce our products from others. The raw materials essential to the conduct of each of our business segments generally are available at competitive prices. Although we have a broad base of suppliers and subcontractors, we depend upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. See Item 1A. Risk Factors for a discussion of risks associated with our reliance on third party suppliers.
Backlog
          Our total order backlog was $911.7 million at September 30, 2006 and $772.5 million at September 30, 2005. Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities.
Environmental Protection Requirements
          Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Financial Statements. See also Item 3. Legal Proceedings.
Patents, Licenses and Trademarks
          We own or license numerous patents and patent applications related to our products and operations. Various claims of patent infringement and requests for patent indemnification have been made to us. We believe that none of these claims will have a material adverse effect on our financial condition. See Item 3. Legal Proceedings. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. See Item 1A. Risk Factors for a discussion of risks associated with our intellectual property.
          The Company’s name and its registered trademark “Rockwell Automation®” is important to each of our business segments. In addition, we own other important trademarks that we use for certain products and services, such as “Allen-Bradley®” and “A-B®” for electronic controls and systems for industrial automation, “Reliance®” and “Reliance ElectricTM” for electric motors and drives and “Dodge®” for mechanical power transmission products. Although we have announced the signing of a definitive agreement to sell the principal businesses of our Power Systems operating segment, we will retain the Reliance ElectricTM and Reliance® branded drives business and related parts and services as an integral part of our global drives and services businesses. We will retain a long-term license to the Reliance® and Reliance ElectricTM trademarks in connection with the drives business.

Seasonality
          Our business segments are not subject to significant seasonality. However, the calendarization of our results can be affected by the seasonal capital spending patterns of our customers due to their annual capital budgeting processes and their working schedules combined with seasonal changes in the composition of the products and services our customers purchase.
Available Information
          We maintain an Internet site at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after we file or furnish these reports with the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board Committees are also available at our Internet site. These Guidelines and charters are also available in print to any shareowner upon request. The information contained on and linked from our Internet site is not incorporated by reference into this Annual Report on Form 10-K.
          The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K and were included as Exhibits to each of our Quarterly Reports on Form 10-Q filed during 2006. Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 2, 2006 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 1A.	Risk Factors
We generate a substantial portion of our revenues from international sales and are subject to the risks of doing business outside of the United States.
          Approximately 38 percent of our revenues in 2006 were outside of the U.S. Future growth rates and success of our business depend in large part on continued growth in our non-U.S. operations. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, exchange controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. While these factors and the impact of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
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

          We are in the process of introducing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes, organization structures and a common information system over a period of several years. Our first significant roll-outs of the system are scheduled to occur at several of our U.S. locations in fiscal 2007. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.
The growth of our Control Systems solutions offerings may create additional risks.
          Risks inherent in the sale of systems and solutions include assuming greater responsibility for project completion and success, defining and controlling contract scope, efficiently executing projects, and managing the efficiency and quality of our subcontractors. Our inability to control, manage, and mitigate these risks could adversely affect our results of operations.
The global industrial automation power, control and information products and services industry is highly competitive.
          We face strong competition in all of our market segments in several specific respects, including pricing, product performance, developing integrated systems and applications that address the business challenges faced by our customers and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve. Price competition in our various industries is intense. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements. If we fail to keep pace with technological changes, we may experience price erosion and lower margins. We expect that the level of competition will remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
A disruption to our distribution channel could have an adverse effect on our operating results.
          In the United States and Canada, approximately 75 percent of our sales are through a limited number of third party distributors. While we maintain the right to appoint new distributors, any unplanned disruption to the existing channel could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability of the distributor, or other events.
Potential liabilities and costs from litigation (including asbestos claims) could adversely affect our business.
          Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, safety and health, employment and contract matters. We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance coverage make it difficult to predict the ultimate resolution.
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
Dispositions of businesses involve risks and uncertainties.
          Our business strategy and long-term objectives may result in decisions to dispose of assets or businesses. The disposition of assets or businesses can be highly uncertain. In June 2006 we announced our intention to divest the principal businesses of our Power Systems operating segment and on November 7, 2006, we announced that we have entered into a definitive agreement to sell these businesses to Baldor Electric Company. The transaction is subject to customary closing conditions and regulatory approval. Any failures or delays in satisfying closing conditions for this divestiture or difficulties in re-deploying the proceeds to minimize the dilutive effect of the sale could have an adverse effect on our ability to execute on our strategy.
Our reliance on third party suppliers creates certain risks and uncertainties.
          Our manufacturing processes require that we purchase a high volume of equipment, components and materials from third party suppliers. Our reliance on these suppliers involves certain risks, including:
•	the cost of these purchases may change due to inflation, exchange rates or other factors;

•	poor quality can adversely affect the reliability and reputation of our products; and

•	a shortage of components or materials could adversely affect our manufacturing efficiencies and delivery capabilities, which could reduce sales and profitability.

          Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in desired quantities and in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues.
Potential liabilities and costs relating to environmental remediation could adversely affect our business.
          Our operations, both in the United States and abroad, are subject to regulation by various environmental regulatory authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Environmental laws and regulations can be complex and may change. Our financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners.
          We have been named as a potentially responsible party at cleanup sites and may be so named in the future as well, and the costs associated with these current and future sites may be significant.
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
          Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers, or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.
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
          We have acquired, and anticipate continuing to acquire, businesses in an effort to enhance shareowner value. Acquisitions involve risks and uncertainties, including:
•
difficulties integrating the acquired business, retaining the acquired business’ customers, and achieving the expected benefits of the acquisition, such as revenue increases, cost savings, and increases in geographic or product presence, in the desired time frames, if at all;

•	loss of key employees of the acquired business;

•	difficulties implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•	diversion of management’s attention from other business concerns.
          Future acquisitions could cause us to incur debt, dilution, contingent liabilities, increased interest expense, and amortization expenses related to intangible assets. Impairment losses on goodwill and intangible assets with an indefinite life, or restructuring charges, could also occur as a result of acquisitions.

Item 1B.	Unresolved Staff Comments
          None.

Item 2.	Properties
          At September 30, 2006, we operated 73 plants, principally in North America. We also had 284 sales and administrative offices and a total of 41 warehouses, service centers and other facilities. The aggregate floor space of our facilities was approximately 14.1 million square feet. Of this floor space, we owned approximately 23 percent and leased approximately 77 percent. Manufacturing space occupied approximately 6.3 million square feet. Our Control Systems segment occupied approximately 3.3 million square feet, and our Power Systems segment occupied the remaining approximately 3.0 million square feet of manufacturing space. At September 30, 2006, approximately 450 thousand square feet of floor space was not in use, principally in owned facilities.
          In November 2005, we sold and leased back 24 properties in North America comprising approximately 3.8 million square feet. See Note 17 in the Financial Statements for additional information.
          There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

Item 3.	Legal Proceedings
          Rocky Flats Plant. RIC operated the Rocky Flats Plant (the Plant), Golden, Colorado, from 1975 through December 1989 for the Department of Energy (DOE). Incident to Boeing’s acquisition of RIC in 1996, we assumed and agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the Plant to the extent such liability is not assumed or indemnified by the government, and RIC and Boeing assigned to us the right to any reimbursements or other proceeds to which they might be entitled under RIC’s Rocky Flats contracts with the DOE.
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

          On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant (and seeking treble damages and forfeitures). On December 6, 1995, the DOE notified RIC that it would no longer reimburse costs incurred by RIC in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone will also be entitled to an award of attorneys’ fees but the court refused to award fees until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, RIC filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that Mr. Stone is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. On January 4, 2006, the 10th Circuit Court of Appeals denied en banc review, and on April 4, 2006, RIC filed a petition for certiorari seeking Supreme Court review of the 10th Circuit’s decision. On September 25, 2006 the Supreme Court granted our petition for certiorari and set the case for argument on December 5, 2006. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and RIC has filed a claim with the DOE seeking reimbursement that is described more fully below. We believe that an outcome adverse to RIC will not have a material effect on our business or financial condition.
          On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On July 17, 1996, the government filed an amended answer and counterclaim alleging violations of the U.S. False Claims Act previously asserted in the Stone civil action described in the preceding paragraph. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Energy Board of Contract Appeals. Both parties have filed motions for summary judgment. In the second quarter of 2006, we recorded a $5.0 million ($3.0 million after-tax) accrual in discontinued operations for legal contingencies related to this matter.
          Russellville. On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from a plant in Russellville, Kentucky owned and operated by RIC’s Measurement & Flow Control Division before its divestiture in March 1989, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision to impose civil penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Kentucky Supreme Court has let stand. We have been proceeding with remediation and characterization efforts consistent with the trial court’s ruling.
          Solaia Technology LLC. For nearly five years we were a party in several suits in which one or both of Solaia Technology LLC (Solaia) and Schneider Automation, Inc (Schneider) were adverse to us. In 2001, Solaia acquired U.S. Patent No. 5,038,318 (the ‘318 patent) from Schneider, a competitor in the field of factory automation. Schneider retained certain interests in the ‘318 patent, including a share in any licensing income. Solaia, formed to license and enforce the ‘318 patent, asserted that the patent covers computer-controlled factory automation systems used throughout most modern factories in the United States, issued demand letters to a wide range of factory owners and operators, and filed lawsuits for alleged infringement of the ‘318 patent.
          Among other lawsuits filed by Solaia concerning the ‘318 patent, Solaia filed suit on July 2, 2002 accusing sixteen companies of infringing the ‘318 patent. Solaia Technology LLC v. ArvinMeritor, Inc., et al. (02-C-4704, N.D. Ill.) (the Chicago patent suit). We believed that Solaia’s claims in the Chicago patent suit were without merit and baseless, and in December 2002, we sought to protect our customers from Solaia’s claims by bringing an action in federal court in Milwaukee against Solaia, its law firm Niro, Scavone, Haller & Niro, and Schneider. Rockwell Automation, Inc., et al. v. Schneider Automation, Inc., et al (Case No. 02-C-1195 E.D. Wis.) (the Milwaukee action). On May 12, 2003, Solaia sued us directly in the Chicago patent suit for patent infringement.

          In April 2006, following rulings in our favor on motions for summary judgment, we entered into an agreement with Solaia and its law firm that ended the Chicago patent suit and provided that the various other lawsuits between us and Solaia and its law firm would be dismissed. Separately, in October 2006, we entered into a settlement agreement with Schneider that ended the Milwaukee action. All lawsuits concerning the Company and the ‘318 patent are now completely resolved.
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
          Foreign Corrupt Practices Act. As a result of an internal review, we determined during the fourth quarter of 2006 that actions by a small number of employees at certain of our operations in one jurisdiction may have violated the U.S. Foreign Corrupt Practices Act (FCPA) or other applicable laws. We and some of our distributors do business in this jurisdiction with government owned enterprises or government owned enterprises that are evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel has been engaged to investigate the actions and report to the Audit Committee. Their review is ongoing.
          We voluntarily disclosed these actions to the U.S. Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) beginning in September 2006. We are implementing thorough remedial measures, and are cooperating on these issues with the DOJ and SEC. We have agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues.
          If violations of the FCPA occurred, we may be subject to consequences that could include fines, penalties, other costs and business-related impacts. We could also face similar consequences from local authorities. While we are not in a position to reasonably estimate potential consequences at this time, we do not believe the consequences of this investigation, the remediation or any related penalties or business related impacts have had or will have a material adverse effect on our business, results of operations or financial condition.
          Other. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Item 4A.	Executive Officers of the Company
          The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2006 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board of Rockwell Automation since February 2005, and President and Chief Executive Officer of Rockwell Automation since February 2004; Senior Vice President of Rockwell Automation and President, Rockwell Automation Control Systems prior thereto	55
John D. Cohn — Senior Vice President, Strategic Development and Communications of Rockwell Automation	52
Kent G. Coppins — Vice President and General Tax Counsel of Rockwell Automation	53
Theodore D. Crandall — Senior Vice President of Rockwell Automation since February 2004; Senior Vice President, Components and Packaged Applications Group of Rockwell Automation Control Systems prior thereto	51
David M. Dorgan — Vice President and Controller of Rockwell Automation	42
Steven A. Eisenbrown — Senior Vice President of Rockwell Automation since February 2004; Senior Vice President, Automation Control and Information Group of Rockwell Automation Control Systems prior thereto	53
James V. Gelly — Senior Vice President and Chief Financial Officer of Rockwell Automation since January 2004; Vice President and Treasurer of Honeywell International (diversified technology and manufacturing) prior thereto	46
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary of Rockwell Automation since May 2004; Litigation partner at Foley & Lardner LLP (law firm) and Co-Chair of the Securities Litigation, Enforcement and Regulation Practice Group prior thereto	45
Mary Jane Hall — Senior Vice President, Human Resources of Rockwell Automation since February 2004; Vice President of Rockwell Automation and Senior Vice President, Human Resources of Rockwell Automation Control Systems prior thereto	63
John P. McDermott — Senior Vice President of Rockwell Automation since February 2004; Senior Vice President, Global Sales and Marketing (formerly Global Sales and Solutions) of Rockwell Automation Control Systems since October 2005; Senior Vice President, Global Manufacturing Solutions Group of Rockwell Automation Control Systems from November 2002 to October 2005; Senior Vice President, Americas Sales of Rockwell Automation Control Systems prior thereto	48
John M. Miller — Vice President and Chief Intellectual Property Counsel of Rockwell Automation since October 2004; Associate Intellectual Property Counsel of Rockwell Automation prior thereto	39
Timothy C. Oliver — Vice President and Treasurer of Rockwell Automation since May 2004; Vice President, Investor Relations and Financial Planning of Raytheon Company (manufacturer of defense electronics and business aviation aircraft) prior thereto	38
Rondi Rohr-Dralle — Vice President, Corporate Development of Rockwell Automation	50
Robert A. Ruff — Senior Vice President of Rockwell Automation since February 2004; Senior Vice President of Americas Sales of Rockwell Automation Control Systems since November 2002; Regional Vice President-Detroit Region Sales of Rockwell Automation Control Systems prior thereto	58
A. Lawrence Stuever — Vice President and General Auditor of Rockwell Automation since June 2003; Vice President, Compensation of Rockwell Automation prior thereto	54
Joseph D. Swann — Senior Vice President of Rockwell Automation and President, Rockwell Automation Power Systems	65
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
          Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK”. We delisted our common stock from the Pacific Exchange and the London Stock Exchange in 2006. On October 31, 2006, there were 31,883 shareowners of record of our common stock.
          The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2006 and 2005:

	2006		2005
Fiscal Quarters	High	Low	High	Low
First	$60.67	$50.35	$49.97	$37.72
Second	73.96	58.52	63.30	45.40
Third	79.47	62.61	58.40	45.49
Fourth	74.67	53.49	55.25	48.16
          The declaration and payment of dividends by the Company is at the sole discretion of our Board of Directors. During 2006, we declared and paid aggregate cash dividends of $0.90 ($0.225 per quarter) per common share. In 2005, we declared and paid aggregate cash dividends of $0.78 ($0.165 for each of the first and second quarters and $0.225 for each of the third and fourth quarters) per common share, while in 2004 we declared and paid aggregate cash dividends of $0.66 ($0.165 per quarter) per common share.
          The table below sets forth information with respect to purchases made by or on behalf of the Company of shares of Company common stock during the three months ended September 30, 2006:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total		Part of Publicly	that May Yet
	Number	Average	Announced	Be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
July 1 - 31, 2006	1,145,400	$64.7468	1,145,400	735,200
August 1 - 31, 2006	735,200	62.5359	735,200	0
September 1 - 30, 2006	3,407,200	56.1112	3,407,200	5,592,800

Total	5,287,800	58.8750	5,287,800

(1)	Average price paid per share includes brokerage commissions.

(2)
On September 6, 2006, we initiated a 9 million share repurchase program effective through September 30, 2007. This program was approved by our Board of Directors, and replaced our former 9 million share repurchase program in effect since September 8, 2005. At the time we terminated and replaced our former repurchase program, no shares remained subject to repurchase under the former program. The new program allows management to repurchase shares at its discretion, except during quarter-end “quiet periods”, defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K. During quarter-end quiet periods, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6.	Selected Financial Data
     The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The consolidated statement of operations data for each of the following five years ended September 30, the related consolidated balance sheet data and other data have been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2006(a)	2005	2004	2003(b)	2002(c)
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$5,561.4	$5,003.2	$4,411.1	$3,992.3	$3,775.7
Interest expense	58.4	45.8	41.7	52.5	66.1
Income from continuing operations before accounting changes	628.1	518.4	354.1	281.4	223.7
Earnings per share from continuing operations before accounting changes:
Basic	3.55	2.83	1.91	1.51	1.21
Diluted	3.49	2.77	1.85	1.48	1.19
Cumulative effect of accounting changes per diluted share(d)	(0.10)	—	—	—	(0.58)
Cash dividends per share	0.90	0.78	0.66	0.66	0.66
Consolidated Balance Sheet Data: (at end of period)
Total assets	$4,735.4	$4,525.1	$4,213.3	$4,006.3	$3,955.8
Short-term debt	219.8	1.2	0.2	8.7	161.6
Long-term debt	748.2	748.2	757.7	764.0	766.8
Shareowners’ equity	1,918.2	1,649.1	1,861.0	1,586.8	1,609.0
Other Data:
Capital expenditures	$150.1	$124.1	$98.0	$107.6	$99.6
Depreciation	129.7	150.8	159.7	168.5	178.4
Other intangible asset amortization	23.9	20.4	27.0	22.1	19.3

(a)	Includes a gain on sale of RSC of $19.9 million ($12.0 million after tax, or $0.07 per diluted share).

(b)	Includes a reduction in the income tax provision of $69.4 million, or $0.37 per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim.

(c)	Includes a reduction in the income tax provision of $48.2 million, or $0.26 per diluted share, from the resolution of certain tax matters.

(d)
Effective September 30, 2006, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The application of FIN 47 resulted in a charge of $29.1 million ($18.1 million after tax, or $0.10 per diluted share) in 2006. Effective October 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). We recorded pre-tax impairment charges of $128.7 million ($107.8 million after tax, or $0.58 per diluted share) in 2002 in connection with the adoption of SFAS 142. These charges have been recorded as the cumulative effect of accounting changes.

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
     Overview
          Overall demand for our products and services is driven by:
•	Investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	Our customers’ needs for greater productivity, cost reduction, quality, and overall global competitiveness;

•
Industry factors that include our customers’ new product introductions, trends in the actual and forecasted demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	Levels of global industrial production;

•	Regional factors that include local political, social, regulatory and economic circumstances; and

•	The seasonal capital spending patterns of our customers due to their annual capital budgeting processes and their working schedules.
     U. S. Industrial Economic Trends
          In 2006, sales in the U.S. accounted for more than 62 percent of our total sales. The trend of improving conditions in the U.S. manufacturing economy during 2004 and 2005 continued into the first half of 2006 and moderated somewhat in the second half. The various indicators we use to gauge the direction and momentum of our served markets include:
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

          The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending and Capacity Utilization, and the sustained strength in the PMI since December 2003. While we still expect moderate growth in 2007, we are planning for a deceleration to a more sustainable level of growth in the U.S. economy in 2007.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI
Fiscal 2006
September 2006	$173.0	81.9	52.9
June 2006	170.1	82.5	53.8
March 2006	163.4	81.3	55.2
December 2005	163.9	81.1	55.6
Fiscal 2005
September 2005	157.0	79.1	58.0
June 2005	149.5	80.3	54.0
March 2005	150.1	79.9	55.3
December 2004	143.7	79.7	58.6
Fiscal 2004
September 2004	140.9	78.7	58.0
June 2004	139.5	78.4	61.5
March 2004	145.3	77.6	62.3
December 2003	137.1	76.9	63.2
Note: Economic indicators are subject to revisions by the issuing organizations.
     Non-U.S. Regional Trends
          Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has, in part, been driven by investment in infrastructure in developing economies, in basic materials production capacity in response to higher-end product pricing and in expanding consumer markets. We continue to see strong demand in China, India and Latin America. We also saw considerable growth in Europe during the second half of 2006, following nearly two years of little or no growth. In 2006, our European operations benefited from our targeted growth investments in customer-facing resources as well as improving macro-economic conditions. We expect strong growth in Latin America, Europe and the emerging economies in Asia Pacific will continue into 2007.
     Revenue by Geographic Region
          The table below presents our actual sales for the year ended September 30, 2006 by geographic region and the change in sales from the year ended September 30, 2005 (in millions, except percentages):

			Change
			Excluding the
			Effect of Changes
		Change vs.	In Currency Exchange
	Year Ended	Year Ended	Rates vs. Year Ended
	September 30, 2006(1)	September 30, 2005	September 30, 2005(2)
U.S. and Canada	$3,827.1	12%	11%
Europe, Middle East and Africa	856.5	4%	7%
Asia-Pacific	573.1	11%	11%
Latin America	304.7	26%	19%

Total sales	$5,561.4	11%	11%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	See Supplemental Sales Information for information on this non-GAAP measure.

     Industry Views
          We serve customers in a wide range of industries including consumer products, transportation, basic materials, and oil and gas. During 2006 we benefited from growing demand in most of the industries we serve.
          Our consumer products customers are engaged in the food and beverage; home, health and beauty; and life sciences industries. These customers’ needs include global expansion, incremental capacity from existing facilities, an increasingly flexible manufacturing environment and regulatory compliance. In addition, these customers operate in an environment where product innovation and time to market are critical factors. As a result, consumer products customers’ capital investments are generally less cyclical than those of heavy manufacturing customers.
          In transportation, factors such as plant closings, customer investment in new model introductions and more flexible manufacturing technologies affect our sales. While our global automotive revenue was flat in 2006, our traditional North American automotive installed base experienced a significant slowdown during the second half of the year. This had a negative impact on sales and operating earnings in our Control Systems business, primarily on sales of our Logix and PLC products. Our plan for 2007 does not anticipate any recovery.
          Our customers in basic materials industries, including mining, aggregates, metals, forest products and cement, all benefit from higher commodity prices and higher global demand for basic materials, both of which encourage investment in capacity and productivity in these industries.
          As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity. During 2006, high energy prices contributed to strong growth in resource and energy based industries.
          In addition, higher energy prices have historically caused customers across all industries to consider investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls.
     Outlook for 2007
          The following is a summary of key objectives for 2007:
•	Successfully complete the divestiture of the principal businesses of our Power Systems operating segment;

•	Execute our cost productivity initiatives;

•	Continue our globalization efforts with a particular focus on emerging markets; and

•
Sustain the growth of our integrated control and information architecture by accelerating the proliferation and adoption rate, enhancing features and functionality, and by aggressively pursuing growth in an expanded addressable market.

          Our key objectives assume a certain amount of cost productivity in 2007. Our cost productivity initiatives will likely include workforce reductions and facility rationalization. These actions are consistent with the planned divestiture of most of our Power Systems operating segment and our globalization and cost productivity efforts. Costs associated with these actions will be recorded when the relevant recognition criteria have been met.
          Our outlook for 2007 is based on expected demand and assumes sustained momentum outside of North America with slower rates of growth in the U.S. and Canada than in the previous three years. Our outlook also assumes sustained momentum across most industrial end markets. The actual growth reported in any particular quarter may out perform or lag that trend. This oscillation of performance around a trend is attributed to the inherent variability in our business with short lead times and minimal backlog in our non-project businesses. Extrapolation of growth rates or levels of profitability from any one quarter can lead to incorrect conclusions about future performance.
          As of the date of filing this report, based upon current economic conditions and business trends, we expect to grow revenue in 2007 by 7 to 8 percent, consistent with our long-term growth trend. As of the date hereof, we also expect full year 2007 diluted earnings per share to be in the range of $3.70 to $3.90. This includes an expected effective income tax rate that will average about 32 percent for the full year, excluding the effect of acquisitions, divestitures or other items separately reported net of their related tax effects. This tax rate assumes continued execution of our globalization strategy. We also plan to generate free cash flow approximately equal to net income. This guidance does not incorporate the impact of future acquisitions or divestures, including the planned divestiture of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.

     Summary of Results of Operations

	Year Ended September 30,
	2006	2005	2004
		(in millions)
Sales:
Control Systems	$4,551.3	$4,123.6	$3,658.6
Power Systems	1,010.1	879.6	752.5

Total	$5,561.4	$5,003.2	$4,411.1

Segment operating earnings (a):
Control Systems	$873.1	$756.9	$527.9
Power Systems	162.6	110.3	67.5

Total	1,035.7	867.2	595.4
Purchase accounting depreciation and amortization	(13.3)	(14.7)	(27.3)
General corporate-net	(92.5)	(69.7)	(88.3)
Interest expense	(58.4)	(45.8)	(41.7)
Gain on sale of investment (b)	19.9	—	—

Income from continuing operations before income taxes and cumulative effect of accounting change	891.4	737.0	438.1
Provision for income taxes (c)	(263.3)	(218.6)	(84.0)

Income from continuing operations before cumulative effect of accounting change	628.1	518.4	354.1
(Loss) income from discontinued operations (d)	(3.0)	21.6	60.8
Cumulative effect of accounting change (e)	(18.1)	—	—

Net income	$607.0	$540.0	$414.9

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)	Amount in 2006 represents a gain on sale ($12.0 million after tax, or $0.07 per share) related to the sale of RSC. See Note 14 in the Financial Statements for additional information.

(c)	See Note 16 in the Financial Statements for additional information on income taxes.

(d)	See Note 13 in the Financial Statements for a description of items reported as discontinued operations.

(e)
Effective September 30, 2006, we adopted FIN 47, resulting in a charge of $29.1 million ($18.1 million after tax, or $0.10 per diluted share). See Note 17 in the Financial Statements for additional information.

     2006 Compared to 2005

(in millions, except per share amounts)	2006	2005	Increase

Sales	$5,561.4	$5,003.2	$558.2
Income from continuing operations before accounting change	628.1	518.4	109.7
Diluted earnings per share from continuing operations before accounting change	3.49	2.77	0.72

     Sales
          Sales increased 11 percent in 2006 compared to 2005 with double digit growth at both Control Systems and Power Systems. Total sales were not significantly affected year over year by changes in currency exchange rates. Sales in the U.S. and Canada increased by 11 percent in 2006 compared to 2005. Sales in the U.S. and Canada benefited from the strength in our power-centric businesses, however, were negatively impacted by the weakness in the North American automotive market in the second half of the year. Sales in the Asia-Pacific region grew by 11 percent in 2006 compared to 2005 with particularly strong growth in the emerging economies, including China and India. Latin America sales grew by 19 percent in 2006 compared to 2005, excluding the effect of currency translation, led by strength in the oil and gas and mining industries. Sales in Europe grew by 7 percent in 2006 compared to 2005, excluding the effects of currency translation. Europe experienced considerable growth during the second half of 2006. Our operations in Europe benefited from our investment in customer facing resources and improving macro-economic conditions.
     Segment Operating Earnings
          Segment operating earnings increased by $168.5 million from 2005 to $1,035.7 million in 2006. Segment operating earnings benefited from higher volume, productivity programs and favorable pricing, partially offset by inflation and higher growth initiative spending in comparison to the prior year. Segment operating earnings in 2006 include $19.8 million of stock compensation expense due to the adoption of a new accounting standard, SFAS 123(R), Share-Based Payment (SFAS 123(R)). Additionally, 2006 results include $27.3 million of increased pension and retiree medical expense compared to 2005. Segment operating earnings in 2005 include a benefit of $12.3 million related to an insurance settlement and a charge of $21.5 million related to special charges associated with restructuring activities in Europe and a U.S. plant closing.
     General Corporate — Net
          General corporate expenses were $92.5 million in 2006 compared to $69.7 million in 2005. The increase includes $9.7 million of stock compensation expense, lower interest income and higher contributions to the Rockwell Automation Charitable Corporation.
     Interest Expense
          Interest expense was $58.4 million in 2006 compared to $45.8 million in 2005. The increase was due to our commercial paper borrowings during 2006, as well as higher interest rates associated with our interest rate swap (see Note 6 in the Financial Statements).
     Income Taxes
          The effective tax rate for 2006 was 29.5 percent compared to 29.7 percent in 2005. The 2006 effective tax rate differed from the federal statutory rate of 35 percent due to the reversal of $27.2 million ($0.15 per diluted share) of valuation allowances on capital loss carryforwards, settlement of audit matters with the U.S. Internal Revenue Service for the years 2003 and 2004, lower non-U.S. tax rates, Foreign Sales Corporation (FSC) and Extra Territorial Income (ETI) tax benefits and other provision adjustments.
          The effective tax rate for 2005 was lower than the federal statutory tax rate of 35 percent due to a benefit of $19.7 million ($0.10 per diluted share) related to the settlement of audit matters with the U.S. Internal Revenue Service for the years 1998 through 2002, utilization of foreign tax credits, FSC and ETI tax benefits and other provision adjustments.
          See Note 16 in the Financial Statements for additional information on tax events in 2006 and 2005 affecting the respective tax rates.

     Discontinued Operations
          See Note 13 and Note 16 in the Financial Statements regarding discontinued operations.
     Control Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$4,551.3	$4,123.6	$427.7
Segment operating earnings	873.1	756.9	116.2
Segment operating margin	19.2%	18.4%	0.8pts

     Sales
          Sales increased 10 percent in 2006 compared to 2005, and were not significantly affected year over year by changes in currency exchange rates. Sales in the U.S. and Canada increased by 11 percent in 2006 compared to 2005, excluding the effects of changes in foreign currency exchange rates. Sales in the U.S. and Canada benefited from the strength in our power-centric businesses, however, were negatively impacted by the weakness in the North American automotive market in the second half of the year. Sales in the Asia-Pacific region grew by 9 percent in 2006 compared to 2005 with particularly strong growth in the emerging economies including China and India. Latin America sales grew by 19 percent in 2006 compared to 2005, excluding the effect of currency translation, led by strength in the oil and gas and mining industries. European sales grew by 7 percent in 2006 compared to 2005, excluding the effects of currency translation. Europe experienced considerable growth in the second half of 2006. Our operations in Europe benefited from our investment in customer facing resources and improving macro-economic conditions.
     Operating Earnings
          Segment operating earnings grew 15% due to higher volume, productivity programs, lower restructuring costs and favorable pricing, partially offset by inflation and higher growth initiative spending in comparison to the prior year. Segment operating earnings in 2006 include $15.8 million of stock compensation expense due to the adoption of a new accounting standard, SFAS 123(R). Additionally, 2006 results include $21.5 million of increased pension and retiree medical expense compared to 2005. Segment operating earnings in 2005 include a benefit of $12.3 million related to an insurance settlement and a charge of $16.5 million related to special charges associated with restructuring activities in Europe.
     Power Systems

(in millions, except percentages)	2006	2005	Increase

Sales	$1,010.1	$879.6	$130.5
Segment operating earnings	162.6	110.3	52.3
Segment operating margin	16.1%	12.5%	3.6pts

     Sales
          Power Systems sales increased 15 percent compared to 2005 with growth in both our Dodge mechanical and Reliance electrical business groups. Sales at Power Systems benefited from continued strong momentum resulting from high energy and commodity prices. These higher prices resulted in the segment’s predominantly U.S. based customers investing in capacity expansion after several years of under-investment and reduced capital spending.
     Operating Earnings
          Power Systems operating earnings grew 47 percent due to higher volume, productivity initiatives, a balanced dynamic between price and cost, and lower restructuring costs, somewhat offset by inflation. Segment operating earnings in 2006 include stock compensation expense of $4.0 million and increased pension and retiree medical expense of $5.8 million compared to 2005. Segment operating earnings in 2005 include a charge of $5.0 million associated with a facility closure and the corresponding write-down of property to its fair value.

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
          Sales in the global water/wastewater, oil and gas, aggregate and cement, and mining industries grew at a rate higher than our annual growth rate of 13 percent. Sales in the food and transportation industries grew at rates approximate to our annual growth rate, while sales in life sciences, semiconductor, and beverage grew at a rate less than our annual growth rate.
     Segment Operating Earnings
          Segment operating earnings benefited from higher volume, productivity programs and favorable pricing offset slightly by inflation in comparison to the prior year. Additionally, segment operating earnings in 2005 include $21.5 million related to special charges associated with restructuring activities in Europe and a U.S. plant closing, offset by $12.3 million of benefits received related to insurance settlements. Segment operating earnings in 2004 include $26.3 million for special facilities related charges.
     General Corporate — Net
          General corporate expenses were $69.7 million in 2005 compared to $88.3 million in 2004. Expense decreased primarily due to reduced environmental costs, lower contributions to our charitable corporation and increased interest income.
     Interest Expense
          Interest expense was $45.8 million in 2005 compared to $41.7 million in 2004, primarily due to higher interest rates associated with our interest rate swap (see Note 6 in the Financial Statements).
     Income Taxes
          The effective tax rate was 29.7 percent in 2005 and 19.2 percent in 2004. The effective tax rate for 2005 was lower than the federal statutory tax rate of 35 percent due to a benefit of $19.7 million ($0.10 per diluted share) related to the settlement of audit matters with the U.S. Internal Revenue Service for the years 1998 through 2002, utilization of foreign tax credits, FSC and ETI tax benefits and other provision adjustments.
          The effective tax rate for 2004 was lower than the federal statutory tax rate of 35 percent due to benefits totaling $46.3 million ($0.24 per diluted share) from the resolution of various tax matters in non-U.S. jurisdictions, state tax benefits involving refund claims, lower non-U.S. tax rates, FSC and ETI tax benefits and other provision adjustments.
          See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and additional information on tax events in 2005 and 2004 affecting the respective tax rates.
     Discontinued Operations
          See Note 13 and Note 16 in the Financial Statements regarding discontinued operations.

     Control Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$4,123.6	$3,658.6	$465.0
Segment operating earnings	756.9	527.9	229.0
Segment operating margin	18.4%	14.4%	4.0pts

     Sales
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
     Operating Earnings
          Segment operating earnings increased by 43 percent compared to 2004. The increase in segment operating earnings is due to higher volume, cost productivity and favorable pricing that was somewhat offset by inflation. Control Systems 2005 results include $12.3 million of benefits related to insurance settlements offset by $16.5 million of special charges associated with realignment of administrative functions and a reduction in workforce in Europe. Prior year segment operating earnings include a $26.3 million charge related to a facilities rationalization program.
     Power Systems

(in millions, except percentages)	2005	2004	Increase

Sales	$879.6	$752.5	$127.1
Segment operating earnings	110.3	67.5	42.8
Segment operating margin	12.5%	9.0%	3.5pts

     Sales
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
     Operating Earnings
          Power Systems operating earnings grew 63 percent due to higher volume, favorable pricing and productivity somewhat offset by inflation and significantly higher material costs. Segment operating earnings in 2005 include a charge of $5.0 million associated with a facility closure and the corresponding write-down of property to its fair value compared to $4.0 million of charges related to restructuring activities in 2004.

Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2006	2005	2004
Cash provided by (used for):
Operating activities	$426.2	$638.9	$596.9
Investing activities	82.5	(122.8)	(65.2)
Financing activities	(556.4)	(550.6)	(312.0)
Effect of exchange rate changes on cash	(1.2)	(3.1)	1.8

Cash (used for) provided by continuing operations	$(48.9)	$(37.6)	$221.5

The following table summarizes free cash flow (in millions):
Cash provided by operating activities	$426.2	$638.9	$596.9
Excess income tax benefit from stock option exercises	47.4	—	—
Capital expenditures	(150.1)	(124.1)	(98.0)

Free cash flow	$323.5	$514.8	$498.9

          Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investment required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006, we adopted SFAS 123(R) (see Note 1 in the Financial Statements), which requires that we report excess tax benefits related to share-based compensation as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our operating cash flow to present free cash flow on a basis that is consistent with our historical presentation. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
          Free cash flow was $323.5 million for the year ended September 30, 2006 compared to $514.8 million for the year ended September 30, 2005. Free cash flow in 2006 includes voluntary contributions to our U.S. pension plan of $450.0 million compared to $150.0 million of such contributions in 2005. In addition, increased capital spending and working capital in 2006 resulted from the operating growth and growth investments that occurred during the year.
          Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at September 30, 2006 were $219.0 million. The weighted average interest rate on these borrowings was 5.4 percent. At September 30, 2005, and throughout 2005, we had no commercial paper borrowings outstanding due to our cash position.
          In October 2005, we contributed $450 million to our U.S. qualified pension trust. We funded the contribution with a combination of cash on hand and $300 million of commercial paper borrowings. In November 2005, we sold 24 owned properties in a sale-leaseback transaction for net cash proceeds of approximately $147.5 million. We used the cash proceeds to repay commercial paper borrowings. In September of 2006 we received $83.4 million of cash from the sale of our investment in RSC.
          In 2006, we repurchased approximately 12.2 million shares of our common stock of which 0.4 million shares did not settle until October 2006. The total cost of these shares was $743.1 million, of which $20.6 million was recorded in accounts payable at September 30, 2006. We repurchased 9.8 million shares of our common stock at a cost of $499.2 million in 2005. We anticipate repurchasing stock in 2007, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At September 30, 2006 we had authorization from our Board of Directors to purchase up to approximately 5.6 million additional shares through September 30, 2007.
          On November 7, 2006, we announced that we have entered into a definitive agreement to divest the principal businesses included in our Power Systems operating segment for $1.8 billion, comprised of $1.75 billion in cash and $50 million in common stock of the acquirer. The divestiture is subject to customary closing conditions and regulatory approval and is expected to close in our second fiscal quarter. We expect to use a significant portion of the after-tax cash proceeds to repurchase common stock, to pay down outstanding commercial paper balances, or to pursue growth opportunities.

          We expect future significant uses of cash to include repurchases of common stock, repayments of short-term borrowings, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. We expect capital expenditures in 2007 to be about $175 million. We expect to fund each of these future uses of cash with existing cash balances, cash generated by operating activities, commercial paper borrowings, divestures of businesses, a new issue of debt or issuance of other securities.
          In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 33.5 percent at September 30, 2006 and 31.2 percent at September 30, 2005.
          In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility that replaced our then existing $675.0 million unsecured credit facilities. In September 2006 we entered into a 364-day $250.0 million unsecured revolving credit facility. Both credit facilities remain in effect and we had not drawn down under either of them at September 30, 2006 or 2005. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2006 and 2005. In addition to our $600.0 million and $250.0 million credit facilities, short-term unsecured credit facilities of approximately $125.2 million at September 30, 2006 were available to foreign subsidiaries.
          The following is a summary of our credit ratings as of September 30, 2006:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Positive
Fitch Ratings	F1	A	Stable
          Among other uses, we can draw our credit facilities as standby liquidity facilities to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. Under our current policy with respect to these ratings, we expect to limit our other borrowings under the credit facilities, if any, to amounts that would leave enough credit available under the facilities so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
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
          Cash dividends to shareowners were $159.3 million ($0.90 per share) in 2006 and $142.7 million ($0.78 per share) in 2005. Although declaration and payment of dividends are at the sole discretion of our Board of Directors, we expect to pay quarterly dividends in 2007 of $0.29 per outstanding share.
          Certain of our contractual cash obligations at September 30, 2006 are:

		Payments by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt and interest (a)	$2,144.0	$48.7	$387.9	$27.1	$27.1	$27.1	$1,626.1
Minimum operating lease payments(b)	359.9	70.3	62.0	46.2	31.8	28.1	121.5
Purchase obligations(c)	164.3	16.7	16.3	16.0	13.9	13.8	87.6

Total	$2,668.2	$135.7	$466.2	$89.3	$72.8	$69.0	$1,835.2

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the amounts to be received under an interest rate swap, the ($6.8) million fair value adjustment recorded for the interest rate swap as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the unamortized discount of $45.0 million. See Note 6 in the Financial Statements for additional information regarding our long-term debt.

(b)	See Note 17 in the Financial Statements for information regarding our November 2005 sale-leaseback transaction.

(c)	This item includes long-term obligations under agreements with various service providers.
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
     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Year Ended September 30, 2006			Year Ended September 30, 2005
			Sales			Sales
			Excluding			Excluding
			the Effect			the Effect
			of Changes			of Changes
			in Currency			in Currency
		Currency	Exchange		Currency	Exchange
	Sales	Translation	Rates	Sales	Translation	Rates
U.S. and Canada	$3,827.1	$(31.5)	$3,795.6	$3,420.6	$(32.0)	$3,388.6
Europe, Middle East and Africa	856.5	25.7	882.2	821.3	(35.6)	785.7
Asia-Pacific	573.1	0.3	573.4	518.7	(21.2)	497.5
Latin America	304.7	(14.8)	289.9	242.6	(11.6)	231.0

Total Company Sales	$5,561.4	$(20.3)	$5,541.1	$5,003.2	$(100.4)	$4,902.8

          The following is a reconciliation of reported sales of our Control Systems segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Year Ended September 30, 2006			Year Ended September 30, 2005
			Sales			Sales
			Excluding			Excluding
			the Effect			the Effect
			of Changes			of Changes
			in Currency			in Currency
		Currency	Exchange		Currency	Exchange
	Sales	Translation	Rates	Sales	Translation	Rates
U.S. and Canada	$2,923.6	$(28.0)	$2,895.6	$2,619.4	$(28.4)	$2,591.0
Europe, Middle East and Africa	834.4	25.8	860.2	807.4	(35.3)	772.1
Asia-Pacific	521.8	1.2	523.0	480.4	(20.9)	459.5
Latin America	271.5	(14.4)	257.1	216.4	(11.5)	204.9

Total Control Systems Sales	$4,551.3	$(15.4)	$4,535.9	$4,123.6	$(96.1)	$4,027.5

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

     Retirement Benefits
     Pension Benefits
          Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate, the expected rate of return on plan assets, the assumed annual compensation increase rate, the retirement rate, the mortality rate and the employee turnover rate. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense recognized in future periods.
          Our global pension expense in 2006 was $83.6 million compared to $66.2 million in 2005. Approximately 70 percent of our 2006 global pension expense relates to our U.S. qualified pension plan. The actuarial assumptions used to determine our 2006 U.S. pension expense included the following: discount rate of 5.25 percent (compared to 6.25 percent for 2005); expected rate of return on plan assets of 8.50 percent (compared to 8.50 percent for 2005); and an assumed compensation increase rate of 4.06 percent (compared to 4.50 percent for 2005).
          In 2006, we made voluntary contributions of $450.0 million to our primary U.S. qualified pension plan trust compared to $150.0 million in 2005.
          The Pension Protection Act of 2006 was signed into law in August 2006. We are currently evaluating this legislation and the effect it will have on our future pension contributions.
          We estimate our pension expense will be approximately $46 million in 2007, a decrease of approximately $37 million from 2006. Our estimated 2007 pension expense reflects the net cost related to changes in actuarial assumptions in the U.S. pension plan and the benefit of the $450.0 million contribution in October 2005.
          For 2007, changes in actuarial assumptions include an increase in our discount rate to 6.50 percent from the 5.25 percent rate used in 2006. The discount rate is set as of our June 30th measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. Our assumed rate of return on plan assets will be reduced to 8.00 percent, compared to the 8.50 percent assumed rate of return used in 2006. We considered actual returns on plan assets over the long term as well as the current and expected mix of plan investments in setting this assumption. We intend, over time, to change the U.S. plan’s mix of investments by increasing the weighting in debt securities. We have assumed a compensation increase rate of 4.19 percent in 2007 compared to 4.06 percent used in 2006. We established this rate using an analysis of all elements of employee compensation that are considered pension eligible earnings.
          The following chart illustrates the estimated change in benefit obligation and net periodic pension cost assuming a change of 25 basis points in the assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in	Change in
	Projected Benefit	Net Periodic Benefit
	Obligation	Cost
Discount Rate	$62.0	$7.2
Rate of Return	—	4.5
          Additional information regarding pension benefits, including our pension obligation and minimum pension liability adjustment, is contained in Note 12 in the Financial Statements.
     Other Postretirement Benefits
          We estimate the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods. The discount rate used to calculate our 2006 other postretirement benefits expense was 5.00 percent (compared to 6.25 percent in 2005). For 2007, the discount rate assumption for other postretirement benefit expense will increase to 6.50 percent. The discount rate is set as of our June 30th measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.

          Effective October 1, 2002, we amended our primary U.S. postretirement healthcare benefit program in order to mitigate our share of the increasing cost of postretirement healthcare services. As a result of this amendment to our primary U.S. program, there is no increase in healthcare costs resulting from healthcare inflationary trends as of January 1, 2005.
          Net periodic benefit cost in 2006 was $35.4 million compared to $24.9 million in 2005. We expect net periodic benefit cost in 2007 of approximately $13 million and the estimated postretirement projected benefit obligation to approximate $255 million. The decreases are due primarily to the increase in the discount rate by 150 basis points to 6.50 percent and our transition of all eligible retirees to a more efficient Medicare Advantage Plan.
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
          We recognize substantially all of the remainder of our sales as construction-type contracts using either the percentage-of-completion or completed contract methods of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using either (i) the relationship between actual costs incurred and total estimated costs at completion or (ii) units-of-delivery. Under the percentage-of-completion method, we adjust sales and gross profit for revisions of estimated total contract costs or revenue in the period the change is identified. We record estimated losses on contracts when they are identified.
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
          We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $6.0 million.
          Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of set-off exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $121.8 million at September 30, 2006 and $117.6 million at September 30, 2005, of which $8.5 million at September 30, 2006 and $9.4 million at September 30, 2005 was included as an offset to accounts receivable.

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
          We perform our annual impairment test on non-amortized intangible assets during the second quarter of our fiscal year. As of the second quarter of 2006, the estimated fair value of our Reliance trademark exceeded its $72.8 million net book value. Either an increase in the discount rate or a decrease in planned future growth or profitability of our Electrical business group could result in an impairment charge to write down the book value of the Reliance trademark to the revised estimated fair value.
     Litigation, Claims and Contingencies
          We record liabilities for litigation, claims and contingencies when an obligation is probable and when we have a basis to reasonably estimate the value of an obligation. We also record liabilities for environmental matters based on estimates for known environmental remediation exposures. The liabilities include accruals for sites we currently own or operate or formerly owned or operated and third-party sites where we were determined to be a potentially responsible party. At third-party sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites where we are the only responsible party, we record a liability for the total estimated costs of remediation. We do not discount future expenditures for environmental remediation obligations to their present value. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that remediation procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.
          Effective September 30, 2006, we adopted FIN 47, which clarifies the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under FIN 47, companies must accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
          Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. The application of FIN 47 resulted in a charge, net of tax, of $18.1 million included in the Consolidated Statement of Operations for the year ended September 30, 2006 as the cumulative effect of a change in accounting principle.
          Our reserve for environmental matters, net of related receivables, was $66.6 million at September 30, 2006 and $39.3 million at September 30, 2005. The reserve in 2006 includes $29.3 million recorded in Other liabilities in our Consolidated Balance Sheet at September 30, 2006 resulting from our adoption of FIN 47; see Note 17 in the Financial Statements for additional information. During 2006, we recorded adjustments totaling $5.2 million, excluding the adoption of FIN 47, to increase the environmental reserves related to several legacy sites compared to 2005 adjustments of $8.5 million.

          Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.
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
          Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. We estimate the reserve for product liability claims, excluding asbestos, using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $29.7 million at September 30, 2006 and $29.5 million at September 30, 2005.
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
          While we have support for the positions taken on our tax returns, taxing authorities are increasingly asserting interpretations of laws and facts and challenging cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We regularly assess our position with regard to tax exposures and record liabilities for uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies. We have recorded an accrual of $85.1 million at September 30, 2006 and $103.1 million at September 30, 2005 that reflects our estimate of the likely outcome of current and future audits, which is included in Other liabilities in our Consolidated Balance Sheet. A final determination of these tax audits or changes in our estimates may result in additional future income tax expense or benefit.
          We have recorded a valuation allowance for the majority of our deferred tax assets in the amount of $36.8 million at September 30, 2006 and $55.5 million at September 30, 2005 related to non-U.S. net operating loss and capital loss carryforwards (Carryforwards) based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforward amount will be realized. Our income would increase if we determine we will be able to utilize more Carryforwards than currently expected.
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
Recent Accounting Pronouncements
          See Note 1 in the Financial Statements regarding recent accounting pronouncements.

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
          Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2006, we had outstanding commercial paper borrowings of $219.0 million at a weighted average interest rate of 5.4 percent; we had no commercial paper or significant bank borrowings outstanding at September 30, 2005 or during 2005. The weighted average interest rate on the 2006 commercial paper borrowings was 4.8 percent. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2006 and 2005, a 10 percent increase in average market interest rates would not have had a significant effect on our results of operations.
          At September 30, 2006 we had $219.0 million of unsecured commercial paper obligations outstanding with maturities of three days. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings.
          We had outstanding fixed rate long-term debt obligations with carrying values of $748.2 million at September 30, 2006 and $748.2 million at September 30, 2005. The fair value of this debt was $804.2 million at September 30, 2006 and $826.2 million at September 30, 2005. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
          In September 2002, we entered into an interest rate swap contract that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 8.02 percent at September 30, 2006. A hypothetical 10 percent change in market interest rates would not be significant to the overall fair value of the swap or our results of operations.
Foreign Currency Risk
          We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. In addition, we enter into contracts to hedge certain forecasted intercompany transactions expected to occur within the next three years. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to United States dollars. A 10 percent adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.
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
          At September 30, 2006 and 2005, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts relating to the euro, British pound sterling, South Korean won and Swiss franc. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

          The following table indicates the total U.S. dollar equivalents of net transactional foreign exchange exposure related to (short) long contracts outstanding by currency:

	September 30,
	2006	2005
Euro	$(399.8)	$(482.0)
British pound	(35.7)	(42.7)
South Korean won	(21.5)	(19.0)
Swiss franc	12.7	46.0
Other	1.5	10.3

Total	$(442.8)	$(487.4)

          All of the contracts included in the table above will have offsetting effects from actual transactions that have occurred or will occur in the future. We designated certain of these contracts related to intercompany transactions forecasted to occur through November 2009 as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The remaining foreign exchange contracts offset actual underlying receivables and payables in our Consolidated Balance Sheet.

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$414.7	$463.6
Receivables	879.3	799.6
Inventories	599.5	569.9
Deferred income taxes	177.7	169.4
Other current assets	116.8	184.0

Total current assets	2,188.0	2,186.5

Property, net	671.6	774.5
Goodwill	841.0	811.9
Other intangible assets, net	325.1	307.0
Deferred income taxes	—	66.3
Prepaid pension	597.2	200.5
Other assets	112.5	178.4

Total	$4,735.4	$4,525.1

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$219.8	$1.2
Accounts payable	470.5	388.5
Compensation and benefits	175.6	214.4
Income taxes payable	51.0	5.4
Other current liabilities	376.4	331.3

Total current liabilities	1,293.3	940.8

Long-term debt	748.2	748.2
Retirement benefits	349.1	977.5
Deferred income taxes	155.3	—
Other liabilities	271.3	209.5
Commitments and contingent liabilities (Note 17)

Shareowners’ Equity
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,193.6	1,122.7
Retained earnings	2,856.2	2,493.5
Accumulated other comprehensive loss	(75.3)	(501.5)
Unearned restricted stock compensation	—	(1.7)
Common stock in treasury, at cost (shares held: 2006, 45.6; 2005, 36.7)	(2,272.7)	(1,680.3)

Total shareowners’ equity	1,918.2	1,649.1

Total	$4,735.4	$4,525.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2006	2005	2004
Sales	$5,561.4	$5,003.2	$4,411.1
Cost of sales	(3,367.0)	(3,109.1)	(2,848.3)

Gross profit	2,194.4	1,894.1	1,562.8
Selling, general and administrative expenses	(1,275.3)	(1,120.8)	(1,058.6)
Other income (expense) (Note 15)	30.7	9.5	(24.4)
Interest expense	(58.4)	(45.8)	(41.7)

Income from continuing operations before income taxes and cumulative effect of accounting change	891.4	737.0	438.1
Income tax provision (Note 16)	(263.3)	(218.6)	(84.0)

Income from continuing operations before cumulative effect of accounting change	628.1	518.4	354.1
(Loss) income from discontinued operations (Note 13)	(3.0)	21.6	60.8
Cumulative effect of accounting change (Note 17)	(18.1)	—	—

Net income	$607.0	$540.0	$414.9

Basic earnings per share:
Continuing operations before accounting change	$3.55	$2.83	$1.91
Discontinued operations	(0.01)	0.12	0.33
Cumulative effect of accounting change	(0.10)	—	—

Net income	$3.44	$2.95	$2.24

Diluted earnings per share:
Continuing operations before accounting change	$3.49	$2.77	$1.85
Discontinued operations	(0.02)	0.11	0.32
Cumulative effect of accounting change	(0.10)	—	—

Net income	$3.37	$2.88	$2.17

Weighted average outstanding shares:
Basic	176.6	183.1	185.5

Diluted	179.9	187.2	191.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2006	2005	2004
Continuing Operations:
Operating Activities:
Net income	$607.0	$540.0	$414.9
Cumulative effect of accounting change	18.1	—	—
Loss (income) from discontinued operations	3.0	(21.6)	(60.8)

Income from continuing operations before accounting change	628.1	518.4	354.1

Adjustments to arrive at cash provided by operating activities:
Depreciation	129.7	150.8	159.7
Amortization of intangible assets	23.9	20.4	27.0
Share-based compensation expense	29.5	—	—
Retirement benefit expense	119.0	91.1	92.2
Pension trust contributions	(472.2)	(185.6)	(157.3)
Deferred income taxes	(16.1)	115.8	63.6
Net (gain) loss on dispositions of property, business and investment (Note 15)	(15.8)	4.7	24.3
Income tax benefit from the exercise of stock options	1.1	72.1	40.2
Excess income tax benefit from the exercise of stock options	(47.4)	—	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(63.9)	(56.4)	(48.2)
Inventories	(27.5)	9.0	(28.5)
Accounts payable	52.9	20.7	37.1
Compensation and benefits	(40.7)	12.3	35.2
Income taxes	132.4	(66.1)	(39.1)
Other assets and liabilities	(6.8)	(68.3)	36.6

Cash Provided by Operating Activities	426.2	638.9	596.9

Investing Activities:
Capital expenditures	(150.1)	(124.1)	(98.0)
Acquisition of businesses, net of cash acquired	(39.5)	(5.4)	—
Proceeds from sales of property, business and investment	254.4	7.4	32.4
Proceeds from return on investment	24.1	—	—
Other investing activities	(6.4)	(0.7)	0.4

Cash Provided by (Used for) Investing Activities	82.5	(122.8)	(65.2)

Financing Activities:
Net issuance (repayments) of short-term debt	218.6	1.0	(8.4)
Cash dividends	(159.3)	(142.7)	(122.5)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(722.5)	(499.2)	(258.4)
Proceeds from the exercise of stock options	60.1	91.6	78.5
Excess income tax benefit from the exercise of stock options	47.4	—	—
Other financing activities	(0.7)	(1.3)	(1.2)

Cash Used for Financing Activities	(556.4)	(550.6)	(312.0)

Effect of exchange rate changes on cash	(1.2)	(3.1)	1.8

Cash (Used for) Provided by Continuing Operations	(48.9)	(37.6)	221.5
Discontinued Operations:
Cash Provided by Discontinued Operating Activities	—	27.4	27.2
Cash Used for Discontinued Investing Activities	—	—	(1.3)

Cash Provided by Discontinued Operations	—	27.4	25.9

(Decrease) Increase in Cash	(48.9)	(10.2)	247.4
Cash and Cash Equivalents at Beginning of Year	463.6	473.8	226.4

Cash and Cash Equivalents at End of Year	$414.7	$463.6	$473.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2006	2005	2004
Common Stock (no shares issued during years)	$216.4	$216.4	$216.4

Additional Paid-In Capital
Beginning balance	1,122.7	1,050.6	1,007.5
Income tax benefits from the exercise of stock options	48.5	72.1	40.2
Share based compensation expense	29.5	—	—
Other	(7.1)	—	2.9

Ending balance	1,193.6	1,122.7	1,050.6

Retained Earnings
Beginning balance	2,493.5	2,255.7	2,143.0
Net income	607.0	540.0	414.9
Cash dividends (2006, $0.90 per share; 2005, $0.78 per share; 2004, $0.66 per share)	(159.3)	(142.7)	(122.5)
Shares delivered under incentive plans	(85.0)	(159.5)	(179.7)

Ending balance	2,856.2	2,493.5	2,255.7

Accumulated Other Comprehensive Loss
Beginning balance	(501.5)	(226.8)	(343.8)
Other comprehensive income (loss)	426.2	(274.7)	117.0

Ending balance	(75.3)	(501.5)	(226.8)

Unearned Restricted Stock Compensation
Beginning balance	(1.7)	(1.1)	—
Restricted stock compensation expense	—	0.9	0.6
Restricted stock grants	—	(1.5)	(1.7)
Transfer to additional paid-in capital	1.7	—	—

Ending balance	—	(1.7)	(1.1)

Treasury Stock
Beginning balance	(1,680.3)	(1,433.8)	(1,436.3)
Purchases	(743.1)	(499.2)	(258.4)
Shares delivered under incentive plans	150.7	252.7	260.9

Ending balance	(2,272.7)	(1,680.3)	(1,433.8)

Total Shareowners’ Equity	$1,918.2	$1,649.1	$1,861.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2006	2005	2004
Net income	$607.0	$540.0	$414.9
Other comprehensive income (loss):
Minimum pension liability adjustments (net of tax expense (benefit) of $253.5, ($185.0) and $42.1)	401.3	(293.4)	68.2
Currency translation adjustments	33.2	7.1	34.0
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($5.4), $6.9 and $8.6)	(8.3)	11.4	14.2
Net change in unrealized losses on investment securities	—	0.2	0.6

Other comprehensive income (loss)	426.2	(274.7)	117.0

Comprehensive income	$1,033.2	$265.3	$531.9

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
          In June 2006, we announced our intention to divest our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These businesses are reflected in continuing operations for all periods presented as the criteria for discontinued operations prescribed by Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, had not been met as of September 30, 2006, the date in which this standard requires the criteria to be assessed. On November 7, 2006, we announced that we have entered into a definitive agreement to sell these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and $50 million in Baldor common stock. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter of our fiscal 2007.
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we have the ability to exert significant influence, but that we do not control and are not the primary beneficiary of, are accounted for using the equity method of accounting. Accordingly, our proportional share of the respective affiliate’s earnings or losses is included in other income (expense) in the Consolidated Statement of Operations. Investments in affiliates over which we do not have the ability to exert significant influence are accounted for using the cost method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.
Use of Estimates
          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; impairment of long-lived assets; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters and conditional asset retirement obligations; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually based experience.
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
          We recognize substantially all of the remainder of our sales as construction-type contracts using either the percentage-of-completion or completed contract method of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using either (i) the relationship between actual costs incurred and total estimated costs at completion or (ii) units-of-delivery. Under the percentage-of-completion method, we adjust sales and gross profit for revisions of estimated total contract costs or revenue in the period the change is identified. We record estimated losses on contracts when they are identified.

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
Taxes on Revenue Producing Transactions
          Taxes assessed by governmental authorities on revenue producing transactions, including sales, value added, excise and use taxes, are recorded on a net basis (excluded from revenue).
Cash and Cash Equivalents
          Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less at the time of purchase.
Receivables
          We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $15.2 million at September 30, 2006 and $18.4 million at September 30, 2005. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.5 million at September 30, 2006 and $9.4 million at September 30, 2005.
Inventories
          Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
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
          Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangible assets with indefinite useful lives to be reviewed for impairment annually or more frequently if events or circumstances indicate an impairment may be present, rather than amortized as previous standards required. Any excess in carrying value over the estimated fair value is charged to results of operations. We perform an annual impairment test during the second quarter of our fiscal year.
          We amortize intangible assets with finite useful lives on a straight-line basis over their estimated useful lives, generally ranging from 5 to 40 years for distributor networks, 3 to 10 years for computer software products, 6 to 14 years for patents and 3 to 14 years for other intangible assets.
Impairment of Long-Lived Assets
          We evaluate the recoverability of the recorded amount of long-lived assets whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If we determine that an asset is impaired, we measure the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the recorded amount or fair value less cost to sell. We determine fair value using a discounted future cash flow analysis.
Derivative Financial Instruments
          We use derivative financial instruments in the form of foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. We use foreign currency forward exchange contracts to offset changes in the amount of future cash flows associated with intercompany transactions expected to occur within the next three years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We sometimes use interest rate swap contracts to manage the balance of fixed and floating rate debt. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is our policy to execute such instruments with creditworthy banks and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.
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
Research and Development Expenses
          We expense research and development (R&D) costs as incurred; these costs were $160.4 million in 2006, $138.6 million in 2005 and $121.7 million in 2004. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
Income Taxes
          We record a liability for income tax exposures when they are probable and the amount can be reasonably estimated. Tax benefits related to claims are also recognized when they become probable and reasonably estimable. When determining the probability and the estimability of the liability or tax benefit, we consider the relevant tax law as applied to us by the particular country, state, or other taxing authority.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.	Basis of Presentation and Accounting Policies — (Continued)
Earnings Per Share
          We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards. Share-based compensation awards for which the total employee proceeds exceed the average market price over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2006 (905,455 shares), 2005 (20,013 shares) and 2004 (51,938 shares) were excluded from the diluted EPS calculation.
          The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	2006	2005	2004
Weighted average outstanding shares
Basic weighted average outstanding shares	176.6	183.1	185.5
Effect of dilutive securities
Stock options	3.2	4.1	5.6
Restricted stock	0.1	—	—

Diluted weighted average outstanding shares	179.9	187.2	191.1

Share-Based Compensation
          Effective October 1, 2005, we adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. We recognize share-based compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. See Note 11 for additional information. SFAS 123(R) requires us to report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow. Prior to 2006 and the adoption of SFAS 123(R), we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.
Product and Workers’ Compensation Liabilities
          We record accruals for product and workers’ compensation claims in the period in which they are probable and reasonably estimable. Our principal self-insurance programs include product liability and workers’ compensation where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies purchased from commercial insurers. We estimate the liability for the majority of the self-insured claims using our claims experience for the periods being valued.
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
Conditional Asset Retirement Obligations
          We account for conditional asset retirement obligations under Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. See Note 17 for additional information related to these obligations.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2008. The effect on our financial statements is dependent upon the discount rate at our fiscal 2007 measurement date (June 30, 2007) and actual returns on our pension plan assets during the year. We expect the statement to result in a reduction of our shareowners’ equity. It is unlikely that FAS 158 will affect our loan covenant compliance or our other financial arrangements.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for us beginning in fiscal 2008. We are evaluating the statement to determine the effect on our financial statements and related disclosures.
          In September 2006, the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This pronouncement is effective for us in fiscal 2007. We do not believe SAB 108 will have a material effect on our financial statements and related disclosures.
          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and retirement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in fiscal 2008. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.	Acquisitions and Divestitures
2006 Acquisitions and Divestitures
          In May 2006, our Control Systems segment acquired GEPA mbH, a provider of change management software for industrial automation, process control and industrial information technology. In January 2006, our Control Systems segment acquired Caribbean Integration Engineers, Inc. (CIE). CIE offers engineering services in control systems integration, process automation, computer system validation and IT solutions. Our Control Systems segment also acquired Datasweep, Inc., a provider of production management software, in December 2005.
          The results of operations of the acquired businesses have been included in our Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the effects of these acquisitions are not material to our results of operations and financial position.
          In March 2006, our Control Systems segment sold the assets of our ElectroCraft Engineered Solutions business. Discontinued operations related to this sale are not presented as the effect of this divestiture was not material to our results of operations and financial position.
          We also sold our investment in Rockwell Scientific Company LLC (RSC) during 2006. See Note 14 for additional information related to this sale.
2005 Acquisitions
          On September 1, 2005, our Power Systems segment acquired the assets of Quality Rewind & Electric, Inc.’s motor repair and management business (Quality Rewind) based in Ft. McMurray, Alberta, Canada.
3.	Goodwill and Other Intangible Assets
          The changes in the carrying amount of goodwill for the years ended September 30, 2005 and 2006 are (in millions):

	Control	Power
	Systems	Systems	Total
Balance as of September 30, 2004	$666.0	$145.1	$811.1
Acquisition of business	—	4.3	4.3
Translation and other	(3.6)	0.1	(3.5)

Balance as of September 30, 2005	662.4	149.5	811.9

Acquisition of businesses	18.9	—	18.9
Translation and other	12.5	(2.3)	10.2

Balance as of September 30, 2006	$693.8	$147.2	$841.0

          We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2006 and concluded that no impairments existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.	Goodwill and Other Intangible Assets — (Continued)
          Other intangible assets consist of (in millions):

	September 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$120.2	$89.4	$30.8
Computer software products	147.6	86.2	61.4
Patents	39.3	37.3	2.0
Other	98.8	80.6	18.2

Total amortized intangible assets	405.9	293.5	112.4
Intangible assets not subject to amortization	212.7	—	212.7

Total	$618.6	$293.5	$325.1

	September 30, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Distributor networks	$117.7	$87.1	$30.6
Computer software products	123.9	69.9	54.0
Patents	39.3	36.3	3.0
Other	84.1	75.5	8.6

Total amortized intangible assets	365.0	268.8	96.2
Intangible assets not subject to amortization	210.8	—	210.8

Total	$575.8	$268.8	$307.0

          During 2006, in connection with the final purchase price allocations of Quality Rewind, Datasweep, Inc. and CIE (see Note 2), we recorded intangible assets of $21.7 million, of which $9.0 million was assigned to computer software products and $1.9 million to intangible assets not subject to amortization. The remainder is classified as other intangible assets. Our preliminary purchase price allocation associated with our acquisition of GEPA mbH includes an allocation of $1.8 million to computer software products and $1.2 million to other intangible assets.
          Computer software products amortization expense was $16.4 million in 2006, $14.8 million in 2005 and $16.0 million in 2004.
          The Allen-Bradley®, Reliance®, Reliance ElectricTM, Dodge® and CIETM trademarks have an indefinite life, and therefore are not subject to amortization.
          Estimated amortization expense is $26.1 million in 2007, $24.1 million in 2008, $17.2 million in 2009, $8.6 million in 2010, and $7.4 million in 2011.
4.	Inventories
          Inventories consist of (in millions):

	September 30,
	2006	2005
Finished goods	$210.2	$189.6
Work in process	142.3	149.3
Raw materials, parts, and supplies	247.0	231.0

Inventories	$599.5	$569.9

          We report inventories net of the allowance for excess and obsolete inventory of $41.4 million at September 30, 2006 and $45.9 million at September 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.	Property
          Property consists of (in millions):

	September 30,
	2006	2005
Land	$9.5	$32.3
Buildings and improvements	322.7	464.5
Machinery and equipment	1,702.8	1,645.8
Construction in progress	55.5	37.0

Total	2,090.5	2,179.6
Less accumulated depreciation	1,418.9	1,405.1

Property, net	$671.6	$774.5

          The decrease in our Land and Buildings and improvements balances in 2006 is the result of a sale-leaseback transaction of 24 properties that occurred during the year. See Note 17 for additional information.
6.	Long-term Debt
          Long-term debt consists of (in millions):

	September 30,
	2006	2005
6.15% notes, payable in 2008	$343.2	$343.7
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(45.0)	(45.5)

Total	748.2	748.2
Less current portion	—	—

Long-term debt	$748.2	$748.2

          We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.
          In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 8.02 percent at September 30, 2006 and 6.23 percent at September 30, 2005. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities on the Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at September 30, 2006 and 2005. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $6.8 million at September 30, 2006 and a liability of $6.3 million at September 30, 2005.
          On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. On September 29, 2006, we entered into a 364-day $250.0 million unsecured revolving credit facility. Both credit facilities remain in effect and we have not drawn down under either of them at September 30, 2006 or 2005. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2006 and 2005. In addition to our $600.0 and $250.0 million credit facilities, short-term unsecured credit facilities of approximately $125.2 million at September 30, 2006 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during 2006 were not significant.
          Interest payments were $60.4 million during 2006, $45.6 million during 2005 and $40.9 million during 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.	Other Current Liabilities
          Other current liabilities consist of (in millions):

	September 30,
	2006	2005
Advance payments from customers and deferred revenue	$102.1	$78.2
Customer returns, rebates and incentives	113.3	108.2
Unrealized losses on foreign exchange contracts (Note 9)	8.5	4.0
Product warranty obligations (Note 8)	40.3	36.3
Taxes other than income taxes	40.1	42.8
Other	72.1	61.8

Other current liabilities	$376.4	$331.3

8.	Product Warranty Obligations
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
          Changes in the product warranty obligations are (in millions):

	September 30,
	2006	2005
Balance at beginning of period	$36.3	$28.9
Warranties recorded at time of sale	54.8	51.0
Adjustments to pre-existing warranties	(0.1)	(0.7)
Payments	(50.7)	(42.9)

Balance at end of period	$40.3	$36.3

9.	Financial Instruments
          Our financial instruments include long-term debt, foreign currency forward exchange contracts and an interest rate swap. The following is a summary of the carrying value and fair value of our financial instruments (in millions):

	September 30, 2006		September 30, 2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$(748.2)	$(803.7)	$(748.2)	$(826.2)
Foreign currency forward exchange contracts	(6.6)	(6.6)	18.2	18.2
Interest rate swap	(6.8)	(6.8)	(6.3)	(6.3)
          We base the fair value of long-term debt upon quoted market prices for the same or similar issues. We base the fair value of foreign currency forward exchange contracts on quoted market prices for contracts with similar maturities.
          Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2006 and 2005, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts relating to the euro, British pound sterling, South Korean won and Swiss franc. The foreign currency forward exchange contracts are recorded in other current assets in the amounts of $1.9 million as of September 30, 2006 and $22.2 million as of September 30, 2005 and other current liabilities in the amounts of $8.5 million as of September 30, 2006 and $4.0 million as of September 30, 2005. We do not anticipate any material adverse effect on our results of operations or financial position relating to these foreign currency forward exchange contracts. We have designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not significant.
          We also hold financial instruments consisting of cash, accounts receivable, accounts payable and short-term debt. The carrying value of these assets and liabilities as reported in our Consolidated Balance Sheet approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.	Shareowners’ Equity
Common Stock
          At September 30, 2006, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2006, 17.0 million shares of common stock were reserved for various incentive plans.
          Changes in outstanding common shares are summarized as follows (in millions):

	2006	2005	2004
Beginning balance	179.7	183.8	185.6
Treasury stock purchases	(12.2)	(9.8)	(7.5)
Shares delivered under incentive plans	3.3	5.7	5.7

Ending balance	170.8	179.7	183.8

          During September 2006, we repurchased 0.4 million shares of common stock for $20.6 million that did not settle until October 2006. These outstanding purchases were recorded in accounts payable at September 30, 2006.
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
          Upon an acquisition of the Company, each Right (other than Rights held by the acquirer) will generally be exercisable for $500 worth of either common stock of the Company or common stock of the acquirer for $250. In certain circumstances, each Right may be exchanged by the Company for one share of common stock or 1/100th of a share of Junior Preferred Stock. The Rights will expire on December 6, 2006.
Accumulated Other Comprehensive Loss
          Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2006	2005
Minimum pension liability adjustments (Note 12)	$(23.3)	$(424.6)
Accumulated currency translation adjustments	(51.0)	(84.2)
Net unrealized (losses) gains on cash flow hedges	(1.1)	7.2
Unrealized gains on investment securities	0.1	0.1

Accumulated other comprehensive loss	$(75.3)	$(501.5)

          Unrealized gains on cash flow hedges of $3.4 million ($2.0 million after tax) in 2006 and losses of $11.2 million ($6.8 million after tax) in 2005 were reclassified into earnings and offset losses and gains, respectively, on the hedged items.
          Approximately $1.3 million ($0.8 million after tax) of the net unrealized losses on cash flow hedges as of September 30, 2006 will be reclassified into earnings during 2007. We expect that these unrealized losses will be offset when the hedged items are recognized in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation
          Effective October 1, 2005, we adopted SFAS 123(R) using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Other than for restricted stock, no share-based employee compensation cost was reflected in net income before October 1, 2005. SFAS 123(R) requires us to report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow. Before October 1, 2005 we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.
          During 2006, we recognized $29.5 million in share-based compensation expense. The total income tax benefit recognized related to share-based compensation during 2006 was $10.3 million. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2006, total unrecognized compensation cost related to share-based compensation awards was $30.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.3 years.
          Our 2000 Long-Term Incentives Plan, as amended, authorizes us to deliver up to 24 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common and restricted stock. Approximately 5.9 million shares under our 2000 Long-Term Incentives Plan and 0.4 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2006. We use treasury stock to deliver shares of our common stock under these plans. Our 2000 Long-Term Incentives Plan does not permit share-based compensation awards to be granted after November 30, 2009.
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
          The per share weighted average fair value of stock options granted during the years ended September 30, 2006, 2005, and 2004 was $17.67, $12.60 and $7.20, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2006	2005	2004
Average risk-free interest rate	4.35%	3.59%	3.17%
Expected dividend yield	1.56%	1.50%	2.34%
Expected volatility	0.32	0.31	0.31
Expected term (years)	5.3	5.0	5.0
          The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (90 percent) of our stock price over the past four years (the period since our spinoff of Rockwell Collins, Inc.) and implied volatility (10 percent) based upon exchange traded options for our common stock. We determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. We determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation — (Continued)
          A summary of stock option activity for the years ended September 30, 2006, 2005 and 2004 are:

			Wtd. Avg	Aggregate
		Wtd. Avg.	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(in thousands)	Price	Term (years)	(in millions)
Number of shares under option:
Outstanding at September 30, 2003	16,860	$14.88
Granted	3,168	28.24
Exercised	(5,676)	13.87
Forfeited	(270)	21.09

Outstanding at September 30, 2004	14,082	18.17	6.6	$289.1

Exercisable at September 30, 2004	8,562	15.57	5.3	198.1

Outstanding at September 30, 2004	14,082	$18.17
Granted	2,449	44.11
Exercised	(5,703)	16.18
Forfeited	(126)	22.11

Outstanding at September 30, 2005	10,702	25.12	6.8	$297.8

Exercisable at September 30, 2005	5,478	16.96	5.3	196.9

Outstanding at September 30, 2005	10,702	$25.12
Granted	1,567	56.88
Exercised	(3,124)	19.36
Forfeited	(206)	40.03

Outstanding at September 30, 2006	8,939	32.29	6.7	$230.7

Exercisable at September 30, 2006	4,947	21.86	5.5	179.3

          The table below presents stock option activity for years ended September 30, 2006, 2005, and 2004 (in millions):

	2006	2005	2004
Total intrinsic value of stock options exercised	$141.3	$190.9	$116.7
Cash received from stock option exercises	60.1	91.6	78.5
Income tax benefit from the exercise of stock options	48.5	72.1	40.2
Total fair value of stock options vested	19.8	12.4	11.9
Performance Share Awards
          Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. During 2006, 143,100 performance share awards were granted (for which up to 286,200 shares of our common stock could be delivered in payment). Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. No performance share awards were outstanding as of September 30, 2005. At September 30, 2006, 140,500 performance shares were outstanding.
          The per share fair value of performance shares granted during the year ended September 30, 2006 was $63.24 which we determined using a Monte Carlo simulation and the following assumptions:

Average risk-free interest rate	4.41%
Expected dividend yield	1.56%
Expected volatility (Rockwell Automation)	0.32
Expected volatility (average S&P 500 firm)	0.36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation — (Continued)
          The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (90 percent) of our stock price over the past four years (the period since our spinoff of Rockwell Collins, Inc.) and implied volatility (10 percent) based upon exchange traded options for our common stock. We determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. We determined the average S&P 500 expected volatility using daily historical volatility for the period from January 2002 through December 2004.
Restricted Stock
          We also grant restricted stock awards to certain employees. Restrictions lapse over periods ranging from three to five years. We value restricted stock awards at the closing market value of our common stock on the date of grant.
          A summary of restricted stock activity for the years ended September 30, 2006, 2005 and 2004 are as follows:

		Wtd. Avg	Aggregate
	Shares	Share	Intrinsic Value
	(in thousands)	Fair Value	(in millions)
Restricted stock balance at September 30, 2003	104	$36.73
Granted	52	31.54
Restrictions lapsed	(17)	24.56
Forfeited	—	—

Restricted stock balance at September 30, 2004	139	$36.30	$5.4
Granted	32	48.81
Restrictions lapsed	(51)	45.67
Forfeited	(1)	33.69

Restricted stock balance at September 30, 2005	119	$34.67	$6.3
Granted	94	58.07
Restrictions lapsed	(9)	46.44
Forfeited	(7)	42.29

Restricted stock balance at September 30, 2006	197	$45.62	$11.5

Prior Year Pro Forma Expense
          The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods before we adopted SFAS 123(R) (in millions, expect per share amounts):

	2005	2004
Net income, as reported	$540.0	$414.9
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	0.6	3.3
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(18.8)	(15.2)

Pro forma net income	$521.8	$403.0

Earnings per share:
Basic — as reported	$2.95	$2.24

Basic — pro forma	$2.85	$2.17

Diluted — as reported	$2.88	$2.17

Diluted — pro forma	$2.79	$2.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation — (Continued)
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
          Pro forma net income for 2004 includes $3.6 million after tax of expense related to performance-vesting options that vested in the first quarter of 2004 as a result of the market price on our common stock reaching a specified level for a pre-determined period of time. Net income, as reported and pro forma net income in 2004 include $2.9 million (before and after tax) of compensation expense resulting from modifications made to certain stock options in connection with the sale of our FirstPoint Contact business.
12.	Retirement Benefits
          We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we did in 2006 and 2005. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
          The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$75.0	$60.8	$62.2	$8.4	$5.1	$5.8
Interest cost	124.3	120.2	110.6	20.6	20.9	19.9
Expected return on plan assets	(167.4)	(132.9)	(119.8)	—	—	—
Amortization:
Prior service cost	(3.7)	1.7	1.8	(13.3)	(13.3)	(13.8)
Net transition asset	—	(0.2)	(1.8)	—	—	—
Net actuarial loss	55.4	16.6	15.8	19.7	12.2	11.5

Net periodic benefit cost	$83.6	$66.2	$68.8	$35.4	$24.9	$23.4

          Included in this net periodic benefit cost table and (Loss) income from discontinued operations in the Consolidated Statement of Operations is pre-tax pension benefit cost of $2.8 million for the year ended September 30, 2004, and pre-tax other postretirement benefit cost of $1.1 million for the year ended September 30, 2004, related to FirstPoint Contact. We retained the pension liability related to eligible FirstPoint Contact participants and the other postretirement benefit liability for eligible retirees through the date of sale, which will result in ongoing net periodic benefit cost for us. Also in 2004, we recognized a pension curtailment loss of $0.4 million and an other postretirement benefits curtailment gain of $2.3 million related to the sale of our FirstPoint Contact business that is reflected in Income from discontinued operations in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
          Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
Benefit obligation at beginning of year	$2,520.7	$2,054.9	$426.1	$349.7
Service cost	75.0	60.8	8.4	5.1
Interest cost	124.3	120.2	20.6	20.9
Discount rate change	(374.7)	325.5	(41.7)	47.3
Actuarial losses	66.7	107.8	(45.2)	50.2
Plan amendments	1.6	(70.0)	(81.9)	—
Medicare subsidy effect	—	—	1.4	(13.5)
Divestiture	—	—	—	—
Plan participant contributions	4.8	4.8	12.2	9.1
Benefits paid	(98.4)	(81.3)	(41.7)	(43.3)
Currency translation and other	25.5	(2.0)	0.3	0.6

Benefit obligation at end of year	2,345.5	2,520.7	258.5	426.1

Plan assets at beginning of year	1,680.0	1,548.8	—	—
Actual return on plan assets	162.2	134.4	—	—
Company contributions	591.8	75.6	29.5	34.2
Plan participant contributions	4.8	4.8	12.2	9.1
Benefits paid	(98.4)	(81.3)	(41.7)	(43.3)
Currency translation and other	20.5	(2.3)	—	—

Plan assets at end of year	2,360.9	1,680.0	—	—

Funded status of plans	15.4	(840.7)	(258.5)	(426.1)
Contributions after measurement date	—	117.5	—	—
Unamortized amounts:
Prior service cost	(55.1)	(60.6)	(159.4)	(90.9)
Net transition liability	1.6	1.5	—	—
Net actuarial losses	539.2	894.8	198.0	304.6

Net amount on balance sheet	$501.1	$112.5	$(219.9)	$(212.4)

Net amount on balance sheet consists of:
Prepaid pension	$597.2	$200.5	$—	$—
Total retirement benefit liability	(132.4)	(780.4)	(219.9)	(212.4)
Deferred tax asset	12.9	266.4	—	—
Intangible asset	0.1	1.4	—	—
Accumulated other comprehensive loss	23.3	424.6	—	—

Net amount on balance sheet	$501.1	$112.5	$(219.9)	$(212.4)

          During 2006, we recorded a decrease to our minimum pension liability of $656.1 million resulting primarily from the discount rate change and the $450.0 million contribution to our U.S. qualified pension plan in 2006. The decrease of our minimum pension liability and related deferred tax asset resulted in a net increase to shareowners’ equity (reflected as a decrease in accumulated other comprehensive loss) of $401.3 million.
          In 2005, we amended our U.S. pension plan effective for 2006 to eliminate the early retirement subsidy for certain employees. The effect of the amendment is a reduction in the pension obligation of approximately $70 million recognized in 2005 and a corresponding reduction in annual pension expense recognized over the average remaining service life of plan participants.
          In 2006, we made voluntary contributions of $450.0 million to our U.S. qualified pension plan trust. In 2005, we contributed $150.0 million to our U.S. qualified pension plan trust.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
          The accumulated benefit obligation for our pension plans is $2,164.4 million as of the 2006 measurement date and $2,357.1 million as of the 2005 measurement date.
          We use an actuarial measurement date of June 30 to measure our benefit obligations, plan assets and to calculate our net periodic benefit cost for pension and other postretirement benefits.
Net Periodic Benefit Cost Assumptions
          Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

				Other Postretirement
	Pension Benefits			Benefits
	September 30,			September 30,
	2006	2005	2004	2006	2005	2004
U.S. Plans
Discount rate	5.25%	6.25%	6.00%	5.00%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Compensation increase rate	4.06%	4.50%	4.50%	—	—	—
Non-U.S. Plans
Discount rate	4.19%	5.03%	4.89%	5.00%	6.25%	6.25%
Expected return on plan assets	5.91%	6.25%	6.35%	—	—	—
Compensation increase rate	2.62%	2.62%	2.96%	—	—	—
Net Benefit Obligation Assumptions
          Significant assumptions used in determining the benefit obligations are (in weighted averages):

			Other Postretirement
	Pension Benefits		Benefits
	September 30,		September 30,
	2006	2005	2006	2005
U.S. Plans
Discount rate	6.50%	5.25%	6.50%	5.00%
Compensation increase rate	4.19%	4.06%	—	—
Healthcare cost trend rate(1)	—	—	10.00%	11.00%
Non-U.S. Plans
Discount rate	4.60%	4.19%	5.50%	5.00%
Compensation increase rate	2.62%	2.62%	—	—
Healthcare cost trend rate(2)	—	—	8.00%	8.75%

(1)
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

(2)	Decreasing to 4.25% in 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
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
          As a result of the finalization during 2005 of the rules for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), we have included an additional reduction in our accumulated projected benefit obligation of $13.5 million as of September 30, 2005, which is being amortized to expense over the average remaining service life.
          In determining the expected long-term rate of return on assets assumption, we equally consider the historical performance and the future expected performance for returns for each asset category, as well as the target asset allocation of the pension portfolios. This resulted in the selection of the weighted average long-term rate of return on assets assumption. Our global weighted-average asset allocations at September 30, by asset category, are:

	Allocation	Target	September 30,
Asset Category	Range	Allocation	2006	2005
Equity Securities	50% - 80%	63%	62%	64%
Debt Securities	20% - 50%	36%	37%	35%
Other	0% - 20%	1%	1%	1%
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
          As of September 30, 2006 and 2005, our pension plans do not own our common stock.
          In certain non-U.S. countries in which we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
Estimated Future Payments
          We expect to contribute approximately $50.0 million related to our worldwide pension plans and $23.9 million to our postretirement benefit plans in 2007.
          The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

		Other Postretirement
	Pension Benefits	Benefits
2007	$100.8	$23.9
2008	107.0	23.5
2009	111.9	23.2
2010	117.4	22.8
2011	123.6	22.5
2012 - 2016	704.1	105.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
Other Postretirement Benefits
          A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease
	2006	2005	2006	2005
Increase (decrease) to total of service and interest cost components	$1.8	$1.2	$(1.5)	$(1.0)
Increase (decrease) to postretirement benefit obligation	5.0	20.2	(4.1)	(19.1)
Pension Benefits
          Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) as of the 2006 and 2005 measurement dates (June 30) are as follows (in millions):

	2006	2005
Projected benefit obligation	$180.6	$2,279.5
Accumulated benefit obligation	163.6	2,138.4
Fair value of plan assets	43.2	1,442.3
Defined Contribution Savings Plans
          We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $27.0 million in 2006, $24.5 million in 2005, and $25.2 million in 2004.
13.	Discontinued Operations
          The following is a summary of the composition of (loss) income from discontinued operations included in the Consolidated Statement of Operations (in millions):

	2006	2005	2004
FirstPoint Contact net income from operations	$—	$—	$5.7
FirstPoint Contact gain on sale (net of tax expense of $1.4)	—	—	32.1
Tax matters (see Note 16)	—	21.6	18.4
Rocky Flats	(3.0)	—	4.6

(Loss) income from discontinued operations	$(3.0)	$21.6	$60.8

Rocky Flats
          In 2006, we recorded a $5.0 million ($3.0 million after-tax) accrual for legal contingencies related to our former aerospace and defense businesses’ operation of the Rocky Flats facility for the U.S. Department of Energy.
          In 2004, we recorded a benefit of $7.6 million ($4.6 million after tax) as a result of a final judgment in a defense claim legal proceeding related to our former aerospace and defense businesses’ operation of the Rocky Flats facility for the U.S. Department of Energy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.	Discontinued Operations — (Continued)
FirstPoint Contact
          In 2004, we sold our FirstPoint Contact business for cash proceeds and a note convertible into a minority interest in the corporate parent of the buyer. The value assigned to the convertible note on the date of the transaction was approximately $27.0 million. In September 2005, the note was converted to non-voting equity shares, accounted for under the cost method. The historical cost value of $27.0 million was used to value the equity shares at the date of conversion. In July 2006 we received a cash dividend of $25.5 million in respect of the equity shares resulting from a recapitalization and distribution of cash to shareholders and management. We recorded dividend income of $1.4 million and the remaining $24.1 million as a return of capital. Our value of the equity shares recorded at September 30, 2006 is $2.9 million. No fair value is available for this investment as the equity shares are not publicly traded. Accordingly, it is not practicable to estimate fair value.
          The results of operations of FirstPoint Contact for 2004, as well as the gain on the sale, are reflected in (Loss) income from discontinued operations in the Consolidated Statement of Operations.
          Summarized results of FirstPoint Contact are as follows (in millions):

2004
Sales	$105.5
Income before income taxes	9.4
Net income	5.7
14.	Related Party Transactions
          In September 2006, we and Rockwell Collins, Inc. (Rockwell Collins) sold our investment in RSC for an aggregate of $167.5 million in cash. Prior to the date of sale, we and Rockwell Collins each owned 50 percent of RSC. As part of the transaction, among other things, we retained certain licenses for intellectual property owned by RSC. Additionally, we incurred expenses and funded certain RSC cash balances in connection with the sale and are obligated to pay to RSC $2.8 million in 2007 and $1.2 million in 2009. We recorded a gain on sale of $19.9 million ($12.0 million after tax, or $0.07 per share).
          We have an agreement with RSC pursuant to which RSC performs research and development services for us, expiring on September 30, 2009. We incurred $2.3 million in 2006, $2.8 million in 2005 and $3.7 million in 2004 for research and development services performed by RSC. At September 30, 2006 and 2005, the amounts due to or from RSC were not significant.
          During 2006, we sold a portion of our ownership interest in CoLinx, LLC (CoLinx), a company that provides logistics and e-commerce services, resulting in a gain of $0.8 million, and reducing our ownership interest from 25 percent to 20 percent. We account for this ownership interest using the equity method. We paid CoLinx $21.6 million in 2006, $18.2 million in 2005 and $17.1 million in 2004, primarily for logistics services. In addition, CoLinx paid us approximately $3.8 million in 2006, $2.8 million in 2005 and $2.2 million in 2004 for the use of facilities we own and other services. The amounts due to and from CoLinx at September 30, 2006 and 2005 were not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15.	Other Income (Expense)
          The components of other income (expense) are (in millions):

	2006	2005	2004
Net gain (loss) on dispositions of property, business and investment	$15.8	$(4.7)	$(24.3)
Intellectual property settlements	—	—	0.3
Interest income	7.9	10.6	5.6
Royalty income	2.8	2.4	2.6
Earnings on equity method investments	3.1	3.8	3.2
Other	1.1	(2.6)	(11.8)

Other income (expense)	$30.7	$9.5	$(24.4)

          Our pre-tax gain on our sale of RSC of $19.9 million is included in 2006 Net gain (loss) on dispositions of property, business and investment.
          During 2004, we sold a facility in a sale-leaseback transaction with a third party resulting in a $20.6 million pre-tax loss. The net cash proceeds from the sale were $19.0 million.
16.	Income Taxes
          The components of the income tax provision are as follows (in millions):

	2006	2005	2004
Current:
United States	$199.6	$50.8	$32.3
Non-United States	57.2	56.6	(5.8)
State and local	22.6	(4.6)	(6.1)

Total current	279.4	102.8	20.4

Deferred:
United States	(12.8)	112.0	53.4
Non-United States	(0.7)	(5.8)	6.0
State and local	(2.6)	9.6	4.2

Total deferred	(16.1)	115.8	63.6

Income tax provision	$263.3	$218.6	$84.0

          During 2006, we recognized tax benefits in income from continuing operations resulting from:
•	$13.8 million related to the resolution of certain tax matters and claims related to closure of the U.S. federal audit cycle for the years 2003 and 2004 and various state tax audits;

•
$15.4 million related to the resolution of certain non-U.S. tax matters primarily relating to cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services and/or intellectual property; and

•	$27.2 million related to the reversal of valuation allowances on capital loss carryforwards.
          During 2005, we recognized net tax benefits resulting from:
•
$19.7 million in income from continuing operations related to the resolution of claims and other tax matters as well as the effect of the true-up of estimated tax audit contingency accruals in connection with the closure of the U.S. federal audit cycle for the years 1998 through 2002; and

•
$21.6 million in income from discontinued operations related to the closure of the 1998 through 2002 U.S. federal audit ($7.5 million), a prior year state tax refund for a divested business ($11.3 million) and the resolution of various other tax matters of divested businesses ($2.8 million).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes — (Continued)
          During 2004, we recognized tax benefits resulting from the following items:
•
$34.5 million in income from continuing operations related to the resolution of certain non-U.S. tax matters in addition to an agreement with a taxing authority related to the treatment of an investment ($11.5 million is reported as a reduction of the United States income tax provision; $21.3 million is reported as a reduction of the non-United States income tax provision; and $1.7 million is reported as a reduction of the state and local income tax provision); and

•
$25.9 million related to a refund from the State of California for the period 1989 to 1991 ($7.5 million is reported as a reduction in the income tax provision in Income from continuing operations and $18.4 million is reported in (Loss) income from discontinued operations).

          Net current deferred income tax assets at September 30, 2006 and 2005 consist of the tax effects of temporary differences related to the following (in millions):

	2006	2005
Compensation and benefits	$28.9	$56.3
Product warranty costs	15.1	12.9
Inventory	28.7	25.7
Allowance for doubtful accounts	7.8	12.3
Deferred credits	23.2	19.2
Returns, rebates and incentives	31.2	22.8
Self-insurance reserves	6.0	5.0
Net operating loss carryforwards	2.9	3.5
Capital loss carryforwards	12.2	—
State tax credit carryforwards	1.2	1.3
Other — net	20.5	10.4

Current deferred income tax assets	$177.7	$169.4

          Net long-term deferred income tax (liabilities) assets at September 30, 2006 and 2005 consist of the tax effects of temporary differences related to the following (in millions):

	2006	2005
Retirement benefits	$(114.4)	$152.6
Property	(90.5)	(105.4)
Intangible assets	(37.2)	(30.2)
Environmental reserves	18.0	13.1
Share-based compensation	9.5	—
Self-insurance reserves	13.4	14.6
Deferred gains	7.1	—
Net operating loss carryforwards	24.3	31.6
Capital loss carryforwards	27.7	46.5
State tax credit carryforwards	10.9	11.9
Other — net	12.7	(12.9)

Subtotal	(118.5)	121.8
Valuation allowance	(36.8)	(55.5)

Long-term deferred income tax (liabilities) assets	$(155.3)	$66.3

          Total deferred tax assets were $303.4 million at September 30, 2006 and $426.8 million at September 30, 2005. Total deferred tax liabilities were $244.2 million at September 30, 2006 and $135.6 million at September 30, 2005.
          We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than as reflected below for tax attributes to be carried forward. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results ($643.5 million of United States taxable income over the past three years) and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes — (Continued)
          Net operating loss, capital loss and tax credit carryforwards, valuation allowances and the related carryforward periods at September 30, 2006 are (in millions):

	Tax
	Benefit	Valuation	Carryforward
Tax Attribute to be Carried Forward	Amount	Allowance	Period Ends
Non-United States net operating loss	$2.8	$(2.8)	2009-2016
Non-United States net operating loss	13.8	(6.5)	Indefinite
Non-United States capital loss	27.7	(27.2)	Indefinite
United States capital loss	12.2	—	2009
State and local net operating loss	10.6	—	2007-2026
State tax credit	12.1	(0.3)	2007-2021

Total	$79.2	$(36.8)

          We have a valuation allowance at September 30, 2006 as noted above for carryforwards for which future use is less than more likely than not.
          During 2006, the valuation allowance increased by $7.0 million as a result of audit settlements and decreased by $27.2 million as a result of the planned utilization of capital loss carryforwards related to the sale of our investment in RSC and our planned sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.
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
          Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We regularly assess our position with regard to tax exposures and record liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies. We have recorded an accrual of $85.1 million and $103.1 million at September 30, 2006 and 2005, respectively, that reflects our estimate of the likely outcome of current and future audits. The accrual is recorded in Other liabilities in our Consolidated Balance Sheet. The net change in the accrual of $18.0 million reflects a reduction of $18.3 million related to the settlement of the 2003 — 2004 U.S. federal audit and various state audits, a net $13.3 million reduction due to changes in estimates related to current year audit developments, and a $13.6 million increase primarily related to current year taxes and interest on previously identified income tax exposures. A final determination of these tax audits or changes in our estimates may result in additional future income tax expense or benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes — (Continued)
          The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	2.2	2.1	2.8
Non-United States taxes	(2.0)	(0.5)	(3.0)
Foreign tax credit utilization	0.3	(0.9)	(0.2)
Employee stock ownership plan benefit	(0.4)	(0.5)	(0.9)
Tax refund claims	(0.2)	(1.6)	(3.7)
Utilization of foreign loss carryforwards	(0.2)	(0.1)	(0.3)
Utilization of capital loss carryforwards	—	—	0.8
Reversal of valuation allowance on capital loss carryforwards	(3.0)	—	—
Tax benefits on export sales	(0.9)	(0.9)	(2.1)
Research and experimentation refund claim	—	—	(2.3)
Resolution of prior period tax matters	(3.1)	(4.2)	(8.3)
Other	1.8	1.3	1.4

Effective income tax rate	29.5%	29.7%	19.2%

          We calculated the income tax provisions based upon the following components of income from continuing operations before income taxes (in millions):

	2006	2005	2004
United States income	$653.1	$610.0	$319.8
Non-United States income	238.3	127.0	118.3

Total	$891.4	$737.0	$438.1

          We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. These earnings relate to ongoing operations and at September 30, 2006, were approximately $746.0 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. or state income tax liabilities that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for non-U.S. affiliates when we plan to remit those earnings.
          Income taxes paid were $214.7 million during 2006, $134.8 million during 2005 and $30.0 million during 2004.
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
          We have been designated as a potentially responsible party at 14 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2006 to be $10.4 million, of which $3.3 million has been accrued.
          Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2006, we have estimated the total reasonably possible costs we could incur from these matters to be $78.7 million. We have recorded environmental accruals for these matters of $32.9 million. In addition to the above matters, we assumed certain other environmental liabilities in connection with the 1995 acquisition of Reliance. We are indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these matters. The indemnity applies to liabilities for which we give Exxon notice by December 29, 2006. At September 30, 2006, we have recorded a liability of $22.4 million and a receivable of $21.3 million for these matters. We estimate the total reasonably possible costs for these matters to be $27.0 million for which we are substantially indemnified by Exxon.

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
Conditional Asset Retirement Obligations
          Effective September 30, 2006, we adopted FIN 47, which clarifies the guidance included in SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143). Under FIN 47, companies must accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
          Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. The application of FIN 47 resulted in a charge, net of tax, of $18.1 million included in the Consolidated Statement of Operations for the year ended September 30, 2006 as the cumulative effect of a change in accounting principle. The liability for conditional asset retirement obligations recognized at September 30, 2006 as the result of the application of FIN 47 was $29.3 million and is recorded in Other liabilities in the Consolidated Balance Sheet.
          Pro forma amounts, as if FIN 47 had been applied for all periods, are (dollars in millions, except per share amounts):

	2006	2005	2004
Net income, as reported	$607.0	$540.0	$414.9
Add: FIN 47 cumulative effect adjustment, net of tax	18.1	—	—
Less: FIN 47 depreciation and accretion expense, net of tax	(1.0)	(0.9)	(0.9)

Pro forma net income	$624.1	$539.1	$414.0

Earnings per share:
Basic — as reported	$3.44	$2.95	$2.24

Basic — pro forma	$3.53	$2.94	$2.23

Diluted — as reported	$3.37	$2.88	$2.17

Diluted — pro forma	$3.47	$2.88	$2.17

Pro forma asset retirement obligation, end of period	$29.3	$27.6	$26.0

Lease Commitments
          Rental expense was $97.7 million in 2006; $88.0 million in 2005; and $85.2 million in 2004. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $359.9 million as of September 30, 2006 and are payable as follows (in millions):

2007	$70.3
2008	62.0
2009	46.2
2010	31.8
2011	28.1
Beyond 2011	121.5

Total	$359.9

          Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $10.3 million as of September 30, 2006 and are receivable through 2009 at approximately $3.3 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.	Commitments and Contingent Liabilities — (Continued)
Lease Commitments — (Continued)
          During 2006, we completed a sale-leaseback transaction of 24 properties, including the land, buildings and improvements affixed to the properties. The lease terms vary from five to fifteen years depending on the property and are classified as operating leases. The net proceeds on sale were approximately $147.5 million. Three of the sold properties resulted in a loss of $1.8 million that we recognized during 2006, with the remaining properties resulting in a gain on sale of $36.9 million that will be amortized to rent expense over the term of the respective leases. The net book value of the sold assets have been removed from our balance sheet, except for three properties where we have retained a right to re-acquire a subdivided portion of adjacent vacant land. For these properties, we will remove the assets from our balance sheet upon re-conveyance of the vacant land or termination of our right. The net proceeds related to these three properties of $18.6 million are reported in other non-current liabilities in the Consolidated Balance Sheet.
          During 2004, we sold a facility in a sale-leaseback transaction with a third party resulting in a $20.6 million pre-tax loss. The net cash proceeds from the sale were $19.0 million.
Other Matters
          Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material adverse effect on our business or financial condition.
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
          In 2007 we plan to execute on certain cost productivity initiatives. These initiatives will likely include workforce reductions and facility rationalization. These actions are consistent with the planned divestiture of most of our Power Systems operating segment and our globalization and cost productivity efforts. Costs associated with these actions will be recorded when the relevant recognition criteria have been met.
18.	Business Segment Information
          Rockwell Automation is a provider of industrial automation power, control and information products and services. We are organized based upon products and services and have two operating segments: Control Systems and Power Systems.
Control Systems
          The Control Systems operating segment supplies industrial automation products, systems, software and services focused on helping customers control and improve manufacturing processes. Control Systems includes two main business groups: the Components and Packaged Applications Group (CPAG) and the Automation Control and Information Group (ACIG).
          CPAG supplies industrial components, power control and motor management products, and packaged and engineered products and systems. It supplies motor starters, contactors, push buttons, signaling devices, termination and protection devices, relays and timers, condition sensors, adjustable speed drives, motor control centers and drive systems. CPAG’s sales account for approximately 39 percent of Control Systems’ sales.
          ACIG’s core products are used primarily to control and monitor industrial plants and processes and typically consist of a processor, software and input/output (I/O) devices. ACIG’s integrated architecture and Logix controllers perform multiple types of control applications, including discrete, batch, continuous process, drive system, motion and machine safety across various factory floor operations. ACIG’s products include controllers, control platforms, software, I/O devices, high performance rotary and linear motion control systems, electronic operator interface devices, sensors, industrial computers and machine safety components. ACIG’s sales account for approximately 45 percent of Control Systems’ sales.
          In addition, Control Systems’ offerings also include services and solutions, such as multi-vendor customer support, training, automation systems integration, asset management, and manufacturing information solutions for discrete and targeted batch process industries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.	Business Segment Information — (Continued)
          Effective October 1, 2006, we have realigned our internal management reporting structure. The reporting structure changes include realignment of our Control Systems’ services and solutions offerings to report through the Components and Packaged Applications Group (CPAG) business group. Additionally, the Power Systems drives and drives related parts and services business has been realigned to also report through the CPAG business group. As a result of changes in the internal management reporting structure, we will begin reporting the historical Control Systems operating segment as two separate operating segments in our first quarter of 2007.
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
          The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2006	2005	2004
Sales:
Control Systems	$4,584.8	$4,154.4	$3,692.6
Power Systems	1,033.7	899.3	770.0
Intersegment sales	(57.1)	(50.5)	(51.5)

Total	$5,561.4	$5,003.2	$4,411.1

Segment operating earnings:
Control Systems	$873.1	$756.9	$527.9
Power Systems	162.6	110.3	67.5

Total	1,035.7	867.2	595.4
Purchase accounting depreciation and amortization	(13.3)	(14.7)	(27.3)
General corporate — net	(92.5)	(69.7)	(88.3)
Interest expense	(58.4)	(45.8)	(41.7)
Gain on sale of investment	19.9	—	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$891.4	$737.0	$438.1

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
          The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2006	2005	2004
Identifiable assets:
Control Systems	$2,568.1	$2,484.2	$2,442.1
Power Systems	860.2	867.8	850.2
Corporate	1,307.1	1,173.1	921.0

Total	$4,735.4	$4,525.1	$4,213.3
Depreciation and amortization:
Control Systems	$105.7	$115.1	$121.4
Power Systems	33.1	38.2	35.2
Corporate	1.5	3.2	2.8

Total	140.3	156.5	159.4
Purchase accounting depreciation and amortization	13.3	14.7	27.3

Total	$153.6	$171.2	$186.7

Capital expenditures for property:
Control Systems	$121.2	$89.7	$70.7
Power Systems	27.8	21.1	26.9
Corporate	1.1	13.3	0.4

Total	$150.1	$124.1	$98.0

          Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. We also included our 50 percent ownership interest in RSC in Corporate identifiable assets at September 30, 2005 and 2004.
          We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2006	2005	2004	2006	2005	2004
United States	$3,449.5	$3,077.7	$2,721.3	$563.2	$661.4	$683.2
Canada	377.6	342.9	299.1	15.3	23.7	21.5
Europe, Middle East and Africa	856.5	821.3	775.1	49.0	57.6	70.0
Asia-Pacific	573.1	518.7	435.5	29.9	19.1	18.6
Latin America	304.7	242.6	180.1	14.2	12.7	11.2

Total	$5,561.4	$5,003.2	$4,411.1	$671.6	$774.5	$804.5

We attribute sales to the geographic regions based on the country of destination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.	Quarterly Financial Information (Unaudited)

	2006 Quarters
	First	Second	Third	Fourth(a)	2006
	(in millions, except per share amounts)
Sales	$1,301.4	$1,377.9	$1,428.4	$1,453.7	$5,561.4
Gross profit	514.5	548.9	565.2	565.4	2,194.0
Income from continuing operations before income taxes and cumulative effect of accounting change	209.8	214.9	219.6	247.1	891.4
Income from continuing operations before cumulative effect of accounting change	145.7	149.5	149.0	183.9	628.1
Cumulative effect of accounting change (c)	—	—	—	(18.1)	(18.1)
(Loss) from discontinued operations(b)	—	(3.0)	—	—	(3.0)
Net income	145.7	146.5	149.0	165.8	607.0
Basic earnings per share:
Continuing operations before accounting change	0.82	0.84	0.84	1.05	3.55
Discontinued operations(b)	—	(0.01)	—	—	(0.01)
Cumulative effect of accounting change(c)	—	—	—	(0.10)	(0.10)
Net income	0.82	0.83	0.84	0.95	3.44
Diluted earnings per share:
Continuing operations before accounting change	0.80	0.83	0.83	1.04	3.49
Discontinued operations(b)	—	(0.02)	—	—	(0.02)
Cumulative effect of accounting change(c)	—	—	—	(0.10)	(0.10)
Net income	0.80	0.81	0.83	0.94	3.37
(a)	Income from continuing operations before cumulative effect of accounting change for 2006 includes the gain on sale of RSC of $19.9 million ($12.0 million after-tax or $0.07 per diluted share).

(b)	See Note 13 for additional information on discontinued operations.

(c)	See Note 17 for additional information on cumulative effect of accounting change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.	Quarterly Financial Information (Unaudited) — (Continued)

	2005 Quarters
	First	Second(a)(b)	Third	Fourth(c)	2005
	(in millions, except per share amounts)
Sales	$1,184.9	$1,218.4	$1,264.7	$1,335.2	$5,003.2
Gross profit	449.1	455.9	481.0	508.1	1,894.1
Income from continuing operations before income taxes	179.6	180.6	191.2	185.6	737.0
Income from continuing operations	122.1	142.5	127.3	126.5	518.4
Income from discontinued operations(d)	11.3	7.5	—	2.8	21.6
Net income	133.4	150.0	127.3	129.3	540.0
Basic earnings per share:
Continuing operations	0.66	0.77	0.70	0.70	2.83
Discontinued operations(d)	0.06	0.04	—	0.02	0.12
Net income	0.72	0.81	0.70	0.72	2.95
Diluted earnings per share:
Continuing operations	0.65	0.75	0.68	0.69	2.77
Discontinued operations(d)	0.06	0.04	—	0.01	0.11
Net income	0.71	0.79	0.68	0.70	2.88
(a)
Income from continuing operations for 2005 includes a net tax benefit of $19.7 million ($0.10 per diluted share) primarily related to the resolution of claims and other tax matters in connection with the closure of the federal audit cycle for the years 1998 through 2002.

(b)	Income from continuing operations for 2005 includes an insurance recovery of $11.4 million ($7.8 million after tax, or $0.04 per diluted share) related to previously incurred legal costs.

(c)
Income from continuing operations for 2005 includes special charges of $21.5 million ($14.2 million after tax, or $0.08 per diluted share) associated with realignment of administrative functions and a reduction of workforce in Europe in our Control Systems segment and a facility closure in our Power Systems segment. Segment operating earnings of Control Systems and Power Systems include these special charges of $16.5 million and $5.0 million, respectively, for the quarter ended September 30, 2005. The special charges are included in the Consolidated Statement of Operations for the year ended September 30, 2005 in cost of sales and selling, general and administrative expenses in the amounts of $9.4 million and $12.1 million, respectively. Total cash expenditures (after-tax) in connection with these actions were approximately $11.4 million related to employee severance and separation costs. Non-cash charges of $2.8 million after-tax relate to a write-down of property to its fair value, determined by management using customary valuation techniques.

(d)	See Note 13 for additional information on discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20.	Subsequent Events
          In June 2006, we announced our intention to divest our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These are the principal businesses of our Power Systems operating segment. From the date of our announcement through our fiscal year end, we have received expressions of interest from potential buyers, conducted management presentations and responded to buyer due diligence activities. Subsequent to our fiscal year end we have received bids from prospective buyers and completed contract negotiations. On November 7, 2006, we announced that we have entered into a definitive agreement to sell these businesses to Baldor Electric Company for $1.8 billion, comprised of $1.75 billion in cash and $50 million in Baldor common stock. We expect to recognize a gain from the transaction. The transaction’s effective tax rate will be lower than our statutory tax rate. The transaction is subject to customary closing conditions and regulatory approval and is expected to close in the second quarter of our fiscal 2007.
          In subsequent filings these businesses will be reported as discontinued operations. The assets and liabilities of these businesses to be sold are:

	September 30,
	2006	2005
Assets:
Cash and cash equivalents	$6.6	$4.6
Receivables	135.7	129.9
Inventories	188.1	165.1
Deferred income taxes	17.3	18.3
Other current assets	4.7	3.7
Property, net	203.1	238.5
Goodwill	147.2	149.5
Other intangible assets, net	199.0	199.2
Other assets	2.9	2.4

Total assets	$904.6	$911.2

Liabilities:
Accounts payable	$74.8	$63.7
Compensation and benefits	16.0	13.8
Other current liabilities	28.9	27.3
Retirement benefits	32.4	32.0
Deferred income taxes	77.0	98.8
Other liabilities	36.7	5.7

Total liabilities	$265.8	$241.3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
               We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
               In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Rockwell Automation, Inc. and subsidiaries at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
               As described in Note 11 to the Consolidated Financial Statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, Shared Based Payments. As described in Note 17 to the Consolidated Financial Statements, on September 30, 2006, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.
               We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2006 expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
November 9, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
               None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
               Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2006, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.
Management’s Report on Internal Control Over Financial Reporting
               We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2006.
               Our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included on the following page.
               Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control Over Financial Reporting
               There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
               In 2005, we began planning to develop common global process standards and an enterprise-wide information technology system. During 2006, we began the implementation phase, which included a pilot roll-out to one of our small manufacturing locations. Additional roll-outs will occur to most locations of our company over a multi-year period, with the next phase scheduled for fiscal 2007. As the phased roll-out occurs, we will experience changes in internal control over financial reporting each quarter. No significant changes occurred during the year ended September 30, 2006 related to this program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
               We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Rockwell Automation, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
               Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of the changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
               In our opinion, management’s assessment that Rockwell Automation, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, Rockwell Automation, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
               We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2006 of the Company and our report dated November 9, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123R, Shared Based Payments and of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
November 9, 2006

Item 9B.	Other Information
               None.
PART III

Item 10.	Directors and Executive Officers of the Company
               See the information under the captions Election of Directors, Information as to Nominees for Directors and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2007 Proxy Statement.
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
               See the information under the captions Executive Compensation, Equity Grants, Aggregated Option Exercises and Fiscal Year-End Values and Retirement Plans in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
               See the information under the captions Stock Ownership by Certain Beneficial Owners and Ownership by Management of Equity Securities in the 2007 Proxy Statement.
               The following table provides information as of September 30, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2000 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

				Number of Securities
				Remaining Available for
				Future Issuance under
	Number of Securities to		Weighted Average	Equity Compensation
	be issued upon Exercise		Exercise Price of	Plans (excluding
	of Outstanding Options,		Outstanding Options,	Securities reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareowners	9,206,189	(1)	$32.32	6,255,450	(2)
Equity compensation plans not approved by shareowners	14,000	(3)	16.05	—

Total	9,220,189		$32.29	6,255,450

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares under our 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)	Includes 5,864,409 and 391,041 shares available for future issuance under our 2000 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

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
               See the information under the caption Board of Directors and Committees in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
               See the information under the caption Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a)	Financial Statements, Financial Statement Schedule and Exhibits
(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2006 and 2005

Consolidated Statement of Operations, years ended September 30, 2006, 2005 and 2004

Consolidated Statement of Cash Flows, years ended September 30, 2006, 2005 and 2004

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2006, 2005 and 2004

Consolidated Statement of Comprehensive Income, years ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule for the years ended September 30, 2006, 2005 and 2004

Page
Schedule II — Valuation and Qualifying Accounts	S-1

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

*Management contract or compensatory plan or arrangement.

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

*10-a-4
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

*10-b-2
Forms of Restricted Stock Agreements under the Company’s Directors Stock Plan between the Company and each of William T. McCormick, Jr., and Joseph F. Toot, Jr., filed as Exhibit 10-f to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, are hereby incorporated by reference.

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

*Management contract or compensatory plan or arrangement.

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

*10-b-13
Amendments to Restricted Stock Agreements with William T. McCormick, Jr., Joseph F. Toot, Jr., and Don H. Davis, Jr., filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, are hereby incorporated by reference.

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

*Management contract or compensatory plan or arrangement.

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

*10-d-9
Memorandum of Amendments to the Rockwell Automation, Inc. 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*10-d-10
Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*10-d-11
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

*10-f	Copy of the Company’s Deferred Compensation Plan, as amended and restated September 6, 2006.

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

*Management contract or compensatory plan or arrangement.

*10-h-3
Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2006, contained in the Company’s Current Report on Form 8-K dated December 13, 2005, is hereby incorporated by reference.

*10-h-4
Incentive Bonus Letter dated June 20, 2006, between the Company and Joseph D. Swann, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated June 21, 2006, is hereby incorporated by reference.

*10-i
Copy of Restricted Stock Agreement dated January 5, 2004, between the Company and James V. Gelly, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, is hereby incorporated by reference.

*10-j-1
Copy of Restricted Stock Agreement dated February 5, 2004 between the Company and Keith D. Nosbusch, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, is hereby incorporated by reference.

*10-j-2
Copy of Restricted Stock Agreement dated May 1, 2004 between the Company and Douglas M. Hagerman, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*10-j-3
Form of Change of Control Agreement dated as of May 1, 2004 between the Company and each of James V. Gelly and Douglas M. Hagerman, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*10-j-4
Copy of Change of Control Agreement dated as of June 2, 2004 between the Company and Keith D. Nosbusch, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, is hereby incorporated by reference.

*10-j-5
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

*Management contract or compensatory plan or arrangement.

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

10-o-1
Five-Year Credit Agreement dated as of October 26, 2004 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated October 27, 2004, is hereby incorporated by reference.

10-o-2
364-Day Credit Agreement dated as of September 29, 2006 among the Company, the Banks listed therein and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated October 4, 2006, is hereby incorporated by reference.

l0-p
Purchase and Sale Agreement dated as of August 24, 2005 by and between the Company and First Industrial Acquisitions, Inc., including the form of Lease Agreement attached as Exhibit I thereto, together with the First Amendment to Purchase and Sale Agreement dated as of September 30, 2005 and the Second Amendment to Purchase and Sale Agreement dated as of October 31, 2005, filed as Exhibit 10-p to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, is hereby incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2006.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
David M. Dorgan
Vice President and Controller (principal accounting officer)

Dated: November 9, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of November 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Keith D. Nosbusch * Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director

Betty C. Alewine* Director

Don H. Davis, Jr.* Director

Verne G. Istock* Director

Barry C. Johnson* Director

William T. McCormick, Jr.* Director

Bruce M. Rockwell* Director

David B. Speer* Director

Joseph F. Toot, Jr.* Director

Kenneth F. Yontz* Director

*By	/s/ Douglas M. Hagerman

Douglas M. Hagerman, Attorney-in-fact**
**By authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2006, 2005 and 2004

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Year	Expenses	Accounts		Deductions(b)	Year
	(in millions)
*Year ended September 30, 2006
Allowance for doubtful accounts (a)	$21.2	$3.0	$—		$6.2	$18.0
Allowance for customer returns, rebates and incentives	117.6	193.8	—		189.6	121.8
Allowance for excess and obsolete inventory	45.9	20.1	—		24.6	41.4
Valuation allowance for deferred tax assets	55.5	1.3	8.6	(d)	28.6	36.8
*Year ended September 30, 2005
Allowance for doubtful accounts (a)	$28.0	$4.4	$—		$11.2	$21.2
Allowance for customer returns, rebates and incentives	86.1	367.1	11.3	(c)	346.9	117.6
Allowance for excess and obsolete inventory	46.2	18.0	0.2		18.5	45.9
Valuation allowance for deferred tax assets	63.0	5.5	—		13.0	55.5
*Year ended September 30, 2004
Allowance for doubtful accounts (a)	$29.5	$8.5	$—		$10.0	$28.0
Allowance for customer returns, rebates and incentives	75.4	237.1	—		226.4	86.1
Allowance for excess and obsolete inventory	53.4	14.3	0.7		22.2	46.2
Valuation allowance for deferred tax assets	46.8	26.1	3.7		13.6	63.0

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory, customer account credits for customer returns, rebates and incentives and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

(c)	Represents classification of amounts reported in other balance sheet accounts in prior years.

(d)	Relates to 2006 audit adjustments from tax authorities.

*	Amounts reported relate to continuing operations in all periods presented, as amounts for discontinued operations are not significant.

S-1

INDEX TO EXHIBITS*

Exhibit
No.	Exhibit
l0-f	Copy of the Company’s Deferred Compensation Plan, as amended and restated September 6, 2006.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2006.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.