Form 10-Q
period 2006-12-31
ROCKWELL AUTOMATION INC
filed 2007-01-26
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006     Commission file number 1-12383
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Second Street,	53204
Milwaukee, Wisconsin	(Zip Code)
(Address of principal executive offices)
(414) 382-2000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
165,667,694 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2006.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$433.5	$408.1
Receivables	788.3	743.6
Inventories	450.9	411.5
Deferred income taxes	372.8	160.4
Other current assets	117.2	113.0
Assets available for sale (Note 13)	341.3	351.4

Total current assets	2,504.0	2,188.0

Property, net	468.1	468.5
Goodwill	699.7	693.8
Other intangible assets, net	125.1	126.1
Prepaid pension	599.0	596.6
Other assets	112.5	110.2
Assets available for sale (Note 13)	553.1	552.2

TOTAL	$5,061.5	$4,735.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$533.2	$219.0
Accounts payable	376.6	395.7
Compensation and benefits	131.5	167.7
Income taxes payable	106.1	51.0
Other current liabilities	373.2	348.4
Liabilities associated with assets available for sale (Note 13)	103.5	111.5

Total current liabilities	1,624.1	1,293.3

Long-term debt	749.5	748.2
Retirement benefits	323.5	322.6
Deferred income taxes	82.3	75.5
Other liabilities	232.5	236.1
Liabilities associated with assets available for sale (Note 13)	61.3	141.5

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,203.4	1,193.6
Retained earnings	3,226.9	2,856.2
Accumulated other comprehensive loss	(58.8)	(75.3)
Common stock in treasury, at cost (shares held:
December 31, 2006, 50.7; September 30, 2006, 45.6)	(2,599.6)	(2,272.7)

Total shareowners’ equity	1,988.3	1,918.2

TOTAL	$5,061.5	$4,735.4

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2006	2005
Sales	$1,146.3	$1,069.7
Cost of sales	(648.7)	(620.4)

Gross profit	497.6	449.3

Selling, general and administrative expenses	(293.1)	(264.9)
Other income	0.8	3.1
Interest expense	(18.4)	(13.1)

Income from continuing operations before income taxes	186.9	174.4
Income tax provision	(56.0)	(50.5)

Income from continuing operations	130.9	123.9

Income from discontinued operations
Income from discontinued operating activities	34.2	21.8
Income tax benefit on pending divestiture (Note 14)	264.0	—

Income from discontinued operations	298.2	21.8

Net income	$429.1	$145.7

Basic earnings per share:

Continuing operations	$0.78	$0.70
Discontinued operations	1.77	0.12

Net income	$2.55	$0.82

Diluted earnings per share:

Continuing operations	$0.76	$0.68
Discontinued operations	1.74	0.12

Net income	$2.50	$0.80

Cash dividends per share	$0.29	$0.225

Weighted average outstanding shares:

Basic	168.6	178.7

Diluted	171.4	182.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31,
	2006	2005
Continuing Operations:
Operating Activities:

Net income	$429.1	$145.7
Income from discontinued operations	298.2	21.8

Income from continuing operations	130.9	123.9

Adjustments to arrive at cash provided by (used for) operating activities:
Depreciation	23.3	21.7
Amortization of intangible assets	5.2	4.7
Share-based compensation expense	7.0	5.8
Retirement benefits expense	11.2	22.1
Pension trust contributions	(14.0)	(455.5)
Net (gain) loss on disposition of property	(0.2)	1.0
Income tax benefit from the exercise of stock options	0.3	0.3
Excess income tax benefit from the exercise of stock options	(4.7)	(11.3)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(35.7)	(1.5)
Inventories	(37.3)	(17.6)
Accounts payable	(14.6)	12.9
Compensation and benefits	(37.6)	(66.4)
Income taxes	54.8	132.5
Other assets and liabilities	9.6	5.6

Cash Provided by (Used for) Operating Activities	98.2	(221.8)

Investing Activities:

Capital expenditures	(29.2)	(22.7)
Acquisition of business	—	(25.4)
Proceeds from sale of property	2.1	89.9

Cash (Used for) Provided by Investing Activities	(27.1)	41.8

Financing Activities:

Net issuance of short-term debt	314.2	102.0
Cash dividends	(49.2)	(40.3)
Purchases of treasury stock	(350.7)	(201.1)
Proceeds from the exercise of stock options	11.9	17.4
Excess income tax benefit from the exercise of stock options	4.7	11.3
Other financing activities	(0.2)	0.1

Cash Used for Financing Activities	(69.3)	(110.6)

Effect of exchange rate changes on cash	5.9	(3.7)

Cash Provided by (Used for) Continuing Operations	7.7	(294.3)

Discontinued Operations:
Cash Provided by Discontinued Operating Activities	22.5	21.8
Cash (Used for) Provided by Discontinued Investing Activities	(4.0)	53.1
Cash (Used for) Discontinued Financing Activities	(0.8)	—

Cash Provided by Discontinued Operations	17.7	74.9

Increase (Decrease) in Cash and Cash Equivalents	25.4	(219.4)
Cash and Cash Equivalents at Beginning of Period	408.1	459.0

Cash and Cash Equivalents at End of Period	$433.5	$239.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

In June 2006, we announced our intention to divest our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These are the principal businesses of our former Power Systems operating segment. On November 7, 2006, we announced that we have entered into a definitive agreement to sell these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and $50 million in Baldor common stock. The transaction is subject to customary closing conditions and is expected to close on or about January 31, 2007. These businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. ElectroCraft is reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

Effective October 1, 2006, we realigned our internal management reporting structure. As a result of this realignment, we now report our historical Control Systems operating segment as two new operating segments: Architecture & Software and Control Products & Solutions. The reporting structure changes include realignment of our services and solutions offerings from our former Control Systems operating segment to report through the Control Products & Solutions segment. Additionally, the drives and drives related parts and services business from our former Power Systems operating segment was also realigned to report through Control Products & Solutions. We no longer report our former Power Systems operating segment as a continuing operation as a result of our November announcement that we have agreed to sell this segment’s principal businesses.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less at the time of purchase.

Receivables

Receivables are stated net of allowances for doubtful accounts of $12.1 million at December 31, 2006 and $11.2 million at September 30, 2006. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $10.4 million at December 31, 2006 and $8.5 million at September 30, 2006.

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three months ended December 31, 2006, share-based compensation awards for 2.1 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2005, share-based compensation awards for 1.6 million shares were excluded from the diluted EPS calculation because they were antidilutive.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended
	December 31,
	2006	2005
Weighted average outstanding shares
Basic weighted average outstanding shares	168.6	178.7
Effect of dilutive securities
Stock options	2.7	3.5
Restricted stock	0.1	0.1

Diluted weighted average outstanding shares	171.4	182.3

Non-Cash Financing Activities

During the quarter ended December 31, 2006, we repurchased 340,000 shares of our common stock for $21.0 million that did not settle until January 2007. In September 2006, we repurchased 359,200 shares of our common stock for $20.6 million that did not settle until October 2006. These outstanding purchases were recorded in accounts payable at December 31, 2006 and September 30, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2009. Based on the funded status of our pension and postretirement benefit plans as reported in our Annual Report on Form 10-K dated September 30, 2006, we would have recorded approximately a 15 percent decrease in shareowners’ equity had SFAS 158 been effective at that date. It is unlikely that FAS 158 will affect our results of operations, our loan covenant compliance or our other financial arrangements. The ultimate effect on our financial statements depends upon the discount rate at our fiscal 2007 measurement date (June 30, 2007) and actual returns on our pension plan assets during the year.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies — (Continued)

Recent Accounting Pronouncements — (Continued)

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

Effective October 1, 2005, we adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $7.0 million and $5.8 million in share-based compensation expense in income from continuing operations during the three-months ended December 31, 2006 and 2005, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares granted to all employees and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Three Months Ended December 31,
	2006		2005
		Wtd. Avg		Wtd. Avg
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock Options	1,103	$20.03	1,511	$17.49
Performance shares	99	72.24	143	63.24
Restricted stock awards	49	63.11	84	56.71

Total shares granted	1,251	25.87	1,738	23.15

3.	Acquisitions

In December 2005, our Architecture & Software segment acquired Datasweep, Inc., a provider of production management software. The results of operations of this business have been included in our Condensed Consolidated Statement of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the effects of this acquisition are not material to our results of operations and financial position.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories

Inventories consist of (in millions):

	December 31,	September 30,
	2006	2006
Finished goods	$140.5	$132.6
Work in process	107.4	98.7
Raw materials, parts, and supplies	203.0	180.2

Inventories	$450.9	$411.5

We report inventories net of the allowance for excess and obsolete inventory of $34.6 million at December 31, 2006 and $31.4 million at September 30, 2006.
5.	Property

Property consists of (in millions):

	December 31,	September 30,
	2006	2006
Land	$5.1	$5.1
Buildings and improvements	248.6	243.5
Machinery and equipment	1,244.5	1,227.9
Construction in progress	41.1	39.2

Total	1,539.3	1,515.7
Less accumulated depreciation	(1,071.2)	(1,047.2)

Property, net	$468.1	$468.5

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2006 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total
Balance as of September 30, 2006	$328.2	$365.6	$693.8
Translation and other	3.5	2.4	5.9

Balance as of December 31, 2006	$331.7	$368.0	$699.7

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Goodwill and Other Intangible Assets — (Continued)

Other intangible assets consist of (in millions):

	December 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$123.0	$61.5	$61.5
Other	38.3	20.4	17.9

Total amortized intangible assets	161.3	81.9	79.4
Intangible assets not subject to amortization	45.7	—	45.7

Total	$207.0	$81.9	$125.1

	September 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	118.9	57.5	61.4
Other	37.8	18.8	19.0

Total amortized intangible assets	156.7	76.3	80.4
Intangible assets not subject to amortization	45.7	—	45.7

Total	$202.4	$76.3	$126.1

The Allen-Bradley® and Caribbean Integration EngineersTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $24.0 million in 2007, $22.0 million in 2008, $15.8 million in 2009, $7.4 million in 2010 and $6.2 million in 2011.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the first quarter of 2007 and concluded that no impairments exist. This evaluation, which we have historically performed in our second fiscal quarter, took place in the first quarter this year due to our change in operating segments. It is our intention to perform this test again in the second fiscal quarter of 2007 and continue to perform this test in the second fiscal quarter of future years.

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	December 31,	September 30,
	2006	2006
Advance payments from customers and deferred revenue	$117.7	$98.7
Customer returns, rebates and incentives	96.2	102.7
Unrealized losses on foreign exchange contracts	20.1	8.5
Product warranty obligations	38.1	37.1
Taxes other than income taxes	30.0	34.7
Other	71.1	66.7

Other current liabilities	$373.2	$348.4

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Product Warranty Obligations

We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or from installation to an end-user or OEM customer. We also record a liability for specific warranty matters when they become probable and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Condensed Consolidated Balance Sheet.

Changes in the product warranty obligations for the three months ended December 31, 2006 and 2005 are (in millions):

	Three Months Ended
	December 31,
	2006	2005
Balance at beginning of period	$37.1	$33.0
Warranties recorded at time of sale	11.5	8.5
Adjustments to pre-existing warranties	(0.1)	—
Payments	(10.4)	(9.0)

Balance at end of period	$38.1	$32.5

9.	Debt

Long-term debt consists of (in millions):

	December 31,	September 30,
	2006	2006
6.15% notes, payable in 2008	$344.3	$343.2
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount	(44.8)	(45.0)

Subtotal	749.5	748.2
Less current portion	—	—

Long-term debt	$749.5	$748.2

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 8.02 percent at December 31, 2006 and September 30, 2006. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2006 and September 30, 2006. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $5.7 million at December 31, 2006 and a liability of $6.8 million at September 30, 2006.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Debt — (Continued)

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. On September 29, 2006, we entered into a 364-day $250.0 million unsecured revolving credit facility. Both credit facilities remain in effect and we have not drawn down under either of them at December 31, 2006 or September 30, 2006. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at December 31, 2006 and September 30, 2006. In addition to our $600.0 and $250.0 million credit facilities, short-term unsecured credit facilities of approximately $118.8 million at December 31, 2006 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three months ended December 31, 2006 and 2005 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $530.0 million at December 31, 2006 and $219.0 million at September 30, 2006. At December 31, 2006 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.4 percent and 19 days, respectively. At September 30, 2006 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.4 percent and three days, respectively.

10.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended
	December 31,
	2006	2005
Service cost	$13.3	$16.2
Interest cost	29.0	26.3
Expected return on plan assets	(36.9)	(35.1)
Amortization:
Prior service cost	(1.2)	(1.0)
Net actuarial loss	5.9	11.0

Net periodic benefit cost	$10.1	$17.4

	Other Postretirement
	Benefits
	Three Months Ended
	December 31,
	2006	2005
Service cost	$0.8	$1.4
Interest cost	2.4	3.0
Amortization:
Prior service cost	(4.1)	(2.6)
Net actuarial loss	2.0	2.9

Net periodic benefit cost	$1.1	$4.7

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Retirement Benefits — (Continued)

Included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $1.4 million and $3.0 million and pre-tax other postretirement benefit cost of $2.0 million and $4.2 million for the three months ended December 31, 2006 and December 31, 2005, respectively. We will retain the pension liability related to the eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees after the date of sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, will be transferred with these businesses.

In the first three months of 2007 and 2006, we made a voluntary contribution of $8.0 million and $450.0 million, respectively, to our U.S. qualified pension plan trust, which increased our prepaid pension asset in the Condensed Consolidated Balance Sheet.

11.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended
	December 31,
	2006	2005
Net income	$429.1	$145.7
Other comprehensive income:
Currency translation adjustments	21.2	(12.5)
Net unrealized (losses) gains on cash flow hedges	(4.3)	6.3
Other	(0.4)	0.4

Other comprehensive income (loss)	16.5	(5.8)

Comprehensive income	$445.6	$139.9

12.	Commitments and Contingent Liabilities

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

We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of our products or specify which of these claimants, if any, were exposed to asbestos attributable to our products; and past experience has shown that the vast majority of the claimants will never identify any of our products. In addition, when our products appear to be identified, in some cases they are from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify against asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which is expected to occur on or about January 31, 2007. But in all cases, for those claimants who do show that they worked with our products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of our products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

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

Lease Commitments

Our minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $276.0 million as of December 31, 2006 and are payable as follows (in millions):

2007 (9 months)	$46.9
2008	55.0
2009	40.1
2010	26.1
2011	22.3
Beyond 2011	85.6

Total	$276.0

Most of our operating leases contain renewal options for varying periods, and certain leases include options to purchase the leased property. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $9.9 million as of December 31, 2006 and are receivable through 2009 at approximately $3.4 million per year.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended
	December 31,
	2006	2005
Power Systems net income from operations	$34.8	$22.1
ElectroCraft net loss from operations	—	(0.3)
Rocky Flats net loss from operations	(0.6)	—
Income tax benefit on pending divestiture (Note 14)	264.0	—

Income from discontinued operations	$298.2	$21.8

Power Systems

Our Dodge mechanical and Reliance Electric motors and motor repair services businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented. Related assets and liabilities that we have agreed to sell are classified as assets available for sale and liabilities associated with assets available for sale in the Condensed Consolidated Balance Sheet. Refer to Note 1 for additional information on this pending divestiture.

ElectroCraft Engineered Solutions

During the second quarter of 2006, our Architecture & Software segment sold the assets of our ElectroCraft Engineered Solutions business. Accordingly, we reflected the results of this business as a discontinued operation for all periods presented.

Rocky Flats

During the quarter ended December 31, 2006, we incurred $1.0 million ($0.6 million after-tax) of legal fees associated with the former Rockwell International Corporation’s former operation of the Rocky Flats facility for the U.S. Department of Energy.

Summarized Results

Summarized results of discontinued operations are (in millions):

	Three Months Ended
	December 31,
	2006	2005
Sales	$248.1	$231.7

Income from discontinued operating activities before income taxes	$51.3	$35.4
Income tax expense	(17.1)	(13.6)
Income tax benefit on pending divestiture (Note 14)	264.0	—

Income from discontinued operations	$298.2	$21.8

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Discontinued Operations — (Continued)

The assets classified as available for sale and the liabilities classified as associated with assets available for sale in the Condensed Consolidated Balance Sheet are:

	December 31,	September 30,
	2006	2006
Cash and cash equivalents	$7.7	$6.6
Receivables	135.2	135.7
Inventories	193.8	188.0
Other current assets	4.6	21.1

Current assets available for sale	$341.3	$351.4

Property, net	$204.4	$203.1
Goodwill	147.1	147.2
Other intangible assets, net	198.7	199.0
Other assets	2.9	2.9

Non-current assets available for sale	$553.1	$552.2

Accounts payable	$67.2	$74.8
Compensation and benefits	8.9	7.9
Other current liabilities	27.4	28.8

Current liabilities associated with assets available for sale	$103.5	$111.5

Retirement benefits	$26.5	$26.5
Deferred income taxes	—	79.8
Other liabilities	34.8	35.2

Non-current liabilities associated with assets available for sale	$61.3	$141.5

14.	Income Taxes

The base tax rate determined as provided under Income Taxes in Note 1 (which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at 31 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies for our continuing operations. The effective tax rate for the first quarter of 2007 was 30 percent, which is lower than the base rate as it includes the resolution of various tax matters during the quarter.

The tax rate applied to our discontinued operations was approximately 33 percent. This rate reflects that most of the taxable income from discontinued operations is generated in higher tax jurisdictions. The income tax benefit of $264.0 million on pending divestiture represents recognition of a deferred tax asset on the difference between our tax basis in the stock of the Power Systems subsidiaries that are being sold and the book value of their net assets as well as the reversal of the deferred tax liabilities that will not be realized due to the stock sale. In accordance with the FASB Emerging Issues Task Force Issue 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the tax benefit is recognized upon classification of the subsidiaries as a discontinued operation.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Segment Information

Rockwell Automation is a provider of industrial automation control and information products and services. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon these criteria, we are organized based upon products and services and have two operating segments: Architecture & Software and Control Products & Solutions.

Architecture & Software

The Architecture & Software segment contains all elements of our integrated control and information architecture capable of connecting the customer’s entire manufacturing enterprise.
•
Architecture & Software’s Integrated Architecture™ and Logix controllers perform multiple types of control and monitoring applications, including discrete, batch, continuous process, drive system, motion and machine safety across various industrial machinery, plants and processes, and supply real time information to supervisory software and plant-wide information systems.

•
Architecture & Software’s products include control platforms, software, I/O devices, communication networks, high performance rotary and linear motion control systems, electronic operator interface devices, condition based monitoring systems, sensors, industrial computers and machine safety components. These products are deployed widely across industries to end users and OEMs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce manufacturing business risk.

Control Products & Solutions

The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, with the customer support and application knowledge necessary to implement an automation or information solution on the plant floor. This comprehensive portfolio includes:

•
Low voltage and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, push buttons, signaling devices, relays and timers and condition sensors.

•	Value-added packaged solutions, including configured drives, motor control centers and custom engineered panels for OEM and end-user applications.

•	Automation and information solutions, including custom-engineered hardware and software systems for discrete, process, motion, drives and manufacturing information applications.

•
Services designed to help to maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, asset management and training.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Segment Information — (Continued)

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended
	December 31,
	2006	2005
Sales
Architecture & Software	$546.7	$512.2
Control Products & Solutions	627.9	580.0
Intersegment sales	(28.3)	(22.5)

Total	$1,146.3	$1,069.7

Segment Operating Earnings
Architecture & Software	$147.3	$144.7
Control Products & Solutions	79.7	67.1

Total	227.0	211.8
Purchase accounting depreciation and amortization	(2.7)	(2.3)
General corporate – net	(19.0)	(22.0)
Interest expense	(18.4)	(13.1)
Income tax provision	(56.0)	(50.5)

Income from continuing operations	$130.9	$123.9

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses, earnings and losses from equity affiliates that are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales that are within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. Costs incurred related to shared segment operating activities are allocated to the segments using a methodology consistent with the expected benefit.

Identifiable assets for each of our operating segments and Corporate were (in millions):

	December 31,	September 30,
	2006	2006
Architecture & Software	$1,439.9	$1,391.5
Control Products & Solutions	1,065.9	1,030.0
Corporate	1,661.3	1,410.3

Total	$4,167.1	$3,831.8

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets. Corporate identifiable assets include shared net property balances of $170.9 million at December 31, 2006 and $144.4 million at September 30, 2006 for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2006, and the related consolidated statements of operations, shareowners’ equity, cash flows and comprehensive income for the year then ended prior to reclassification for the discontinued operations described in Note 13 to the accompanying condensed financial statements (not presented herein); and in our report dated November 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 13 that were applied to reclassify the September 30, 2006 consolidated balance sheet of the Company (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of September 30, 2006.
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company changed its reportable segments in October 2006. As described in Note 2 to the Condensed Consolidated Financial Statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.”
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 26, 2007

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
Non-GAAP Measures
     The following discussion includes sales excluding the effect of changes in currency exchange rates, free cash flow and earnings guidance excluding the income tax benefit and gain on sale from the Power Systems divestiture, which are non-GAAP measures. See Industry Views for a reconciliation of earnings guidance excluding the income tax benefit and gain from the sale of Power Systems and a discussion of why we believe this non-GAAP measure is useful to investors. See Supplemental Sales Information for a reconciliation of reported sales to sales excluding the effect of changes in currency exchange rates in addition to a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

ROCKWELL AUTOMATION, INC.
Overview
     We are a leading global provider of industrial automation control and information products and services. Overall demand for our products is driven by:
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
     In June 2006, we announced our intention to divest our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These are the principal businesses of our former Power Systems operating segment. On November 7, 2006, we announced that we have entered into a definitive agreement to sell these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and $50 million in Baldor common stock. The transaction is subject to customary closing conditions and is expected to close on or about January 31, 2007. We expect to report a gain on the sale of approximately $900 million. These businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented. Related assets and liabilities expected to be sold through the transaction are classified as assets available for sale and liabilities associated with assets available for sale in the Condensed Consolidated Balance Sheet.
     In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. Accordingly, we reflect the results of this business as a discontinued operation for all periods presented.
     Effective October 1, 2006, we realigned our internal management reporting structure. As a result of this realignment, we now report our historical Control Systems operating segment as two new operating segments: Architecture & Software and Control Products & Solutions. The reporting structure changes include realignment of our services and solutions offerings from our former Control Systems operating segment to report through the Control Products & Solutions segment. Additionally, the drives and drives related parts and services business from our former Power Systems operating segment was also realigned to report through Control Products & Solutions. We no longer report our former Power Systems operating segment as a continuing operation as a result of our November announcement that we have agreed to sell this segment’s principal businesses. See Note 15 in our Condensed Consolidated Financial Statements for additional information about our operating segments.

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
     In the first quarter of 2007, sales to U.S. customers accounted for approximately 55 percent of our total sales. The trend of improving conditions in the U.S. manufacturing economy during 2004 and 2005 continued into the first half of 2006 and moderated somewhat in the second half of 2006 and the first quarter of 2007. The various indicators we use to gauge the direction and momentum of our served markets include:
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

     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending for all periods presented, improvement in Capacity Utilization through June 2006 and its deceleration in the following two quarters, and the sustained strength in the PMI since September 2005. While we still expect moderate growth in 2007, we are planning for a deceleration to a more sustainable level of growth in the U.S. economy in 2007.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI
Fiscal 2007
December 2006	(A)	81.8	51.4

Fiscal 2006
September 2006	172.0	82.0	52.9
June 2006	170.1	82.3	53.8
March 2006	163.4	81.4	55.2
December 2005	163.9	81.3	55.6

Fiscal 2005
September 2005	157.0	79.2	58.0

(A) Economic indicator, as published by the U.S. Department of Commerce Bureau of Economic Analysis, not available at time of filing.

Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has, in part, been driven by investment in infrastructure in developing economies, in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets. We expect strong demand in Latin America, Europe and the emerging economies in Asia Pacific during 2007.
Revenue by Geographic Region
     The table below presents our sales for the quarter ended December 31, 2006 by geographic region and the change in sales from the quarter ended December 31, 2005 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Three	Change vs. Three	Rates vs. Three
	Months Ended	Months Ended	Months Ended
	Dec. 31, 2006(1)	Dec. 31, 2005	Dec. 31, 2005(2)
United States	$634.7	2%	2%
Canada	76.4	(2)%	(5)%
Europe, Middle East and Africa	229.5	23%	15%
Asia-Pacific	134.7	9%	5%
Latin America	71.0	17%	16%

Total Sales	$1,146.3	7%	5%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	See Supplemental Information for information on this non-GAAP measure.
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
     In transportation, factors such as plant closings, customer investment in new model introductions and more flexible manufacturing technologies affect our sales. While our global automotive revenue was flat in 2006, our historic North American automotive customers experienced a significant slowdown during the second half of the year. This had a negative impact on sales and operating earnings of our Architecture & Software segment, primarily on sales of our Logix and PLC products. We did not observe any recovery in the first quarter of 2007, nor do we anticipate any recovery for the remainder of 2007.
     Our customers in basic materials industries, including mining, aggregates, metals, forest products and cement, all benefit from higher commodity prices and higher global demand for basic materials, both of which encourage investment in capacity and productivity in these industries.

ROCKWELL AUTOMATION, INC.
Industry Views — (Continued)
     As energy prices rise, customers in the oil and gas industry increase their investment in production and transmission capacity. In addition, higher energy prices have historically caused customers across all industries to consider investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls.
Outlook for 2007
     The following is a summary of our key objectives for 2007:
•	Successfully complete the divestiture of the principal businesses of our former Power Systems operating segment;

•	Execute our cost productivity initiatives;

•	Continue our globalization efforts with a particular focus on emerging markets; and

•
Sustain the growth of our integrated control and information architecture by accelerating the proliferation and adoption rate, enhancing features and functionality, aggressively pursuing growth in an expanded addressable market and enhancing our market access.

     We made progress toward each of these objectives during the first quarter of 2007. Our outlook for 2007 assumes a certain amount of cost productivity during the year, which includes workforce reductions and facility rationalization. These actions are consistent with the planned divestiture of most of our former Power Systems operating segment and our globalization and cost productivity efforts.
     Our outlook for 2007 is based on expected demand and assumes sustained momentum outside of the U.S. and Canada, where we expect to see slower rates of growth than in the previous three years. Our outlook also assumes sustained momentum across most industrial end markets. The actual growth reported in any particular quarter may outperform or lag that trend. This oscillation of performance around a trend is attributed to the inherent variability in our business with short lead times and minimal backlog in our non-project businesses. Extrapolation of growth rates or levels of profitability from any one quarter can lead to incorrect conclusions about future performance. In particular, we typically experience seasonality of our customers’ capital spending in our second fiscal quarter. This can result in lower daily sales volume and less profitable revenue mix when compared sequentially to our first quarter.
     As of the date of filing this report, we are updating our full year 2007 outlook to reflect both our performance in the quarter ended December 31, 2006 and better full year visibility, including additional information regarding our Power Systems divestiture. We now expect to grow revenue in 2007 by 7 to 8 percent, consistent with our long-term growth trend. As of the date hereof, we also expect full year 2007 diluted earnings per share to be in the range of $3.70 to $3.90. This includes an expected effective income tax rate that will average about 30 to 31 percent for the full year, excluding the effect of acquisitions, divestitures or other items separately reported net of their related tax effects. This tax rate assumes continued execution of our globalization strategy. We also plan to generate free cash flow approximately equal to net income. This guidance incorporates the planned divestiture of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, but does not include the income tax benefit recognized in the first quarter of 2007 or the gain we expect to recognize in the second quarter of 2007, in each case with respect to the sale of these businesses.
     Earnings guidance that excludes the income tax benefit and the gain on sale from the Power Systems divestiture is a non-GAAP financial measure. Management believes this provides useful information to investors because it reflects the after tax performance from our businesses’ operating activities during the period owned. Management uses earnings guidance excluding this tax benefit and gain on sale associated with the divestiture to measure total company performance for its businesses’ operating activities during the year. Earnings guidance excluding these items is calculated as: fiscal 2007 projected net income less the income tax benefit and the gain on sale from the Power Systems divestiture (net of tax).

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
2007 First Quarter Compared to 2006 First Quarter

	Three Months Ended
	December 31,
	2006	2005
Sales
Architecture & Software	$529.0	$497.3
Control Products & Solutions	617.3	572.4

Total	$1,146.3	$1,069.7

Segment Operating Earnings
Architecture & Software	$147.3	$144.7
Control Products & Solutions	79.7	67.1

Purchase accounting depreciation and amortization	(2.7)	(2.3)
General corporate — net	(19.0)	(22.0)
Interest expense	(18.4)	(13.1)
Income tax provision	(56.0)	(50.5)

Income from continuing operations	130.9	123.9

Discontinued operations	298.2	21.8

Net income	$429.1	$145.7

Diluted earnings per share:
Continuing operations	$0.76	$0.68
Discontinued operations	1.74	0.12

Net income	$2.50	$0.80

Diluted weighted average outstanding shares	171.4	182.3

     See Note 15 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.
   Sales
     Sales increased 7 percent compared to the first quarter of 2006. The effect of currency translation added 2 percentage points to the growth rate. Sales in the U.S increased 2 percent in the first quarter of 2007 with strength in the West and South, offset by continued weakness in the Great Lakes region. International sales increased 9 percent, excluding the effect of currency translation. We continued to see strong growth in Europe and Latin America; however, we saw weaker results in Asia-Pacific and Canada. Sales into resource-based end markets continued to pace growth, but against difficult year-ago comparisons, and sales into consumer-facing industries grew at about our average growth rate. Sales to the global automotive industry were down slightly due to the continued weakness in our important Detroit customer base.
     We have a significant number of diverse organic growth opportunities and the means to have internally funded them. From this position, we can generate good results even if execution is mixed in any one period. While our growth rate in the first quarter of 2007 indicates that execution was not uniform across the Company, we are steadily improving our ability to increase revenue in emerging economies, in consumer-facing industries and from our integrated control and information platform.
   General Corporate-Net
     General corporate expenses were $19.0 million in the first quarter of 2007 compared to $22.0 million in the first quarter of 2006. The decrease is primarily due to the timing of charitable contributions during the quarter.
   Interest Expense
     Interest expense was $18.4 million in the first quarter of 2007 compared to $13.1 million in the first quarter of 2006. The increase was due to higher commercial paper borrowings outstanding during the quarter and higher interest rates associated with our interest rate swap (see Note 9 in the Condensed Consolidated Financial Statements).

ROCKWELL AUTOMATION, INC.
2007 First Quarter Compared to 2006 First Quarter — (Continued)
   Income Taxes
     The effective tax rate for the first quarter of 2007 was 30 percent compared to 29 percent in the first quarter of 2006. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent due to the resolution of various tax matters, lower non-U.S. tax rates, Foreign Sales Corporation and Extra Territorial Income tax benefits and other provision adjustments.
   Income from Continuing Operations
     Income from continuing operations increased 6 percent to $130.9, compared to the first quarter of 2006. The increase is due to higher volume, productivity efforts, price, lower pension expense and lower charitable contributions, partially offset by inflation, higher spending on globalization and market expansion, higher interest expense, a higher effective tax rate and product mix.
   Discontinued Operations
     Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment. Power Systems sales in the first quarter of 2007 were $248.1 million, an increase of 11 percent compared to sales of $224.2 million in the first quarter of 2006. Operating earnings were $53.2 million, an increase of 45 percent compared to $36.7 million in the first quarter of 2006. Operating earnings in 2007 included the benefit of discontinuing depreciation and amortization of $5.7 million ($3.8 million after tax, or $0.02 per diluted share) during the period held for sale.
     The tax rate applied to our discontinued operations was approximately 33 percent. This rate reflects that most of the taxable income from discontinued operations is generated in higher tax jurisdictions. The income tax benefit of $264.0 million on pending divestiture represents recognition of a deferred tax asset on the difference between our tax basis in the stock of the Power Systems subsidiaries that are being sold and the book value of their net assets as well as the reversal of the deferred tax liabilities that will not be realized due to the stock sale. In accordance with the FASB Emerging Issues Task Force Issue 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the tax benefit is recognized upon classification of the subsidiaries as a discontinued operation.
     See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.
Architecture & Software

			Increase
(in millions, except percentages)	2007	2006	(Decrease)

Sales	$529.0	$497.3	$31.7

Segment operating earnings	147.3	144.7	2.6

Segment operating margin	27.8%	29.1%	(1.3) pts

   Sales
     Sales by the Architecture & Software operating segment increased 6 percent in the first quarter of 2007 compared to the first quarter of 2006. Our Logix platform business grew by 11 percent during the quarter, led by strength in the U.S. and Europe, but hindered by results in Asia Pacific and Canada.
   Operating Earnings
     Architecture & Software operating earnings increased 2 percent in the first quarter of 2007 compared to the first quarter of 2006. Earnings increased due to higher volume, productivity efforts, price and lower pension expense, nearly offset by inflation, higher spending on globalization and market expansion, and product mix.

ROCKWELL AUTOMATION, INC.
2007 First Quarter Compared to 2006 First Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2007	2006	Increase

Sales	$617.3	$572.4	$44.9

Segment operating earnings	79.7	67.1	12.6

Segment operating margin	12.9%	11.7%	1.2 pts

Sales
     Sales of our Control Products & Solutions operating segment increased 8 percent in the first quarter of 2007 compared to the first quarter of 2006.
Operating Earnings
     Segment operating earnings of our Control Products & Solutions operating segment increased due to productivity efforts, higher volume, lower pension expense and price, partially offset by inflation and product mix.

ROCKWELL AUTOMATION, INC.
Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended
	December 31,
	2006	2005
Cash provided by (used for):
Operating activities	$98.2	$(221.8)
Investing activities	(27.1)	41.8
Financing activities	(69.3)	(110.6)
Effect of exchange rate changes on cash	5.9	(3.7)

Cash provided by (used for) continuing operations	$7.7	$(294.3)

The following table summarizes free cash flow (in millions):

Cash provided by (used for) continuing operating activities	$98.2	$(221.8)
Capital expenditures of continuing operations	(29.2)	(22.7)
Excess income tax benefit from the exercise of stock options	4.7	11.3
Cash provided by discontinued operating activities	22.5	21.8
Capital expenditures of discontinued operations	(4.0)	(4.5)

Free cash flow	$92.2	$(215.9)

     Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R) (see Note 2 to the Condensed Consolidated Financial Statements), which requires that we report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to consistently classify all cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.
     Free cash flow was a source of $92.2 million for the three months ended December 31, 2006 compared to a use of $215.9 million for the three months ended December 31, 2005. The increase in free cash flow was largely the result of the $450 million voluntary contribution to our U.S. qualified pension plan trust in the first quarter of 2006, compared to $8.0 million of voluntary contributions in the first quarter of 2007.
     Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding were $530.0 million at December 31, 2006. The weighted average interest rate on those borrowings was 5.4 percent. At September 30, 2006, commercial paper borrowings outstanding were $219.0, with a weighted average interest rate of 5.4 percent. The increase in our commercial paper outstanding is due to stock repurchases and working capital needs arising during the quarter.
     In October 2005, we contributed $450 million to our U.S. qualified pension trust. We funded the contribution with a combination of cash on hand and $300 million of commercial paper borrowings. In November 2005, we sold 8 owned properties used in continuing operations in a sale-leaseback transaction for net cash proceeds of approximately $89.9 million. We also sold 16 properties used in discontinued operations in the sale-leaseback transaction for net cash proceeds of $57.6 million. We used the cash proceeds to repay commercial paper borrowings.
     We repurchased approximately 5.6 million shares of our common stock in the first quarter of 2007, of which 340,000 shares did not settle until January 2007. The total cost of these shares was $351.1 million, of which $21.0 million was recorded in accounts payable at December 31, 2006. This is compared to purchases of approximately 3.5 million shares at a cost of $201.1 million in the first quarter of 2006. We anticipate continuing to repurchase stock in 2007, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At December 31, 2006, we had approximately 3.0 million shares remaining for stock repurchases under existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
     We expect to receive after tax net cash proceeds of approximately $1.5 billion from our Power Systems divestiture. We expect future uses of cash to include repayments of short-term borrowings, repurchases of common stock, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. We expect capital expenditures from continuing operations in 2007 to be about $145 million. We expect to fund these future uses of cash with the proceeds from our Power Systems divestiture, existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 39.2 percent at December 31, 2006 and 33.5 percent at September 30, 2006.
     In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility that replaced our then existing $675.0 million unsecured credit facilities. In September 2006 we entered into a 364-day $250.0 million unsecured revolving credit facility. Both credit facilities remain in effect and we had not drawn down under either of them at December 31, 2006 or September 30, 2006. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at December 30, 2006 and September 30, 2006. In addition to our $600.0 million and $250.0 million credit facilities, short-term unsecured credit facilities of approximately $118.8 million at December 31, 2006 were available to foreign subsidiaries.
     The following is a summary of our credit ratings as of December 31, 2006:

	Short Term	Long Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Positive
Fitch Ratings	F1	A	Stable
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
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at December 31, 2006, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information
     We translate sales of subsidiaries operating outside of the United States using exchange rates during the respective period. Therefore, reported sales are affected by changes in currency rates, which are outside our control. We believe that sales excluding the effect of changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates. We use sales excluding the effect of changes in currency exchange rates to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates as were in effect the preceding year. We attribute sales to the geographic regions based on the country of destination.
     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2005
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States	$634.7	$(0.6)	$634.1	$620.7
Canada	76.4	(2.6)	73.8	77.7
Europe, Middle East and Africa	229.5	(14.9)	214.6	186.4
Asia-Pacific	134.7	(4.8)	129.9	124.0
Latin America	71.0	(0.5)	70.5	60.9

Total Company Sales	$1,146.3	$(23.4)	$1,122.9	$1,069.7

     The following is a reconciliation of our reported sales by operating segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	December 31, 2006			December 31, 2005
Sales
Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
Architecture & Software	$529.0	$(11.8)	$517.2	$497.3
Control Products & Solutions	617.3	(11.6)	605.7	572.4

Total Company Sales	$1,146.3	$(23.4)	$1,122.9	$1,069.7

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
     We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at December 31, 2006, there has been no material change to this information, except as follows:
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2009. Based on the funded status of our pension and postretirement benefit plans as reported in our Annual Report on Form 10-K dated September 30, 2006, we would have recorded approximately a 15 percent decrease in shareowners’ equity had SFAS 158 been effective at that date. It is unlikely that FAS 158 will affect our results of operations, our loan covenant compliance or our other financial arrangements. The ultimate effect on our financial statements is dependent upon the discount rate at our fiscal 2007 measurement date (June 30, 2007) and actual returns on our pension plan assets during the year.
Recent Accounting Pronouncements
     See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3.            Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at December 31, 2006, there has been no material change to this information.
Item 4.            Controls and Procedures
Disclosure Controls and Procedures: We, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the fiscal quarter covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the fiscal quarter covered by this report, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the first quarter of 2007, we implemented the manufacturing, logistics, and non-manufacturing purchasing processes and functionality of the system to one of our businesses. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2007-2010.
There have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.        OTHER INFORMATION
Item 1.            Legal Proceedings
Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at December 31, 2006, there has been no material change to this information, except that the sections entitled “Rocky Flats Plant” and “Asbestos” are updated in their entirely as follows:
Rocky Flats Plant. The former Rockwell International Corporation (RIC) operated the Rocky Flats Plant (the Plant), Golden, Colorado, from 1975 through December 1989 for the Department of Energy (DOE). Incident to Boeing’s acquisition of RIC in 1996, we assumed and agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the Plant to the extent such liability is not assumed or indemnified by the government, and RIC and Boeing assigned to us the right to any reimbursements or other proceeds to which they might be entitled under RIC’s Rocky Flats contracts with the DOE.

ROCKWELL AUTOMATION, INC.
Item 1.            Legal Proceedings — (Continued)
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
On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant (and seeking treble damages and forfeitures). On December 6, 1995, the DOE notified RIC that it would no longer reimburse costs incurred by RIC in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. If the judgment is affirmed on appeal, Mr. Stone will also be entitled to an award of attorneys’ fees but the court refused to award fees until appeals from the judgment have been exhausted. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, RIC filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that Mr. Stone is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. On January 4, 2006, the 10th Circuit Court of Appeals denied en banc review, and on September 25, 2006 the Supreme Court granted our petition for certiorari. The Supreme Court heard argument on our appeal on December 5, 2006. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and RIC has filed a claim with the DOE seeking reimbursement that is described more fully below. We believe that an outcome adverse to RIC will not have a material effect on our business or financial condition.
On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On January 18, 2007, the Court entered judgment in our favor, which will require DOE to pay us $3.1 million, plus interest since 1991. This judgment remains subject to appeal. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Energy Board of Contract Appeals. Both parties have filed motions for summary judgment.
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
In addition, when our products appear to be identified, in some cases they are from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify against asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which is expected to occur on or about January 31, 2007. But in all cases, for those claimants who do show that they worked with our products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of our products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
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
Item 1A.        Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at December 31, 2006 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2006:

			Total Number
			of Shares	Maximum Number
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
October 1 - 31, 2006	692,800	$62.17	692,800	4,900,000
November 1 - 30, 2006	2,520,000	63.37	2,520,000	2,380,000
December 1 - 31, 2006	2,380,000	62.31	2,380,000	3,000,000

Total	5,592,800	62.77	5,592,800

(1)	Average price paid per share includes brokerage commissions.

(2)
On September 6, 2006, we initiated a 9 million share repurchase program effective through September 30, 2007. This program was approved by our Board of Directors, and replaced our former 9 million share repurchase program in effect since September 8, 2005. At the time we terminated and replaced our former repurchase program, no shares remained subject to repurchase under the former program. On December 6, 2006, the Board of Directors approved the repurchase by us of 3 million shares between December 29, 2006 and December 31, 2007. This is in addition to the 9 million share repurchase program authorized in September 2006. Our repurchase programs allow management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.
Item 6.            Exhibits

(a) Exhibits:

Exhibit 10.1*	-	Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2007, contained in the Company’s Current Report on Form 8-K dated December 12, 2006, is hereby incorporated by reference.

Exhibit 10.2	-	Purchase Agreement, dated as of November 6, 2006, by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Reliance S.A. de C.V., Rockwell Automation GmbH (formerly known as Rockwell International GmbH) and Baldor Electric Company, contained in the Company’s Current Report on Form 8-K dated November 9, 2006, is hereby incorporated by reference.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2006.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date: January 26, 2007	By	/s/ James V. Gelly

James V. Gelly
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: January 26, 2007	By	/s/ David M. Dorgan

David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2006.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.