Form 10-Q
period 2007-03-31
ROCKWELL AUTOMATION INC
filed 2007-04-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007      Commission file number 1-12383
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1201 South Second Street,
Milwaukee, Wisconsin	53204
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
157,754,396 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2007.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,119.6	$408.1
Receivables	847.7	743.6
Inventories	454.0	411.5
Deferred income taxes	171.2	160.4
Other current assets	176.5	113.0
Assets available for sale (Note 13)	—	351.4

Total current assets	2,769.0	2,188.0

Property, net	474.3	468.5
Goodwill	719.4	693.8
Other intangible assets, net	150.5	126.1
Prepaid pension	596.5	596.6
Other assets	107.2	110.2
Assets available for sale (Note 13)	—	552.2

TOTAL	$4,816.9	$4,735.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$3.6	$219.0
Current portion of long-term debt	345.6	—
Accounts payable	384.4	395.7
Compensation and benefits	134.6	167.7
Income taxes payable	241.9	51.0
Other current liabilities	453.5	348.4
Liabilities associated with assets available for sale (Note 13)	—	111.5

Total current liabilities	1,563.6	1,293.3

Long-term debt	408.9	748.2
Retirement benefits	296.7	322.6
Deferred income taxes	85.8	75.5
Other liabilities	277.0	236.1
Liabilities associated with assets available for sale (Note 13)	—	141.5

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,214.8	1,193.6
Retained earnings	3,898.9	2,856.2
Accumulated other comprehensive loss	(53.3)	(75.3)
Common stock in treasury, at cost (shares held:
March 31, 2007, 58.6; September 30, 2006, 45.6)	(3,091.9)	(2,272.7)

Total shareowners’ equity	2,184.9	1,918.2

TOTAL	$4,816.9	$4,735.4

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales	$1,206.5	$1,121.0	$2,352.8	$2,190.7
Cost of sales	(732.0)	(645.1)	(1,380.7)	(1,265.5)

Gross profit	474.5	475.9	972.1	925.2

Selling, general and administrative expenses	(325.6)	(290.3)	(618.7)	(555.2)
Other income	10.8	4.6	11.6	7.7
Interest expense	(16.3)	(14.0)	(34.7)	(27.1)

Income from continuing operations before income taxes	143.4	176.2	330.3	350.6
Income tax provision	(36.3)	(51.0)	(92.3)	(101.5)

Income from continuing operations	107.1	125.2	238.0	249.1

Income from discontinued operations
Income from discontinued operating activities of Power Systems	7.5	25.7	42.3	47.8
Gain on sale of Power Systems (Note 13 and 14)	603.2	—	867.2	—
Other	11.5	(4.4)	10.9	(4.7)

Income from discontinued operations	622.2	21.3	920.4	43.1

Net income	$729.3	$146.5	$1,158.4	$292.2

Basic earnings per share:

Continuing operations	$0.66	$0.71	$1.44	$1.40
Discontinued operations	3.86	0.12	5.58	0.24

Net income	$4.52	$0.83	$7.02	$1.64

Diluted earnings per share:

Continuing operations	$0.65	$0.69	$1.42	$1.37
Discontinued operations	3.80	0.12	5.49	0.24

Net income	$4.45	$0.81	$6.91	$1.61

Cash dividends per share	$0.29	$0.225	$0.58	$0.45

Weighted average outstanding shares:

Basic	161.2	177.2	165.0	178.0

Diluted	163.8	180.7	167.6	181.5

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2007	2006
Continuing Operations:
Operating Activities:

Net income	$1,158.4	$292.2
Income from discontinued operations	920.4	43.1

Income from continuing operations	238.0	249.1

Adjustments to arrive at cash provided by (used for) operating activities:
Depreciation	46.9	49.7
Amortization of intangible assets	10.8	10.6
Share-based compensation expense	14.7	12.5
Retirement benefits expense	22.4	44.2
Pension trust contributions	(19.7)	(460.9)
Net gain on disposition of property	(0.1)	(2.6)
Income tax benefit from the exercise of stock options	0.7	0.8
Excess income tax benefit from the exercise of stock options	(9.0)	(38.3)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(60.5)	(38.2)
Inventories	(38.7)	(30.0)
Accounts payable	4.8	2.3
Compensation and benefits	(36.0)	(52.4)
Income taxes	(56.8)	142.6
Other assets and liabilities	88.9	16.4

Cash Provided by (Used for) Operating Activities	206.4	(94.2)

Investing Activities:

Capital expenditures	(53.2)	(49.3)
Acquisition of businesses	(44.6)	(32.9)
Proceeds from sale of property and business	1,744.7	107.3
Other investing activities	(2.3)	(6.4)

Cash Provided by Investing Activities	1,644.6	18.7

Financing Activities:

Net (repayment) issuance of short-term debt	(215.8)	101.0
Cash dividends	(96.1)	(80.2)
Purchases of treasury stock	(880.5)	(290.5)
Proceeds from the exercise of stock options	23.9	47.7
Excess income tax benefit from the exercise of stock options	9.0	38.3
Other financing activities	(0.3)	0.3

Cash Used for Financing Activities	(1,159.8)	(183.4)

Effect of exchange rate changes on cash	8.5	(1.1)

Cash Provided by (Used for) Continuing Operations	699.7	(260.0)

Discontinued Operations:
Cash Provided by Discontinued Operating Activities	19.1	51.1
Cash (Used for) Provided by Discontinued Investing Activities	(6.5)	47.6
Cash Used for Discontinued Financing Activities	(0.8)	(0.7)

Cash Provided by Discontinued Operations	11.8	98.0

Increase (Decrease) in Cash and Cash Equivalents	711.5	(162.0)
Cash and Cash Equivalents at Beginning of Period	408.1	459.0

Cash and Cash Equivalents at End of Period	$1,119.6	$297.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the updates to certain sections thereof contained in our Current Report on Form 8-K filed on April 27, 2007. The results of operations for the three- and six-month periods ended March 31, 2007 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

On January 31, 2007, we completed the divestiture of our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor Electric Company (Baldor). These were the principal businesses of our former Power Systems operating segment. These businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. ElectroCraft is reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

Effective October 1, 2006, we realigned our internal management reporting structure. As a result of this realignment, we now report our historical Control Systems operating segment as two new operating segments: Architecture & Software and Control Products & Solutions. Additionally, the drives and drives related parts and services business from our former Power Systems operating segment was also realigned to report through the Control Products & Solutions segment. We no longer report our former Power Systems operating segment as a continuing operation as a result of the sale of this segment’s principal businesses on January 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and commercial paper with original maturities of three months or less at the time of purchase. For the quarter ended March 31, 2007, cash and cash equivalents include investments in commercial paper with original maturities of up to 120 days at the time of purchase, with remaining maturities of less than 90 days.

Receivables

Receivables are stated net of allowances for doubtful accounts of $12.2 million at March 31, 2007 and $11.2 million at September 30, 2006. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.8 million at March 31, 2007 and $8.5 million at September 30, 2006.

Income Taxes

At the end of each interim reporting period, we estimate a base effective tax rate, which is the effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects. We recognize the tax effect of significant unusual or extraordinary items or items that are reported net of their related tax effects in the period in which they occur.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies – (Continued)

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and six months ended March 31, 2007, share-based compensation awards of 1.4 million and 1.7 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2006, share-based compensation awards of 1.0 million and 1.3 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average outstanding shares
Basic weighted average outstanding shares	161.2	177.2	165.0	178.0
Effect of dilutive securities
Stock options	2.5	3.4	2.5	3.4
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average outstanding shares	163.8	180.7	167.6	181.5

Non-Cash Financing Activities

During the quarter ended March 31, 2007, we repurchased 96,839 shares of our common stock for $5.8 million that did not settle until April 2007. In September 2006, we repurchased 359,200 shares of our common stock for $20.6 million that did not settle until October 2006. These outstanding purchases were recorded in accounts payable at March 31, 2007 and September 30, 2006.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 is effective for us beginning in fiscal 2009. We do not believe SFAS 159 will have a material effect on our financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies – (Continued)

Recent Accounting Pronouncements – (Continued)

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

Effective October 1, 2005, we adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $7.7 million and $14.7 million in share-based compensation expense in income from continuing operations during the three- and six-months ended March 31, 2007, respectively. We recognized $6.7 million and $12.5 million in share-based compensation expense in income from continuing operations during the three- and six-months ended March 31, 2006, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares granted to all employees and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Six Months Ended March 31,
	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	1,155	$20.02	1,527	$17.33
Performance shares	99	72.24	143	63.24
Restricted stock awards	52	63.12	85	56.86

Total shares granted	1,306	25.70	1,755	22.99

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Acquisitions

In February 2007, our Control Products & Solutions segment acquired ProsCon Holdings Ltd., a process solutions systems integrator headquartered in Ireland. Its areas of expertise include process technology and control systems and information technology, and it serves customers primarily in the pharmaceutical and biotechnology industries.

In January 2006, our Control Products & Solutions segment acquired Caribbean Integration Engineers, Inc. (CIE). CIE offers engineering services in control systems integration, process automation, computer system validation and IT solutions. In December 2005, our Architecture & Software segment acquired Datasweep, Inc., a provider of production management software.

The results of operations of these businesses have been included in the Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the effects of these acquisitions are not material to our results of operations and financial position.

4.	Inventories
Inventories consist of (in millions):

	March 31,	September 30,
	2007	2006
Finished goods	$142.5	$132.6
Work in process	113.0	98.7
Raw materials, parts, and supplies	198.5	180.2

Inventories	$454.0	$411.5

We report inventories net of the allowance for excess and obsolete inventory of $33.9 million at March 31, 2007 and $31.4 million at September 30, 2006.
5.	Property

Property consists of (in millions):

	March 31,	September 30,
	2007	2006
Land	$6.0	$5.1
Buildings and improvements	253.0	243.5
Machinery and equipment	1,265.0	1,227.9
Construction in progress	43.0	39.2

Total	1,567.0	1,515.7
Less accumulated depreciation	(1,092.7)	(1,047.2)

Property, net	$474.3	$468.5

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2007 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total
Balance as of September 30, 2006	$328.2	$365.6	$693.8
Acquisition of business	—	14.3	14.3
Translation and other	4.1	7.2	11.3

Balance as of March 31, 2007	$332.3	$387.1	$719.4

Other intangible assets consist of (in millions):

	March 31, 2007
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$139.0	$78.1	$60.9
Other	68.2	22.4	45.8

Total amortized intangible assets	207.2	100.5	106.7
Intangible assets not subject to amortization	43.8	—	43.8

Total	$251.0	$100.5	$150.5

	September 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	131.3	69.9	61.4
Other	38.0	19.0	19.0

Total amortized intangible assets	169.3	88.9	80.4
Intangible assets not subject to amortization	45.7	—	45.7

Total	$215.0	$88.9	$126.1

The increase in other intangible assets results primarily from our preliminary purchase price allocation associated with our acquisition of ProsCon Holdings Ltd.

The Allen-Bradley® trademark has been determined to have an indefinite life, and therefore is not subject to amortization.

Estimated amortization expense is $26.6 million in 2007, $26.5 million in 2008, $20.3 million in 2009, $11.6 million in 2010 and $10.1 million in 2011.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2007 and concluded that no impairments exist.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	March 31,	September 30,
	2007	2006
Advance payments from customers and deferred revenue	$135.6	$98.7
Customer returns, rebates and incentives	104.8	102.7
Unrealized losses on foreign exchange contracts	14.4	8.5
Product warranty obligations	38.1	37.1
Taxes other than income taxes	37.1	34.7
Special charges (Note 16)	30.8	—
Other	92.7	66.7

Other current liabilities	$453.5	$348.4

8.	Product Warranty Obligations

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

Changes in the product warranty obligations for the six months ended March 31, 2007 and 2006 are (in millions):

	Six Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$37.1	$33.0
Warranties recorded at time of sale	21.2	21.7
Adjustments to pre-existing warranties	(0.1)	(0.3)
Payments	(20.1)	(21.6)

Balance at end of period	$38.1	$32.8

9.	Debt

Long-term debt consists of (in millions):

	March 31,	September 30,
	2007	2006
6.15% notes, payable in 2008	$345.6	$343.2
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Long-term debt of foreign subsidiaries	3.6	—
Unamortized discount	(44.7)	(45.0)

Subtotal	754.5	748.2
Less current portion	(345.6)	—

Long-term debt	$408.9	$748.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Debt – (Continued)

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.79 percent at March 31, 2007 and 8.02 percent at September 30, 2006. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at March 31, 2007 and September 30, 2006. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $4.4 million at March 31, 2007 and a liability of $6.8 million at September 30, 2006.

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at March 31, 2007 or September 30, 2006. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at March 31, 2007 and September 30, 2006. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $122.3 million at March 31, 2007 were available to foreign subsidiaries.

On September 29, 2006, we entered into a 364-day $250.0 million unsecured revolving credit facility. We terminated this facility effective March 30, 2007, as we no longer considered the liquidity provided by this facility to be necessary.

There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three- and six-months ended March 31, 2007 and 2006 were not significant.

Our short-term debt obligations at September 30, 2006 primarily related to commercial paper borrowings. We had no commercial paper borrowings outstanding at March 31, 2007 and $219.0 million of commercial paper borrowings outstanding at September 30, 2006. At September 30, 2006 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.4 percent and three days, respectively.

10.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$13.3	$16.2	$26.6	$32.4
Interest cost	29.0	26.3	58.0	52.6
Expected return on plan assets	(36.9)	(35.1)	(73.8)	(70.2)
Amortization:
Prior service cost	(1.2)	(1.0)	(2.4)	(2.0)
Net actuarial loss	5.9	11.0	11.8	22.0

Net periodic benefit cost	$10.1	$17.4	$20.2	$34.8

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Retirement Benefits – (Continued)

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$0.8	$1.4	$1.6	$2.8
Interest cost	2.4	3.0	4.8	6.0
Amortization:
Prior service cost	(4.1)	(2.6)	(8.2)	(5.2)
Net actuarial loss	2.0	2.9	4.0	5.8

Net periodic benefit cost	$1.1	$4.7	$2.2	$9.4

Excluded from this net periodic benefit cost table but included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $1.9 million and $3.1 million and pre-tax other postretirement benefit cost of $2.7 million and $4.1 million for the three months ended March 31, 2007 and March 31, 2006, respectively. Excluded from this net periodic benefit cost table but included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $3.3 million and $6.1 million and pre-tax other postretirement benefit cost of $4.7 million and $8.3 million for the six months ended March 31, 2007 and March 31, 2006, respectively. Also in the three months ended March 31, 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.2 million and an additional other postretirement benefits settlement gain of $11.4 million related to the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses that is reflected in Income from discontinued operations in the Condensed Consolidated Statement of Operations. We retained the pension liability related to the eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees after the date of sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with these businesses.

In the first six months of 2007 and 2006, we made a voluntary contribution of $8.0 million and $450.0 million, respectively, to our U.S. qualified pension plan trust, which increased our prepaid pension asset in the Condensed Consolidated Balance Sheet. We made both the 2007 and 2006 contributions in the first quarter.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income	$729.3	$146.5	$1,158.4	$292.2
Other comprehensive income:
Currency translation adjustments	5.0	10.5	26.2	(2.0)
Net unrealized (losses) gains on cash flow hedges	(2.1)	(4.3)	(6.4)	2.0
Unrealized gains on investment securities	3.8	0.9	3.6	0.6
Other	(1.2)	(0.3)	(1.4)	0.4

Other comprehensive income	5.5	6.8	22.0	1.0

Comprehensive income	$734.8	$153.3	$1,180.4	$293.2

Unrealized gains on investment securities includes unrealized income of $3.9 million at March 31, 2007 related to our investment in Baldor common stock acquired in the sale of the principal businesses of our former Power Systems operating segment. The investment is recorded in other current assets as an available-for-sale security, with a fair value at March 31, 2007 of $59.6 million. Under the terms of our agreement with Baldor, we are generally not permitted to publicly sell or distribute this investment for six months following the close of the sale.

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

We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. The great bulk of the complaints, however, do not identify any of our products or specify which of these claimants, if any, were exposed to asbestos attributable to our products; and past experience has shown that the vast majority of the claimants will never identify any of our products. In addition, when our products appear to be identified, in some cases they are from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. But in all cases, for those claimants who do show that they worked with our products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of our products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Commitments and Contingent Liabilities – (Continued)

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

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for all damages related to certain legal, legacy environmental and asbestos matters of these businesses arising prior to January 31, 2007. We estimate the potential future payments we could incur under these indemnifications may approximate $32.5 million, of which $26.8 million has been accrued as of March 31, 2007.

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

Environmental Matters

During the three-months ended March 31, 2007, we increased our environmental accruals by $13.7 million ($8.5 million after tax or $0.05 per diluted share) as a result of an anticipated legal settlement during the quarter and changes in estimated remediation costs at three sites as a result of new information. As of March 31, 2007, we have recorded accruals for environmental matters of $77.2 million, of which $27.7 million relates to conditional asset retirement obligations.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Commitments and Contingent Liabilities — (Continued)

Lease Commitments

Our minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $265.2 million as of March 31, 2007 and are payable as follows (in millions):

2007 (6 months)	$31.8
2008	56.0
2009	41.1
2010	27.0
2011	23.2
Beyond 2011	86.1

Total	$265.2

Most of our operating leases contain renewal options for varying periods, and certain leases include options to purchase the leased property. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $9.0 million as of March 31, 2007 and are receivable through 2009 at approximately $3.3 million per year.

13.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Power Systems net income from operations	$7.5	$25.7	$42.3	$47.8
Gain on sale of Power Systems (net of tax expense of $194.7 million)	603.2	—	867.2	—
ElectroCraft net loss from operations	—	—	—	(0.3)
Loss on sale of ElectroCraft (net of tax benefit of $0.9 million)	—	(1.4)	—	(1.4)
Other	11.5	(3.0)	10.9	(3.0)

Income from discontinued operations	$622.2	$21.3	$920.4	$43.1

Power Systems
On January 31, 2007, we sold our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor for $1.8 billion, comprised of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. The results of operations and gain on sale of these businesses are reported in income from discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets available for sale and liabilities associated with assets available for sale in the Condensed Consolidated Balance Sheet at September 30, 2006.
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

Other

During the six months ended March 31, 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded income of $4.9 million ($3.0 million after tax) related to resolutions of certain of the claims associated with the former Rockwell International Corporation’s former operation of the Rocky Flats facility for the U.S. Department of Energy. We also incurred $1.7 million ($1.1 million after tax) of professional services fees related to these and other discontinued operations matters.

Summarized Results

Summarized results of Power Systems and ElectroCraft net income from operations are (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales	92.6	256.9	340.7	488.6

Income before income taxes	17.3	41.0	69.6	76.4
Income tax expense	(9.8)	(15.3)	(27.3)	(28.9)

Net income	$7.5	$25.7	$42.3	$47.5

The assets classified as available for sale and the liabilities classified as associated with assets available for sale in the Condensed Consolidated Balance Sheet are:

September 30,
2006
Cash and cash equivalents	$6.6
Receivables	135.7
Inventories	188.0
Other current assets	21.1

Current assets available for sale	$351.4

Property, net	$203.1
Goodwill	147.2
Other intangible assets, net	199.0
Other assets	2.9

Non-current assets available for sale	$552.2

Accounts payable	$74.8
Compensation and benefits	7.9
Other current liabilities	28.8

Current liabilities associated with assets available for sale	$111.5

Retirement benefits	$26.5
Deferred income taxes	79.8
Other liabilities	35.2

Non-current liabilities associated with assets available for sale	$141.5

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Income Taxes

The base tax rate determined as provided under Income Taxes in Note 1 (which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at approximately 31 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies for our continuing operations. The effective tax rate for the second quarter of 2007 was 25 percent which is lower than the base tax rate as it includes a benefit of nearly 2 percentage points related to special charges and a discrete benefit of 3 percentage points related to the resolution of various prior year federal and state tax matters recognized during the second quarter.

The tax rate applied to our discontinued operations for the six months ended March 31, 2007 was approximately 39 percent. This rate reflects that most of the taxable income from discontinued operations is generated in higher tax jurisdictions. The income tax benefit of $264.0 million recognized in the first quarter of 2007 represents a deferred tax asset on the difference between our tax basis in the stock of the Power Systems subsidiaries that were sold and the book value of their net assets as well as the reversal of the deferred tax liabilities that will not be realized due to the stock sale. In accordance with the FASB Emerging Issues Task Force Issue 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the tax benefit is recognized upon classification of the subsidiaries as a discontinued operation, which occurred in our first quarter of 2007.

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

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales
Architecture & Software	$540.3	$509.9	$1,069.3	$1,007.2
Control Products & Solutions	666.2	611.1	1,283.5	1,183.5

Total	$1,206.5	$1,121.0	$2,352.8	$2,190.7

Segment Operating Earnings
Architecture & Software	$130.4	$128.9	$277.7	$273.6
Control Products & Solutions	89.8	89.1	169.5	156.2

Total	220.2	218.0	447.2	429.8
Purchase accounting depreciation and amortization	(3.0)	(3.5)	(5.7)	(5.8)
General corporate — net (a)	(14.0)	(24.3)	(33.0)	(46.3)
Special charges	(43.5)	—	(43.5)	—
Interest expense	(16.3)	(14.0)	(34.7)	(27.1)
Income tax provision	(36.3)	(51.0)	(92.3)	(101.5)

Income from continuing operations	$107.1	$125.2	$238.0	$249.1

(a) General corporate — net includes an environmental charge of $13.2 million as discussed in Note 12. It also includes a $12.1 million dividend received from the corporate parent of the buyer of our former FirstPoint Contact business.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Segment Information — (Continued)

Identifiable assets for each of our operating segments and Corporate were (in millions):

	March 31,	September 30,
	2007	2006
Architecture & Software	$1,120.0	$1,030.0
Control Products & Solutions	1,512.7	1,391.5
Corporate	2,184.2	1,410.3

Total	$4,816.9	$3,831.8

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets. Corporate identifiable assets include shared net property balances of $154.7 million at March 31, 2007 and $144.4 million at September 30, 2006 for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment.

16.	Special Charges

During the three-months ended March 31, 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. In the Condensed Consolidated Statement of Operations, $21.8 million of the special charges were recorded in cost of sales, while $21.7 million was recorded in selling, general and administrative expenses.

Total cash expenditures in connection with these actions are expected to approximate $39.0 million. Non-cash charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million. The asset charges amounted to the full carrying value of the assets written down, as we do not expect to receive any recovery from these assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2007 and 2006, and cash flows for the six-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 30, 2006, and the related consolidated statements of operations, shareowners’ equity, cash flows and comprehensive income for the year then ended included in the Company’s Annual Report on Form 10-K filed on November 9, 2006 prior to reclassification for the discontinued operations described in Note 13 to the accompanying condensed financial statements (not presented herein); and in our report dated November 9, 2006, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 13 that were applied to reclassify the September 30, 2006 consolidated balance sheet of the Company (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of September 30, 2006. We also audited the consolidated financial statements for the year ended September 30, 2006 (not presented herein), after giving effect to the reclassification for discontinued operations and change in reportable segments, included in the Company’s Current Report on Form 8-K filed on April 27, 2007.
As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company changed its reportable segments in October 2006. As described in Note 2 to the Condensed Consolidated Financial Statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment.”
DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
April 27, 2007

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

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our legacy and future information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials;

•	successful execution of our cost productivity and our globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
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
     On January 31, 2007, we completed the divestiture of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These were the principal businesses of our former Power Systems operating segment. We sold these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. In the six months ended March 31, 2007, we reported an after-tax gain on the sale of $867.2 million ($5.17 per diluted share). The results of operations and gain on sale of these businesses are reported in income from discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets available for sale and liabilities associated with assets available for sale in the Condensed Consolidated Balance Sheet as of September 30, 2006.
     In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. Accordingly, we reflect the results of this business as a discontinued operation for all periods presented.
     Effective October 1, 2006, we realigned our internal management reporting structure. As a result of this realignment, we now report our historical Control Systems operating segment as two new operating segments: Architecture & Software and Control Products & Solutions. Additionally, the drives and drives related parts and services business from our former Power Systems operating segment was also realigned to report through Control Products & Solutions. See Note 15 in the Condensed Consolidated Financial Statements for additional information about our operating segments.

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
     In the second quarter of 2007, sales to U.S. customers accounted for approximately 54 percent of our total sales. The trend of improving conditions in the U.S. manufacturing economy during 2004 and 2005 continued into the first half of 2006, moderated somewhat in the second half of 2006, and continued to moderate in the first half of 2007. The various indicators we use to gauge the direction and momentum of our served markets include:
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

     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending. Capacity utilization has remained at greater than 80 percent since December 2005 while the PMI has sustained a rate of over 50. We continue to expect moderate growth in the U.S. economy during 2007 with a more robust rate of growth in the second half.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI
Fiscal 2007
March 2007	$ 172.9	81.4	50.9
December 2006	170.6	81.6	51.4

Fiscal 2006
September 2006	172.0	82.0	52.7
June 2006	170.1	82.3	54.0
March 2006	163.4	81.4	55.3
December 2005	163.9	81.3	55.5

Fiscal 2005
September 2005	157.0	79.2	57.9
     Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and growing indigenous companies. Recent strength in demand has, in part, been driven by investment in infrastructure in developing economies, in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets. We expect strong demand in Latin America, Europe and some of the emerging economies in Asia Pacific during 2007.
Revenue by Geographic Region
     The table below presents our sales for the quarter ended March 31, 2007 by geographic region and the change in sales from the quarter ended March 31, 2006 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Three	Change vs. Three	Rates vs. Three
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2007(1)	Mar. 31, 2006	Mar. 31, 2006(2)
United States	$650.9	0%	0%
Canada	80.4	(7)%	(6)%
Europe, Middle East and Africa	267.8	35%	26%
Asia-Pacific	134.7	7%	3%
Latin America	72.7	19%	19%

Total Sales	$1,206.5	8%	6%

     The table below presents our sales for the six months ended March 31, 2007 by geographic region and the change in sales from the six months ended March 31, 2006 (in millions, except percentages):

			Changes
			Excluding the
			Effect of Changes
			in Currency Exchange
	Six	Change vs. Six	Rates vs. Six
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2007(1)	Mar. 31, 2006	Mar. 31, 2006(2)
United States	$1,285.6	1%	1%
Canada	156.8	(4)%	(5)%
Europe, Middle East and Africa	497.3	29%	21%
Asia-Pacific	269.4	8%	4%
Latin America	143.7	18%	17%

Total Sales	$2,352.8	7%	5%

     (1) We attribute sales to the geographic regions based upon country of destination.
     (2) See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Industry Views
     We serve customers in a wide range of industries, including consumer products, transportation, basic materials, and oil and gas.
     Our consumer products customers are engaged in the food and beverage; home and personal care; and life sciences industries. These customers’ needs include global expansion, incremental capacity from existing facilities, an increasingly flexible manufacturing environment and regulatory compliance. In addition, these customers operate in an environment where product innovation and time to market are critical factors. As a result, consumer products customers’ capital investments are generally less cyclical than those of heavy manufacturing customers.
     In transportation, factors such as plant closings, customer investment in new model introductions and more flexible manufacturing technologies affect our sales. While our global automotive revenue was flat in 2006, our historic North American automotive customers experienced a significant slowdown during the second half of 2006 and the first half of 2007. This had a negative impact on sales and operating earnings primarily in our Architecture & Software segment, related to sales of our Logix and PLC products. We are expecting the second half of 2007 to be flat as compared to the prior year.
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

     While we made progress toward each of these objectives during the first half of 2007, our execution on our productivity goals lagged our plans. We successfully completed the divestiture of our former Power Systems business on January 31, 2007. During the second quarter, we recognized a $43.5 million ($27.7 million after tax or $0.17 per diluted share) charge for various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. These actions include workforce reductions, realignment of administrative functions and rationalization and consolidation of our global operations. See Note 16 in the Condensed Consolidated Financial Statements for additional information.
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

ROCKWELL AUTOMATION, INC.
Outlook for 2007 — (Continued)
     On April 26, 2007, we updated our 2007 outlook to reflect both our performance in the quarter ended March 31, 2007 and better full year visibility. We expect both stronger revenue growth and higher operating margins in the second half of the year. We expect continued strength in Europe and Latin America, augmented by an expected recovery in U.S. demand, and expected modest improvement in Asia. We also anticipate that our operating margin will benefit from a more profitable revenue mix and higher cost productivity.
     As a result of the successful completion of the Power Systems sale, we have changed our earnings per share (EPS) guidance to EPS from continuing operations. The effect of this change is to exclude all income and the gain on sale associated with the divested Power Systems business. As of the date of this report, we expect to grow revenue in the second half of 2007 by 9 to 10 percent, with full year revenue growth rates of 8 to 9 percent. As of the date of this report, we also expect diluted EPS from continuing operations in the second half of 2007 to be in the range of $1.96 to $2.06, or $3.38 to $3.48 for the full year. Full year guidance includes special charges of $43.5 million ($27.7 million after tax, or $0.17 per share) recognized in the second quarter of 2007. We also expect to generate free cash flow from continuing operations for the second half of the year of approximately $330 million. Free cash flow from continuing operations for the full year is expected to approximate $500 million. We also expect our full year effective tax rate for continuing operations to be 28 to 29 percent, with potential variation between quarters.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Sales
Architecture & Software	$540.3	$509.9	$1,069.3	$1,007.2
Control Products & Solutions	666.2	611.1	1,283.5	1,183.5

Total	$1,206.5	$1,121.0	$2,352.8	$2,190.7

Segment Operating Earnings
Architecture & Software	$130.4	$128.9	$277.7	$273.6
Control Products & Solutions	89.8	89.1	169.5	156.2

Purchase accounting depreciation and amortization	(3.0)	(3.5)	(5.7)	(5.8)
General corporate — net	(14.0)	(24.3)	(33.0)	(46.3)
Special charges	(43.5)	—	(43.5)	—
Interest expense	(16.3)	(14.0)	(34.7)	(27.1)
Income tax provision	(36.3)	(51.0)	(92.3)	(101.5)

Income from continuing operations	107.1	125.2	238.0	249.1

Discontinued operations	622.2	21.3	920.4	43.1

Net income	$729.3	$146.5	$1,158.4	$292.2

Diluted earnings per share:
Continuing operations	0.65	0.69	1.42	1.37
Discontinued operations	3.80	0.12	5.49	0.24

Net income	$4.45	$0.81	$6.91	$1.61

Diluted weighted average outstanding shares	163.8	180.7	167.6	181.5

     See Note 15 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.
2007 Second Quarter Compared to 2006 Second Quarter

			Increase
(in millions, except per share amounts)	2007	2006	(Decrease)

Sales	$1,206.5	$1,121.0	$85.5
Income from continuing operations	107.1	125.2	(18.1)
Diluted earnings per share from continuing operations	0.65	0.69	(0.04)

   Sales
     Sales increased 8 percent compared to the second quarter of 2006. The effect of currency translation contributed 2 percentage points to the growth rate. Sales in the United States were flat compared to the second quarter of 2006. International sales increased 13 percent, excluding the effect of currency translation, with continued strength in Europe and Latin America and weaker results in Asia Pacific and Canada. Sales into resource-based end markets continued to pace growth, and sales into consumer-facing industries grew at about our average growth rate. Sales to the global automotive industry were down due to continued weakness in our important Detroit customer base.

ROCKWELL AUTOMATION, INC.
2007 Second Quarter Compared to 2006 Second Quarter — (Continued)
  General Corporate-Net
     General corporate expenses were $14.0 million in the second quarter of 2007 compared to $24.3 million in the second quarter of 2006. The decrease is primarily due to interest income on the proceeds of the Power Systems sale. Expenses during the second quarter also include a charge of $13.2 million related to environmental remediation costs at legacy company sites, partially offset by a $12.1 million dividend related to an equity investment acquired in connection with the divestiture of our FirstPoint Contact business.
   Special Charges
     Special charges of $43.5 million include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. Total cash expenditures in connection with these actions are expected to approximate $39.0 million. Non-cash special charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million.
   Interest Expense
     Interest expense was $16.3 million in the second quarter of 2007 compared to $14.0 million in the second quarter of 2006. The increase was due to higher average commercial paper borrowings outstanding during the quarter and higher interest rates associated with our interest rate swap (see Note 9 in the Condensed Consolidated Financial Statements).
   Income Taxes
     The effective tax rate for the second quarter of 2007 was 25 percent compared to 29 percent in the second quarter of 2006. The effective tax rate in the second quarter was lower than the statutory rate of 35 percent due to the effect of the tax benefit associated with the special charges, the resolution of various prior year federal and state tax matters and lower non-U.S. tax rates.
   Income from Continuing Operations
     Income from continuing operations decreased 14 percent to $107.1, compared to the second quarter of 2006. The decrease is due primarily to special charges, additional environmental charges and lower operating margins, offset by increased dividend and interest income and a lower effective tax rate. Operating margins were lower primarily due to revenue mix and the lagged execution of our productivity plans.
   Discontinued Operations
     Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment and the gain on sale of Power Systems. Net income from operating activities of Power Systems was $7.5 million in the second quarter of 2007 and $25.7 million in the second quarter of 2006. We reported an after-tax gain on the sale of Power Systems of $603.2 million ($3.68 per share) during the second quarter of 2007.
     We also reported after-tax income of $11.5 million during the second quarter of 2007 related to other discontinued operations activities, compared to a $4.4 million loss related to other discontinued operations activities in the second quarter of 2006. See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

ROCKWELL AUTOMATION, INC.
2007 Second Quarter Compared to 2006 Second Quarter — (Continued)
Architecture & Software

			Increase
(in millions, except percentages)	2007	2006	(Decrease)

Sales	$540.3	$509.9	$30.4
Segment operating earnings	130.4	128.9	1.5
Segment operating margin	24.1%	25.3%	(1.2	) pts

   Sales
     Sales by the Architecture & Software operating segment increased 6 percent in the second quarter of 2007 compared to the second quarter of 2006. The effect of currency exchange rates contributed 2 percent to the growth rate. Our Logix platform business grew by 18 percent during the quarter, led by strength in the U.S. and Europe.
   Operating Margin
     Operating margin declined by 1.2 points compared to the prior year, primarily due to revenue mix and higher spending to support growth and globalization.
Control Products & Solutions

			Increase
(in millions, except percentages)	2007	2006	(Decrease)

Sales	$666.2	$611.1	$55.1
Segment operating earnings	89.8	89.1	0.7
Segment operating margin	13.5%	14.6%	(1.1	) pts

   Sales
     Sales of our Control Products & Solutions operating segment increased 9 percent in the second quarter of 2007 compared to the second quarter of 2006. Two percentage points of the growth were due to the effect of currency exchange rates.
   Operating Margin
     Operating margin declined by 1.1 points due to revenue mix, spending to support growth and the gain on the sale of a building during the second quarter of 2006.
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

			Increase
(in millions, except per share amounts)	2007	2006	(Decrease)

Sales	$2,352.8	$2,190.7	$162.1
Income from continuing operations	238.0	249.1	(11.1)
Diluted earnings per share from continuing operations	1.42	1.37	0.05

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006 – (Continued)
  Sales
     Sales increased 7 percent in the first six months of 2007 compared to the first six months of 2006. Excluding the effect of changes in currency exchange rates, sales increased by 5 percent. Sales in the United States for the first six months of 2007 increased 1 percent compared to the first six months of 2006. Strong sales growth continued in Europe and Latin America, which reported growth rates of 21 percent and 17 percent, respectively, excluding the effect of foreign exchange rates. Weak results occurred in Asia Pacific and Canada; Asia Pacific sales grew by 4 percent excluding the effect of currency exchange rates, while Canada reported a decline in growth of 5 percent excluding the effect of currency exchange rates. Sales into resource-based end markets continued to pace growth, and sales into consumer-facing industries grew at about our average growth rate. Sales to the global automotive industry were down due to continued weakness in our important Detroit customer base.
  General Corporate – Net
     General corporate expenses were $33.0 million in the first six months of 2007 compared to $46.3 million in 2006. The decrease is primarily due to interest income on the proceeds of the Power Systems sale. Expenses during the first six months of 2007 also include a charge of $13.2 million related to environmental remediation costs at legacy company sites, partially offset by a $12.1 million dividend related to an equity investment acquired in connection with the divestiture of our FirstPoint Contact business.
  Special Charges
     Special charges of $43.5 million include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. Total cash expenditures in connection with these actions are expected to approximate $39.0 million. Non-cash special charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million.
  Interest Expense
     Interest expense was $34.7 million in the first six months of 2007 compared to $27.1 million in the first six months of 2006. The increase was due to higher commercial paper borrowings in the first six months of 2007 as well as higher interest rates associated with our interest rate swap (see Note 9 in the Condensed Consolidated Financial Statements).
  Income Taxes
     The actual effective tax rate for the first six months of 2007 was 28 percent compared to 29 percent in the first six months of 2006. The effective tax rate in 2007 is lower than the statutory tax rate of 35 percent as a result of the effect of the tax benefit on special charges recognized in the second quarter, the resolution of various prior year federal and state tax matters and lower non-U.S tax rates.
  Income from Continuing Operations
     Income from continuing operations in the first six months of 2007 decreased 4 percent from the first six months of 2006. The decrease is due primarily to special charges, additional environmental charges, higher interest expense and lower operating margins, offset by increased dividend and interest income and a lower effective tax rate.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006 – (Continued)
  Discontinued Operations
     Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment and the gain on sale of Power Systems. Net income on operating activities of Power Systems was $42.3 million in the first six months of 2007 and $47.8 million in the first six months of 2006. We reported an after-tax gain on the sale of Power Systems of $867.2 million ($5.17 per share) for the six months ended March 31, 2007.
     We also reported after-tax income of $10.9 million during the first six months of 2007 related to other discontinued operations activities, compared to a $4.7 million loss due to other discontinued operations activities in the first six months of 2006. See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.
Architecture & Software

			Increase
(in millions, except percentages)	2007	2006	(Decrease)

Sales	$1,069.3	$1,007.2	$62.1

Segment operating earnings	277.7	273.6	4.1

Segment operating margin	26.0%	27.2%	(1.2) pts

  Sales
     Architecture & Software sales increased 6 percent compared to the first six months of 2006. Currency translation increased reported revenue growth by 2 percentage points. Our Logix platform business grew by 15 percent during the first six months of 2007 compared to the first six months of 2006, led by strength in the U.S. and Europe, but hindered by results in Asia Pacific and Canada.
  Operating Margin
     Segment operating margin declined by 1.2 points in the first six months of 2007 compared to the first six months of 2006 due to inflation, spending to support growth and product mix.
Control Products & Solutions

(in millions, except percentages)	2007	2006	Increase

Sales	$1,283.5	$1,183.5	$100.0

Segment operating earnings	169.5	156.2	13.3

Segment operating margin	13.2%	13.2%	—

  Sales
     Control Products & Solutions sales increased 8 percent compared to the first six months of 2006. Currency translation increased reported revenue growth by 2 percentage points.
  Operating Margin
     Segment operating margin of our Control Products & Solutions operating segment remained flat in the first half of 2007 compared to the first half of 2006 due to the fact that inflation, product mix, spending to support growth and the gain on the sale of a building during the second quarter of 2006 completely offset the benefits of productivity, volume and price realized during the first half of the year.

ROCKWELL AUTOMATION, INC.
Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended
	March 31,
	2007	2006
Cash provided by (used for):
Operating activities	$206.4	$(94.2)
Investing activities	1,644.6	18.7
Financing activities	(1,159.8)	(183.4)
Effect of exchange rate changes on cash	8.5	(1.1)

Cash provided by (used for) continuing operations	$699.7	$(260.0)

The following table summarizes free cash flow (in millions):
Cash provided by (used for) continuing operating activities	$206.4	$(94.2)
Capital expenditures of continuing operations	(53.2)	(49.3)
Excess income tax benefit from the exercise of stock options	9.0	38.3

Free cash flow	$162.2	$(105.2)

     Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R) (see Note 2 in the Condensed Consolidated Financial Statements), which requires that we report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to consistently classify all cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.
     Free cash flow was a source of $162.2 million for the six months ended March 31, 2007 compared to a use of $105.2 million for the six months ended March 31, 2006. The increase in free cash flow was largely the result of the $450 million voluntary contribution to our U.S. qualified pension plan trust in the first six months of 2006, compared to $8.0 million of voluntary contributions in the first six months of 2007. This increase was partially offset by increased working capital requirements during the six months ended March 31, 2007.
     Commercial paper is our principal source of short-term financing. We had no commercial paper borrowings outstanding at March 31, 2007. At September 30, 2006, commercial paper borrowings outstanding were $219.0, with a weighted average interest rate of 5.4 percent.
     In January 2007, we received $1.75 billion of cash proceeds from the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We used a portion of the cash proceeds to repay commercial paper borrowings of $675.1 million outstanding at January 31, 2007. We invested the remaining cash proceeds in cash equivalents, including commercial paper. In October 2005, we contributed $450 million to our U.S. qualified pension trust. We funded the contribution with a combination of cash on hand and $300 million of commercial paper borrowings. In November 2005, we sold 8 owned properties used in continuing operations in a sale-leaseback transaction for net cash proceeds of approximately $89.9 million. We also sold 16 properties used in discontinued operations in the sale-leaseback transaction for net cash proceeds of $57.6 million. We used the cash proceeds to repay commercial paper borrowings.

ROCKWELL AUTOMATION, INC.
Financial Condition – (Continued)
     We repurchased approximately 13.9 million shares of our common stock in the first six months of 2007, of which 96,839 shares did not settle until April 2007. The total cost of these shares was $865.7 million, of which $5.8 million was recorded in accounts payable at March 31, 2007. This is compared to purchases of approximately 4.9 million shares at a cost of $290.5 million in the first six months of 2006. We anticipate continuing to repurchase stock in 2007, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At March 31, 2007, we had approximately $666.8 million remaining for stock repurchases under existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
     We expect future uses of cash to include repurchases of common stock, repayments of short-term borrowings and the short-term portion of long-term borrowings, tax payments related to the Power Systems gain, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. We expect capital expenditures from continuing operations in 2007 to be about $135 million. We expect to fund these future uses of cash with existing cash balances (which include a portion of the proceeds from our Power Systems divestiture), cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 25.8 percent at March 31, 2007 and 33.5 percent at September 30, 2006.
     In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility that replaced our then existing $675.0 million unsecured credit facilities. Our credit facility remains in effect and we had not drawn down under it at March 31, 2007 or September 30, 2006. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at March 31, 2007 and September 30, 2006. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $122.3 million at March 31, 2007 were available to foreign subsidiaries. In September 2006 we entered into a 364-day $250.0 million unsecured revolving credit facility. We terminated our $250.0 million credit facility effective March 30, 2007, as we no longer considered the liquidity provided by this facility to be necessary.
     The following is a summary of our credit ratings as of March 31, 2007:

	Short	Long
	Term	Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Positive
Fitch Ratings	F1	A	Stable
     Among other uses, we can draw our credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. Under our current policy with respect to these ratings, we expect to limit our other borrowings under the credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
     If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and the unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facility could be higher than the cost of commercial paper borrowings.

ROCKWELL AUTOMATION, INC.
Financial Condition – (Continued)
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We have updated this information in Note 12 in the Condensed Consolidated Financial Statements, due to a significant change in our reserve balances during the three-months ended March 31, 2007.
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
     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
			Sales
			Excluding
		Effect the	Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States	$650.9	$0.3	$651.2	$649.3
Canada	80.4	1.0	81.4	86.4
Europe, Middle East and Africa	267.8	(18.7)	249.1	198.3
Asia-Pacific	134.7	(4.4)	130.3	125.9
Latin America	72.7	(0.2)	72.5	61.1

Total Company Sales	$1,206.5	$(22.0)	$1,184.5	$1,121.0

	Six Months Ended			Six Months Ended
	March 31, 2007			March 31, 2006
			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States	$1,285.6	$(0.3)	$1,285.3	$1,270.0
Canada	156.8	(1.6)	155.2	164.1
Europe, Middle East and Africa	497.3	(33.6)	463.7	384.7
Asia-Pacific	269.4	(9.2)	260.2	249.9
Latin America	143.7	(0.7)	143.0	122.0

Total Company Sales	$2,352.8	$(45.4)	$2,307.4	$2,190.7

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information – (Continued)
     The following is a reconciliation of our reported sales by operating segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
Sales
Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
Architecture & Software	$540.3	$(12.3)	$528.0	$509.9
Control Products & Solutions	666.2	(9.7)	656.5	611.1

Total Company Sales	$1,206.5	$(22.0)	$1,184.5	$1,121.0

	Six Months Ended			Six Months Ended
	March 31, 2007			March 31, 2006
Sales
Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
Architecture & Software	$1,069.3	$(24.1)	$1,045.2	$1,007.2
Control Products & Solutions	1,283.5	(21.3)	1,262.2	1,183.5

Total Company Sales	$2,352.8	$(45.4)	$2,307.4	$2,109.7

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
     We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at March 31, 2007, there has been no material change to this information, except as follows:
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
     Our reserve for environmental matters, net of related receivables, was $77.2 million at March 31, 2007 and $65.7 million at September 30, 2006. The reserve includes $27.7 million and $28.7 million recorded in other liabilities in the Condensed Consolidated Balance Sheet at March 31, 2007 and September 30, 2006, respectively, relating to conditional asset retirement obligations. During the three-months ended March 31, 2007, we recorded an increase in the reserves of $13.7 million ($8.5 million after tax or $0.05 per diluted share) as a result of an anticipated legal settlement during the quarter and changes in estimated remediation costs at three sites as a result of new information.
Recent Accounting Pronouncements
     See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at March 31, 2007, there has been no material change to this information.

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

Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the second quarter of 2007, we implemented the manufacturing, logistics, and non-manufacturing purchasing processes and functionality of the system to additional locations. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2007-2010.

There have not been any other changes in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, and Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006. Such information is updated in its entirety, as of April 16, 2007, as follows:

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings – (Continued)

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

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant (and seeking treble damages and forfeitures). On December 6, 1995, the DOE notified RIC that it would no longer reimburse costs incurred by RIC in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, RIC filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that Mr. Stone is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. On March 27, 2007, the Supreme Court reversed the findings of the lower courts and held that Mr. Stone was not a proper relator with respect to the claims on which RIC was found liable. As a result of this ruling, RIC will not be liable for Mr. Stone’s attorney’s fees. We are making arrangements to pay $4.2 million plus interest that RIC now owes to the U.S. government. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action, and RIC has filed a claim with the DOE seeking reimbursement that is described more fully below.

On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On January 18, 2007, the Court entered judgment in our favor, which will require DOE to pay us $3.1 million, plus interest since 1991. This judgment is no longer subject to appeal. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Energy Board of Contract Appeals. Both parties have filed motions for summary judgment.

In the second quarter of 2006, we recorded a $5.0 million ($3.0 million after-tax) accrual in discontinued operations for legal contingencies related to this matter. This accrual will be used to pay the amount that RIC now owes to the U.S. government as a result of the Stone case.

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings – (Continued)

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

In addition, when our products appear to be identified, in some cases they are from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. But in all cases, for those claimants who do show that they worked with our products, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of our products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings – (Continued)

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

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at March 31, 2007 there has been no material change to this information, except as follows:

We do not consider the risk factor titled, “Dispositions of businesses involve risks and uncertainties,” to continue to be a significant risk, as we completed the sale of the principal businesses of our former Power Systems operating segment to Baldor Electric Company on January 31, 2007.

We have also added the following risk factor:

Failure to successfully execute on our globalization and cost productivity initiatives could have an adverse effect on our operating results.

Our globalization strategy includes localization of our products and services to be near our customers and identified growth opportunities. Localization of our products and services includes expanding our global capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. In addition, we continue with our initiative to invest in actions to reduce our cost structure. The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results.

ROCKWELL AUTOMATION, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2007:

			Total Number	Maximum Approx.
			of Shares	Dollar Value
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased(1)	Per Share(2)	Programs	Programs(3)
January 1 — 31, 2007	3,000,000	$60.46	3,000,000	$—
February 1 — 28, 2007	2,682,433	63.67	2,681,100	829,293,204
March 1 — 31, 2007	2,661,156	61.06	2,661,156	666,795,717

Total	8,343,589	61.69	8,342,256

(1)	All of the shares purchased during the quarter ended March 31, 2007 were acquired pursuant to the repurchase programs described in (3) below, except for 1,333 shares that we acquired in February 2007 from an employee. We acquired these shares in connection with the exercise of employee stock options and the surrender of shares to us to pay the exercise price.

(2)	Average price paid per share includes brokerage commissions.

(3)	On September 6, 2006, we initiated a 9 million share repurchase program effective through September 30, 2007. This program was approved by our Board of Directors, and replaced our former 9 million share repurchase program in effect since September 8, 2005. At the time we terminated and replaced our former repurchase program, no shares remained subject to repurchase under the former program. On December 6, 2006, the Board of Directors approved the repurchase by us of 3 million shares between December 29, 2006 and December 31, 2007. This was in addition to the 9 million share repurchase program authorized in September 2006. On February 7, 2007, the Board of Directors approved an additional $1.0 billion of share repurchases. Our repurchase programs allow management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) We held our annual meeting of shareowners on February 7, 2007.
(b) At the annual meeting, the shareowners:
(i)	voted to elect three directors. Each nominee for director was elected to a term expiring at our annual meeting of shareowners in 2010 by a vote of the shareowners as follows:

	Affirmative	Votes
	Votes	Withheld
Keith D. Nosbusch	138,665,938	3,134,514
Barry C. Johnson, Ph.D.	139,692,613	2,107,839
William T. McCormick, Jr.	136,447,392	5,353,059
(ii)	voted on a proposal to approve the selection by the Audit Committee of our Board of Directors of the firm of Deloitte & Touche LLP as our auditors for fiscal year 2007. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	138,531,648
Negative votes	1,995,136
Abstentions	1,273,666

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits
(a) Exhibits:

Exhibit 10.1*	-	Description of adjustments to the Company’s financial performance goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2007, contained in the Company’s Current Report on Form 8-K dated April 10, 2007, is hereby incorporated by reference.

Exhibit 10.2	-	First Amendment to Purchase Agreement dated as of January 24, 2007 by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Reliance S.A. de C.V., Rockwell Automation GmbH and Baldor Electric Company.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2007.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: April 27, 2007	By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: April 27, 2007	By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.2	First Amendment to Purchase Agreement dated as of January 24, 2007 by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Reliance S.A. de C.V., Rockwell Automation GmbH and Baldor Electric Company.

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2007.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.