Form 10-Q
period 2007-06-30
ROCKWELL AUTOMATION INC
filed 2007-07-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007     Commission file number 1-12383
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
Yes ☐ No ☑
152,558,764 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2007.

ROCKWELL AUTOMATION, INC.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$794.3	$408.1
Receivables	882.9	743.6
Inventories	472.3	411.5
Deferred income taxes	167.2	160.4
Other current assets	195.4	113.0
Assets available for sale (Note 13)	—	351.4

Total current assets	2,512.1	2,188.0

Property, net	480.7	468.5
Goodwill	730.8	693.8
Other intangible assets, net	137.1	126.1
Prepaid pension	591.8	596.6
Other assets	134.4	110.2
Assets available for sale (Note 13)	—	552.2

TOTAL	$4,586.9	$4,735.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$49.5	$219.0
Current portion of long-term debt	346.7	—
Accounts payable	386.3	395.7
Compensation and benefits	167.2	167.7
Income taxes payable	127.2	51.0
Other current liabilities	509.1	348.4
Liabilities associated with assets available for sale (Note 13)	—	111.5

Total current liabilities	1,586.0	1,293.3

Long-term debt	409.0	748.2
Retirement benefits	302.4	322.6
Deferred income taxes	80.6	75.5
Other liabilities	243.5	236.1
Liabilities associated with assets available for sale (Note 13)	—	141.5

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,234.9	1,193.6
Retained earnings	3,949.5	2,856.2
Accumulated other comprehensive loss	(14.0)	(75.3)
Common stock in treasury, at cost (shares held:
June 30, 2007, 63.8; September 30, 2006, 45.6)	(3,421.4)	(2,272.7)

Total shareowners’ equity	1,965.4	1,918.2

TOTAL	$4,586.9	$4,735.4

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$1,280.6	$1,171.7	$3,633.4	$3,362.4
Cost of sales	(729.5)	(685.2)	(2,110.2)	(1,950.7)

Gross profit	551.1	486.5	1,523.2	1,411.7

Selling, general and administrative expenses	(319.7)	(295.1)	(938.4)	(850.3)
Other income	9.5	0.5	21.1	8.2
Interest expense	(13.8)	(13.8)	(48.5)	(40.9)

Income from continuing operations before income taxes	227.1	178.1	557.4	528.7
Income tax provision	(59.6)	(54.7)	(151.9)	(156.2)

Income from continuing operations	167.5	123.4	405.5	372.5

(Loss) income from discontinued operations
Income from discontinued operating activities of Power Systems	—	25.6	42.3	73.4
Gain on sale of Power Systems (Note 13 and 14)	(0.7)	—	866.5	—
Other	(2.6)	—	8.3	(4.7)

(Loss) income from discontinued operations	(3.3)	25.6	917.1	68.7

Net income	$164.2	$149.0	$1,322.6	$441.2

Basic earnings per share:

Continuing operations	$1.09	$0.70	$2.51	$2.10
Discontinued operations	(0.02)	0.14	5.69	0.39

Net income	$1.07	$0.84	$8.20	$2.49

Diluted earnings per share:

Continuing operations	$1.07	$0.69	$2.47	$2.06
Discontinued operations	(0.02)	0.14	5.60	0.38

Net income	$1.05	$0.83	$8.07	$2.44

Cash dividends per share	$0.58	$0.45	$1.16	$0.90

Weighted average outstanding shares:

Basic	154.0	176.6	161.3	177.5

Diluted	156.5	179.8	163.9	180.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2007	2006
Continuing Operations:
Operating Activities:

Net income	$1,322.6	$441.2
Income from discontinued operations	917.1	68.7

Income from continuing operations	405.5	372.5

Adjustments to arrive at cash provided by operating activities:
Depreciation	69.5	72.2
Amortization of intangible assets	16.6	16.7
Share-based compensation expense	22.6	19.0
Retirement benefits expense	44.7	66.6
Pension trust contributions	(26.0)	(466.5)
Net loss (gain) on disposition of property	0.4	(0.7)
Income tax benefit from the exercise of stock options	1.1	1.0
Excess income tax benefit from the exercise of stock options	(21.4)	(45.9)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(85.9)	(42.9)
Inventories	(52.2)	(26.8)
Accounts payable	5.0	(5.3)
Compensation and benefits	(19.6)	(46.3)
Income taxes	(164.1)	126.2
Other assets and liabilities	68.0	25.1

Cash Provided by Operating Activities	264.2	64.9

Investing Activities:

Capital expenditures	(82.1)	(77.9)
Acquisition of businesses	(44.6)	(39.5)
Proceeds from sale of property and business	1,744.6	113.4
Other investing activities	(3.2)	(6.4)

Cash Provided by (Used for) Investing Activities	1,614.7	(10.4)

Financing Activities:

Net (repayment) issuance of short-term debt	(170.0)	152.1
Cash dividends	(140.8)	(120.1)
Purchases of treasury stock	(1,263.8)	(424.4)
Proceeds from the exercise of stock options	51.8	56.7
Excess income tax benefit from the exercise of stock options	21.4	45.9
Other financing activities	(0.4)	(0.5)

Cash Used for Financing Activities	(1,501.8)	(290.3)

Effect of exchange rate changes on cash	18.3	(3.2)

Cash Provided by (Used for) Continuing Operations	395.4	(239.0)

Discontinued Operations:
Cash (Used for) Provided by Discontinued Operating Activities	(1.9)	74.7
Cash (Used for) Provided by Discontinued Investing Activities	(6.5)	41.8
Cash Used for Discontinued Financing Activities	(0.8)	(1.1)

Cash (Used for) Provided by Discontinued Operations	(9.2)	115.4

Increase (Decrease) in Cash and Cash Equivalents	386.2	(123.6)
Cash and Cash Equivalents at Beginning of Period	408.1	459.0

Cash and Cash Equivalents at End of Period	$794.3	$335.4

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and the updates to certain sections thereof contained in our Current Report on Form 8-K filed on April 27, 2007. The results of operations for the three- and nine-month periods ended June 30, 2007 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

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

Effective October 1, 2006, we realigned our internal management reporting structure. As a result of this realignment, we now report our historical Control Systems operating segment as two operating segments: Architecture & Software and Control Products & Solutions. Additionally, the drives and drives related parts and services business from our former Power Systems operating segment was also realigned to report through the Control Products & Solutions segment. We no longer report our former Power Systems operating segment as a continuing operation as a result of the sale of this segment’s principal businesses on January 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and commercial paper with original maturities of three months or less at the time of purchase.

Receivables

Receivables are stated net of allowances for doubtful accounts of $11.8 million at June 30, 2007 and $11.2 million at September 30, 2006. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.9 million at June 30, 2007 and $8.5 million at September 30, 2006.

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and nine months ended June 30, 2007, share-based compensation awards of 1.3 million and 1.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2006, share-based compensation awards of 0.1 million and 0.9 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average outstanding shares
Basic weighted average outstanding shares	154.0	176.6	161.3	177.5
Effect of dilutive securities
Stock options	2.4	3.1	2.5	3.3
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average outstanding shares	156.5	179.8	163.9	180.9

Non-Cash Financing Activities

During the quarter ended June 30, 2007, we repurchased 75,000 shares of our common stock for $5.1 million that did not settle until July 2007. In September 2006, we repurchased 359,200 shares of our common stock for $20.6 million that did not settle until October 2006. These outstanding purchases were recorded in accounts payable at June 30, 2007 and September 30, 2006.

Classification of Cash Flows Arising from Discontinued Operations

Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects.

U.S. Federal and state taxes paid that are directly attributable to the gain on the sale of the principal businesses of our former Power Systems operating segment are classified on our statement of cash flows as a cash outflow within cash provided by continuing operating activities, consistent with the classification of the related cash proceeds included within cash provided by continuing investing activities on our statement of cash flows.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies – (Continued)

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment (SFAS 123(R)). EITF 06-11 is effective for us beginning in 2009. We do not believe EITF 06-11 will have a material effect on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 is effective for us beginning in 2009. We do not believe SFAS 159 will have a material effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in 2009. Based on the funded status of our pension and postretirement benefit plans as reported in our Annual Report on Form 10-K dated September 30, 2006, we would have recorded approximately a 15 percent decrease in shareowners’ equity had SFAS 158 been effective at that date. It is unlikely that FAS 158 will affect our results of operations, our loan covenant compliance or our other financial arrangements. The ultimate effect on our financial statements upon adoption will depend upon the discount rate at our fiscal 2007 measurement date (June 30, 2007) and actual returns on our pension plan assets during the year.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In May 2007, the FASB issued Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48-1). FIN 48-1 provides guidance on how companies should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48 and FIN 48-1 will be effective for us beginning in 2008. We are evaluating the interpretations to determine the effect on our financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Share-Based Compensation

Effective October 1, 2005, we adopted SFAS 123(R), using the modified prospective application transition method. Before we adopted SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We recognized $7.9 million and $22.6 million in share-based compensation expense in income from continuing operations before income taxes during the three- and nine-months ended June 30, 2007, respectively. We recognized $6.5 million and $19.0 million in share-based compensation expense in income from continuing operations before income taxes during the three- and nine-months ended June 30, 2006, respectively.

Our annual grant of share-based compensation generally takes place during the first quarter of each fiscal year. The number of shares granted to all employees and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Nine Months Ended June 30,
	2007		2006
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	1,163	$20.01	1,566	$17.67
Performance shares	99	72.24	143	63.24
Restricted stock awards	61	63.34	94	58.10

Total shares granted	1,323	25.93	1,803	23.39

3.	Acquisitions

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

4.	Inventories

Inventories consist of (in millions):

	June 30,	September 30,
	2007	2006
Finished goods	$165.0	$132.6
Work in process	113.8	98.7
Raw materials, parts, and supplies	193.5	180.2

Inventories	$472.3	$411.5

We report inventories net of the allowance for excess and obsolete inventory of $34.8 million at June 30, 2007 and $31.4 million at September 30, 2006.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Property

Property consists of (in millions):

	June 30,	September 30,
	2007	2006
Land	$7.4	$5.1
Buildings and improvements	250.9	243.5
Machinery and equipment	1,274.3	1,227.9
Construction in progress	51.3	39.2

Total	1,583.9	1,515.7
Less accumulated depreciation	(1,103.2)	(1,047.2)

Property, net	$480.7	$468.5

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2007 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total
Balance as of September 30, 2006	$328.2	$365.6	$693.8
Acquisition of business	—	22.7	22.7
Translation and other	5.5	8.8	14.3

Balance as of June 30, 2007	$333.7	$397.1	$730.8

Other intangible assets consist of (in millions):

	June 30, 2007
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$142.9	$82.9	$60.0
Other	58.4	25.1	33.3

Total amortized intangible assets	201.3	108.0	93.3
Intangible assets not subject to amortization	43.8	—	43.8

Total	$245.1	$108.0	$137.1

	September 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$131.3	$69.9	$61.4
Other	38.0	19.0	19.0

Total amortized intangible assets	169.3	88.9	80.4
Intangible assets not subject to amortization	45.7	—	45.7

Total	$215.0	$88.9	$126.1

The increase in other intangible assets results primarily from our allocation of the purchase price for our acquisition of ProsCon Holdings Ltd.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Goodwill and Other Intangible Assets – (Continued)

The Allen-Bradley® trademark has been determined to have an indefinite life, and therefore is not subject to amortization.

Estimated amortization expense is $26.0 million in 2007, $24.3 million in 2008, $18.0 million in 2009, $9.3 million in 2010 and $7.7 million in 2011.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2007 and concluded that no impairments exist.

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	June 30,	September 30,
	2007	2006
Advance payments from customers and deferred revenue	$131.6	$98.7
Customer returns, rebates and incentives	108.9	102.7
Unrealized losses on foreign exchange contracts	18.2	8.5
Product warranty obligations	36.5	37.1
Taxes other than income taxes	35.0	34.7
Special charges (Note 16)	34.9	—
Dividends payable	44.2	—
Accrued interest	22.4	10.2
Other	77.4	56.5

Other current liabilities	$509.1	$348.4

8.	Product Warranty Obligations

We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or from installation to an end-user or OEM customer. We also record liabilities for specific warranty matters when they become probable and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Condensed Consolidated Balance Sheet.

Changes in the product warranty obligations for the nine months ended June 30, 2007 and 2006 are (in millions):

	Nine Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$37.1	$33.0
Warranties recorded at time of sale	33.2	35.0
Adjustments to pre-existing warranties	(2.9)	—
Payments	(30.9)	(33.2)

Balance at end of period	$36.5	$34.8

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Debt

Long-term debt consists of (in millions):

	June 30,	September 30,
	2007	2006
6.15% notes, payable in 2008	$346.7	$343.2
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Long-term debt of foreign subsidiaries	3.6	—
Unamortized discount	(44.6)	(45.0)

Subtotal	755.7	748.2
Less current portion	(346.7)	—

Long-term debt	$409.0	$748.2

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.79 percent at June 30, 2007 and 8.02 percent at September 30, 2006. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at June 30, 2007 and September 30, 2006. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $3.3 million at June 30, 2007 and a liability of $6.8 million at September 30, 2006.

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at June 30, 2007 or September 30, 2006. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at June 30, 2007 and September 30, 2006. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $124.6 million at June 30, 2007 were available to foreign subsidiaries.

On September 29, 2006, we entered into a 364-day $250.0 million unsecured revolving credit facility. We terminated this facility effective March 30, 2007, as we no longer considered the liquidity provided by this facility to be necessary.

There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three- and nine-months ended June 30, 2007 and 2006 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $49.0 million at June 30, 2007 and $219.0 million at September 30, 2006. At June 30, 2007 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.5 percent and three days, respectively. At September 30, 2006 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.4 percent and three days, respectively.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$15.3	$16.2	$41.9	$48.6
Interest cost	33.3	26.3	91.3	78.9
Expected return on plan assets	(41.7)	(35.1)	(115.5)	(105.3)
Amortization:
Prior service cost	(1.2)	(1.0)	(3.6)	(3.0)
Net actuarial loss	9.9	11.3	21.7	33.3

Net periodic benefit cost	$15.6	$17.7	$35.8	$52.5

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$1.4	$1.4	$3.0	$4.2
Interest cost	4.7	3.1	9.5	9.1
Amortization:
Prior service cost	(4.1)	(2.7)	(12.3)	(7.9)
Net actuarial loss	4.7	2.9	8.7	8.7

Net periodic benefit cost	$6.7	$4.7	$8.9	$14.1

Excluded from this net periodic benefit cost table but included in (loss) income from discontinued operations in the Condensed Consolidated Statement of Operations are pre-tax pension benefit cost of $3.0 million and pre-tax other postretirement benefit cost of $4.2 million for the three months ended June 30, 2006. Excluded from this net periodic benefit cost table but included in (loss) income from discontinued operations in the Condensed Consolidated Statement of Operations are pre-tax pension benefit cost of $3.3 million and $9.1 million and pre-tax other postretirement benefit cost of $4.7 million and $12.5 million for the nine months ended June 30, 2007 and June 30, 2006, respectively. Also in the nine months ended June 30, 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.2 million and an additional other postretirement benefits settlement gain of $11.4 million related to the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses that is reflected in (loss) income from discontinued operations in the Condensed Consolidated Statement of Operations. We retained the pension liability related to the eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees after the date of sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with these businesses.

In the first nine months of 2007 and 2006, we made a voluntary contribution of $8.0 million and $450.0 million, respectively, to our U.S. qualified pension plan trust, which increased our prepaid pension asset in the Condensed Consolidated Balance Sheet. We made both the 2007 and 2006 contributions in the first quarter. We do not anticipate making any significant voluntary contributions to our pension plans during the remainder of 2007. We expect to continue making ongoing required contributions to our foreign pension plans of approximately $5-10 million per quarter.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$164.2	$149.0	$1,322.6	$441.2
Other comprehensive income:
Currency translation adjustments	29.9	23.7	56.1	21.7
Net unrealized losses on cash flow hedges	(0.4)	(10.6)	(6.8)	(8.6)
Unrealized gains (losses) on investment securities	10.3	(0.5)	13.9	0.1
Other	(0.5)	(2.3)	(1.9)	(1.9)

Other comprehensive income	39.3	10.3	61.3	11.3

Comprehensive income	$203.5	$159.3	$1,383.9	$452.5

Unrealized gains on investment securities includes unrealized income net of tax of $10.2 million and $14.1 million for the three and nine months ended June 30, 2007, respectively, related to our investment in Baldor common stock acquired in the sale of the principal businesses of our former Power Systems operating segment. The investment is recorded in other current assets as an available-for-sale security, with a fair value at June 30, 2007 of $77.8 million. Under the terms of our agreement with Baldor, we are generally not permitted to publicly sell or distribute this investment before July 31, 2007.

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

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for damages related to certain legal, legacy environmental and asbestos matters of these businesses arising prior to January 31, 2007. We estimate the potential future payments we could incur under these indemnifications may approximate $32.5 million, of which $27.1 million has been accrued as of June 30, 2007.

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

Environmental Matters

During the second quarter of 2007, we increased our environmental accruals by $13.7 million ($8.5 million after tax or $0.05 per diluted share) as a result of an anticipated legal settlement and changes in estimated remediation costs at three sites as a result of new information. As of June 30, 2007, we have recorded accruals for environmental matters of $69.0 million, of which $26.7 million relates to conditional asset retirement obligations.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Commitments and Contingent Liabilities — (Continued)

Lease Commitments

Our minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $265.0 million as of June 30, 2007 and are payable as follows (in millions):

2007 (3 months)	$16.4
2008	58.0
2009	43.1
2010	28.9
2011	25.1
Beyond 2011	93.5

Total	$265.0

Most of our operating leases contain renewal options for varying periods, and certain leases include options to purchase the leased property. Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $8.0 million as of June 30, 2007 and are receivable through 2009 at approximately $3.3 million per year.

13.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Power Systems net income from operations	$—	$25.6	$42.3	$73.4
Gain on sale of Power Systems (net of tax expense of $194.4 million)	(0.7)	—	866.5	—
ElectroCraft net loss from operations	—	—	—	(0.3)
Loss on sale of ElectroCraft (net of tax benefit of $0.9 million)	—	—	—	(1.4)
Other	(2.6)	—	8.3	(3.0)

(Loss) income from discontinued operations	$(3.3)	$25.6	$917.1	$68.7

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

Other

During the nine months ended June 30, 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded a net charge of $1.2 million ($0.7 million after tax) related to resolutions of certain claims and legal matters associated with the former Rockwell International Corporation’s former operation of the Rocky Flats facility for the U.S. Department of Energy and professional services fees related to these and other discontinued operations matters.

Summarized Results

Summarized results of Power Systems and ElectroCraft net income from operations are (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	—	256.7	340.7	745.3

Income before income taxes	—	41.5	69.6	117.9
Income tax expense	—	(15.9)	(27.3)	(44.8)

Net income	$—	$25.6	$42.3	$73.1

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

The base tax rate determined as provided under Income Taxes in Note 1 (which excludes the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects) for the full year is estimated at approximately 31 percent based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies for our continuing operations. The effective tax rate for the third quarter of 2007 was 26 percent which is lower than the base tax rate as it includes discrete benefits from the resolution of various state tax audit matters and the closure of our U.S. Federal audit for 2005.

The tax rate applied to our discontinued operations for the nine months ended June 30, 2007 was approximately 39 percent. This rate reflects that most of the taxable income from discontinued operations is generated in higher tax jurisdictions. The income tax benefit of $264.0 million recognized in the first quarter of 2007 represents a deferred tax asset on the difference between our tax basis in the stock of the Power Systems subsidiaries that were sold and the book value of their net assets as well as the reversal of the deferred tax liabilities that will not be realized due to the stock sale. In accordance with the FASB Emerging Issues Task Force Issue 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the tax benefit is recognized upon classification of the subsidiaries as a discontinued operation, which occurred in our first quarter of 2007.

15.	Segment Information

Rockwell Automation is a leading global provider of industrial automation power, control and information products and services. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon these criteria, we are organized based upon products and services and have two operating segments: Architecture & Software and Control Products & Solutions.

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

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales
Architecture & Software	$582.5	$525.4	$1,651.8	$1,532.6
Control Products & Solutions	698.1	646.3	1,981.6	1,829.8

Total	$1,280.6	$1,171.7	$3,633.4	$3,362.4

Segment Operating Earnings
Architecture & Software	$164.7	$133.6	$442.4	$407.2
Control Products & Solutions	97.6	82.5	267.1	238.7

Total	262.3	216.1	709.5	645.9
Purchase accounting depreciation and amortization	(3.8)	(3.0)	(9.5)	(8.8)
General corporate — net (a)	(17.6)	(21.2)	(50.6)	(67.5)
Special charges	—	—	(43.5)	—
Interest expense	(13.8)	(13.8)	(48.5)	(40.9)
Income tax provision	(59.6)	(54.7)	(151.9)	(156.2)

Income from continuing operations	$167.5	$123.4	$405.5	$372.5

(a) General corporate — net for the nine months ended June 30, 2007 includes an environmental charge of $13.2 million as discussed in Note 12. It also includes a $12.1 million dividend received from the corporate parent of the buyer of our former FirstPoint Contact business.

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Segment Information — (Continued)

Identifiable assets for each of our operating segments and Corporate were (in millions):

	June 30,	September 30,
	2007	2006
Architecture & Software	$1,169.3	$1,030.0
Control Products & Solutions	1,579.3	1,391.5
Corporate	1,838.3	1,410.3

Total	$4,586.9	$3,831.8

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets. Corporate identifiable assets include shared net property balances of $160.5 million at June 30, 2007 and $144.4 million at September 30, 2006 for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment.

16.	Special Charges

During the second quarter of 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. In the Condensed Consolidated Statement of Operations, $21.8 million of the special charges were recorded in cost of sales, while $21.7 million was recorded in selling, general and administrative expenses.

We expect total cash expenditures associated with these actions to approximate $39.0 million, of which we paid $3.3 million during the quarter ended June 30, 2007. Non-cash charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million. The asset charges amounted to the full carrying value of the assets written down, as we do not expect to receive any recovery from these assets.

17.	Subsequent Event

On July 2, 2007, our Control Products & Solutions segment completed the acquisition of Industrial Control Services Group Limited, which does business as ICS Triplex. ICS Triplex, headquartered in the United Kingdom, is a leading global supplier of critical control and safety solutions to process industries. It develops, delivers and maintains advanced products and solutions for high availability, fault-tolerant applications in process industry segments worldwide. It serves primarily the oil and gas, production, transportation, refining, chemicals and power generation industries. We have substantially paid the purchase price of 110.1 million British pounds, approximately $221 million, in cash. We expect to make the remaining payments by the end of our 2007 fiscal year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2007 and 2006, and cash flows for the nine-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
July 27, 2007

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

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials;

•	successful execution of our cost productivity and our globalization initiatives;

•	our ability to execute strategic actions, including acquisitions and integration of acquired businesses; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
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
     On January 31, 2007, we completed the divestiture of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These were the principal businesses of our former Power Systems operating segment. We sold these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. During the nine months ended June 30, 2007, we reported an after-tax gain on the sale of $866.5 million ($5.29 per diluted share). The results of operations and gain on sale of these businesses are reported in income from discontinued operations in the Condensed Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets available for sale and liabilities associated with assets available for sale in the Condensed Consolidated Balance Sheet as of September 30, 2006.
     In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. Accordingly, we reflect the results of this business as a discontinued operation for all periods presented.
     Effective October 1, 2006, we realigned our internal management reporting structure. As a result of this realignment, we now report our historical Control Systems operating segment as two operating segments: Architecture & Software and Control Products & Solutions. Additionally, the drives and drives related parts and services business from our former Power Systems operating segment was also realigned to report through Control Products & Solutions. See Note 15 in the Condensed Consolidated Financial Statements for additional information about our operating segments.

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
     In the third quarter of 2007, sales to U.S. customers accounted for approximately 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served markets in the U.S. include:
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

     The table below depicts the continued gradual improvement in U.S. Industrial Equipment Spending. Capacity Utilization has remained above 80 percent since December 2005 while the PMI has sustained a rate over 50.

	Industrial
	Equipment	Capacity
	Spending	Utilization
	(in billions)	(percent)	PMI
Fiscal 2007
June 2007	$176.7	81.7	56.0
March 2007	168.1	81.4	50.9
December 2006	167.5	81.6	51.4

Fiscal 2006
September 2006	169.2	82.0	52.7
June 2006	168.5	82.3	54.0
March 2006	161.5	81.4	55.3
December 2005	162.8	81.3	55.5

Fiscal 2005
September 2005	158.2	79.2	57.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
     Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and indigenous companies. Recent strength in demand has, in part, been driven by investment in infrastructure in developing economies, in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets. We expect strong demand in Latin America, Europe and the emerging economies in Asia Pacific to continue during the remainder of 2007.
Revenue by Geographic Region
     The table below presents our sales for the quarter ended June 30, 2007 by geographic region and the change in sales from the quarter ended June 30, 2006 (in millions, except percentages):

			Change
			Excluding the
			Effect of Changes
			in Currency Exchange
	Three	Change vs. Three	Rates vs. Three
	Months Ended	Months Ended	Months Ended
	June 30, 2007(1)	June 30, 2006	June 30, 2006 (2)
United States	$691.5	2%	2%
Canada	87.9	9%	7%
Europe, Middle East and Africa	264.7	22%	15%
Asia-Pacific	151.3	15%	9%
Latin America	85.2	29%	22%

Total Sales	$1,280.6	9%	7%

     The table below presents our sales for the nine months ended June 30, 2007 by geographic region and the change in sales from the nine months ended June 30, 2006 (in millions, except percentages):

			Change
			Excluding the
			Effect of Changes
			in Currency Exchange
	Nine	Change vs. Nine	Rates vs. Nine
	Months Ended	Months Ended	Months Ended
	June 30, 2007(1)	June 30, 2006	June 30, 2006 (2)
United States	$1,977.1	2%	2%
Canada	244.7	0%	(1%)
Europe, Middle East and Africa	762.0	27%	18%
Asia-Pacific	420.7	10%	6%
Latin America	228.9	22%	19%

Total Sales	$3,633.4	8%	6%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	See Supplemental Sales Information for information on this non-GAAP measure.

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

     We made progress toward each of these objectives during the first three quarters of 2007. We successfully completed the divestiture of our former Power Systems business on January 31, 2007.
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
     During the third quarter, revenue was in line with our expectations across all regions, and earnings were better than anticipated. We are diversifying our revenue base by driving more growth from consumer industries, emerging economies and the continued adoption of our Integrated ArchitectureTM. During the year, we successfully completed the acquisitions of Industrial Control Services Group Limited, which does business as ICS Triplex, and ProsCon Holdings Ltd. These acquisitions enable us to expand our global presence and enhance our market access in the oil and gas and life sciences industries.

ROCKWELL AUTOMATION, INC.
Outlook for 2007 — (Continued)
     Our current outlook for the remainder of 2007 anticipates a gradually expanding global industrial economy across most end markets. We remain intensely focused on generating above-market organic revenue growth. The actual growth reported in any particular quarter may outperform or lag that trend. This oscillation of performance around a trend is attributed to the inherent variability in our business with short lead times and minimal backlog in our non-project businesses. Extrapolation of growth rates or levels of profitability from any one quarter can lead to incorrect conclusions about future performance. In particular, we typically experience seasonality of our customers’ capital spending in our second fiscal quarter. This can result in lower daily sales volume and less profitable revenue mix when compared sequentially to our first quarter.
     On July 25, 2007, we updated our 2007 outlook to reflect both our performance in the quarter ended June 30, 2007 and the effect of the recent ICS Triplex acquisition. As of the date of this report, we expect revenue growth of 10 percent. As of the date of this report, we now expect full year diluted earnings per share from continuing operations to be $3.48 to $3.53 for 2007. Previous guidance was $3.38 to $3.48 per share. Full year guidance includes special charges of $43.5 million ($27.7 million after tax, or $0.17 per share) recognized in the second quarter of 2007. Free cash flow from continuing operations for the full year is expected to approximate $500 million. We also expect our full year effective tax rate for continuing operations to be 28 to 29 percent.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales
Architecture & Software	$582.5	$525.4	$1,651.8	$1,532.6
Control Products & Solutions	698.1	646.3	1,981.6	1,829.8

Total	$1,280.6	$1,171.7	$3,633.4	$3,362.4

Segment Operating Earnings
Architecture & Software	$164.7	$133.6	$442.4	$407.2
Control Products & Solutions	97.6	82.5	267.1	238.7

Purchase accounting depreciation and amortization	(3.8)	(3.0)	(9.5)	(8.8)
General corporate — net	(17.6)	(21.2)	(50.6)	(67.5)
Special charges	—	—	(43.5)	—
Interest expense	(13.8)	(13.8)	(48.5)	(40.9)
Income tax provision	(59.6)	(54.7)	(151.9)	(156.2)

Income from continuing operations	167.5	123.4	405.5	372.5

Discontinued operations	(3.3)	25.6	917.1	68.7

Net income	$164.2	$149.0	$1,322.6	$441.2

Diluted earnings per share:
Continuing operations	1.07	0.69	2.47	2.06
Discontinued operations	(0.02)	0.14	5.60	0.38

Net income	$1.05	$0.83	$8.07	$2.44

Diluted weighted average outstanding shares	156.5	179.8	163.9	180.9

     See Note 15 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.
2007 Third Quarter Compared to 2006 Third Quarter

(in millions, except per share amounts)	2007	2006	Increase

Sales	$1,280.6	$1,171.7	$108.9

Income from continuing operations	167.5	123.4	44.1

Diluted earnings per share from continuing operations	1.07	0.69	0.38

  Sales
     Sales increased 9 percent compared to the third quarter of 2006. The effect of currency translation contributed 2 percentage points to the growth rate. Sales in the United States increased 2 percent compared to the third quarter of 2006. International sales increased 13 percent, excluding the effect of currency translation, with continued strength in Europe and Latin America and improved performance in Asia Pacific and Canada. From an end market perspective, sales growth in consumer industries outpaced the growth in resource-based industries.

ROCKWELL AUTOMATION, INC.
2007 Third Quarter Compared to 2006 Third Quarter — (Continued)
  General Corporate-Net
     General corporate expenses were $17.6 million in the third quarter of 2007 compared to $21.2 million in the third quarter of 2006. The decrease is primarily due to interest income on the remaining proceeds from the Power Systems sale.
  Interest Expense
     Interest expense was $13.8 million in both the third quarter of 2007 and the third quarter of 2006. Higher rates on our interest rate swap (see Note 9 in the Condensed Consolidated Financial Statements) were completely offset by the reduction of interest related to lower commercial paper borrowings during the quarter.
  Income Taxes
     The effective tax rate for the third quarter of 2007 was 26 percent compared to 31 percent in the third quarter of 2006. The effective tax rate in the third quarter was lower than the statutory rate of 35 percent due to the effect of the resolution of various prior year federal and state tax matters and lower non-U.S. tax rates.
  Income from Continuing Operations
     Income from continuing operations increased 36 percent to $167.5, compared to the third quarter of 2006. The increase is primarily due to increased sales, higher operating margins, increased interest income and a lower effective tax rate. Operating margins were higher primarily due to productivity efforts and price increases, partially offset by inflation and product mix.
  Discontinued Operations
     Discontinued operations resulted in a loss of $3.3 million in the third quarter of 2007 compared to income of $25.6 million in the third quarter of 2006. Total amounts reported for discontinued operations in 2006 relate to the net income from operating activities of our former Power Systems operating segment. The loss in 2007 relates to certain legal matters associated with the former Rockwell International Corporation’s former operation of the Rocky Flats facility for the U.S. Department of Energy and a working capital adjustment associated with the Power Systems sale price. See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

ROCKWELL AUTOMATION, INC.
2007 Third Quarter Compared to 2006 Third Quarter — (Continued)
Architecture & Software

(in millions, except percentages)	2007	2006	Increase

Sales	$582.5	$525.4	$57.1

Segment operating earnings	164.7	133.6	31.1

Segment operating margin	28.3%	25.4%	2.9	pts

  Sales
     Sales by the Architecture & Software operating segment increased 11 percent in the third quarter of 2007 compared to the third quarter of 2006. The effect of currency exchange rates contributed 3 percentage points to the growth rate. Our Logix platform business grew by 15 percent during the quarter, led by strength in process applications and the CompactLogix product offering.
  Operating Margin
     Operating margin increased by 2.9 points compared to the prior year. Profitability benefited from volume, productivity efforts and price increases, partially offset by inflation.
Control Products & Solutions

(in millions, except percentages)	2007	2006	Increase

Sales	$698.1	$646.3	$51.8

Segment operating earnings	97.6	82.5	15.1

Segment operating margin	14.0%	12.8%	1.2	pts

   Sales
     Sales of our Control Products & Solutions operating segment increased 8 percent in the third quarter of 2007 compared to the third quarter of 2006. Two percentage points of the growth were due to the effect of currency exchange rates.
  Operating Margin
     Operating margin increased by 1.2 points and benefited from productivity efforts and price increases, partially offset by inflation and product mix.
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

(in millions, except per share amounts)	2007	2006	Increase

Sales	$3,633.4	$3,362.4	$271.0

Income from continuing operations	405.5	372.5	33.0

Diluted earnings per share from continuing operations	2.47	2.06	0.41

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006 – (Continued)
  Sales
     Sales increased 8 percent in the first nine months of 2007 compared to the first nine months of 2006. Excluding the effect of changes in currency exchange rates, sales increased by 6 percent. Sales in the United States for the first nine months of 2007 increased 2 percent compared to the first nine months of 2006. Strong sales growth continued in Europe and Latin America, which reported growth rates of 18 percent and 19 percent, respectively, excluding the effect of foreign exchange rates. Weak results occurred in Asia Pacific and Canada; Asia Pacific sales grew by 6 percent excluding the effect of currency exchange rates, while Canada reported a decline in growth of 1 percent excluding the effect of currency exchange rates. Sales into resource-based industries grew at greater than the average growth rate while sales into consumer industries grew at about our average growth rate. Sales to the global automotive industry were down due to weakness in our important Detroit customer base.
  General Corporate – Net
     General corporate expenses were $50.6 million in the first nine months of 2007 compared to $67.5 million in 2006. The decrease is primarily due to interest income on the proceeds of the Power Systems sale. Expenses during the first nine months of 2007 also include a charge of $13.2 million related to environmental remediation costs at legacy company sites, partially offset by a $12.1 million dividend related to an equity investment acquired in connection with the divestiture of our FirstPoint Contact business.
  Special Charges
     Special charges of $43.5 million include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. We expect total cash expenditures to approximate $39.0 million in connection with these actions, of which $3.3 million were incurred in the first nine months of 2007. Non-cash special charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million.
  Interest Expense
     Interest expense was $48.5 million in the first nine months of 2007 compared to $40.9 million in the first nine months of 2006. The increase was due to higher average commercial paper borrowings in the first nine months of 2007 as well as higher interest rates associated with our interest rate swap (see Note 9 in the Condensed Consolidated Financial Statements).
  Income Taxes
     The effective tax rate for the first nine months of 2007 was 27 percent compared to 30 percent in the first nine months of 2006. The effective tax rate in 2007 is lower than the statutory tax rate of 35 percent as a result of the resolution of various prior year federal and state tax matters and lower non-U.S tax rates.
  Income from Continuing Operations
     Income from continuing operations in the first nine months of 2007 increased 9 percent from the first nine months of 2006. The increase is due primarily to increased sales and operating margins, increased dividend and interest income and a lower effective tax rate, partially offset by special charges, additional environmental charges and higher interest expense.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006 – (Continued)
  Discontinued Operations
     Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment and the gain on sale of Power Systems. Net income on operating activities of Power Systems was $42.3 million in the first nine months of 2007 and $73.4 million in the first nine months of 2006. We reported an after-tax gain on the sale of Power Systems of $866.5 million ($5.29 per share) for the nine months ended June 30, 2007.
     We also reported after-tax income of $8.3 million during the first nine months of 2007 related to other discontinued operations activities, compared to a $4.7 million loss from other discontinued operations activities in the first nine months of 2006. See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.
Architecture & Software

(in millions, except percentages)	2007	2006	Increase

Sales	$1,651.8	$1,532.6	$119.2

Segment operating earnings	442.4	407.2	35.2

Segment operating margin	26.8%	26.6%	0.2 pts

  Sales
     Architecture & Software sales increased 8 percent compared to the first nine months of 2006. Currency translation increased reported revenue growth by 3 percentage points. Our Logix platform business grew by 15 percent during the first nine months of 2007 compared to the first nine months of 2006, led by strength in the U.S. and Europe as well as strength in process applications and the CompactLogix product offering.
  Operating Margin
     Segment operating margin increased by 0.2 points in the first nine months of 2007 compared to the first nine months of 2006 due to productivity efforts and price increases, partially offset by inflation, spending to support growth and product mix.
Control Products & Solutions

(in millions, except percentages)	2007	2006	Increase

Sales	$1,981.6	$1,829.8	$151.8

Segment operating earnings	267.1	238.7	28.4

Segment operating margin	13.5%	13.0%	0.5 pts

  Sales
     Control Products & Solutions sales increased 8 percent compared to the first nine months of 2006. Currency translation increased reported revenue growth by 2 percentage points.
  Operating Margin
     Segment operating margin of our Control Products & Solutions operating segment increased 0.5 points in the first nine months of 2007 compared to the first nine months of 2006 due to productivity efforts and price increases, partially offset by inflation, product mix, spending to support growth and the gain on the sale of a building during the second quarter of 2006.

ROCKWELL AUTOMATION, INC.
Financial Condition
     The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2007	2006
Cash provided by (used for):
Operating activities	$264.2	$64.9
Investing activities	1,614.7	(10.4)
Financing activities	(1,501.8)	(290.3)
Effect of exchange rate changes on cash	18.3	(3.2)

Cash provided by (used for) continuing operations	$395.4	$(239.0)

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$264.2	$64.9
Capital expenditures of continuing operations	(82.1)	(77.9)
Tax payments related to the gain on divestiture of Power Systems	142.2	—
Excess income tax benefit from the exercise of stock options	21.4	45.9

Free cash flow	$345.7	$32.9

     Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R) (see Note 2 in the Condensed Consolidated Financial Statements), which requires that we report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.
     Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. Federal and state taxes paid in the third quarter of 2007 that are directly attributable to the gain on sale of the principal businesses of our former Power Systems operating segment have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.
     Free cash flow was a source of $345.7 million for the nine months ended June 30, 2007 compared to a source of $32.9 million for the nine months ended June 30, 2006. The increase in free cash flow was largely the result of the $450.0 million voluntary contribution to our U.S. qualified pension plan trust in the first nine months of 2006, compared to $8.0 million of voluntary contributions in the first nine months of 2007. This increase was partially offset by increased working capital requirements during the nine months ended June 30, 2007.
     Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at June 30, 2007 were $49.0 million. The weighted average interest rate on these borrowings was 5.5 percent. At September 30, 2006, commercial paper borrowings outstanding were $219.0 million, with a weighted average interest rate of 5.4 percent.

ROCKWELL AUTOMATION, INC.
Financial Condition – (Continued)
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
     We repurchased approximately 20.1 million shares of our common stock in the first nine months of 2007, of which 75,000 shares did not settle until July 2007. The total cost of these shares was $1,248.3 million, of which $5.1 million was recorded in accounts payable at June 30, 2007. This is compared to purchases of approximately 6.9 million shares at a cost of $424.4 million in the first nine months of 2006. We anticipate continuing to repurchase stock in 2007, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At June 30, 2007, we had approximately $284.1 million remaining for stock repurchases under an existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
     We expect future uses of cash to include repayments of short-term borrowings and the $350.0 million principal amount of the short-term portion of long-term borrowings, repurchases of common stock, additional tax payments related to the Power Systems gain, dividends to shareowners, capital expenditures and acquisitions of businesses (including our ICS Triplex acquisition for approximately $221 million) and may include additional contributions to our pension plans. We expect capital expenditures from continuing operations in 2007 to be about $130 million. We expect to fund these future uses of cash with existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.
     In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 29.1 percent at June 30, 2007 and 33.5 percent at September 30, 2006.
     In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at June 30, 2007 or September 30, 2006. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at June 30, 2007 and September 30, 2006. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $124.6 million at June 30, 2007 were available to foreign subsidiaries. In September 2006 we entered into a 364-day $250.0 million unsecured revolving credit facility. We terminated our $250.0 million credit facility effective March 30, 2007, as we no longer considered the liquidity provided by this facility to be necessary.
     The following is a summary of our credit ratings as of June 30, 2007:

	Short Term	Long Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Positive
Fitch Ratings	F1	A	Stable
     On July 19, 2007, Moody’s raised our short-term credit rating to P-1 from P-2 and our long-term credit rating to A2 from A3. Additionally, Moody’s changed our credit rating outlook to Stable.
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

ROCKWELL AUTOMATION, INC.
Financial Condition – (Continued)
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
Environmental
     Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We have updated this information in Note 12 in the Condensed Consolidated Financial Statements, due to a significant change in our reserve balances during the nine months ended June 30, 2007.

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
     The following is a reconciliation of our reported sales to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006

			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States	$691.5	$(0.8)	$690.7	$676.1
Canada	87.9	(1.9)	86.0	80.3
Europe, Middle East and Africa	264.7	(15.3)	249.4	217.2
Asia-Pacific	151.3	(7.9)	143.4	131.8
Latin America	85.2	(4.2)	81.0	66.3

Total Company Sales	$1,280.6	$(30.1)	$1,250.5	$1,171.7

	Nine Months Ended			Nine Months Ended
	June 30, 2007			June 30, 2006

			Sales
			Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
United States	$1,977.1	$(1.1)	$1,976.0	$1,946.1
Canada	244.7	(3.5)	241.2	244.4
Europe, Middle East and Africa	762.0	(48.9)	713.1	601.9
Asia-Pacific	420.7	(17.1)	403.6	381.7
Latin America	228.9	(4.9)	224.0	188.3

Total Company Sales	$3,633.4	$(75.5)	$3,557.9	$3,362.4

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information – (Continued)
     The following is a reconciliation of our reported sales by operating segment to sales excluding the effect of changes in currency exchange rates (in millions):

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006

Sales
Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
Architecture & Software	$582.5	$(15.0)	$567.5	$525.4
Control Products & Solutions	698.1	(15.1)	683.0	646.3

Total Company Sales	$1,280.6	$(30.1)	$1,250.5	$1,171.7

	Nine Months Ended			Nine Months Ended
	June 30, 2007			June 30, 2006

Sales
Excluding
		Effect	the Effect
		of Changes	of Changes
		in Currency	in Currency
		Exchange	Exchange
	Sales	Rates	Rates	Sales
Architecture & Software	$1,651.8	$(39.1)	$1,612.7	$1,532.6
Control Products & Solutions	1,981.6	(36.4)	1,945.2	1,829.8

Total Company Sales	$3,633.4	$(75.5)	$3,557.9	$3,362.4

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
     We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at June 30, 2007, there has been no material change to this information, except as follows:
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (SFAS 158). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. It also requires the measurement date of plan assets and obligations to occur at the end of the employers’ fiscal year. SFAS 158 is effective for us at the end of fiscal 2007, except for the change in measurement date, which is effective for us in fiscal 2009. Based on the funded status of our pension and postretirement benefit plans as reported in our Annual Report on Form 10-K dated September 30, 2006, we would have recorded approximately a 15 percent decrease in shareowners’ equity had SFAS 158 been effective at that date. It is unlikely that FAS 158 will affect our results of operations, our loan covenant compliance or our other financial arrangements. The ultimate effect on our financial statements upon adoption will depend upon the discount rate at our fiscal 2007 measurement date (June 30, 2007) and actual returns on our pension plan assets during the year.
     Our reserve for environmental matters, net of related receivables, was $69.0 million at June 30, 2007 and $65.7 million at September 30, 2006. The reserve includes $26.7 million and $28.7 million recorded in other liabilities in the Condensed Consolidated Balance Sheet at June 30, 2007 and September 30, 2006, respectively, relating to conditional asset retirement obligations. During the second quarter of 2007, we recorded an increase in the reserves of $13.7 million ($8.5 million after tax or $0.05 per diluted share) as a result of an anticipated legal settlement and changes in estimated remediation costs at three sites as a result of new information.
Recent Accounting Pronouncements
     See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at June 30, 2007, there has been no material change to this information.

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

Information about our legal proceedings is contained in Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. We believe that at June 30, 2007, there has been no material change to this information, except that the sections entitled “Rocky Flats Plant” and “Russellville” are updated in their entirety as follows:

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

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant (and seeking treble damages and forfeitures). On December 6, 1995, the DOE notified RIC that it would no longer reimburse costs incurred by RIC in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment. On November 2, 2001, RIC filed a petition for rehearing with the Court of Appeals seeking reconsideration of that portion of the decision holding that Mr. Stone is entitled to an award of attorneys’ fees. On March 4, 2002, the Court of Appeals remanded the case to the trial court for the limited purpose of making findings of fact and conclusions of law pertaining to Mr. Stone’s relator status and, the trial court having made findings of fact on the issue, on March 15, 2004, a panel of the Court of Appeals again ruled that Mr. Stone is entitled to an award of attorneys’ fees. On March 27, 2007, the Supreme Court reversed the findings of the lower courts and held that Mr. Stone was not a proper relator with respect to the claims on which RIC was found liable. As a result of this ruling, RIC will not be liable for Mr. Stone’s attorney’s fees. We are making arrangements to pay $4.2 million plus interest that RIC now owes to the U.S. government. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action. However, as described below, the Civilian Board of Contract Appeals has denied RIC’s claim seeking reimbursement of certain of those costs.

On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On January 18, 2007, the Court entered judgment in our favor, which will require DOE to pay us $3.1 million, plus interest since 1991. This judgment is no longer subject to appeal. We received $6.0 from DOE on July 2, 2007. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Civilian Board of Contract Appeals. On July 9, 2007, the Board ruled that the DOE is entitled to be repaid the previously reimbursed Stone defense costs and that RIC cannot recover its unreimbursed costs. We are considering an appeal from these rulings.

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings – (Continued)

Russellville. On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from a plant in Russellville, Kentucky owned and operated by RIC’s Measurement & Flow Control Division before its divestiture in March 1989, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision to impose civil penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Kentucky Supreme Court has let stand. We have been proceeding with remediation and characterization efforts consistent with the trial court’s ruling. However, we are also in the process of entering into an agreed order with the State of Kentucky amending the Court’s 1997 judgment. As a result, we will pay a civil penalty of $2.0 million and will perform Supplemental Environmental Projects (“SEPs”) totaling $5.5 million. We will also enter into a separate agreement with the Kentucky Natural Resource Trustees to pay $2.5 million in natural resource damages. The PCB cleanup levels established by the Court in 1997 will be replaced with the remediation standards and procedures embodied in a new Kentucky regulation codified at 401 KAR 100:030. We will continue our remediation efforts under these new standards. The agreed order is subject to final approval by the Court, but approval is expected soon. Once approved, the agreed order dispenses with all issues remaining open from the Court’s 1997 judgment and conclusively resolves any and all claims by the State of Kentucky pertaining to the original action.

Item 1A.	Risk Factors

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006. We believe that at June 30, 2007 there has been no material change to this information, except as follows:

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

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2007:

			Total Number	Maximum Approx.
			of Shares	Dollar Value
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
April 1 — 30, 2007	3,870,000	$59.25	3,870,000	$437,503,176
May 1 — 31, 2007	1,052,850	63.19	1,052,850	370,972,932
June 1 — 30, 2007	1,275,500	68.09	1,275,500	284,126,930

Total	6,198,350	61.74	6,198,350

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1*	-	Amendments to Non-Employee Director Compensation and Benefits

Exhibit 10.2*	-	Mutual Separation Agreement effective May 21, 2007 between Rockwell Automation, Inc. and James V. Gelly, contained in the Company’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2007

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date: July 27, 2007	By	/s/ Theodore D. Crandall

Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: July 27, 2007	By	/s/ David M. Dorgan

David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Amendments to Non-Employee Director Compensation and Benefits

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2007

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002