Form 10-K
period 2007-09-30
ROCKWELL AUTOMATION INC
filed 2007-11-19
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007. Commission file number 1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South 2nd Street	53204 (Zip Code)
Milwaukee, Wisconsin
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(414) 382-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange

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

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2007 was approximately $9.4 billion.

149,225,165 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 6, 2008 is incorporated by reference into Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

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

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.

Item 1.    Business

General

Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage in their businesses. The Company was incorporated in Delaware in 1996 in connection with a tax-free reorganization completed on December 6, 1996, pursuant to which we divested our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). In the reorganization, the former Rockwell International Corporation (RIC) contributed all of its businesses, other than the A&D Business, to the Company and distributed all capital stock of the Company to RIC’s shareowners. Boeing then acquired RIC. RIC was incorporated in 1928.

In September 2004, we sold our FirstPoint Contact business. In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. Accordingly, we reflect the results of ElectroCraft as a discontinued operation for all periods presented.

In September 2006, we sold our 50 percent interest in Rockwell Scientific Company LLC (RSC). More information regarding the sale of our interest in RSC is contained in Note 2 in the Financial Statements.

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses. These were the principal businesses of our former Power Systems operating segment. We sold these businesses to Baldor Electric Company (Baldor) for $1.8 billion, comprised of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. During 2007, we reported an after-tax gain on the sale of $868.2 million ($5.39 per diluted share). The results of operations and gain on sale of these businesses are reported in income from discontinued operations in the Financial Statements for all periods presented. Assets and liabilities sold are classified as assets available for sale and liabilities associated with assets available for sale in the Consolidated Balance Sheet as of September 30, 2006.

As used herein, the terms “we”, “us”, “our”, the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 6, 2008 (the 2008 Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years refer to our fiscal year unless otherwise stated.

Operating Segments

We have two operating segments: Architecture & Software and Control Products & Solutions. In 2007, our total sales were $5.0 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2007, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.

Architecture & Software

Our Architecture & Software operating segment recorded sales of $2.2 billion (44 percent of our total sales) in 2007. The Architecture & Software segment contains all elements of our integrated control and information architecture capable of connecting the customer’s entire manufacturing enterprise.

•

Architecture & Software’s Integrated Architecture and Logix controllers perform multiple types of control and monitoring applications, including discrete, batch, continuous process, drive system, motion and machine safety across various industrial machinery, plants and processes, and supply real time information to supervisory software and plant-wide information systems.

•

Architecture and Software’s products include control platforms, software, I/O devices, communication networks, high performance rotary and linear motion control systems, electronic operator interface devices, condition based monitoring systems, sensors, industrial computers and machine safety components. These products are deployed widely across industries to end users and OEMs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce manufacturing business risk.

The major competitors of our Architecture & Software operating segment include Emerson Electric Co., Mitsubishi Corp., Omron Corp., Schneider Electric SA and Siemens AG.

Architecture & Software’s products are marketed primarily under the Allen-Bradley® and Rockwell Software® brand names. Major markets served include food and beverage, automotive, water/wastewater, oil and gas and home and personal care.

Architecture & Software is headquartered in Mayfield Heights, Ohio and has operations in North America, Europe, Middle East and Africa, Asia-Pacific and Latin America.

Control Products & Solutions

Our Control Products & Solutions operating segment recorded 2007 sales of $2.8 billion (56 percent of our total sales). The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products with the customer support and application knowledge necessary to implement an automation or information solution on the plant floor. This comprehensive portfolio includes:

•

Low voltage and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, contactors, push buttons, signaling devices, termination and protection devices, relays and timers and condition sensors.

•	Value-added packaged solutions, including configured drives, motor control centers and custom engineered panels for OEM and end-user applications.

•	Automation and information solutions, including custom-engineered hardware and software systems for discrete, process, motion, drives and manufacturing information applications.

•

Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, asset management, training and predictive and preventative maintenance.

The major competitors of the Control Products & Solutions operating segment include ABB Ltd, Eaton Corporation, Emerson Electric Co., General Electric, Honeywell International, Invensys, Schneider Electric SA and Siemens AG.

Control Products & Solutions products are marketed primarily under the Allen Bradley® brand name. Major markets served include food and beverage, automotive, oil and gas, mining and home and personal care.

Control Products & Solutions is headquartered in Milwaukee, Wisconsin and has operations in North America, Europe, Middle East and Africa, Asia-Pacific and Latin America.

Geographic Information

In 2007, sales to customers in the United States accounted for 54 percent of our total sales. Our principal markets outside of the United States are in Canada, Italy, China, the United Kingdom, Germany, Brazil, Australia, Korea and France. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 18 in the Financial Statements.

Competition

Depending on the product or service involved, our competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies specializing in niche products and services. Factors that influence our competitive position are our broad product portfolio and scope of solutions, technology leadership, knowledge of customer applications, large installed base, established distribution network, quality of products and services, price and global presence.

Distribution

In North America, we sell our products primarily through independent distributors that typically do not carry products that compete with Allen-Bradley® products. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes sourced through distributors or system integrators. Outside the United States, we sell products through a combination of direct sales, sales through distributors and sales through system integrators.

Research and Development

Our research and development spending for the years ended September 30, 2007, 2006 and 2005 was $143.1 million, $148.5 million, and $128.0 million, respectively. Customer-sponsored research and development was not significant in 2007, 2006, or 2005.

Employees

At September 30, 2007 we had approximately 20,000 employees. Approximately 10,500 were employed in the United States, and, of these employees, about three percent were represented by various local or national unions.

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

Backlog

Our total order backlog at September 30 was (in millions):

	2007	2006
Architecture & Software	$119.0	$107.6
Control Products & Solutions	796.7	525.4

	$915.7	$633.0

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

The Company’s name and its registered trademark “Rockwell Automation®” is important to each of our business segments. In addition, we own other important trademarks that we use, such as “Allen-Bradley®,” “A-B®” and “ICS Triplex™” for electronic controls and systems for industrial automation, and “Rockwell Software®” for our software products.

Seasonality

Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal capital spending patterns of our customers due to their annual capital budgeting processes and their working schedules combined with seasonal changes in the composition of the products and services our customers purchase.

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

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K and were included as Exhibits to each of our Quarterly Reports on Form 10-Q filed during 2007. Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 8, 2007 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 1A.    Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by numerous factors, many of which are beyond our control, including those set forth below and elsewhere in this Annual Report on Form 10-K. These and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results.

We generate a substantial portion of our revenues from international sales and are subject to the risks of doing business outside of the United States.

Approximately 46 percent of our revenues in 2007 were outside of the U.S. Future growth rates and success of our business depend in large part on continued growth in our non-U.S. sales. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. While these factors and their impacts are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

Demand for our products is sensitive to changes in levels of global industrial production. As economic activity slows down or credit markets tighten, companies tend to reduce their levels of capital spending, resulting in decreased demand for our products. If this occurs, our revenues and profitability may be negatively affected.

Information technology infrastructure failures could significantly affect our business.

We depend heavily on our information technology infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

We are implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes, organization structures and a common information system over a period of several years. Our first significant roll-outs of the system occurred at several of our U.S. locations in fiscal 2007, and will continue at additional locations in 2008. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.

There are additional risks in our growing solutions businesses.

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

We face strong competition in all of our market segments in several significant respects, including pricing, product performance, quality, developing integrated systems and applications that address the business challenges faced by our customers, and customer service. The relative importance of these factors differs across the markets and product areas that we serve. Price competition in our served markets is intense. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or provide high quality products and services, we may experience price erosion and lower revenues and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

A disruption to our distribution channel could have an adverse effect on our operating results.

In the United States and Canada, approximately 85 percent of our sales are through a limited number of third party distributors. While we maintain the right to appoint new distributors, any unplanned disruption to the existing channel could adversely affect our revenues and profitability. A disruption could be caused by the sale of a distributor to a competitor, financial instability of the distributor, or other events.

Potential liabilities and costs from litigation (including asbestos claims) could adversely affect our business.

Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, safety and health, employment and contract matters. We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance coverage make it difficult to predict the ultimate resolution.

The inability to secure and maintain rights to intellectual property could harm our business and our customers.

We own the rights to many patents, trademarks, brand names and trade names that are important to our business. The loss of patents or licenses used in principal portions of our business may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant. In addition, others may assert intellectual property infringement claims against us or our customers. We regularly provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal costs to defend claims could have an adverse effect on our business.

We rely on third party suppliers, which creates certain risks and uncertainties.

Our manufacturing processes require that we buy a high volume of equipment, components and materials from third party suppliers. Our reliance on these suppliers involves certain risks, including:

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

Potential liabilities and costs for environmental remediation could adversely affect our business.

Our operations, both in the United States and abroad, are subject to regulation by various environmental regulatory authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Environmental laws and regulations can be complex and may change. Our financial responsibility for the cleanup or other remediation of contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.

We must successfully defend any claims from taxing authorities related to our current and divested businesses to avoid an adverse effect on our tax expense and financial position.

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

Our competitiveness depends on successfully executing on our globalization and cost productivity initiatives.

Our globalization strategy includes localization of our products and services to be near our customers and identified growth opportunities. Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions, and challenges to protect our intellectual property. In addition, we continue with our initiative to invest in actions to reduce our cost structure. The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results.

We face the potential harms of natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations.

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products, or disrupt our supply chain.

Our business success depends on attracting and retaining qualified personnel.

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

We have acquired, and will continue to acquire, businesses in an effort to enhance shareowner value. Acquisitions involve risks and uncertainties, including:

•

difficulties in integrating the acquired business, retaining the acquired business’ customers, and achieving the expected benefits of the acquisition, such as revenue increases, cost savings and increases in geographic or product presence, in the desired time frames;

•	loss of key employees of the acquired business;

•	difficulties implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•	diversion of management’s attention from other business concerns.

Future acquisitions could cause us to incur debt, dilution, contingent liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At September 30, 2007, we operated 53 plants, principally in North America. We also had 267 sales and administrative offices and a total of 26 warehouses, service centers and other facilities. The aggregate floor space of our facilities was approximately 10.2 million square feet. Of this floor space, we owned approximately 24 percent and leased approximately 76 percent. Manufacturing space occupied approximately 4.1 million square feet. Our Architecture & Software segment occupied approximately 0.8 million square feet, our Control Products & Solutions segment occupied approximately 2.8 million square feet and the remaining approximately 0.5 million square feet of manufacturing space was shared by our operating segments. At September 30, 2007, approximately 311,000 square feet of floor space was not in use, mostly in owned facilities.

In November 2005, we sold and leased back 8 properties in North America comprising approximately 1.6 million square feet. See Note 17 in the Financial Statements for more information.

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

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant (and seeking treble damages and forfeitures). On December 6, 1995, the DOE notified RIC that it would no longer reimburse costs incurred by RIC in defense of the action. On November 19, 1996, the court granted the Department of Justice leave to intervene in the case on the government’s behalf. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. On September 24, 2001, a panel of the 10th Circuit Court of Appeals affirmed the judgment and held that Mr. Stone was entitled to an award of attorneys’ fees. On March 27, 2007, the Supreme Court reversed the findings of the lower courts and held that

Mr. Stone was not a proper relator with respect to the claims on which RIC was found liable. As a result of this ruling, RIC will not be liable for Mr. Stone’s attorney’s fees. We are making arrangements to pay $4.2 million plus interest that RIC now owes to the U.S. government. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action. However, as described below, the Civilian Board of Contract Appeals has denied RIC’s claim seeking reimbursement of certain of those costs.

On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On January 18, 2007, the Court entered judgment in RIC’s favor, which will require the DOE to pay us $3.1 million, plus interest since 1991. This judgment is no longer subject to appeal, and we received $6.0 million from the DOE on July 2, 2007. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Civilian Board of Contract Appeals. On July 9, 2007, the Board ruled that the DOE is entitled to be repaid the previously reimbursed Stone defense costs and that RIC cannot recover its unreimbursed costs. Further proceedings before the Board to determine the amount to be repaid are in their early stages. Any appeals from the Board’s rulings will be filed only after these further proceedings are concluded.

Russellville.    On March 24, 1997, the Circuit Court of Franklin County, Kentucky in Commonwealth of Kentucky, Natural Resources and Environmental Protection Cabinet vs. Rockwell, an action filed in 1986 seeking remediation of PCB contamination resulting from unpermitted discharges of PCBs from a plant in Russellville, Kentucky owned and operated by RIC’s Measurement & Flow Control Division before its divestiture in March 1989, entered judgment establishing PCB cleanup levels for the former plant site and certain offsite property and ordering additional characterization of possible contamination in the Mud River and its flood plain. The Court deferred any decision to impose civil penalties pending implementation of an appropriate remediation program. On August 13, 1999, the Court of Appeals affirmed the trial court’s judgment, a ruling that the Kentucky Supreme Court has let stand. We have been proceeding with remediation and characterization efforts consistent with the trial court’s ruling. On August 2, 2007, the Court executed and approved a final agreed order amending the Court’s 1997 judgment. As a result, we paid a civil penalty of $2.0 million and made donations for Supplemental Environmental Projects (“SEPs”) totaling $5.5 million. We also entered into a separate agreement with the Kentucky Natural Resource Trustees and paid $2.5 million in natural resource damages. The final order also replaces the PCB cleanup levels established by the Court in 1997 with the remediation standards and procedures embodied in a new Kentucky regulation codified at 401 KAR 100:030. We will continue our remediation efforts under these new standards. This final agreed order dispenses with all issues remaining open from the Court’s 1997 judgment and conclusively resolves any and all claims by the State of Kentucky pertaining to the original action.

Asbestos.    Like thousands of other companies, we (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. The great majority of cases do not allege exposure to any asbestos-containing product that we or our predecessors manufactured or sold.

In addition, when our products appear to be identified, in some cases they are from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

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

If violations of the FCPA occurred, we may be subject to consequences that could include fines, penalties, other costs and business-related impacts. We could also face similar consequences from local authorities. We do not believe the consequences of this investigation, the remediation or any related penalties or business related impacts will have a material adverse effect on our business, results of operations or financial condition.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Item 4A.    Executive Officers of the Company

The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 7, 2007 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Keith D. Nosbusch — Chairman of the Board since February 2005 and President and Chief Executive Officer since February 2004; Senior Vice President and President, Rockwell Automation Control Systems prior thereto	56

Sujeet Chand — Senior Vice President and Chief Technical Officer since September 2005; Vice President and Chief Technical Officer prior thereto	49

John D. Cohn — Senior Vice President, Strategic Development and Communications	53

Kent G. Coppins — Vice President and General Tax Counsel	54

Theodore D. Crandall — Senior Vice President and Chief Financial Officer since October 2007; Interim Chief Financial Officer from April 2007 to October 2007; Senior Vice President since February 2004; Senior Vice President, Control Products & Solutions (formerly Components and Packaged Applications Group) prior thereto	52

David M. Dorgan — Vice President and Controller	43

Steven A. Eisenbrown — Senior Vice President since February 2004; Senior Vice President, Architecture & Software (formerly Automation Control and Information Group) prior thereto	54

Steven W. Etzel — Vice President and Treasurer since November 2007; Assistant Treasurer from November 2006 to November 2007; Director, Finance from January 2006 to November 2006; Vice President, Risk Management and Financial Planning from July 2003 to December 2005; Assistant Treasurer prior thereto	47

Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary since May 2004; Litigation partner and Co-Chair of the Securities Litigation, Enforcement and Regulation Practice Group at Foley & Lardner LLP (law firm) prior thereto	46

John P. McDermott — Senior Vice President since February 2004 and Senior Vice President, Global Sales and Marketing (formerly Global Sales and Solutions) since October 2005; Senior Vice President, Global Manufacturing Solutions Group of Rockwell Automation Control Systems prior thereto	49

John M. Miller — Vice President and Chief Intellectual Property Counsel since October 2004; Associate Intellectual Property Counsel prior thereto	40

Rondi Rohr-Dralle — Vice President, Corporate Development	51

Robert A. Ruff — Senior Vice President since February 2004; Senior Vice President, Americas Sales prior thereto	59

Susan J. Schmitt — Senior Vice President, Human Resources since July 2007; Director, Human Resources United Kingdom and European Functions, Kellogg Company (producer of cereal and convenience foods) from August 2006 to July 2007; Vice President Human Resources, Kellogg Company prior thereto	44

A. Lawrence Stuever — Vice President and General Auditor since June 2003; Vice President, Compensation prior thereto	55

Martin Thomas — Senior Vice President, Operations and Engineering Services since February 2007; Vice President, Operations and Engineering Services from November 2005 to February 2007; President, General Electric’s Trailer Fleet Services and Modular Space businesses (leasing for modular space and tractor trailers) prior thereto	49

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

Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2007, there were 29,941 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2007 and 2006:

	2007		2006
Fiscal Quarters	High	Low	High	Low
First	$66.02	$57.26	$60.67	$50.35
Second	65.31	56.73	73.96	58.52
Third	70.71	57.30	79.47	62.61
Fourth	75.60	64.28	74.67	53.49

We declare and pay dividends at the sole discretion of our Board of Directors. During 2007, we declared and paid aggregate cash dividends of $1.16 ($0.29 per quarter) per common share. During 2006, we declared and paid aggregate cash dividends of $0.90 ($0.225 per quarter) per common share. In 2005, we declared and paid aggregate cash dividends of $0.78 ($0.165 for each of the first and second quarters and $0.225 for each of the third and fourth quarters) per common share.

The table below sets forth information with respect to purchases made by or on behalf of the Company of shares of Company common stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(3)
July 1 — 31, 2007	870,000	$72.33	870,000	$221,201,789
August 1 — 31, 2007	2,060,600	68.56	2,060,600	79,917,550
September 1 — 30, 2007	778,840	68.90	777,938	26,323,344

Total	3,709,440	69.52	3,708,538

(1)

All of the shares purchased during the quarter ended September 30, 2007 were acquired pursuant to the repurchase programs described in (3) below, except for 902 shares that we acquired in September 2007 from an employee. These shares were acquired in connection with a stock swap exercise of employee options and the surrender of shares to us to pay the exercise price.

(2)	Average price paid per share includes brokerage commissions.

(3)

On September 6, 2006, we initiated a 9 million share repurchase program approved by our Board of Directors effective through September 30, 2007. On December 6, 2006, the Board of Directors approved our repurchase of up to 3 million additional shares between December 29, 2006 and December 31, 2007. On February 7, 2007, the Board of Directors approved an additional $1.0 billion of share repurchases. At this time, no shares remained subject to repurchase under our September 6, 2006 or our December 6, 2006 repurchase programs. Our repurchase programs allow management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

	Year Ended September 30,
	2007(a)	2006(b)	2005	2004	2003(c)
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$5,003.9	$4,556.4	$4,111.5	$3,644.0	$3,266.3
Interest expense	63.4	56.6	45.8	41.7	52.5
Income from continuing operations before accounting change	569.3	529.3	447.7	316.1	258.9
Earnings per share from continuing operations before accounting change:
Basic	3.59	3.00	2.45	1.71	1.40
Diluted	3.53	2.94	2.39	1.65	1.36
Cumulative effect of accounting change per diluted share(d)	—	(0.10)	—	—	—
Cash dividends per share	1.16	0.90	0.78	0.66	0.66
Consolidated Balance Sheet Data: (at end of period)
Total assets	$4,545.8	$4,735.4	$4,525.1	$4,213.3	$4,006.3
Short-term debt and current portion of long-term debt	521.4	219.0	0.1	0.2	8.7
Long-term debt	405.7	748.2	748.2	757.7	764.0
Shareowners’ equity	1,742.8	1,918.2	1,649.1	1,861.0	1,586.8
Other Data:
Capital expenditures	$131.0	$122.3	$102.7	$70.8	$78.3
Depreciation	93.5	96.2	109.0	113.2	119.0
Other intangible asset amortization	24.4	21.2	18.4	24.8	19.9

(a)

Includes costs of $43.5 million ($27.7 million after tax, or $0.17 per diluted share) related to various restructuring activities designed to execute on our cost productivity initiatives and to advance our globalization strategy. See Note 14 in the Financial Statements for more information.

(b)	Includes a gain on sale of our 50 percent interest in Rockwell Scientific Company LLC (RSC) of $19.9 million ($12.0 million after tax, or $0.07 per diluted share).

(c)	Includes a reduction in the income tax provision of $69.4 million, or $0.37 per diluted share, related to the settlement of a U.S. federal research and experimentation credit refund claim.

(d)

Effective September 30, 2006, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies the guidance included in Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations (SFAS 143). The application of FIN 47 resulted in a charge of $28.6 million ($17.7 million after tax, or $0.10 per diluted share) in 2006.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Non-GAAP Measures

The following discussion includes organic sales and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales in addition to a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

Overview

We are a leading global provider of industrial automation power, control and information products and services. Overall demand for our products and services is driven by:

•	investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	our customers’ needs for greater productivity, cost reduction, quality, safety and overall global competitiveness;

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

U. S. Industrial Economic Trends

In 2007, sales to U.S. customers accounted for 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•

Industrial Equipment Spending is an economic statistic compiled by the Bureau of Economic Analysis (BEA). This statistic provides insight into spending trends in the broad U.S. industrial economy. Global Insights uses this statistic along with other economic indicators to forecast industrial equipment spending. These measures over the longer term have proven to have reasonable predictive value as a directional indicator of our domestic growth.

•

Capacity Utilization, which is an indication of plant operating activity published by the Federal Reserve. Historically there has been a meaningful correlation between Capacity Utilization and the level of capital investment made by our U.S. customers in their manufacturing base.

•

The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which is an indication of the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

The table below depicts the continued general gradual improvement in U.S. Industrial Equipment Spending since December 2004. Capacity Utilization has remained above 80 percent since December 2005 while the PMI has sustained a rate over 50 since December 2004. Although we have seen consistent strength over the past few years in the manufacturing indicators we follow, we are seeing a deceleration in the rate of manufacturing growth in the North American market.

	Equipment Spending (in billions)	Industrial Capacity Utilization (percent)	PMI
Fiscal 2007
Quarter ended:
September 2007	$180.4	82.1	52.0
June 2007	176.0	81.8	56.0
March 2007	168.1	81.4	50.9
December 2006	167.5	81.6	51.4
Fiscal 2006
Quarter ended:
September 2006	169.2	82.0	52.7
June 2006	168.5	82.3	54.0
March 2006	161.5	81.4	55.3
December 2005	162.8	81.3	55.5
Fiscal 2005
Quarter ended:
September 2005	158.2	79.2	57.9
June 2005	150.7	80.6	54.1
March 2005	152.6	79.9	55.3
December 2004	146.5	79.4	58.5

Note:    Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends

In 2007, sales to non-U.S. customers accounted for 46 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and a growing number of local companies. Recent strength in demand for our products and services has, in part, been driven by investments in infrastructure in developing economies, investments in basic materials production capacity in response to higher commodity pricing and expanding consumer markets. We continued to see strong demand in China, India and Latin America during 2007. We also saw considerable growth in Europe during 2007, as we benefited from our targeted growth investments in customer-facing resources and improving macro-economic conditions. We expect strong growth in Latin America, Europe and the emerging economies in Asia-Pacific to continue into 2008.

Revenue by Geographic Region

The table below presents our actual sales for the year ended September 30, 2007 by geographic region and the change in sales from the year ended September 30, 2006 (in millions, except percentages):

	Year Ended September 30, 2007(1)	Change vs. Year Ended September 30, 2006	Change in Organic Sales vs. Year Ended September 30, 2006(2)
United States	$2,687.0	3%	3%
Canada	341.1	3%	(1%)
Europe, Middle East and Africa	1,054.2	27%	14%
Asia-Pacific	588.8	13%	7%
Latin America	332.8	23%	19%

Total sales	$5,003.9	10%	6%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

Industry Views

We serve customers in a wide range of industries, including consumer, resource-based and transportation.

Our consumer industry customers are engaged in the food and beverage, home and personal care, and life sciences industries. These customers’ needs include global expansion, incremental capacity from existing facilities, an increasingly flexible manufacturing environment and regulatory compliance. In addition, these customers operate in an environment where product innovation and time to market are critical factors. Consumer products customers’ capital investments are generally less cyclical than those of resource-based customers.

Our customers in resource-based industries, including oil and gas, mining, aggregates, metals, water/wastewater, forest products and cement, all benefit from higher commodity prices and higher global demand for basic materials, both of which encourage investment in capacity and productivity in these industries. Higher energy prices have historically caused customers across all industries to consider investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls.

In transportation, factors such as excess capacity, geographic expansion, investment in new model introductions and more flexible manufacturing technologies affect our sales.

Outlook for 2008

The following is a summary of our key objectives for 2008:

•

continue to grow profitably and diversify our business, by aggressively pursuing growth in an expanded addressable market and enhancing our market access both organically and through synergistic acquisitions;

•	execute our cost productivity initiatives;

•	expand our global business footprint with a focus on production efficiencies and enhanced customer experience;

•	remain focused on our ERP system implementation across the globe with minimal disruption to our business and clients; and

•	sustain the growth of our integrated control and information architecture by accelerating the proliferation and adoption rate and enhancing features and functionality.

Our outlook for 2008 is based on anticipated strength in customer demand in Europe and emerging markets. We believe our investments in technology leadership, expanded served markets and stronger global presence are creating more worldwide opportunities for growth than ever before, despite a deceleration in the rate of manufacturing growth in the North American market. This ongoing diversification of our revenue base, combined with our recent acquisitions, cause us to be optimistic that 2008 will be another good year. We remain intensely focused on executing our growth and productivity initiatives as we continue to evolve our global footprint, not just in manufacturing, but in engineering, back office and customer support infrastructure.

As of the date of filing this report, based upon current economic conditions and business trends, we expect revenue to grow by 10 to 12 percent in 2008. We anticipate acquisitions will contribute approximately 3 percentage points to this growth rate and that our services and solutions business will continue to become a larger portion of our revenue. We also believe that we will continue to benefit from the strong momentum in our growth initiatives, particularly process applications and safety. We expect continued growth from the commercial investments we have made in EMEA and Latin America, continued strength in emerging markets and improved performance in the Asia-Pacific region, especially China, offset by somewhat slower rates of growth in developed economies.

As of the date hereof, we also expect 2008 diluted earnings per share to be in the range of $4.25 to $4.45. This includes an expected effective income tax rate that will average about 28 to 29 percent for the full year, subject to quarterly variability. We anticipate an earnings benefit from volume leverage, productivity initiatives and a decrease in our year over year average share count. These items will be partially offset by our investments in new products, services, technologies and expertise to serve new applications and markets, combined with inflation in material and employee costs and the globalization of our business model. We also expect acquisitions will put downward pressure on operating margin and that, combined with purchase accounting expense, will have a negative impact on diluted earnings per share. We also plan to generate free cash flow of approximately 95 percent of net income in 2008.

Summary of Results of Operations

	Year Ended September 30,
	2007	2006	2005
	(in millions)
Sales
Architecture & Software	$2,221.3	$2,059.2	$1,917.7
Control Products & Solutions	2,782.6	2,497.2	2,193.8

Total	$5,003.9	$4,556.4	$4,111.5

Segment operating earnings(a)
Architecture & Software	$587.7	$533.9	$517.0
Control Products & Solutions	397.0	339.9	237.2
Purchase accounting depreciation and amortization	(16.4)	(10.6)	(10.0)
General corporate-net	(72.8)	(90.7)	(68.5)
Special charges(b)	(43.5)	—	—
Interest expense	(63.4)	(56.6)	(45.8)
Gain on sale of investment(c)	—	19.9	—

Income from continuing operations before income taxes and cumulative effect of accounting change	788.6	735.8	629.9
Provision for income taxes	(219.3)	(206.5)	(182.2)

Income from continuing operations before cumulative effect of accounting change	569.3	529.3	447.7
Income from discontinued operations(d)	918.5	95.4	92.3
Cumulative effect of accounting change(e)	—	(17.7)	—

Net income	$1,487.8	$607.0	$540.0

Diluted earnings per share:
Continuing operations	$3.53	$2.94	$2.39
Discontinued operations	5.70	0.53	0.49
Cumulative effect of accounting change	—	(0.10)	—

Net income	$9.23	$3.37	$2.88

Diluted weighted average outstanding shares	161.2	179.9	187.2

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)

Amount in 2007 represents costs ($27.7 million after tax, or $0.17 per diluted share) related to various restructuring activities designed to execute on our cost productivity initiatives and to advance our globalization strategy. See Note 14 in the Financial Statements for more information.

(c)

Amount in 2006 represents a gain on sale ($12.0 million after tax, or $0.07 per diluted share) related to the sale of our 50 percent interest in RSC. See Note 2 in the Financial Statements for more information.

(d)	See Note 13 in the Financial Statements for a description of items reported as discontinued operations.

(e)

Effective September 30, 2006, we adopted FIN 47, resulting in a charge of $28.6 million ($17.7 million after tax, or $0.10 per diluted share). See Note 17 in the Financial Statements for more information.

2007 Compared to 2006

(in millions, except per share amounts)	2007	2006	Change
Sales	$5,003.9	$4,556.4	$447.5
Income from continuing operations before accounting change	569.3	529.3	40.0
Diluted earnings per share from continuing operations before accounting change	3.53	2.94	0.59

Sales

Sales increased 10 percent in 2007 compared to 2006. Organic sales increased 6 percent, as foreign currency translation and acquisitions added 3 and 1 percentage points to the growth rate, respectively. Sales in the United States increased 3 percent in 2007 compared to 2006. Full year sales were strong in Europe and Latin America, as organic growth rates were 14 percent and 19 percent, respectively. Asia Pacific sales grew organically by 7 percent over 2006, while Canada reported a 1 percent decline in organic growth. We continued to see our growth investments in EMEA, Latin America and in the life sciences industry deliver incremental revenue. These increases were partially offset by a sales decline in the North American automotive industry due to weakness in our important Detroit customer base.

General Corporate — Net

General corporate expenses were $72.8 million in 2007 compared to $90.7 million in 2006. The decrease is due primarily to interest income on the proceeds of the Power Systems sale. Expenses during 2007 also include charges of $13.9 million related to environmental remediation costs at legacy sites, partially offset by a $12.1 million dividend related to an equity interest we acquired as a result of the divestiture of our FirstPoint Contact business.

Special Charges

Special charges of $43.5 million include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions and rationalization and consolidation of global operations. We expect total cash expenditures to approximate $39.0 million in connection with these actions, of which we paid $5.3 million through September 30, 2007. Non-cash special charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million.

Interest Expense

Interest expense was $63.4 million in 2007 compared to $56.6 million in 2006. The increase was due to higher average commercial paper borrowings in 2007 as well as higher interest rates associated with our interest rate swap (see Note 6 in the Financial Statements).

Income Taxes

The effective tax rate for 2007 was 27.8 percent compared to 28.1 percent in 2006. The 2007 effective tax rate differed from the federal statutory rate of 35 percent because we benefited from lower non-U.S. tax rates, resolved certain tax matters and claims related to the closure of the 2005 U.S. federal audit cycle and various state tax audits and made other provision adjustments.

The 2006 effective tax rate was lower than the federal statutory rate of 35 percent because we reversed $27.2 million ($0.15 per diluted share) of valuation allowances on capital loss carryforwards, settled audit matters with the U.S. Internal Revenue Service for the years 2003 and 2004, benefited from lower tax rates outside the U.S., received Foreign Sales Corporation (FSC) and Extra Territorial Income (ETI) tax benefits and made other provision adjustments.

See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2007 and 2006 affecting the respective tax rates.

Income from Continuing Operations before Accounting Change

Income from continuing operations in 2007 increased 8 percent from 2006. The increase is due primarily to increased sales, lower retirement benefits expense, improved operating margins and increased dividend and interest income, partially offset by special charges, additional environmental charges and higher interest expense.

Discontinued Operations

Amounts reported for discontinued operations primarily relate to the operating results of the principal businesses of our former Power Systems operating segment for periods before the divestiture and the gain on sale of the principal businesses of our former Power Systems operating segment. Net income on operating activities of Power Systems was $42.3 million in 2007 and $100.1 million in 2006. We reported an after-tax gain on the sale of Power Systems of $868.2 million ($5.39 per share) in 2007.

We also reported after-tax income of $8.0 million during 2007 related to other discontinued operations activities, compared to a $4.7 million loss from other discontinued operations activities in 2006. See also Note 13 in the Financial Statements for more information on discontinued operations.

Architecture & Software

(in millions, except percentages)	2007	2006	Change
Sales	$2,221.3	$2,059.2	$162.1
Segment operating earnings	587.7	533.9	53.8
Segment operating margin	26.5%	25.9%	0.6pts

Sales

Architecture & Software sales increased 8 percent compared to 2006. Organic growth accounted for 5 percent of the increase, as foreign currency translation added 3 percentage points to the growth rate. We continued to see growth in process applications, safety and the CompactLogix™ product offering.

Operating Margin

Segment operating margin increased by 0.6 points in 2007 compared to 2006 due to the successful execution of our productivity initiatives, price increases and lower retirement benefits expense, partially offset by inflation and spending to support growth.

Control Products & Solutions

(in millions, except percentages)	2007	2006	Change
Sales	$2,782.6	$2,497.2	$285.4
Segment operating earnings	397.0	339.9	57.1
Segment operating margin	14.3%	13.6%	0.7pts

Sales

Control Products & Solutions sales increased 11 percent compared to 2006. Organic growth contributed 7 percent of the increase, as foreign currency translation and acquisitions added 4 percentage points to the growth rate. Year over year results benefited from strong growth in our power-centric and solutions businesses.

Operating Margin

Segment operating margin increased 0.7 points in 2007 compared to 2006 due to productivity efforts, price increases and lower retirement benefits expense, partially offset by inflation and spending to support growth.

2006 Compared to 2005

(in millions, except per share amounts)	2006	2005	Change
Sales	$4,556.4	$4,111.5	$444.9
Income from continuing operations before accounting change	529.3	447.7	81.6
Diluted earnings per share from continuing operations before accounting change	2.94	2.39	0.55

Sales

Sales increased 11 percent in 2006 compared to 2005 with growth in both our Architecture & Software and Control Products & Solutions segments. Total sales were not significantly affected year over year by changes in currency exchange rates. Organic sales in the U.S. and Canada increased by 11 percent in 2006 compared to 2005, despite being negatively impacted by the weakness in the North American automotive market in the second half of the year. Organic sales in the Asia-Pacific region grew by 9 percent in 2006 compared to 2005 with particularly strong growth in the emerging economies, including China and India. Latin America organic sales grew by 19 percent in 2006 compared to 2005, led by strength in the oil and gas and mining industries. Organic sales in Europe grew by 7 percent in 2006 compared to 2005. Europe experienced considerable growth during the second half of 2006. Our operations in Europe benefited from our investment in customer facing resources and improving macro-economic conditions.

General Corporate — Net

General corporate expenses were $90.7 million in 2006 compared to $68.5 million in 2005. The increase includes $9.7 million of stock compensation expense, lower interest income and higher contributions to the Rockwell Automation Charitable Corporation.

Interest Expense

Interest expense was $56.6 million in 2006 compared to $45.8 million in 2005. The increase was due to our commercial paper borrowings during 2006, as well as higher interest rates associated with our interest rate swap (see Note 6 in the Financial Statements).

Income Taxes

The effective tax rate for 2006 was 28.1 percent compared to 28.9 percent in 2005. The 2006 effective tax rate differed from the federal statutory rate of 35 percent due to the reversal of $27.2 million ($0.15 per diluted share) of valuation allowances on capital loss carryforwards, settlement of audit matters with the U.S. Internal Revenue Service for the years 2003 and 2004, lower non-U.S. tax rates, FSC and ETI tax benefits and other provision adjustments.

The effective tax rate for 2005 was lower than the federal statutory tax rate of 35 percent due to a benefit of $19.3 million ($0.10 per diluted share) related to the settlement of audit matters with the U.S. Internal Revenue Service for the years 1998 through 2002, utilization of foreign tax credits, FSC and ETI tax benefits and other provision adjustments.

See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2006 and 2005 affecting the respective tax rates.

Income from Continuing Operations before Accounting Change

Income from continuing operations before accounting change increased 18 percent to $529.3 million, compared to 2005. The increase is due to higher volume, productivity programs, favorable pricing and a slightly lower effective tax rate, partially offset by inflation and higher growth initiative spending in comparison to the prior year. Income from continuing operations before accounting change includes $16.7 million (after tax) of share-based compensation expense due to the adoption of a new accounting standard, SFAS 123(R), Share-Based Payment (SFAS 123(R)). Additionally, 2006 results include $13.4 million (after tax) of increased pension and retiree medical expense, lower interest income, higher charitable contributions, and higher interest expense compared to 2005. Income from continuing operations before accounting change in 2005 includes an after-tax benefit of $8.4 million related to an insurance settlement and an after-tax charge of $11.1 million related to restructuring activities in Europe.

Discontinued Operations

Amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment. Power Systems sales in 2006 were $989.2 million, an increase of 15 percent compared to $860.7 million in 2005, due to growth in both our Dodge mechanical and Reliance electrical business groups. Sales at Power Systems benefited from continued strong momentum resulting from high energy and commodity prices. These higher prices resulted in the businesses’ predominantly U.S. based customers continuing to invest in capacity expansion after several years of under-investment and reduced capital spending.

Power Systems net income was $100.1 million, an increase of 41 percent compared to $70.8 million in 2005 due to higher volume, productivity initiatives, a balanced dynamic between price and cost, and lower restructuring costs, somewhat offset by inflation. Net income in 2006 includes share-based compensation expense of $2.5 million and increased pension and retiree medical expense of $3.5 million compared to 2005. Net income in 2005 includes a charge of $3.1 million associated with a facility closure and the corresponding write-down of property to its fair value.

Discontinued operations in 2006 also includes charges related to our former aerospace and defense businesses’ operation of the Rocky Flats facility, the loss on our sale of the ElectroCraft business, and ElectroCraft’s loss from operations. Discontinued operations in 2005 includes tax matters and ElectroCraft’s loss from operations. See Note 13 in the Financial Statements for more information regarding Discontinued Operations.

Architecture & Software

(in millions, except percentages)	2006	2005	Change
Sales	$2,059.2	$1,917.7	$141.5
Segment operating earnings	533.9	517.0	16.9
Segment operating margin	25.9%	27.0%	(1.1)pts

Sales

Architecture & Software sales increased 7 percent in 2006 compared to 2005. Our Logix platform business grew about 20 percent, despite the slowdown in sales to our traditional North American automotive market during the second half of the year.

Operating Margin

Segment operating margin fell by 1.1 points due to higher employee expenses, inflation and higher growth initiative spending in comparison to the prior year, partially offset by higher volume, productivity programs, favorable pricing, and lower restructuring costs. Segment operating earnings in 2006 include $7.0 million of stock compensation expense due to the adoption of SFAS 123(R). Additionally, 2006 results include $7.8 million of increased pension and retiree medical expense compared to 2005. Segment operating earnings in 2005 include a benefit of $5.6 million related to an insurance settlement and a charge of $6.3 million related to restructuring activities in Europe.

Control Products & Solutions

(in millions, except percentages)	2006	2005	Change
Sales	$2,497.2	$2,193.8	$303.4
Segment operating earnings	339.9	237.2	102.7
Segment operating margin	13.6%	10.8%	2.8pts

Sales

Control Products & Solutions sales increased 14 percent due to growth in both our control products and our solutions businesses. This growth benefited from the strength of our power-centric businesses.

Operating Margin

Segment operating margin increased by 2.8 points due to higher volume, productivity programs, favorable pricing and lower restructuring costs, partially offset by higher employee expenses, inflation and higher growth initiative spending in comparison to the prior year. Segment operating earnings in 2006 include $8.8 million of stock compensation expense due to the adoption of SFAS 123(R). Additionally, 2006 results include $13.7 million of increased pension and retiree medical expense compared to 2005. Segment operating earnings in 2005 include a benefit of $6.7 million related to an insurance settlement and a charge of $10.2 million related to restructuring activities in Europe.

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2007	2006	2005
Cash provided by (used for):
Operating activities	$444.9	$313.3	$548.3
Investing activities	1,398.9	52.7	(96.3)
Financing activities	(1,673.1)	(556.1)	(551.7)
Effect of exchange rate changes on cash	38.8	(1.2)	(3.1)

Cash provided by (used for) continuing operations	$209.5	$(191.3)	$(102.8)

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$444.9	$313.3	$548.3
Capital expenditures of continuing operations	(131.0)	(122.3)	(102.7)
Tax payments related to the gain on divestiture of Power Systems	190.0	—	—
Excess income tax benefit from stock option exercises	27.1	47.4	—

Free cash flow	$531.0	$238.4	$445.6

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R) (see Note 11 in the Financial Statements), which requires that we report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.

Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. Federal and state income taxes paid as a result of the gain on sale of the principal businesses of our former Power Systems operating segment have been classified within continuing operations consistent with the cash proceeds. These taxes paid in 2007 have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.

Free cash flow was $531.0 million for the year ended September 30, 2007 compared to $238.4 million for the year ended September 30, 2006. The increase in free cash flow was largely the result of the $450.0 million voluntary contribution to our U.S. qualified pension plan trust in 2006, compared to $8.0 million of voluntary contributions in 2007. This increase was partially offset by increased working capital requirements during 2007.

In January 2007, we received $1.75 billion of cash proceeds from the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We used the cash proceeds to repurchase shares of our common stock to offset the dilutive effect of the divestiture, to pay taxes on the gain on sale and to acquire Industrial Control Services Group Limited (ICS Triplex).

In 2007, we repurchased approximately 23.8 million shares of our common stock of which 0.1 million shares did not settle until October 2007. The total cost of these shares was $1,506.1 million, of which $7.5 million was recorded in accounts payable at September 30, 2007. This is compared to purchases of approximately 12.2 million shares of our common stock at a cost of $743.1 million in 2006. Of these purchases, 0.4 million shares amounting to $20.6 million did not settle until October 2006 and were recorded in accounts payable at September 30, 2006. We anticipate repurchasing stock in 2008, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At September 30, 2007 we had approximately $26.3 million remaining for stock repurchases under an existing board authorization. On November 7, 2007, our Board of Directors authorized us to repurchase up to an additional $1.0 billion of shares of our common stock.

We expect future significant uses of cash to include repayments of short-term borrowings and the $350.0 million notes due in the second quarter of fiscal 2008, repurchases of common stock, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. We expect capital expenditures in 2008 to be about $145 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, long-term borrowings, commercial paper borrowings or proceeds from the sale of our securities in the capital markets. On November 7, 2007, our Board of Directors authorized us to issue up to $500 million of long-term debt. The proceeds of this debt, if issued, primarily would be used to reduce outstanding debt, including retiring the $350 million notes due in the second quarter of fiscal 2008.

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 34.7 percent at September 30, 2007 and 33.5 percent at September 30, 2006. Our debt-to-total-capital ratio at September 30, 2007 was influenced by the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) that occurred during 2007.

Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at September 30, 2007 were $173.0 million. The weighted average interest rate on these borrowings was 5.1 percent. At September 30, 2006, commercial paper borrowings outstanding were $219.0 million, with a weighted average interest rate of 5.4 percent.

In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at September 30, 2007 or 2006. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at September 30, 2007 and 2006. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $172.3 million at September 30, 2007 were available to foreign subsidiaries. In September 2006 we entered into a 364-day $250.0 million unsecured revolving credit facility. We terminated our $250.0 million credit facility effective March 30, 2007, as we no longer considered the liquidity provided by this facility to be necessary.

The following is a summary of our credit ratings as of September 30, 2007:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-1	A2	Stable
Fitch Ratings	F1	A	Stable

Among other uses, we can draw our credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. Under our current policy with respect to these ratings, we expect to limit our other borrowings under our credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.

If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facilities to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facilities could be higher than the cost of commercial paper borrowings.

Cash dividends to shareowners were $184.7 million ($1.16 per share) in 2007, $159.3 million ($0.90 per share) in 2006 and $142.7 million ($0.78 per share) in 2005. Although we declare and pay dividends at the sole discretion of our Board of Directors, we expect to pay quarterly dividends in 2008 of at least $0.29 per outstanding share.

A summary of our contractual cash obligations at September 30, 2007 are (in millions):

		Payments by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt and interest(a)	$2,095.3	$387.9	$27.1	$27.1	$27.1	$27.1	$1,599.0
Minimum operating lease payments(b)	279.5	70.7	54.8	35.7	25.8	21.7	70.8
Postretirement benefits(c)	234.0	24.3	23.6	23.0	22.7	21.7	118.7
Pension funding contribution(d)	34.8	34.8	—	—	—	—	—
Purchase obligations(e)	150.6	17.1	16.7	15.4	13.8	12.7	74.9

Total	$2,794.2	$534.8	$122.2	$101.2	$89.4	$83.2	$1,863.4

(a)

The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the amounts to be paid under an interest rate swap, the ($1.8) million fair value adjustment recorded for the interest rate swap as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and the unamortized discount of $44.5 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	See Note 17 in the Financial Statements for information regarding our November 2005 sale-leaseback transaction.

(c)	Our postretirement plans are unfunded. Amounts reported are estimates of future benefit payments, to the extent estimable.

(d)

Amounts reported for pension funding contributions reflect current estimates of known commitments. Amounts subsequent to 2008 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is zero. We may make additional contributions to this plan at the discretion of management.

(e)	This item includes long-term obligations under agreements with various service providers.

Supplemental Sales Information

We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates or acquisitions made during the period. We use organic sales as one measure to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the currency exchange rates that were in effect in the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. No adjustments have been made to 2006 sales for acquisitions as the effect was not significant. We attribute sales to the geographic regions based on the country of destination.

The following is a reconciliation of our reported sales to organic sales (in millions):

	Year Ended September 30, 2007				Year Ended September 30, 2006			Year Ended September 30, 2005
	Sales	Effect of Changes in Currency and Acquisitions		Organic Sales	Sales	Effect of Changes in Currency	Organic Sales	Sales
United States	$2,687.0	$(10.3)		$2,676.7	$2,599.0	$(6.6)	$2,592.4	$2,308.9
Canada	341.1	(11.2)		329.9	332.1	(21.3)	310.8	303.5
Europe, Middle East and Africa	1,054.2	(103.9)		950.3	832.6	25.8	858.4	804.0
Asia-Pacific	588.8	(30.7)		558.1	521.4	1.2	522.6	479.8
Latin America	332.8	(10.1)		322.7	271.3	(14.5)	256.8	215.3

Total Company Sales	$5,003.9	$(166.2	)(a)	$4,837.7	$4,556.4	$(15.4)	$4,541.0	$4,111.5

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Year Ended September 30, 2007				Year Ended September 30, 2006			Year Ended September 30, 2005
	Sales	Effect of Changes in Currency and Acquisitions		Organic Sales	Sales	Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$2,221.3	$(57.1)		$2,164.2	$2,059.2	$(2.1)	$2,057.1	$1,917.7
Control Products & Solutions	2,782.6	(109.1)		2,673.5	2,497.2	(13.3)	2,483.9	2,193.8

Total Company Sales	$5,003.9	$(166.2	)(a)	$4,837.7	$4,556.4	$(15.4)	$4,541.0	$4,111.5

(a)	Comprised of $116.6 million related to the effect of changes in currency exchange rates and $49.6 million related to acquisitions.

Critical Accounting Policies and Estimates

We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We believe the following critical accounting policies could have the most significant effect on our reported results or require subjective or complex judgments by management. In prior years, we listed impairment of long-lived assets as a critical accounting policy and estimate. The most subjective portion of this balance was the Reliance trademark relating to the principal businesses of our former Power Systems operating segment. With the sale of these businesses, including the related trademark, impairment of long-lived assets is no longer considered a critical accounting policy and estimate.

Retirement Benefits

Pension Benefits

Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate, the expected rate of return on plan assets, the assumed annual compensation increase rate, the retirement rate, the mortality rate and the employee turnover rate. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods.

Our global pension expense in 2007 was $46.3 million compared to $71.6 million in 2006. Approximately 57 percent of our 2007 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2007 U.S. pension expense included the following: discount rate of 6.50 percent (compared to 5.25 percent for 2006); expected rate of return on plan assets of 8.00 percent (compared to 8.50 percent for 2006); and an assumed compensation increase rate of 4.19 percent (compared to 4.06 percent for 2006). The increase in the U.S. discount rate partially offset by the decrease in the expected rate of return on the U.S. plan assets accounts for the majority of the decline in our global pension expense.

In 2007, we made voluntary contributions of $8.0 million to our primary U.S. qualified pension plan trust compared to $450.0 million in 2006.

The Pension Protection Act of 2006 was signed into law in August 2006. Interpretive guidance is still evolving. We are currently evaluating this legislation and the effect it will have on our future pension contributions.

We estimate our pension expense will be approximately $29.6 million in 2008, a decrease of approximately $16.7 million from 2007. For 2008, our U.S. discount rate will remain at 6.50 percent. The discount rate was set as of our June 30th measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. Our assumed rate of return on U.S. plan assets will remain at 8.00 percent. We considered actual returns on plan assets over the long term as well as the current and expected mix of plan investments in setting this assumption. We intend, over time, to change the U.S. plan’s mix of investments by increasing the weighting in debt securities. We have assumed a U.S. compensation increase rate of 4.15 percent in 2008 compared to 4.19 percent used in 2007. We established this rate by analyzing all elements of compensation that are pension eligible earnings.

The following chart illustrates the estimated change in benefit obligation and net periodic pension cost assuming a change of 25 basis points in the key assumption for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost
Discount Rate	$74.9	$8.8

More information regarding pension benefits is contained in Note 12 in the Financial Statements.

Other Postretirement Benefits

We estimate the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods. The discount rate used to calculate our 2007 other postretirement benefits expense was 6.50 percent (compared to 5.00 percent in 2006). For 2008, the discount rate assumption for other postretirement benefit expense will decrease to 6.25 percent. The discount rate was set as of our June 30th measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.

Effective October 1, 2002, we amended our primary U.S. postretirement healthcare benefit program in order to mitigate our share of the increasing cost of postretirement healthcare services. As a result of this amendment, our obligation is less sensitive to increasing healthcare costs resulting from inflationary trends since January 1, 2005.

Net periodic benefit cost recorded in continuing operations in 2007 was $13.0 million compared to $18.7 million in 2006. We expect net periodic benefit cost in 2008 of approximately $15.5 million and the estimated postretirement projected benefit obligation to approximate $227.4 million. The increase in net periodic benefit cost is due primarily to the decrease in the discount rate by 25 basis points to 6.25 percent.

More information regarding postretirement benefits is contained in Note 12 in the Financial Statements.

Revenue Recognition

For approximately 90 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. We recognize revenue for software products and related services in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as issued by the American Institute of Certified Public Accountants.

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

Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of set-off exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $128.6 million at September 30, 2007 and $111.2 million at September 30, 2006, of which $8.1 million at September 30, 2007 and $8.5 million at September 30, 2006 was included as an offset to accounts receivable.

Fair Value Measurements

We have increased the use of fair value measurements in our financial statements due to recent accounting pronouncements and obligations retained in connection with the sale of the principal businesses of our former Power Systems operating segment.

Share-based compensation

We account for share-based compensation under SFAS 123(R). Compensation costs are based on the grant-date fair value of the instruments using a valuation model, and are generally recognized on a straight line basis over the vesting term. We estimate the average risk-free interest rate, expected dividend yield, expected volatility and expected term of the compensation instrument outstanding in order to determine fair value. The valuation model is most sensitive to the expected volatility and term assumptions. Share-based compensation expense net of the related income tax benefit amounted to $18.8 million in 2007 and $16.7 million in 2006.

Asset Retirement Obligations

We account for conditional asset retirement obligations under Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. The application of FIN 47 resulted in a charge, net of tax, of $17.7 million included in the Consolidated Statement of Operations for the year ended September 30, 2006 as the cumulative effect of a change in accounting principle. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $5.3 million in other current liabilities and $21.8 million in other liabilities at September 30, 2007 and $28.7 million in other liabilities at September 30, 2006.

Indemnifications

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the purchase price. We recorded a liability under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), related to these indemnification obligations with an offset to the gain on sale. A significant change in the costs or timing could have a significant effect on our estimates. We estimate the potential future payments we could incur under these indemnifications may approximate $32.5 million, of which $9.6 million has been accrued in other current liabilities and $16.1 million has been accrued in other liabilities at September 30, 2007.

Derivatives

Our accounting method for derivative instruments is based on SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of all derivative financial instruments is recorded in the balance sheet, which is based on the quoted market prices for contracts with similar maturities. We use foreign currency forward exchange contracts and interest rate swap contracts to manage foreign currency and interest rate risks. We use foreign currency forward exchange contracts to offset changes in the amount of future cash flows associated with intercompany transactions expected to occur within the next three years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We sometimes use interest rate swap contracts to manage the balance of fixed and floating rate debt. Unrealized gains on derivative instruments are recorded in other current assets and total $5.2 million and $1.9 million at September 30, 2007 and 2006, respectively. Unrealized losses on derivative instruments are recorded in other current liabilities and total $38.2 million and $8.5 million at September 30, 2007 and 2006, respectively.

Purchase Accounting

When we acquire a business, we account for the assets and liabilities acquired at fair value at the date of acquisition in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The valuation of acquired identifiable intangible assets and determination of their amortizable lives requires the use of management judgment and assumptions. See Note 2 in the Financial Statements for a discussion of acquisitions in 2007 and 2006.

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

Our reserve for environmental matters, net of related receivables, was $29.8 million at September 30, 2007 and $37.0 million at September 30, 2006. The change is primarily due to a legal settlement and changes in estimated remediation costs at three sites as a result of new information.

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

Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies issued by commercial insurers. We estimate the reserve for product liability claims, using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $24.0 million at September 30, 2007 and $25.8 million at September 30, 2006.

More information regarding litigation, claims and contingencies is contained in Note 17 in the Financial Statements.

Income Taxes

We operate in numerous taxing jurisdictions and are subject to regular examinations by U.S. Federal, state and foreign jurisdictions. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.

While we have support for the positions we take on our tax returns, taxing authorities are increasingly asserting interpretations of laws and facts and challenging cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We regularly assess our position with regard to tax exposures and record liabilities for uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies (SFAS 5). We have recorded an accrual of $104.5 million at September 30, 2007 and $85.1 million at September 30, 2006 that reflects our estimate of the likely outcome of current and future audits, which is included in other liabilities in our Consolidated Balance Sheet. A final determination of these tax audits or changes in our estimates may result in additional future income tax expense or benefit. In the first quarter of 2008, we will adopt FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Upon adoption of this standard, we will assess our position with regard to tax exposures and uncertain tax positions under its requirements rather than under SFAS 5. The adoption of FIN 48 as of October 1, 2007 will result in a decrease to shareowners’ equity of up to $10 million.

We have recorded a valuation allowance for the majority of our deferred tax assets related to net operating loss and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $42.6 million at September 30, 2007 and $36.8 million at September 30, 2006 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforward amount will be realized. Our income would increase if we determine we will be able to use more Carryforwards than currently expected.

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

More information regarding income taxes is contained in Note 16 in the Financial Statements.

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

Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2007, we had outstanding commercial paper borrowings of $173.0 million with original maturities of three days at a weighted average interest rate of 5.1 percent; at September 30, 2006, we had outstanding commercial paper borrowings of $219.0 million with original maturities of three days at a weighted average interest rate of 5.4 percent. The weighted average interest rate on the commercial paper borrowings was 5.3 percent during 2007 and 4.8 percent during 2006. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2007 and 2006, a 10 percent increase in average market interest rates would not have had a significant effect on our results of operations.

We had outstanding fixed rate long-term debt obligations with carrying values of $753.9 million at September 30, 2007 and $748.2 million at September 30, 2006. The fair value of this debt was $777.3 million at September 30, 2007 and $803.7 million at September 30, 2006. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

In September 2002, we entered into an interest rate swap contract that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.80 percent at September 30, 2007. A hypothetical 10 percent change in market interest rates would not be significant to the overall fair value of the swap or our results of operations.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. In addition, we enter into contracts to hedge certain intercompany transactions forecasted to occur within the next three years. Contracts are executed with creditworthy banks and are denominated in currencies of major industrial countries. We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to U.S. dollars. A 10 percent adverse change in the underlying foreign currency exchange rates would not be significant to our financial condition or results of operations.

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

At September 30, 2007 and 2006, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts relating to the euro, British pound sterling, Swiss franc, Singapore dollar and South Korean won. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

The following table indicates the total U.S. dollar equivalents (in millions) of net transactional foreign exchange exposure related to (short) long contracts outstanding by currency:

	September 30,
	2007	2006
Euro	$(427.8)	$(399.8)
British pound sterling	(273.0)	(35.7)
Swiss franc	59.5	12.7
Singapore dollar	(55.6)	—
South Korean won	(15.1)	(21.5)
Other	0.7	1.5

Total	$(711.3)	$(442.8)

All of the contracts included in the table above will have offsetting effects from actual transactions that have occurred or will occur in the future. We designated certain of these contracts related to intercompany transactions forecasted to occur through October 2010 as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The remaining foreign exchange contracts offset actual underlying receivables and payables in our Consolidated Balance Sheet.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$624.2	$408.1
Receivables	927.7	743.6
Inventories	504.7	411.5
Deferred income taxes	170.2	160.4
Other current assets	155.2	113.0
Assets available for sale (Note 13)	—	351.4

Total current assets	2,382.0	2,188.0

Property, net	510.3	468.5
Goodwill	858.5	693.8
Other intangible assets, net	243.4	126.1
Deferred income taxes	25.3	—
Prepaid pension	384.3	596.6
Other assets	142.0	110.2
Assets available for sale (Note 13)	—	552.2

Total	$4,545.8	$4,735.4

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$173.2	$219.0
Current portion of long-term debt	348.2	—
Accounts payable	498.5	395.7
Compensation and benefits	198.4	167.7
Income taxes payable	79.8	51.0
Other current liabilities	446.4	348.4
Liabilities associated with assets available for sale (Note 13)	—	111.5

Total current liabilities	1,744.5	1,293.3

Long-term debt	405.7	748.2
Retirement benefits	401.4	322.6
Deferred income taxes	—	75.5
Other liabilities	251.4	236.1
Liabilities associated with assets available for sale (Note 13)	—	141.5
Commitments and contingent liabilities (Note 17)

Shareowners’ Equity
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,247.5	1,193.6
Retained earnings	4,098.1	2,856.2
Accumulated other comprehensive loss	(169.7)	(75.3)
Common stock in treasury, at cost (shares held: 2007, 67.0; 2006, 45.6)	(3,649.5)	(2,272.7)

Total shareowners’ equity	1,742.8	1,918.2

Total	$4,545.8	$4,735.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Sales	$5,003.9	$4,556.4	$4,111.5
Cost of sales	(2,906.6)	(2,656.4)	(2,448.0)

Gross profit	2,097.3	1,900.0	1,663.5
Selling, general and administrative expenses	(1,278.6)	(1,141.0)	(997.4)
Other income (Note 15)	33.3	33.4	9.6
Interest expense	(63.4)	(56.6)	(45.8)

Income from continuing operations before income taxes and cumulative effect of accounting change	788.6	735.8	629.9
Income tax provision (Note 16)	(219.3)	(206.5)	(182.2)

Income from continuing operations before cumulative effect of accounting change	569.3	529.3	447.7
Income from discontinued operations (Note 13)	918.5	95.4	92.3
Cumulative effect of accounting change (Note 17)	—	(17.7)	—

Net income	$1,487.8	$607.0	$540.0

Basic earnings per share:
Continuing operations before accounting change	$3.59	$3.00	$2.45
Discontinued operations	5.78	0.54	0.50
Cumulative effect of accounting change	—	(0.10)	—

Net income	$9.37	$3.44	$2.95

Diluted earnings per share:
Continuing operations before accounting change	$3.53	$2.94	$2.39
Discontinued operations	5.70	0.53	0.49
Cumulative effect of accounting change	—	(0.10)	—

Net income	$9.23	$3.37	$2.88

Weighted average outstanding shares:
Basic	158.7	176.6	183.1

Diluted	161.2	179.9	187.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30,
	2007	2006	2005
Continuing Operations:
Operating Activities:
Net income	$1,487.8	$607.0	$540.0
Cumulative effect of accounting change	—	17.7	—
Income from discontinued operations	(918.5)	(95.4)	(92.3)

Income from continuing operations before accounting change	569.3	529.3	447.7

Adjustments to arrive at cash provided by operating activities:
Depreciation	93.5	96.2	109.0
Amortization of intangible assets	24.4	21.2	18.4
Share-based compensation expense	29.0	25.6	—
Retirement benefit expense	59.3	90.3	68.3
Pension trust contributions	(49.1)	(472.2)	(185.6)
Deferred income taxes	(43.7)	3.1	118.1
Net (gain) loss on dispositions of property, business and investment (Note 15)	(5.4)	(20.2)	4.0
Income tax benefit from the exercise of stock options	1.3	1.1	72.1
Excess income tax benefit from the exercise of stock options	(27.1)	(47.4)	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(95.1)	(60.4)	(34.6)
Inventories	(67.7)	(6.2)	9.3
Accounts payable	68.4	41.8	13.4
Compensation and benefits	7.8	(39.9)	15.6
Income taxes	(161.0)	133.6	(64.4)
Other assets and liabilities	41.0	17.4	(43.0)

Cash Provided by Operating Activities	444.9	313.3	548.3

Investing Activities:
Capital expenditures	(131.0)	(122.3)	(102.7)
Acquisition of businesses, net of cash acquired	(249.5)	(39.5)	—
Proceeds from sales of property, business and investment	1,750.5	196.8	7.1
Proceeds from sales of available for sale securities	32.1	—	—
Proceeds from return of investment	2.6	24.1	—
Other investing activities	(5.8)	(6.4)	(0.7)

Cash Provided by (Used for) Investing Activities	1,398.9	52.7	(96.3)

Financing Activities:
Net (repayments) issuance of short-term debt	(46.0)	218.9	(0.1)
Repayments of long-term debt of foreign subsidiaries	(14.7)	—	—
Cash dividends	(184.7)	(159.3)	(142.7)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(1,519.3)	(722.5)	(499.2)
Proceeds from the exercise of stock options	64.9	60.1	91.6
Excess income tax benefit from the exercise of stock options	27.1	47.4	—
Other financing activities	(0.4)	(0.7)	(1.3)

Cash Used for Financing Activities	(1,673.1)	(556.1)	(551.7)

Effect of exchange rate changes on cash	38.8	(1.2)	(3.1)

Cash Provided by (Used for) Continuing Operations	209.5	(191.3)	(102.8)
Discontinued Operations:
Cash Provided by Discontinued Operating Activities	13.9	110.9	116.6
Cash (Used for) Provided by Discontinued Investing Activities	(6.5)	29.8	(26.5)
Cash (Used for) Provided by Discontinued Financing Activities	(0.8)	(0.3)	1.1

Cash Provided by Discontinued Operations	6.6	140.4	91.2

Increase (Decrease) in Cash	216.1	(50.9)	(11.6)
Cash and Cash Equivalents at Beginning of Year	408.1	459.0	470.6

Cash and Cash Equivalents at End of Year	$624.2	$408.1	$459.0

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Common Stock (no shares issued during years)	$216.4	$216.4	$216.4

Additional Paid-In Capital
Beginning balance	1,193.6	1,122.7	1,050.6
Income tax benefits from the exercise of stock options	28.4	48.5	72.1
Share based compensation expense	28.6	29.5	—
Other	(3.1)	(7.1)	—

Ending balance	1,247.5	1,193.6	1,122.7

Retained Earnings
Beginning balance	2,856.2	2,493.5	2,255.7
Net income	1,487.8	607.0	540.0
Cash dividends (2007, $1.16 per share; 2006, $0.90 per share; 2005, $0.78 per share)	(184.7)	(159.3)	(142.7)
Shares delivered under incentive plans	(61.2)	(85.0)	(159.5)

Ending balance	4,098.1	2,856.2	2,493.5

Accumulated Other Comprehensive Loss
Beginning balance	(75.3)	(501.5)	(226.8)
Other comprehensive income (loss)	105.8	426.2	(274.7)
Adjustment to adopt SFAS 158, net of tax of $129.0 million (Notes 1 and 12)	(200.2)	—	—

Ending balance	(169.7)	(75.3)	(501.5)

Unearned Restricted Stock Compensation
Beginning balance	—	(1.7)	(1.1)
Restricted stock compensation expense	—	—	0.9
Restricted stock grants	—	—	(1.5)
Transfer to additional paid-in capital	—	1.7	—

Ending balance	—	—	(1.7)

Treasury Stock
Beginning balance	(2,272.7)	(1,680.3)	(1,433.8)
Purchases	(1,506.1)	(743.1)	(499.2)
Shares delivered under incentive plans	129.3	150.7	252.7

Ending balance	(3,649.5)	(2,272.7)	(1,680.3)

Total Shareowners’ Equity	$1,742.8	$1,918.2	$1,649.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,
	2007	2006	2005
Net income	$1,487.8	$607.0	$540.0
Other comprehensive income (loss):
Minimum pension liability adjustments (net of tax expense (benefit) of $3.5, $253.5 and ($185.0))	6.8	401.3	(293.4)
Currency translation adjustments	112.2	33.2	7.1
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($9.9), ($5.4) and $6.9)	(15.6)	(8.3)	11.4
Net change in unrealized gains on investment securities, net of tax	2.4	—	0.2

Other comprehensive income (loss)	105.8	426.2	(274.7)

Comprehensive income	$1,593.6	$1,033.2	$265.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies

Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage in their businesses.

Basis of Presentation

Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to our continuing operations.

In March 2006, we sold the assets of our ElectroCraft Engineered Solutions (ElectroCraft) business. ElectroCraft is reported as a discontinued operation in the Consolidated Financial Statements for all periods presented.

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor Electric Company (Baldor). These were the principal businesses of our former Power Systems operating segment. These businesses are reported as a discontinued operation in the Consolidated Financial Statements for all periods presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we have the ability to exert significant influence, but that we do not control and are not the primary beneficiary of, are accounted for using the equity method of accounting. Accordingly, our proportional share of the respective affiliate's earnings or losses is included in other income in the Consolidated Statement of Operations. Investments in affiliates over which we do not have the ability to exert significant influence are accounted for using the cost method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share based compensation; acquisitions; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually based experience.

Revenue Recognition

For approximately 90 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. We recognize revenue for software products and related services in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as issued by the American Institute of Certified Public Accountants.

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

We record accruals for customer returns, rebates and incentives at the time of sale based primarily on historical experience. Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of set-off exists, as a reduction of accounts receivable.

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

Receivables

We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $12.4 million at September 30, 2007 and $11.2 million at September 30, 2006. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.1 million at September 30, 2007 and $8.5 million at September 30, 2006.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.

Property

Property, including internal use software, is stated at cost. We calculate depreciation of property using the straight-line method over 15 to 40 years for buildings and improvements, 3 to 14 years for machinery and equipment and 3 to 10 years for computer hardware and internal use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts.

Intangible Assets

Goodwill and other intangible assets generally result from business acquisitions. We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values; the excess of the purchase price over the allocated amount is recorded as goodwill.

Intangible assets also include costs of software developed by our software business to be sold, leased or otherwise marketed, as accounted for under Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangible assets with indefinite useful lives to be reviewed for impairment annually or more frequently if events or circumstances indicate an impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. We perform an annual impairment test during the second quarter of our fiscal year.

We amortize customer relationships, computer software products, technology and other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives, generally ranging from 3 to 20 years.

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

Research and Development Expenses

We expense research and development (R&D) costs as incurred; these costs were $143.1 million in 2007, $148.5 million in 2006 and $128.0 million in 2005. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2007 (1,385,840 shares), 2006 (905,455 shares) and 2005 (20,013 shares) were excluded from the diluted EPS calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	2007	2006	2005
Weighted average outstanding shares
Basic weighted average outstanding shares	158.7	176.6	183.1
Effect of dilutive securities
Stock options	2.4	3.2	4.1
Restricted stock	0.1	0.1	—

Diluted weighted average outstanding shares	161.2	179.9	187.2

Share-Based Compensation

Effective October 1, 2005, we adopted SFAS 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective application transition method. We recognize share-based compensation expense on grants of share-based compensation awards generally on a straight-line basis over the service period of each award recipient. See Note 11 for additional information. SFAS 123(R) requires us to report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow. Prior to 2006 and the adoption of SFAS 123(R), we reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

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

Conditional Asset Retirement Obligations

We account for conditional asset retirement obligations under Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. See Note 17 for more information related to these obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

Recent Accounting Pronouncements

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), became effective for us as of September 30, 2007. SFAS 158 requires us to recognize an asset or liability in our consolidated balance sheet reflecting the funded status of pension and other postretirement benefit plans with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS 158 requires us to measure the funded status as of the date of the Consolidated Balance Sheet by September 30, 2009. Had we not been required to adopt SFAS 158 at September 30, 2007, we would have recognized an additional minimum pension liability pursuant to the provisions of SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87). The effect of recognizing the additional minimum pension liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	September 30, 2007
	Prior to Adopting SFAS 158	Effects of Adopting SFAS 158	As Reported
Other intangible asset, net	$244.0	$(0.6)	$243.4
Prepaid pension	608.9	(224.6)	384.3
Deferred income taxes	(103.7)	129.0	25.3
Total assets	4,642.0	(96.2)	4,545.8
Retirement benefits	(297.4)	(104.0)	(401.4)
Accumulated other comprehensive loss	(30.5)	200.2	169.7

See Note 12 for further details on our pension and postretirement plans.

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). EITF 06-11 is effective for us beginning in 2009. We do not believe EITF 06-11 will have a material effect on our financial statements and related disclosures.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will be effective for us beginning in fiscal 2009. We do not believe SFAS 157 will have a material effect on our financial statements; we will expand our disclosures in accordance with the requirements of SFAS 157 upon adoption.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us on October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Shareowners’ equity will decrease by up to $10 million as a result of the adoption of FIN 48 as of October 1, 2008.

2.	Acquisitions and Divestitures

Acquisitions

In 2007, our Control Products & Solutions segment acquired Industrial Control Services Group Limited, which does business as ICS Triplex, and ProsCon Holdings Ltd. (ProsCon). The aggregate purchase price of these two acquisitions was approximately $268.8 million in cash.

ICS Triplex, headquartered in the United Kingdom and acquired in July 2007, is a leading global supplier of critical control and safety solutions to process industries. It develops, delivers and maintains advanced products and solutions for high availability, fault-tolerant applications in process industry segments worldwide. It serves primarily the oil and gas, chemicals and power generation industries.

ProsCon is a process solutions systems integrator headquartered in Ireland that we acquired in February 2007. Its areas of expertise include process technology and control systems and information technology, and it serves customers primarily in the pharmaceutical and biotechnology industries.

We recorded intangible assets of $126.0 million resulting from the preliminary purchase price allocations of the ICS Triplex and ProsCon acquisitions, which are pending the finalization of the intangible asset valuation and other matters. Intangible assets assigned include $52.7 million to customer relationships (12-year weighted average useful life), $29.3 million to technology (10-year weighted average useful life), $14.5 million to other intangible assets (7-year weighted average useful life) and $29.5 million to intangible assets not subject to amortization (related to the ICS Triplex™ trademark). We recorded a charge of $1.3 million during the fourth quarter of 2007 for in process research and development in cost of sales related to the acquisition of ICS Triplex. We recognized goodwill of $139.1 million related to these transactions, none of which is expected to be deductible for local tax purposes. We assigned the full amount of goodwill to our Control Products & Solutions segment.

In May 2006, our Architecture & Software segment acquired GEPA mbH, a provider of change management software for industrial automation, process control and industrial information technology. In January 2006, our Control Products & Solutions segment acquired Caribbean Integration Engineers, Inc. (CIE). CIE offers engineering services in control systems integration, process automation, computer system validation and IT solutions. Our Architecture & Software segment also acquired Datasweep, Inc., a provider of production management software, in December 2005.

During 2006, in connection with the purchase price allocations of Datasweep, Inc., CIE and GEPA mbH, we recorded intangible assets of $22.3 million, of which $10.8 million was assigned to technology and $4.1 million was assigned to customer relationships. The remainder is classified as other intangible assets.

The results of operations of the acquired businesses have been included in our Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the individual effects of these acquisitions are not material to our results of operations and financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions and Divestitures — (Continued)

Divestitures

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor. These were the principal businesses of our former Power Systems operating segment. See Note 13 for more information.

In September 2006, we and Rockwell Collins, Inc. (Rockwell Collins) sold our investment in Rockwell Scientific Company LLC (RSC) for an aggregate of $167.5 million in cash. Before the sale, we and Rockwell Collins each owned 50 percent of RSC. As part of the transaction, among other things, we retained certain licenses for intellectual property owned by RSC. Additionally, we incurred expenses and funded certain RSC cash balances in connection with the sale, were obligated to pay to RSC $2.8 million in 2007 and are obligated to pay RSC $1.2 million in 2009. We recorded a gain on sale of $19.9 million ($12.0 million after tax, or $0.07 per share) in 2006.

In March 2006, our Architecture & Software segment sold the assets of our ElectroCraft Engineered Solutions business. See Note 13 for more information.

3.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended September 30, 2006 and 2007 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2005	$306.1	$356.3	$662.4
Acquisition of businesses	15.4	3.5	18.9
Translation and other	6.7	5.8	12.5

Balance as of September 30, 2006	328.2	365.6	693.8

Acquisition of businesses	—	139.1	139.1
Translation and other	6.9	18.7	25.6

Balance as of September 30, 2007	$335.1	$523.4	$858.5

Other intangible assets consist of (in millions):

	September 30, 2007
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$111.2	$63.5	$47.7
Customer relationships	58.0	2.1	55.9
Technology	65.4	25.0	40.4
Other	52.6	26.9	25.7

Total amortized intangible assets	287.2	117.5	169.7
Intangible assets not subject to amortization	73.7	—	73.7

Total	$360.9	$117.5	$243.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

	September 30, 2006
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$96.2	$50.4	$45.8
Customer relationships	4.1	0.4	3.7
Technology	35.1	19.5	15.6
Other	33.9	18.6	15.3

Total amortized intangible assets	169.3	88.9	80.4
Intangible assets not subject to amortization	45.7	—	45.7

Total	$215.0	$88.9	$126.1

Computer software products represent costs of computer software to be sold, leased or otherwise marketed, as accounted for under SFAS 86. We have reclassified non-SFAS 86 software received in conjunction with certain acquisitions from the Computer software products category into the Technology category in the chart above to conform to current year presentation. Computer software products amortization expense was $9.7 million in 2007, $11.8 million in 2006 and $11.8 million in 2005.

The Allen-Bradley® and ICS Triplex™ trademarks have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $34.3 million in 2008, $25.2 million in 2009, $16.9 million in 2010, $13.5 million in 2011, and $11.7 million in 2012.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2007 and concluded that no impairments exist.

4.	Inventories

Inventories consist of (in millions):

	September 30,
	2007	2006
Finished goods	$184.9	$132.6
Work in process	130.4	98.7
Raw materials, parts, and supplies	189.4	180.2

Inventories	$504.7	$411.5

We report inventories net of the allowance for excess and obsolete inventory of $36.3 million at September 30, 2007 and $31.4 million at September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, net

Property consists of (in millions):

	September 30,
	2007	2006
Land	$7.5	$5.1
Buildings and improvements	255.6	243.5
Machinery and equipment	1,097.3	1,028.4
Internal use software	241.7	199.5
Construction in progress	63.0	39.2

Total	1,665.1	1,515.7
Less accumulated depreciation	(1,154.8)	(1,047.2)

Property, net	$510.3	$468.5

6.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	September 30,
	2007	2006
6.15% notes, payable in 2008	$348.2	$343.2
6.70% debentures, payable in 2028	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(44.3)	(45.0)

Total	753.9	748.2
Less current portion	(348.2)	—

Long-term debt	$405.7	$748.2

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.80 percent at September 30, 2007 and 8.02 percent at September 30, 2006. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities on the Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at September 30, 2007 and 2006. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $1.8 million at September 30, 2007 and a liability of $6.8 million at September 30, 2006.

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at September 30, 2007 or 2006. Borrowings under our credit facility bear interest based on short-term money market rates in effect during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-term and Short-term Debt — (Continued)

the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at September 30, 2007 and 2006. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $172.3 million at September 30, 2007 were available to foreign subsidiaries.

On September 29, 2006, we entered into a 364-day $250.0 million unsecured revolving credit facility. We terminated this facility effective March 30, 2007, as we no longer considered the liquidity provided by this facility to be necessary.

There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during 2007 and 2006 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $173.0 million at September 30, 2007 and $219.0 million at September 30, 2006. At September 30, 2007 the weighted average interest rate and original maturity period of the commercial paper outstanding were 5.1 percent and three days, respectively. At September 30, 2006 the weighted average interest rate and original maturity period of the commercial paper outstanding were 5.4 percent and three days, respectively.

Interest payments were $64.3 million during 2007, $58.6 million during 2006 and $45.6 million during 2005.

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	September 30,
	2007	2006
Advance payments from customers and deferred revenue	$121.5	$98.7
Customer returns, rebates and incentives	120.5	102.7
Unrealized losses on foreign exchange contracts (Note 9)	38.2	8.5
Product warranty obligations (Note 8)	34.9	37.1
Taxes other than income taxes	42.2	34.7
Special charges (Note 14)	19.6	—
Other	69.5	66.7

Other current liabilities	$446.4	$348.4

8.	Product Warranty Obligations

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Product Warranty Obligations — (Continued)

Changes in the product warranty obligations are (in millions):

	September 30,
	2007	2006
Balance at beginning of period	$37.1	$33.0
Warranties recorded at time of sale	45.8	49.9
Adjustments to pre-existing warranties	(3.4)	(0.1)
Payments	(44.6)	(45.7)

Balance at end of period	$34.9	$37.1

9.	Financial Instruments

Our financial instruments include long-term debt, foreign currency forward exchange contracts and an interest rate swap. The following is a summary of the carrying value and fair value of our financial instruments (in millions):

	September 30, 2007		September 30, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$(753.9)	$(777.3)	$(748.2)	$(803.7)
Foreign currency forward exchange contracts	(33.0)	(33.0)	(6.6)	(6.6)
Interest rate swap	(1.8)	(1.8)	(6.8)	(6.8)

We base the fair value of long-term debt upon quoted market prices for the same or similar issues. We base the fair value of foreign currency forward exchange contracts on quoted market prices for contracts with similar maturities.

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2007 and 2006, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts relating to the euro, British pound sterling, Swiss franc, Singapore dollar and South Korean won. The foreign currency forward exchange contracts are recorded in other current assets in the amounts of $5.2 million as of September 30, 2007 and $1.9 million as of September 30, 2006 and other current liabilities in the amounts of $38.2 million as of September 30, 2007 and $8.5 million as of September 30, 2006. We have designated certain foreign currency forward exchange contracts related to forecasted intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not significant.

We also hold financial instruments consisting of cash, accounts receivable, accounts payable and short-term debt. The carrying value of these assets and liabilities as reported in our Consolidated Balance Sheet approximate fair value.

10.	Shareowners’ Equity

Common Stock

At September 30, 2007, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2007, 14.6 million shares of common stock were reserved for various incentive plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareowners’ Equity — (Continued)

Changes in outstanding common shares are summarized as follows (in millions):

	2007	2006	2005
Beginning balance	170.8	179.7	183.8
Treasury stock purchases	(23.8)	(12.2)	(9.8)
Shares delivered under incentive plans	2.4	3.3	5.7

Ending balance	149.4	170.8	179.7

During September 2007, we repurchased 0.1 million shares of common stock for $7.5 million that did not settle until October 2007. These outstanding purchases were recorded in accounts payable at September 30, 2007. During September 2006, we repurchased 0.4 million shares of common stock for $20.6 million that did not settle until October 2006. These outstanding purchases were recorded in accounts payable at September 30, 2006.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2007	2006
Minimum pension liability adjustments (Notes 1 and 12)	$—	$(23.3)
Unrecognized pension and postretirement benefit plan liabilities (Notes 1 and 12)	(216.7)	—
Accumulated currency translation adjustments	61.2	(51.0)
Net unrealized losses on cash flow hedges	(16.7)	(1.1)
Unrealized gains on investment securities	2.5	0.1

Accumulated other comprehensive loss	$(169.7)	$(75.3)

Unrealized losses on cash flow hedges of $6.4 million ($3.9 million after tax) in 2007 and gains of $3.4 million ($2.0 million after tax) in 2006 were reclassified into earnings and offset gains and losses, respectively, on the hedged items. Approximately $13.8 million ($8.5 million after tax) of the net unrealized losses on cash flow hedges as of September 30, 2007 will be reclassified into earnings during 2008. We expect that these unrealized losses will be offset when the hedged items are recognized in earnings.

Unrealized gains on investment securities includes unrealized income, net of tax, of $2.5 million in 2007, related to our investment in Baldor common stock acquired in the sale of the principal businesses of our former Power Systems operating segment. The investment is recorded in other current assets as an available-for-sale security with a fair value at September 30, 2007 of $34.0 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

During 2007 and 2006, we recognized $29.0 million and $25.5 million in share-based compensation expense in income from continuing operations, respectively. The total income tax benefit related to share-based compensation recorded in continuing operations was $10.2 million during 2007 and $8.8 million during 2006. We recognize compensation expense on grants of share-based compensation awards generally on a straight-line basis over the service period of each award recipient. As of September 30, 2007, total unrecognized compensation cost related to share-based compensation awards was $29.7 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.

Our 2000 Long-Term Incentives Plan, as amended, authorizes us to deliver up to 24 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common and restricted stock. Approximately 4.9 million shares under our 2000 Long-Term Incentives Plan and 0.4 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2007. We use treasury stock to deliver shares of our common stock under these plans. Our 2000 Long-Term Incentives Plan does not permit share-based compensation awards to be granted after November 30, 2009.

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

The per share weighted average fair value of stock options granted during the years ended September 30, 2007, 2006 and 2005 was $20.02, $17.67 and $12.60, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2007	2006	2005
Average risk-free interest rate	4.59%	4.35%	3.59%
Expected dividend yield	1.47%	1.56%	1.50%
Expected volatility	0.31	0.32	0.31
Expected term (years)	5.4	5.3	5.0

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility (90 percent) of our stock price over the past five years and implied volatility (10 percent) based upon exchange traded options for our common stock. We determined that a blend of historical volatility and implied volatility better reflects future market conditions and better indicates expected volatility than purely historical volatility. We determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

A summary of stock option activity for the years ended September 30, 2007, 2006 and 2005 are:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)		(years)	(in millions)
Number of shares under option:
Outstanding at September 30, 2004	14,082	$18.17
Granted	2,449	44.11
Exercised	(5,703)	16.18
Forfeited	(126)	22.11

Outstanding at September 30, 2005	10,702	25.12	6.8	$297.8

Vested or expected to vest at September 30, 2005	10,702	25.12	6.8	297.8

Exercisable at September 30, 2005	5,478	16.96	5.3	196.9

Outstanding at September 30, 2005	10,702	$25.12
Granted	1,567	56.88
Exercised	(3,124)	19.36
Forfeited	(206)	40.03

Outstanding at September 30, 2006	8,939	32.29	6.7	$230.7

Vested or expected to vest at September 30, 2006	8,720	31.97	6.7	227.9

Exercisable at September 30, 2006	4,947	21.86	5.5	179.3

Outstanding at September 30, 2006	8,939	$32.29
Granted	1,176	63.64
Exercised	(2,417)	26.92
Forfeited	(335)	51.94

Outstanding at September 30, 2007	7,363	38.17	6.4	$230.7

Vested or expected to vest at September 30, 2007	7,221	37.81	6.4	228.9

Exercisable at September 30, 2007	4,794	28.27	5.4	197.7

The table below presents stock option activity for years ended September 30, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
Total intrinsic value of stock options exercised	$93.1	$141.3	$190.9
Cash received from stock option exercises	64.9	60.1	91.6
Income tax benefit from the exercise of stock options	28.4	48.5	72.1
Total fair value of stock options vested	25.2	19.8	12.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

Performance Share Awards

Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. During 2007, we granted 99,300 performance share awards (for which up to 198,600 shares of our common stock could be delivered in payment). In 2006, we granted 143,100 performance share awards (for which up to 286,200 shares of our common stock could be delivered in payment). Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. At September 30, 2007 and September 30, 2006, performance share awards outstanding were 206,021 and 140,500, respectively.

The per share fair value of performance share awards granted during the year ended September 30, 2007 and September 30, 2006 were $72.24 and $63.24, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2007	2006
Average risk-free interest rate	4.72%	4.41%
Expected dividend yield	1.49%	1.56%
Expected volatility (Rockwell Automation)	0.28	0.32
Expected volatility (average S&P 500 firm)	0.25	0.36

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined the expected volatilities using daily historical volatility for the period from November 2002 through November 2005 for the 2006 award and from November 2003 through November 2006 for the 2007 award.

Restricted Stock

We also grant restricted stock awards to certain employees and members of the Board of Directors. Restrictions lapse over periods ranging from one to five years. We value restricted stock awards at the closing market value of our common stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

A summary of restricted stock activity for the years ended September 30, 2007, 2006 and 2005 is as follows:

	Shares	Wtd. Avg. Grant Date Share Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Restricted stock balance at September 30, 2004	139	$36.30	$5.4
Granted	32	48.81
Restrictions lapsed	(51)	45.67
Forfeited	(1)	33.69

Restricted stock balance at September 30, 2005	119	$34.67	$6.3
Granted	94	58.07
Restrictions lapsed	(9)	46.44
Forfeited	(7)	42.29

Restricted stock balance at September 30, 2006	197	$45.62	$11.5
Granted	65	64.06
Restrictions lapsed	(32)	36.12
Forfeited	(19)	54.10

Restricted stock balance at September 30, 2007	211	$52.05	$14.7

Prior Year Pro Forma Expense

The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods before we adopted SFAS 123(R) (in millions, expect per share amounts):

2005
Net income, as reported	$540.0
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	0.6
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(18.8)

Pro forma net income	$521.8

Earnings per share:
Basic — as reported	$2.95

Basic — pro forma	$2.85

Diluted —as reported	$2.88

Diluted — pro forma	$2.79

Pro forma net income for 2005 includes an additional $4.9 million after tax of compensation expense for retirement eligible stock option participants. Previously we reported compensation expense for these participants

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

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

We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we did in 2007 and 2006. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.

Effective September 30, 2007, we adopted SFAS 158. See Note 1 for the incremental effects of adoption of SFAS 158 on our Consolidated Balance Sheet at September 30, 2007.

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$56.8	$64.8	$51.1	$3.9	$5.5	$3.3
Interest cost	127.6	105.3	101.3	13.3	12.2	12.7
Expected return on plan assets	(161.8)	(140.6)	(111.6)	—	—	—
Amortization:
Prior service credit	(4.6)	(3.9)	1.0	(16.5)	(10.7)	(10.7)
Net transition obligation	0.1	—	(0.2)	—	—	—
Net actuarial loss	28.2	46.0	14.0	12.3	11.7	7.4

Net periodic benefit cost	$46.3	$71.6	$55.6	$13.0	$18.7	$12.7

Excluded from this net periodic benefit cost table but included in income from discontinued operations in the Consolidated Statement of Operations is pre-tax pension benefit cost of $3.8 million, $12.0 million and $10.6 million and pre-tax other postretirement benefit cost of $4.8 million, $16.7 million and $12.2 million for the years ended September 30, 2007, 2006 and 2005, respectively. Also in 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.1 million and an additional other postretirement benefits settlement gain of $11.0 million related to the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses that is reflected in income from discontinued operations in the Consolidated Statement of Operations. In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we retained the pension liability related to the eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees as of the date of the sale, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with the sale of these businesses.

Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits			Other Postretirement Benefits
	2007		2006	2007	2006
Benefit obligation at beginning of year	$2,342.3		$2,517.9	$209.7	$361.1
Service cost	56.8		64.8	3.9	5.5
Interest cost	127.6		105.3	13.3	12.2
Service cost — divested business	4.9		10.0	0.7	2.5
Interest cost — divested business	12.3		18.9	3.6	5.3
Actuarial losses (gains)	45.8		(308.2)	21.1	(71.9)
Plan amendments	1.5		1.6	—	(81.6)
Curtailment (gain)	(8.6)		—	(0.3)	—
Plan participant contributions	4.9		4.8	8.9	9.8
Benefits paid	(107.6)		(98.3)	(28.9)	(33.5)
Currency translation and other	12.3		25.5	2.0	0.3

Benefit obligation at end of year	2,492.2		2,342.3	234.0	209.7

Plan assets at beginning of year	2,359.0		1,678.3	—	—
Actual return on plan assets	360.2		162.2	—	—
Company contributions	42.2		591.6	20.0	23.7
Plan participant contributions	4.9		4.8	8.9	9.8
Benefits paid	(107.6)		(98.3)	(28.9)	(33.5)
Currency translation and other	45.4		20.4	—	—

Plan assets at end of year	2,704.1		2,359.0	—	—

Funded status of plans	211.9		16.7	(234.0)	(209.7)
Contributions after measurement date	6.8		—	—	—
Unamortized amounts:
Prior service credit	—	(a)	(55.2)	— (a)	(150.2)
Net transition obligation	—	(a)	1.6	— (a)	—
Net actuarial losses	—	(a)	537.5	— (a)	164.8

Net amount on balance sheet	$218.7		$500.6	$(234.0)	$(195.1)

Net amount on balance sheet consists of:
Prepaid pension	$384.3		$596.6	$—	$—
Total retirement benefit liability	(165.6)		(130.6)	(234.0)	(195.1)
Deferred tax asset	—	(a)	11.2	—	—
Intangible asset	—	(a)	0.1	—	—
Accumulated other comprehensive loss	—	(a)	23.3	—	—

Net amount on balance sheet	$218.7		$500.6	$(234.0)	$(195.1)

(a)	Amounts recognized in Shareowners’ Equity in 2007 pursuant to SFAS 158. See Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2007 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension	Other Postretirement Benefits
Prior service credit	$(30.2)	$(59.8)
Net actuarial loss	201.8	102.4
Net transition obligation	1.0	1.5

Total	$172.6	$44.1

Included in accumulated other comprehensive loss at September 30, 2007 are prior service credits of $19.5 million ($11.9 million net of tax), net actuarial loss of $32.2 million ($19.7 million net of tax), and net transition obligation of $0.6 million ($0.3 million net of tax) expected to be recognized in pension and other postretirement net periodic benefit cost during the fiscal year ending September 30, 2008.

In 2005, we amended our U.S. pension plan effective for 2006 to eliminate the early retirement subsidy for certain employees. The amendment reduced the pension obligation by approximately $70 million in 2005 and also reduced annual pension expense recognized over the average remaining service life of plan participants.

In 2007, 2006 and 2005 we voluntarily contributed $8.0 million, $450.0 million and $150.0 million to our U.S. qualified pension plan trust.

The accumulated benefit obligation for our pension plans is $2,316.4 million as of the 2007 measurement date and $2,161.4 million as of the 2006 measurement date.

We use an actuarial measurement date of June 30 to measure our benefit obligations, plan assets and to calculate our net periodic benefit cost for pension and other postretirement benefits.

Net Periodic Benefit Cost Assumptions

Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2007	2006	2005	2007	2006	2005
U.S. Plans
Discount rate	6.50%	5.25%	6.25%	6.50%	5.00%	6.25%
Expected return on plan assets	8.00%	8.50%	8.50%	—	—	—
Compensation increase rate	4.19%	4.06%	4.50%	—	—	—
Non-U.S. Plans
Discount rate	4.60%	4.18%	5.03%	5.50%	5.00%	6.25%
Expected return on plan assets	5.83%	5.90%	6.25%	—	—	—
Compensation increase rate	2.62%	2.62%	2.63%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Net Benefit Obligation Assumptions

Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2007	2006	2007	2006
U.S. Plans
Discount rate	6.50%	6.50%	6.25%	6.50%
Compensation increase rate	4.15%	4.19%	—	—
Healthcare cost trend rate(1)	—	—	9.00%	10.00%
Non-U.S. Plans
Discount rate	4.98%	4.59%	5.25%	5.50%
Compensation increase rate	2.86%	2.62%	—	—
Healthcare cost trend rate(2)	—	—	9.50%	8.00%

(1)

The healthcare cost trend rate reflects the estimated increase in gross medical claims costs as required to be disclosed by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume gross healthcare cost trend rate will decrease to 5.50% in 2011.

(2)	Decreasing to 4.50% in 2012.

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

	Allocation Range	Target Allocation	September 30,
Asset Category			2007	2006
Equity Securities	50% - 80%	63%	65%	62%
Debt Securities	20% - 50%	36%	34%	37%
Other	0% - 20%	1%	1%	1%

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

As of September 30, 2007 and 2006, our pension plans do not own our common stock.

In certain countries in which we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Estimated Future Payments

We expect to contribute approximately $35 million related to our worldwide pension plans and $24.3 million to our postretirement benefit plans in 2008.

The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2008	$119.6	$24.3
2009	123.6	23.6
2010	127.8	23.0
2011	132.8	22.7
2012	138.9	21.7
2013 - 2017	771.6	94.3

Other Postretirement Benefits

A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage Point Increase		One-Percentage Point Decrease
	2007	2006	2007	2006
Increase (decrease) to total of service and interest cost components	$0.4	$1.4	$(0.3)	$(1.2)
Increase (decrease) to postretirement benefit obligation	1.7	2.0	(1.4)	(1.6)

Pension Benefits

Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) as of the 2007 and 2006 measurement dates (June 30) are as follows (in millions):

	2007	2006
Projected benefit obligation	$165.7	$177.4
Accumulated benefit obligation	146.8	160.6
Fair value of plan assets	18.3	41.3

Defined Contribution Savings Plans

We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $24.3 million in 2007, $23.4 million in 2006, and $21.2 million in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Consolidated Statement of Operations (in millions):

	2007	2006	2005
Power Systems net income from operations	$42.3	$100.1	$70.8
Gain on sale of Power Systems (net of tax expense of $192.2 million)	868.2	—	—
ElectroCraft net loss from operations	—	(0.3)	(0.1)
ElectroCraft loss on sale (net of tax benefit of $ 0.9)	—	(1.4)	—
Tax matters (see Note 16)	—	—	21.6
Other	8.0	(3.0)	—

Income from discontinued operations	$918.5	$95.4	$92.3

Power Systems

On January 31, 2007, we sold our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor for $1.8 billion, comprised of $1.75 billion in cash and approximately 1.6 million shares of Baldor common stock. The results of operations and gain on sale of these businesses are reported in income from discontinued operations in the Consolidated Financial Statements for all periods presented. Assets and liabilities sold are classified as assets available for sale and liabilities associated with assets available for sale in the Consolidated Balance Sheet at September 30, 2006.

ElectroCraft Engineered Solutions

During 2006, our Architecture & Software segment sold the assets of our ElectroCraft Engineered Solutions business. Accordingly, we reflected the results of this business as a discontinued operation for all periods presented.

Other

During 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded a net charge of $1.6 million ($1.0 million after tax) related to legal matters associated with the former Rockwell International Corporation’s operation of the Rocky Flats facility for the U.S. Department of Energy and professional services fees related to these and other discontinued operations matters.

In 2006, we recorded a $5.0 million ($3.0 million after tax) accrual for legal contingencies related to the former Rockwell International Corporation’s operation of the Rocky Flats facility for the U.S. Department of Energy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Discontinued Operations — (Continued)

Summarized Results

Summarized results of Power Systems and ElectroCraft operations are (in millions):

	Four Months Ended January 31, 2007	Year Ended September 30,
		2006	2005
Sales	$340.7	$1,005.0	$891.7

Income before income taxes	$69.6	$157.4	$107.1
Income tax expense	(27.3)	(57.6)	(36.4)

Net income	$42.3	$99.8	$70.7

The assets classified as available for sale and the liabilities classified as associated with assets available for sale in the Consolidated Balance Sheet are:

September 30, 2006
Cash and cash equivalents	$6.6
Receivables	135.7
Inventories	188.0
Other current assets	21.1

Current assets available for sale	$351.4

Property, net	$203.1
Goodwill	147.2
Other intangible assets, net	199.0
Other assets	2.9

Non-current assets available for sale	$552.2

Accounts payable	$74.8
Compensation and benefits	7.9
Other current liabilities	28.8

Current liabilities associated with assets available for sale	$111.5

Retirement benefits	$26.5
Deferred income taxes	79.8
Other liabilities	35.2

Non-current liabilities associated with assets available for sale	$141.5

14.	Special Charges

During 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. The majority of the charges relate to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Special Charges — (Continued)

severance benefits recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43. In the Consolidated Statement of Operations, $21.8 million of the special charges was recorded in cost of sales, while $21.7 million was recorded in selling, general and administrative expenses.

We expect total cash expenditures associated with these actions to approximate $39.0 million, of which we paid $5.3 million through September 30, 2007. Non-cash charges include write-downs of certain inventory, machinery and equipment totaling $4.5 million. The asset charges amounted to the full carrying value of the assets written down, as we do not expect to receive any recovery from these assets.

15.	Other Income

The components of other income are (in millions):

	2007	2006	2005
Net gain (loss) on dispositions of property and investment	$5.4	$20.2	$(3.9)
Interest income	29.6	7.9	10.6
Royalty income	1.8	2.8	2.4
Earnings on equity method investments	—	1.7	3.8
Environmental charges	(13.9)	(4.2)	(7.5)
Dividend income	12.1	1.4	—
Other	(1.7)	3.6	4.2

Other income	$33.3	$33.4	$9.6

Our pre-tax gain on the sale of our 50 percent interest in RSC of $19.9 million is included in 2006 net gain (loss) on dispositions of property and investment.

16.	Income Taxes

The components of the income tax provision are as follows (in millions):

	2007	2006	2005
Current:
United States	$169.6	$131.8	$16.4
Non-United States	97.1	54.3	55.5
State and local	(3.7)	17.3	(7.8)

Total current	263.0	203.4	64.1

Deferred:
United States	(20.6)	3.8	112.6
Non-United States	(20.5)	(0.5)	(6.1)
State and local	(2.6)	(0.2)	11.6

Total deferred	(43.7)	3.1	118.1

Income tax provision	$219.3	$206.5	$182.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

During 2007, we recognized tax benefits in income from continuing operations resulting from:

•	$21.7 million related to the resolution of certain tax matters and claims related to closure of the 2005 U.S. federal audit cycle and various state tax audits.

During 2006, we recognized tax benefits in income from continuing operations resulting from:

•	$13.0 million related to the resolution of certain tax matters and claims related to closure of the U.S. federal audit cycle for the years 2003 and 2004 and various state tax audits;

•

$15.4 million related to the resolution of certain non-U.S. tax matters primarily relating to cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services and/or intellectual property; and

•	$27.2 million related to the reversal of valuation allowances on capital loss carryforwards.

During 2005, we recognized net tax benefits resulting from :

•

$19.3 million in income from continuing operations related to the resolution of claims and other tax matters as well as the effect of the true-up of estimated tax audit contingency accruals in connection with the closure of the U.S. federal audit cycle for the years 1998 through 2002; and

•

$22.0 million in income from discontinued operations related to the closure of the 1998 through 2002 U.S. federal audit ($7.9 million), a prior year state tax refund for a divested business ($11.3 million) and the resolution of various other tax matters of divested businesses ($2.8 million).

Net current deferred income tax assets at September 30, 2007 and 2006 consist of the tax effects of temporary differences related to the following (in millions):

	2007	2006
Compensation and benefits	$16.5	$28.5
Product warranty costs	13.2	13.9
Inventory	36.6	22.9
Allowance for doubtful accounts	6.5	6.0
Deferred credits	24.8	22.8
Returns, rebates and incentives	31.1	27.1
Self-insurance reserves	2.4	4.8
Net operating loss carryforwards	0.1	2.9
Capital loss carryforwards	—	12.2
State tax credit carryforwards	0.1	0.2
Other — net	38.9	19.1

Current deferred income tax assets	$170.2	$160.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

Net long-term deferred income tax assets (liabilities) at September 30, 2007 and 2006 consist of the tax effects of temporary differences related to the following (in millions):

	2007	2006
Retirement benefits	$(1.5)	$(125.9)
Property	(61.4)	(61.4)
Intangible assets	1.9	34.9
Environmental reserves	7.9	14.4
Share-based compensation	16.5	8.0
Self-insurance reserves	10.9	11.0
Deferred gains	6.3	7.1
Net operating loss carryforwards	26.3	24.3
Capital loss carryforwards	29.7	27.7
State tax credit carryforwards	4.9	8.0
Other — net	26.4	13.2

Subtotal	67.9	(38.7)
Valuation allowance	(42.6)	(36.8)

Long-term deferred income tax assets (liabilities)	$25.3	$(75.5)

Total deferred tax assets were $303.6 million at September 30, 2007 and $310.7 million at September 30, 2006. Total deferred tax liabilities were $65.5 million at September 30, 2007 and $189.0 million at September 30, 2006.

We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than as reflected below for tax attributes to be carried forward. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results ($880.2 million of United States taxable income over the past three years) and expected future earnings.

Net operating loss, capital loss and tax credit carryforwards, valuation allowances and the related carryforward periods at September 30, 2007 are (in millions):

	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Tax Attribute to be Carried Forward
Non-United States net operating loss	$0.4	$(0.4)	2012-2014
Non-United States net operating loss	16.8	(6.1)	Indefinite
Non-United States capital loss	29.7	(29.7)	Indefinite
United States net operating loss	0.2	(0.2)	2018-2025
State and local net operating loss	9.0	—	2008-2027
State tax credit	5.0	(0.7)	2010-2022

Total	$61.1	$(37.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

We have a valuation allowance at September 30, 2007 as noted above for carryforwards for which future use is less than more likely than not.

During 2006, the valuation allowance increased by $7.0 million as a result of audit settlements and decreased by $27.2 million as a result of the planned utilization of capital loss carryforwards related to the sale of our investment in RSC and our sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.

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

Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We regularly assess our position with regard to tax exposures and record liabilities for these uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies. We have recorded an accrual of $104.5 million and $85.1 million at September 30, 2007 and 2006, respectively, that reflects our estimate of the likely outcome of current and future audits. The accrual is recorded in other liabilities in our Consolidated Balance Sheet. The net change in the accrual of $19.4 million reflects a $26.2 million reduction related to the combined closure of federal and state audits for the years 1998 through 2005, a $34.0 million increase related to discontinued operations, and an $11.5 million increase primarily related to current year taxes and interest on previously identified income tax exposures. A final determination of these tax audits or changes in our estimates may result in additional future income tax expense or benefit.

The effective income tax rate differed from the United States statutory tax rate for the reasons set forth below:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	1.2	2.0	2.0
Non-United States taxes	(4.0)	(2.3)	(0.4)
Foreign tax credit utilization	(0.4)	0.3	(1.1)
Employee stock ownership plan benefit	(0.5)	(0.5)	(0.6)
Tax refund claims	(0.4)	(0.2)	(1.7)
Reversal of valuation allowance on capital loss carryforwards	—	(3.7)	—
Tax benefits on export sales	(0.5)	(1.1)	(0.9)
Resolution of prior period tax matters	(2.3)	(3.6)	(4.8)
Other	(0.3)	2.2	1.4

Effective income tax rate	27.8%	28.1%	28.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

We calculated the income tax provisions based upon the following components of income from continuing operations before income taxes (in millions):

	2007	2006	2005
United States income	$509.2	$509.6	$511.0
Non-United States income	279.4	226.2	118.9

Total	$788.6	$735.8	$629.9

We have not provided U.S. deferred taxes on cumulative earnings of non-U.S. affiliates that have been reinvested indefinitely. These earnings relate to ongoing operations and at September 30, 2007, were approximately $860.0 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. or state income tax liabilities that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for non-U.S. affiliates when we plan to remit those earnings.

Income taxes paid were $427.3 million during 2007, including $190.0 million related to the gain on sale of our Dodge Mechanical and Reliance Electric motors and motor repair services businesses, $214.7 million during 2006 and $134.8 million during 2005.

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

We have been designated as a potentially responsible party at 11 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2007 to be $10.2 million, of which $3.2 million has been accrued.

Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2007, we have estimated the total reasonably possible costs we could incur from these matters to be $65.1 million. We have recorded environmental accruals for these matters of $26.6 million. In addition to the above matters, we assumed certain other environmental liabilities related to Federal Pacific Electric, a former subsidiary of Reliance, in connection with the 1995 acquisition of Reliance, which we have retained following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We are indemnified by ExxonMobil Corporation (Exxon) for substantially all costs associated with these matters. The indemnity applies to liabilities for which we gave Exxon notice by December 29, 2006. At September 30, 2007, we have recorded a liability of $23.0 million and a receivable of $21.7 million for these matters. We estimate the total reasonably possible costs for these matters to be $27.3 million for which we are substantially indemnified by Exxon.

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

Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. The application of FIN 47 resulted in a charge, net of tax, of $17.7 million included in the Consolidated Statement of Operations for the year ended September 30, 2006 as the cumulative effect of a change in accounting principle. At September 30, 2007, we have recorded liabilities for these asset retirement obligations of $5.3 million in other current liabilities and $21.8 million in other liabilities. We recorded $28.7 million in other liabilities for these obligations at September 30, 2006.

Pro forma amounts, as if FIN 47 had been applied for all periods, are (in millions, except per share amounts):

	2006	2005
Net income, as reported	$607.0	$540.0
Add: FIN 47 cumulative effect adjustment, net of tax	17.7	—
Less: FIN 47 depreciation and accretion expense, net of tax	(1.0)	(0.9)

Pro forma net income	$623.7	$539.1

Earnings per share:
Basic — as reported	$3.44	$2.95

Basic — pro forma	$3.53	$2.94

Diluted — as reported	$3.37	$2.88

Diluted — pro forma	$3.47	$2.88

Pro forma asset retirement obligation, end of period	$28.7	$27.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingent Liabilities — (Continued)

Lease Commitments

Rental expense was $97.7 million in 2007, $88.3 million in 2006 and $82.0 million in 2005. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $279.5 million as of September 30, 2007 and are payable as follows (in millions):

2008	$70.7
2009	54.8
2010	35.7
2011	25.8
2012	21.7
Beyond 2012	70.8

Total	$279.5

Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $6.7 million as of September 30, 2007 and are receivable through 2009 at approximately $3.1 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

During 2006, we completed a sale-leaseback transaction of eight properties, including the land, buildings and improvements affixed to the properties. The lease terms vary from five to fifteen years depending on the property and are classified as operating leases. The net proceeds on sale were approximately $89.9 million. Two of the sold properties resulted in a loss of $1.6 million that we recognized during 2006, with the remaining properties resulting in a gain on sale of $21.1 million that will be amortized to rent expense over the term of the respective leases. The net book value of the sold assets has been removed from our balance sheet.

Other Matters

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

Like thousands of other companies, we (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. The great majority of cases do not allege exposure to any asbestos-containing product that we or our predecessors manufactured or sold.

In addition, when our products appear to be identified, in some cases they are from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingent Liabilities — (Continued)

of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

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

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the purchase price. We estimate the potential future payments we could incur under these indemnifications may approximate $32.5 million, of which $9.6 million has been accrued in other current liabilities and $16.1 million has been accrued in other liabilities at September 30, 2007.

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

Rockwell Automation is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage in their businesses. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive

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

•

Architecture & Software’s Integrated Architecture and Logix controllers perform multiple types of control and monitoring applications, including discrete, batch, continuous process, drive system, motion and machine safety across various industrial machinery, plants and processes, and supply real time information to supervisory software and plant-wide information systems.

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

Control Products & Solutions

The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products with the customer support and application knowledge necessary to implement an automation or information solution on the plant floor. This comprehensive portfolio includes:

•

Low voltage and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, contactors, push buttons, signaling devices, termination and protection devices, relays and timers and condition sensors.

•	Value-added packaged solutions, including configured drives, motor control centers and custom engineered panels for OEM and end-user applications.

•	Automation and information solutions, including custom-engineered hardware and software systems for discrete, process, motion, drives and manufacturing information applications.

•

Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, asset management, training and predictive and preventative maintenance.

Solutions and services comprise approximately 50 percent of the segment’s sales and includes products that we manufacture or purchase from others, to the extent that these products are sold through these solution and service offerings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information — (Continued)

The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2007	2006	2005
Sales:
Architecture & Software	$2,221.3	$2,059.2	$1,917.7
Control Products & Solutions	2,782.6	2,497.2	2,193.8

Total	$5,003.9	$4,556.4	$4,111.5

Segment operating earnings:
Architecture & Software	$587.7	$533.9	$517.0
Control Products & Solutions	397.0	339.9	237.2

Total	984.7	873.8	754.2
Purchase accounting depreciation and amortization	(16.4)	(10.6)	(10.0)
General corporate-net	(72.8)	(90.7)	(68.5)
Special charges	(43.5)	—	—
Interest expense	(63.4)	(56.6)	(45.8)
Gain on sale of investment	—	19.9	—

Income from continuing operations before income taxes and cumulative effect of accounting change	$788.6	$735.8	$629.9

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses, earnings and losses from equity affiliates that are not considered part of the operations of a particular segment and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. Costs incurred related to shared segment operating activities are allocated to the segments using a methodology consistent with the expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information — (Continued)

The following tables summarize the identifiable assets at September 30, the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2007	2006	2005
Identifiable assets:
Architecture & Software	$1,163.6	$1,030.0	$956.5
Control Products & Solutions	1,921.3	1,391.5	1,362.7
Corporate	1,460.9	1,410.3	1,381.7

Total	$4,545.8	$3,831.8	$3,700.9

Depreciation and amortization:
Architecture & Software	$52.8	$49.4	$51.0
Control Products & Solutions	47.7	55.9	63.2
Corporate	1.0	1.5	3.2

Total	101.5	106.8	117.4
Purchase accounting depreciation and amortization	16.4	10.6	10.0

Total	$117.9	$117.4	$127.4

Capital expenditures for property:
Architecture & Software	$14.7	$29.3	$18.3
Control Products & Solutions	27.5	31.2	28.4
Corporate	88.8	61.8	56.0

Total	$131.0	$122.3	$102.7

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $179.7 million, $144.4 million and $126.9 million at September 30, 2007, 2006 and 2005, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $87.1 million, $60.7 million and $43.1 million in 2007, 2006 and 2005, respectively, that will be shared by our operating segments.

We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2007	2006	2005	2007	2006	2005
United States	$2,687.0	$2,599.0	$2,308.9	$392.3	$370.8	$430.8
Canada	341.1	332.1	303.5	13.7	11.9	18.1
Europe, Middle East and Africa	1,054.2	832.6	804.0	56.9	49.0	57.5
Asia-Pacific	588.8	521.4	479.8	35.3	28.5	17.9
Latin America	332.8	271.3	215.3	12.1	8.3	6.9

Total	$5,003.9	$4,556.4	$4,111.5	$510.3	$468.5	$531.2

We attribute sales to the geographic regions based on the country of destination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Information (Unaudited)

	2007 Quarters
	First	Second(b)	Third	Fourth	2007
	(in millions, except per share amounts)
Sales	$1,146.3	$1,206.5	$1,280.6	$1,370.5	$5,003.9
Gross profit	497.6	474.5	551.1	574.1	2,097.3
Income from continuing operations before income taxes	186.9	143.4	227.1	231.2	788.6
Income from continuing operations	130.9	107.1	167.5	163.8	569.3
Income (loss) from discontinued operations(a)	298.2	622.2	(3.3)	1.4	918.5
Net income	429.1	729.3	164.2	165.2	1,487.8
Basic earnings per share:
Continuing operations	0.78	0.66	1.09	1.09	3.59
Discontinued operations(a)	1.77	3.86	(0.02)	0.01	5.78
Net income	2.55	4.52	1.07	1.10	9.37
Diluted earnings per share:
Continuing operations	0.76	0.65	1.07	1.07	3.53
Discontinued operations(a)	1.74	3.80	(0.02)	0.01	5.70
Net income	2.50	4.45	1.05	1.08	9.23

(a)	See Note 13 for more information on discontinued operations.

(b)	Income from continuing operations includes special charges $43.5 million ($27.7 million after tax or $0.17 per diluted share). See Note 14 for more information.

	2006 Quarters
	First	Second	Third	Fourth(a)	2006
	(in millions, except per share amounts)
Sales	$1,069.7	$1,121.0	$1,171.7	$1,194.0	$4,556.4
Gross profit	449.3	475.9	486.5	488.3	1,900.0
Income from continuing operations before income taxes and cumulative effect of accounting change	174.4	176.2	178.1	207.1	735.8
Income from continuing operations before cumulative effect of accounting change	123.9	125.2	123.4	156.8	529.3
Cumulative effect of accounting change(c)	—	—	—	(17.7)	(17.7)
Income from discontinued operations(b)	21.8	21.3	25.6	26.7	95.4
Net income	145.7	146.5	149.0	165.8	607.0
Basic earnings per share:
Continuing operations before accounting change	0.70	0.71	0.70	0.90	3.00
Discontinued operations(b)	0.12	0.12	0.14	0.15	0.54
Cumulative effect of accounting change(c)	—	—	—	(0.10)	(0.10)
Net income	0.82	0.83	0.84	0.95	3.44
Diluted earnings per share:
Continuing operations before accounting change	0.68	0.69	0.69	0.89	2.94
Discontinued operations(b)	0.12	0.12	0.14	0.15	0.53
Cumulative effect of accounting change(c)	—	—	—	(0.10)	(0.10)
Net income	0.80	0.81	0.83	0.94	3.37

(a)	Income from continuing operations before cumulative effect of accounting change includes the gain on sale of RSC of $19.9 million ($12.0 million after tax or $0.07 per diluted share).

(b)	See Note 13 for more information on discontinued operations.

(c)	See Note 17 for more information on cumulative effect of accounting change.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Industrial Control Services Group Limited (d/b/a ICS Triplex), which was acquired on July 2, 2007, and whose financial statements constitute 13% and 7% of net and total assets, respectively, and 1% of net sales, and 0% of net income of the consolidated financial statements as of and for the year ended September 30, 2007. Accordingly, our audit did not include the internal control over financial reporting at ICS Triplex. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As described in Note 11 to the Consolidated Financial Statements, on October 1, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, Shared Based Payments. As described in Note 17 to the Consolidated Financial Statements, on September 30, 2006, the Company adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. As described in Note 12 to the Consolidated Financial Statements, on September 30, 2007, the Company adopted Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87,88, 106, and 132R.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 15, 2007

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2007, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2007.

On July 2, 2007, we acquired Industrial Control Services Group Limited (d/b/a ICS Triplex), whose financial statements constitute 13 percent and 7 percent of net and total assets, respectively, 1 percent of net sales, and zero percent of net income of the consolidated financial statement amounts as of and for the year ended September 30, 2007. We excluded ICS Triplex from our assessment of internal control over financial reporting at September 30, 2007.

The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the fourth quarter of 2007, we implemented the manufacturing, logistics and non-manufacturing purchasing processes and functionality of the system to additional locations. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. We also implemented a pilot roll-out to one location of our field support services. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2008-2010.

There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Company

Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Information as to Nominees for Directors and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2008 Proxy Statement.

No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information about executive officers of the Company under Item 4A of Part I.

We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics is posted on our Internet site at http://www.rockwellautomation.com. In the event that we amend or grant any waiver from, a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our Internet site.

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Director Compensation and Corporate Governance in the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Stock Ownership by Certain Beneficial Owners and Ownership by Management of Equity Securities in the 2008 Proxy Statement.

The following table provides information as of September 30, 2007 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2000 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by shareowners	7,760,565	(1)	$38.21	5,229,242	(2)
Equity compensation plans not approved by shareowners	14,000	(3)	16.05	—

Total	7,774,565		38.17	5,229,242

(1)

Represents outstanding options and shares issuable in payment of outstanding performance shares under our 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)	Represents 4,858,395 and 370,847 shares available for future issuance under our 2000 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

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

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the 2008 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2008 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2007 and 2006

Consolidated Statement of Operations, years ended September 30, 2007, 2006 and 2005

Consolidated Statement of Cash Flows, years ended September 30, 2007, 2006 and 2005

Consolidated Statement of Shareowners' Equity, years ended September 30, 2007, 2006 and 2006

Consolidated Statement of Comprehensive Income, years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule for the years ended September 30, 2007, 2006 and 2005

Page
Schedule II — Valuation and Qualifying Accounts	S-1

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

4-a-1

Indenture dated as of December 1, 1996 between the Company and The Bank of New York Trust Company, N.A. (formerly JPMorgan Chase, successor to The Chase Manhattan Bank, successor to Mellon Bank, N.A.), as Trustee, filed as Exhibit 4-a to Registration Statement No. 333-43071, is hereby incorporated by reference.

4-a-2	Form of certificate for the Company’s 6.15% Notes due January 15, 2008, filed as Exhibit 4- a to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.

4-a-3

Form of certificate for the Company’s 6.70% Debentures due January 15, 2028, filed as Exhibit 4-b to the Company’s Current Report on Form 8-K dated January 26, 1998, is hereby incorporated by reference.

4-a-4

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

*10-b-13

Amendments to Restricted Stock Agreements with William T. McCormick, Jr. and Joseph F. Toot, Jr., filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, are hereby incorporated by reference.

*10-b-14	Summary of Non-Employee Director Compensation and Benefits, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, is hereby incorporated by reference.

*10-b-15

Amendments to Non-Employee Director Compensation and Benefits, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, is hereby incorporated by reference.

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

*10-f

Copy of the Company’s Deferred Compensation Plan, as amended and restated September 6, 2006, filed as Exhibit 10-f to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, is hereby incorporated by reference.

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

*10-h-4

Description of adjustments to the Company’s financial performance goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2007, contained in the Company’s Current Report on Form 8-K dated April 10, 2007, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

*10-h-5

Mutual Separation Agreement effective May 21, 2007 between Rockwell Automation, Inc. and James V. Gelly, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 21, 2007, is hereby incorporated by reference.

*10-h-6

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

10-l-l

Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8- K dated October 10, 1997, is hereby incorporated by reference.

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

10-q-1

Purchase Agreement, dated as of November 6, 2006, by and among Rockwell Automation, Inc., Rockwell Automaton of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Inducstrias Reliance S.A. de C.V., Rockwell Automation GmbH (formerly known as Rockwell International GmbH) and Baldor Electric Company, contained in the Company’s Current Report on Form 8-K dated November 9, 2006, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

10-q-2

First Amendment to Purchase Agreement dated as of January 24, 2007 by and among Rockwell Automation, Inc., Rockwell Automation of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Reliance S.A. de C.V., Rockwell Automation GmbH and Baldor Electric Company, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, is hereby incorporated by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2007.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

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
David M. Dorgan Vice President and Controller
(Principal Accounting Officer)

Dated: November 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of November 2007 by the following persons on behalf of the registrant and in the capacities indicated.

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
Douglas M. Hagerman, Attorney-in-fact**

**By authority of powers of attorney filed herewith

SCHEDULE II

ROCKWELL AUTOMATION, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2007, 2006 and 2005

	Balance at Beginning of Year	Additions			Deductions(b)	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(in millions)
*Year ended September 30, 2007
Allowance for doubtful accounts(a)	$14.0	$4.0	$—		$2.8	$15.2
Allowance for customer returns, rebates and incentives	111.2	166.3	—		148.9	128.6
Allowance for excess and obsolete inventory	31.4	16.7	—		11.8	36.3
Valuation allowance for deferred tax assets	36.8	6.2	2.5		2.9	42.6
*Year ended September 30, 2006
Allowance for doubtful accounts(a)	$17.9	$0.7	$—		$4.6	$14.0
Allowance for customer returns, rebates and incentives	109.1	177.4	—		175.3	111.2
Allowance for excess and obsolete inventory	35.5	15.4	—		19.5	31.4
Valuation allowance for deferred tax assets	55.3	1.5	8.6	(d)	28.6	36.8
*Year ended September 30, 2005
Allowance for doubtful accounts(a)	$23.8	$2.8	$(0.1)		$8.6	$17.9
Allowance for customer returns, rebates and incentives	78.3	332.9	10.8	(c)	312.9	109.1
Allowance for excess and obsolete inventory	37.4	12.2	0.2		14.3	35.5
Valuation allowance for deferred tax assets	62.6	5.7	—		13.0	55.3

(a)	Includes allowances for current and other long-term receivables.

(b)

Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory, customer account credits for customer returns, rebates and incentives and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

(c)	Represents classification of amounts reported in other balance sheet accounts in prior years.

(d)	Relates to 2006 audit adjustments from tax authorities.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2007.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.