Form 10-Q
period 2007-12-31
ROCKWELL AUTOMATION INC
filed 2008-02-06
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	December 31, 2007

Commission file number	1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Second Street, Milwaukee, Wisconsin 53204

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code	(414) 382-2000

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

148,361,042 shares of registrant's Common Stock, $1.00 par value, were outstanding on December 31, 2007.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)

	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$867.0	$624.2
Receivables	937.5	927.7
Inventories	554.6	504.7
Deferred income taxes	176.3	170.2
Other current assets	131.7	155.2

Total current assets	2,667.1	2,382.0

Property, net	510.2	510.3
Goodwill	895.1	858.5
Other intangible assets, net	261.1	243.4
Deferred income taxes	38.2	25.3
Prepaid pension	392.3	384.3
Other assets	177.0	142.0

TOTAL	$4,941.0	$4,545.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$0.1	$173.2
Current portion of long-term debt	349.8	348.2
Accounts payable	455.6	498.5
Compensation and benefits	162.1	198.4
Income taxes payable	98.6	79.8
Other current liabilities	475.3	446.4

Total current liabilities	1,541.5	1,744.5

Long-term debt	903.9	405.7
Retirement benefits	408.2	401.4
Other liabilities	303.6	251.4

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,253.1	1,247.5
Retained earnings	4,197.9	4,098.1
Accumulated other comprehensive loss	(158.4)	(169.7)
Common stock in treasury, at cost (shares held: December 31, 2007, 68.0; September 30, 2007, 67.0)	(3,725.2)	(3,649.5)

Total shareowners’ equity	1,783.8	1,742.8

TOTAL	$4,941.0	$4,545.8

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31,
	2007	2006
Sales
Products and solutions	$1,207.2	$1,036.3
Services	124.7	110.0

	1,331.9	1,146.3

Cost of Sales
Products and solutions	(671.8)	(571.7)
Services	(84.6)	(77.0)

	(756.4)	(648.7)

Gross profit	575.5	497.6

Selling, general and administrative expenses	(348.6)	(293.1)
Other income	10.1	0.8
Interest expense	(18.0)	(18.4)

Income from continuing operations before income taxes	219.0	186.9
Income tax provision	(62.4)	(56.0)

Income from continuing operations	156.6	130.9

Income from discontinued operations
Income from discontinued operating activities	—	34.2
Income tax benefit on divestiture (Note 14)	—	264.0

Income from discontinued operations	—	298.2

Net income	$156.6	$429.1

Basic earnings per share:

Continuing operations	$1.05	$0.78
Discontinued operations	—	1.77

Net income	$1.05	$2.55

Diluted earnings per share:

Continuing operations	$1.04	$0.76
Discontinued operations	—	1.74

Net income	$1.04	$2.50

Cash dividends per share	$0.29	$0.29

Weighted average outstanding shares:

Basic	148.7	168.6

Diluted	151.0	171.4

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31,
	2007	2006
Continuing Operations:
Operating Activities:
Net income	$156.6	$429.1
Income from discontinued operations	—	298.2

Income from continuing operations	156.6	130.9

Adjustments to arrive at cash provided by operating activities:
Depreciation	23.1	23.3
Amortization of intangible assets	8.2	5.2
Share-based compensation expense	6.8	7.0
Retirement benefits expense	11.3	11.2
Pension trust contributions	(9.3)	(14.0)
Net gain on disposition of securities and property	(6.1)	(0.2)
Income tax benefit from the exercise of stock options	0.2	0.3
Excess income tax benefit from the exercise of stock options	(2.9)	(4.7)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	1.0	(35.7)
Inventories	(48.1)	(37.3)
Accounts payable	(43.4)	(14.6)
Compensation and benefits	(37.2)	(37.6)
Income taxes	24.5	54.8
Other assets and liabilities	16.8	9.6

Cash Provided by Operating Activities	101.5	98.2

Investing Activities:
Capital expenditures	(26.3)	(29.2)
Acquisition of business, net of cash acquired	(61.6)	—
Proceeds from sale of securities and property	36.3	2.1

Cash Used for Investing Activities	(51.6)	(27.1)

Financing Activities:
Net (repayments) issuance of short-term debt	(173.0)	314.2
Issuance of long-term debt, net of financing costs	494.3	—
Repayments of long-term debt	(1.3)	—
Cash dividends	(43.3)	(49.2)
Purchases of treasury stock	(97.5)	(350.7)
Proceeds from the exercise of stock options	9.6	11.9
Excess income tax benefit from the exercise of stock options	2.9	4.7
Other financing activities	(0.1)	(0.2)

Cash Provided by (Used for) Financing Activities	191.6	(69.3)

Effect of exchange rate changes on cash	6.9	5.9

Cash Provided by Continuing Operations	248.4	7.7

Discontinued Operations:
Cash (Used for) Provided by Discontinued Operating Activities	(5.6)	22.5
Cash Used for Discontinued Investing Activities	—	(4.0)
Cash Used for Discontinued Financing Activities	—	(0.8)

Cash (Used for) Provided by Discontinued Operations	(5.6)	17.7

Increase in Cash and Cash Equivalents	242.8	25.4
Cash and Cash Equivalents at Beginning of Period	624.2	408.1

Cash and Cash Equivalents at End of Period	$867.0	$433.5

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

Revenue

Product and solution revenues consist of industrial automation power, control, information and custom-engineered hardware and software products and systems. Service revenues include multi-vendor customer technical support and repair, asset management and optimization consulting and training.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less at the time of purchase.

Receivables

Receivables are stated net of allowances for doubtful accounts of $14.1 million at December 31, 2007 and $12.4 million at September 30, 2007. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.1 million at December 31, 2007 and $8.1 million at September 30, 2007.

Income Taxes

At the end of each interim reporting period, we estimate a base effective tax rate, which is the effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects. We recognize the tax effect of significant unusual or extraordinary items or items that are reported net of their tax effects in the period in which they are realizable. The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us on October 1, 2007. See Note 14 for further details regarding income taxes.

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three months ended December 31, 2007, share-based compensation awards for 2.3 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2006, share-based compensation awards for 2.1 million shares were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended December 31,
	2007	2006
Weighted average outstanding shares
Basic weighted average outstanding shares	148.7	168.6
Effect of dilutive securities
Stock options	2.2	2.7
Restricted stock	0.1	0.1

Diluted weighted average outstanding shares	151.0	171.4

Non-Cash Financing Activities

During the quarter ended December 31, 2007, we repurchased 86,000 shares of our common stock for $6.0 million that did not settle until January 2008. In September 2007, we repurchased 106,893 shares of our common stock for $7.5 million that did not settle until October 2007. These outstanding purchases were recorded in accounts payable at December 31, 2007 and September 30, 2007.

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037 at a discount of $1.9 million and we incurred $3.8 million of debt issuance costs. These amounts are recorded in long-term debt and other assets, respectively, in our Condensed Consolidated Balance Sheet and will be amortized over the respective lives of the issuances.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), became effective for us as of September 30, 2007. SFAS 158 required us to recognize an asset or liability in our consolidated balance sheet reflecting the funded status of our pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measuring periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS 158 will require us to measure the funded status as of the date of our annual audited Consolidated Balance Sheet by September 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition-related transaction costs. SFAS 141R is effective for us beginning in 2010. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for us in 2010. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies – (Continued)

Recent Accounting Pronouncements – (Continued)

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). EITF 06-11 is effective for us beginning in 2009. We do not believe EITF 06-11 will have a material effect on our financial statements and related disclosures.

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

We recognized $6.8 million and $7.0 million in share-based compensation expense in income from continuing operations before income taxes during the three-months ended December 31, 2007 and 2006, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Three months ended December 31,
	2007		2006
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,533	$17.68	1,103	$20.03
Performance shares	122	75.61	99	72.24
Restricted stock awards	60	67.83	49	63.11

Total shares granted	1,715	23.56	1,251	25.87

3.	Acquisitions and Divestitures

Acquisitions

In November 2007, our Architecture & Software segment acquired Pavilion Technologies, Inc., a privately held company that is a recognized leader in advanced process control, production optimization and environmental compliance solutions for process and hybrid industries. We expect to complete the final purchase price allocation for this acquisition by the end of fiscal 2008 when we finalize the valuations of the intangible assets acquired.

In fiscal 2007, our Control Products & Solutions segment acquired Industrial Control Services Group Limited, which does business as ICS Triplex, and ProsCon Holdings Ltd. (ProsCon). The aggregate purchase price of these two acquisitions was approximately $268.8 million in cash.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Acquisitions and Divestitures—(Continued)

We recorded intangible assets of $126.0 million resulting from the preliminary purchase price allocations of the ICS Triplex and ProsCon acquisitions, which are pending the finalization of the intangible asset valuation and other matters.

The results of operations of the acquired businesses have been included in our Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price is not presented as the individual effects of these acquisitions are not material to our results of operations and financial position.

Divestitures

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor Electric Company (Baldor). These were the principal businesses of our former Power Systems operating segment. See Note 13 for more information.

4.	Inventories

Inventories consist of (in millions):

	December 31, 2007	September 30, 2007
Finished goods	$197.4	$184.9
Work in process	147.7	130.4
Raw materials, parts, and supplies	209.5	189.4

Inventories	$554.6	$504.7

We report inventories net of the allowance for excess and obsolete inventory of $39.2 million at December 31, 2007 and $36.3 million at September 30, 2007.

5.	Property

Property consists of (in millions):

	December 31, 2007	September 30, 2007
Land	$7.6	$7.5
Buildings and improvements	263.4	255.6
Machinery and equipment	1,111.7	1,097.3
Internal use software	256.5	241.7
Construction in progress	50.5	63.0

Total	1,689.7	1,665.1
Less accumulated depreciation	(1,179.5)	(1,154.8)

Property, net	$510.2	$510.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2007 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2007	$335.1	$523.4	$858.5
Acquisition of business	37.4	—	37.4
Translation and other	(1.3)	0.5	(0.8)

Balance as of December 31, 2007	$371.2	$523.9	$895.1

Other intangible assets consist of (in millions):

	December 31, 2007
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$114.8	$66.9	$47.9
Customer relationships	57.4	3.1	54.3
Technology	64.9	26.9	38.0
Other	78.3	30.3	48.0

Total amortized intangible assets	315.4	127.2	188.2
Intangible assets not subject to amortization	72.9	—	72.9

Total	$388.3	$127.2	$261.1

	September 30, 2007
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$111.2	$63.5	$47.7
Customer relationships	58.0	2.1	55.9
Technology	65.4	25.0	40.4
Other	52.6	26.9	25.7

Total amortized intangible assets	287.2	117.5	169.7
Intangible assets not subject to amortization	73.7	—	73.7

Total	$360.9	$117.5	$243.4

The Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $37.6 million in 2008, $28.8 million in 2009, $20.5 million in 2010, $17.1 million in 2011 and $15.3 million in 2012.

We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of each year.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	December 31, 2007	September 30, 2007
Advance payments from customers and deferred revenue	$151.2	$121.5
Customer returns, rebates and incentives	120.5	120.5
Unrealized losses on foreign exchange contracts	35.8	38.2
Product warranty obligations	34.1	34.9
Taxes other than income taxes	36.3	42.2
Accrued interest	24.9	10.2
Special charges	20.9	19.6
Other	51.6	59.3

Other current liabilities	$475.3	$446.4

8.	Product Warranty Obligations

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

Changes in the product warranty obligations for the three months ended December 31, 2007 and 2006 are (in millions):

	Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$34.9	$37.1
Warranties recorded at time of sale	9.8	11.5
Adjustments to pre-existing warranties	(0.2)	(0.1)
Payments	(10.4)	(10.4)

Balance at end of period	$34.1	$38.1

9.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	December 31, 2007	September 30, 2007
6.15% notes, payable in 2008	$349.8	$348.2
5.65% notes, payable in 2017	250.0	—
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	—
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(46.1)	(44.3)

Total	1,253.7	753.9
Less current portion	(349.8)	(348.2)

Long-term debt	$903.9	$405.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Long-term and Short-term Debt—(Continued)

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $494.3 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.80 percent at December 31, 2007 and September 30, 2007. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we have designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at December 31, 2007 and September 30, 2007. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $0.2 million at December 31, 2007 and a liability of $1.8 million at September 30, 2007. The swap matured on January 15, 2008.

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at December 31, 2007 or September 30, 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at December 31, 2007 and September 30, 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $185.4 million at December 31, 2007 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three months ended December 31, 2007 and 2006 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. We had no commercial paper borrowings outstanding at December 31, 2007 and $173.0 million of commercial paper borrowings outstanding at September 30, 2007. At September 30, 2007, the weighted average interest rate and maturity period of the commercial paper outstanding were 5.1 percent and three days, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2007	2006
Service cost	$14.5	$13.3
Interest cost	37.4	29.0
Expected return on plan assets	(48.3)	(36.9)
Amortization:
Prior service cost	(1.1)	(1.2)
Net actuarial loss	4.9	5.9

Net periodic benefit cost	$7.4	$10.1

	Other Postretirement Benefits
	Three Months Ended December 31,
	2007	2006
Service cost	$1.0	$0.8
Interest cost	3.4	2.4
Amortization:
Prior service cost	(3.6)	(4.1)
Net actuarial loss	3.1	2.0

Net periodic benefit cost	$3.9	$1.1

Excluded from these net periodic benefit cost tables but included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $1.4 million and pre-tax other postretirement benefit cost of $2.0 million for the three months ended December 31, 2006 related to our Dodge mechanical and Reliance Electric motors and motor repair services businesses. In connection with the sale of these businesses and included in these net periodic benefit cost tables, we retained the pension liability related to eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees as of the date of the sale, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with the sale of these businesses.

In the first three months of fiscal 2007, we made a voluntary contribution of $8.0 million to our U.S. qualified pension plan trust, which increased our prepaid pension asset in the Condensed Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended December 31,
	2007	2006
Net income	$156.6	$429.1
Other comprehensive income:
Unrecognized pension and postretirement benefit plan liabilities	1.6	—
Currency translation adjustments	11.5	21.2
Net unrealized losses on cash flow hedges	(0.3)	(4.3)
Other	(1.5)	(0.4)

Other comprehensive income	11.3	16.5

Comprehensive income	$167.9	$445.6

12.	Commitments and Contingent Liabilities

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

We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We also are responsible for half of the costs and liabilities associated with asbestos cases against Rockwell International Corporation’s (RIC’s) divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Commitments and Contingent Liabilities—(Continued)

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

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2006 (in millions):

Power Systems net income from operations	$34.8
Rocky Flats net loss from operations	(0.6)
Income tax benefit on divestiture (Note 14)	264.0

Income from discontinued operations	$298.2

Power Systems

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor. These businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

Rocky Flats

During the quarter ended December 31, 2006, we incurred $1.0 million ($0.6 million after-tax) of legal fees associated with the former Rockwell International Corporation’s former operation of the Rocky Flats facility for the U.S. Department of Energy (DOE). We paid $6.2 million to the DOE during the quarter ended December 31, 2007 related to this facility.

Summarized Results

Summarized results of discontinued operations for the three months ended December 31, 2006 are (in millions):

Sales	$248.1

Income before income taxes	$51.3
Income tax expense	(17.1)

Net income	$34.2

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Income Taxes

We adopted the provisions of FIN 48 as of October 1, 2007. As a result, we recognized a $6.7 million decrease in shareowners’ equity. As of October 1, 2007, the gross liability for unrecognized tax benefits recorded on adoption of FIN 48 and reported in other liabilities in the Condensed Consolidated Balance Sheet was $135.3 million. Of this amount, $83.7 million would reduce our effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of October 1, 2007, the combined amount of accrued interest and penalties included in the $135.3 million liability was $18.8 million.

We do not expect a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months. There was no material change of the amount of unrecognized tax benefits in the first quarter of fiscal 2008.

We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2006 and 2007, Wisconsin tax returns for 2003 through 2007, and tax returns for other major states and foreign jurisdictions for 1998 through 2007 remain subject to examination by taxing authorities.

The base tax rate determined as provided under Income Taxes in Note 1 for the full year is estimated to be in a range of 28 to 29 percent, subject to quarterly variability, based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies for our continuing operations. The effective tax rate for the first quarter of 2008 was 28.5 percent.

The tax rate applied to our discontinued operations for the three months ended December 31, 2006 was approximately 33 percent. This rate reflects that most of the taxable income from discontinued operations is generated in higher tax jurisdictions. The income tax benefit of $264.0 million recognized in the first quarter of 2007 represents recognition of a deferred tax asset on the difference between our tax basis in the stock of the Power Systems subsidiaries that were sold and the book value of their net assets as well as the reversal of the deferred tax liabilities that will not be realized due to the stock sale. In accordance with the FASB Emerging Issues Task Force Issue 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the tax benefit is recognized upon classification of the subsidiaries as a discontinued operation, which occurred in our first quarter of 2007.

15.	Special Charges

During 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. We paid $2.7 million related to these charges during the quarter ended December 31, 2007.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Business Segment Information

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2007	2006
Sales
Architecture & Software	$577.9	$529.0
Control Products & Solutions	754.0	617.3

Total	$1,331.9	$1,146.3

Segment Operating Earnings
Architecture & Software	$148.5	$147.3
Control Products & Solutions	109.0	79.7

Total	257.5	227.0

Purchase accounting depreciation and amortization	(6.3)	(2.7)
General corporate – net	(14.2)	(19.0)
Interest expense	(18.0)	(18.4)
Income tax provision	(62.4)	(56.0)

Income from continuing operations	$156.6	$130.9

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareowners’ equity, cash flows and comprehensive equity for the year then ended (not presented herein); and in our report dated November 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As described in Note 14 to the Condensed Consolidated Financial Statements, on October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 6, 2008

ROCKWELL AUTOMATION, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Forward-Looking Statement

This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

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

Non-GAAP Measures

The following discussion includes organic sales and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

ROCKWELL AUTOMATION, INC.

Overview

We are a leading global provider of industrial automation power, control and information products, solutions and services. Overall demand for our products is driven by:

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

ROCKWELL AUTOMATION, INC.

U.S. Industrial Economic Trends

The various indicators we use to gauge the direction and momentum of our U.S. served markets include:

•

Industrial Equipment Spending, which is an economic statistic compiled by the Bureau of Economic Analysis (BEA). This statistic provides insight into spending trends in the broad U.S. industrial economy and is utilized, along with other economic indicators, to forecast industrial equipment spending. This measure over the longer term has proven to have reasonable predictive value as a directional indicator of our domestic growth.

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

The table below shows a sequential decline in the U.S. Industrial Equipment Spending from September 2007, although it has increased on a year over year basis compared to December 2006. Capacity Utilization has remained above 80 since September 2006 and is in line with recent quarters. For the month of December, the PMI fell below 50 for the first time in 11 months.

	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)	PMI
Fiscal 2008
December 2007	$175.6	81.4	48.4

Fiscal 2007
September 2007	180.6	81.9	50.5
June 2007	176.0	81.8	53.4
March 2007	168.1	81.4	50.7
December 2006	167.5	81.6	51.5

Fiscal 2006
September 2006	169.2	82.0	51.9

Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Regional Trends

Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and a growing number of local companies. Recent strength in demand for our products and services has, in part, been driven by investment in infrastructure in developing economies, investments in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets. In the first quarter of 2008, we continued to see strong demand in Latin America and continued improved performance in Asia-Pacific.

Revenue by Geographic Region

In the first quarter of 2008, sales to non-U.S. customers accounted for approximately 50 percent of our total sales. The table below presents our sales for the quarter ended December 31, 2007 by geographic region and the change in sales from the quarter ended December 31, 2006 (in millions, except percentages):

	Three Months Ended Dec. 31, 2007(1)	Change vs. Three Months Ended Dec. 31, 2006	Change in Sales Excluding Effect of Currency vs. Three Months Ended Dec. 31, 2006(2)	Change in Organic Sales vs. Three Months Ended Dec. 31, 2006(2)
United States	$671.4	6%	5%	4%
Canada	95.2	25%	8%	7%
Europe, Middle East and Africa	304.7	33%	20%	7%
Asia-Pacific	163.4	21%	13%	11%
Latin America	97.2	37%	28%	28%

Total Sales	$1,331.9	16%	11%	7%

(1)	We attribute sales to the geographic regions based upon country of destination.
(2)	Organic sales and sales excluding effect of currency are non-GAAP measures. See Supplemental Information for information on these non-GAAP measures.

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

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

2008 First Quarter Compared to 2007 First Quarter

	Three Months Ended December 31,
	2007	2006
Sales
Architecture & Software	$577.9	$529.0
Control Products & Solutions	754.0	617.3

Total	$1,331.9	$1,146.3

Segment Operating Earnings
Architecture & Software	$148.5	$147.3
Control Products & Solutions	109.0	79.7
Purchase accounting depreciation and amortization	(6.3)	(2.7)
General corporate – net	(14.2)	(19.0)
Interest expense	(18.0)	(18.4)
Income tax provision	(62.4)	(56.0)

Income from continuing operations	156.6	130.9
Discontinued operations	—	298.2

Net income	$156.6	$429.1

Diluted earnings per share:
Continuing operations	$1.04	$0.76
Discontinued operations	—	1.74

Net income	$1.04	$2.50

Diluted weighted average outstanding shares	151.0	171.4

See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

Sales

Sales increased 16 percent compared to the first quarter of 2007. Regional expansion and the ongoing diversification of our revenue base contributed to our growth rate as approximately 50 percent of our sales during the quarter were to non-U.S. customers. Organic sales increased 7 percent, as foreign currency translation and acquisitions added 5 and 4 percentage points to the growth rate, respectively. We continued to see strong organic growth in Latin America of 28 percent, benefiting from continued strength in resource-based industries. We demonstrated continued improved performance in the Asia-Pacific region with organic growth of 11 percent and solid organic growth rates in the U.S. and Canada. Europe, Middle East and Africa experienced strong growth in Eastern Europe, but was sluggish in the developed countries, particularly the U.K. We experienced healthy revenue growth in our key process and OEM growth initiatives. During the quarter we also realized above average growth in the life sciences and oil and gas industries, partially offset by below average growth in the automotive industry due to the continued weakness in the Detroit automotive market.

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization expenses were $6.3 million in the first quarter of 2008 compared to $2.7 million in the first quarter of 2007. The increase is primarily due to our recent acquisitions of Pavilion Technologies, ICS Triplex and ProsCon Holdings.

General Corporate-Net

General corporate expenses were $14.2 million in the first quarter of 2008 compared to $19.0 million in the first quarter of 2007. The decrease is primarily due to a $6.2 million gain on the sale of the remaining Baldor shares received from the divestiture of Power Systems.

ROCKWELL AUTOMATION, INC.

2008 First Quarter Compared to 2007 First Quarter—(Continued)

Income Taxes

The effective tax rate for the first quarter of 2008 was 28.5 percent compared to 30.0 percent in the first quarter of 2007. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent because we benefited from lower non-U.S. tax rates and the utilization of foreign tax credits.

Income from Continuing Operations

Income from continuing operations increased 20 percent to $156.6 million, compared to the first quarter of 2007. The increase is primarily due to strong productivity performance, higher volume and the sale of the remaining Baldor shares. Productivity realization allowed us to generate strong earnings, while sustaining investments to drive globalization, growth and technology leadership.

Discontinued Operations

Amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment. Power Systems sales in the first quarter of 2007 were $248.1 million. Operating earnings were $53.2 million. Operating earnings in 2007 included the benefit of discontinuing depreciation and amortization of $5.7 million ($3.8 million after tax, or $0.02 per diluted share) during the period held for sale.

The tax rate applied to our discontinued operations was approximately 33 percent. This rate reflects that most of the taxable income from discontinued operations was generated in higher tax jurisdictions. The income tax benefit of $264.0 million on the divestiture represents recognition of a deferred tax asset on the difference between our tax basis in the stock of the Power Systems subsidiaries that were sold and the book value of their net assets as well as the reversal of the deferred tax liabilities that were not realized due to the stock sale. In accordance with the FASB Emerging Issues Task Force Issue 93-17, Recognition of Deferred Tax Assets for a Parent Company’s Excess Tax Basis in the Stock of a Subsidiary that Is Accounted for as a Discontinued Operation, the tax benefit is recognized upon classification of the subsidiaries as a discontinued operation.

See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

Architecture & Software

(in millions, except percentages)	2008	2007	Increase (Decrease)
Sales	$577.9	$529.0	$48.9
Segment operating earnings	148.5	147.3	1.2
Segment operating margin	25.7%	27.8%	(2.1) pts

Sales

Sales by the Architecture & Software operating segment increased 9 percent in the first quarter of 2008 compared to the first quarter of 2007. Foreign currency translation added 5 percentage points to the growth rate. Our growth during the quarter was primarily driven by our OEM initiatives, process applications and Logix offerings, partially offset by a decline in our legacy processor product offerings.

Operating Margin

Architecture & Software segment operating margin decreased 2.1 points to 25.7 percent due to increased spending on our technology and growth initiatives and unfavorable product mix as processors and software were a lower percentage of our total sales. These items were partially offset by volume leverage and productivity initiatives.

ROCKWELL AUTOMATION, INC.

2008 First Quarter Compared to 2007 First Quarter—(Continued)

Control Products & Solutions

(in millions, except percentages)	2008	2007	Increase
Sales	$754.0	$617.3	$136.7
Segment operating earnings	109.0	79.7	29.3
Segment operating margin	14.5%	12.9%	1.6 pts

Sales

Sales of our Control Products & Solutions operating segment increased 22 percent in the first quarter of 2008 compared to the first quarter of 2007. Acquisitions and foreign currency translation each added 6 percentage points to the growth rate. Year over year results benefited from the execution of our growth initiatives and strong growth in our solutions businesses, as well as in the life sciences and oil and gas industries.

Operating Margin

Control Products & Solutions segment operating margin improved by 1.6 points to 14.5 percent. The increase is primarily due to strong productivity performance and volume leverage, partially offset by the impact of acquisitions.

ROCKWELL AUTOMATION, INC.

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2007	2006
Cash provided by (used for):
Operating activities	$101.5	$98.2
Investing activities	(51.6)	(27.1)
Financing activities	191.6	(69.3)
Effect of exchange rate changes on cash	6.9	5.9

Cash provided by continuing operations	$248.4	$7.7

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$101.5	$98.2
Capital expenditures of continuing operations	(26.3)	(29.2)
Excess income tax benefit from the exercise of stock options	2.9	4.7

Free cash flow	$78.1	$73.7

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. In the first quarter of 2006 we adopted SFAS 123(R), which requires that we report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.

Free cash flow was a source of $78.1 million for the three months ended December 31, 2007 compared to a source of $73.7 million for the three months ended December 31, 2006. The increase in free cash flow is primarily due to an increase in current year earnings, partially offset by the timing of estimated income tax payments.

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $494.3 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

Commercial paper is our principal source of short-term financing. No commercial paper borrowings were outstanding at December 31, 2007 as a portion of the proceeds from the $500 million debt offering were used to repay outstanding balances during the quarter. At September 30, 2007, commercial paper borrowings outstanding were $173.0 million, with a weighted average interest rate of 5.1 percent.

We repurchased approximately 1.4 million shares of our common stock in the first quarter of 2008, of which 86,000 shares did not settle until January, 2008. The total cost of these shares was $96.0 million, of which $6.0 million was recorded in accounts payable at December 31, 2007. This is compared to purchases of approximately 5.6 million shares at a cost of $351.1 million in the first quarter of 2007. We anticipate continuing to repurchase stock in 2008, the amount of which will depend ultimately on business conditions, stock price, free cash flow generation and other cash requirements. At December 31, 2007, we had approximately $930.3 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition—(Continued)

We expect future uses of cash to include repayments of short-term borrowings, repurchases of common stock, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. We expect capital expenditures from continuing operations in 2008 to be about $145 million. We expect to fund these future uses of cash with existing cash balances, cash generated by operating activities, commercial paper borrowings, a new issue of debt or issuance of other securities.

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 41.3 percent at December 31, 2007 and 34.7 percent at September 30, 2007. The increase is due to the $500 million of debt issued in December 2007 in anticipation of the January 15, 2008 maturity of our 6.15% notes.

In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at December 31, 2007 or September 30, 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at December 31, 2007 and September 30, 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $185.4 million at December 31, 2007 were available to foreign subsidiaries.

The following is a summary of our credit ratings as of December 31, 2007:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-1	A2	Stable
Fitch Ratings	F1	A	Stable

Among other uses, we can draw on our credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the ratings set forth in the table above that have been given to our commercial paper. Under our current policy with respect to these ratings, we expect to limit our other borrowings under the credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.

If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and the unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under the unsecured committed credit facility could be higher than the cost of commercial paper borrowings.

Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at December 31, 2007, there has been no material change to this information, except as follows: In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $494.3 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes. Interest payable under the new debt will be $14.7 million for the balance of 2008, $29.8 million in 2009, $29.8 million in 2010, $29.8 million in 2011, $29.8 million in 2012 and $475.9 million thereafter. The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us on October 1, 2007. The total gross liability for unrecognized tax benefits recorded on adoption of FIN 48 was $135.3 million. We are unable to make a reasonably reliable estimate of the period of cash settlement related to these liabilities for unrecognized tax benefits.

Environmental

Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at December 31, 2007, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information

We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates or acquisitions. We use organic sales as one measure to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect in the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.

The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended December 31, 2007					Three Months Ended December 31, 2006
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$671.4	$(2.4)	$669.0	$(11.2)	$657.8	$634.7
Canada	95.2	(12.8)	82.4	(0.9)	81.5	76.4
Europe, Middle East and Africa	304.7	(29.6)	275.1	(28.6)	246.5	229.5
Asia-Pacific	163.4	(11.3)	152.1	(2.7)	149.4	134.7
Latin America	97.2	(6.5)	90.7	—	90.7	71.0

Total Company Sales	$1,331.9	$(62.6)	$1,269.3	$(43.4)	$1,225.9	$1,146.3

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2007					Three Months Ended December 31, 2006
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$577.9	$(28.6)	$549.3	$(4.1)	$545.2	$529.0
Control Products & Solutions	754.0	(34.0)	720.0	(39.3)	680.7	617.3

Total Company Sales	$1,331.9	$(62.6)	$1,269.3	$(43.4)	$1,225.9	$1,146.3

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at December 31, 2007, there has been no material change to this information, except as follows:

Effective October 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We have assessed our position with regard to tax exposures and uncertain tax positions under its requirements. The adoption of FIN 48 resulted in a decrease to shareowners’ equity of $6.7 million.

Recent Accounting Pronouncements

See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at December 31, 2007, there has been no material change to this information.

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

Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. Additional implementations will occur at most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2008-2010.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Such information is updated in its entirety, as of February 6, 2008, as follows:

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings—(Continued)

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. We have paid this judgment to the U.S. government. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action. However, as described below, the Civilian Board of Contract Appeals has denied RIC’s claim seeking reimbursement of certain of those costs.

On January 8, 1991, RIC filed suit in the United States Court of Federal Claims against the DOE, seeking recovery of $6.5 million of award fees that it alleges are owed to it under the terms of its contract with the DOE for management and operation of the Plant during the period October 1, 1988 through September 30, 1989. On January 18, 2007, the Court entered judgment in RIC’s favor, which requires the DOE to pay us $3.1 million, plus interest since 1991. We received $6.0 million from the DOE on July 2, 2007. On May 4, 2005, RIC filed another claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Civilian Board of Contract Appeals. On July 9, 2007, the Board ruled that the DOE is entitled to be repaid the previously reimbursed Stone defense costs and that RIC cannot recover its unreimbursed costs. Further proceedings before the Board to determine the amount to be repaid are in their early stages. Any appeals from the Board’s rulings will be filed only after these further proceedings are concluded.

Asbestos. We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We also are responsible for half of the costs and liabilities associated with asbestos cases against RIC’s divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

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

ROCKWELL AUTOMATION, INC.

Item 1.	Legal Proceedings—(Continued)

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

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Forma 10-K for the fiscal year ended September 30, 2007. We believe that at December 31, 2007 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of shares that may yet be Purchased Under the Plans or Programs(2)
October 1-31, 2007	241,300	$66.96	241,300	10,165,672
November 1-30, 2007	625,058	67.12	625,058	968,210,697
December 1-31, 2007	545,000	69.54	545,000	930,309,397

Total	1,411,358	68.03	1,411,358

(1)	Average price paid per share includes brokerage commissions.
(2)

On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. This program was in addition to our former $1.0 billion dollar share repurchase program in effect since February 7, 2007. Our former repurchase program was completed on November 14, 2007 and no shares remained subject to repurchase under the former program after that date. Our repurchase programs allow management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 4.1	- Form of certificate for the Company’s 5.65% Notes due December 1, 2017, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 3, 2007, is hereby incorporated by reference.

Exhibit 4.2

-   Form of certificate for the Company’s 6.25% Debentures due December 1, 2037, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 3, 2007, is hereby incorporated by reference.

Exhibit 10.1*

-   Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2008, contained in the Company’s Current Report on Form 8-K dated December 10, 2007, is hereby incorporated by reference.

Exhibit 10.2*	- Memorandum of Proposed Amendment and Restatement of the Rockwell Automation, Inc. Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 7, 2007.

Exhibit 10.3*	- Memorandum of Amendments to the Rockwell Automation, Inc. 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on November 7, 2007.

Exhibit 10.4*

-   Memorandum of Proposed Amendment and Restatement of the Rockwell Automation, Inc. 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007.

Exhibit 10.5*	- Forms of Stock Option Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 1, 2007.

Exhibit 10.6*	- Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded after December 1, 2007.

Exhibit 10.7*	- Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for performance shares awarded after December 1, 2007.

Exhibit 10.8*

-   Change of Control Agreement dated as of November 9, 2007 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

Exhibit 10.9*

-   Form of Change of Control Agreement dated as of November 9, 2007 between the Company and each of Theodore D. Crandall, Steven A. Eisenbrown, Douglas M. Hagerman, John P. McDermott and certain other corporate officers, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

ROCKWELL AUTOMATION, INC.

Exhibit 12	- Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2007.

Exhibit 15	- Letter of Deloitte & Touche LLP regarding Unaudited Financial Information

Exhibit 31.1	- Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 31.2	- Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit 32.1	- Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	- Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date:	February 6, 2008	By:	/S/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2008	By:	/S/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.2	Memorandum of Proposed Amendment and Restatement of the Rockwell Automation, Inc. Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 7, 2007.

10.3	Memorandum of Amendments to the Rockwell Automation, Inc. 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on November 7, 2007.

10.4

Memorandum of Proposed Amendment and Restatement of the Rockwell Automation, Inc. 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007.

10.5	Forms of Stock Option Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 1, 2007.

10.6	Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded after December 1, 2007.

10.7	Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for performance shares awarded after December 1, 2007.

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2007.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.