Form 10-Q
period 2008-03-31
ROCKWELL AUTOMATION INC
filed 2008-04-25
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	March 31, 2008

Commission file number	1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Second Street, Milwaukee, Wisconsin 53204

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number,
including area code	(414) 382-2000

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

146,742,863 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2008.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$760.7	$624.2
Receivables	980.4	927.7
Inventories	592.7	504.7
Deferred income taxes	189.5	170.2
Other current assets	141.4	155.2

Total current assets	2,664.7	2,382.0

Property, net	521.6	510.3
Goodwill	919.9	858.5
Other intangible assets, net	253.8	243.4
Deferred income taxes	28.5	25.3
Prepaid pension	412.3	384.3
Other assets	178.7	142.0

TOTAL	$4,979.5	$4,545.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$320.1	$173.2
Current portion of long-term debt	—	348.2
Accounts payable	466.4	498.5
Compensation and benefits	170.8	198.4
Income taxes payable	34.6	79.8
Other current liabilities	486.9	446.4

Total current liabilities	1,478.8	1,744.5

Long-term debt	904.1	405.7
Retirement benefits	410.9	401.4
Other liabilities	305.1	251.4

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,262.3	1,247.5
Retained earnings	4,296.6	4,098.1
Accumulated other comprehensive loss	(74.4)	(169.7)
Common stock in treasury, at cost (shares held: March 31, 2008, 69.6; September 30, 2007, 67.0)	(3,820.3)	(3,649.5)

Total shareowners’ equity	1,880.6	1,742.8

TOTAL	$4,979.5	$4,545.8

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales
Products and solutions	$1,274.4	$1,095.3	$2,481.6	$2,131.6
Services	132.2	111.2	256.9	221.2

	1,406.6	1,206.5	2,738.5	2,352.8

Cost of Sales
Products and solutions	$(744.9)	$(651.1)	$(1,416.7)	$(1,222.8)
Services	(90.4)	(80.9)	(175.0)	(157.9)

	(835.3)	(732.0)	(1,591.7)	(1,380.7)

Gross profit	571.3	474.5	1,146.8	972.1

Selling, general and administrative expenses	(358.3)	(325.6)	(706.9)	(618.7)
Other income	4.2	10.8	14.3	11.6
Interest expense	(17.5)	(16.3)	(35.5)	(34.7)

Income from continuing operations before income taxes	199.7	143.4	418.7	330.3
Income tax provision	(56.9)	(36.3)	(119.3)	(92.3)

Income from continuing operations	142.8	107.1	299.4	238.0

Income from discontinued operations
Income from discontinued operating activities of Power Systems	—	7.5	—	42.3
Gain on sale of Power Systems (Note 13 and 14)	—	603.2	—	867.2
Other	—	11.5	—	10.9

Income from discontinued operations	—	622.2	—	920.4

Net income	$142.8	$729.3	$299.4	$1,158.4

Basic earnings per share:
Continuing operations	$0.97	$0.66	$2.03	$1.44
Discontinued operations	—	3.86	—	5.58

Net income	$0.97	$4.52	$2.03	$7.02

Diluted earnings per share:
Continuing operations	$0.96	$0.65	$2.00	$1.42
Discontinued operations	—	3.80	—	5.49

Net income	$0.96	$4.45	$2.00	$6.91

Cash dividends per share	$0.29	$0.29	$0.58	$0.58

Weighted average outstanding shares:

Basic	146.9	161.2	147.8	165.0

Diluted	148.7	163.8	149.9	167.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Six Months Ended March 31,
Continuing Operations:	2008	2007
Operating Activities:
Net income	$299.4	$1,158.4
Income from discontinued operations	—	920.4

Income from continuing operations	299.4	238.0

Adjustments to arrive at cash provided by operating activities:
Depreciation	46.3	46.9
Amortization of intangible assets	19.3	10.8
Share-based compensation expense	15.9	14.7
Retirement benefits expense	22.3	22.4
Pension trust contributions	(17.7)	(19.7)
Net gain on disposition of securities and property	(6.1)	(0.1)
Income tax benefit from the exercise of stock options	0.2	0.7
Excess income tax benefit from the exercise of stock options	(3.5)	(9.0)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(12.2)	(60.5)
Inventories	(75.1)	(38.7)
Accounts payable	(34.4)	4.8
Compensation and benefits	(33.5)	(36.0)
Income taxes	(37.8)	(56.8)
Other assets and liabilities	(23.0)	88.9

Cash Provided by Operating Activities	160.1	206.4

Investing Activities:
Capital expenditures	(59.8)	(53.2)
Acquisition of businesses, net of cash acquired	(61.6)	(44.6)
Proceeds from sales of available for sale securities	36.3	—
Proceeds from sale of property and business	6.5	1,744.7
Other investing activities	(2.9)	(2.3)

Cash (Used for) Provided by Investing Activities	(81.5)	1,644.6

Financing Activities:
Net issuance (repayments) of short-term debt	147.0	(215.8)
Issuance of long-term debt	493.7	—
Repayments of long-term debt	(351.3)	—
Cash dividends	(85.9)	(96.1)
Purchases of treasury stock	(201.8)	(880.5)
Proceeds from the exercise of stock options	10.7	23.9
Excess income tax benefit from the exercise of stock options	3.5	9.0
Other financing activities	(0.2)	(0.3)

Cash Provided by (Used for) Financing Activities	15.7	(1,159.8)

Effect of exchange rate changes on cash	47.9	8.5

Cash Provided by Continuing Operations	142.2	699.7

Discontinued Operations:
Cash (Used for) Provided by Discontinued Operating Activities	(5.7)	19.1
Cash Used for Discontinued Investing Activities	—	(6.5)
Cash Used for Discontinued Financing Activities	—	(0.8)

Cash (Used for) Provided by Discontinued Operations	(5.7)	11.8

Increase in Cash and Cash Equivalents	136.5	711.5
Cash and Cash Equivalents at Beginning of Period	624.2	408.1

Cash and Cash Equivalents at End of Period	$760.7	$1,119.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three- and six-month periods ended March 31, 2008 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

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

Receivables

Receivables are stated net of allowances for doubtful accounts of $15.3 million at March 31, 2008 and $12.4 million at September 30, 2007. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $14.1 million at March 31, 2008 and $8.1 million at September 30, 2007.

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and six months ended March 31, 2008, share-based compensation awards of 2.5 million and 2.4 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2007, share-based compensation awards of 1.4 million and 1.7 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Weighted average outstanding shares
Basic weighted average outstanding shares	146.9	161.2	147.8	165.0
Effect of dilutive securities
Stock options	1.7	2.5	2.0	2.5
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average outstanding shares	148.7	163.8	149.9	167.6

Non-Cash Financing Activities

In March 2007, we repurchased 96,839 shares of our common stock for $5.8 million that did not settle until April 2007. These outstanding purchases were recorded in accounts payable at March 31, 2007. We had no unsettled common stock repurchases at March 31, 2008.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), became effective for us as of September 30, 2007. SFAS 158 required us to recognize an asset or liability in our consolidated balance sheet reflecting the funded status of our pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measuring periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS 158 will require us to measure the funded status on the date of our annual audited Consolidated Balance Sheet by September 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141R). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition-related transaction costs. SFAS 141R will apply to us beginning in 2010. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 will apply to us beginning in 2010. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). EITF 06-11 will apply to us beginning in 2009. We do not believe EITF 06-11 will have a material effect on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 will apply to us beginning in 2009. We do not believe SFAS 159 will have a material effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will apply to us beginning in fiscal 2009 for financial assets and liabilities and fiscal 2010 for non-financial assets and liabilities. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

2.	Share-Based Compensation

We recognized $9.1 million and $15.9 million in share-based compensation expense in income from continuing operations before income taxes during the three- and six-months ended March 31, 2008, respectively. We recognized $7.7 million and $14.7 million in share-based compensation expense in income from continuing operations before income taxes during the three- and six- months ended March 31, 2007, respectively.

Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Six Months Ended March 31,
	2008		2007
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,554	$17.63	1,155	$20.02
Performance shares	121	70.32	99	72.24
Restricted stock awards	70	66.78	52	63.12

Total shares granted	1,745	23.25	1,306	25.70

3.	Acquisitions and Divestitures

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

We recorded intangible assets of $121.7 million resulting from the final purchase price allocations of the ICS Triplex and ProsCon acquisitions. Intangible assets assigned include $49.5 million to customer relationships (12-year weighted average useful life), $28.3 million to technology (10-year weighted average useful life), $14.4 million to other intangible assets (7-year weighted average useful life) and $29.5 million to intangible assets not subject to amortization (related to the ICS Triplex™ trademark). We recorded a charge of $1.3 million during the fourth quarter of 2007 for in process research and development in cost of sales related to the acquisition of ICS Triplex. We recognized goodwill of $142.0 million related to these transactions, none of which is expected to be deductible for local tax purposes. We assigned the full amount of goodwill to our Control Products & Solutions segment.

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

4.	Inventories

Inventories consist of (in millions):

	March 31, 2008	September 30, 2007
Finished goods	$233.2	$184.9
Work in process	139.9	130.4
Raw materials, parts, and supplies	219.6	189.4

Inventories	$592.7	$504.7

We report inventories net of the allowance for excess and obsolete inventory of $41.3 million at March 31, 2008 and $36.3 million at September 30, 2007.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Property

Property consists of (in millions):

	March 31, 2008	September 30, 2007
Land	$5.2	$7.5
Buildings and improvements	266.6	255.6
Machinery and equipment	1,112.4	1,097.3
Internal use software	271.5	241.7
Construction in progress	49.9	63.0

Total	1,705.6	1,665.1
Less accumulated depreciation	(1,184.0)	(1,154.8)

Property, net	$521.6	$510.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2008 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2007	$335.1	$523.4	$858.5
Acquisition of business	34.6	—	34.6
Translation and other	1.0	25.8	26.8

Balance as of March 31, 2008	$370.7	$549.2	$919.9

Other intangible assets consist of (in millions):

	March 31, 2008
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$118.5	$70.4	$48.1
Customer relationships	55.6	4.1	51.5
Technology	64.3	28.8	35.5
Other	81.1	35.6	45.5

Total amortized intangible assets	319.5	138.9	180.6
Intangible assets not subject to amortization	73.2	—	73.2

Total	$392.7	$138.9	$253.8

	September 30, 2007
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	111.2	63.5	47.7
Customer relationships	58.0	2.1	55.9
Technology	65.4	25.0	40.4
Other	52.6	26.9	25.7

Total amortized intangible assets	287.2	117.5	169.7
Intangible assets not subject to amortization	73.7	—	73.7

Total	$360.9	$117.5	$243.4

The increase in other intangible assets results primarily from our preliminary purchase price allocation associated with our acquisition of Pavilion Technologies, Inc.

The Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $35.6 million in 2008, $28.2 million in 2009, $20.5 million in 2010, $17.3 million in 2011 and $15.5 million in 2012.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2008 and concluded that no impairments exist.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	March 31, 2008	September 30, 2007
Advance payments from customers and deferred revenue	$149.9	$121.5
Customer returns, rebates and incentives	118.3	120.5
Unrealized losses on foreign exchange contracts	54.2	38.2
Product warranty obligations	34.2	34.9
Taxes other than income taxes	35.0	42.2
Accrued interest	15.6	10.2
Special charges	19.8	19.6
Other	59.9	59.3

Other current liabilities	$486.9	$446.4

8.	Product Warranty Obligations

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

Changes in the product warranty obligations for the six months ended March 31, 2008 and 2007 are (in millions):

	Six Months Ended March 31,
	2008	2007
Balance at beginning of period	$34.9	$37.1
Warranties recorded at time of sale	21.3	21.2
Adjustments to pre-existing warranties	(0.4)	(0.1)
Settlement of warranty claims	(21.6)	(20.1)

Balance at end of period	$34.2	$38.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	March 31, 2008	September 30, 2007
6.15% notes, payable in 2008	$—	$348.2
5.65% notes, payable in 2017	250.0	—
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	—
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.9)	(44.3)

Total	904.1	753.9
Less current portion	—	(348.2)

Long-term debt	$904.1	$405.7

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.7 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.80 percent at September 30, 2007. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at September 30, 2007. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $1.8 million at September 30, 2007. The swap matured on January 15, 2008.

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at March 31, 2008 or September 30, 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at March 31, 2008 and September 30, 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $194.4 million at March 31, 2008 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three- and six-months ended March 31, 2008 and 2007 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $320.0 million at March 31, 2008 and $173.0 million at September 30, 2007. At March 31, 2008, the weighted average interest rate and maturity period of the commercial paper outstanding were 2.3 percent and four days, respectively. At September 30, 2007, the weighted average interest rate and maturity period of the commercial paper outstanding were 5.1 percent and three days, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$14.4	$13.3	$28.9	$26.6
Interest cost	37.4	29.0	74.8	58.0
Expected return on plan assets	(48.4)	(36.9)	(96.7)	(73.8)
Amortization:
Prior service cost	(1.2)	(1.2)	(2.3)	(2.4)
Net transition obligation	0.2	—	0.2	—
Net actuarial loss	4.8	5.9	9.7	11.8

Net periodic benefit cost	$7.2	$10.1	$14.6	$20.2

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$0.9	$0.8	$1.9	$1.6
Interest cost	3.5	2.4	6.9	4.8
Amortization:
Prior service cost	(3.7)	(4.1)	(7.3)	(8.2)
Net actuarial loss	3.1	2.0	6.2	4.0

Net periodic benefit cost	$3.8	$1.1	$7.7	$2.2

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Benefits—(Continued)

Excluded from these net periodic benefit cost tables but included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $1.9 million and pre-tax other postretirement benefit cost of $2.7 million for the three months ended March 31, 2007. Excluded from these net periodic benefit cost tables but included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $3.3 million and pre-tax other postretirement benefit cost of $4.7 million for the six months ended March 31, 2007. Also in the three months ended March 31, 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.2 million and an additional other postretirement benefits settlement gain of $11.4 million. These costs, loss and gains are related to our Dodge mechanical and Reliance Electric motors and motor repair services businesses and the sale thereof and are reflected in income from discontinued operations in the Condensed Consolidated Statement of Operations. In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we retained the pension liability related to eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees as of the date of the sale, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with these businesses.

In the first six months of 2007, we made a voluntary contribution of $8.0 million to our U.S. qualified pension plan trust, which increased our prepaid pension asset in the Condensed Consolidated Balance Sheet.

11.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net income	$142.8	$729.3	$299.4	$1,158.4
Other comprehensive income:
Unrecognized pension and postretirement benefit plan liabilities	1.6	—	3.2	—
Currency translation adjustments	96.7	5.0	108.2	26.2
Net unrealized losses on cash flow hedges	(13.7)	(2.1)	(14.0)	(6.4)
Unrealized (realized) gains on investment securities	—	3.8	(2.6)	3.6
Other	(0.6)	(1.2)	0.5	(1.4)

Other comprehensive income	84.0	5.5	95.3	22.0

Comprehensive income	$226.8	$734.8	$394.7	$1,180.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Commitments and Contingent Liabilities

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

We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We are also responsible for half of the costs and liabilities associated with asbestos cases against Rockwell International Corporation’s (RIC’s) divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley. On April 1, 2008, we entered into separate agreements with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide will receive and administer the Kemper buyout funds and has entered into a cost share agreement to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

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

In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for damages related to certain legal, legacy environmental and asbestos matters of these businesses arising prior to January 31, 2007, for which the maximum exposure would be capped at the purchase price.

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

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Power Systems net income from operations	$—	$7.5	$—	$42.3
Gain on sale of Power Systems (net of tax expense of $194.7 million)	—	603.2	—	867.2
Other	—	11.5	—	10.9

Income from discontinued operations	$—	$622.2	$—	$920.4

Power Systems

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor. These businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

Summarized results of Power Systems net income from operations are (in millions):

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Sales	$92.6	$340.7

Income before income taxes	17.3	69.6
Income tax expense	(9.8)	(27.3)

Net income	$7.5	$42.3

Other

During the six months ended March 31, 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded a net benefit of $3.2 million ($1.9 million after tax) related to legal matters associated with the former Rockwell International Corporation’s operation of the Rocky Flats facility for the U.S. Department of Energy (DOE) offset by professional services fees related to these and other discontinued operations matters.

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

We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of October 1, 2007, accrued interest of $16.8 million and penalties of $2.0 million were included in the $135.3 million liability.

We do not expect a significant increase or decrease of the total amount of unrecognized tax benefits within the next twelve months. There was no material change of the amount of unrecognized tax benefits in the first six months of 2008.

We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2006 and 2007, Wisconsin tax returns for 2003 through 2007, and tax returns for other major states and foreign jurisdictions for 1998 through 2007 remain subject to examination by taxing authorities.

The base tax rate determined as provided under Income Taxes in Note 1 for the full year is estimated to be in a range of 28 to 29 percent, subject to quarterly variability, based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies for our continuing operations. The effective tax rate for the second quarter of 2008 was 28.5 percent.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Special Charges

During the second quarter of 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. We paid $8.6 million related to these charges during the six months ended March 31, 2008.

16.	Segment Information

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales
Architecture & Software	$599.0	$540.3	$1,176.9	$1,069.3
Control Products & Solutions	807.6	666.2	1,561.6	1,283.5

Total	$1,406.6	$1,206.5	$2,738.5	$2,352.8

Segment Operating Earnings
Architecture & Software	$139.9	$130.4	$288.4	$277.7
Control Products & Solutions	100.4	89.8	209.4	169.5

Total	240.3	220.2	497.8	447.2

Purchase accounting depreciation and amortization	(6.5)	(3.0)	(12.8)	(5.7)
General corporate – net	(16.6)	(14.0)	(30.8)	(33.0)
Special charges	—	(43.5)	—	(43.5)
Interest expense	(17.5)	(16.3)	(35.5)	(34.7)
Income tax provision	(56.9)	(36.3)	(119.3)	(92.3)

Income from continuing operations	$142.8	$107.1	$299.4	$238.0

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales that are within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. Costs incurred related to shared segment operating activities are allocated to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin:

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2008 and 2007, and cash flows for the six-month periods ended March 31, 2008 and 2007. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2007, and the related consolidated statements of operations, shareowners’ equity, cash flows and comprehensive equity for the year then ended (not presented herein); and in our report dated November 15, 2007, we expressed an unqualified opinion on those consolidated financial statements, and such report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standard No. 123R, Share Based Payments on October 1, 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations on September 30, 2006 and Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R on September 30, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As described in Note 14 to the Condensed Consolidated Financial Statements, on October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
April 25, 2008

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

ROCKWELL AUTOMATION, INC.

Overview

We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage in their businesses. Overall demand for our products is driven by:

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

Key Objectives

The following is a summary of our key objectives for 2008:

•

continue to grow profitably and diversify our business, by aggressively pursuing growth in an expanded addressable market and enhancing our market access both organically and through synergistic acquisitions;

•	execute our cost productivity initiatives;

•	expand our global business footprint with a focus on production efficiencies and enhanced customer experience;

•	continue to implement our ERP system across the globe with minimal disruption to our business and clients; and

•	sustain the growth of our integrated control and information architecture by accelerating the proliferation and adoption rate and enhancing features and functionality.

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

Our customers in resource-based industries, including oil and gas, mining, aggregates, metals, water/wastewater, forest products and cement, all benefit from higher commodity prices and higher global demand for basic materials, both of which encourage investment in capacity and productivity in these industries. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls.

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

•

Capacity Utilization (Total Industry), which is an indication of plant operating activity published by the Federal Reserve. Historically there has been a meaningful correlation between Capacity Utilization and the level of capital investment made by our U.S. customers in their manufacturing base.

•

The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which is an indication of the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

The table below shows a sequential decline in the U.S. Industrial Equipment Spending from September 2007, although it has increased on a year over year basis compared to December 2006. Capacity utilization has remained above 80 since September 2006 and is generally in line with recent quarters. In the month of March, the PMI fell below 50 for the second consecutive month, after briefly rising to 50.7 in January 2008.

	Industry Equipment Spending (in billions)		Capacity Utilization (percent)	PMI
Fiscal 2008
March 2008	$	(A)	80.5	48.6
December 2007		175.7	81.0	48.4

Fiscal 2007
September 2007		180.6	81.3	50.5
June 2007		176.0	81.0	53.4
March 2007		168.1	80.7	50.7
December 2006		167.5	80.9	51.5

Fiscal 2006
September 2006		169.2	80.9	51.9

(A)	Economic indicator, as published by the U.S. Department of Commerce Bureau of Economic Analysis, not available at time of filing.

Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends

Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers may include both multinational companies with expanding global presence and indigenous companies. Recent strength in demand has, in part, been driven by investments in infrastructure in developing economies, and in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets.

We use GDP growth rates as one indication of the growth opportunities in each region where we do business. Recent GDP growth rates in Asia Pacific have been robust, especially in China and India, but consensus forecasts currently call for a slowing in overall growth for the region. GDP growth rates in the U.S., Canada, Europe, Middle East and Africa, and Latin American have all slowed compared to one year ago, but remain relatively strong compared to historical standards. Although we expect world GDP to moderate somewhat during the second half of 2008 compared to the last two years, with slightly lower rates of growth in developed economies, we still expect reasonably attractive GDP growth rates compared to historic levels.

ROCKWELL AUTOMATION, INC.

Revenue by Geographic Region

In the second quarter of 2008, sales to non-U.S. customers accounted for approximately 49 percent of our total sales. The table below presents our sales for the quarter ended March 31, 2008 by geographic region and the change in sales from the quarter ended March 31, 2007 (in millions, except percentages):

	Three Months Ended Mar. 31, 2008(1)	Change vs. Three Months Ended Mar. 31, 2007	Change in Sales Excluding Effect of Currency vs. Three Months Ended Mar. 31, 2007(2)	Change in Organic Sales vs. Three Months Ended Mar. 31, 2007(2)
United States	$717.0	10%	10%	7%
Canada	96.9	21%	4%	2%
Europe, Middle East and Africa	337.7	26%	12%	2%
Asia-Pacific	165.5	23%	15%	13%
Latin America	89.5	23%	12%	12%

Total Sales	$1,406.6	17%	11%	7%

In the first six months of 2008, sales to non-U.S. customers accounted for approximately 49 percent of our total sales. The table below presents our sales for the six months ended March 31, 2008 by geographic region and the change in sales from the six months ended March 31, 2007 (in millions, except percentages):

	Six Months Ended Mar. 31, 2008(1)	Change vs. Six Months Ended Mar. 31, 2007	Change in Sales Excluding Effect of Currency vs. Six Months Ended Mar. 31, 2007(2)	Change in Organic Sales vs. Six Months Ended Mar. 31, 2007(2)
United States	$1,388.4	8%	8%	6%
Canada	192.1	23%	6%	5%
Europe, Middle East and Africa	642.4	29%	16%	4%
Asia-Pacific	328.9	22%	14%	12%
Latin America	186.7	30%	20%	20%

Total Sales	$2,738.5	16%	11%	7%

(1)	We attribute sales to the geographic regions based upon country of destination.
(2)	Organic sales and sales excluding effect of currency are non-GAAP measures. See Supplemental Information for information on these non-GAAP measures.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales
Architecture & Software	$599.0	$540.3	$1,176.9	$1,069.3
Control Products & Solutions	807.6	666.2	1,561.6	1,283.5

Total	$1,406.6	$1,206.5	$2,738.5	$2,352.8

Segment Operating Earnings
Architecture & Software	$139.9	$130.4	$288.4	$277.7
Control Products & Solutions	100.4	89.8	209.4	169.5

Purchase accounting depreciation and amortization	(6.5)	(3.0)	(12.8)	(5.7)
General corporate – net	(16.6)	(14.0)	(30.8)	(33.0)
Special charges	—	(43.5)	—	(43.5)
Interest expense	(17.5)	(16.3)	(35.5)	(34.7)
Income tax provision	(56.9)	(36.3)	(119.3)	(92.3)

Income from continuing operations	142.8	107.1	299.4	238.0
Discontinued operations	—	622.2	—	920.4

Net income	$142.8	$729.3	$299.4	$1,158.4

Diluted earnings per share:
Continuing operations	$0.96	$0.65	$2.00	$1.42
Discontinued operations	—	3.80	—	5.49

Net income	$0.96	$4.45	$2.00	$6.91

Diluted weighted average outstanding shares	148.7	163.8	149.9	167.6

See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

ROCKWELL AUTOMATION, INC.

2008 Second Quarter Compared to 2007 Second Quarter

(in millions, except per share amounts)	2008	2007	Change
Sales	$1,406.6	$1,206.5	$200.1
Income from continuing operations	142.8	107.1	35.7
Diluted earnings per share from continuing operations	0.96	0.65	0.31

Sales

Sales increased 17 percent compared to the second quarter of 2007. Organic sales increased 7 percent, as the effects of currency and acquisitions contributed 6 percent and 4 percent to the growth rate, respectively. Approximately 49 percent of our sales during the quarter were to non-U.S. customers. Organic sales in the U.S. grew 7 percent during the second quarter of 2008 compared to the prior year, and also grew sequentially. We continued to see strong organic growth rates in Latin America of 12 percent, especially in the resource-based end markets. Performance improved in the Asia-Pacific region with organic growth of 13 percent, with particular strength in China and India. The organic growth rate for the Europe, Middle East and Africa region was 2 percent. Strong sales growth to OEM customers in Germany was offset by lower growth rates in some developed European countries, including a decline in sales to customers in the United Kingdom.

We continued to see above average growth in resource-based industries, particularly oil and gas, primarily due to higher commodity pricing, emerging market economic expansion and infrastructure spending. Our sales to customers in the global automotive and life sciences industries grew at approximately our average growth rate. Our sales growth in the food and beverage and home and personal care industries was below our average growth rate; however, these industries tend to provide for more consistent rates of growth over time. We also experienced healthy revenue growth in our key process and OEM growth initiatives.

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization increased $3.5 million from $3.0 million in the second quarter of 2007 to $6.5 million in the second quarter of 2008. The increase was due to amortization of intangibles acquired in recent acquisitions, particularly ICS Triplex and Pavilion Technologies.

General Corporate-Net

General corporate expenses were $16.6 million in the second quarter of 2008 compared to $14.0 million in the second quarter of 2007. The increase was primarily due to lower interest and dividend income, partially offset by environmental charges taken in the second quarter of 2007.

Special Charges

In the second quarter of 2007, special charges of $43.5 million included costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. Total cash expenditures in connection with these actions are expected to approximate $39.0 million. Non-cash special charges included write-downs of certain inventory, machinery and equipment totaling $4.5 million.

ROCKWELL AUTOMATION, INC.

2008 Second Quarter Compared to 2007 Second Quarter—(Continued)

Interest Expense

Interest expense was $17.5 million in the second quarter of 2008 compared to $16.3 million in the second quarter of 2007. The increase was due to higher average outstanding debt balances, partially offset by lower interest rates in effect than in the prior year.

Income Taxes

The effective tax rate for the second quarter of 2008 was 28.5 percent compared to 25.3 percent in the second quarter of 2007. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent due to lower non-U.S. tax rates and the utilization of foreign tax credits. The tax rate in the second quarter of 2008 was higher than the second quarter of 2007 due to the non-recurring tax benefits associated with special charges and the resolution of various federal and state matters in the prior year.

Income from Continuing Operations

Income from continuing operations increased 33 percent to $142.8 million in the second quarter of 2008 compared to the second quarter of 2007. This increase was primarily due to the special charges taken in the second quarter of 2007 and the benefit of improved sales volume, partially offset by increased investment spending to support growth and technology and a higher income tax rate.

Discontinued Operations

Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment and the gain on sale of the principal businesses of that operating segment. Net income from operating activities of Power Systems was $7.5 million in the second quarter of 2007. We reported an after-tax gain on the sale of Power Systems of $603.2 million ($3.68 per share) during the second quarter of 2007.

We also reported after-tax income of $11.5 million during the second quarter of 2007 related to other discontinued operations activities. See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

Architecture & Software

(in millions, except percentages)	2008	2007	Change
Sales	$599.0	$540.3	$58.7
Segment operating earnings	139.9	130.4	9.5
Segment operating margin	23.4%	24.1%	(0.7) pts

Sales

Architecture & Software sales increased 11 percent in the second quarter of 2008 compared to the second quarter of 2007. Organic sales increased 4 percent, as the effects of currency and acquisitions contributed 6 percent and 1 percent, respectively, to the growth rate.

Operating Margin

Operating margin decreased 0.7 points to 23.4 percent compared to the same period in the prior year, and was negatively impacted by increased investment spending to support technology and growth, the impact of foreign currency and inflation, partially offset by volume leverage and productivity.

ROCKWELL AUTOMATION, INC.

2008 Second Quarter Compared to 2007 Second Quarter—(Continued)

Control Products & Solutions

(in millions, except percentages)	2008	2007	Change
Sales	$807.6	$666.2	$141.4
Segment operating earnings	100.4	89.8	10.6
Segment operating margin	12.4%	13.5%	(1.1) pts

Sales

Control Products & Solutions sales increased 21 percent in the second quarter of 2008 compared to the second quarter of 2007. Organic sales increased 9 percent, while the effects of currency and acquisitions each contributed 6 percent to the growth rate. Year over year results benefited from strong results from our solutions businesses.

Operating Margin

Operating margin decreased 1.1 points to 12.4 percent due to dilution from acquisitions, mix between our product and solutions businesses and the impact of foreign currency, partially offset by volume leverage and productivity.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

(in millions, except per share amounts)	2008	2007	Change
Sales	$2,738.5	$2,352.8	$385.7
Income from continuing operations	299.4	238.0	61.4
Diluted earnings per share from continuing operations	2.00	1.42	0.58

Sales

Sales increased 16 percent compared to the first six months of 2007. Organic sales increased 7 percent, with effects of currency and acquisitions adding 5 and 4 percentage points to the growth rate, respectively. Approximately 49 percent of our sales during the six months ended March 31, 2008 were to non-U.S. customers. Organic sales in the U.S. grew 6 percent during the first six months of 2008 compared to prior year. We continued to see strong organic growth in Latin America of 20 percent. We demonstrated improved performance in the Asia-Pacific region, with particular strength in China and India. Asia-Pacific organic sales grew 12 percent. The organic growth rate in Canada was 5 percent. Europe, Middle East and Africa, with an organic growth rate of 4 percent, experienced strong growth to OEM customers in Germany, offset by lower growth rates in other developed countries, including a decline in sales to customers in the United Kingdom.

During the six months ended March 31, 2008, we realized above average growth in the resource-based and life sciences industries. The above average growth in resource-based industries was primarily due to higher commodity pricing in the oil and gas industries, emerging market economic expansion and infrastructure spending. The global automotive industry grew at approximately our average growth rate. Growth in the food and beverage and home and personal care industries was below our average growth rate; however, these industries tend to provide for more consistent rates of growth over time. We experienced healthy revenue growth in our key process and OEM growth initiatives.

ROCKWELL AUTOMATION, INC.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007—(Continued)

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization increased $7.1 million from $5.7 million in the first six months of 2007 to $12.8 million in the first six months of 2008. The increase was due to the amortization of intangibles acquired through our recent acquisitions of ProsCon, ICS Triplex and Pavilion Technologies.

General Corporate-Net

General corporate expenses were $30.8 million in the first six months of 2008 compared to $33.0 million in 2007. The decrease was primarily due to a gain on the sale in 2008 of the remaining shares of Baldor Electric Company (Baldor) that we received from the divestiture of the principal businesses of our former Power Systems operating segment and environmental charges taken in the second quarter of 2007. These items were partially offset by lower interest and dividend income in 2008 compared to 2007.

Special Charges

For the first six months of 2007, special charges of $43.5 million included costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. Total cash expenditures in connection with these actions are expected to approximate $39.0 million. Non-cash special charges included write-downs of certain inventory, machinery and equipment totaling $4.5 million.

Interest Expense

Interest expense was $35.5 million in the first six months of 2008 compared to $34.7 million in the first six months of 2007. The increase was due to higher average outstanding borrowings, partially offset by lower interest rates in effect than in the prior year.

Income Taxes

The effective tax rate for the first six months of 2008 was 28.5 percent compared to 27.9 percent in the first six months of 2007. The effective tax rate in 2008 was lower than the statutory tax rate of 35 percent due to lower non-U.S. tax rates and the utilization of foreign tax credits. The tax rate in 2008 was higher than 2007 due to the non-recurring tax benefits associated with special charges and the resolution of various federal and state matters in the prior year.

Income from Continuing Operations

Income from continuing operations increased 26 percent to $299.4 million, compared to the first six months of 2007. The increase was primarily due to the special charges taken in the second quarter of 2007, strong productivity performance, higher volume, the sale of the remaining Baldor shares and pricing, partially offset by increased investment spending to support growth and technology, inflation and a higher effective income tax rate.

Discontinued Operations

Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment and the gain on sale of the principal businesses of that operating segment. Net income on operating activities of Power Systems was $42.3 million in the first six months of 2007. We reported an after-tax gain on the sale of Power Systems of $867.2 million ($5.17 per share) for the six months ended March 31, 2007.

We also reported after-tax income of $10.9 million during the first six months of 2007 related to other discontinued operations activities. See also Note 13 and Note 14 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

ROCKWELL AUTOMATION, INC.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007—(Continued)

Architecture & Software

(in millions, except percentages)	2008	2007	Change
Sales	$1,176.9	$1,069.3	$107.6
Segment operating earnings	288.4	277.7	10.7
Segment operating margin	24.5%	26.0%	(1.5) pts

Sales

Architecture & Software sales increased 10 percent in the first six months of 2008 compared to the first six months of 2007. Organic sales increased 3 percent, with the effects of currency and acquisitions contributing 6 percent and 1 percent, respectively, to the growth rate.

Operating Margin

Architecture & Software segment operating margin decreased 1.5 points to 24.5 compared to the same period in the prior year, and was negatively impacted by increased investment spending to support technology and growth, the impact of foreign currency and inflation, partially offset by volume leverage and productivity.

Control Products & Solutions

(in millions, except percentages)	2008	2007	Change
Sales	$1,561.6	$1,283.5	$278.1
Segment operating earnings	209.4	169.5	39.9
Segment operating margin	13.4%	13.2%	0.2 pts

Sales

Control Products & Solutions sales increased 22 percent in the first six months of 2008 compared to the first six months of 2007. Organic sales increased 10 percent, while the effects of currency and acquisitions each added 6 percentage points to the growth rate. Year over year results benefited from strong results in our solutions businesses.

Operating Margin

Control Products & Solutions segment operating margin improved by 0.2 points to 13.4 percent. The increase was primarily due to strong productivity performance, volume leverage and improvements in price, partially offset by the negative impact of acquisitions, the mix between our product and solutions businesses and the impact of foreign currency.

ROCKWELL AUTOMATION, INC.

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2008	2007
Cash provided by (used for):
Operating activities	$160.1	$206.4
Investing activities	(81.5)	1,644.6
Financing activities	15.7	(1,159.8)
Effect of exchange rate changes on cash	47.9	8.5

Cash provided by continuing operations	$142.2	$699.7

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$160.1	$206.4
Capital expenditures of continuing operations	(59.8)	(53.2)
Tax payments related to gain on divestiture of Power Systems	6.1	—
Excess income tax benefit from the exercise of stock options	3.5	9.0

Free cash flow	$109.9	$162.2

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. We account for share-based compensation under SFAS 123(R), Share-Based Payment, which requires that we report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.

Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. federal and state income taxes paid as a result of the gain on sale of the principal businesses of our former Power Systems operating segment have been classified within continuing operations consistent with the cash proceeds. These taxes paid in the six months ended March 31, 2008 have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.

Free cash flow was a source of $109.9 million for the six months ended March 31, 2008 compared to a source of $162.2 million for the six months ended March 31, 2007. This decrease in free cash flow was due to increased working capital needs and higher capital expenditures, partially offset by higher net income.

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.7 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at March 31, 2008 were at $320.0 million, with a weighted average interest rate of 2.3 percent. At September 30, 2007, commercial paper borrowings outstanding were $173.0 million, with a weighted average interest rate of 5.1 percent.

In January 2007, we received $1.75 billion of cash proceeds from the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We used a portion of the cash proceeds to repay commercial paper borrowings of $675.1 million outstanding at January 31, 2007, which we incurred upon the repurchase of shares of our common stock to offset the dilutive effect of the divestiture. We invested the remaining cash proceeds on hand at March 31, 2007 in cash equivalents, including commercial paper.

ROCKWELL AUTOMATION, INC.

Financial Condition—(Continued)

We repurchased approximately 3.1 million shares of our common stock in the first six months of 2008. The total cost of these shares was $194.3 million. This is compared to purchases of approximately 13.9 million shares at a cost of $865.7 million in the first six months of 2007, of which 96,839 shares did not settle until April 2007. We anticipate continuing to repurchase stock in 2008, the amount of which will depend ultimately on business conditions, stock price, free cash flow generation and other cash requirements. At March 31, 2008, we had approximately $832.1 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 39.4 percent at March 31, 2008 and 34.7 percent at September 30, 2007.

In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at March 31, 2008 or September 30, 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at March 31, 2008 and September 30, 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $194.4 million at March 31, 2008 were available to foreign subsidiaries.

The following is a summary of our credit ratings as of March 31, 2008:

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

Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at March 31, 2008, there has been no material change to this information, except as follows: In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.7 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes. Interest payable under the new debt will be $14.7 million for the balance of 2008, $29.8 million in 2009, $29.8 million in 2010, $29.8 million in 2011, $29.8 million in 2012 and $475.9 million thereafter. The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us on October 1, 2007. The total gross liability for unrecognized tax benefits recorded on adoption of FIN 48 was $135.3 million. We are unable to make a reasonably reliable estimate when these liabilities for unrecognized tax benefits will be settled or paid.

ROCKWELL AUTOMATION, INC.

Environmental

Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at March 31, 2008, there has been no material change to this information.

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

The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$717.0	$(3.7)	$713.3	$(14.4)	$698.9	$650.9
Canada	96.9	(13.5)	83.4	(1.0)	82.4	80.4
Europe, Middle East and Africa	337.7	(36.6)	301.1	(28.1)	273.0	267.8
Asia-Pacific	165.5	(11.2)	154.3	(2.3)	152.0	134.7
Latin America	89.5	(7.9)	81.6	—	81.6	72.7

Total Company Sales	$1,406.6	$(72.9)	$1,333.7	$(45.8)	$1,287.9	$1,206.5

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information—(Continued)

	Six Months Ended March 31, 2008					Six Months Ended March 31, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$1,388.4	$(6.1)	$1,382.3	$(25.6)	$1,356.7	$1,285.6
Canada	192.1	(26.3)	165.8	(1.9)	163.9	156.8
Europe, Middle East and Africa	642.4	(66.2)	576.2	(56.7)	519.5	497.3
Asia-Pacific	328.9	(22.5)	306.4	(5.0)	301.4	269.4
Latin America	186.7	(14.4)	172.3	—	172.3	143.7

Total Company Sales	$2,738.5	$(135.5)	$2,603.0	$(89.2)	$2,513.8	$2,352.8

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$599.0	$(32.1)	$566.9	$(7.2)	$559.7	$540.3
Control Products & Solutions	807.6	(40.8)	766.8	(38.6)	728.2	666.2

Total Company Sales	$1,406.6	$(72.9)	$1,333.7	$(45.8)	$1,287.9	$1,206.5

	Six Months Ended March 31, 2008					Six Months Ended March 31, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,176.9	$(60.7)	$1,116.2	$(11.3)	$1,104.9	$1,069.3
Control Products & Solutions	1,561.6	(74.8)	1,486.8	(77.9)	1,408.9	1,283.5

Total Company Sales	$2,738.5	$(135.5)	$2,603.0	$(89.2)	$2,513.8	$2,352.8

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at March 31, 2008, there has been no material change to this information, except as follows:

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

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at March 31, 2008, there has been no material change to this information.

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

Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. During the second quarter of 2008, we deployed new business processes and functionality of the system to our U.S. distribution center, our U.S. headquarters, our U.S. marketing organization and employees at one location in Mexico. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of the implementation of the new processes and functionality. We also launched pilot roll-outs for interfaces with one distributor, learning solutions at one location, three of our support service centers and our travel and entertainment expense reporting function. Additional deployments will occur at most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2008-2010.

There have not been any other changes in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is contained in Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007. We believe that at March 31, 2008, there has been no material change to this information, except that the section entitled “Asbestos” is updated in its entirety as follows:

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. We initiated litigation in the Milwaukee County Circuit Court on February 12, 2004 to enforce the insurance policies against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley. On April 1, 2008, we entered into separate agreements with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide will receive and administer the Kemper buyout funds and has entered into a cost share agreement to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material adverse effect on our financial condition.

Item 1A.	Risk Factors

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at March 31, 2008 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(2)
January 1–31, 2008	1,252,082	$59.83	1,252,082	$855,393,732
February 1–29, 2008	243,700	56.35	243,700	841,661,417
March 1–31, 2008	179,079	53.62	179,079	832,059,023

Total	1,674,861	58.66	1,674,861

(1)	Average price paid per share includes brokerage commissions.

(2)

On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. Our repurchase program allows management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	We held our 2008 annual meeting of shareowners on February 6, 2008.

(b)	At the annual meeting, the shareowners:

(i)	voted to elect two directors. Each nominee for director was elected to a term expiring in 2011 by a vote of the shareowners as follows:

	Affirmative Votes	Votes Withheld
Bruce M. Rockwell	120,758,391	4,654,126
Joseph F. Toot, Jr.	120,701,310	4,711,208

(ii)

voted on a proposal to approve the selection by the Audit Committee of our Board of Directors of the firm of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2008. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	122,912,598
Negative votes	1,360,330
Abstentions	1,139,568

(iii)	voted on a proposal to approve our 2008 Long-Term Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	86,360,249
Negative votes	7,803,273
Abstentions	1,530,322
Broker non-votes	29,718,673

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits

(a)	Exhibits:

Exhibit 10.1*	-	Copy of the Company’s 2008 Long-Term Incentives Plan, filed as Exhibit 4-c to Registration Statement on Form S-8 (No. 333-150019), is hereby incorporated by reference.

Exhibit 10.2*	-	Copy of resolutions of the Board of Directors of the Company, adopted December 5, 2007 and effective February 6, 2008, amending the Company’s 2000 Long-Term Incentives Plan, as amended.

Exhibit 10.3*	-	Form of Restricted Stock Unit Agreement under Section 6 of the Company’s 2003 Director’s Stock Plan, as amended.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2008.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date:	April 25, 2008	By	/S/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2008	By	/S/ DAVID M. DORGAN
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.2	Copy of resolutions of the Board of Directors of the Company, adopted December 5, 2007 and effective February 6, 2008, amending the Company’s 2000 Long-Term Incentives Plan, as amended.

10.3	Form of Restricted Stock Unit Agreement under Section 6 of the Company’s 2003 Director’s Stock Plan, as amended.

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2008.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.