Form 10-Q
period 2008-06-30
ROCKWELL AUTOMATION INC
filed 2008-07-29
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	June 30, 2008

Commission file number	1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Second Street, Milwaukee, Wisconsin 53204

(Address of principal executive offices)              (Zip Code)

Registrant’s telephone number,
including area code	(414) 382-2000

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

145,590,124 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2008.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$805.9	$624.2
Receivables	990.3	927.7
Inventories	602.2	504.7
Deferred income taxes	197.5	170.2
Other current assets	145.0	155.2

Total current assets	2,740.9	2,382.0

Property, net	535.6	510.3
Goodwill	946.2	858.5
Other intangible assets, net	263.6	243.4
Deferred income taxes	26.0	25.3
Prepaid pension	419.8	384.3
Other assets	179.2	142.0

TOTAL	$5,111.3	$4,545.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$334.1	$173.2
Current portion of long-term debt	—	348.2
Accounts payable	490.7	498.5
Compensation and benefits	203.2	198.4
Income taxes payable	40.7	79.8
Other current liabilities	512.9	446.4

Total current liabilities	1,581.6	1,744.5

Long-term debt	904.2	405.7
Retirement benefits	416.6	401.4
Other liabilities	312.3	251.4

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,271.6	1,247.5
Retained earnings	4,363.0	4,098.1
Accumulated other comprehensive loss	(79.4)	(169.7)
Common stock in treasury, at cost (shares held: June 30, 2008, 70.8; September 30, 2007, 67.0)	(3,875.0)	(3,649.5)

Total shareowners’ equity	1,896.6	1,742.8

TOTAL	$5,111.3	$4,545.8

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Sales
Products and solutions	$1,335.7	$1,164.0	$3,817.3	$3,295.6
Services	139.3	116.6	396.2	337.8

	1,475.0	1,280.6	4,213.5	3,633.4
Cost of Sales
Products and solutions	(771.3)	(650.6)	(2,188.0)	(1,873.4)
Services	(98.1)	(78.9)	(273.1)	(236.8)

	(869.4)	(729.5)	(2,461.1)	(2,110.2)

Gross profit	605.6	551.1	1,752.4	1,523.2

Selling, general and administrative expenses	(377.6)	(319.7)	(1,084.5)	(938.4)
Other income	2.1	9.5	16.4	21.1
Interest expense	(16.6)	(13.8)	(52.1)	(48.5)

Income from continuing operations before income taxes	213.5	227.1	632.2	557.4
Income tax provision	(60.9)	(59.6)	(180.2)	(151.9)

Income from continuing operations	152.6	167.5	452.0	405.5

Income from discontinued operations
Income from discontinued operating activities of Power Systems	—	—	—	42.3
Gain on sale of Power Systems (Note 13 and 14)	—	(0.7)	—	866.5
Other	—	(2.6)	—	8.3

Income from discontinued operations	—	(3.3)	—	917.1

Net income	$152.6	$164.2	$452.0	$1,322.6

Basic earnings per share:
Continuing operations	$1.04	$1.09	$3.07	$2.51
Discontinued operations	—	(0.02)	—	5.69

Net income	$1.04	$1.07	$3.07	$8.20

Diluted earnings per share:
Continuing operations	$1.03	$1.07	$3.03	$2.47
Discontinued operations	—	(0.02)	—	5.60

Net income	$1.03	$1.05	$3.03	$8.07

Cash dividends per share	$0.58	$0.58	$1.16	$1.16

Weighted average outstanding shares:
Basic	146.3	154.0	147.3	161.3

Diluted	148.1	156.5	149.3	163.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Nine Months Ended June 30,
	2008	2007
Continuing Operations:
Operating Activities:
Net income	$452.0	$1,322.6
Income from discontinued operations	—	917.1

Income from continuing operations	452.0	405.5

Adjustments to arrive at cash provided by operating activities:
Depreciation	74.1	69.5
Amortization of intangible assets	26.8	16.6
Share-based compensation expense	24.6	22.6
Retirement benefits expense	33.5	44.7
Pension trust contributions	(31.6)	(26.0)
Net (gain) loss on disposition of securities and property	(5.8)	0.4
Income tax benefit from the exercise of stock options	0.2	1.1
Excess income tax benefit from the exercise of stock options	(3.9)	(21.4)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(21.7)	(85.9)
Inventories	(86.3)	(52.2)
Accounts payable	(42.0)	5.0
Compensation and benefits	(2.0)	(19.6)
Income taxes	(30.4)	(164.1)
Other assets and liabilities	(35.2)	68.0

Cash Provided by Operating Activities	352.3	264.2

Investing Activities:
Capital expenditures	(102.8)	(82.1)
Acquisition of businesses, net of cash acquired	(112.4)	(44.6)
Proceeds from sales of available for sale securities	36.3	—
Proceeds from sale of property and business	6.9	1,744.6
Other investing activities	(2.9)	(3.2)

Cash (Used for) Provided by Investing Activities	(174.9)	1,614.7

Financing Activities:
Net issuance (repayments) of short-term debt	160.9	(170.0)
Issuance of long-term debt	493.5	—
Repayments of long-term debt	(351.3)	—
Cash dividends	(128.4)	(140.8)
Purchases of treasury stock	(226.9)	(1,263.8)
Proceeds from the exercise of stock options	12.2	51.8
Excess income tax benefit from the exercise of stock options	3.9	21.4
Other financing activities	(0.3)	(0.4)

Cash Used for Financing Activities	(36.4)	(1,501.8)

Effect of exchange rate changes on cash	46.8	18.3

Cash Provided by Continuing Operations	187.8	395.4

Discontinued Operations:
Cash Used for Discontinued Operating Activities	(6.1)	(1.9)
Cash Used for Discontinued Investing Activities	—	(6.5)
Cash Used for Discontinued Financing Activities	—	(0.8)

Cash Used for Discontinued Operations	(6.1)	(9.2)

Increase in Cash and Cash Equivalents	181.7	386.2
Cash and Cash Equivalents at Beginning of Period	624.2	408.1

Cash and Cash Equivalents at End of Period	$805.9	$794.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. The results of operations for the three and nine month periods ended June 30, 2008 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

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

Receivables

Receivables are stated net of allowances for doubtful accounts of $16.0 million at June 30, 2008 and $12.4 million at September 30, 2007. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.8 million at June 30, 2008 and $8.1 million at September 30, 2007.

Income Taxes

At the end of each interim reporting period, we estimate a base effective tax rate, which is the effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items or items that are reported net of their related tax effects. We recognize the tax effect of significant unusual or extraordinary items or items that are reported net of their tax effects in the period in which they are realizable. Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) became effective for us on October 1, 2007. See Note 14 for further details regarding income taxes.

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and nine months ended June 30, 2008, share-based compensation awards of 2.8 million and 2.5 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2007, share-based compensation awards of 1.3 million and 1.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Weighted average outstanding shares
Basic weighted average outstanding shares	146.3	154.0	147.3	161.3
Effect of dilutive securities
Stock options	1.7	2.4	1.9	2.5
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average outstanding shares	148.1	156.5	149.3	163.9

Non-Cash Financing Activities

In June 2008, we repurchased 740,000 shares of our common stock for $32.3 million that did not settle until July 2008. In June 2007, we repurchased 75,000 shares of our common stock for $5.1 million that did not settle until July 2007. These outstanding purchases were recorded in accounts payable at June 30, 2008 and 2007.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), became effective for us as of September 30, 2007. SFAS 158 required us to recognize an asset or liability in our consolidated balance sheet reflecting the funded status of our pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measuring periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS 158 will require us to measure the funded status on the date of our annual audited Consolidated Balance Sheet as of September 30, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), Business Combinations (SFAS 141R) and other accounting principles generally accepted in the United States. FSP 142-3 will apply to us beginning in 2010. We are evaluating FSP 142-3 to determine the effect on our financial statements and related disclosures.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 will apply to us beginning in the second quarter of 2009. We do not believe SFAS 161 will have a material effect on our financial statements; we will expand our disclosures in accordance with the requirements of SFAS 161 upon adoption.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

In December 2007, the FASB issued SFAS No. 141R. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition-related transaction costs. SFAS 141R will apply to us beginning in 2010. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

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

We recognized $8.7 million and $24.6 million in share-based compensation expense in income from continuing operations before income taxes during the three and nine months ended June 30, 2008, respectively. We recognized $7.9 million and $22.6 million in share-based compensation expense in income from continuing operations before income taxes during the three and nine months ended June 30, 2007, respectively.

Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Nine Months Ended June 30,
	2008		2007
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,578	$17.58	1,163	$20.01
Performance shares	121	70.32	99	72.24
Restricted stock awards	71	66.67	61	63.34

Total shares granted	1,770	23.15	1,323	25.93

3.	Acquisitions and Divestitures

Acquisitions

During the nine months ended June 30, 2008, our Architecture & Software segment acquired CEDES Safety & Automation AG (CEDES), Incuity Software, Inc. (Incuity), and Pavilion Technologies, Inc. (Pavilion). The aggregate purchase price of these three acquisitions was $114.4 million.

We acquired CEDES in May 2008. Swiss-based CEDES is a supplier of safety and measuring light curtains, as well as other safety and non-safety optoelectronics, control units and related accessories for industrial applications. We expect to complete the final purchase price allocation for this acquisition during fiscal 2009 when we finalize the valuation of the intangible assets acquired.

We also acquired Incuity, which is a supplier of Enterprise Manufacturing Intelligence (EMI) software, in May 2008. Incuity’s software provides real-time intelligence for business decision support to improve operations and reduce production waste by providing valuable management insight into a company’s operations. We expect to complete the final purchase price allocation for this acquisition during fiscal 2009 when we finalize the valuation of the intangible assets acquired.

We acquired Pavilion, a company that is a recognized leader in advanced process control, production optimization and environmental compliance solutions for process and hybrid industries, in November 2007. We expect to complete the final purchase price allocation for this acquisition by the end of fiscal 2008 when we finalize the valuation of the intangible assets acquired.

We recorded intangible assets of $41.9 million and goodwill of $70.5 million resulting from the preliminary purchase price allocations of the CEDES, Incuity and Pavilion acquisitions, which are pending the finalization of the intangible asset valuations and other matters. We allocated all preliminary intangible assets to the other intangible asset category. We assigned the full amount of goodwill to our Architecture & Software segment. None of the goodwill recorded is expected to be deductible for local tax purposes.

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

We recorded intangible assets of $121.7 million resulting from the final purchase price allocations of the ICS Triplex and ProsCon acquisitions. Intangible assets assigned include $49.5 million to customer relationships (12-year weighted average useful life), $28.3 million to technology (10-year weighted average useful life), $14.4 million to other intangible assets (7-year weighted average useful life) and $29.5 million to intangible assets not subject to amortization (related to the ICS Triplex™ trademark). We recorded a charge of $1.3 million during the fourth quarter of 2007 for in-process research and development in cost of sales related to the acquisition of ICS Triplex. We recognized goodwill of $142.0 million related to these transactions, none of which is expected to be deductible for local tax purposes. We assigned the full amount of goodwill to our Control Products & Solutions segment.

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

4.	Inventories

Inventories consist of (in millions):

	June 30, 2008	September 30, 2007
Finished goods	$239.5	$184.9
Work in process	134.2	130.4
Raw materials, parts, and supplies	228.5	189.4

Inventories	$602.2	$504.7

We report inventories net of the allowance for excess and obsolete inventory of $41.8 million at June 30, 2008 and $36.3 million at September 30, 2007.

5.	Property

Property consists of (in millions):

	June 30, 2008	September 30, 2007
Land	$5.2	$7.5
Buildings and improvements	269.3	255.6
Machinery and equipment	1,105.3	1,097.3
Internal use software	286.9	241.7
Construction in progress	56.4	63.0

Total	1,723.1	1,665.1
Less accumulated depreciation	(1,187.5)	(1,154.8)

Property, net	$535.6	$510.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended June 30, 2008 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2007	$335.1	$523.4	$858.5
Acquisition of businesses	70.5	—	70.5
Translation and other	(0.8)	18.0	17.2

Balance as of June 30, 2008	$404.8	$541.4	$946.2

Other intangible assets consist of (in millions):

	June 30, 2008
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$122.7	$(73.8)	$48.9
Customer relationships	54.9	(4.9)	50.0
Technology	54.7	(21.4)	33.3
Other	86.0	(27.3)	58.7

Total amortized intangible assets	318.3	(127.4)	190.9
Intangible assets not subject to amortization	72.7	—	72.7

Total	$391.0	$(127.4)	$263.6

	September 30, 2007
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	111.2	(63.5)	47.7
Customer relationships	58.0	(2.1)	55.9
Technology	65.4	(25.0)	40.4
Other	52.6	(26.9)	25.7

Total amortized intangible assets	287.2	(117.5)	169.7
Intangible assets not subject to amortization	73.7	—	73.7

Total	$360.9	$(117.5)	$243.4

The increase in other intangible assets is primarily due to our preliminary purchase price allocations associated with our acquisitions of CEDES, Incuity and Pavilion.

The Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $36.2 million in 2008, $29.8 million in 2009, $22.2 million in 2010, $18.9 million in 2011 and $17.1 million in 2012.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2008 and concluded that no impairments exist.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	June 30, 2008	September 30, 2007
Advance payments from customers and deferred revenue	$146.0	$121.5
Customer returns, rebates and incentives	119.2	120.5
Unrealized losses on foreign exchange contracts	43.3	38.2
Product warranty obligations	34.4	34.9
Taxes other than income taxes	38.4	42.2
Dividends payable	42.2	—
Accrued interest	15.3	10.2
Special charges	20.1	19.6
Other	54.0	59.3

Other current liabilities	$512.9	$446.4

8.	Product Warranty Obligations

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

Changes in the product warranty obligations for the nine months ended June 30, 2008 and 2007 are (in millions):

	Nine Months Ended June 30,
	2008	2007
Balance at beginning of period	$34.9	$37.1
Warranties recorded at time of sale	30.7	33.2
Adjustments to pre-existing warranties	—	(2.9)
Settlement of warranty claims	(31.2)	(30.9)

Balance at end of period	$34.4	$36.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	June 30, 2008	September 30, 2007
6.15% notes, payable in 2008	$—	$348.2
5.65% notes, payable in 2017	250.0	—
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	—
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.8)	(44.3)

Total	904.2	753.9
Less current portion	—	(348.2)

Long-term debt	$904.2	$405.7

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

We issued an aggregate of $800 million principal amount of our 6.15% notes, 6.70% debentures and 5.20% debentures in January 1998. The debt offering yielded approximately $750.0 million of proceeds. We issued the 5.20% debentures at a discount, and the 6.15% notes and 6.70% debentures at par.

In September 2002, we entered into an interest rate swap contract (the Swap) that effectively converted our $350.0 million aggregate principal amount of 6.15% notes, payable in 2008, to floating rate debt based on six-month LIBOR. The floating rate was 7.8 percent at September 30, 2007. As permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, we designated the Swap as a fair value hedge. Accordingly, the fair value of the Swap was recorded in other liabilities in the Condensed Consolidated Balance Sheet with a corresponding adjustment to the carrying value of the underlying debt at September 30, 2007. The fair value of the Swap, based upon quoted market prices for contracts with similar maturities, was a liability of $1.8 million at September 30, 2007. The swap matured on January 15, 2008.

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at June 30, 2008 or September 30, 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at June 30, 2008 and September 30, 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $196.2 million at June 30, 2008 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three and nine months ended June 30, 2008 and 2007 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $334.0 million at June 30, 2008 and $173.0 million at September 30, 2007. At June 30, 2008, the weighted average interest rate and maturity period of the commercial paper outstanding were 2.3 percent and four days, respectively. At September 30, 2007, the weighted average interest rate and maturity period of the commercial paper outstanding were 5.1 percent and three days, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$14.5	$15.3	$43.4	$41.9
Interest cost	37.6	33.3	112.4	91.3
Expected return on plan assets	(48.6)	(41.7)	(145.3)	(115.5)
Amortization:
Prior service cost	(1.1)	(1.2)	(3.4)	(3.6)
Net transition obligation	0.1	—	0.3	—
Net actuarial loss	4.8	9.9	14.5	21.7

Net periodic benefit cost	$7.3	$15.6	$21.9	$35.8

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$1.0	$1.4	$2.9	$3.0
Interest cost	3.4	4.7	10.3	9.5
Amortization:
Prior service cost	(3.7)	(4.1)	(11.0)	(12.3)
Net actuarial loss	3.2	4.7	9.4	8.7

Net periodic benefit cost	$3.9	$6.7	$11.6	$8.9

Excluded from these net periodic benefit cost tables but included in income from discontinued operations in the Condensed Consolidated Statement of Operations is pre-tax pension benefit cost of $3.3 million and pre-tax other postretirement benefit cost of $4.7 million for the nine months ended June 30, 2007. Also in the nine months ended June 30, 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.2 million and an additional other postretirement benefits settlement gain of $11.4 million. These costs, loss and gains are related to our Dodge mechanical and Reliance Electric motors and motor repair services businesses and the sale thereof and are reflected in income from discontinued operations in the Condensed Consolidated Statement of Operations. In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we retained the pension liability related to eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees as of the date of the sale, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with these businesses.

In the first nine months of 2007, we made a voluntary contribution of $8.0 million to our U.S. qualified pension plan trust, which increased our prepaid pension asset in the Condensed Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net income	$152.6	$164.2	$452.0	$1,322.6
Other comprehensive income:
Unrecognized pension and postretirement benefit plan liabilities	1.6	—	4.8	—
Currency translation adjustments	(12.9)	29.9	95.3	56.1
Net unrealized gains (losses) on cash flow hedges	6.3	(0.4)	(7.7)	(6.8)
Unrealized (realized) gains on investment securities	—	10.3	(2.6)	13.9
Other	—	(0.5)	0.5	(1.9)

Other comprehensive income	(5.0)	39.3	90.3	61.3

Comprehensive income	$147.6	$203.5	$542.3	$1,383.9

12.	Commitments and Contingent Liabilities

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide will receive and administer the Kemper buyout funds and has entered into a cost share agreement to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

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

The former RIC operated the Rocky Flats Plant (the Plant), Golden, Colorado, from 1975 through 1989 for the Department of Energy (DOE). Incident to Boeing’s acquisition of RIC in 1996, we agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the Plant to the extent such liability is not assumed or indemnified by the U.S. government.

On January 30, 1990, a class action was filed in the United States District Court for the District of Colorado against RIC and another former operator of the Plant. The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including RIC, in the action and has either reimbursed or paid directly the costs of RIC’s defense. On February 14, 2006, a jury empanelled to try certain of the class action plaintiffs’ property damage claims found the contractor defendants liable for trespass and nuisance, and awarded $176 million in compensatory damages and $200 million in punitive damages against the two defendants. The jury also found RIC to be 10% responsible for the trespass and 70% responsible for the nuisance. On June 2, 2008, the district court entered judgment against RIC in the amount of $598 million, including prejudgment interest. RIC has appealed the judgment, at the direction of the DOE. Execution of the judgment is currently stayed. By letter dated June 5, 2008, the DOE confirmed its obligation to indemnify RIC for any judgment or settlement arising out of this action and attorney’s fees and other costs associated with this action. The DOE’s letter acknowledges that the ultimate financial responsibility for this action lies with the U.S. government. Accordingly, we do not believe that the action will have a material adverse effect on our financial condition.

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

The following is a summary of the composition of income from discontinued operations included in the Condensed Consolidated Statement of Operations (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Power Systems net income from operations	$—	$—	$—	$42.3
Gain on sale of Power Systems (net of tax expense of $194.4 million)	—	(0.7)	—	866.5
Other	—	(2.6)	—	8.3

(Loss) income from discontinued operations	$—	$(3.3)	$—	$917.1

Power Systems

On January 31, 2007, we divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses to Baldor. These businesses are reported as a discontinued operation in the Condensed Consolidated Financial Statements for all periods presented.

Summarized results of Power Systems net income from operations are (in millions):

Nine Months Ended June 30, 2007
Sales	$340.7

Income before income taxes	69.6
Income tax expense	(27.3)

Net income	$42.3

Other

During the nine months ended June 30, 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded a net charge of $1.2 million ($0.7 million after tax) related to resolutions of certain claims and professional service fees related to discontinued operations matters, offset by a benefit related to legal matters associated with the former RIC’s operation of the Rocky Flats facility for the DOE.

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

There was no material change in the amount of unrecognized tax benefits in the first nine months of 2008. We believe it is reasonably possible that the amount of unrecognized tax benefits related to the resolution of federal, state and foreign tax matters could be reduced by $5-10 million during the next 12 months as audits close and statutes expire.

We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2006 and 2007, Wisconsin tax returns for 2003 through 2007, and tax returns for other major states and foreign jurisdictions for 1998 through 2007 remain subject to examination by taxing authorities.

The base tax rate determined as provided under Income Taxes in Note 1 for the full year is estimated to be in a range of 28 to 29 percent, subject to quarterly variability, based on our current forecast of pretax income, permanent book and tax differences and global tax planning strategies for our continuing operations. The effective tax rate for the third quarter of 2008 was 28.5 percent.

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

During the second quarter of 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. We paid $12.8 million related to these charges during the nine months ended June 30, 2008.

16.	Segment Information

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Sales
Architecture & Software	$625.7	$582.5	$1,802.6	$1,651.8
Control Products & Solutions	849.3	698.1	2,410.9	1,981.6

Total	$1,475.0	$1,280.6	$4,213.5	$3,633.4

Segment Operating Earnings
Architecture & Software	$154.7	$164.7	$443.1	$442.4
Control Products & Solutions	103.6	97.6	313.0	267.1

Total	258.3	262.3	756.1	709.5
Purchase accounting depreciation and amortization	(6.3)	(3.8)	(19.1)	(9.5)
General corporate – net	(21.9)	(17.6)	(52.7)	(50.6)
Special charges	—	—	—	(43.5)
Interest expense	(16.6)	(13.8)	(52.1)	(48.5)
Income tax provision	(60.9)	(59.6)	(180.2)	(151.9)

Income from continuing operations	$152.6	$167.5	$452.0	$405.5

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales that are within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin:

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2008 and 2007, and cash flows for the nine-month periods ended June 30, 2008 and 2007. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

As described in Note 14 to the Condensed Consolidated Financial Statements, on October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
July 29, 2008

ROCKWELL AUTOMATION, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Forward-Looking Statement

This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “expect”, “project”, “plan”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

•

economic and political changes in global markets where we compete, such as currency exchange rates, inflation rates, interest rates, recession, policies of foreign governments and other external factors we cannot control, and U.S. and local laws affecting our activities abroad and compliance therewith;

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials;

•	successful execution of our cost productivity and globalization initiatives;

•	our ability to execute strategic actions, including acquisitions and integration of acquired businesses; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.

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

ROCKWELL AUTOMATION, INC.

Overview

We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage in their businesses. Overall demand for our products is driven by:

•	investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	our customers’ needs for greater productivity, sustainable production (cleaner, safer and more energy efficient), cost reduction, quality, and overall global competitiveness;

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

•	execute our cost productivity initiatives;

•	expand our global business footprint with a focus on production efficiencies and enhanced customer experience;

•	continue to implement our ERP system across the globe with minimal disruption to our business and customers; and

•	sustain the growth of our integrated control and information architecture by accelerating the proliferation and adoption rate and enhancing features and functionality.

Long-term Strategy

Our long-term growth and performance strategy is characterized by the careful balance of sustained organic growth and profitability. This strategy seeks to:

•	deploy human and financial resources in order to strengthen our technology leadership and allow us to capture a larger share of our customers’ spending;

•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of targeted industries;

•	expand our served market by increasing our ability to meet our customers’ needs in the areas of process control, safety control and information software; and

•	foster a robust productivity culture.

We continue to transform our business model into one that is based less on tangible assets and more on intellectual capital. As we execute our long-term growth and performance strategy, we expect to provide value for our shareowners through revenue and earnings growth, free cash flow generation and superior returns.

ROCKWELL AUTOMATION, INC.

Technological Advancement and Domain Expertise

We seek to maintain a technology leadership position in all facets of plant-wide control. We believe our core technologies are the foundation for long-term sustainable growth at a multiple of global Gross Domestic Product (GDP) growth.

Our customers face increasingly complex and volatile customer demand patterns, which are driving the need for flexible manufacturing. Our investments in new technology and domain expertise have expanded our served market well beyond discrete control into process, safety and information. Our value proposition is to help our customers gain the benefits of faster time to market, lower total cost of ownership, better asset utilization and reduced business risks.

We believe that process automation is the largest growth opportunity for our company. Our Logix architecture enables us to compete effectively with traditional DCS control solutions for process applications.

We have one of the most comprehensive safety offerings in the industry and we see significant potential in the growing safety market. We successfully integrated safety into the Logix platform with our launch of GuardLogix® safety controllers. Our safety products are designed to bring a dual benefit to our customers: a safe environment for their employees and productivity in their operations.

Through internal investment and acquisitions, we have built our expanded capability in the area of plant-wide information. This opportunity involves software and solutions that link the plant floor to the enterprise business systems.

We augment our product portfolio with solutions and service excellence to achieve greater customer intimacy. The combination of our leading technologies, such as integrated architecture, with the industry-specific domain expertise of our people, enables us to deliver these solutions.

Global Expansion and Enhanced Market Access

As the manufacturing world continues to globalize, we must be capable of meeting our customers’ needs in emerging markets. We continue to add delivery resources and expand our sales force in emerging markets. We currently have greater than 50 percent of our employees outside the U.S., and achieved our goal of about 50 percent of our revenues outside of the U.S. in the first nine months of 2008.

As we enter markets with considerable growth potential and expand our global footprint, we will seek to continue to broaden the portfolio of products, services and solutions that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing and customer facing resources in order to be closer to our customers throughout the world. We see growth opportunities in the Latin America region, especially in resource-based industries. We also continue to pursue attractive opportunities in fast growing countries of the Asia Pacific region.

Original Equipment Manufacturers (OEMs) represent another market opportunity for us. The large OEM market is under tremendous cost pressure and must reduce time to market to remain competitive as it introduces new products. OEMs benefit from our Logix technology combined with motion and safety products. We have a significant opportunity in the OEM market globally, especially in Europe, where OEMs are integral to our strategy.

ROCKWELL AUTOMATION, INC.

Industry Views

We apply our knowledge of manufacturing applications to help customers solve their business challenges. We serve customers in a wide range of industries, including consumer, resource-based and transportation.

Our consumer industry customers are engaged in the food and beverage, home and personal care, and life sciences industries. These customers’ needs include global expansion, incremental capacity from existing facilities, an increasingly flexible manufacturing environment and regulatory compliance. In addition, these customers operate in an environment where product innovation and time to market are critical factors. Consumer products customers’ capital investments generally provide for more consistent rates of growth over time.

Our customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, water/wastewater and forest products, all benefit from higher commodity prices and higher global demand for basic materials, both of which encourage investment in capacity and productivity in these industries. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls.

In transportation, factors such as capacity utilization, geographic expansion, investment in new model introductions and more flexible manufacturing technologies are drivers of demand for our products, services and solutions.

Productivity

Productivity and continuous improvements are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. These are designed to result in improved profitability that can be used to fund investment in growth and technology and to offset inflation and dilution from acquisitions. Our ongoing cost productivity initiatives include improved asset utilization and in some instances may require special charges for actions such as workforce reductions and facility rationalization.

Acquisitions

We recently acquired CEDES, Incuity, Pavilion and ICS Triplex. We believe the acquired companies will help us expand our market share and deliver value to our customers.

With our acquisition of CEDES, we have expanded our comprehensive machine safety solutions for our customers worldwide. CEDES is a supplier of safety and measuring light curtains, a leading product offering in the machine safety market.

Our acquisition of Incuity positions us for continued growth in the information solutions market. Incuity’s enterprise manufacturing intelligence offerings will enable us to accelerate specific aspects of our plant-wide information strategy and extend the capabilities of our integrated architecture.

We believe that Pavilion’s expertise in advanced process control, production optimization and environmental compliance solutions paired with our Logix architecture will help our customers create a more agile, efficient and productive environment. It will also benefit, in particular, our process growth initiative.

ICS Triplex is a leading global supplier in the critical control and safety market, which has allowed us to expand our presence in this market. The ICS Triplex acquisition is creating new customer opportunities, most significantly in the oil and gas industry. We are also benefiting from ICS Triplex’s strong presence in European and the Middle Eastern markets.

We continue to look for potential acquisitions that serve as catalysts to organic growth and add complementary technology, expand our served market, increase our domain expertise and/or continue our geographic diversification.

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

The table below shows a sequential increase in the U.S. Industrial Equipment Spending from December 2007 to March 2008; this metric has also increased on a year over year basis compared to March 2007. Capacity utilization dropped just slightly below 80 in June 2008, but is still generally in line with recent quarters. In the month of June, the PMI rebounded above 50, which exceeds the 12-month average for the index.

	Industry Equipment Spending (in billions)		Capacity Utilization (percent)	PMI
Fiscal 2008
June 2008	$	(A)	79.9	50.2
March 2008		178.8	80.5	48.6
December 2007		175.7	81.0	48.4

Fiscal 2007
September 2007		180.6	81.3	50.5
June 2007		176.0	81.0	53.4
March 2007		168.1	80.7	50.7
December 2006		167.5	80.9	51.5

Fiscal 2006
September 2006		169.2	80.9	51.9

(A)	Economic indicator, as published by the U.S. Department of Commerce Bureau of Economic Analysis, not available at time of filing.

Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends

Outside the U.S., demand is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Recent strength in demand has, in part, been driven by investments in infrastructure in developing economies, and in basic materials production capacity in response to higher end-product pricing and in expanding consumer markets.

We use GDP growth rates as one indication of the growth opportunities in each region where we do business. Recent GDP growth rates in Asia Pacific have been robust, especially in China and India, but consensus forecasts currently call for a slowing in overall growth for the region. GDP growth rates in Latin America have slowed compared to one year ago, but remain relatively strong. The GDP growth rates in the United States and Europe, Middle East and Africa (EMEA) have been less favorable, in general exhibiting slower growth than prior year. Additionally, the GDP growth in Canada has continued to decline. Overall, we expect global GDP growth rates to moderate in all regions during the remainder of 2008; however, we still expect reasonably attractive GDP growth rates in the Asia Pacific and Latin America regions.

ROCKWELL AUTOMATION, INC.

Revenue by Geographic Region

In the third quarter of 2008, sales to non-U.S. customers accounted for approximately 50 percent of our total sales. The table below presents our sales for the quarter ended June 30, 2008 by geographic region and the change in sales from the quarter ended June 30, 2007 (in millions, except percentages):

	Three Months Ended June 30, 2008(1)	Change vs. Three Months Ended June 30, 2007	Change in Sales Excluding Effect of Currency vs. Three Months Ended June 30, 2007(2)	Change in Organic Sales vs. Three Months Ended June 30, 2007(2)
United States	$731.7	5.8%	5.6%	3.7%
Canada	104.5	18.9%	9.0%	7.8%
Europe, Middle East and Africa	338.4	27.8%	12.7%	2.1%
Asia-Pacific	189.5	25.2%	20.0%	17.1%
Latin America	110.9	30.2%	18.5%	18.5%

Total Sales	$1,475.0	15.2%	9.9%	6.2%

In the first nine months of 2008, sales to non-U.S. customers accounted for approximately 50 percent of our total sales. The table below presents our sales for the nine months ended June 30, 2008 by geographic region and the change in sales from the nine months ended June 30, 2007 (in millions, except percentages):

	Nine Months Ended June 30, 2008(1)	Change vs. Nine Months Ended June 30, 2007	Change in Sales Excluding Effect of Currency vs. Nine Months Ended June 30, 2007(2)	Change in Organic Sales vs. Nine Months Ended June 30, 2007(2)
United States	$2,120.1	7.2%	6.8%	4.9%
Canada	296.6	21.2%	6.9%	5.7%
Europe, Middle East and Africa	980.8	28.7%	14.8%	3.6%
Asia-Pacific	518.4	23.2%	16.0%	13.7%
Latin America	297.6	30.0%	19.4%	19.4%

Total Sales	$4,213.5	16.0%	10.4%	6.6%

(1)	We attribute sales to the geographic regions based upon country of destination.
(2)	Organic sales and sales excluding effect of currency are non-GAAP measures. See Supplemental Information for information on these non-GAAP measures.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Sales
Architecture & Software	$625.7	$582.5	$1,802.6	$1,651.8
Control Products & Solutions	849.3	698.1	2,410.9	1,981.6

Total	$1,475.0	$1,280.6	$4,213.5	$3,633.4

Segment Operating Earnings
Architecture & Software	$154.7	$164.7	$443.1	$442.4
Control Products & Solutions	103.6	97.6	313.0	267.1
Purchase accounting depreciation and amortization	(6.3)	(3.8)	(19.1)	(9.5)
General corporate – net	(21.9)	(17.6)	(52.7)	(50.6)
Special charges	—	—	—	(43.5)
Interest expense	(16.6)	(13.8)	(52.1)	(48.5)
Income tax provision	(60.9)	(59.6)	(180.2)	(151.9)

Income from continuing operations	152.6	167.5	452.0	405.5
Discontinued operations	—	(3.3)	—	917.1

Net income	$152.6	$164.2	$452.0	$1,322.6

Diluted earnings per share:
Continuing operations	$1.03	$1.07	$3.03	$2.47
Discontinued operations	—	(0.02)	—	5.60

Net income	$1.03	$1.05	$3.03	$8.07

Diluted weighted average outstanding shares	148.1	156.5	149.3	163.9

See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

ROCKWELL AUTOMATION, INC.

2008 Third Quarter Compared to 2007 Third Quarter

(in millions, except per share amounts)	2008	2007	Change
Sales	$1,475.0	$1,280.6	$194.4
Income from continuing operations	152.6	167.5	(14.9)
Diluted earnings per share from continuing operations	1.03	1.07	(0.04)

Sales

Sales increased 15 percent compared to the third quarter of 2007. Organic sales increased 6 percent, as the effects of currency and acquisitions contributed 5 percent and 4 percent to the growth rate, respectively. Approximately 50 percent of our sales during the quarter were to non-U.S. customers. Above average growth in emerging markets was partially offset by sluggish growth in developed countries, particularly in the U.S. and Europe, due to difficult macro-economic conditions. Performance improved in the Asia-Pacific region with organic growth of 17 percent during the third quarter of 2008 compared to the third quarter of the prior year, with particular strength in China and India. We continued to see strong organic growth rates in Latin America of 19 percent, benefiting from strength in resource-based industries. Organic growth in Canada was 8 percent, primarily driven by a large project to a customer in the Alberta Oil Sands region. Organic sales in the U.S. and the EMEA region grew 4 percent and 2 percent, respectively, with weakening macro-economic conditions.

We continued to see above average growth in resource-based industries, particularly oil and gas, primarily due to higher commodity pricing, emerging market economic expansion and infrastructure spending. We also experienced revenue growth in our process initiative. Our sales growth in the consumer industries, including automotive and life sciences, has been less robust, due to customer project delays and reduced maintenance and repair order (MRO) spending.

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization was $6.3 million in the third quarter of 2008 compared to $3.8 million in the third quarter of 2007. The increase was due to amortization of intangibles acquired in recent acquisitions, particularly CEDES, Incuity, Pavilion and ICS Triplex.

General Corporate-Net

General corporate expenses were $21.9 million in the third quarter of 2008 compared to $17.6 million in the third quarter of 2007. The increase was primarily due to lower interest income during the quarter ended June 30, 2008 as compared to the same quarter in 2007.

ROCKWELL AUTOMATION, INC.

2008 Third Quarter Compared to 2007 Third Quarter — (Continued)

Interest Expense

Interest expense was $16.6 million in the third quarter of 2008 compared to $13.8 million in the third quarter of 2007. The increase was due to higher average outstanding debt balances, partially offset by lower interest rates than the prior year.

Income Taxes

The effective tax rate for the third quarter of 2008 was 28.5 percent compared to 26.2 percent in the third quarter of 2007. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent due to lower non-U.S. tax rates and the utilization of foreign tax credits. The tax rate in the third quarter of 2008 was higher than the third quarter of 2007 due to the resolution of various federal and state matters in the prior year.

Income from Continuing Operations

Income from continuing operations decreased 9 percent to $152.6 million in the third quarter of 2008 compared to the third quarter of 2007. This decrease was primarily due to increased investment spending to support technology and growth, lower interest income, higher interest expense, higher purchase accounting depreciation and amortization and a higher income tax rate.

Discontinued Operations

The $3.3 million expense reported in discontinued operations in the third quarter of 2007 relates to certain legal matters associated with the former RIC’s operation of the Rocky Flats facility for the DOE and a working capital adjustment associated with the sales price for the principal businesses of our former Power Systems operating segment. See also Note 13 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

Architecture & Software

(in millions, except percentages)	2008	2007	Change
Sales	$625.7	$582.5	$43.2
Segment operating earnings	154.7	164.7	(10.0)
Segment operating margin	24.7%	28.3%	(3.6) pts

Sales

Architecture & Software sales increased 7 percent in the third quarter of 2008 compared to the third quarter of 2007. Organic sales increased 1 percent, as the effects of currency and acquisitions contributed 5 percent and 1 percent, respectively, to the growth rate. Logix sales grew 10 percent in the third quarter of 2008 compared to the third quarter of 2007, with the highest rates of growth in the Latin America and Asia-Pacific regions. Logix growth was partially offset by a decline in our legacy processor product offerings.

Operating Margin

Operating margin decreased 3.6 points to 24.7 percent compared to the same period in the prior year. Margins were negatively impacted by the combination of increased investment spending to support technology and growth, low organic growth and the year over year impact of acquisitions.

ROCKWELL AUTOMATION, INC.

2008 Third Quarter Compared to 2007 Third Quarter – (Continued)

Control Products & Solutions

(in millions, except percentages)	2008	2007	Change
Sales	$849.3	$698.1	$151.2
Segment operating earnings	103.6	97.6	6.0
Segment operating margin	12.2%	14.0%	(1.8) pts

Sales

Control Products & Solutions sales increased 22 percent in the third quarter of 2008 compared to the third quarter of 2007. Organic sales increased 11 percent, while the effects of currency and acquisitions contributed 5 percent and 6 percent to the growth rate, respectively. Year over year results benefited from strength in our solutions businesses.

Operating Margin

Operating margin decreased 1.8 points year over year to 12.2 percent primarily due to mix between our product and solutions businesses, the impact of foreign currency and increased investment spending.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

(in millions, except per share amounts)	2008	2007	Change
Sales	$4,213.5	$3,633.4	$580.1
Income from continuing operations	452.0	405.5	46.5
Diluted earnings per share from continuing operations	3.03	2.47	0.56

Sales

Sales increased 16 percent compared to the first nine months of 2007. Organic sales increased 7 percent, with effects of currency and acquisitions adding 5 and 4 percentage points to the growth rate, respectively. Approximately 50 percent of our sales during the nine months ended June 30, 2008 were to non-U.S. customers. Above average growth in emerging markets was partially offset by lower growth in developed countries. We demonstrated improved performance in the Asia-Pacific region, with particular strength in China and India. Asia-Pacific organic sales grew 14 percent during the first nine months of 2008 compared to the first nine months of the prior year; the growth rate in Asia-Pacific has accelerated every quarter during 2008. We continued to see strong organic growth in Latin America of 19 percent, benefiting from strength in resource-based industries. The organic growth rates in the United States and Canada were 5 percent and 6 percent, respectively. EMEA exhibited an organic growth rate of 4 percent.

In the nine months ended June 30, 2008, we achieved above average growth in resource-based industries, primarily due to higher commodity pricing, emerging market economic expansion, infrastructure spending and continued demand for oil, gas and other resources in emerging markets. Our sales growth in the consumer industries, including automotive and life sciences, has been less robust. During the third quarter of 2008, we experienced customer project delays and reduced MRO spending from some of our customers in these industries, driven by economic conditions in the U.S. and Europe. Our sales growth in the food and beverage and home and personal care industries was below our average growth rate; however, these industries tend to provide for more consistent rates of growth over time. We experienced revenue growth in our key process and OEM growth initiatives.

ROCKWELL AUTOMATION, INC.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007 — (Continued)

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization increased $9.6 million from $9.5 million in the first nine months of 2007 to $19.1 million in the first nine months of 2008. The increase was due to the amortization of intangibles acquired through our recent acquisitions of CEDES, Incuity, Pavilion, ICS Triplex and ProsCon.

General Corporate - Net

General corporate expenses were $52.7 million in the first nine months of 2008 compared to $50.6 million in 2007. The increase was primarily due to lower interest and dividend income in 2008 compared to 2007, offset by a gain on the sale in 2008 of the remaining shares of Baldor Electric Company (Baldor) that we received from the divestiture of the principal businesses of our former Power Systems operating segment and environmental charges taken in the second quarter of 2007.

Special Charges

For the first nine months of 2007, special charges of $43.5 million included costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. Total cash expenditures in connection with these actions are expected to approximate $39.0 million. Non-cash special charges included write-downs of certain inventory, machinery and equipment totaling $4.5 million.

Interest Expense

Interest expense was $52.1 million in the first nine months of 2008 compared to $48.5 million in the first nine months of 2007. The increase was due to higher average outstanding borrowings, partially offset by lower interest rates than the prior year.

Income Taxes

The effective tax rate for the first nine months of 2008 was 28.5 percent compared to 27.3 percent in the first nine months of 2007. The effective tax rate in 2008 was lower than the statutory tax rate of 35 percent due to lower non-U.S. tax rates and the utilization of foreign tax credits. The tax rate in 2008 was higher than 2007 due to the non-recurring tax benefits associated with special charges and the resolution of various federal and state matters in the prior year.

Income from Continuing Operations

Income from continuing operations increased 11 percent to $452.0 million, compared to the first nine months of 2007. The increase was primarily due to the special charges taken in the second quarter of 2007, strong productivity performance, higher volume, the sale of the remaining Baldor shares and pricing, partially offset by increased investment spending to support growth and technology, increased purchase accounting depreciation and amortization, inflation and a higher effective income tax rate.

Discontinued Operations

Total amounts reported for discontinued operations primarily relate to the results of our former Power Systems operating segment and the gain on sale of the principal businesses of that operating segment. Net income on operating activities of Power Systems was $42.3 million in the first nine months of 2007. We reported an after-tax gain on the sale of Power Systems of $866.5 million ($5.29 per share) for the nine months ended June 30, 2007.

We also reported after-tax income of $8.3 million during the first nine months of 2007 related to other discontinued operations activities. See also Note 13 and Note 14 in the Condensed Consolidated Financial Statements for additional information on discontinued operations.

ROCKWELL AUTOMATION, INC.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007 — (Continued)

Architecture & Software

(in millions, except percentages)	2008	2007	Change
Sales	$1,802.6	$1,651.8	$150.8
Segment operating earnings	443.1	442.4	0.7
Segment operating margin	24.6%	26.8%	(2.2) pts

Sales

Architecture & Software sales increased 9 percent in the first nine months of 2008 compared to the first nine months of 2007. Organic sales increased 2 percent, with the effects of currency and acquisitions contributing 6 percent and 1 percent, respectively, to the growth rate. Logix sales grew 11 percent in the first nine months of 2008 compared to the first nine months of 2007, partially offset by a decline in our legacy processor product offerings.

Operating Margin

Architecture & Software segment operating margin decreased 2.2 points to 24.6 percent compared to the same period in the prior year, and was negatively impacted by increased investment spending to support technology and growth, year over year impact of acquisitions, the impact of foreign currency and inflation, partially offset by volume leverage and productivity.

Control Products & Solutions

(in millions, except percentages)	2008	2007	Change
Sales	$2,410.9	$1,981.6	$429.3
Segment operating earnings	313.0	267.1	45.9
Segment operating margin	13.0%	13.5%	(0.5) pts

Sales

Control Products & Solutions sales increased 22 percent in the first nine months of 2008 compared to the first nine months of 2007. Organic sales increased 10 percent, while the effects of currency and acquisitions each added 6 percentage points to the growth rate. Year over year results benefited from the execution of our growth initiatives and strong results from our solutions businesses, especially in resource-based end markets related to high commodity prices and infrastructure spending.

Operating Margin

Control Products & Solutions segment operating margin declined by 0.5 points to 13.0 percent. The decrease was primarily due to the mix between our product and solutions businesses, the impact of foreign currency, increased investment spending and the negative impact of acquisitions, partially offset by strong productivity performance, volume leverage and price.

ROCKWELL AUTOMATION, INC.

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2008	2007
Cash provided by (used for):
Operating activities	$352.3	$264.2
Investing activities	(174.9)	1,614.7
Financing activities	(36.4)	(1,501.8)
Effect of exchange rate changes on cash	46.8	18.3

Cash provided by continuing operations	$187.8	$395.4

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$352.3	$264.2
Capital expenditures of continuing operations	(102.8)	(82.1)
Tax payments related to gain on divestiture of Power Systems	7.7	142.2
Excess income tax benefit from the exercise of stock options	3.9	21.4

Free cash flow	$261.1	$345.7

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

Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. federal and state income taxes paid as a result of the gain on sale of the principal businesses of our former Power Systems operating segment have been classified within continuing operations consistent with the cash proceeds. These taxes paid in the nine months ended June 30, 2008 and 2007 have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.

Free cash flow was a source of $261.1 million for the nine months ended June 30, 2008 compared to a source of $345.7 million for the nine months ended June 30, 2007. This decrease in free cash flow was due to increased working capital needs and higher capital expenditures, partially offset by higher net income.

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at June 30, 2008 were at $334.0 million, with a weighted average interest rate of 2.3 percent. At September 30, 2007, commercial paper borrowings outstanding were $173.0 million, with a weighted average interest rate of 5.1 percent.

In January 2007, we received $1.75 billion of cash proceeds from the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We used a portion of the cash proceeds to repay commercial paper borrowings of $675.1 million outstanding at January 31, 2007, which we incurred upon the repurchase of shares of our common stock to offset the dilutive effect of the divestiture, and to pay taxes on the gain on sale. We invested the remaining cash proceeds on hand at June 30, 2007 in cash equivalents, including commercial paper.

ROCKWELL AUTOMATION, INC.

Financial Condition—(Continued)

We repurchased approximately 4.3 million shares of our common stock in the first nine months of 2008. The total cost of these shares was $251.7 million, of which 740,000 shares did not settle until July 2008. This is compared to purchases of approximately 20.1 million shares at a cost of $1,248.3 million in the first nine months of 2007, of which 75,000 shares did not settle until July 2007. We anticipate continuing to repurchase stock in 2008, the amount of which will depend ultimately on business conditions, stock price, free cash flow generation and other cash requirements. At June 30, 2008, we had approximately $774.6 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 39.5 percent at June 30, 2008 and 34.7 percent at September 30, 2007.

In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at June 30, 2008 or September 30, 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at June 30, 2008 and September 30, 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $196.2 million at June 30, 2008 were available to foreign subsidiaries.

The following is a summary of our credit ratings as of June 30, 2008:

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

Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at June 30, 2008, there has been no material change to this information, except as follows: In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes. Interest payable under the new debt will be $14.7 million in 2008, $29.8 million in 2009, $29.8 million in 2010, $29.8 million in 2011, $29.8 million in 2012 and $475.9 million thereafter. The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which became effective for us on October 1, 2007. The total gross liability for unrecognized tax benefits recorded on adoption of FIN 48 was $135.3 million. We are unable to make a reasonably reliable estimate when these liabilities for unrecognized tax benefits will be settled or paid.

ROCKWELL AUTOMATION, INC.

Environmental

Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at June 30, 2008, there has been no material change to this information.

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

The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$731.7	$(1.5)	$730.2	$(13.3)	$716.9	$691.5
Canada	104.5	(8.7)	95.8	(1.0)	94.8	87.9
Europe, Middle East and Africa	338.4	(40.1)	298.3	(28.1)	270.2	264.7
Asia-Pacific	189.5	(8.0)	181.5	(4.4)	177.1	151.3
Latin America	110.9	(9.9)	101.0	—	101.0	85.2

Total Company Sales	$1,475.0	$(68.2)	$1,406.8	$(46.8)	$1,360.0	$1,280.6

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information—(Continued)

	Nine Months Ended June 30, 2008					Nine Months Ended June 30, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,120.1	$(7.6)	$2,112.5	$(38.9)	$2,073.6	$1,977.1
Canada	296.6	(35.0)	261.6	(2.9)	258.7	244.7
Europe, Middle East and Africa	980.8	(106.3)	874.5	(84.8)	789.7	762.0
Asia-Pacific	518.4	(30.5)	487.9	(9.4)	478.5	420.7
Latin America	297.6	(24.3)	273.3	—	273.3	228.9

Total Company Sales	$4,213.5	$(203.7)	$4,009.8	$(136.0)	$3,873.8	$3,633.4

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$625.7	$(30.3)	$595.4	$(8.8)	$586.6	$582.5
Control Products & Solutions	849.3	(37.9)	811.4	(38.0)	773.4	698.1

Total Company Sales	$1,475.0	$(68.2)	$1,406.8	$(46.8)	$1,360.0	$1,280.6

	Nine Months Ended June 30, 2008					Nine Months Ended June 30, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,802.6	$(91.0)	$1,711.6	$(20.1)	$1,691.5	$1,651.8
Control Products & Solutions	2,410.9	(112.7)	2,298.2	(115.9)	2,182.3	1,981.6

Total Company Sales	$4,213.5	$(203.7)	$4,009.8	$(136.0)	$3,873.8	$3,633.4

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at June 30, 2008, there has been no material change to this information, except as follows:

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

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at June 30, 2008, there has been no material change to this information.

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

Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. During the third quarter of 2008, we deployed new business processes and functionality of the system to an additional location in Mexico. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of the implementation of the new processes and functionality. Additional deployments will occur at most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2008-2012.

There have not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is contained in Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, as updated by the information contained in Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Such information is updated in its entirety as follows:

Rocky Flats Plant. The former RIC operated the Rocky Flats Plant (the Plant), Golden, Colorado, from 1975 through December 1989 for the Department of Energy (DOE). Incident to Boeing’s acquisition of RIC in 1996, we agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the Plant to the extent such liability is not assumed or indemnified by the U.S. government.

On January 30, 1990, a class action was filed in the United States District Court for the District of Colorado against RIC and another former operator of the Plant. The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including RIC, in the action and has either reimbursed or paid directly the costs of RIC’s defense. On February 14, 2006, a jury empanelled to try certain of the class action plaintiffs’ property damage claims found the contractor defendants liable for trespass and nuisance, and awarded $176 million in compensatory damages and $200 million in punitive damages against the two defendants. The jury also found RIC to be 10% responsible for the trespass and 70% responsible for the nuisance. On June 2, 2008, the district court entered judgment against RIC in the amount of $598 million, including prejudgment interest. RIC has appealed the judgment, at the direction of the DOE. Execution of the judgment is currently stayed. By letter dated June 5, 2008, the DOE confirmed its obligation to indemnify RIC for any judgment or settlement arising out of this action and attorney’s fees and other costs associated with this action. The DOE’s letter acknowledges that the ultimate financial responsibility for this action lies with the U.S. government. Accordingly, we do not believe that the action will have a material adverse effect on our financial condition.

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant. On April 1, 1999 a jury awarded the plaintiffs approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. We have paid this judgment to the U.S. government. One claim remains pending in the Stone action. We intend to move to dismiss that claim for lack of subject matter jurisdiction. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action. However, as described below, the Civilian Board of Contract Appeals has denied RIC’s claim seeking reimbursement of certain of those costs.

On May 4, 2005, RIC filed a claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Civilian Board of Contract Appeals (Board). On July 9, 2007, the Board ruled that the DOE is entitled to be repaid the previously reimbursed Stone defense costs and that RIC cannot recover its unreimbursed costs, to the extent that those costs were incurred defending the three false claims for which RIC was found liable. Further proceedings before the Board will determine whether RIC may recover or must repay to the DOE costs incurred in defending the false claims and common law claims for which RIC was found not liable. If the Board rules that RIC must reimburse the DOE, the amount will be determined in further proceedings.

ROCKWELL AUTOMATION, INC.

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

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide will receive and administer the Kemper buyout funds and has entered into a cost share agreement to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buyout funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

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

We voluntarily disclosed these actions to the U.S. Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) beginning in September 2006. We are implementing thorough remedial measures, and are cooperating on these issues with the DOJ and SEC. We have agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues.

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

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. We believe that at June 30, 2008 there has been no material change to this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(2)
April 1-30, 2008	—	$—	—	$832,059,023
May 1-31, 2008	145,500	55.37	145,500	824,003,195
June 1-30, 2008	1,055,600	46.75	1,055,600	774,649,766

Total	1,201,100	47.80	1,201,100

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits

(a) Exhibits:

Exhibit 10.1*	-	Form of Stock Option Agreement under the Company’s 2008 Long- Term Incentives Plan.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2008.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management	contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date:	July 29, 2008	By	/S/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 29, 2008	By	/S/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

ROCKWELL AUTOMATION, INC.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.1	Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan.

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2008.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.