Form 10-K
period 2008-09-30
ROCKWELL AUTOMATION INC
filed 2008-11-21
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008. Commission file number 1-12383

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑      Accelerated Filer ☐      Non-accelerated Filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2008 was approximately $8.4 billion.

141,500,213 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 4, 2009 is incorporated by reference into Part III hereof.

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

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials;

•	successful execution of our cost productivity, restructuring and globalization initiatives;

•	our ability to execute strategic actions, including acquisitions and integration of acquired businesses; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.

Item 1.    Business

General

Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Our products and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce manufacturing business risk.

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

Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 4, 2009 (the 2009 Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.

Operating Segments

We have two operating segments: Architecture & Software and Control Products & Solutions. In 2008, our total sales were $5.7 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2008, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.

Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments have operations in North America, Europe, Middle East and Africa, Asia Pacific and Latin America.

Architecture & Software

Our Architecture & Software operating segment recorded sales of $2.4 billion (42 percent of our total sales) in 2008. The Architecture & Software segment contains all of the elements of our integrated control and information architecture capable of controlling the customer’s plant floor and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products, including:

•

Control platforms that perform multiple control disciplines and monitoring of applications, including discrete, batch, continuous process, drives control, motion control and machine safety control. Our platform products include programmable logic controllers, electronic operator interface devices, electronic input/output devices, communication and networking products, industrial computers and condition based monitoring systems. The information-enabled Logix controllers provide integrated multi-discipline control that is modular and scaleable.

•

Software products that include configuration and visualization software used to operate and supervise control platforms, advanced process control software and manufacturing execution software (MES) that addresses information needs between the factory floor and a customer’s enterprise business system. Examples of MES applications are production scheduling, asset management, tracking, genealogy and manufacturing business intelligence.

•	Other Architecture & Software products, including rotary and linear motion control products, sensors and machine safety components.

The major competitors of our Architecture & Software operating segment include Siemens AG, Mitsubishi Corp., ABB Ltd, Honeywell International Inc., Schneider Electric SA and Emerson Electric Co.

Architecture & Software’s products are marketed primarily under the Allen-Bradley®, Rockwell Software® and FactoryTalk® brand names. Major markets served include food and beverage, automotive, oil and gas, metals and mining, and home, health and beauty.

Control Products & Solutions

Our Control Products & Solutions operating segment recorded 2008 sales of $3.3 billion (58 percent of our total sales). The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products with the customer support and application knowledge necessary to implement an automation or information solution on the plant floor. This comprehensive portfolio includes:

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

The major competitors of our Control Products & Solutions operating segment include Siemens AG, ABB Ltd, Schneider Electric SA, Honeywell International Inc. and Emerson Electric Co.

Control Products & Solutions products are marketed primarily under the Allen Bradley® and ICS Triplex™ brand names. Major markets served include food and beverage, oil and gas, metals and mining, automotive, and pulp and paper.

Geographic Information

In 2008, sales to customers in the United States accounted for 50 percent of our total sales. Our principal markets outside of the United States are in Canada, the United Kingdom, Italy, China, Brazil and Germany. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 18 in the Financial Statements.

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

Distribution

In the United States and Canada, we sell our products primarily through independent distributors that typically do not carry products that compete with Allen-Bradley® products. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in 2008, 2007 and 2006 were between 9 and 10 percent of our total sales.

Research and Development

Our research and development spending for the years ended September 30, 2008, 2007 and 2006 was $191.3 million, $166.9 million, and $148.5 million, respectively. Customer-sponsored research and development was not significant in 2008, 2007 or 2006.

Employees

At September 30, 2008 we had approximately 21,000 employees. Approximately 9,800 were employed in the United States, and, of these employees, about three percent were represented by various local or national unions.

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

Backlog

Our total order backlog at September 30 was (in millions):

	2008	2007
Architecture & Software	$161.2	$119.0
Control Products & Solutions	872.6	796.7

	$1,033.8	$915.7

Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2009 were approximately $97.2 million as of September 30, 2008.

Environmental Protection Requirements

Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Financial Statements. See also Item 3. Legal Proceedings.

Patents, Licenses and Trademarks

We own or license numerous patents and patent applications related to our products and operations. Various claims of patent infringement and requests for patent indemnification have been made to us. We believe that none of these claims or requests will have a material adverse effect on our financial condition. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. See Item 1A. Risk Factors for a discussion of risks associated with our intellectual property.

The Company’s name and its registered trademark “Rockwell Automation®” is important to each of our business segments. In addition, we own other important trademarks that we use, such as “Allen-Bradley®,” “A-B®” and “ICS TriplexTM” for our control products and systems for industrial automation, and “Rockwell Software®” and “FactoryTalk®” for our software products.

Seasonality

Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.

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

The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K and were included as Exhibits to each of our Quarterly Reports on Form 10-Q filed during 2008. Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 6, 2008 pursuant to Section 303A.12 of the NYSE’s listing standards, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

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

Approximately 50 percent of our revenues in 2008 were outside of the U.S. Future growth rates and success of our business depend in large part on continued growth in our non-U.S. sales. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. While these factors and their impacts are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.

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

Adverse changes in global or regional economic, business or industry conditions and volatility and disruption of the capital and credit markets may result in a decrease in our revenues and profitability.

Demand for our products is sensitive to changes in levels of global or regional industrial production and the financial performance of major industries that we serve, including, without limitation, food and beverage, home and personal care, life sciences, oil and gas, mining, aggregates, cement, metals, water/wastewater, forest products and transportation. As economic activity slows or credit markets tighten, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products and negatively affect our business.

We intend to fund our future uses of cash, which may include repayments of short-term loans, repurchases of common stock, dividends to shareowners, capital expenditures, acquisitions of businesses and additional contributions to our pension plans, with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or issuance of other securities. Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, our cost of borrowings may increase and our operating results may be adversely affected.

A global recession and continued worldwide credit constraints could adversely affect us.

Recent global economic events, including concerns over the tightening of credit markets and failures or material business deterioration of financial institutions and other entities, have resulted in a heightened concern regarding a potential global recession. If these conditions continue or worsen, we could experience potential declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by our customers, prospective customers and suppliers.

Information technology infrastructure failures could significantly affect our business.

We depend heavily on our information technology (IT) infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

We are implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes, organization structures and a common information system over a period of several years. Significant roll-outs of the system occurred at several of our U.S. locations and certain locations in Mexico in 2007 and 2008, and are scheduled to continue at additional locations in 2009 and beyond. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.

There are inherent risks in our growing solutions businesses.

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

We face strong competition in all of our market segments in several significant respects, including product performance, quality, developing integrated systems and applications that address the business challenges faced by our customers, pricing and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or provide high quality products and services, we may experience price erosion and lower revenues and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

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

We rely on third party suppliers for the purchase of raw materials, including commodities, which creates certain risks and uncertainties that may adversely affect our business.

Our manufacturing processes require that we buy a high volume of equipment, components and raw materials, including commodities such as copper, aluminum and steel, from third party suppliers. Our reliance on these suppliers involves certain risks, including:

•	poor quality can adversely affect the reliability and reputation of our products;

•	the cost of these purchases may change due to inflation, exchange rates, commodity market volatility or other factors;

•	we may not be able recover any increase in costs for these purchases through price increases to our customers; and

•	a shortage of components, commodities or other materials could adversely affect our manufacturing efficiencies and delivery capabilities, which could reduce sales and profitability.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

At September 30, 2008, we operated 59 plants. Manufacturing space occupied approximately 5.0 million square feet, of which 54 percent was in North America. Our Architecture & Software segment occupied approximately 0.8 million square feet, our Control Products & Solutions segment occupied approximately 3.0 million square feet and the remaining approximately 1.2 million square feet of manufacturing space was shared by our operating segments. We also had 282 sales and administrative offices and a total of 30 warehouses, service centers and other facilities. The aggregate floor space of our facilities was approximately 10.9 million square feet. Of this floor space, we owned approximately 22 percent and leased approximately 78 percent. At September 30, 2008, approximately 205,000 square feet of floor space was not in use, mostly in owned facilities.

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

On January 30, 1990, a class action was filed in the United States District Court for the District of Colorado against RIC and another former operator of the Plant. The action alleges the improper production, handling and disposal of radioactive and other hazardous substances, constituting, among other things, violations of various environmental, health and safety laws and regulations, and misrepresentation and concealment of the facts relating thereto. On October 8, 1993, the court certified separate medical monitoring and property value classes. Effective August 1, 1996, the DOE assumed control of the defense of the contractor defendants, including RIC, in the action and has either reimbursed or paid directly the costs of RIC’s defense. On February 14, 2006, a jury empanelled to try certain of the class action plaintiffs’ property damage claims found the contractor defendants liable for trespass and nuisance, and awarded $176 million in compensatory damages and $200 million in punitive damages against the two defendants. The jury also found RIC to be 10% responsible for the trespass and 70% responsible for the nuisance. On June 2, 2008, the district court entered judgment against RIC in the amount of $598 million, including prejudgment interest. RIC has appealed the judgment, at the direction of the DOE. Execution of the judgment is currently stayed. By letter dated June 5, 2008, the DOE confirmed its obligation to indemnify RIC for any judgment or settlement arising out of this action and attorney’s fees and other costs associated with this action, and acknowledged that the ultimate financial responsibility for this action lies with the U.S. government. Accordingly, we do not believe that the action will have a material adverse effect on our financial condition.

On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant. On April 1, 1999 a jury awarded approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. We have paid this judgment to the U.S. government. One claim remains pending in the Stone action. We intend to move to dismiss that claim for lack of subject matter jurisdiction. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs and any liability associated with this action. However, as described below, the Civilian Board of Contract Appeals has denied RIC’s claim seeking reimbursement of certain of those costs.

On May 4, 2005, RIC filed a claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Civilian Board of Contract Appeals (Board). On July 9, 2007, the Board ruled that the DOE is entitled to be repaid the previously reimbursed Stone defense costs and that RIC cannot recover its unreimbursed costs, to the extent that those costs were incurred defending the three false claims for which RIC was found liable. The Board is currently considering RIC’s motion to determine whether RIC may recover or must repay to the DOE costs incurred in defending the false claims and common law claims for which RIC was not found liable. If the Board rules that RIC must reimburse the DOE, the portion of the amount demanded by the DOE ($4 million plus interest) will be determined in further proceedings.

McGregor, Texas NWIRP Facility Environmental Claim.    RIC operated the Naval Weapons Industrial Reserve Plant (NWIRP) in McGregor, Texas from 1958 through 1978 for the United States Navy. Incident to Boeing’s acquisition of RIC in 1996, we agreed to indemnify RIC and Boeing for any liability arising out of RIC’s activities at the NWIRP to the extent such liability is not assumed or indemnified by the U.S. government.

On December 3, 2007, the United States Department of Justice (DOJ) notified RIC that the United States Navy was seeking to recover environmental cleanup costs incurred at the NWIRP. The DOJ now asserts that it has incurred more than $50 million (excluding interest, attorneys fees and other indirect costs) in environmental cleanup costs at the NWIRP, and it believes that it may have a potential cause of action against RIC and other former contractors at the NWIRP for recovery of those costs. Along with the initial notification, the DOJ also proposed a tolling agreement so that the parties could discuss settlement. RIC and several other former contractors have entered into the tolling agreement with the DOJ. To date, no lawsuit has been filed and only one settlement discussion has taken place. Moreover, we believe that RIC has several meritorious defenses to the DOJ’s claim. At this time, RIC has indicated that it cannot estimate its potential exposure in this matter, if any, but it intends to continue discussion with the DOJ.

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

We voluntarily disclosed these actions to the DOJ and the SEC beginning in September 2006. We have implemented thorough remedial measures, and are cooperating on these issues with the DOJ and SEC. We have agreed to update the DOJ and SEC periodically regarding any further developments as the investigation continues.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Item 4A.    Executive Officers of the Company

The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 5, 2008 are:

Name, Office and Position, and Principal Occupations and Employment	Age
Keith D. Nosbusch — Chairman of the Board since February 2005 and President and Chief Executive Officer since February 2004; Senior Vice President and President, Rockwell Automation Control Systems prior thereto	57

Sujeet Chand — Senior Vice President and Chief Technology Officer since September 2005; Vice President and Chief Technical Officer prior thereto	50

John D. Cohn — Senior Vice President, Strategic Development and Communications	54

Kent G. Coppins — Vice President and General Tax Counsel	55

Theodore D. Crandall — Senior Vice President and Chief Financial Officer since October 2007; Interim Chief Financial Officer from April 2007 to October 2007; Senior Vice President since February 2004; Senior Vice President, Control Products & Solutions (formerly Components and Packaged Applications Group) prior thereto	53

David M. Dorgan — Vice President and Controller	44

Steven A. Eisenbrown — Senior Vice President since February 2004; Senior Vice President, Architecture & Software (formerly Automation Control and Information Group) prior thereto	55

Steven W. Etzel — Vice President and Treasurer since November 2007; Assistant Treasurer from November 2006 to November 2007; Director, Finance from January 2006 to November 2006; Vice President, Risk Management and Financial Planning prior thereto	48

Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary since May 2004; Litigation partner and Co-Chair of the Securities Litigation, Enforcement and Regulation Practice Group at Foley & Lardner LLP (law firm) prior thereto	47

John P. McDermott — Senior Vice President since February 2004; Senior Vice President, Global Sales and Marketing (formerly Global Sales and Solutions) prior thereto	50

John M. Miller — Vice President and Chief Intellectual Property Counsel since October 2004; Associate Intellectual Property Counsel prior thereto	41

Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development	52

Robert A. Ruff — Senior Vice President since February 2004; Senior Vice President, Americas Sales prior thereto	60

Susan J. Schmitt — Senior Vice President, Human Resources since July 2007; Director, Human Resources United Kingdom and European Functions, Kellogg Company (producer of cereal and convenience foods) from August 2006 to July 2007; Vice President, Human Resources, U.S. Morning Foods division of Kellogg Company prior thereto	45

A. Lawrence Stuever — Vice President and General Auditor	56

Martin Thomas — Senior Vice President, Operations and Engineering Services since February 2007; Vice President, Operations and Engineering Services from November 2005 to February 2007; President, General Electric’s Trailer Fleet Services and Modular Space businesses (leasing for modular space and tractor trailers) prior thereto	50

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

Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2008 there were 28,484 shareowners of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2008 and 2007:

	2008		2007
Fiscal Quarters	High	Low	High	Low
First	$73.86	$64.85	$66.02	$57.26
Second	69.72	50.00	65.31	56.73
Third	61.49	42.75	70.71	57.30
Fourth	49.92	32.83	75.60	64.28

We declare and pay dividends at the sole discretion of our Board of Directors. During each of 2008 and 2007, we declared and paid aggregate cash dividends of $1.16 ($0.29 per quarter) per common share.

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(2)
July 1 — 31, 2008	1,401,760	$42.80	1,401,760	$714,649,848
August 1 — 31, 2008	195,800	47.18	195,800	705,411,815
September 1 — 30, 2008	855,700	39.99	855,700	671,188,181

Total	2,453,260	42.17	2,453,260

(1)	Average price paid per share includes brokerage commissions.

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

	Year Ended September 30,
	2008(a)	2007(b)	2006(c)	2005	2004
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$5,697.8	$5,003.9	$4,556.4	$4,111.5	$3,644.0
Interest expense	68.2	63.4	56.6	45.8	41.7
Income from continuing operations before accounting change	577.6	569.3	529.3	447.7	316.1
Earnings per share from continuing operations before accounting change:
Basic	3.94	3.59	3.00	2.45	1.71
Diluted	3.90	3.53	2.94	2.39	1.65
Cumulative effect of accounting change per diluted share (d)	—	—	(0.10)	—	—
Cash dividends per share	1.16	1.16	0.90	0.78	0.66
Consolidated Balance Sheet Data: (at end of period)
Total assets	$4,593.6	$4,545.8	$4,735.4	$4,525.1	$4,213.3
Short-term debt and current portion of long-term debt	100.1	521.4	219.0	0.1	0.2
Long-term debt	904.4	405.7	748.2	748.2	757.7
Shareowners’ equity	1,688.8	1,742.8	1,918.2	1,649.1	1,861.0
Other Data:
Capital expenditures	$151.0	$131.0	$122.3	$102.7	$70.8
Depreciation	101.3	93.5	96.2	109.0	113.2
Other intangible asset amortization	35.2	24.4	21.2	18.4	24.8

(a)

Includes net costs of $46.7 million ($30.4 million after tax, or $0.21 per diluted share) primarily related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. See Note 14 in the Financial Statements for more information.

(b)

Includes costs of $43.5 million ($27.7 million after tax, or $0.17 per diluted share) related to various restructuring activities designed to execute on our cost productivity initiatives and to advance our globalization strategy. See Note 14 in the Financial Statements for more information.

(c)	Includes a gain on sale of our 50 percent interest in Rockwell Scientific Company LLC (RSC) of $19.9 million ($12.0 million after tax, or $0.07 per diluted share).

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

Overview

We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:

•	investments in manufacturing capacity, including upgrades, modifications, and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	our customers’ needs for greater productivity, sustainable production (cleaner, safer and more energy efficient), cost reduction, quality assurance and improvement and overall global competitiveness;

•

industry factors that include our customers’ new product introductions, trends in the actual and forecasted demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.

Long-term Strategy

Our long-term growth and performance strategy is characterized by the careful balance of sustained organic growth and profitability. This strategy seeks to:

•

deploy human and financial resources in order to strengthen our technology leadership and allow us to capture a larger share of our customers’ spending and continue to transform our business model into one that is based less on tangible assets and more on intellectual capital;

•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of targeted industries;

•	expand our served market by increasing our ability to meet our customers’ needs in the areas of process control, safety control and information software;

•

look for potential acquisitions that serve as catalysts to organic growth and add complementary technology, expand our served market, increase our domain expertise and/or continue our geographic diversification; and

•	foster a robust productivity culture.

As we execute our long-term growth and performance strategy, we expect to provide value for our shareowners through revenue and earnings growth, free cash flow generation and superior returns.

Technological Advancement and Domain Expertise

We seek a technology leadership position in all facets of plant-wide control. We believe our core technologies are the foundation for long-term sustainable growth at a multiple of global Gross Domestic Product (GDP) growth.

Our customers face increasingly complex and volatile customer demand patterns, which are driving the need for flexible manufacturing. Our investments in new technology and domain expertise have expanded our served market beyond discrete control into process, safety and information. Our value proposition is to help our customers gain the benefits of faster time to market, lower total cost of ownership, better asset utilization and reduced business risks.

We believe that process automation is the largest growth opportunity for our company. Our Logix architecture enables us to compete effectively with traditional Distributed Control Systems (DCS) control solutions for many process applications.

We have one of the most comprehensive safety offerings in the industry and we see significant potential in the growing safety market. We successfully integrated safety into the Logix platform with our launch of GuardLogix® safety controllers. Our safety products are designed to bring a dual benefit to our customers: a safe environment for their employees and productivity in their operations.

Through internal investment and acquisitions, we have expanded our capability in the area of plant-wide information. This opportunity involves software and solutions that link the plant floor to the enterprise business systems.

We augment our product portfolio with solutions and service offerings to achieve greater customer intimacy. The combination of our leading technologies, such as integrated architecture, with the industry-specific domain expertise of our people, enables us to deliver effective solutions to our customers’ manufacturing challenges.

Global Expansion and Enhanced Market Access

As the manufacturing world continues to globalize, we must be capable of meeting our customers’ needs in emerging markets. We continue to add delivery resources and expand our sales force in emerging markets. We currently have greater than 50 percent of our employees outside the U.S., and achieved our goal of about 50 percent of our revenues outside of the U.S. during 2008.

As we enter markets with considerable growth potential and expand our global footprint, we will seek to continue to broaden the portfolio of products, services and solutions that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing and customer facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America and eastern Europe have the potential to grow at rates in excess of global GDP, due to higher levels of infrastructure investment and the growing role of consumer spending in these markets. We believe that increased demand for consumer products in these markets will drive manufacturing investment and provide us with additional growth opportunities in the future.

Original Equipment Manufacturers (OEMs) represent another growth opportunity for us. The OEM market is large and we have an opportunity to increase market share with OEMs, particularly outside of North America. To remain competitive, OEMs need to continually improve their costs and machine performance and reduce their time to market. Our modular and scaleable Logix offering combined with motion and safety can assist OEMs in addressing these business needs.

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

We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, water/wastewater and forest products. Higher commodity prices and higher global demand for basic materials encourage companies in these industries to invest in capacity and productivity.

In transportation, factors such as capacity utilization, geographic expansion, investment in new model introductions and more flexible manufacturing technologies are drivers of demand for our products, services and solutions.

Demand for our products, services and solutions across all industries benefit from outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services in order to improve the flexibility of their cost base. Our manufacturing application knowledge enables us to serve these customers globally. The sustainability needs of our customers include energy efficiency and environmental and safety compliance. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls and energy efficient solutions and services. In addition, environmental and safety regulations may cause customers to make investments to ensure compliance and implement acceptable business practices.

Productivity

Productivity and continuous improvements are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. We are in the process of developing and implementing common global process standards and an enterprise-wide information system. These are designed to result in improved profitability that can be used to fund investment in growth and technology and to offset inflation and dilution from acquisitions. Our ongoing productivity initiatives target both cost and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to effectively execute our productivity programs.

Acquisitions

During 2008 we acquired CEDES Safety & Automation AG (CEDES), Incuity Software, Inc. (Incuity) and Pavilion Technologies, Inc. (Pavilion) We believe the acquired companies will help us expand our market share and deliver value to our customers.

With our acquisition of CEDES, we have expanded our comprehensive machine safety component portfolio for our customers worldwide. CEDES is a supplier of safety and measuring light curtains, a leading product offering in the machine safety market.

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

U. S. Industrial Economic Trends

In 2008, sales to U.S. customers accounted for 50 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•

Industrial Equipment Spending, which is an economic statistic compiled by the Bureau of Economic Analysis (BEA). This statistic provides insight into spending trends in the broad U.S. industrial economy. This measure over the longer term has proven to demonstrate a reasonable correlation with our domestic growth.

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

•

The Industrial Production Index (Total Index), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2002.

The table below depicts the trends in these indicators from fiscal 2006 to 2008. U.S. Industrial Equipment Spending declined slightly in 2008, yet remained at higher levels than 2006 and the first half of 2007. Capacity Utilization has moderated after reaching a peak in 2007. The PMI has remained below or near 50 during fiscal 2008, but declined significantly in September 2008, indicating expected weakness in the U.S. manufacturing sector. The Industrial Production Index has gradually increased from 2006 through March of 2008, followed by a decline in the last two quarters. We expect 2009 to be a challenging year based on the recent deterioration of these indices.

	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)	PMI	Industrial Production Index
Fiscal 2008
Quarter ended:
September 2008	$181.4	78.2	43.5	109.7
June 2008	183.2	79.7	50.2	111.4
March 2008	182.0	80.7	48.6	112.3
December 2007	179.9	81.0	48.4	112.2
Fiscal 2007
Quarter ended:
September 2007	185.2	81.3	50.5	112.1
June 2007	185.1	81.0	53.4	111.1
March 2007	172.1	80.7	50.7	110.2
December 2006	173.4	80.7	51.5	109.8
Fiscal 2006
Quarter ended:
September 2006	172.6	81.2	51.9	110.1
June 2006	174.2	81.0	52.7	109.5
March 2006	164.7	80.8	54.3	108.9
December 2005	165.8	80.4	54.4	108.0

Note:    Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends

In 2008, sales to non-U.S. customers accounted for 50 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Recent strength in demand has, in part, been driven by investments in infrastructure in developing economies, investments in basic materials production capacity in response to higher end-product pricing and expanding consumer markets.

We use GDP growth rates as one indication of the growth opportunities in each region where we do business. In the first half of fiscal 2008, GDP growth rates remained fairly robust in all regions, especially in China, India, Russia and Brazil, but have slowed recently. Consensus forecasts project lower GDP growth in all regions next year.

Revenue by Geographic Region

The table below presents our actual sales for the year ended September 30, 2008 by geographic region and the change in sales from the year ended September 30, 2007 (in millions, except percentages):

	Year Ended September 30, 2008(1)	Change vs. Year Ended September 30, 2007	Change in Organic Sales vs. Year Ended September 30, 2007(2)
United States	$2,850.8	6%	4%
Canada	396.4	16%	5%
Europe, Middle East and Africa	1,319.0	25%	5%
Asia-Pacific	717.2	22%	15%
Latin America	414.4	25%	14%

Total sales	$5,697.8	14%	6%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

Summary of Results of Operations

	Year Ended September 30,
	2008	2007	2006
	(in millions)
Sales
Architecture & Software	$2,419.7	$2,221.3	$2,059.2
Control Products & Solutions	3,278.1	2,782.6	2,497.2

Total	$5,697.8	$5,003.9	$4,556.4

Segment operating earnings(a)
Architecture & Software	$584.7	$587.7	$533.9
Control Products & Solutions	440.5	397.0	339.9
Purchase accounting depreciation and amortization	(24.2)	(16.4)	(10.6)
General corporate-net	(77.2)	(72.8)	(90.7)
Interest expense	(68.2)	(63.4)	(56.6)
Special charges(b)	(46.7)	(43.5)	—
Gain on sale of investment(c)	—	—	19.9

Income from continuing operations before income taxes and cumulative effect of accounting change	808.9	788.6	735.8
Provision for income taxes	(231.3)	(219.3)	(206.5)

Income from continuing operations before cumulative effect of accounting change	577.6	569.3	529.3
Income from discontinued operations(d)	—	918.5	95.4
Cumulative effect of accounting change(e)	—	—	(17.7)

Net income	$577.6	$1,487.8	$607.0

Diluted earnings per share:
Continuing operations	$3.90	$3.53	$2.94
Discontinued operations	—	5.70	0.53
Cumulative effect of accounting change	—	—	(0.10)

Net income	$3.90	$9.23	$3.37

Diluted weighted average outstanding shares	148.2	161.2	179.9

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)

Amount in 2008 represents net costs ($30.4 million after tax, or $0.21 per diluted share) related primarily to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. Amount in 2007 represents costs ($27.7 million after tax, or $0.17 per diluted share) related to various restructuring activities designed to execute on our cost productivity initiatives and to advance our globalization strategy. See Note 14 in the Financial Statements for more information.

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

2008 Compared to 2007

(in millions, except per share amounts)	2008	2007	Change
Sales	$5,697.8	$5,003.9	$693.9
Income from continuing operations	577.6	569.3	8.3
Diluted earnings per share from continuing operations	3.90	3.53	0.37

Sales

Sales increased 14 percent in 2008 compared to 2007. Organic sales increased 6 percent, with effects of currency translation and acquisitions adding 5 and 3 percentage points to the growth rate, respectively. In 2008, we continued the execution of our ongoing globalization strategy and our focus on emerging markets, as approximately 50 percent of our sales during 2008 were to non-U.S. customers. Sales in emerging markets grew at above our average growth rate. We demonstrated improved performance in the Asia-Pacific region, with particular strength in China and India. The growth rate in Asia-Pacific accelerated every quarter during 2008, resulting in a full year organic growth rate of 15 percent compared to 2007. We continued to see strong organic growth in Latin America of 14 percent, benefiting from strength in resource-based industries. Sales to customers in the United States, Canada and EMEA each grew at 4-5 percent organically.

In 2008, we experienced considerable growth in our key process and OEM growth initiatives, demonstrating the ongoing diversification of our revenue base. We achieved above average growth in resource-based industries, primarily due to higher commodity prices, infrastructure spending and continued demand for oil, gas and other resources, particularly in emerging markets. Sales to global automotive customers grew at about our average growth rate, but U.S. automotive growth was below our average growth rate. Sales to customers in the life sciences industries were significantly below our average growth rate. Our sales growth in the food and beverage and home and personal care industries was also below our average growth rate; however, these industries tend to provide for more consistent rates of growth over time.

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization was $24.2 million in 2008 compared to $16.4 million in 2007. The increase was due to amortization of intangibles from recent acquisitions, particularly CEDES, Incuity, Pavilion and Industrial Control Services Group Limited, which does business as ICS Triplex.

General Corporate — Net

General corporate expenses were $77.2 million in 2008 compared to $72.8 million in 2007. The increase was primarily due to lower interest and dividend income in 2008 compared to 2007, partially offset by reduced charitable contributions in 2008 and lower environmental remediation charges at legacy sites compared to 2007.

Interest Expense

Interest expense was $68.2 million in 2008 compared to $63.4 million in 2007. The increase was due to higher average outstanding borrowings, partially offset by lower interest rates than the prior year.

Special Charges

In 2008, we incurred special charges of $50.7 million ($34.0 million after tax or $0.23 per diluted share) related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. This current year charge was partially offset by the reversal of $4.0 million ($3.6 million net of tax or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions as employee attrition differed from our original estimates. The 2008 restructuring actions include workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units. We expect total cash expenditures associated with the 2008 actions to be approximately $50.7 million. We expect to pay the majority of the costs associated with these actions in the first half of 2009.

Special charges of $43.5 million in 2007 include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions and rationalization and consolidation of global operations. We paid $16.6 million related to these charges during the year ended September 30, 2008 and $5.3 million during the year ended September 30, 2007.

Income Taxes

The effective tax rate for 2008 was 28.6 percent compared to 27.8 percent in 2007. The effective tax rate in 2008 was lower than the statutory tax rate of 35 percent because of lower tax rates on income outside the United States and because we used foreign tax credits. The tax rate in 2008 was higher than 2007 because we favorably resolved various federal and state matters in the prior year.

The 2007 effective tax rate differed from the federal statutory rate of 35 percent because we benefited from lower non-U.S. tax rates, resolved certain tax matters and claims related to the closure of the 2005 U.S. federal audit cycle and various state tax audits and made other provision adjustments.

See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2008 and 2007 affecting the respective tax rates.

Income from Continuing Operations

Income from continuing operations in 2008 increased $8.3 million compared to 2007. The increase was primarily due to productivity performance and higher volume, partially offset by increased investment spending to support globalization, growth and technology, increased purchase accounting depreciation and amortization, inflation and a higher effective income tax rate.

Discontinued Operations

Amounts reported for discontinued operations in 2007 primarily relate to the operating results of the principal businesses of our former Power Systems operating segment for periods before the divestiture and the gain on sale of the principal businesses of that operating segment. Net income on operating activities of Power Systems was $42.3 million in 2007. We reported an after-tax gain on the sale of Power Systems of $868.2 million ($5.39 per share) in 2007.

We also reported after-tax income of $8.0 million during 2007 related to other discontinued operations activities. See Note 13 in the Financial Statements for more information on discontinued operations.

Architecture & Software

(in millions, except percentages)	2008	2007	Change
Sales	$2,419.7	$2,221.3	$198.4
Segment operating earnings	584.7	587.7	(3.0)
Segment operating margin	24.2%	26.5%	(2.3)pts

Sales

Architecture & Software sales increased 9 percent compared to 2007. Organic growth accounted for 3 percentage points of the increase, as foreign currency translation and acquisitions added 5 and 1 percentage points to the growth rate, respectively. Logix sales grew 12 percent in 2008 compared to 2007, partially offset by a decline in our legacy processor sales.

Operating Margin

Segment operating margin decreased by 2.3 points in 2008 compared to 2007 and was negatively impacted by increased investment spending to support technology and growth, year over year impact of acquisitions and the impact of foreign currency, partially offset by volume leverage and productivity.

Control Products & Solutions

(in millions, except percentages)	2008	2007	Change
Sales	$3,278.1	$2,782.6	$495.5
Segment operating earnings	440.5	397.0	43.5
Segment operating margin	13.4%	14.3%	(0.9)pts

Sales

Control Products & Solutions sales increased 18 percent compared to 2007. Organic sales growth was 9 percent, as foreign currency translation and acquisitions added 5 and 4 percentage points to the growth rate, respectively. Year over year results benefited from our growth initiatives and strong results from our solutions businesses, especially in resource-based end markets.

Operating Margin

Segment operating margin decreased 0.9 points in 2008 compared to 2007. The decrease was primarily due to the mix between our product and solutions businesses, the impact of foreign currency, increased investment spending and the negative impact of acquisitions, partially offset by strong productivity performance, volume leverage and price.

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

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization was $16.4 million in 2007 compared to $10.6 million in 2006. The increase was due to amortization of intangibles from 2007 acquisitions, particularly ICS Triplex and ProsCon Holdings Ltd.

General Corporate — Net

General corporate expenses were $72.8 million in 2007 compared to $90.7 million in 2006. The decrease is primarily due to interest income on the proceeds of the Power Systems sale. Expenses during 2007 also include charges of $13.9 million related to environmental remediation costs at legacy sites, partially offset by a $12.1 million dividend related to an equity interest we acquired as a result of the divestiture of a previously owned business.

Interest Expense

Interest expense was $63.4 million in 2007 compared to $56.6 million in 2006. The increase was due to higher average commercial paper borrowings in 2007 as well as higher interest rates associated with our interest rate swap (see Note 6 in the Financial Statements).

Special Charges

Special charges of $43.5 million in 2007 include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions and rationalization and consolidation of global operations.

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

Income from Continuing Operations before Accounting Change

Income from continuing operations in 2007 increased 8 percent from 2006. The increase is primarily due to increased sales, lower retirement benefits expense, improved operating margins and increased dividend and interest income, partially offset by special charges, additional environmental charges and higher interest expense.

Discontinued Operations

Amounts reported for discontinued operations primarily relate to the operating results of the principal businesses of our former Power Systems operating segment for periods before the divestiture and the gain on sale of the principal businesses of that operating segment. Net income on operating activities of Power Systems was $42.3 million in 2007 and $100.1 million in 2006. We reported an after-tax gain on the sale of Power Systems of $868.2 million ($5.39 per share) in 2007.

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

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2008	2007	2006
Cash provided by (used for):
Operating activities	$596.8	$444.9	$313.3
Investing activities	(220.7)	1,398.9	52.7
Financing activities	(442.8)	(1,673.1)	(556.1)
Effect of exchange rate changes on cash	30.7	38.8	(1.2)

Cash provided by (used for) continuing operations	$(36.0)	$209.5	$(191.3)

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$596.8	$444.9	$313.3
Capital expenditures of continuing operations	(151.0)	(131.0)	(122.3)
Tax payments related to the gain on divestiture of Power Systems	7.9	190.0	—
Excess income tax benefit from stock option exercises	4.6	27.1	47.4

Free cash flow	$458.3	$531.0	$238.4

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. We account for share-based compensation under SFAS 123(R), Share-Based Payment, which requires us to report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.

Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. federal and state income taxes paid as a result of the gain on sale of the principal businesses of our former Power Systems operating segment have been classified within continuing operations consistent with the cash proceeds. These taxes paid in 2008 and 2007 have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.

Free cash flow was a source of $458.3 million for the year ended September 30, 2008 compared to $531.0 million for the year ended September 30, 2007. This decrease in free cash flow was primarily due to increased working capital needs and higher capital expenditures.

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

In January 2007, we received $1.75 billion of cash proceeds from the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We used the cash proceeds to repurchase shares of our common stock to offset the dilutive effect of the divestiture, to pay taxes on the gain on sale and to acquire ICS Triplex.

Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at September 30, 2008 were $100.0 million. The weighted average interest rate on these borrowings was 2.25 percent. At September 30, 2007, commercial paper borrowings outstanding were $173.0 million, with a weighted average interest rate of 5.1 percent.

In 2008, we repurchased approximately 6.7 million shares of our common stock of which 0.1 million shares did not settle until October 2008. The total cost of these shares was $355.1 million, of which $3.5 million was recorded in accounts payable at September 30, 2008. This is compared to purchases of approximately 23.8 million shares of our common stock at a cost of $1,506.1 million in 2007. Of these purchases, 0.1 million shares amounting to $7.5 million did not settle until October 2007 and were recorded in accounts payable at September 30, 2007. We anticipate repurchasing stock in 2009, the amount of which will depend ultimately on business conditions, stock price and other cash requirements. At September 30, 2008 we had approximately $671.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 5, Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include repayments of short-term borrowings, repurchases of common stock, dividends to shareowners, capital expenditures and acquisitions of businesses and may include additional contributions to our pension plans. Recent declines in the value of our pension plan assets may impact the amount and timing of future contributions to our pension plans. We expect capital expenditures in 2009 to be about $130 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 37.3 percent at September 30, 2008 and 34.7 percent at September 30, 2007.

In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at September 30, 2008 or 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at September 30, 2008 and 2007. Our credit facility expires in October 2009. We are in active discussions with our bank group to renew the facility, and we do not anticipate any problems associated with the renewal. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $167.7 million at September 30, 2008 were available to foreign subsidiaries.

The following is a summary of our credit ratings as of September 30, 2008:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-1	A2	Stable
Fitch Ratings	F1	A	Stable

Among other uses, we can draw on our credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the commercial paper ratings set forth in the table above. Under our current policy with respect to these ratings, we expect to limit our other borrowings under our credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.

Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit rating and market conditions. We have not experienced any difficulty in accessing the commercial paper market to date. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.

We regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

Cash dividends to shareowners were $170.2 million ($1.16 per share) in 2008, $184.7 million ($1.16 per share) in 2007, and $159.3 million ($0.90 per share) in 2006. Although we declare and pay dividends at the sole discretion of our Board of Directors, in 2009, we expect to maintain our quarterly dividend of $0.29 per outstanding share.

A summary of our projected contractual cash obligations at September 30, 2008 are (in millions):

		Payments by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and interest (a)	$2,302.6	$56.9	$56.9	$56.9	$56.9	$56.9	$2,018.1
Minimum operating lease payments (b)	275.4	67.8	49.5	40.0	33.4	20.8	63.9
Postretirement benefits (c)	215.6	20.3	20.6	21.2	20.8	20.3	112.4
Pension funding contribution (d)	31.2	31.2	—	—	—	—	—
Purchase obligations (e)	168.3	47.3	26.2	14.7	13.7	10.6	55.8
Other long-term liabilities (f)	85.7	19.7	—	—	—	—	—
Unrecognized tax benefits (g)	151.8	—	—	—	—	—	—

Total	$3,230.6	$243.2	$153.2	$132.8	$124.8	$108.6	$2,250.2

(a)

The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $45.8 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	See Note 17 in the Financial Statements for information regarding our November 2005 sale-leaseback transaction.

(c)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(d)

Amounts reported for pension funding contributions reflect current estimates of known commitments. Amounts subsequent to 2009 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is zero. We may make additional contributions to this plan at the discretion of management.

(e)	This item includes long-term obligations under agreements with various service providers.

(f)

Other long-term liabilities include environmental liabilities net of related receivables, asset retirement obligations, and indemnifications. Amounts subsequent to 2009 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

(g)

Amount for unrecognized tax benefits includes accrued interest and penalties. We are unable to make a reasonably reliable estimate of when the liabilities for unrecognized tax benefits will be settled or paid.

Supplemental Sales Information

We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates or acquisitions. We use organic sales as one measure to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the currency exchange rates that were in effect during the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.

The following is a reconciliation of our reported sales to organic sales (in millions):

	Year Ended September 30, 2008					Year Ended September 30, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,850.8	$(7.8)	$2,843.0	$(44.3)	$2,798.7	$2,687.0
Canada	396.4	(35.3)	361.1	(2.9)	358.2	341.1
Europe, Middle East and Africa	1,319.0	(127.9)	1,191.1	(87.9)	1,103.2	1,054.2
Asia-Pacific	717.2	(32.2)	685.0	(9.8)	675.2	588.8
Latin America	414.4	(33.9)	380.5	—	380.5	332.8

Total Company Sales	$5,697.8	$(237.1)	$5,460.7	$(144.9)	$5,315.8	$5,003.9

	Year Ended September 30, 2007					Year Ended September 30, 2006
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,687.0	$(2.6)	$2,684.4	$(7.7)	$2,676.7	$2,599.0
Canada	341.1	(10.0)	331.1	(1.2)	329.9	332.1
Europe, Middle East and Africa	1,054.2	(66.3)	987.9	(37.6)	950.3	832.6
Asia-Pacific	588.8	(27.6)	561.2	(3.1)	558.1	521.4
Latin America	332.8	(10.1)	322.7	—	322.7	271.3

Total Company Sales	$5,003.9	$(116.6)	$4,887.3	$(49.6)	$4,837.7	$4,556.4

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Year Ended September 30, 2008					Year Ended September 30, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,419.7	$(105.0)	$2,314.7	$(29.0)	$2,285.7	$2,221.3
Control Products & Solutions	3,278.1	(132.1)	3,146.0	(115.9)	3,030.1	2,782.6

Total Company Sales	$5,697.8	$(237.1)	$5,460.7	$(144.9)	$5,315.8	$5,003.9

	Year Ended September 30, 2007					Ended September 30, 2006
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,221.3	$(57.1)	$2,164.2	$—	$2,164.2	$2,059.2
Control Products & Solutions	2,782.6	(59.5)	2,723.1	(49.6)	2,673.5	2,497.2

Total Company Sales	$5,003.9	$(116.6)	$4,887.3	$(49.6)	$4,837.7	$4,556.4

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

Our global pension expense in 2008 was $28.6 million compared to $46.3 million in 2007. Approximately 48 percent of our 2008 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2008 U.S. pension expense included the following: discount rate of 6.50 percent (compared to 6.50 percent for 2007); expected rate of return on plan assets of 8.00 percent (compared to 8.00 percent for 2007); and an assumed compensation increase rate of 4.15 percent (compared to 4.19 percent for 2007).

In 2007, we made voluntary contributions of $8.0 million to our primary U.S. qualified pension plan trust. We made no voluntary contributions in 2008.

The Pension Protection Act of 2006 was signed into law in August 2006. The IRS has yet to issue final guidance with respect to certain aspects of this law; however, our 2008 pension plan valuation has been completed based on the current understanding of the law. This valuation resulted in no minimum contributions being required in 2008.

We estimate our pension expense will be approximately $34.0 million in 2009, an increase of approximately $5.4 million from 2008. In addition, the change in our measurement date in 2009 from June 30 to September 30, as required by SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), will result in a reduction in retained earnings of approximately $8.5 million in the fourth quarter of 2009. For 2009, our U.S. discount rate will increase to 6.75 percent. The discount rate was set as of our June 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. Our assumed rate of return on U.S. plan assets will remain at 8.00 percent. We considered actual returns on plan assets over the long term as well as the current and expected mix of plan investments in setting this assumption. We have assumed a U.S. compensation increase rate of 4.20 percent in 2009 compared to 4.15 percent used in 2008. We established this rate by analyzing all elements of compensation that are pension eligible earnings.

The changes in our discount rate and return on plan assets have an inverse relationship with our net periodic benefit cost. The change in our discount rate also has an inverse relationship with our projected benefit obligation. The following chart illustrates the estimated change in benefit obligation and net periodic pension cost assuming a change of 25 basis points in the key assumption for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost
Discount Rate	$60.9	$6.5
Return on Plan Assets	—	$4.9

Consistent with declines in global equity markets and volatility in fixed income markets, we have experienced a decline in our pension assets after our June 30, 2008 measurement date. We have also observed fluctuations in the variables affecting our discount rate that would have significantly increased our discount rate since our June 30, 2008 measurement date. If we were to measure our U.S. pension plans as of September 30, 2008 using the same approach as we used for our June 30, 2008 actual measurement date, our 2009 U.S. pension expense would have decreased by approximately $15 million to $1 million.

More information regarding pension benefits is contained in Note 12 in the Financial Statements.

Other Postretirement Benefits

We estimate the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods. The discount rate used to calculate our 2008 other postretirement benefits expense was 6.25 percent (compared to 6.50 percent in 2007). For 2009, the discount rate assumption for other postretirement benefit expense will increase to 6.50 percent. The discount rate was set as of our June 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.

Effective October 1, 2002, we amended our primary U.S. postretirement healthcare benefit program in order to mitigate our share of the increasing cost of postretirement healthcare services. As a result of this amendment, our obligation is less sensitive to increasing healthcare costs resulting from inflationary trends since January 1, 2005.

Net periodic benefit cost recorded in continuing operations in 2008 was $15.4 million compared to $13.0 million in 2007. We expect net periodic benefit cost in 2009 of approximately $15.9 million and the estimated postretirement projected benefit obligation to approximate $212 million. In addition, the change in our measurement date in 2009 from June 30 to September 30, as required by SFAS 158, will result in a reduction in retained earnings of approximately $3.9 million in the fourth quarter of 2009.

More information regarding postretirement benefits is contained in Note 12 in the Financial Statements.

Revenue Recognition

For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.

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

We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $7.1 million.

Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of set-off exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $137.8 million at September 30, 2008 and $128.6 million at September 30, 2007, of which $13.2 million at September 30, 2008 and $8.1 million at September 30, 2007 was included as an offset to accounts receivable.

Fair Value Measurements

We have increased the use of fair value measurements in our financial statements due to recent accounting pronouncements and obligations retained in connection with the sale of the principal businesses of our former Power Systems operating segment.

Share-based compensation

We account for share-based compensation under SFAS 123(R). Compensation costs are based on the grant-date fair value of the instruments using a valuation model, and are generally recognized on a straight line basis over the vesting term. We estimate the average risk-free interest rate, expected dividend yield, expected volatility and expected term of the compensation instrument outstanding in order to determine fair value. The valuation model is most sensitive to the expected volatility and term assumptions. Share-based compensation expense net of the related income tax benefit amounted to $21.5 million in 2008 and $18.8 million in 2007.

Asset Retirement Obligations

We account for conditional asset retirement obligations under Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $5.1 million in other current liabilities and $22.8 million in other liabilities at September 30, 2008 and $5.3 million in other current liabilities and $21.8 million in other liabilities at September 30, 2007.

Indemnifications

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We recorded a liability under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – An Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 (FIN 45), related to these indemnification obligations as a reduction to the gain on sale. A significant change in the costs or timing could have a significant effect on our estimates. We estimate the potential future payments we could incur under these indemnifications may approximate $27.6 million, of which $10.5 million and $9.6 million has been accrued in other current liabilities and $12.9 million and $16.1 million has been accrued in other liabilities at September 30, 2008 and 2007, respectively.

Derivatives

Our accounting method for derivative instruments is based on SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of all derivative financial instruments is recorded in the balance sheet, which is based on the quoted market prices for contracts with similar maturities. We use foreign currency forward exchange contracts to manage foreign currency risks. We use foreign currency forward exchange contracts to offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions expected to occur within the next two years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We sometimes use interest rate swap contacts to manage the balance of fixed and floating rate debt. Unrealized gains on derivative instruments are recorded in other current assets in the amounts of $6.1 million and $5.2 million as of September 30, 2008 and 2007, respectively, and in other assets in the amount of $5.1 million at September 30, 2008. Unrealized losses on derivative instruments are recorded in other current liabilities in the amounts of $16.2 million and $38.2 million as of September 30, 2008 and 2007, respectively, and in other liabilities in the amount of $8.4 million at September 30, 2008.

Purchase Accounting

When we acquire a business, we account for the assets and liabilities acquired at fair value at the date of acquisition in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In order to value acquired identifiable intangible assets and determine their amortizable lives, management must use judgment in selecting relevant assumptions. See Note 2 in the Financial Statements for a discussion of acquisitions in 2008 and 2007.

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

Our reserve for environmental matters, net of related receivables of $22.8 million, was $33.2 million at September 30, 2008 and $29.8 million at September 30, 2007. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.

Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $23.0 million at September 30, 2008 and $24.0 million at September 30, 2007.

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business. As described in Part I, Item 3. Legal Proceedings, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. See Part I, Item 3 for further discussion.

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

While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) as of October 1, 2007. As a result, we recognized a $6.7 million decrease in shareowners’ equity. The gross liability for unrecognized tax benefits, excluding interest and penalties, recorded in accordance with FIN 48 and reported in other liabilities in the Consolidated Balance Sheet was $125.8 million at September 30, 2008 and $116.5 million at October 1, 2007 upon FIN 48 adoption. The majority of the increase is due to tax positions related to the current year. The amount of unrecognized tax benefits that would reduce our effective tax rate for continuing operations if recognized was $43.2 million at September 30, 2008 and $37.6 million at October 1, 2007. In addition, the amount of unrecognized tax benefits that would be reported in discontinued operations if recognized was $33.4 million at September 30, 2008 and $33.8 million at October 1, 2007. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties were $26.0 million at September 30, 2008 and $18.8 million at September 30, 2007. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $10 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.

We recorded a valuation allowance for the majority of our deferred tax assets related to net operating loss and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $45.1 million at September 30, 2008 and $42.6 million at September 30, 2007 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforward amount will be realized. Our income would increase if we determine we will be able to use more Carryforwards than currently expected.

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

We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. We manage exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward exchange contracts. We sometimes use interest rate swap contracts to manage the balance of fixed and floating rate debt.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and foreign currency forward exchange contracts to manage our exposure on transactions denominated in currencies other than the applicable functional currency. In addition, we enter into contracts to hedge certain third-party sales and intercompany transactions forecasted to occur within the next two years. Contracts are denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is a liability of $24.6 million and an asset of $11.2 million at September 30, 2008. We enter into these contracts with global financial institutions that we believe to be creditworthy.

We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to U.S. dollars. In 2008, the relative weakening of the U.S. dollar versus foreign currencies had a favorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and profitability may be adversely affected if the U.S. dollar strengthens.

Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting forward foreign exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $10 million.

We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2008 and 2007.

At September 30, 2008 and 2007, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts relating to the Swiss franc, euro, British pound sterling, Canadian dollar and

Singapore dollar. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

The following table indicates the total U.S. dollar equivalents (in millions) of net transactional foreign exchange exposure related to (short) long contracts outstanding by currency:

	September 30,
	2008	2007
Euro	$(211.6)	$(427.8)
British pound sterling	(154.7)	(273.0)
Swiss franc	237.1	59.5
Canadian dollar	(63.7)	—
Singapore dollar	(26.8)	(55.6)
South Korean won	(15.2)	(15.1)
Polish zloty	(8.6)	—
Other	(0.4)	0.7

Total	$(243.9)	$(711.3)

All of the contracts included in the table above will have offsetting effects from actual transactions that have occurred or will occur in the future. We designated certain of these contracts related to third-party sales or intercompany transactions forecasted to occur through October 2010 as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The remaining foreign exchange contracts offset actual underlying receivables and payables in our Consolidated Balance Sheet.

Interest Rate Risk

In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.

Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. At September 30, 2008, we had outstanding commercial paper borrowings of $100.0 million with remaining maturities of six days at a weighted average interest rate of 2.25 percent; at September 30, 2007, we had outstanding commercial paper borrowings of $173.0 million with remaining maturities of three days at a weighted average interest rate of 5.1 percent. The weighted average interest rate on our commercial paper borrowings was 2.9 percent during 2008 and 5.3 percent during 2007. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2008 and 2007, a 10 percent increase in average interest rates would not have had a significant effect on our results of operations. In 2008, a 100 percent increase in average market interest rates would have increased our interest expense by $7.9 million. We use a 100 percent hypothetical fluctuation as our actual commercial paper interest rates fluctuated near that amount during 2008.

We had outstanding fixed rate long-term debt obligations with carrying values of $904.4 million at September 30, 2008 and $753.9 million at September 30, 2007. The fair value of this debt was $883.0 million at September 30, 2008 and $777.3 million at September 30, 2007. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$582.2	$624.2
Receivables	959.9	927.7
Inventories	575.5	504.7
Deferred income taxes	190.0	170.2
Other current assets	129.0	155.2

Total current assets	2,436.6	2,382.0

Property, net	553.8	510.3
Goodwill	915.0	858.5
Other intangible assets, net	250.8	243.4
Deferred income taxes	120.1	25.3
Prepaid pension	138.4	384.3
Other assets	178.9	142.0

Total	$4,593.6	$4,545.8

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$100.1	$173.2
Current portion of long-term debt	—	348.2
Accounts payable	437.3	498.5
Compensation and benefits	210.0	198.4
Income taxes payable	39.4	79.8
Other current liabilities	516.3	446.4

Total current liabilities	1,303.1	1,744.5

Long-term debt	904.4	405.7
Retirement benefits	386.8	401.4
Other liabilities	310.5	251.4
Commitments and contingent liabilities (Note 17)
Shareowners’ Equity
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,280.9	1,247.5
Retained earnings	4,486.1	4,098.1
Accumulated other comprehensive loss	(319.0)	(169.7)
Common stock in treasury, at cost (shares held: 2008, 73.2; 2007, 67.0)	(3,975.6)	(3,649.5)

Total shareowners’ equity	1,688.8	1,742.8

Total	$4,593.6	$4,545.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS

(in millions, except per share amounts)

	Year Ended September 30,
	2008	2007	2006
Sales
Products and solutions	$5,159.8	$4,543.5	$4,155.7
Services	538.0	460.4	400.7

	5,697.8	5,003.9	4,556.4
Cost of sales
Products and solutions	(2,985.1)	(2,591.1)	(2,369.9)
Services	(372.0)	(315.5)	(286.5)

	(3,357.1)	(2,906.6)	(2,656.4)
Gross profit	2,340.7	2,097.3	1,900.0
Selling, general and administrative expenses	(1,482.1)	(1,278.6)	(1,141.0)
Other income (Note 15)	18.5	33.3	33.4
Interest expense	(68.2)	(63.4)	(56.6)

Income from continuing operations before income taxes and cumulative effect of accounting change	808.9	788.6	735.8
Income tax provision (Note 16)	(231.3)	(219.3)	(206.5)

Income from continuing operations before cumulative effect of accounting change	577.6	569.3	529.3
Income from discontinued operations (Note 13)	—	918.5	95.4
Cumulative effect of accounting change (Note 17)	—	—	(17.7)

Net income	$577.6	$1,487.8	$607.0

Basic earnings per share:
Continuing operations before accounting change	$3.94	$3.59	$3.00
Discontinued operations	—	5.78	0.54
Cumulative effect of accounting change	—	—	(0.10)

Net income	$3.94	$9.37	$3.44

Diluted earnings per share:
Continuing operations before accounting change	$3.90	$3.53	$2.94
Discontinued operations	—	5.70	0.53
Cumulative effect of accounting change	—	—	(0.10)

Net income	$3.90	$9.23	$3.37

Weighted average outstanding shares:
Basic	146.5	158.7	176.6

Diluted	148.2	161.2	179.9

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year Ended September 30,
	2008	2007	2006
Continuing Operations:
Operating Activities:
Net income	$577.6	$1,487.8	$607.0
Cumulative effect of accounting change	—	—	17.7
Income from discontinued operations	—	(918.5)	(95.4)

Income from continuing operations before accounting change	577.6	569.3	529.3

Adjustments to arrive at cash provided by operating activities:
Depreciation	101.3	93.5	96.2
Amortization of intangible assets.	35.2	24.4	21.2
Share-based compensation expense	32.5	29.0	25.6
Retirement benefit expense	44.0	59.3	90.3
Pension trust contributions	(39.2)	(49.1)	(472.2)
Deferred income taxes	(16.1)	(43.7)	3.1
Net gain on dispositions of securities, property and investment (Note 15)	(5.0)	(5.4)	(20.2)
Income tax benefit from the exercise of stock options	0.2	1.3	1.1
Excess income tax benefit from the exercise of stock options	(4.6)	(27.1)	(47.4)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(16.0)	(95.1)	(60.4)
Inventories	(76.2)	(67.7)	(6.2)
Accounts payable	(49.0)	68.4	41.8
Compensation and benefits	15.4	7.8	(39.9)
Income taxes	(17.5)	(161.0)	133.6
Other assets and liabilities	14.2	41.0	17.4

Cash Provided by Operating Activities	596.8	444.9	313.3

Investing Activities:
Capital expenditures	(151.0)	(131.0)	(122.3)
Acquisition of businesses, net of cash acquired	(110.8)	(249.5)	(39.5)
Proceeds from sales of property, business and investment	7.7	1,750.5	196.8
Proceeds from sales of available for sale securities	36.3	32.1	—
Proceeds from return of investment	—	2.6	24.1
Other investing activities	(2.9)	(5.8)	(6.4)

Cash (Used for) Provided by Investing Activities	(220.7)	1,398.9	52.7

Financing Activities:
Net (repayments) issuance of short-term debt	(73.1)	(46.0)	218.9
Issuance of long-term debt	493.5	—	—
Repayments of long-term debt	(351.3)	(14.7)	—
Cash dividends	(170.2)	(184.7)	(159.3)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(359.1)	(1,519.3)	(722.5)
Proceeds from the exercise of stock options	13.2	64.9	60.1
Excess income tax benefit from the exercise of stock options	4.6	27.1	47.4
Other financing activities	(0.4)	(0.4)	(0.7)

Cash Used for Financing Activities	(442.8)	(1,673.1)	(556.1)

Effect of exchange rate changes on cash	30.7	38.8	(1.2)

Cash (Used for) Provided by Continuing Operations	(36.0)	209.5	(191.3)
Discontinued Operations:
Cash (Used for) Provided by Discontinued Operating Activities	(6.0)	13.9	110.9
Cash (Used for) Provided by Discontinued Investing Activities	—	(6.5)	29.8
Cash Used for Discontinued Financing Activities	—	(0.8)	(0.3)

Cash (Used for) Provided by Discontinued Operations	(6.0)	6.6	140.4

(Decrease) Increase in Cash	(42.0)	216.1	(50.9)
Cash and Cash Equivalents at Beginning of Year	624.2	408.1	459.0

Cash and Cash Equivalents at End of Year	$582.2	$624.2	$408.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY

(in millions, except per share amounts)

	Year Ended September 30,
	2008	2007	2006
Common Stock (no shares issued during years)	$216.4	$216.4	$216.4

Additional Paid-In Capital
Beginning balance	1,247.5	1,193.6	1,122.7
Income tax benefits from the exercise of stock options	4.8	28.4	48.5
Share based compensation expense	32.3	28.6	29.5
Other	(3.7)	(3.1)	(7.1)

Ending balance	1,280.9	1,247.5	1,193.6

Retained Earnings
Beginning balance	4,098.1	2,856.2	2,493.5
Net income	577.6	1,487.8	607.0
Cash dividends (2008, $1.16 per share; 2007, $1.16 per share; 2006, $0.90 per share)	(170.2)	(184.7)	(159.3)
Shares delivered under incentive plans	(12.2)	(61.2)	(85.0)
Adjustment to adopt FIN 48, gross of translation adjustment of $0.5 million (Note 16)	(7.2)	—	—

Ending balance	4,486.1	4,098.1	2,856.2

Accumulated Other Comprehensive Loss
Beginning balance	(169.7)	(75.3)	(501.5)
Other comprehensive (loss) income	(149.3)	105.8	426.2
Adjustment to adopt SFAS 158, net of tax of $129.0 million (Notes 1 and 12)	—	(200.2)	—

Ending balance	(319.0)	(169.7)	(75.3)

Unearned Restricted Stock Compensation
Beginning balance	—	—	(1.7)
Restricted stock compensation expense	—	—	—
Restricted stock grants	—	—	—
Transfer to additional paid-in capital	—	—	1.7

Ending balance	—	—	—

Treasury Stock
Beginning balance	(3,649.5)	(2,272.7)	(1,680.3)
Purchases	(355.1)	(1,506.1)	(743.1)
Shares delivered under incentive plans	29.0	129.3	150.7

Ending balance	(3,975.6)	(3,649.5)	(2,272.7)

Total Shareowners’ Equity	$1,688.8	$1,742.8	$1,918.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

	Year Ended September 30,
	2008	2007	2006
Net income	$577.6	$1,487.8	$607.0
Other comprehensive (loss) income:
Minimum pension liability adjustments (net of tax expense of $0, $3.5, and $253.5)	—	6.8	401.3
Unrecognized pension and postretirement benefit plan liabilities (net of tax benefit of ($89.5))	(151.3)	—	—
Currency translation adjustments	(0.3)	112.2	33.2
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $3.3, ($9.9), and ($5.4))	4.9	(15.6)	(8.3)
Net change in unrealized losses and gains on investment securities, net of tax	(2.6)	2.4	—

Other comprehensive (loss) income	(149.3)	105.8	426.2

Comprehensive income	$428.3	$1,593.6	$1,033.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Accounting Policies

Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses.

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

For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.

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

Receivables

We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $17.4 million at September 30, 2008 and $12.4 million at September 30, 2007. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $13.2 million at September 30, 2008 and $8.1 million at September 30, 2007.

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires goodwill and other intangible assets with indefinite useful lives to be reviewed for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. We perform an annual impairment test during the second quarter of our fiscal year.

We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 7 to 20 years for customer relationships, 3 to 17 years for technology and 3 to 10 years for other intangible assets.

Intangible assets also include costs of software developed by our software business to be sold, leased or otherwise marketed, as accounted for under Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS 86). Amortization of developed computer software products is calculated on a product-by-product basis as the greater of (a) the unamortized cost at the beginning of the year times the ratio of the current year gross revenue for a product to the total of the current and anticipated future gross revenue for that product, (b) the straight-line amortization over the remaining estimated economic life of the product or (c) one-fourth of the total deferred software cost for the project.

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

exchange contracts to offset changes in the amount of future cash flows associated with certain third-party sale and intercompany transactions expected to occur within the next two years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We sometimes use interest rate swap contracts to manage the balance of fixed and floating rate debt. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

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

Research and Development Expenses

We expense research and development (R&D) costs as incurred; these costs were $191.3 million in 2008, $166.9 million in 2007 and $148.5 million in 2006. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

Income Taxes

Prior to October 1, 2007, we recorded a liability for income tax exposures when they were probable and the amount could be reasonably estimated. Tax benefits related to claims were also recognized when they became probable and reasonably estimable. When determining the probability and the estimability of the liability or tax benefit, we considered the relevant tax law as applied to us by the particular country, state, or other taxing authority.

Beginning October 1, 2007, we account for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more likely than not recognition threshold, we measure the tax position to determine the amount of benefit to recognize in the financial statements. We recognize interest and penalties related to unrecognized tax benefits in tax expense.

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2008 (2.8 million shares), 2007 (1.4 million shares) and 2006 (0.9 million shares) were excluded from the diluted EPS calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Accounting Policies — (Continued)

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	2008	2007	2006
Weighted average outstanding shares
Basic weighted average outstanding shares	146.5	158.7	176.6
Effect of dilutive securities
Stock options	1.6	2.4	3.2
Restricted stock	0.1	0.1	0.1

Diluted weighted average outstanding shares	148.2	161.2	179.9

Share-Based Compensation

We recognize share-based compensation expense on grants of share-based compensation awards generally on a straight-line basis over the service period of each award recipient. We report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow as required by SFAS 123(R), Share Based Payment.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 specifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us beginning in 2010. We are evaluating FSP EITF 03-6-1 to determine the effect on our financial statements and related disclosures.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 intends to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)) and other accounting principles generally accepted in the United States. FSP FAS 142-3 will apply to us beginning in 2010. We are evaluating FSP FAS 142-3 to determine the effect on our financial statements and related disclosures.

In March 2008, the FASB issues SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments affect an entity’s financial position, financial performance and cash flows. SFAS 161 will apply to us beginning in the second quarter of 2009. We do not believe SFAS 161 will have a material effect on our financial statements; we will expand our disclosures in accordance with the requirements of SFAS 161 upon adoption.

In March 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. EITF 08-3 is effective for us beginning in 2010. We are evaluating EITF 08-3 to determine the effect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition-related transaction costs. SFAS 141(R) will apply to us beginning in 2010. We are evaluating the statement to determine the effect on our financial statements and related disclosures.

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

In June 2007, the FASB ratified EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). EITF 06-11 is effective for us beginning in 2009. We do not believe EITF 06-11 will have a material effect on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 is effective for us beginning in 2009. We have not elected the fair value option allowed under SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 will apply to us beginning in fiscal 2009 for financial assets and liabilities and fiscal 2010 for non-financial assets and liabilities. We do not believe SFAS 157 will have a material effect on our financial statements for financial assets and liabilities; we will expand our disclosures for financial assets and liabilities in accordance with the requirements of SFAS 157 upon adoption. We are evaluating the statement to determine the effect on our financial statements and related disclosures for non-financial assets and liabilities.

2.	Acquisitions and Divestitures

Acquisitions

During 2008, our Architecture & Software segment acquired CEDES Safety & Automation AG (CEDES), Incuity Software, Inc. (Incuity), and Pavilion Technologies, Inc. (Pavilion). The aggregate purchase price of these three acquisitions was $112.9 million in cash.

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

We recorded intangible assets of $41.9 million and goodwill of $69.9 million resulting from the preliminary purchase price allocations of the CEDES, Incuity and Pavilion acquisitions, which are pending the finalization of the intangible asset valuations and other matters. Preliminary intangible assets assigned include $32.3 million to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions and Divestitures — (Continued)

technology (15-year weighted average useful life), $1.1 million to customer relationships (16-year weighted average useful life) and $8.5 million to other intangible assets (9-year weighted average useful life). We assigned the full amount of goodwill to our Architecture & Software segment. None of the goodwill recorded is expected to be deductible for local tax purposes.

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

3.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended September 30, 2007 and 2008 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2006	$328.2	$365.6	$693.8
Acquisition of businesses	—	139.1	139.1
Translation and other	6.9	18.7	25.6

Balance as of September 30, 2007	335.1	523.4	858.5
Acquisition of businesses	69.9	—	69.9
Translation and other	(8.4)	(5.0)	(13.4)

Balance as of September 30, 2008	$396.6	$518.4	$915.0

Other intangible assets consist of (in millions):
	September 30, 2008
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$126.6	$77.9	$48.7
Customer relationships	52.7	5.6	47.1
Technology	84.9	25.4	59.5
Other	50.8	26.0	24.8

Total amortized intangible assets	315.0	134.9	180.1
Intangible assets not subject to amortization	70.7	—	70.7

Total	$385.7	$134.9	$250.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangible Assets — (Continued)

	September 30, 2007
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$111.2	$63.5	$47.7
Customer relationships	58.0	2.1	55.9
Technology	65.4	25.0	40.4
Other	52.6	26.9	25.7

Total amortized intangible assets	287.2	117.5	169.7
Intangible assets not subject to amortization	73.7	—	73.7

Total	$360.9	$117.5	$243.4

Computer software products represent costs of computer software to be sold, leased or otherwise marketed, as accounted for under SFAS 86. Computer software products amortization expense was $14.5 million in 2008, $9.7 million in 2007 and $11.8 million in 2006.

The Allen-Bradley® and ICS Triplex™ trademarks have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $33.8 million in 2009, $27.6 million in 2010, $24.7 million in 2011, $21.3 million in 2012, and $14.6 million in 2013.

We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2008 and concluded that no impairments exist.

4.	Inventories

Inventories consist of (in millions):

	September 30,
	2008	2007
Finished goods	$237.0	$184.9
Work in process	125.9	130.4
Raw materials, parts, and supplies	212.6	189.4

Inventories	$575.5	$504.7

We report inventories net of the allowance for excess and obsolete inventory of $39.7 million at September 30, 2008 and $36.3 million at September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, net

Property consists of (in millions):

	September 30,
	2008	2007
Land	$5.2	$7.5
Buildings and improvements	273.6	255.6
Machinery and equipment	1,089.8	1,097.3
Internal use software	300.0	241.7
Construction in progress	46.8	63.0

Total	1,715.4	1,665.1
Less accumulated depreciation	(1,161.6)	(1,154.8)

Property, net	$553.8	$510.3

6.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	September 30,
	2008	2007
6.15% notes, payable in 2008	$—	$348.2
5.65% notes, payable in 2017	250.0	—
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	—
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.6)	(44.3)

Total	904.4	753.9
Less current portion	—	(348.2)

Long-term debt	$904.4	$405.7

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

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at September 30, 2008 or 2007. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at September 30, 2008 and 2007. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $167.7 million at September 30, 2008 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during 2008 and 2007 were not significant.

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $100.0 million at September 30, 2008 and $173.0 million at September 30, 2007. At September 30, 2008 the weighted average interest rate and maturity period of the commercial paper outstanding were 2.25 percent and six days, respectively. At September 30, 2007 the weighted average interest rate and maturity period of the commercial paper outstanding were 5.1 percent and three days, respectively.

Interest payments were $63.4 million during 2008, $64.3 million during 2007 and $58.6 million during 2006.

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	September 30,
	2008	2007
Advance payments from customers and deferred revenue	$161.6	$121.5
Customer returns, rebates and incentives	124.6	120.5
Unrealized losses on foreign exchange contracts (Note 9)	16.2	38.2
Product warranty obligations (Note 8)	33.5	34.9
Taxes other than income taxes	39.1	42.2
Special charges (Note 14)	66.5	19.6
Other	74.8	69.5

Other current liabilities	$516.3	$446.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Product Warranty Obligations

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

Changes in product warranty obligations are (in millions):

	September 30,
	2008	2007
Balance at beginning of period	$34.9	$37.1
Warranties recorded at time of sale	43.3	45.8
Adjustments to pre-existing warranties	(0.4)	(3.4)
Settlements of warranty claims	(44.3)	(44.6)

Balance at end of period	$33.5	$34.9

9.	Financial Instruments

Our financial instruments include long-term debt, foreign currency forward exchange contracts and an interest rate swap that matured on January 15, 2008. The following is a summary of the carrying value and fair value of our financial instruments (in millions):

	September 30, 2008		September 30, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current portion	$(904.4)	$(883.0)	$(753.9)	$(777.3)
Foreign currency forward exchange contracts	(13.4)	(13.4)	(33.0)	(33.0)
Interest rate swap	—	—	(1.8)	(1.8)

We base the fair value of long-term debt upon quoted market prices for the same or similar issues. We base the fair value of foreign currency forward exchange contracts on quoted market prices for contracts with similar maturities.

Foreign currency forward exchange contracts provide for the purchase or sale of foreign currencies at specified future dates at specified exchange rates. At September 30, 2008 and 2007, we had outstanding foreign currency forward exchange contracts primarily consisting of contracts relating to the Swiss franc, euro, British pound sterling, Canadian dollar and Singapore dollar. The foreign currency forward exchange contracts were recorded in other current assets in the amounts of $6.1 million as of September 30, 2008 and $5.2 million as of September 30, 2007, other assets in the amount of $5.1 million as of September 30, 2008, other current liabilities in the amounts of $16.2 million as of September 30, 2008 and $38.2 million as of September 30, 2007 and other liabilities in the amount of $8.4 million as of September 30, 2008. We designated certain foreign currency forward exchange contracts related to certain forecasted third-party sales and intercompany transactions as cash flow hedges. The amount recognized in earnings as a result of the ineffectiveness of cash flow hedges was not significant.

We also hold financial instruments consisting of cash, accounts receivable, accounts payable and short-term debt. The carrying value of these assets and liabilities as reported in our Consolidated Balance Sheet approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareowners’ Equity

Common Stock

At September 30, 2008, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2008, 18.1 million shares of common stock were reserved for various incentive plans.

Changes in outstanding common shares are summarized as follows (in millions):

	2008	2007	2006
Beginning balance	149.4	170.8	179.7
Treasury stock purchases	(6.7)	(23.8)	(12.2)
Shares delivered under incentive plans	0.5	2.4	3.3

Ending balance	143.2	149.4	170.8

During September 2008, we repurchased 0.1 million shares of common stock for $3.5 million that did not settle until October 2008. During September 2007, we repurchased 0.1 million shares of common stock for $7.5 million that did not settle until October 2007. These outstanding purchases were recorded in accounts payable at September 30, 2008 and 2007.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2008	2007
Unrecognized pension and postretirement benefit plan liabilities (Note 12)	$(368.0)	$(216.7)
Accumulated currency translation adjustments	60.9	61.2
Net unrealized losses on cash flow hedges	(11.8)	(16.7)
Unrealized (losses) gains on investment securities	(0.1)	2.5

Accumulated other comprehensive loss	$(319.0)	$(169.7)

Unrealized losses on cash flow hedges of $25.7 million ($15.8 million after tax) and $6.4 million ($3.9 million after tax) in 2008 and 2007, respectively, were reclassified into earnings and offset gains on the hedged items. Approximately $13.7 million ($8.4 million after tax) of the net unrealized losses on cash flow hedges as of September 30, 2008 will be reclassified into earnings during 2009. We expect that these unrealized losses will be offset when the hedged items are recognized in earnings.

Unrealized gains on investment securities as of September 30, 2007 includes $2.5 million of unrealized income, net of tax, related to our remaining investment in Baldor common stock acquired in the sale of the principal businesses of our former Power Systems operating segment. The investment was recorded in other current assets as an available-for-sale security with a fair value of $34.0 million at September 30, 2007. We sold all of the remaining Baldor common stock during 2008, in connection with which we recognized a pre-tax gain of $6.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation

During 2008, 2007, and 2006 we recognized $32.5 million, $29.0 million and $25.6 million in share-based compensation expense in income from continuing operations, respectively. The total income tax benefit related to share-based compensation recorded in continuing operations was $11.0 million during 2008, $10.2 million during 2007 and $8.8 million during 2006. We recognize compensation expense on grants of share-based compensation awards generally on a straight-line basis over the service period of each award recipient. As of September 30, 2008, total unrecognized compensation cost related to share-based compensation awards was $32.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.8 years.

Our 2008 Long-Term Incentives Plan (2008 Plan) authorizes us to deliver up to 7.2 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2008 Plan or our 2000 Long-Term Incentives Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2008 Plan. Approximately 7.3 million shares under our 2008 Plan and 0.4 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2008. After September 30, 2008, 0.2 million potential shares to be delivered under performance share awards were forfeited under the 2000 Plan and are now available for future awards under the 2008 Plan. We use treasury stock to deliver shares of our common stock under these plans. Our 2008 Plan does not permit share-based compensation awards to be granted after February 6, 2018.

Stock Options

We have granted non-qualified and incentive stock options to purchase our common stock under various incentive plans at prices equal to the fair market value of the stock on the grant dates. The exercise price for stock options granted under the plans may be paid in cash, shares of common stock or a combination of cash and shares. Stock options expire ten years after the grant date and vest ratably over three years.

The per share weighted average fair value of stock options granted during the years ended September 30, 2008, 2007 and 2006 was $17.57, $20.02 and $17.67, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2008	2007	2006
Average risk-free interest rate	3.34%	4.59%	4.35%
Expected dividend yield	1.78%	1.47%	1.56%
Expected volatility	0.28	0.31	0.32
Expected term (years)	5.3	5.4	5.3

The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using a weighted average of daily historical volatility of our stock price over the past five years. We determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

A summary of stock option activity for the years ended September 30, 2008, 2007 and 2006 are:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value of In-The-Money Options
	(in thousands)		(years)	(in millions)
Outstanding at September 30, 2005	10,702	$25.12
Granted	1,567	56.88
Exercised	(3,124)	19.36
Forfeited	(206)	40.03

Outstanding at September 30, 2006	8,939	32.29	6.7	$230.7

Vested or expected to vest at September 30, 2006	8,720	31.97	6.7	227.9

Exercisable at September 30, 2006	4,947	21.86	5.5	179.3

Outstanding at September 30, 2006	8,939	32.29
Granted	1,176	63.64
Exercised	(2,417)	26.92
Forfeited	(335)	51.94

Outstanding at September 30, 2007	7,363	38.17	6.4	230.7

Vested or expected to vest at September 30, 2007	7,221	37.81	6.4	228.9

Exercisable at September 30, 2007	4,794	28.27	5.4	197.7

Outstanding at September 30, 2007	7,363	38.17
Granted	1,580	67.68
Exercised	(474)	27.43
Forfeited	(201)	61.43

Outstanding at September 30, 2008	8,268	43.86	6.1	51.6

Vested or expected to vest at September 30, 2008	8,125	43.49	6.1	51.6

Exercisable at September 30, 2008	5,665	34.14	5.0	51.6

The table below presents stock option activity for years ended September 30, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Total intrinsic value of stock options exercised	$16.6	$93.1	$141.3
Cash received from stock option exercises	13.2	64.9	60.1
Income tax benefit from the exercise of stock options	4.8	28.4	48.5
Total fair value of stock options vested	23.7	25.2	19.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

Performance Share Awards

Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. A summary of performance share activity for the years ended September 30, 2008, 2007, and 2006 is as follows:

Shares
(in thousands)
Outstanding at September 30, 2005	—
Granted	143,100
Forfeited	(2,600)

Outstanding at September 30, 2006	140,500
Granted	99,300
Forfeited	(33,779)

Outstanding at September 30, 2007	206,021
Granted	120,600
Forfeited	(19,595)

Outstanding at September 30, 2008	307,026

Maximum potential shares to be delivered in payment under the 2008 and 2007 awards are 227,800 shares and 169,442 shares, respectively. There will be no payment under the 2006 awards as our total shareowner return in comparison to the S&P 500 was not adequate for issuance of common stock under the terms of the awards.

The per share fair value of performance share awards granted during the year ended September 30, 2008, 2007 and 2006 were $70.32, $72.24 and $63.24, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2008	2007	2006
Average risk-free interest rate	3.35%	4.72%	4.41%
Expected dividend yield	1.70%	1.49%	1.56%
Expected volatility (Rockwell Automation)	0.27	0.28	0.32
Expected volatility (average S&P 500 firm)	0.14	0.25	0.36

The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined the expected volatilities using daily historical volatility for the period from December 2004 through December 2007 for the 2008 award, from November 2003 through November 2006 for the 2007 award and from November 2002 through November 2005 for the 2006 award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation — (Continued)

Restricted Stock and Restricted Stock Units

We grant restricted stock to certain employees and previously granted restricted stock to our non-employee directors. Beginning in 2008, our non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions lapse over periods ranging from one to five years. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant.

A summary of restricted stock and restricted stock unit activity for the years ended September 30, 2008, 2007 and 2006 is as follows:

	Restricted Stock and Restricted Stock Units	Wtd. Avg. Grant Date Share Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in millions)
Outstanding at September 30, 2005	119	$34.67	$6.3
Granted	94	58.07
Restrictions lapsed	(9)	46.44
Forfeited	(7)	42.29

Outstanding at September 30, 2006	197	45.62	11.5
Granted	65	64.06
Restrictions lapsed	(32)	36.12
Forfeited	(19)	54.10

Outstanding at September 30, 2007	211	52.05	14.7
Granted	72	66.40
Restrictions lapsed	(26)	59.04
Forfeited	(19)	58.50

Outstanding at September 30, 2008	238	56.03	8.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits

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

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$58.0	$56.8	$64.8	$3.9	$3.9	$5.5
Interest cost	149.7	127.6	105.3	13.8	13.3	12.2
Expected return on plan assets	(193.5)	(161.8)	(140.6)	—	—	—
Amortization:
Prior service credit	(4.5)	(4.6)	(3.9)	(14.7)	(16.5)	(10.7)
Net transition obligation	0.4	0.1	—	—	—	—
Net actuarial loss	18.5	28.2	46.0	12.4	12.3	11.7

Net periodic benefit cost	$28.6	$46.3	$71.6	$15.4	$13.0	$18.7

Excluded from this net periodic benefit cost table but included in income from discontinued operations in the Consolidated Statement of Operations is pre-tax pension benefit cost of $3.8 million and $12.0 million and pre-tax other postretirement benefit cost of $4.8 million and $16.7 million for the years ended September 30, 2007 and 2006, respectively. Also in 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.1 million and an additional other postretirement benefits settlement gain of $11.0 million. These costs, loss and gains are related to our Dodge mechanical and Reliance Electric motors and motor repair services businesses and the sale thereof and are reflected in income from discontinued operations in the Consolidated Statement of Operations. In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we retained the pension liability related to eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees as of the date of the sale, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with the sale of these businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
Benefit obligation at beginning of year	$2,492.2	$2,342.3	$234.0	$209.7
Service cost	58.0	56.8	3.9	3.9
Interest cost	149.7	127.6	13.8	13.3
Service cost — divested business	—	4.9	—	0.7
Interest cost — divested business	—	12.3	—	3.6
Actuarial (gains) losses	(82.1)	45.8	(20.7)	21.1
Plan amendments	0.8	1.5	—	—
Acquisition/divestiture	1.3	—	—	—
Curtailment gain	—	(8.6)	—	(0.3)
Plan participant contributions	5.7	4.9	8.3	8.9
Benefits paid	(119.2)	(107.6)	(23.4)	(28.9)
Currency translation and other	0.5	12.3	(0.3)	2.0

Benefit obligation at end of year	2,506.9	2,492.2	215.6	234.0

Plan assets at beginning of year	2,704.1	2,359.0	—	—
Actual return on plan assets	(168.0)	360.2	—	—
Acquisition/divestiture	1.0	—	—	—
Company contributions	43.2	42.2	15.1	20.0
Plan participant contributions	5.7	4.9	8.3	8.9
Benefits paid	(119.2)	(107.6)	(23.4)	(28.9)
Currency translation and other	5.3	45.4	—	—

Plan assets at end of year	2,472.1	2,704.1	—	—

Funded status of plans	(34.8)	211.9	(215.6)	(234.0)
Contributions after measurement date	2.8	6.8	—	—

Net amount on balance sheet	$(32.0)	$218.7	$(215.6)	$(234.0)

Net amount on balance sheet consists of:
Prepaid pension	$138.4	$384.3	$—	$—
Total retirement benefit liability	(170.4)	(165.6)	(215.6)	(234.0)

Net amount on balance sheet	$(32.0)	$218.7	$(215.6)	$(234.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2008 and 2007 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension		Other Postretirement Benefits
	2008	2007	2008	2007
Prior service credit	$(27.2)	$(30.2)	$(49.8)	$(59.8)
Net actuarial loss	361.1	201.8	82.9	102.4
Net transition obligation	1.0	1.0	—	1.5

Total	$334.9	$172.6	$33.1	$44.1

During 2008, we recognized prior service credits of $19.2 million ($11.9 million net of tax), net actuarial losses of $30.9 million ($18.9 million net of tax) and a net transition obligation of $0.4 million ($0.3 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2007. We expect to recognize prior service credits of $15.1 million ($9.3 million net of tax), net actuarial losses of $26.7 million ($17.0 million net of tax) and a net transition obligation of $0.4 million ($0.3 million net of tax) in pension and other postretirement net periodic benefit cost in 2009, which are included in accumulated other comprehensive loss at September 30, 2008.

In 2007 and 2006 we voluntarily contributed $8.0 million and $450.0 million, respectively, to our U.S. qualified pension plan trust.

The accumulated benefit obligation for our pension plans is $2,316.7 million as of the 2008 measurement date and $2,316.4 million as of the 2007 measurement date.

We use an actuarial measurement date of June 30 to measure our benefit obligations, plan assets and to calculate our net periodic benefit cost for pension and other postretirement benefits.

Net Periodic Benefit Cost Assumptions

Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2008	2007	2006	2008	2007	2006
U.S. Plans
Discount rate	6.50%	6.50%	5.25%	6.25%	6.50%	5.00%
Expected return on plan assets	8.00%	8.00%	8.50%	—	—	—
Compensation increase rate	4.15%	4.19%	4.06%	—	—	—
Non-U.S. Plans
Discount rate	4.98%	4.60%	4.18%	5.25%	5.50%	5.00%
Expected return on plan assets	6.38%	5.83%	5.90%	—	—	—
Compensation increase rate	2.87%	2.62%	2.62%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Net Benefit Obligation Assumptions

Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2008	2007	2008	2007
U.S. Plans
Discount rate	6.75%	6.50%	6.50%	6.25%
Compensation increase rate	4.20%	4.15%	—	—
Healthcare cost trend rate(1)	—	—	10.00%	9.00%
Non-U.S. Plans
Discount rate	5.49%	4.98%	6.00%	5.25%
Compensation increase rate	3.01%	2.86%	—	—
Healthcare cost trend rate(2)	—	—	8.75%	9.50%

(1)

The healthcare cost trend rate reflects the estimated increase in gross medical claims costs as required to be disclosed by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross healthcare cost trend rate will decrease to 5.50% in 2017.

(2)	Decreasing to 4.50% in 2017.

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

	Allocation Range	Target Allocation	September 30,
Asset Category			2008	2007
Equity Securities	50% - 70%	56%	54%	65%
Debt Securities	20% - 75%	41%	42%	34%
Other	0% - 15%	3%	4%	1%

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

As of September 30, 2008 and 2007, our pension plans do not own our common stock.

In certain countries in which we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Benefits — (Continued)

Estimated Future Payments

We expect to contribute approximately $31.2 million related to our worldwide pension plans and $20.3 million to our postretirement benefit plans in 2009.

The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2009	$124.6	$20.3
2010	128.7	20.6
2011	135.2	21.2
2012	142.2	20.8
2013	148.8	20.3
2014 – 2018	849.9	92.4

Other Postretirement Benefits

A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage Point Increase		One-Percentage Point Decrease
	2008	2007	2008	2007
Increase (decrease) to total of service and interest cost components	$0.2	$0.4	$(0.2)	$(0.3)
Increase (decrease) to postretirement benefit obligation	1.9	1.7	(1.6)	(1.4)

Pension Benefits

Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) as of the 2008 and 2007 measurement dates (June 30) are as follows (in millions):

	2008	2007
Projected benefit obligation	$153.1	$165.7
Accumulated benefit obligation	133.8	146.8
Fair value of plan assets	3.4	18.3

Defined Contribution Savings Plans

We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $33.3 million in 2008, $24.3 million in 2007, and $23.4 million in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Discontinued Operations

The following is a summary of the composition of income from discontinued operations included in the Consolidated Statement of Operations (in millions):

	2007	2006
Power Systems net income from operations	$42.3	$100.1
Gain on sale of Power Systems (net of tax expense of $192.2 million)	868.2	—
ElectroCraft net loss from operations	—	(0.3)
ElectroCraft loss on sale (net of tax benefit of $0.9)	—	(1.4)
Other	8.0	(3.0)

Income from discontinued operations	$918.5	$95.4

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

Other

During 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded a net charge of $1.6 million ($1.0 million after tax) related to resolutions of certain claims and professional service fees related to discontinued operations matters, offset by a benefit related to legal matters associated with the former Rockwell International Corporation’s (RIC’s) operation of the Rocky Flats facility for the U.S. Department of Energy (DOE).

In 2006, we recorded a $5.0 million ($3.0 million after tax) accrual for legal contingencies related to RIC’s operation of the Rocky Flats facility for the DOE.

Summarized Results

Summarized results of Power Systems and ElectroCraft operations are (in millions):

	Four Months Ended January 31, 2007	Year Ended September 30, 2006
Sales	$340.7	$1,005.0

Income before income taxes	$69.6	$157.4
Income tax expense	(27.3)	(57.6)

Net income	$42.3	$99.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Special Charges

In the fourth quarter of 2008, we recorded special charges of $50.7 million ($34.0 million after tax or $0.23 per diluted share) related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. This current year charge was partially offset by the reversal of $4.0 million ($3.6 million net of tax or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions, as employee attrition differed from our original estimates.

The 2008 restructuring actions include workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units. The majority of the charges relate to severance benefits recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits – An Amendment of FASB Statements No. 5 and 43. In the Consolidated Statement of Operations for the year ended September 30, 2008, $4.1 million of the special charges was recorded in cost of sales, while $46.6 million was recorded in selling, general and administrative expenses. We expect total cash expenditures associated with the 2008 actions to be approximately $50.7 million. We made no significant payments related to these charges before September 30, 2008.

During 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. In the Consolidated Statement of Operations for the year ended September 30, 2007, $21.8 million of the special charges was recorded in cost of sales, while $21.7 million was recorded in selling, general and administrative expenses. We paid $16.6 million related to these charges during the year ended September 30, 2008 and $5.3 million during the year ended September 30, 2007. Accruals remaining under our 2007 restructuring actions were $15.8 million at September 30, 2008.

15.	Other Income

The components of other income are (in millions):

	2008	2007	2006
Net gain on dispositions of securities, property and investment	$5.0	$5.4	$20.2
Interest income	28.1	29.6	7.9
Royalty income	3.7	1.8	2.8
Earnings on equity method investments	—	—	1.7
Environmental charges	(1.7)	(13.9)	(4.2)
Dividend income	0.3	12.1	1.4
(Losses) gains on deferred compensation plans	(5.0)	3.7	1.8
Other	(11.9)	(5.4)	1.8

Other income	$18.5	$33.3	$33.4

Our pre-tax gain on the sale of our 50 percent interest in RSC of $19.9 million is included in 2006 net gain on dispositions of securities, property and investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes

Selected income tax data from continuing operations (in millions):

	2008	2007	2006
Components of income before income taxes:
United States	$459.9	$509.2	$509.6
Non-United States	349.0	279.4	226.2

Total	$808.9	$788.6	$735.8

Components of the income tax provision:
Current:
United States	$152.0	$169.6	$131.8
Non-United States	91.4	97.1	54.3
State and local	4.0	(3.7)	17.3

Total current	247.4	263.0	203.4

Deferred:
United States	(13.0)	(20.6)	3.8
Non-United States	(3.0)	(20.5)	(0.5)
State and local	(0.1)	(2.6)	(0.2)

Total deferred	(16.1)	(43.7)	3.1

Income tax provision	$231.3	$219.3	$206.5

Total income taxes paid	$265.8	$427.3	$214.7

Income taxes paid included $7.9 million during 2008 and $190.0 million during 2007 related to the gain on sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.

During 2008, income from continuing operations included a benefit of $5.6 million related to the resolution of various tax matters and claims.

During 2007, income from continuing operations included a benefit of $21.7 million related to the resolution of certain tax matters and claims related to closure of the 2005 U.S. federal audit cycle and various state tax audits.

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

•	$27.2 million related to the reversal of valuation allowances on capital loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

Effective Tax Rate Reconciliation

The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.6	1.2	2.0
Non-United States taxes	(5.5)	(4.0)	(2.3)
Foreign tax credit utilization	(0.5)	(0.4)	0.3
Employee stock ownership plan benefit	(0.3)	(0.5)	(0.5)
Tax refund claims	—	(0.4)	(0.2)
Reversal of valuation allowances	(0.5)	(0.1)	(3.7)
Tax benefits on export sales	—	(0.5)	(1.1)
Domestic manufacturing deduction	(0.6)	—	—
Resolution of prior period tax matters	(0.7)	(2.3)	(3.6)
Other	1.1	(0.2)	2.2

Effective income tax rate	28.6%	27.8%	28.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

Deferred Taxes

The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2008	2007
Current deferred income tax assets:
Compensation and benefits	$16.0	$16.5
Product warranty costs	12.6	13.2
Inventory	42.0	36.6
Allowance for doubtful accounts	10.5	6.5
Deferred credits	30.9	24.8
Returns, rebates and incentives	31.9	31.1
Self-insurance reserves	1.7	2.4
Restructuring reserves	15.7	3.4
Net operating loss carryforwards	0.1	0.1
State tax credit carryforwards	—	0.1
Other — net	28.6	35.5

Current deferred income tax assets	190.0	170.2

Long-term deferred income tax assets (liabilities):
Retirement benefits	67.3	$(1.5)
Property	(68.5)	(61.4)
Intangible assets	(16.9)	1.9
Environmental reserves	13.2	7.9
Share-based compensation	26.2	16.5
Self-insurance reserves	10.2	10.9
Deferred gains	6.0	6.3
Restructuring reserves	—	6.2
Net operating loss carryforwards	49.3	26.3
Capital loss carryforwards	27.7	29.7
U.S. federal tax credit carryforwards	1.4	—
State tax credit carryforwards	6.5	4.9
Other — net	42.8	20.2

Subtotal	165.2	67.9
Valuation allowance	(45.1)	(42.6)

Net long-term deferred income tax assets	120.1	25.3

Total deferred income tax assets	$310.1	$195.5

Total deferred tax assets were $441.2 million at September 30, 2008 and $303.6 million at September 30, 2007. Total deferred tax liabilities were $86.0 million at September 30, 2008 and $65.5 million at September 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

We have not provided U.S. deferred taxes for any portion of $1,239.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes which may be payable upon distribution.

We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

Tax attributes and related valuation allowances at September 30, 2008 are (in millions):

Tax Attribute to be Carried Forward	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$1.6	$1.0	2011-2017
Non-United States net operating loss carryforward	24.8	11.6	Indefinite
Non-United States capital loss carryforward	27.0	27.0	Indefinite
United States net operating loss carryforward	13.1	—	2011-2027
United States tax credit carryforward	1.4	—	2018-2028
State and local net operating loss carryforward	10.0	—	2009-2028
State tax credit carryforward	6.4	0.4	2011-2026
State capital loss carryforward	0.7	0.7	2009-2011

Subtotal — tax carryforwards	85.0	40.7
Other deferred tax assets	4.4	4.4	Indefinite

Total	$89.4	$45.1

The valuation allowance increased $2.5 million in 2008 and increased $5.8 million in 2007.

Unrecognized Tax Benefits

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

We adopted the provisions of FIN 48 as of October 1, 2007. As a result, we recognized a $6.7 million decrease in shareowners’ equity. As of the date of adoption, the amount of unrecognized tax benefits was $116.5 million ($71.4 million, net of $45.1 million of offsetting indirect tax benefits). The amount of unrecognized tax benefits that would have reduced our effective tax rate if recognized was $37.6 million. The balance of $33.8 million was attributable to discontinued operations and would not have impacted the effective tax rate for continuing operations if recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Income Taxes — (Continued)

A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, for 2008 is as follows (in millions):

Balance as of October 1, 2007	$116.5
Additions based on tax positions related to the current year	14.5
Additions based on tax positions related to prior years	0.1
Reductions based on tax positions related to prior years	(1.3)
Reductions related to settlements with taxing authorities	(2.3)
Reductions related to lapses of statute of limitations	(0.8)
Reduction due to effect of foreign currency translation	(0.9)

Balance as of September 30, 2008	$125.8

As of September 30, 2008, the amount of unrecognized tax benefits was $125.8 million ($76.6 million, net of $49.2 million of offsetting indirect tax benefits). The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $43.2 million. The balance of $33.4 million was attributable to discontinued operations and would not impact the effective tax rate for continuing operations if recognized.

We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $10 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $24.0 million and $2.0 million at September 30, 2008 and $16.8 million and $2.0 million at September 30, 2007, respectively. We recognized $8.3 million of interest and $0.3 million of penalties during 2008.

We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2006 through 2008, Wisconsin tax returns for 2003 through 2008, and tax returns for other major states and foreign jurisdictions for 1998 through 2008 remain subject to examination by taxing authorities.

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

We have been designated as a potentially responsible party at 12 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2008 to be $10.0 million, of which $4.2 million has been accrued.

Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2008, we have estimated the total reasonably possible costs we could incur from these matters to be $87.6 million. We have recorded

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingent Liabilities — (Continued)

environmental accruals for these matters of $29.1 million. In addition to the above matters, we assumed certain other environmental liabilities related to Federal Pacific Electric, a former subsidiary of Reliance, in connection with the 1995 acquisition of Reliance, which we have retained following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We are substantially indemnified by ExxonMobil Corporation (Exxon) for matters for which we gave Exxon notice by December 29, 2006. At September 30, 2008, we have recorded a liability of $22.7 million and a receivable of $21.6 million for these matters. We estimate the total reasonably possible costs for these matters to be $27.3 million for which we are substantially indemnified by Exxon. Matters arising after December 29, 2006 are not indemnified by Exxon.

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

Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. The application of FIN 47 resulted in a charge, net of tax, of $17.7 million included in the Consolidated Statement of Operations for the year ended September 30, 2006 as the cumulative effect of a change in accounting principle. At September 30, 2008, we have recorded liabilities for these asset retirement obligations of $5.1 million in other current liabilities and $22.8 million in other liabilities. We recorded $5.3 million in other current liabilities and $21.8 million in other liabilities for these obligations at September 30, 2007.

Pro forma amounts, as if FIN 47 had been applied for all periods, are (in millions, except per share amounts):

2006
Net income, as reported	$607.0
Add: FIN 47 cumulative effect adjustment, net of tax	17.7
Less: FIN 47 depreciation and accretion expense, net of tax	(1.0)

Pro forma net income	$623.7

Earnings per share:
Basic — as reported	$3.44

Basic — pro forma	$3.53

Diluted — as reported	$3.37

Diluted — pro forma	$3.47

Pro forma asset retirement obligation, end of period	$28.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingent Liabilities — (Continued)

Lease Commitments

Rental expense was $116.3 million in 2008, $97.7 million in 2007 and $88.3 million in 2006. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $275.4 million as of September 30, 2008 and are payable as follows (in millions):

2009	$67.8
2010	49.5
2011	40.0
2012	33.4
2013	20.8
Beyond 2013	63.9

Total	$275.4

Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $3.7 million as of September 30, 2008 and are primarily receivable in 2009. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

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

In connection with the divestiture of our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing), we agreed to indemnify Boeing for certain matters related to operations of the A&D Business for periods prior to the divestiture. We have recorded an accrual of $4.5 million for these matters. In connection with the spin-offs of our former automotive component systems business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters.

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, including certain damages pertaining to the Foreign Corrupt Practices Act, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $27.6 million, of which $10.5 million has been accrued in other current liabilities and $12.9 million has been accrued in other liabilities at September 30, 2008. We recorded $9.6 million and $16.1 million in other current liabilities and other liabilities, respectively, at September 30, 2007 for these indemnifications.

In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products, the divestiture of businesses and the licensing of intellectual property. Due to the number of agreements containing such provisions, we are unable to estimate the maximum potential future payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information

Rockwell Automation is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon these criteria, we organized our products and services into two operating segments: Architecture & Software and Control Products & Solutions.

Architecture & Software

The Architecture & Software segment contains all of the elements of our integrated control and information architecture capable of controlling the customer’s plant floor and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products including:

•

Control platforms that perform multiple control disciplines and monitoring of applications, including discrete, batch, continuous process, drives control, motion control and machine safety control. Our platform products include programmable logic controllers, electronic operator interface devices, electronic input/output devices, communication and networking products, industrial computers and condition based monitoring systems. The information-enabled Logix controllers provide integrated multi-discipline control that is modular and scaleable.

•

Software products that include configuration and visualization software used to operate and supervise control platforms, advanced process control software and manufacturing execution software (MES) that addresses information needs between the factory floor and a customer’s enterprise business system. Examples of MES applications are production scheduling, asset management, tracking, genealogy and manufacturing business intelligence.

•	Other Architecture & Software products, including rotary and linear motion control products, sensors and machine safety components.

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

Solutions and services comprise approximately 55 percent of the segment’s sales and includes products that we manufacture or purchase from others, to the extent that these products are sold through our solution and service offerings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information — (Continued)

The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2008	2007	2006
Sales:
Architecture & Software	$2,419.7	$2,221.3	$2,059.2
Control Products & Solutions	3,278.1	2,782.6	2,497.2

Total	$5,697.8	$5,003.9	$4,556.4

Segment operating earnings:
Architecture & Software	$584.7	$587.7	$533.9
Control Products & Solutions	440.5	397.0	339.9

Total	1,025.2	984.7	873.8
Purchase accounting depreciation and amortization	(24.2)	(16.4)	(10.6)
General corporate-net	(77.2)	(72.8)	(90.7)
Interest expense	(68.2)	(63.4)	(56.6)
Special charges	(46.7)	(43.5)	—
Gain on sale of investment	—	—	19.9

Income from continuing operations before income taxes and cumulative effect of accounting change	$808.9	$788.6	$735.8

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

The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2008	2007	2006
Identifiable assets:
Architecture & Software	$1,337.3	$1,163.6	$1,030.0
Control Products & Solutions	1,928.8	1,921.3	1,391.5
Corporate	1,326.0	1,460.9	1,410.3

Total	$4,592.1	$4,545.8	$3,831.8

Depreciation and amortization:
Architecture & Software	$51.1	$52.8	$49.4
Control Products & Solutions	60.1	47.7	55.9
Corporate	1.1	1.0	1.5

Total	112.3	101.5	106.8
Purchase accounting depreciation and amortization	24.2	16.4	10.6

Total	$136.5	$117.9	$117.4

Capital expenditures for property:
Architecture & Software	$34.1	$14.7	$29.3
Control Products & Solutions	34.4	27.5	31.2
Corporate	82.5	88.8	61.8

Total	$151.0	$131.0	$122.3

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $198.3 million, $179.7 million and $144.4 million at September 30, 2008, 2007 and 2006, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $82.3 million, $87.1 million and $60.7 million in 2008, 2007 and 2006, respectively, that will be shared by our operating segments.

We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2008	2007	2006	2008	2007	2006
United States	$2,850.8	$2,687.0	$2,599.0	$416.4	$392.3	$370.8
Canada	396.4	341.1	332.1	12.4	13.7	11.9
Europe, Middle East and Africa	1,319.0	1,054.2	832.6	53.0	56.9	49.0
Asia-Pacific	717.2	588.8	521.4	43.7	35.3	28.5
Latin America	414.4	332.8	271.3	28.3	12.1	8.3

Total	$5,697.8	$5,003.9	$4,556.4	$553.8	$510.3	$468.5

We attribute sales to the geographic regions based on the country of destination.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segment Information — (Continued)

In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in 2008, 2007 and 2006 were between 9 and 10 percent of our total sales.

19.	Quarterly Financial Information (Unaudited)

	2008 Quarters				2008
	First	Second	Third	Fourth(a)
	(in millions, except per share amounts)
Sales	$1,331.9	$1,406.6	$1,475.0	$1,484.3	$5,697.8
Gross profit	575.5	571.3	605.6	588.3	2,340.7
Income from continuing operations before income taxes	219.0	199.7	213.5	176.7	808.9
Income from continuing operations	156.6	142.8	152.6	125.6	577.6
Net income	156.6	142.8	152.6	125.6	577.6
Basic earnings per share:
Continuing operations	1.05	0.97	1.04	0.87	3.94
Net income	1.05	0.97	1.04	0.87	3.94
Diluted earnings per share:
Continuing operations	1.04	0.96	1.03	0.87	3.90
Net income	1.04	0.96	1.03	0.87	3.90

(a)	Income from continuing operations includes net special charges of $46.7 million ($30.4 million after tax or $0.21 per diluted share). See Note 14 for more information.

	2007 Quarters				2007
	First	Second(b)	Third	Fourth
	(in millions, except per share amounts)
Sales	$1,146.3	$1,206.5	$1,280.6	$1,370.5	$5,003.9
Gross profit	497.6	474.5	551.1	574.1	2,097.3
Income from continuing operations before income taxes	186.9	143.4	227.1	231.2	788.6
Income from continuing operations	130.9	107.1	167.5	163.8	569.3
Income (loss) from discontinued operations(a)	298.2	622.2	(3.3)	1.4	918.5
Net income	429.1	729.3	164.2	165.2	1,487.8
Basic earnings per share:
Continuing operations	0.78	0.66	1.09	1.09	3.59
Discontinued operations(a)	1.77	3.86	(0.02)	0.01	5.78
Net income	2.55	4.52	1.07	1.10	9.37
Diluted earnings per share:
Continuing operations	0.76	0.65	1.07	1.07	3.53
Discontinued operations(a)	1.74	3.80	(0.02)	0.01	5.70
Net income	2.50	4.45	1.05	1.08	9.23

(a)	See Note 13 for more information on discontinued operations.

(b)	Income from continuing operations includes special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share). See Note 14 for more information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 16 to the Consolidated Financial Statements, on October 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As described in Note 12 to the Consolidated Financial Statements, on September 30, 2007, the Company adopted Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R.

/s/    DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

November 17, 2008

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2008, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.

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

Changes in Internal Control Over Financial Reporting

As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the fourth quarter of 2008, we deployed new business processes and functionality of the system related to our travel and expense reporting, time reporting, and purchasing functions to certain locations. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. In the fourth quarter of 2008, we also launched a pilot deployment to one business at a location in Mexico. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2009-2012.

There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Company

Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Information about Director Nominees and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2009 Proxy Statement.

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

Item 11.    Executive Compensation

The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Director Compensation and Compensation Committee Report in the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Stock Ownership by Certain Beneficial Owners and Ownership of Equity Securities by Directors and Executive Officers in the 2009 Proxy Statement.

The following table provides information as of September 30, 2008 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by shareowners	8,868,693	(1)	$43.91	7,686,643	(2)
Equity compensation plans not approved by shareowners	14,000	(3)	16.05	—

Total	8,882,693		43.86	7,686,643

(1)

Represents outstanding options and shares issuable in payment of outstanding performance shares and restricted stock units under our 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)

Represents 7,341,498 and 345,145 shares available for future issuance under our 2008 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively. After September 30, 2008, 216,810 potential shares to be delivered under performance share awards were forfeited under the 2000 Plan and are now available for future awards under the 2008 Plan.

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

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the 2009 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section entitled Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2009 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries).

Consolidated Balance Sheet, September 30, 2008 and 2007

Consolidated Statement of Operations, years ended September 30, 2008, 2007 and 2006

Consolidated Statement of Cash Flows, years ended September 30, 2008, 2007 and 2006

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2008, 2007 and 2006

Consolidated Statement of Comprehensive Income, years ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule for the years ended September 30, 2008, 2007 and 2006

Page
Schedule II — Valuation and Qualifying Accounts	S-1

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

3-b-l

By-Laws of the Company, as amended and restated effective September 3, 2008, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 8, 2008, are hereby incorporated by reference.

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

4-a-4	Form of certificate for the Company’s 5.65% Notes due December 31, 2017, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 3, 2007, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

4-a-5

Form of certificate for the Company’s 6.25% Debentures due December 31, 2037, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 3, 2007, is hereby incorporated by reference.

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

*10-b-14	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2008.

*10-b-15

Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-16	Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on September 3, 2008.

*10-b-17

Form of Restricted Stock Unit Agreement under Section 6 of the Company’s 2003 Director’s Stock Plan, as amended, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

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

*10-d-8

Memorandum of Amendments to the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

*10-d-9

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

*10-d-12

Memorandum of Proposed Amendment and Restatement of the Company’s 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-d-13

Forms of Stock Option Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 1, 2007, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-d-14

Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded after December 1, 2007, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-d-15

Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for performance shares awarded after December 1, 2007, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-d-16

Copy of resolutions of the Board of Directors of the Company, adopted December 5, 2007 and effective February 6, 2008, amending the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

*10-e-1	Copy of the Company’s 2008 Long-Term Incentives Plan, filed as Exhibit 4-c to Registration Statement on Form S-8 (No. 333-150019), is hereby incorporated by reference.

*10-e-2

Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is hereby incorporated by reference.

*10-e-3	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan.

*10-f

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

*10-g-2

Memorandum of Proposed Amendment and Restatement of the Company’s Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

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

*l0-i-2	Copy of the Company’s Incentive Compensation Plan, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated September 7, 2005, is hereby incorporated by reference.

*10-i-3

Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2008, contained in the Company’s Current Report on Form 8-K dated December 10, 2007, is hereby incorporated by reference.

*10-j-1

Change of Control Agreement dated as of November 9, 2007 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

*10-j-2

Form of Change of Control Agreement dated as of November 9, 2007 between the Company and each of Theodore D. Crandall, Steven A. Eisenbrown, Douglas M. Hagerman, John P. McDermott and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated November 15, 2007, is hereby incorporated by reference.

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

10-q-1

Purchase Agreement, dated as of November 6, 2006, by and among Rockwell Automation, Inc., Rockwell Automaton of Ohio, Inc., Rockwell Automation Canada Control Systems, Grupo Industrias Reliance S.A. de C.V., Rockwell Automation GmbH (formerly known as Rockwell International GmbH) and Baldor Electric Company, contained in the Company’s Current Report on Form 8-K dated November 9, 2006, is hereby incorporated by reference.

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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2008.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

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
David M. Dorgan Vice President and Controller
(Principal Accounting Officer)

Dated: November 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 21st day of November 2008 by the following persons on behalf of the registrant and in the capacities indicated.

KEITH D. NOSBUSCH*
Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director
BETTY C. ALEWINE* Director

VERNE G. ISTOCK* Director
BARRY C. JOHNSON* Director
WILLIAM T. MCCORMICK, JR.* Director
DONALD R. PARFET* Director
BRUCE M. ROCKWELL* Director
DAVID B. SPEER* Director
JOSEPH F. TOOT, JR.* Director

*By	/s/ DOUGLAS M. HAGERMAN
Douglas M. Hagerman, Attorney-in-fact**

**By authority of powers of attorney filed herewith

SCHEDULE II

ROCKWELL AUTOMATION, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended September 30, 2008, 2007 and 2006

	Balance at Beginning of Year	Additions			Deductions(b)	Balance at End of Year
Description		Charged to Costs and Expenses	Charged to Other Accounts
	(in millions)
*Year ended September 30, 2008
Allowance for doubtful accounts (a)	$15.2	$7.0	$—		$2.0	$20.2
Allowance for customer returns, rebates and incentives	128.6	195.3	—		186.1	137.8
Allowance for excess and obsolete inventory	36.3	15.4	—		12.0	39.7
Valuation allowance for deferred tax assets	42.6	2.3	4.4		4.2	45.1
*Year ended September 30, 2007
Allowance for doubtful accounts (a)	$14.0	$4.0	$—		$2.8	$15.2
Allowance for customer returns, rebates and incentives	111.2	166.3	—		148.9	128.6
Allowance for excess and obsolete inventory	31.4	16.7	—		11.8	36.3
Valuation allowance for deferred tax assets	36.8	6.2	2.5		2.9	42.6
*Year ended September 30, 2006
Allowance for doubtful accounts (a)	$17.9	$0.7	$—		$4.6	$14.0
Allowance for customer returns, rebates and incentives	109.1	177.4	—		175.3	111.2
Allowance for excess and obsolete inventory	35.5	15.4	—		19.5	31.4
Valuation allowance for deferred tax assets	55.3	1.5	8.6	(c)	28.6	36.8

(a)	Includes allowances for current and other long-term receivables.

(b)

Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory, customer account credits charged against reserves for customer returns, rebates and incentives and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

(c)	Relates to 2006 audit adjustments from tax authorities.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

10-b-14	Summary of Non-Employee Director Compensation and Benefits, as of October 1, 2008.

10-b-16	Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on September 3, 2008.

10-e-3	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2008.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.