Form 10-Q
period 2008-12-31
ROCKWELL AUTOMATION INC
filed 2009-02-06
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended	December 31, 2008

Commission file number	1-12383

Rockwell Automation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Second Street, Milwaukee, Wisconsin 53204
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number,
including area code	(414) 382-2000

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

141,778,742 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2008.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$554.0	$582.2
Receivables	824.0	959.9
Inventories	600.5	575.5
Deferred income taxes	169.3	190.0
Other current assets	213.2	129.0

Total current assets	2,361.0	2,436.6

Property, net	539.3	553.8
Goodwill	870.9	915.0
Other intangible assets, net	227.2	250.8
Deferred income taxes	118.5	120.1
Prepaid pension	139.0	138.4
Other assets	143.4	178.9

TOTAL	$4,399.3	$4,593.6

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$175.1	$100.1
Accounts payable	362.1	437.3
Compensation and benefits	145.8	210.0
Income taxes payable	37.1	39.4
Other current liabilities	472.2	516.3

Total current liabilities	1,192.3	1,303.1

Long-term debt	904.5	904.4
Retirement benefits	379.1	386.8
Other liabilities	304.6	310.5

Commitments and contingent liabilities (Note 13)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,283.2	1,280.9
Retained earnings	4,554.4	4,486.1
Accumulated other comprehensive loss	(425.4)	(319.0)
Common stock in treasury, at cost (shares held: December 31, 2008, 74.6; September 30, 2008, 73.2)	(4,009.8)	(3,975.6)

Total shareowners’ equity	1,618.8	1,688.8

TOTAL	$4,399.3	$4,593.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended December 31,
	2008	2007
Sales
Products and solutions	$1,069.6	$1,207.2
Services	119.6	124.7

	1,189.2	1,331.9
Cost of Sales
Products and solutions	(635.4)	(671.8)
Services	(83.4)	(84.6)

	(718.8)	(756.4)

Gross profit	470.4	575.5

Selling, general and administrative expenses	(313.4)	(348.6)
Other (expense) income	(2.5)	10.1
Interest expense	(15.0)	(18.0)

Income before income taxes	139.5	219.0
Income tax provision	(23.9)	(62.4)

Income from continuing operations	115.6	156.6

Income from discontinued operations	2.8	—

Net income	$118.4	$156.6

Basic earnings per share:
Continuing operations	$0.82	$1.05
Discontinued operations	0.02	—

Net income	$0.84	$1.05

Diluted earnings per share:
Continuing operations	$0.81	$1.04
Discontinued operations	0.02	—

Net income	$0.83	$1.04

Cash dividends per share	$0.29	$0.29

Weighted average outstanding shares:
Basic	141.6	148.7

Diluted	142.2	151.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	Three Months Ended December 31,
	2008	2007
Continuing operations:
Operating activities:
Net income	$118.4	$156.6
Income from discontinued operations	2.8	—

Income from continuing operations	115.6	156.6

Adjustments to arrive at cash provided by operating activities:
Depreciation	23.9	23.1
Amortization of intangible assets	8.4	8.2
Share-based compensation expense	4.6	6.8
Retirement benefits expense	11.8	11.3
Pension trust contributions	(7.5)	(9.3)
Net loss (gain) on disposition of securities and property	0.4	(6.1)
Income tax benefit from the exercise of stock options	—	0.2
Excess income tax benefit from the exercise of stock options	(0.4)	(2.9)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	88.8	1.0
Inventories	(45.8)	(48.1)
Accounts payable	(54.9)	(43.4)
Compensation and benefits	(55.0)	(37.2)
Income taxes	5.8	24.5
Other assets and liabilities	(46.9)	16.8

Cash provided by operating activities	48.8	101.5

Investing activities:
Capital expenditures	(27.4)	(26.3)
Acquisition of business, net of cash acquired	—	(61.6)
Proceeds from sale of securities and property	1.3	36.3
Other investing activities	0.8	—

Cash used for investing activities	(25.3)	(51.6)

Financing activities:
Net issuance (repayments) of short-term debt	75.0	(173.0)
Issuance of long-term debt, net of financing costs	—	494.3
Repayments of long-term debt	—	(1.3)
Cash dividends	(41.0)	(43.3)
Purchases of treasury stock	(53.5)	(97.5)
Proceeds from the exercise of stock options	3.9	9.6
Excess income tax benefit from the exercise of stock options	0.4	2.9
Other financing activities	(0.2)	(0.1)

Cash (used for) provided by financing activities	(15.4)	191.6

Effect of exchange rate changes on cash	(36.3)	6.9

Cash (used for) provided by continuing operations	(28.2)	248.4

Discontinued operations:
Cash used for discontinued operating activities	—	(5.6)

Cash used for discontinued operations	—	(5.6)

(Decrease) increase in cash and cash equivalents	(28.2)	242.8
Cash and cash equivalents at beginning of period	582.2	624.2

Cash and cash equivalents at end of period	$554.0	$867.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

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

Receivables

Receivables are stated net of allowances for doubtful accounts of $18.2 million at December 31, 2008 and $17.4 million at September 30, 2008. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.1 million at December 31, 2008 and $13.2 million at September 30, 2008.

Income Taxes

We account for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). We determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more-likely-than-not recognition threshold, we determine the amount of benefit to recognize in the financial statements.

At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items and items that are reported net of their related tax effects. We recognize the tax effect of significant unusual or extraordinary items and items that are reported net of their tax effects in the period in which they are realizable. See Note 14 for further details regarding income taxes.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three months ended December 31, 2008, share-based compensation awards for 8.0 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2007, share-based compensation awards for 2.3 million shares were excluded from the diluted EPS calculation because they were antidilutive.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended December 31,
	2008	2007
Weighted average outstanding shares
Basic weighted average outstanding shares	141.6	148.7
Effect of dilutive securities
Stock options	0.5	2.2
Restricted stock	0.1	0.1

Diluted weighted average outstanding shares	142.2	151.0

Non-Cash Financing Activities

In December 2007, we repurchased 86,000 shares of our common stock for $6.0 million that did not settle until January 2008. These outstanding purchases were recorded in accounts payable at December 31, 2007.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Tax Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R), Share-Based Payment. We adopted EITF 06-11 effective October 1, 2008. EITF 06-11 did not have a material effect on our financial statements or related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Accounting Policies—(Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS 159 effective October 1, 2008. In doing so, we did not elect to measure any items under the fair value option allowed by SFAS 159 that were not already required to be measured at fair value. As such, the implementation of this standard did not have any impact on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted SFAS 157 for financial assets and liabilities effective October 1, 2008. SFAS 157 will be effective for us for non-financial assets and liabilities beginning in fiscal 2010. The adoption of SFAS 157 did not have a material effect on our financial statements for financial assets and liabilities; see Note 10 for the expanded disclosures presented in accordance with the requirements of SFAS 157. We do not believe the adoption of SFAS 157 for non-financial assets and liabilities will have a material effect on our financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), became effective for us as of September 30, 2007. SFAS 158 requires us to recognize an asset or liability in our consolidated balance sheet reflecting the funded status of our pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS 158 will require us to measure the funded status on the date of our annual audited Consolidated Balance Sheet as of September 30, 2009. In doing so, we will record a reduction in retained earnings of approximately $12.4 million.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), and other accounting principles generally accepted in the United States. FSP FAS 142-3 will apply to us beginning in fiscal 2010. We do not believe FSP FAS 142-3 will have a material effect on our financial statements and related disclosures.

In March 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. EITF 08-3 is effective for us beginning in fiscal 2010. We do not believe EITF 08-3 will have a material effect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for us beginning in fiscal 2010. We do not believe SFAS 160 will have a material effect on our financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Share-Based Compensation

We recognized $4.6 million and $6.8 million in share-based compensation expense in income from continuing operations before income taxes during the three-months ended December 31, 2008 and 2007, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of all shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Three months ended December 31,
	2008		2007
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	2,766	$7.75	1,533	$17.68
Performance shares	192	31.82	121	70.32
Restricted stock awards	85	29.37	60	67.83

3.	Acquisitions

In November 2007, our Architecture & Software segment acquired Pavilion Technologies, Inc. (Pavilion), a privately held company that engages in advanced process control, production optimization and environmental compliance solutions for process and hybrid industries. We recorded goodwill of $34.6 million and intangible assets of $26.1 million resulting from the final purchase price allocation of this acquisition. Intangible assets include $24.2 million for technology (17-year weighted average useful life), $1.1 million for customer relationships (16-year weighted average useful life) and $0.8 million for other intangible assets (4-year weighted average useful life).

We acquired CEDES Safety & Automation AG (CEDES) and Incuity Software, Inc. (Incuity) in May 2008. Swiss-based CEDES is a supplier of safety and measuring light curtains, as well as other safety and non-safety optoelectronics, control units and related accessories for industrial applications. Incuity is a supplier of Enterprise Manufacturing Intelligence (EMI) software, which provides real-time intelligence for business decision support to improve operations and reduce production waste by providing valuable management insight into a company’s operations.

We recorded intangible assets of $17.0 million and goodwill of $34.4 million resulting from the preliminary purchase price allocations of the CEDES and Incuity acquisitions, which are pending the finalization of the intangible asset valuations and other matters. Preliminary intangible assets assigned include $9.8 million to technology (10-year weighted average useful life), $5.4 million to customer relationships (8-year weighted average useful life) and $1.8 million to other intangible assets (5-year weighted average useful life).

We assigned the full amount of goodwill for Pavilion, CEDES and Incuity to our Architecture & Software segment. None of the goodwill recorded is expected to be deductible for local tax purposes. The results of operations of the acquired businesses have been included in our Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the individual effects of these acquisitions are not material to our results of operations and financial position.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Inventories

Inventories consist of (in millions):

	December 31, 2008	September 30, 2008
Finished goods	$240.4	$237.0
Work in process	152.9	125.9
Raw materials, parts, and supplies	207.2	212.6

Inventories	$600.5	$575.5

We report inventories net of the allowance for excess and obsolete inventory of $41.5 million at December 31, 2008 and $39.7 million at September 30, 2008.

5.	Property

Property consists of (in millions):

	December 31, 2008	September 30, 2008
Land	$4.7	$5.2
Buildings and improvements	273.5	273.6
Machinery and equipment	1,083.0	1,089.8
Internal use software	304.7	300.0
Construction in progress	42.0	46.8

Total	1,707.9	1,715.4
Less accumulated depreciation	(1,168.6)	(1,161.6)

Property, net	$539.3	$553.8

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2008 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2008	$396.6	$518.4	$915.0
Translation and other	(16.9)	(27.2)	(44.1)

Balance as of December 31, 2008	$379.7	$491.2	$870.9

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Goodwill and Other Intangible Assets—(Continued)

Other intangible assets consist of (in millions):

	December 31, 2008
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$128.7	$81.9	$46.8
Customer relationships	50.4	6.5	43.9
Technology	81.3	26.6	54.7
Other	35.9	19.5	16.4

Total amortized intangible assets	296.3	134.5	161.8
Intangible assets not subject to amortization	65.4	—	65.4

Total	$361.7	$134.5	$227.2

	September 30, 2008
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$126.6	$77.9	$48.7
Customer relationships	52.7	5.6	47.1
Technology	84.9	25.4	59.5
Other	50.8	26.0	24.8

Total amortized intangible assets	315.0	134.9	180.1
Intangible assets not subject to amortization	70.7	—	70.7

Total	$385.7	$134.9	$250.8

Our Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.

Estimated amortization expense is $34.2 million in 2009, $28.0 million in 2010, $25.0 million in 2011, $21.6 million in 2012 and $14.9 million in 2013.

We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of each year.

7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	December 31, 2008	September 30, 2008
Advance payments from customers and deferred revenue	$168.2	$161.6
Customer returns, rebates and incentives	115.8	124.6
Unrealized losses on foreign exchange contracts	15.9	16.2
Product warranty obligations	34.3	33.5
Taxes other than income taxes	22.0	39.1
Accrued interest	15.0	15.6
Special charges	49.1	66.5
Other	51.9	59.2

Other current liabilities	$472.2	$516.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Product Warranty Obligations

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

Changes in the product warranty obligations for the three months ended December 31, 2008 and 2007 are (in millions):

	Three Months Ended December 31,
	2008	2007
Balance at beginning of period	$33.5	$34.9
Warranties recorded at time of sale	9.7	9.8
Adjustments to pre-existing warranties	—	(0.2)
Settlements of warranty claims	(8.9)	(10.4)

Balance at end of period	$34.3	$34.1

9.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	December 31, 2008	September 30, 2008
5.65% notes, payable in 2017	250.0	250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.5)	(45.6)

Long-term debt	$904.5	$904.4

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

On October 26, 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our $600.0 million credit facility remains in effect and we have not drawn down under it at December 31, 2008 or September 30, 2008. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at December 31, 2008 and September 30, 2008. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $165.0 million at December 31, 2008 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three months ended December 31, 2008 and 2007 were not significant.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Long-term and Short-term Debt—(Continued)

Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $175.0 million at December 31, 2008 and $100.0 million at September 30, 2008. At December 31, 2008 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.36 percent and 14 days, respectively. At September 30, 2008, the weighted average interest rate and maturity period of the commercial paper outstanding were 2.25 percent and six days, respectively.

10.	Fair Value Measurement

We adopted SFAS 157 for our financial assets and liabilities effective October 1, 2008. SFAS 157 will be effective for our non-financial assets and liabilities beginning in fiscal 2010. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3: Unobservable inputs for the asset or liability.

We use foreign currency forward exchange contracts to manage certain foreign currency risks. These contracts offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies expected to occur within the next two years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under accounting principles generally accepted in the United States. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.

We value our foreign currency forward exchange contracts using a market approach, as described by SFAS 157. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not made any changes to our valuation techniques during the three months ended December 31, 2008.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 were (in millions):

Significant Other Observable Inputs (Level 2)
Assets
Foreign currency forward exchange contracts	$67.7
Liabilities
Foreign currency forward exchange contracts	(29.6)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2008	2007
Service cost	$13.9	$14.5
Interest cost	38.4	37.4
Expected return on plan assets	(47.5)	(48.3)
Amortization:
Prior service cost	(1.1)	(1.1)
Net actuarial loss	4.2	4.9

Net periodic benefit cost	$7.9	$7.4

	Other Postretirement Benefits
	Three Months Ended December 31,
	2008	2007
Service cost	$0.9	$1.0
Interest cost	3.3	3.4
Amortization:
Prior service cost	(2.7)	(3.6)
Net actuarial loss	2.4	3.1

Net periodic benefit cost	$3.9	$3.9

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Comprehensive Income

Comprehensive income consists of (in millions):

	Three Months Ended December 31,
	2008	2007
Net income	$118.4	$156.6
Other comprehensive (loss) income:
Unrecognized pension and postretirement benefit plan liabilities	1.4	1.6
Currency translation adjustments	(121.0)	11.5
Net unrealized gains (losses) on cash flow hedges	13.4	(0.3)
Other	(0.2)	(1.5)

Other comprehensive (loss) income	(106.4)	11.3

Comprehensive income	$12.0	$167.9

13.	Commitments and Contingent Liabilities

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

We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are thousands of claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our former Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We are also responsible for half of the costs and liabilities associated with asbestos cases against the former Rockwell International Corporation’s (RIC’s) divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.

We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide administers the Kemper buyout funds and has entered into a cost share agreement to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Commitments and Contingent Liabilities—(Continued)

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

We have, from time to time, divested certain of our businesses. In connection with these divestitures, certain lawsuits, claims and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances, the divested business has assumed the liabilities; however, it is possible that we might be responsible to satisfy those liabilities if the divested business is unable to do so.

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

In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify the purchaser, Baldor Electric Company (Baldor), for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, including certain damages pertaining to the Foreign Corrupt Practices Act, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale.

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

The effective tax rate for the quarter ended December 31, 2008 was 17.1 percent. During the first quarter of 2009, we recognized benefits totaling $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit.

The amount of unrecognized tax benefits was $119.3 million ($74.1 million, net of $45.2 million of indirect tax benefits) at December 31, 2008 and $125.8 million ($76.6 million, net of $49.2 million of indirect tax benefits) at September 30, 2008. The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $40.7 million at December 31, 2008 and $43.2 million at September 30, 2008. The balance of $33.4 million at December 31, 2008 and September 30, 2008 was attributable to discontinued operations and would not impact the effective tax rate for continuing operations if recognized.

We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $13.0 million ($11.0 million, net of $2.0 million of indirect tax benefits) during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations. There was no material change of the amount of unrecognized tax benefits in the first three months of 2009.

We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $23.4 million and $2.0 million at December 31, 2008 and $24.0 million and $2.0 million at September 20, 2008, respectively.

We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2007 through 2008, Wisconsin tax returns for 2003 through 2008, and tax returns for other major states and foreign jurisdictions for 1998 through 2008 remain subject to examinations by taxing authorities.

15.	Special Charges

In the fourth quarter of 2008, we recorded special charges of $50.7 million ($34.0 million after tax or $0.23 per diluted share) related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. Actions included workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units. This charge was partially offset in the fourth quarter of 2008 by the reversal of $4.0 million ($3.6 million net of tax or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions, as employee attrition differed from our original estimates. We paid $14.0 million related to the 2008 restructuring actions during the quarter ended December 31, 2008. Accruals remaining under our 2008 restructuring actions after currency translation were $34.7 million at December 31, 2008.

During 2007, we recorded special charges of $43.5 million ($27.7 million after tax or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. We paid $1.4 million related to these charges during the quarter ended December 31, 2008 and $2.7 million during the quarter ended December 31, 2007. Accruals remaining under our 2007 restructuring actions after currency translation were $14.4 million at December 31, 2008.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Business Segment Information

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2008	2007
Sales
Architecture & Software	$506.4	$577.9
Control Products & Solutions	682.8	754.0

Total	$1,189.2	$1,331.9

Segment operating earnings
Architecture & Software	$109.6	$148.5
Control Products & Solutions	68.0	109.0

Total	177.6	257.5
Purchase accounting depreciation and amortization	(5.0)	(6.3)
General corporate – net	(18.1)	(14.2)
Interest expense	(15.0)	(18.0)
Income tax provision	(23.9)	(62.4)

Income from continuing operations	$115.6	$156.6

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

In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the first quarter of 2009 were approximately 9 percent of our total sales, compared to approximately 10 percent in the first quarter of 2008.

17.	Discontinued Operations

In the first quarter of 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2008 and 2007. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income for the year then ended (not presented herein); and in our report dated November 17, 2008, we expressed an unqualified opinion on those consolidated financial statements, and such report expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2008 and Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R, on September 30, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 3, 2009

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

Results of Operations

Forward-Looking Statement

This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “expect”, “project”, “plan”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

•

economic changes in global markets where we compete, such as currency exchange rates, inflation rates, recession, interest rates and the volatility and disruption of the capital and credit markets for us, our customers, and our suppliers;

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our North American distribution channel;

•	the availability and price of components and materials;

•	the ability of our divested businesses to satisfy certain obligations that they have assumed;

•	successful execution of our cost productivity, restructuring and globalization initiatives;

•	our ability to execute strategic actions, including acquisitions and integration of acquired businesses; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 for more information.

Non-GAAP Measures

The following discussion includes organic sales and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for reconciliations of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

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

•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of targeted industries;

•	expand our served market by increasing our ability to meet our customers’ needs in the areas of process control, safety and information software;

•

look for potential acquisitions that serve as catalysts to organic growth and add complementary technology, expand our served market, increase our domain expertise and/or continue our geographic diversification; and

•	foster a robust productivity culture.

As we execute our long-term growth and performance strategy, we expect to provide value for our shareowners through revenue and earnings growth, free cash flow generation and superior returns over the long term.

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

We believe that process automation is the largest growth opportunity for our company. Our Logix architecture enables us to compete effectively with traditional Distributed Control Systems (DCS) control solutions for many process applications. It has the ability to integrate information across the plant floor to the enterprise systems and the external supply chain. Our Logix architecture continues to be an important differentiator and the anchor of our comprehensive automation offerings.

ROCKWELL AUTOMATION, INC.

We have one of the most comprehensive safety offerings in the industry, as our portfolio contains both machine and process safety products. We see significant potential in the growing safety market. We successfully integrated safety into the Logix platform with our launch of GuardLogix® safety controllers. Our safety products are designed to bring a dual benefit to our customers: a safe environment for their employees and productivity in their operations.

Through internal investment and acquisitions, we have expanded our capability in the area of plant-wide information. This opportunity involves software and solutions that link the plant floor to the enterprise business systems.

Our broad power and motor control offering is one of our core competencies. Many of our motor control products are intelligent, configurable and manageable. These products enhance the availability, efficiency and safe operation of our customers’ critical plant assets.

We augment our product portfolio with solutions and service offerings to achieve greater customer intimacy. We have grown our repeatable solutions, which enables us to gain efficiency, drive innovation and improve the global deployment of our solutions to our customers. The combination of our leading technologies, such as integrated architecture, with the industry-specific domain expertise of our people, enables us to deliver effective solutions to our customers’ manufacturing challenges.

Global Expansion and Enhanced Market Access

As the manufacturing world continues to globalize, we must be able to meet our customers’ needs in emerging markets. We will continue to add delivery resources and expand our sales force in emerging markets over the long term. We currently have more than half of our employees outside the U.S., and achieved our goal of about 50 percent of our revenues outside of the U.S. during 2008.

As we enter markets with considerable growth potential and expand our global footprint, we will seek to continue to broaden the portfolio of products, services and solutions that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing and customer facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America and eastern Europe have the potential to exceed global GDP rates, due to higher levels of infrastructure investment and the growing role of consumer spending in these markets. We believe that increased demand for consumer products in these markets will drive manufacturing investment and provide us with additional growth opportunities in the future.

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

We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, water/wastewater and forest products. Companies in these industries are encouraged to invest in capacity and productivity when there are higher commodity prices and higher global demand for basic materials.

Factors such as geographic expansion, investment in new model introductions and more flexible manufacturing technologies have caused customers in the transportation industry to purchase our products, services and solutions.

ROCKWELL AUTOMATION, INC.

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

Acquisitions

In January 2009, we purchased the assets of Xi’An Hengsheng Science & Technology Limited. This acquisition advances our globalization strategy and strengthens our ability to deliver project management and engineering solutions primarily to our customers in China.

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

Our acquisition of Incuity positions us for continued growth in the information solutions market. Incuity’s enterprise manufacturing intelligence offerings enables us to accelerate specific aspects of our plant-wide information strategy and extends the capabilities of our integrated architecture.

We believe that Pavilion’s expertise in advanced process control, production optimization and environmental compliance solutions paired with our Logix architecture positions us to help our customers create a more agile, efficient and productive environment. It also benefits, in particular, our process growth initiative.

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends

In the first quarter of 2009, sales to U.S. customers accounted for 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since September 2007. U.S. Industrial Equipment Spending declined slightly in fiscal 2008 and declined sharply in December 2008. Capacity Utilization steadily declined since September 2007, with a more significant reduction in the last two quarters, due to a pronounced reduction in overall demand for manufactured goods. The PMI remained near 50 during the first three quarters of fiscal 2008, but declined significantly in the last two quarters, indicating expected weakness in the U.S. manufacturing sector. The Industrial Production Index gradually increased from September 2007 through March of 2008, followed by a decline in the last three quarters. As key economic indicators and projections continue to weaken, we have seen a significant deceleration in customer demand. We are operating in a period of unprecedented volatility and uncertainty with respect to the U.S. economy. We therefore expect the remainder of 2009 to be a challenging year.

	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)	PMI	Industrial Production Index
Fiscal 2009
Quarter ended:
December 2008	$174.4	75.0	32.4	105.5

Fiscal 2008
Quarter ended:
September 2008	182.2	77.6	43.5	108.8
June 2008	183.2	79.7	50.2	111.3
March 2008	182.0	80.7	48.6	112.3
December 2007	179.9	81.0	48.4	112.2

Fiscal 2007
Quarter ended:
September 2007	185.2	81.3	50.5	112.1

Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Regional Trends

In the first quarter of 2009, sales to non-U.S. customers accounted for 46 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Strength in demand has historically been driven, in part, by investments in infrastructure in developing economies, investments in basic materials production capacity in response to higher end-product pricing and expanding consumer markets.

We use changes in global GDP as one indication of the growth opportunities in each region where we do business. In the first quarter of fiscal 2009, increases in worldwide GDP have slowed, and in some regions have declined, due to the economic downturn in the global economy. GDP indicators and projections continue to weaken, and we are seeing a deceleration in customer demand worldwide. We have observed the most significant effects of the GDP growth deceleration in the developed economies of Canada and Western Europe. Negative GDP growth is expected for all mature markets in the near future. We expect the GDP growth rates of Asia-Pacific, Latin America and Eastern Europe to continue to exceed global GDP growth, although we expect substantially lower growth rates in comparison to recent history. We are operating in a rapidly declining economic environment that will result in very challenging business conditions for the remainder of 2009.

Revenue by Geographic Region

The table below presents our sales for the quarter ended December 31, 2008 by geographic region and the change in sales from the quarter ended December 31, 2007 (in millions, except percentages):

	Three Months Ended Dec. 31, 2008(1)	Change vs. Three Months Ended Dec. 31, 2007	Change in Organic Sales vs. Three Months Ended Dec. 31, 2007(2)
United States	$641.2	(4)%	(4)%
Canada	66.1	(31)%	(14)%
Europe, Middle East and Africa	248.8	(18)%	(9)%
Asia-Pacific	142.3	(13)%	(2)%
Latin America	90.8	(7)%	10%

Total Sales	$1,189.2	(11)%	(5)%

(1)	We attribute sales to the geographic regions based upon country of destination.
(2)	Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

2009 First Quarter Compared to 2008 First Quarter

	Three Months Ended December 31,
	2008	2007
Sales
Architecture & Software	$506.4	$577.9
Control Products & Solutions	682.8	754.0

Total	$1,189.2	$1,331.9

Segment operating earnings
Architecture & Software	$109.6	$148.5
Control Products & Solutions	68.0	109.0
Purchase accounting depreciation and amortization	(5.0)	(6.3)
General corporate – net	(18.1)	(14.2)
Interest expense	(15.0)	(18.0)
Income tax provision	(23.9)	(62.4)

Income from continuing operations	115.6	156.6
Income from discontinued operations	2.8	—

Net income	$118.4	$156.6

Diluted earnings per share:
Continuing operations	$0.81	$1.04
Discontinued operations	0.02	—

Net income	$0.83	$1.04

Diluted weighted average outstanding shares	142.2	151.0

See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

ROCKWELL AUTOMATION, INC.

2009 First Quarter Compared to 2008 First Quarter—(Continued)

Sales

(in millions, except per share amounts)	2009	2008	Change
Sales	$1,189.2	$1,331.9	$(142.7)
Income from continuing operations	115.6	156.6	(41.0)
Diluted earnings per share from continuing operations	0.81	1.04	(0.23)

Sales decreased 11 percent in the first quarter of 2009 compared to the first quarter of 2008. The effects of currency translation contributed 6 percentage points to the decrease. We experienced a significant decline in customer demand during the second half of the quarter due to deteriorating economic, financial and credit market conditions in all regions and most industries. Sales to customers in the United States declined 4 percent as compared to the first quarter of 2008, as plant shutdowns occurred and production slowed across many industries, especially transportation. The impact of current global economic conditions was most prominent in Canada and Europe, Middle East and Africa (EMEA), with organic sales declines of 14 percent and 9 percent, respectively, as compared to the first quarter of 2008. The Canadian sales decline was driven by weakness in automotive and general manufacturing in the eastern half of the country. EMEA weakness occurred in all industries as well as to OEM customers, due to a large number of plant shutdowns and production slowdowns. Organic sales in Asia-Pacific declined by 2 percent compared to the first quarter of 2008. We realized rates of growth in China and emerging countries of Asia-Pacific, which was more than offset by declines in organic sales in the developed countries of the Asia-Pacific region. We achieved organic growth in Latin America of 10 percent as compared to the first quarter of 2008, as the region continued to benefit from demand in resource-based industries.

In the first quarter of 2009, approximately 46 percent of our sales were to non-U.S. customers, compared to 50 percent in the first quarter of 2008. The decline is mostly due to currency exchange rates, as 49 percent of organic sales in the first quarter of 2009 were to non-U.S. customers.

In the first quarter of 2009, we experienced growth in our process initiative, demonstrating progress in our revenue base diversification strategy. We also realized growth in resource-based industries, which continued to benefit from infrastructure spending and the continued demand for oil, gas and other resources, particularly in emerging markets. Sales to home and personal care customers decreased at about our average rate of decline. Sales to customers in the life sciences, metals and transportation industries decreased at a rate greater than our average rate of decline.

Purchase Accounting Depreciation and Amortization

Purchase accounting depreciation and amortization was $5.0 million in the first quarter of 2009 compared to $6.3 million in the same period in the prior year.

General Corporate-Net

General corporate expenses were $18.1 million in the first quarter of 2009 compared to $14.2 million in the first quarter of 2008. The increase was primarily due to a gain recognized in the first quarter of 2008 in connection with the divestiture of Power Systems.

Interest Expense

Interest expense was $15.0 million in the first quarter of 2009 compared to $18.0 million in the first quarter of 2008. The decrease was due to lower interest rates on outstanding debt.

ROCKWELL AUTOMATION, INC.

2009 First Quarter Compared to 2008 First Quarter—(Continued)

Income Taxes

The effective tax rate for the first quarter of 2009 was 17.1 percent compared to 28.5 percent in the first quarter of 2008. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent because we benefited from lower non-U.S. tax rates and the utilization of foreign tax credits. The 2009 rate was lower than 2008 as we benefited from a lower proportionate share of forecasted income in higher tax rate jurisdictions as compared to 2008. We also recognized benefits totaling $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit in the first quarter of 2009.

Income from Continuing Operations

Income from continuing operations decreased 26 percent in the first quarter of 2009 to $115.6 million, compared to the first quarter of 2008. The decrease is primarily due to lower volume, inflation and the unfavorable impact of currency exchange rates, partially offset by lower interest expense and a lower effective tax rate.

Architecture & Software

(in millions, except percentages)	2009	2008	Change
Sales	$506.4	$577.9	$(71.5)
Segment operating earnings	109.6	148.5	(38.9)
Segment operating margin	21.6%	25.7%	(4.1)pts

Sales

Architecture & Software sales decreased 12 percent in the first quarter of 2009 compared to the first quarter of 2008. Organic sales decreased 7 percent, as the effects of currency translation contributed 6 percentage points to the decrease offset by 1 percentage point of growth related to acquisitions. Logix sales grew 3 percent in the first quarter of 2009 compared to the first quarter of 2008, which was more than offset by a decline in legacy processor sales. Total processor sales declined due to reduced customer maintenance and repair order (MRO) spending and capital expenditures.

Operating Margin

Architecture & Software segment operating margin decreased 4.1 points to 21.6 percent. The decline was primarily impacted by lower volume.

Control Products & Solutions

(in millions, except percentages)	2009	2008	Change
Sales	$682.8	$754.0	$(71.2)
Segment operating earnings	68.0	109.0	(41.0)
Segment operating margin	10.0%	14.5%	(4.5)pts

Sales

Control Products & Solutions sales decreased 9 percent in the first quarter of 2009 compared to the first quarter of 2008. Currency translation caused 6 percentage points of the decrease. Our solutions and services businesses grew slightly during the quarter, which was more than offset by a decline in sales from our products businesses, primarily due to reduced customer MRO spending.

Operating Margin

Control Products & Solutions segment operating margin decreased by 4.5 points to 10.0 percent. The decrease was primarily due to lower volume, aggravated by mix and inflation.

ROCKWELL AUTOMATION, INC.

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2008	2007
Cash provided by (used for):
Operating activities	$48.8	$101.5
Investing activities	(25.3)	(51.6)
Financing activities	(15.4)	191.6
Effect of exchange rate changes on cash	(36.3)	6.9

Cash (used for) provided by continuing operations	$(28.2)	$248.4

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$48.8	$101.5
Capital expenditures	(27.4)	(26.3)
Excess income tax benefit from the exercise of stock options	0.4	2.9

Free cash flow	$21.8	$78.1

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

Free cash flow was a source of $21.8 million for the three months ended December 31, 2008 compared to a source of $78.1 million for the three months ended December 31, 2007. The decrease in free cash flow is due to a decrease in current year earnings, payments related to special charges taken in the forth quarter of 2008 and a change in the timing of U.S. payroll and interest payments in the first quarter of 2009 as compared to the first quarter of 2008.

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at December 31, 2008 were $175.0 million. The weighted average interest rate on these borrowings was 0.36 percent. At September 30, 2008, commercial paper borrowings outstanding were $100.0 million, with a weighted average interest rate of 2.25 percent.

We repurchased approximately 1.7 million shares of our common stock in the first quarter of 2009. The total cost of these shares was $50.0 million. This is compared to purchases of approximately 1.4 million shares at a cost of $96.0 million in the first quarter of 2008, of which $6.0 million did not settle until January 2008. No share purchases remained unsettled at December 31, 2008. We also paid $3.5 million in the first quarter of 2009 and $7.5 million in the first quarter of 2008 for unsettled share purchases outstanding at September 30, 2008 and 2007, respectively. We may repurchase additional stock in 2009, which will depend ultimately on business conditions, stock price, free cash flow generation and other cash requirements. At December 31, 2008, we had approximately $621.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition—(Continued)

We expect future uses of cash to include repayments of short-term borrowings, dividends to shareowners, capital expenditures, acquisitions of businesses and repurchases of common stock and may include additional contributions to our pension plans. Recent declines in the value of our pension plan assets may impact the amount and timing of future contributions to our pension plans. We currently expect to contribute approximately $31.2 million to our worldwide pension plans and $20.3 million to our postretirement benefit plans in 2009. Contributions to our pension plans beyond 2009 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. We expect capital expenditures in 2009 to be about $130 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 40.0 percent at December 31, 2008 and 37.3 percent at September 30, 2008.

In October 2004, we entered into a five-year $600.0 million unsecured revolving credit facility. Our credit facility remains in effect and we had not drawn down under it at December 31, 2008 or September 30, 2008. Borrowings under our credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of our credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under our credit facility at December 31, 2008 and September 30, 2008. Our credit facility expires in October 2009. We are in active discussions with our bank group to replace the facility with one or more new facilities, and we do not anticipate any problems associated with replacing the credit facility. In addition to our $600.0 million credit facility, short-term unsecured credit facilities of approximately $165.0 million at December 31, 2008 were available to foreign subsidiaries.

The following is a summary of our credit ratings as of December 31, 2008:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-1	A2	Negative
Fitch Ratings	F1	A	Stable

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

We have cash and cash equivalents of $554.0 million at December 31, 2008. We regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

We enter into contracts to hedge certain third-party sales and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. The fair value of our foreign currency forward exchange contracts is a net asset of $38.1 million at December 31, 2008. Contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.

ROCKWELL AUTOMATION, INC.

Financial Condition—(Continued)

We have, from time to time, divested certain of our businesses. In connection with these divestitures, certain lawsuits, claims and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances, the divested business has assumed the liabilities; however, it is possible that we might be responsible to satisfy those liabilities if the divested business is unable to do so. We also have funds on deposit related to certain of these divested businesses, and our recovery of these funds may depend upon such divested businesses’ ability to return these deposits when due.

Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at December 31, 2008, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information

We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency rates and acquisitions. We use organic sales as one measure to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.

The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended December 31, 2008					Three Months Ended December 31, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$641.2	$5.3	$646.5	$(2.4)	$644.1	$671.4
Canada	66.1	16.1	82.2	—	82.2	95.2
Europe, Middle East and Africa	248.8	29.3	278.1	(2.0)	276.1	304.7
Asia-Pacific	142.3	18.4	160.7	(0.1)	160.6	163.4
Latin America	90.8	16.1	106.9	—	106.9	97.2

Total Company Sales	$1,189.2	$85.2	$1,274.4	$(4.5)	$1,269.9	$1,331.9

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2008					Three Ended Months December 31, 2007
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$506.4	$35.8	$542.2	$(4.5)	$537.7	$577.9
Control Products & Solutions	682.8	49.4	732.2	—	732.2	754.0

Total Company Sales	$1,189.2	$85.2	$1,274.4	$(4.5)	$1,269.9	$1,331.9

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at December 31, 2008, there has been no material change to this information.

Environmental

Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at December 31, 2008, there has been no material change to this information.

Recent Accounting Pronouncements

See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at December 31, 2008, there has been no material change to this information.

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

Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the first quarter of 2009, we deployed new business processes and functionality of the system related to our manufacturing, purchasing, distributor order management and travel and expense reporting functions at certain locations in the United States, Mexico and Canada. We also implemented the human resources functionality of the system, including certain time reporting, at locations in Europe, the Middle East and Africa. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new processes and functionality. We also launched a pilot deployment of the system at one sales office for use with sales leads and opportunities. Additional implementations will occur at most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2009-2012.

There has not been any other change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at December 31, 2008, there has been no material change to this information, except that the following replaces the last paragraph under the section entitled “Rocky Flats Plant”:

On May 4, 2005, RIC filed a claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of the Stone suit. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed Stone defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding Stone defense costs to the Civilian Board of Contract Appeals (Board). On July 9, 2007 the Board ruled that RIC was not entitled to be reimbursed for costs incurred by it in defense of the Stone action and that DOE was entitled to be repaid the previously reimbursed costs. As a result of further proceedings, on December 17, 2008 the Board held allowable those costs incurred by RIC in defense of claims other than the three false claims on which it was found liable. The actual amounts that RIC may be required to repay to DOE and that DOE must reimburse RIC will be determined in further proceedings.

Item 1A.	Risk Factors

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at December 31, 2008 there has been no material change to this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of shares that may yet be Purchased Under the Plans or Programs(2)
October 1-31, 2008	1,703,975	$29.34	1,703,975	621,188,198
November 1-30, 2008	—	—	—	621,188,198
December 1-31, 2008	—	—	—	621,188,198

Total	1,703,975	29.34	1,703,975

(1)	Average price paid per share includes brokerage commissions.

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

Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2009, contained in the Company’s Current Report on Form 8-K dated December 9, 2008, is hereby incorporated by reference.

Exhibit 10.2*	-	Directors Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 5, 2008.

Exhibit 10.3*	-	Forms of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan.

Exhibit 10.4*	-	Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan.

Exhibit 10.5*	-	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2008.

Exhibit 15	-	Letter of Deloitte & Touche regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 or the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date:	February 6, 2009	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 6, 2009	By	/s/ DAVID M. DORGAN
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.2	Directors Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 5, 2008.

10.3	Forms of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan.

10.4	Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan.

10.5	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan.

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2008.

15	Letter of Deloitte & Touche regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 or the Sarbanes-Oxley Act of 2002.