Form 10-Q
period 2009-03-31
ROCKWELL AUTOMATION INC
filed 2009-05-07
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
Commission file number 1-12383
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1797617

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1201 South Second Street, Milwaukee, Wisconsin	53204

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (414) 382-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
141,828,126 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2009.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$519.5	$582.2
Receivables	748.1	959.9
Inventories	528.3	575.5
Deferred income taxes	174.6	190.0
Other current assets	167.3	129.0

Total current assets	2,137.8	2,436.6

Property, net	532.7	553.8
Goodwill	881.2	915.0
Other intangible assets, net	227.2	250.8
Deferred income taxes	116.1	120.1
Prepaid pension	139.0	138.4
Other assets	141.7	178.9

TOTAL	$4,175.7	$4,593.6

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$75.1	$100.1
Accounts payable	299.0	437.3
Compensation and benefits	126.7	210.0
Income taxes payable	26.1	39.4
Other current liabilities	472.9	516.3

Total current liabilities	999.8	1,303.1
Long-term debt	904.7	904.4
Retirement benefits	379.2	386.8
Other liabilities	305.9	310.5

Commitments and contingent liabilities (Note 13)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,288.7	1,280.9
Retained earnings	4,551.9	4,486.1
Accumulated other comprehensive loss	(463.7)	(319.0)
Common stock in treasury, at cost (shares held:
March 31, 2009, 74.6; September 30, 2008, 73.2)	(4,007.2)	(3,975.6)

Total shareowners’ equity	1,586.1	1,688.8

TOTAL	$4,175.7	$4,593.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales
Products and solutions	$949.8	$1,274.4	$2,019.4	$2,481.6
Services	108.3	132.2	227.9	256.9

	1,058.1	1,406.6	2,247.3	2,738.5

Cost of Sales
Products and solutions	(613.5)	(744.9)	(1,248.9)	(1,416.7)
Services	(81.0)	(90.4)	(164.4)	(175.0)

	(694.5)	(835.3)	(1,413.3)	(1,591.7)

Gross profit	363.6	571.3	834.0	1,146.8

Selling, general and administrative expenses	(292.8)	(358.3)	(606.2)	(706.9)
Other (expense) income	(0.1)	4.2	(2.6)	14.3
Interest expense	(15.3)	(17.5)	(30.3)	(35.5)

Income from continuing operations before income taxes	55.4	199.7	194.9	418.7
Income tax provision	(14.8)	(56.9)	(38.7)	(119.3)

Income from continuing operations	40.6	142.8	156.2	299.4

Income from discontinued operations	—	—	2.8	—

Net income	$40.6	$142.8	$159.0	$299.4

Basic earnings per share:

Continuing operations	$0.29	$0.97	$1.10	$2.03
Discontinued operations	—	—	0.02	—

Net income	$0.29	$0.97	$1.12	$2.03

Diluted earnings per share:

Continuing operations	$0.29	$0.96	$1.10	$2.00
Discontinued operations	—	—	0.02	—

Net income	$0.29	$0.96	$1.12	$2.00

Cash dividends per share	$0.29	$0.29	$0.58	$0.58

Weighted average outstanding shares:

Basic	141.5	146.9	141.5	147.8

Diluted	142.1	148.7	142.1	149.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2009	2008

Continuing Operations:
Operating Activities:
Net income	$159.0	$299.4
Income from discontinued operations	2.8	—

Income from continuing operations	156.2	299.4

Adjustments to arrive at cash provided by operating activities:
Depreciation	48.1	46.3
Amortization of intangible assets	16.3	19.3
Share-based compensation expense	12.3	15.9
Retirement benefits expense	23.4	22.3
Pension trust contributions	(14.2)	(17.7)
Net gain on disposition of securities and property	(0.2)	(6.1)
Income tax benefit from the exercise of stock options	—	0.2
Excess income tax benefit from share-based compensation	(0.9)	(3.5)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	166.0	(12.2)
Inventories	23.5	(75.1)
Accounts payable	(112.0)	(34.4)
Compensation and benefits	(73.6)	(33.5)
Income taxes	(5.2)	(37.8)
Other assets and liabilities	(21.0)	(23.0)

Cash Provided by Operating Activities	218.7	160.1

Investing Activities:
Capital expenditures	(45.7)	(59.8)
Acquisition of businesses, net of cash acquired	(29.5)	(61.6)
Proceeds from sales of available for sale securities	—	36.3
Proceeds from sale of property	2.9	6.5
Other investing activities	(4.1)	(2.9)

Cash Used for Investing Activities	(76.4)	(81.5)

Financing Activities:
Net (repayments) issuance of short-term debt	(25.0)	147.0
Issuance of long-term debt	—	493.7
Repayments of long-term debt	—	(351.3)
Cash dividends	(82.2)	(85.9)
Purchases of treasury stock	(53.5)	(201.8)
Proceeds from the exercise of stock options	4.8	10.7
Excess income tax benefit from share-based compensation	0.9	3.5
Other financing activities	(2.9)	(0.2)

Cash (Used for) Provided by Financing Activities	(157.9)	15.7

Effect of exchange rate changes on cash	(46.8)	47.9

Cash (Used for) Provided by Continuing Operations	(62.4)	142.2

Discontinued Operations:
Cash Used for Discontinued Operating Activities	(0.3)	(5.7)

Cash Used for Discontinued Operations	(0.3)	(5.7)

(Decrease) Increase in Cash and Cash Equivalents	(62.7)	136.5
Cash and Cash Equivalents at Beginning of Period	582.2	624.2

Cash and Cash Equivalents at End of Period	$519.5	$760.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three- and six-month periods ended March 31, 2009 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

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

Receivables

Receivables are stated net of allowances for doubtful accounts of $18.4 million at March 31, 2009 and $17.4 million at September 30, 2008. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $14.6 million at March 31, 2009 and $13.2 million at September 30, 2008.

Income Taxes

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

Earnings Per Share

We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and six months ended March 31, 2009, share-based compensation awards of 9.2 million and 8.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2008, share-based compensation awards of 2.5 million and 2.4 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Weighted average outstanding shares
Basic weighted average outstanding shares	141.5	146.9	141.5	147.8
Effect of dilutive securities
Stock options	0.5	1.7	0.5	2.0
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average outstanding shares	142.1	148.7	142.1	149.9

Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods, which had only been required to be disclosed annually in the past. FSP FAS 107-1 will become effective for us in the third quarter of 2009. We do not believe FSP FAS 107-1 will have a material effect on our financial statements; we will expand our relevant disclosures upon adoption.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 expands disclosures about plan assets of a defined benefit pension or other postretirement plan. The expanded disclosures include how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will become effective for us at the end of fiscal 2010. We do not believe FSP FAS 132(R)-1 will have a material effect on our financial statements; we will expand our relevant disclosures upon adoption.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies — (Continued)
In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), and other accounting principles generally accepted in the United States. FSP FAS 142-3 will become effective for us in fiscal 2010. We do not believe FSP FAS 142-3 will have a material effect on our financial statements and related disclosures.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which we adopted on January 1, 2009. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments affect an entity’s financial position, financial performance and cash flows; see Note 10 for the expanded disclosures presented in accordance with the requirements of SFAS 161.
In March 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. EITF 08-3 will become effective for us in fiscal 2010. We do not believe EITF 08-3 will have a material effect on our financial statements and related disclosures.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 will become effective for us in fiscal 2010. We do not believe SFAS 160 will have a material effect on our financial statements and related disclosures.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted SFAS 157 for financial assets and liabilities effective October 1, 2008. SFAS 157 will become effective for our non-financial assets and liabilities in fiscal 2010. The adoption of SFAS 157 did not have a material effect on our financial statements for financial assets and liabilities; see Note 10 for the expanded disclosures presented in accordance with the requirements of SFAS 157. We do not believe the adoption of SFAS 157 for non-financial assets and liabilities will have a material effect on our financial statements.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158), became effective for us as of September 30, 2007. SFAS 158 requires us to recognize an asset or liability in our consolidated balance sheet reflecting the funded status of our pension and other postretirement benefit plans, with current-year changes in the funded status recognized in shareowners’ equity. SFAS 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations. Additionally, SFAS 158 will require us to measure the funded status on the date of our annual audited Consolidated Balance Sheet as of September 30, 2009. In doing so, we will record a reduction in retained earnings of approximately $12.4 million related to the change in our measurement date.
2.	Share-Based Compensation
We recognized $7.7 million and $12.3 million in share-based compensation expense in income from continuing operations before income taxes during the three- and six-months ended March 31, 2009, respectively. We recognized $9.1 million and $15.9 million in share-based compensation expense in income from continuing operations before income taxes during the three- and six- months ended March 31, 2008, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and non-employee directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Six Months Ended March 31,
	2009		2008
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	2,788	$7.75	1,554	$17.63
Performance shares	192	31.82	121	70.32
Restricted stock and restricted stock units	86	29.29	70	66.78

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Acquisitions
In January 2009, we acquired the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Company Limited (Hengsheng). Hengsheng delivers automation solutions to the electrical power and other heavy process industries in central and western China. In March 2009, we acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc. (Hinz). Hinz offers industrial control systems engineering and related support, with domain expertise in industrial automation, process control and power distribution, specifically for the oil and gas industry, as well as other resource-based industries, in Canada. We recorded goodwill of $14.9 million, customer relationships of $2.8 million and other intangible assets of $2.9 million resulting from the preliminary purchase price allocations of Hengsheng and Hinz. We expect $11.3 million of the goodwill to be deductible for tax purposes.
In November 2007, our Architecture & Software segment acquired Pavilion Technologies, Inc. (Pavilion), a privately held company that engages in advanced process control, production optimization and environmental compliance solutions for process and hybrid industries. In May 2008, our Architecture & Software segment acquired CEDES Safety & Automation AG (CEDES) and Incuity Software, Inc. (Incuity). Swiss-based CEDES is a supplier of safety and measuring light curtains, as well as other safety and non-safety optoelectronics, control units and related accessories for industrial applications. Incuity is a supplier of Enterprise Manufacturing Intelligence (EMI) software, which provides real-time intelligence for business decision support to improve operations and reduce production waste by providing valuable management insight into a company’s operations.
We recorded intangible assets of $43.1 million and goodwill of $69.0 million resulting from the final purchase price allocation of the Pavilion acquisition and from the preliminary purchase price allocations of the CEDES and Incuity acquisitions, which are pending the completion of certain matters. Intangible assets assigned include $34.0 million to technology (15-year weighted average useful life), $6.6 million to customer relationships (9-year weighted average useful life) and $2.5 million to other intangible assets (4-year weighted average useful life). None of the goodwill recorded is expected to be deductible for tax purposes.
We assigned the full amount of goodwill for Hengsheng and Hinz to our Control Products & Solutions segment and the full amount of goodwill for Pavilion, CEDES and Incuity to our Architecture & Software segment. The results of operations of the acquired businesses have been included in our Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the individual effects of these acquisitions are not material to our results of operations and financial position.
4.	Inventories

Inventories consist of (in millions):

	March 31,	September 30,
	2009	2008

Finished goods	$207.3	$237.0
Work in process	134.6	125.9
Raw materials, parts, and supplies	186.4	212.6

Inventories	$528.3	$575.5

We report inventories net of the allowance for excess and obsolete inventory of $45.0 million at March 31, 2009 and $39.7 million at September 30, 2008.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Property

Property consists of (in millions):

	March 31,	September 30,
	2009	2008
Land	$4.7	$5.2
Buildings and improvements	274.9	273.6
Machinery and equipment	1,079.5	1,089.8
Internal use software	313.0	300.0
Construction in progress	35.9	46.8

Total	1,708.0	1,715.4
Less accumulated depreciation	(1,175.3)	(1,161.6)

Property, net	$532.7	$553.8

6.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended March 31, 2009 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total
Balance as of September 30, 2008	$396.6	$518.4	$915.0
Acquisition of businesses	—	14.9	14.9
Translation and other	(18.5)	(30.2)	(48.7)

Balance as of March 31, 2009	$378.1	$503.1	$881.2

Other intangible assets consist of (in millions):

	March 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$132.7	$85.9	$46.8
Customer relationships	52.4	7.5	44.9
Technology	80.7	28.2	52.5
Other	38.4	20.6	17.8

Total amortized intangible assets	304.2	142.2	162.0
Intangible assets not subject to amortization	65.2	—	65.2

Total	$369.4	$142.2	$227.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Goodwill and Other Intangible Assets — (Continued)

	September 30, 2008
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$126.6	$77.9	$48.7
Customer relationships	52.7	5.6	47.1
Technology	84.9	25.4	59.5
Other	50.8	26.0	24.8

Total amortized intangible assets	315.0	134.9	180.1
Intangible assets not subject to amortization	70.7	—	70.7

Total	$385.7	$134.9	$250.8

The Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.
Estimated amortization expense is $34.7 million in 2009, $29.0 million in 2010, $25.9 million in 2011, $22.4 million in 2012 and $15.6 million in 2013.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2009 and concluded that no impairments exist.
7.	Other Current Liabilities

Other current liabilities consist of (in millions):

	March 31,	September 30,
	2009	2008

Advance payments from customers and deferred revenue	$175.6	$161.6
Customer returns, rebates and incentives	106.7	124.6
Unrealized losses on foreign exchange contracts	10.9	16.2
Product warranty obligations	31.1	33.5
Taxes other than income taxes	21.6	39.1
Accrued interest	15.6	15.6
Restructuring and special items	48.1	66.5
Other	63.3	59.2

Other current liabilities	$472.9	$516.3

8.	Product Warranty Obligations

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Product Warranty Obligations — (Continued)

Changes in the product warranty obligations for the six months ended March 31, 2009 and 2008 are (in millions):

	Six Months Ended
	March 31,
	2009	2008

Balance at beginning of period	$33.5	$34.9
Warranties recorded at time of sale	16.6	21.3
Adjustments to pre-existing warranties	(0.9)	(0.4)
Settlements of warranty claims	(18.1)	(21.6)

Balance at end of period	$31.1	$34.2

9.	Long-term and Short-term Debt

Long-term debt consists of (in millions):

	March 31,	September 30,
	2009	2008
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.3)	(45.6)

Long-term debt	$904.7	$904.4

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
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. The new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under any of our credit facilities at March 31, 2009 or September 30, 2008. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at March 31, 2009 and September 30, 2008. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $159.5 million at March 31, 2009 were available to foreign subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three- and six-months ended March 31, 2009 and 2008 were not significant.
Our short-term debt obligations consist primarily of commercial paper borrowings. Commercial paper borrowings outstanding were $75.0 million at March 31, 2009 and $100.0 million at September 30, 2008. At March 31, 2009, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.41 percent and 18 days, respectively. At September 30, 2008, the weighted average interest rate and maturity period of the commercial paper outstanding were 2.25 percent and six days, respectively.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Derivative Instruments and Fair Value Measurement
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies expected to occur within the next two years (cash flow hedges). Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We also enter into foreign currency forward exchange contracts, which we do not designate as hedging instruments, to offset the transaction gains or losses associated with some of these assets and liabilities.
Our accounting method for derivative financial instruments is based upon accounting principles generally accepted in the United States. We recognize all derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. We report in other comprehensive loss the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods during which the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Condensed Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. All forward exchange contracts are denominated in currencies of major industrial countries. The notional values of our forward exchange contracts outstanding at March 31, 2009 were $832.7 million, of which $392.8 million were designated as cash flow hedges under SFAS 133. Contracts with the most significant notional values relate to transactions denominated in the British pound sterling, United States dollar, Euro and Canadian dollar.
We adopted SFAS 157 for our financial assets and liabilities effective October 1, 2008. SFAS 157 will become effective for our non-financial assets and liabilities in fiscal 2010. SFAS 157 defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. SFAS 157 classifies the inputs used to measure fair value into the following hierarchy:
Level 1: Quoted prices in active markets for identical assets or liabilities.
Level 2: Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3: Unobservable inputs for the asset or liability.
We value our forward exchange contracts using a market approach, as described by SFAS 157. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not changed our valuation techniques during the six months ended March 31, 2009.
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet are (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging		March 31,	September 30,
Instruments under SFAS 133	Balance Sheet Location	2009	2008

Forward exchange contracts	Other current assets	$8.3	$1.0
Forward exchange contracts	Other assets	0.2	0.2
Forward exchange contracts	Other current liabilities	(4.3)	(15.3)
Forward exchange contracts	Other liabilities	(0.1)	(6.2)

Total		$4.1	$(20.3)

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Derivative Instruments and Fair Value Measurement — (Continued)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging		March 31,	September 30,
Instruments under SFAS 133	Balance Sheet Location	2009	2008

Forward exchange contracts	Other current assets	$26.3	$5.1
Forward exchange contracts	Other assets	16.5	4.9
Forward exchange contracts	Other current liabilities	(6.6)	(0.9)
Forward exchange contracts	Other liabilities	(12.3)	(2.2)

Total		$23.9	$6.9

The pre-tax amount of gain (loss) recorded in accumulated other comprehensive loss related to forward exchange contracts designated as cash flow hedges under SFAS 133 that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Forward exchange contracts	$1.6	$(27.0)	$25.7	$(32.1)
Approximately $2.6 million ($1.6 million net of tax) of the net unrealized gains on cash flow hedges as of March 31, 2009 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges under SFAS 133, which offset the related gains and losses on the hedged items during the periods presented was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales	$2.3	$—	$3.7	$—
Cost of sales	(0.7)	(4.8)	0.2	(9.6)

Total	$1.6	$(4.8)	$3.9	$(9.6)

The amount recognized in earnings as a result of ineffective cash flow hedges was not significant.
The pre-tax amount of gain (loss) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Other (expense) income	$(9.2)	$5.2	$17.4	$8.7
Cost of sales	(0.1)	—	(0.1)	(0.1)

Total	$(9.3)	$5.2	$17.3	$8.6

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Retirement Benefits

The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$13.7	$14.4	$27.6	$28.9
Interest cost	38.2	37.4	76.6	74.8
Expected return on plan assets	(47.4)	(48.4)	(94.9)	(96.7)
Amortization:
Prior service cost	(1.2)	(1.2)	(2.3)	(2.3)
Net transition obligation	0.2	0.2	0.2	0.2
Net actuarial loss	4.1	4.8	8.3	9.7

Net periodic benefit cost	$7.6	$7.2	$15.5	$14.6

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$0.9	$0.9	$1.8	$1.9
Interest cost	3.3	3.5	6.6	6.9
Amortization:
Prior service cost	(2.5)	(3.7)	(5.2)	(7.3)
Net actuarial loss	2.3	3.1	4.7	6.2

Net periodic benefit cost	$4.0	$3.8	$7.9	$7.7

12.	Comprehensive Income

Comprehensive (loss) income consists of (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net income	$40.6	$142.8	$159.0	$299.4
Other comprehensive (loss) income:
Unrecognized pension and postretirement benefit plan liabilities	1.4	1.6	2.8	3.2
Currency translation adjustments	(40.1)	96.7	(161.1)	108.2
Unrealized gains (losses) on cash flow hedges, net of tax	0.1	(13.7)	13.5	(14.0)
Realized gains on investment securities	—	—	—	(2.6)
Other	0.3	(0.6)	0.1	0.5

Other comprehensive (loss) income	(38.3)	84.0	(144.7)	95.3

Comprehensive income	$2.3	$226.8	$14.3	$394.7

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Commitments and Contingent Liabilities
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Commitments and Contingent Liabilities — (Continued)
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
14.	Income Taxes
The effective tax rate for the six months ended March 31, 2009 was 19.9 percent. During the first six months of 2009, we recognized benefits totaling $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit.
The amount of unrecognized tax benefits was $122.3 million ($75.8 million net of $46.5 million of indirect tax benefits) at March 31, 2009 and $125.8 million ($76.6 million net of $49.2 million of indirect tax benefits) at September 30, 2008. The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $80.6 million ($42.4 million net of $38.2 million of indirect tax benefits) at March 31, 2009 and $84.1 million ($43.2 million net of $40.9 million of indirect tax benefits) at September 30, 2008. The balance of $41.7 million ($33.4 million net of $8.3 million of indirect tax benefits) at March 31, 2009 and September 30, 2008 was attributable to discontinued operations and would not impact the effective tax rate for continuing operations if recognized.
We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $41.5 million and the amount of indirect tax benefits could be increased by up to $3.0 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations. There was no material change of the amount of unrecognized tax benefits in the first six months of 2009.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $25.4 million and $2.1 million at March 31, 2009 and $24.0 million and $2.0 million at September 30, 2008, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2007 and 2008, Wisconsin tax returns for 2003 through 2008, and tax returns for other major states and countries for 1998 through 2008 remain subject to examinations by taxing authorities.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Restructuring Charges and Special Items
In the second quarter of 2009, we recorded restructuring charges of $20.2 million related to actions designed to better align our cost structure with current economic conditions. The majority of the charges relate to severance benefits recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43. In the Condensed Consolidated Statement of Operations for the three and six months ended March 31, 2009, we recorded $4.1 million of the restructuring charge in cost of sales, and we recorded $16.1 million in selling, general and administrative expenses. We expect total cash expenditures associated with these actions to be approximately $19.4 million. We paid $0.9 million related to these actions during the three months ended March 31, 2009.
In the fourth quarter of 2008, we recorded special items of $50.7 million related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. During 2007, we recorded special items of $43.5 million related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. We paid $29.6 million related to the 2008 and 2007 restructuring actions during the six months ended March 31, 2009 and $8.6 million during the six months ended March 31, 2008. Accruals remaining under these restructuring actions after currency translation and other items are $29.6 million at March 31, 2009.
16.	Segment Information

The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales
Architecture & Software	$393.5	$599.0	$899.9	$1,176.9
Control Products & Solutions	664.6	807.6	1,347.4	1,561.6

Total	$1,058.1	$1,406.6	$2,247.3	$2,738.5

Segment Operating Earnings
Architecture & Software	$33.2	$139.9	$142.8	$288.4
Control Products & Solutions	53.0	100.4	121.0	209.4

Total	86.2	240.3	263.8	497.8
Purchase accounting depreciation and amortization	(4.8)	(6.5)	(9.8)	(12.8)
General corporate — net	(14.7)	(16.6)	(32.8)	(30.8)
Interest expense	(15.3)	(17.5)	(30.3)	(35.5)
Special items	4.0	—	4.0	—
Income tax provision	(14.8)	(56.9)	(38.7)	(119.3)

Income from continuing operations	$40.6	$142.8	$156.2	$299.4

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Segment Information — (Continued)
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales that are within a single legal entity are recorded either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. Costs incurred related to shared segment operating activities are allocated to the segments using a methodology consistent with the expected benefit.
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the first three and six months of 2009 were approximately 9 percent of our total sales, compared to approximately 10 percent in the first three and six months of 2008.
17.	Discontinued Operations
In the six months ended March 31, 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2009 and 2008, and cash flows for the six-month periods ended March 31, 2009 and 2008. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, cash flows, shareowners’ equity and comprehensive income for the year then ended (not presented herein); and in our report dated November 17, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2008 and Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R, on September 30, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
May 4, 2009

ROCKWELL AUTOMATION, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Forward-Looking Statement
This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•
economic changes in global markets where we compete, such as currency exchange rates, inflation rates, recession, interest rates and the volatility and disruption of the capital and credit markets for us, our customers and our suppliers;

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	general global and regional economic, business or industry conditions, including levels of capital spending in industrial markets;

•	the availability, effectiveness and security of our information technology systems;

•	competitive product and pricing pressures;

•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	the uncertainties of litigation;

•	disruption of our distribution channels;

•	the availability and price of components and materials;

•	the ability of our divested businesses to satisfy certain obligations that they have assumed;

•	successful execution of our cost productivity, restructuring and globalization initiatives;

•	our ability to execute strategic actions, including acquisitions and integration of acquired businesses; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing capacity, including upgrades, modifications and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;

•	our customers’ needs for greater productivity, sustainable production (cleaner, safer and more energy efficient), cost reduction, quality assurance and improvement and overall global competitiveness;

•
industry factors that include our customers’ new product introductions, trends in the actual and forecasted demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
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

•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of industries;

•	expand our served market by increasing our ability to meet our customers’ needs in the areas of process control, safety and information software;

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
We believe that process automation is the largest growth opportunity for our company. Our Logix architecture enables us to compete effectively with traditional Distributed Control Systems (DCS) control solutions for many process applications. Our Logix architecture can integrate information across the plant floor to the enterprise systems and the external supply chain. Our Logix architecture continues to be an important differentiator and the anchor of our comprehensive automation offerings.

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
Through internal investment and acquisitions, we have expanded our capability in the area of plant-wide information. This opportunity involves optimizing processes and assets while integrating between the plant floor, enterprise business system and the supply chain.
Our broad power and motor control offering is one of our core competencies. Many of our motor control products are intelligent, configurable and manageable. These products enhance the availability, efficiency and safe operation of our customers’ critical plant assets.
We augment our product portfolio with solutions and service offerings. We have grown our repeatable solutions, which enables us to gain efficiency, drive innovation and improve the global deployment of our solutions to our customers. The combination of our leading technologies, such as integrated architecture, with the industry-specific domain expertise of our people enables us to solve our customers’ manufacturing challenges.
Global Expansion and Enhanced Market Access
As the manufacturing world continues to globalize, we must be able to meet our customers’ needs in emerging markets. We expect to continue to add delivery resources and expand our sales force in emerging markets over the long term. We currently have more than half of our employees outside the U.S., and achieved our goal of about 50 percent of our revenues outside of the U.S. during 2008.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, services and solutions that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing and customer facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America and eastern Europe have the potential to exceed global GDP rates, due to higher levels of infrastructure investment and the growing role of consumer spending in these markets. We believe that increased demand for consumer products in these markets will drive manufacturing investment and provide us with additional growth opportunities in the future.
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
Our consumer industry customers are engaged in the food and beverage, home and personal care and life sciences industries. These customers’ needs include global expansion, incremental capacity from existing facilities, an increasingly flexible manufacturing environment and regulatory compliance. In addition, these customers operate in an environment where product innovation and time to market are critical factors.
We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, water/wastewater and forest products. Companies in these industries typically invest in capacity and productivity when commodity prices are high and global demand for basic materials is increasing.
In the transportation industry, factors such as geographic expansion, investment in new model introductions and more flexible manufacturing technologies influence customers’ purchasing decisions regarding our products, services and solutions.

ROCKWELL AUTOMATION, INC.
Demand for our products, services and solutions across all industries benefits from outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally. The sustainability needs of our customers include energy efficiency and better environmental and safety results. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls and energy-efficient solutions and services. In addition, environmental and safety objectives often spur customers to make investments to ensure compliance and implement sustainable business practices.
Productivity
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. We are in the process of developing and implementing common global process standards and an enterprise-wide information system. These are designed to result in improved profitability that can be used to fund investment in growth and technology and to offset inflation and dilution from acquisitions. Our ongoing productivity initiatives target both cost and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to execute our productivity programs.
Acquisitions
In March 2009, we acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc., which is expected to accelerate our business growth in Canada, in the oil and gas and other resource-based industries.
In January 2009, we purchased the assets and assumed certain liabilities of Xi’An Hengsheng Science & Technology Limited. This acquisition also advances our globalization strategy and strengthens our ability to deliver project management and engineering solutions primarily to our customers in China.
During 2008 we acquired CEDES Safety & Automation AG (CEDES), Incuity Software, Inc. (Incuity) and Pavilion Technologies, Inc. (Pavilion).
With our acquisition of CEDES, we have expanded our comprehensive machine safety component portfolio for our customers worldwide. CEDES is a supplier of safety and measuring light curtains, a leading product offering in the machine safety market.
Our acquisition of Incuity positions us for continued growth in the information solutions market. Incuity’s enterprise manufacturing intelligence offerings, which we have named FactoryTalk® VantagePoint, enable us to accelerate specific aspects of our plant-wide information strategy and extend the capabilities of our integrated architecture.
We believe that Pavilion’s expertise in advanced process control, production optimization and environmental compliance solutions, paired with our Logix architecture, positions us to help our customers create a more agile, efficient and productive environment. It also benefits, in particular, our process growth initiative.
We believe the acquired companies will help us expand our market share and deliver value to our customers.

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
In the second quarter of 2009, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:
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

As key economic indicators and projections weakened, we saw a significant deceleration in customer demand. While there are some signs that economic and market conditions may have stabilized, key economic indicators have been at historically low levels. The table below depicts the trends in these indicators since September 2007. U.S. Industrial Equipment Spending declined slightly in fiscal 2008 and declined sharply in the first two quarters of fiscal 2009. Capacity Utilization steadily declined since September 2007, with a more significant decrease in the most recent quarter, due to a pronounced reduction in overall demand for manufactured goods. The PMI remained near 50 during the first three quarters of fiscal 2008. Since September 2008, the PMI has been significantly below 50, which indicates future expected weakness in the U.S. manufacturing sector. However, the increase in the PMI in March 2009 compared to December 2008 showed signs of possible stabilization. The Industrial Production Index gradually increased from September 2007 through March of 2008, followed by significant declines over the last four quarters. We continue to operate in a period of unprecedented volatility and uncertainty with respect to the U.S. economy.

	Industrial
	Equipment	Capacity		Industrial
	Spending	Utilization		Production
	(in billions)	(percent)	PMI	Index
Fiscal 2009
Quarter ended:
March 2009	$149.5	70.3	36.3	98.8
December 2008	175.1	74.3	32.9	104.5
Fiscal 2008
Quarter ended:
September 2008	182.2	76.9	43.4	108.1
June 2008	183.2	78.9	49.5	110.7
March 2008	182.0	80.1	49.0	112.0
December 2007	179.9	80.4	49.1	112.0
Fiscal 2007
Quarter ended:
September 2007	185.2	80.7	50.5	111.7
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the second quarter of 2009, sales to non-U.S. customers accounted for 49 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Demand has historically been driven, in part, by investments in infrastructure in developing economies, investments in basic materials production capacity in response to higher end-product pricing and expanding consumer markets.
We use changes in global GDP as one indication of the growth opportunities in each region where we do business. GDP slowed considerably in all regions during the second fiscal quarter of 2009, contributing to a significant decline in worldwide customer demand. We have observed the most significant effects of the GDP deceleration in the developed economies of North America, Western Europe and Asia Pacific, all of which are experiencing year-over-year GDP declines. Growth in China, India, and Latin America continues to decelerate, but still exceeds the global average. Markets remain uncertain and our revenue trends are mixed across each region. We are operating in a very weak economic environment that will result in very challenging business conditions for the remainder of 2009.
Revenue by Geographic Region
The table below presents our sales for the quarter ended March 31, 2009 by geographic region and the change in sales from the quarter ended March 31, 2008 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2009(1)	Mar. 31, 2008	Mar. 31, 2008(2)

United States	$538.3	(25%)	(24%)
Canada	62.2	(36%)	(21%)
Europe, Middle East and Africa	244.4	(28%)	(16%)
Asia-Pacific	133.3	(19%)	(9%)
Latin America	79.9	(11%)	12%

Total Sales	$1,058.1	(25%)	(18%)

The table below presents our sales for the six months ended March 31, 2009 by geographic region and the change in sales from the six months ended March 31, 2008 (in millions, except percentages):

			Change in
			Organic Sales
	Six	Change vs. Six	vs. Six
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2009(1)	Mar. 31, 2008	Mar. 31, 2008(2)

United States	$1,179.5	(15%)	(14%)
Canada	128.3	(33%)	(17%)
Europe, Middle East and Africa	493.2	(23%)	(13%)
Asia-Pacific	275.6	(16%)	(5%)
Latin America	170.7	(9%)	11%

Total Sales	$2,247.3	(18%)	(11%)

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
Our 2009 second quarter results reflect the severity of the global economic recession. Market conditions quickly deteriorated across most industries and all regions. As a result of the sharp revenue decline during the quarter, we continued to aggressively adjust our cost structure. During the second quarter of 2009, we made significant progress in our cost reduction actions and we recorded pre-tax restructuring charges of $20.2 million, which included headcount reductions. We also instituted unpaid time off to further reduce payroll costs and suspended the 401(k) match for U.S. employees.
We generated strong free cash flow during the quarter, primarily due to reduced working capital. In particular, inventory was appropriately managed down, consistent with declining sales levels. We also acquired two engineering firms based in China and Canada in the second quarter of 2009 that enhance our global domain expertise and demonstrate our commitment to our long-term diversification strategy. We believe our balance sheet is an important strength, particularly in these uncertain market conditions.
The following tables reflect the sales and operating results for the three and six months ended March 31, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Sales
Architecture & Software	$393.5	$599.0	$899.9	$1,176.9
Control Products & Solutions	664.6	807.6	1,347.4	1,561.6

Total	$1,058.1	$1,406.6	$2,247.3	$2,738.5

Segment Operating Earnings
Architecture & Software	$33.2	$139.9	$142.8	$288.4
Control Products & Solutions	53.0	100.4	121.0	209.4

Purchase accounting depreciation and amortization	(4.8)	(6.5)	(9.8)	(12.8)
General corporate — net	(14.7)	(16.6)	(32.8)	(30.8)
Interest expense	(15.3)	(17.5)	(30.3)	(35.5)
Special items	4.0	—	4.0	—
Income tax provision	(14.8)	(56.9)	(38.7)	(119.3)

Income from continuing operations	40.6	142.8	156.2	299.4

Discontinued operations	—	—	2.8	—

Net income	$40.6	$142.8	$159.0	$299.4

Diluted earnings per share:
Continuing operations	$0.29	$0.96	$1.10	$2.00
Discontinued operations	—	—	0.02	—

Net income	$0.29	$0.96	$1.12	$2.00

Diluted weighted average outstanding shares	142.1	148.7	142.1	149.9

See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

ROCKWELL AUTOMATION, INC.

2009 Second Quarter Compared to 2008 Second Quarter
(in millions, except per share amounts)	2009	2008	Change

Sales	$1,058.1	$1,406.6	$(348.5)
Income from continuing operations	40.6	142.8	(102.2)
Diluted earnings per share from continuing operations	0.29	0.96	(0.67)
Sales
Sales decreased 25 percent in the second quarter of 2009 compared to the second quarter of 2008. The effects of currency translation contributed 7 percentage points to the decrease. We experienced a significant decline in customer demand during the quarter due to weak economic and credit market conditions in all regions and most industries. Sales to customers in the United States declined 25 percent compared to the second quarter of 2008. The impact of current global economic conditions was also felt in Canada, with an organic sales decline of 21 percent as compared to the second quarter of 2008, resulting from continued weakness in the eastern part of the country. Europe, Middle East and Africa (EMEA) organic sales declined 16 percent. Organic sales in Asia-Pacific declined by 9 percent compared to the second quarter of 2008. Organic sales in China grew modestly, which was more than offset by declines in the developed countries of the Asia-Pacific region that depend more heavily on exports. We achieved organic growth in Latin America of 12 percent as compared to the second quarter of 2008, as the region continued to benefit primarily from demand in resource-based industries.
In the second quarter of 2009, we experienced growth in our process initiative, demonstrating progress in our revenue base diversification strategy. These increases were more than offset by sales declines in the transportation, metals and, to a lesser extent, consumer product industries. Sales to customers in the resources-based industries declined at a rate lower than our average rate of decline.
Purchase Accounting Depreciation and Amortization
Purchase accounting depreciation and amortization was $4.8 million in the second quarter of 2009 compared to $6.5 million in the same period in the prior year. The decrease was primarily due to completed amortization of certain intangible assets as well as currency translation.
General Corporate-Net
General corporate expenses were $14.7 million in the second quarter of 2009 compared to $16.6 million in the second quarter of 2008. The decrease was primarily due to lower compensation expense.
Interest Expense
Interest expense was $15.3 million in the second quarter of 2009 compared to $17.5 million in the second quarter of 2008. The decrease was due to lower interest rates on outstanding debt.
Special items
Special items of $4.0 million in the second quarter of 2009 include the reversal of restructuring accruals established in prior years.
Income Taxes
The effective tax rate for the second quarter of 2009 was 26.7 percent compared to 28.5 percent in the second quarter of 2008. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent because we benefited from lower non-U.S. tax rates and our use of foreign tax credits. The 2009 rate was lower than 2008 as we benefited from a lower proportionate share of income in higher tax rate jurisdictions as compared to 2008.

ROCKWELL AUTOMATION, INC.
2009 Second Quarter Compared to 2008 Second Quarter — (Continued)
Income from Continuing Operations
Income from continuing operations decreased 72 percent in the second quarter of 2009 to $40.6 million, compared to the second quarter of 2008. The decrease is primarily due to lower volume, but is also due to restructuring charges and unfavorable mix, all partially offset by cost reductions and a lower effective tax rate.
Architecture & Software

(in millions, except percentages)	2009	2008	Change
Sales	$393.5	$599.0	$(205.5)
Segment operating earnings	33.2	139.9	(106.7)
Segment operating margin	8.4%	23.4%	(15.0	)pts
Sales
Architecture & Software sales decreased 34 percent in the second quarter of 2009 compared to the second quarter of 2008. The effects of currency translation contributed 6 percentage points to the decrease. Logix sales declined 18 percent in the second quarter of 2009 compared to the second quarter of 2008.
Operating Margin
Architecture & Software segment operating margin decreased 15.0 points to 8.4 percent. The decline was primarily due to a sharp decline in organic sales and restructuring charges, partially offset by cost reductions.
Control Products & Solutions

(in millions, except percentages)	2009	2008	Change
Sales	$664.6	$807.6	$(143.0)
Segment operating earnings	53.0	100.4	(47.4)
Segment operating margin	8.0%	12.4%	(4.4	)pts
Sales
Control Products & Solutions sales decreased 18 percent in the second quarter of 2009 compared to the second quarter of 2008. Currency translation caused 8 percentage points of the decrease. Our solutions and services businesses grew slightly during the quarter, which was more than offset by a decline in sales by our products businesses.
Operating Margin
Control Products & Solutions segment operating margin decreased by 4.4 points to 8.0 percent. The decrease was primarily due to lower volume, restructuring charges and unfavorable mix, partially offset by cost reductions.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

(in millions, except per share amounts)	2009	2008	Change
Sales	$2,247.3	$2,738.5	$(491.2)
Income from continuing operations	156.2	299.4	(143.2)
Diluted earnings per share from continuing operations	1.10	2.00	(0.9)
Sales
Sales decreased 18 percent in the first six months of 2009 compared to the first six months of 2008. The effects of currency translation contributed 7 percentage points to the decrease. We experienced a significant decline in customer demand during the first six months of 2009 due to deteriorating economic, financial and credit market conditions in most regions and industries. Sales to customers in the United States declined 15 percent as compared to the first six months of 2008, as plant shutdowns occurred and production slowed across many industries. The Canadian organic sales decline of 17 percent was driven by weakness in transportation and general manufacturing in the eastern half of the country. Sales to customers in EMEA declined 13 percent organically. EMEA weakness occurred in all industries as well as to OEM customers, due to a large number of plant shutdowns and production slowdowns. Organic sales in Asia-Pacific declined by 5 percent compared to the first six months of 2008. We realized organic growth in China and emerging countries of Asia-Pacific, which was more than offset by declines in organic sales in the developed countries of the Asia-Pacific region that depend more heavily on exports. We achieved organic growth in Latin America of 11 percent as compared to the first six months of 2008, as the region continued to benefit from demand in resource-based industries.
In the first six months of 2009, we experienced growth in our process initiative, demonstrating progress in our revenue base diversification strategy, and in resource-based industries, which continued to benefit from infrastructure spending in emerging markets. These increases were more than offset by sales declines in the transportation, metals and, to a lesser extent, consumer product industries.
Purchase Accounting Depreciation and Amortization
Purchase accounting depreciation and amortization was $9.8 million in the first six months of 2009 compared to $12.8 million in the same period in the prior year. The decrease was primarily due to completed amortization of certain intangible assets as well as currency translation.
General Corporate — Net
General corporate expenses were $32.8 million in the first six months of 2009 compared to $30.8 million in the first six months of 2008. The increase was primarily due to a gain recognized in the first six months of 2008 in connection with the divestiture of Power Systems, partially offset by lower compensation expense.
Interest Expense
Interest expense was $30.3 million in the first six months of 2009 compared to $35.5 million in the first six months of 2008. The decrease was due to lower interest rates on outstanding debt.
Special items
Special items of $4.0 million in the first six months of 2009 include the reversal of restructuring accruals established in prior years.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008 — (Continued)
Income Taxes
The effective tax rate for the first six months of 2009 was 19.9 percent compared to 28.5 percent in the first six months of 2008. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent because we benefited from lower non-U.S. tax rates and our use of foreign tax credits. The 2009 rate was lower than 2008 as we benefited from a lower proportionate share of income in higher tax rate jurisdictions as compared to 2008. We also recognized benefits totaling $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit in the first six months of 2009.
Income from Continuing Operations
Income from continuing operations decreased 48 percent in the first six months of 2009 to $156.2 million, compared to the first six months of 2008. The decrease is primarily due to lower volume, but is also due to inflation, unfavorable mix, restructuring charges and the unfavorable impact of currency exchange rates, all partially offset by cost reductions and a lower effective tax rate.
Architecture & Software

(in millions, except percentages)	2009	2008	Change
Sales	$899.9	$1,176.9	$(277.0)
Segment operating earnings	142.8	288.4	(145.6)
Segment operating margin	15.9%	24.5%	(8.6	)pts
Sales
Architecture & Software sales decreased 24 percent in the first six months of 2009 compared to the first six months of 2008. Organic sales decreased 18 percent, as the effects of currency translation contributed approximately 7 percentage points to the decrease offset by growth from acquisitions of approximately 1 percentage point. Logix sales declined 8 percent in the first six months of 2009 compared to the first six months of 2008.
Operating Margin
Architecture & Software segment operating margin decreased 8.6 points to 15.9 percent. The decline was primarily due to a sharp decline in organic sales and restructuring charges, partially offset by cost reductions.
Control Products & Solutions

(in millions, except percentages)	2009	2008	Change
Sales	$1,347.4	$1,561.6	$(214.2)
Segment operating earnings	121.0	209.4	(88.4)
Segment operating margin	9.0%	13.4%	(4.4	)pts
Sales
Control Products & Solutions sales decreased 14 percent in the first six months of 2009 compared to the first six months of 2008. Currency translation caused 7 percentage points of the decrease. Our solutions and services businesses grew slightly during the first six months of 2009 compared to the same period of 2008, which was more than offset by a decline in sales by our products businesses.
Operating Margin
Control Products & Solutions segment operating margin decreased by 4.4 points to 9.0 percent. The decrease resulted primarily from lower volume, unfavorable mix, inflation and restructuring charges, partially offset by cost reductions.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended
	March 31,
	2009	2008
Cash provided by (used for):
Operating activities	$218.7	$160.1
Investing activities	(76.4)	(81.5)
Financing activities	(157.9)	15.7
Effect of exchange rate changes on cash	(46.8)	47.9

Cash (used for) provided by continuing operations	$(62.4)	$142.2

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$218.7	$160.1
Capital expenditures of continuing operations	(45.7)	(59.8)
Tax payments related to gain on divestiture of Power Systems	—	6.1
Excess income tax benefit from share-based compensation	0.9	3.5

Free cash flow	$173.9	$109.9

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. We account for share-based compensation under SFAS 123(R), Share-Based Payment, which requires us to report the excess income tax benefit from share-based compensation as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.
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
Free cash flow was a source of $173.9 million for the six months ended March 31, 2009 compared to a source of $109.9 million for the six months ended March 31, 2008. This increase in free cash flow is primarily due to improvements in working capital, a refund related to a contractual tax matter and lower capital expenditures, partially offset by a decrease in current year earnings and payments related to special items accrued in the fourth quarter of 2008.
In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.
Commercial paper is our principal source of short-term financing. Commercial paper borrowings outstanding at March 31, 2009 were $75.0 million, with a weighted average interest rate of 0.41 percent. At September 30, 2008, commercial paper borrowings outstanding were $100.0 million, with a weighted average interest rate of 2.25 percent.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
We repurchased approximately 1.7 million shares of our common stock in the first six months of 2009, all of which occurred in October 2008. The total cost of these shares was $50.0 million. This is compared to purchases of approximately 3.1 million shares at a cost of $194.3 million in the first six months of 2008. We also paid $3.5 million in the first six months of 2009 and $7.5 million in the first six months of 2008 for unsettled share purchases outstanding at September 30, 2008 and 2007, respectively. We may repurchase additional stock in 2009, which will depend ultimately on business conditions, stock price, free cash flow generation and other cash requirements. At March 31, 2009, we had approximately $621.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include repayments of short-term borrowings, dividends to shareowners, capital expenditures, acquisitions of businesses, repurchases of common stock and additional contributions to our pension plans. Recent declines in the value of our pension plan assets may impact the amount and timing of future contributions to our pension plans. We currently expect to contribute approximately $31.2 million to our worldwide pension plans and $20.3 million to our postretirement benefit plans in 2009. Contributions to our pension plans beyond 2009 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. We expect capital expenditures in 2009 to be about $120 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 38.2 percent at March 31, 2009 and 37.3 percent at September 30, 2008.
On March 16, 2009 we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. Both new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under any of our credit facilities at March 31, 2009 or September 30, 2008. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at March 31, 2009 and September 30, 2008. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $159.5 million at March 31, 2009 were available to foreign subsidiaries.
The following is a summary of our credit ratings as of March 31, 2009:

	Short Term	Long Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Negative
Moody’s	P-1	A2	Negative Watch
Fitch Ratings	F1	A	Negative
Among other uses, we can draw on our credit facilities as standby liquidity facilities to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the commercial paper ratings set forth in the table above. Under our current policy with respect to these ratings, we expect to limit our other borrowings under our credit facilities, if any, to amounts that would leave enough credit available under the facilities so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
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

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
We have cash and cash equivalents of $519.5 million at March 31, 2009. We regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.
We enter into contracts to hedge certain third-party sales and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years and to offset transaction gains or losses associated with some of our assets and liabilities that are denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. The fair value of our foreign currency forward exchange contracts is a net asset of $28.0 million at March 31, 2009. Contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at March 31, 2009, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at March 31, 2009, there has been no material change to this information.
Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency exchange rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency exchange rates and acquisitions. We use organic sales as one measure to monitor and evaluate our regional performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						March 31,
	Three Months Ended March 31, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$538.3	$5.2	$543.5	$(0.4)	$543.1	$717.0
Canada	62.2	14.7	76.9	—	76.9	96.9
Europe, Middle East and Africa	244.4	40.8	285.2	(1.4)	283.8	337.7
Asia-Pacific	133.3	17.9	151.2	—	151.2	165.5
Latin America	79.9	20.3	100.2	—	100.2	89.5

Total Company Sales	$1,058.1	$98.9	$1,157.0	$(1.8)	$1,155.2	$1,406.6

						Six
						Months
						Ended
						March 31,
	Six Months Ended March 31, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$1,179.5	$10.5	$1,190.0	$(2.8)	$1,187.2	$1,388.4
Canada	128.3	30.8	159.1	—	159.1	192.1
Europe, Middle East and Africa	493.2	70.1	563.3	(3.4)	559.9	642.4
Asia-Pacific	275.6	36.3	311.9	(0.1)	311.8	328.9
Latin America	170.7	36.4	207.1	—	207.1	186.7

Total Company Sales	$2,247.3	$184.1	$2,431.4	$(6.3)	$2,425.1	$2,738.5

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						March 31,
	Three Months Ended March 31, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$393.5	$36.4	$429.9	$(1.8)	$428.1	$599.0
Control Products & Solutions	664.6	62.5	727.1	—	727.1	807.6

Total Company Sales	$1,058.1	$98.9	$1,157.0	$(1.8)	$1,155.2	$1,406.6

						Six
						Months
						Ended
						March 31,
	Six Months Ended March 31, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$899.9	$72.2	$972.1	$(6.3)	$965.8	$1,176.9
Control Products & Solutions	1,347.4	111.9	1,459.3	—	1,459.3	1,561.6

Total Company Sales	$2,247.3	$184.1	$2,431.4	$(6.3)	$2,425.1	$2,738.5

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at March 31, 2009, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at March 31, 2009, there has been no material change to this information.
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
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the second quarter of 2009, we deployed the distributor order management functionality of the system to additional distributors in the United States. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new processes and functionality. Additional implementations will occur at most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2009-2012.
There has been no other change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and has been updated by the information contained in Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008. We believe that at March 31, 2009, there has been no material change to this information, except that the following replaces the penultimate paragraph under the section entitled “Rocky Flats Plant”:
On November 13, 1990, RIC was served with another civil action brought against it in the same court by James Stone, claiming to act in the name of the United States, alleging violations of the U.S. False Claims Act in connection with its operation of the Plant. On April 1, 1999 a jury awarded approximately $1.4 million in damages. On May 18, 1999, the court entered judgment against RIC for approximately $4.2 million, trebling the jury’s award as required by the False Claims Act, and imposing a civil penalty of $15,000. We have paid this judgment to the U.S. government. On March 31, 2009, the court dismissed the one remaining claim in the Stone action, with each party bearing their own costs associated with this action. This final agreed order completely resolves all claims brought by James Stone. We believe that RIC is entitled under applicable law and its contract with the DOE to be indemnified for all costs associated with this action. However, as described below, the Civilian Board of Contract Appeals has denied RIC’s claim seeking reimbursement of certain of those costs.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at March 31, 2009 there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. Our repurchase program allows management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. We repurchased no shares under this program during the three months ended March 31, 2009. The dollar value of shares remaining under the repurchase program as of March 31, 2009 was $621,188,198.

ROCKWELL AUTOMATION, INC.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	We held our 2009 annual meeting of shareowners on February 4, 2009.

(b)	At the annual meeting, the shareowners:
(i)	voted to elect four directors. Each nominee for director was elected to a term expiring in the year and by a vote of the shareowners as follows:

	Term	Affirmative	Votes
	Expiring	Votes	Withheld
Betty C Alewine	2012	114,397,755	3,416,733
Verne G. Istock	2012	114,294,734	3,519,754
Donald R. Parfet	2011	114,371,073	3,443,414
David B. Speer	2012	113,748,074	4,066,414
(ii)
voted on a proposal to approve the selection by the Audit Committee of our Board of Directors of the firm of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2009. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	114,854,040
Negative votes	2,599,789
Abstentions	360,661

ROCKWELL AUTOMATION, INC.
Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	—
364-Day Credit Agreement dated as of March 16, 2009 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., The Bank of New York Mellon and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 16, 2009, is hereby incorporated by reference.

Exhibit 10.2	—
Three-Year Credit Agreement dated as of March 16, 2009 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., The Bank of New York Mellon, and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 16, 2009, is hereby incorporated by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2009.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)
Date: May 7, 2009	By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2009	By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2009.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.