Form 10-Q
period 2009-06-30
ROCKWELL AUTOMATION INC
filed 2009-08-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
141,956,745 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2009.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet— June 30, 2009 and September 30, 2008	2

Condensed Consolidated Statement of Operations— Three and Nine Months Ended June 30, 2009 and 2008	3

Condensed Consolidated Statement of Cash Flows— Nine Months Ended June 30, 2009 and 2008	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30,	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$580.5	$582.2
Receivables	740.7	959.9
Inventories	460.3	575.5
Deferred income taxes	177.6	190.0
Other current assets	147.1	129.0

Total current assets	2,106.2	2,436.6

Property, net	525.8	553.8
Goodwill	905.6	915.0
Other intangible assets, net	231.6	250.8
Deferred income taxes	110.5	120.1
Prepaid pension	145.1	138.4
Other assets	139.2	178.9

TOTAL	$4,164.0	$4,593.6

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Short-term debt	$—	$100.1
Accounts payable	287.6	437.3
Compensation and benefits	146.5	210.0
Income taxes payable	20.2	39.4
Other current liabilities	502.1	516.3

Total current liabilities	956.4	1,303.1

Long-term debt	904.8	904.4
Retirement benefits	389.1	386.8
Other liabilities	306.2	310.5

Commitments and contingent liabilities (Note 13)

Shareowners’ equity:
Common stock (shares issued: 216.4)	216.4	216.4
Additional paid-in capital	1,296.7	1,280.9
Retained earnings	4,498.1	4,486.1
Accumulated other comprehensive loss	(403.5)	(319.0)
Common stock in treasury, at cost (shares held: June 30, 2009, 74.4; September 30, 2008, 73.2)	(4,000.2)	(3,975.6)

Total shareowners’ equity	1,607.5	1,688.8

TOTAL	$4,164.0	$4,593.6

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales
Products and solutions	$906.0	$1,335.7	$2,925.4	$3,817.3
Services	104.8	139.3	332.7	396.2

	1,010.8	1,475.0	3,258.1	4,213.5

Cost of sales
Products and solutions	(570.7)	(771.3)	(1,819.6)	(2,188.0)
Services	(69.9)	(98.1)	(234.3)	(273.1)

	(640.6)	(869.4)	(2,053.9)	(2,461.1)

Gross profit	370.2	605.6	1,204.2	1,752.4

Selling, general and administrative expenses	(305.0)	(377.6)	(911.2)	(1,084.5)
Other income (expense)	0.4	2.1	(2.2)	16.4
Interest expense	(15.4)	(16.6)	(45.7)	(52.1)

Income from continuing operations before income taxes	50.2	213.5	245.1	632.2
Income tax provision	(17.4)	(60.9)	(56.1)	(180.2)

Income from continuing operations	32.8	152.6	189.0	452.0

Income from discontinued operations, net of tax	—	—	2.8	—

Net income	$32.8	$152.6	$191.8	$452.0

Basic earnings per share:

Continuing operations	$0.23	$1.04	$1.33	$3.07
Discontinued operations	—	—	0.02	—

Net income	$0.23	$1.04	$1.35	$3.07

Diluted earnings per share:

Continuing operations	$0.23	$1.03	$1.33	$3.03
Discontinued operations	—	—	0.02	—

Net income	$0.23	$1.03	$1.35	$3.03

Cash dividends per share	$0.58	$0.58	$1.16	$1.16

Weighted average outstanding shares:

Basic	141.7	146.3	141.6	147.3

Diluted	142.4	148.1	142.2	149.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2009	2008
Continuing Operations:
Operating Activities:
Net income	$191.8	$452.0
Income from discontinued operations	(2.8)	—

Income from continuing operations	189.0	452.0

Adjustments to arrive at cash provided by operating activities:
Depreciation	74.4	74.1
Amortization of intangible assets	24.4	26.8
Share-based compensation expense	20.0	24.6
Retirement benefits expense	36.4	33.5
Pension trust contributions	(22.7)	(31.6)
Net loss (gain) on disposition of securities and property	1.5	(5.8)
Income tax benefit from the exercise of stock options	—	0.2
Excess income tax benefit from share-based compensation	(1.3)	(3.9)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	196.5	(21.7)
Inventories	99.7	(86.3)
Accounts payable	(123.8)	(42.0)
Compensation and benefits	(56.8)	(2.0)
Income taxes	(5.8)	(30.4)
Other assets and liabilities	(22.9)	(35.2)

Cash Provided by Operating Activities	408.6	352.3

Investing Activities:

Capital expenditures	(67.5)	(102.8)
Acquisition of businesses, net of cash acquired	(30.1)	(112.4)
Proceeds from sales of available for sale securities	—	36.3
Proceeds from sale of property	3.0	6.9
Purchase of short-term investments	(8.4)	—
Other investing activities	(4.1)	(2.9)

Cash Used for Investing Activities	(107.1)	(174.9)

Financing Activities:

Net (repayments) issuance of short-term debt	(100.0)	160.9
Issuance of long-term debt	—	493.5
Repayments of long-term debt	—	(351.3)
Cash dividends	(123.3)	(128.4)
Purchases of treasury stock	(53.5)	(226.9)
Proceeds from the exercise of stock options	7.4	12.2
Excess income tax benefit from share-based compensation	1.3	3.9
Other financing activities	(3.0)	(0.3)

Cash Used for Financing Activities	(271.1)	(36.4)

Effect of exchange rate changes on cash	(31.6)	46.8

Cash (Used for) Provided by Continuing Operations	(1.2)	187.8

Discontinued Operations:
Cash Used for Discontinued Operating Activities	(0.5)	(6.1)

Cash Used for Discontinued Operations	(0.5)	(6.1)

(Decrease) Increase in Cash and Cash Equivalents	(1.7)	181.7
Cash and Cash Equivalents at Beginning of Period	582.2	624.2

Cash and Cash Equivalents at End of Period	$580.5	$805.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The results of operations for the three- and nine-month periods ended June 30, 2009 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated. We have evaluated subsequent events through the date and time of issuance of these financial statements on August 4, 2009.
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
Receivables
Receivables are stated net of allowances for doubtful accounts of $18.5 million at June 30, 2009 and $17.4 million at September 30, 2008. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.0 million at June 30, 2009 and $13.2 million at September 30, 2008.
Income Taxes
At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items and items that are reported net of their related tax effects. We record the tax effect of significant unusual or extraordinary items and items that are reported net of their tax effects in the period in which they occur. See Note 14 for further details regarding income taxes.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies — (Continued)
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and nine months ended June 30, 2009, share-based compensation awards of 7.8 million and 8.3 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2008, share-based compensation awards of 2.8 million and 2.5 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.
The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average outstanding shares
Basic weighted average outstanding shares	141.7	146.3	141.6	147.3
Effect of dilutive securities
Stock options	0.6	1.7	0.5	1.9
Restricted stock	0.1	0.1	0.1	0.1

Diluted weighted average outstanding shares	142.4	148.1	142.2	149.3

Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods, which had been required to be disclosed annually in the past. We adopted FSP FAS 107-1 in the third quarter of 2009. See Note 10 for the expanded disclosures presented in accordance with the requirements of FSP FAS 107-1.

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
In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 specifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for us in fiscal 2010, and may result in a reduction in earnings per share of $0.01 in certain periods.
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
On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 amends and expands the disclosures required by SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), so that they provide an enhanced understanding of how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments affect an entity’s financial position, financial performance and cash flows; see Note 10 for the expanded disclosures presented in accordance with the requirements of SFAS 161.
In March 2008, the FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. EITF 08-3 will become effective for us in fiscal 2010. We do not believe EITF 08-3 will have a material effect on our financial statements and related disclosures.
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
On October 1, 2008, we adopted EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 specifies how companies should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R), Share-Based Payment. EITF 06-11 did not have a material effect on our financial statements or related disclosures.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies — (Continued)
On October 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. We did not elect to measure any items under the fair value option allowed by SFAS 159 that were not already required to be measured at fair value. As such, the implementation of this standard did not have any impact on our financial statements and related disclosures.
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
2. Share-Based Compensation
We recognized $7.7 million and $20.0 million in share-based compensation expense in income from continuing operations before income taxes during the three- and nine-months ended June 30, 2009, respectively. We recognized $8.7 million and $24.6 million in share-based compensation expense in income from continuing operations before income taxes during the three- and nine- months ended June 30, 2008, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and non-employee directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Nine Months Ended June 30,
	2009		2008
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	2,802	$7.75	1,578	$17.58
Performance shares	192	31.82	121	70.32
Restricted stock and restricted stock units	92	29.38	71	66.67

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Acquisitions
In January 2009, we acquired the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Company Limited (Hengsheng). Hengsheng delivers automation solutions to the electrical power and other heavy process industries in central and western China. In March 2009, we acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc. (Hinz). Hinz offers industrial control systems engineering and related support, with domain expertise in industrial automation, process control and power distribution, specifically for the oil and gas industry, as well as other resource-based industries. We recorded goodwill of $16.2 million, customer relationships of $2.8 million and other intangible assets of $2.9 million resulting from the preliminary purchase price allocations of Hengsheng and Hinz. We expect $5.6 million of the goodwill to be deductible for tax purposes.
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
We recorded intangible assets of $43.1 million and goodwill of $69.3 million resulting from the final purchase price allocations of the Pavilion, CEDES and Incuity acquisitions. Intangible assets assigned include $34.0 million to technology (15-year weighted average useful life), $6.6 million to customer relationships (9-year weighted average useful life) and $2.5 million to other intangible assets (4-year weighted average useful life). None of the goodwill recorded is expected to be deductible for tax purposes.
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
4. Inventories
Inventories consist of (in millions):

	June 30,	September 30,
	2009	2008

Finished goods	$171.2	$237.0
Work in process	116.9	125.9
Raw materials, parts, and supplies	172.2	212.6

Inventories	$460.3	$575.5

We report inventories net of the allowance for excess and obsolete inventory of $49.4 million at June 30, 2009 and $39.7 million at September 30, 2008.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property
Property consists of (in millions):

	June 30,	September 30,
	2009	2008

Land	$4.7	$5.2
Buildings and improvements	279.0	273.6
Machinery and equipment	1,101.5	1,089.8
Internal use software	319.8	300.0
Construction in progress	26.1	46.8

Total	1,731.1	1,715.4
Less accumulated depreciation	(1,205.3)	(1,161.6)

Property, net	$525.8	$553.8

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2009 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2008	$396.6	$518.4	$915.0
Acquisition of businesses	—	16.2	16.2
Translation and other	(10.3)	(15.3)	(25.6)

Balance as of June 30, 2009	$386.3	$519.3	$905.6

Other intangible assets consist of (in millions):

	June 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Computer software products	$136.6	$(89.9)	$46.7
Customer relationships	56.2	(9.2)	47.0
Technology	83.1	(30.3)	52.8
Other	34.8	(17.4)	17.4

Total amortized intangible assets	310.7	(146.8)	163.9
Intangible assets not subject to amortization	67.7	—	67.7

Total	$378.4	$(146.8)	$231.6

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Goodwill and Other Intangible Assets — (Continued)

	September 30, 2008
	Carrying	Accumulated
	Amount	Amortization	Net

Amortized intangible assets:
Computer software products	$126.6	$(77.9)	$48.7
Customer relationships	52.7	(5.6)	47.1
Technology	84.9	(25.4)	59.5
Other	50.8	(26.0)	24.8

Total amortized intangible assets	315.0	(134.9)	180.1
Intangible assets not subject to amortization	70.7	—	70.7

Total	$385.7	$(134.9)	$250.8

The Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.
Estimated amortization expense is $34.7 million in 2009, $29.0 million in 2010, $25.9 million in 2011, $22.4 million in 2012 and $15.6 million in 2013.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by SFAS No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2009 and concluded that no impairments exist. We did not identify any impairment indicators during the third quarter of 2009 that would require a further impairment analysis.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30,	September 30,
	2009	2008

Advance payments from customers and deferred revenue	$177.6	$161.6
Customer returns, rebates and incentives	103.7	124.6
Unrealized losses on foreign exchange contracts	13.0	16.2
Product warranty obligations	28.5	33.5
Taxes other than income taxes	26.2	39.1
Accrued interest	15.0	15.6
Dividends payable	41.2	—
Restructuring and special items	36.5	66.5
Other	60.4	59.2

Other current liabilities	$502.1	$516.3

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Product Warranty Obligations — (Continued)
Changes in the product warranty obligations for the nine months ended June 30, 2009 and 2008 are (in millions):

	Nine Months Ended
	June 30,
	2009	2008

Balance at beginning of period	$33.5	$34.9
Warranties recorded at time of sale	20.9	30.7
Adjustments to pre-existing warranties	(0.5)	—
Settlements of warranty claims	(25.4)	(31.2)

Balance at end of period	$28.5	$34.4

9. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	June 30,	September 30,
	2009	2008
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.2)	(45.6)

Long-term debt	$904.8	$904.4

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
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. The new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under any of these credit facilities at June 30, 2009 or September 30, 2008. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at June 30, 2009 and September 30, 2008. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $164.2 million at June 30, 2009 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three- and nine-months ended June 30, 2009 and 2008 were not significant.
Our short-term debt obligations consist primarily of commercial paper borrowings. At June 30, 2009, we had no commercial paper borrowings outstanding. Commercial paper borrowings outstanding were $100.0 million at September 30, 2008. The weighted average interest rate and maturity period of the commercial paper outstanding at September 30, 2008 were 2.25 percent and six days, respectively.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Derivative Instruments and Fair Value Measurement
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies expected to occur within the next two years (cash flow hedges). Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We also enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities.
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheet. We report in other comprehensive loss the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Condensed Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. All forward exchange contracts are denominated in currencies of major industrial countries. The notional values of our forward exchange contracts outstanding at June 30, 2009 were $867.2 million, of which $411.2 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the British pound sterling, United States dollar, Euro and Canadian dollar.
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
We value our forward exchange contracts using a market approach, as described by SFAS 157. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not changed our valuation techniques during the nine months ended June 30, 2009.
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet are (in millions):

		Fair Value (Level 2)
		June 30,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2009	2008

Forward exchange contracts	Other current assets	$3.5	$1.0
Forward exchange contracts	Other assets	0.3	0.2
Forward exchange contracts	Other current liabilities	(6.6)	(15.3)
Forward exchange contracts	Other liabilities	(3.2)	(6.2)

Total		$(6.0)	$(20.3)

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Derivative Instruments and Fair Value Measurement — (Continued)

		Fair Value (Level 2)
		June 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2009	2008

Forward exchange contracts	Other current assets	$16.5	$5.1
Forward exchange contracts	Other assets	8.6	4.9
Forward exchange contracts	Other current liabilities	(6.4)	(0.9)
Forward exchange contracts	Other liabilities	(4.7)	(2.2)

Total		$14.0	$6.9

The pre-tax amount of (losses) gains recorded in accumulated other comprehensive loss related to forward exchange contracts designated as cash flow hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Forward exchange contracts	$(8.7)	$1.0	$17.0	$(31.1)
Approximately $4.1 million ($2.6 million net of tax) of net unrealized losses on cash flow hedges as of June 30, 2009 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$1.7	$0.1	$5.4	$0.1
Cost of sales	(1.4)	(9.4)	(1.2)	(19.0)

Total	$0.3	$(9.3)	$4.2	$(18.9)

The amount recognized in earnings as a result of ineffective cash flow hedges was not significant.
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Other (expense) income	$(9.6)	$(3.1)	$7.8	$5.6
Cost of sales	—	—	(0.1)	(0.1)

Total	$(9.6)	$(3.1)	$7.7	$5.5

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Derivative Instruments and Fair Value Measurement — (Continued)
We also hold financial instruments consisting of cash, accounts receivable, accounts payable, short-term debt and long-term debt. The carrying value of our cash, accounts receivable, accounts payable and short-term debt as reported in our Condensed Consolidated Balance Sheet approximates fair value. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following is a summary of the carrying value and fair value of our long-term debt (in millions):

	June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$(904.8)	$(931.7)	$(904.4)	$(883.0)
11. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$14.9	$14.5	$42.5	$43.4
Interest cost	40.4	37.6	117.0	112.4
Expected return on plan assets	(49.8)	(48.6)	(144.7)	(145.3)
Amortization:
Prior service cost	(1.1)	(1.1)	(3.4)	(3.4)
Net transition obligation	0.1	0.1	0.3	0.3
Net actuarial loss	4.4	4.8	12.7	14.5

Net periodic benefit cost	$8.9	$7.3	$24.4	$21.9

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$1.0	$1.0	$2.8	$2.9
Interest cost	3.4	3.4	10.0	10.3
Amortization:
Prior service cost	(2.7)	(3.7)	(7.9)	(11.0)
Net actuarial loss	2.4	3.2	7.1	9.4

Net periodic benefit cost	$4.1	$3.9	$12.0	$11.6

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$32.8	$152.6	$191.8	$452.0
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit plan liabilities	1.4	1.6	4.2	4.8
Currency translation adjustments	64.4	(12.9)	(96.7)	95.3
Unrealized (losses) gains on cash flow hedges, net of tax	(5.7)	6.3	7.8	(7.7)
Other	0.1	—	0.2	(2.1)

Other comprehensive income (loss)	60.2	(5.0)	(84.5)	90.3

Comprehensive income	$93.0	$147.6	$107.3	$542.3

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
14. Income Taxes
The effective tax rate for the nine months ended June 30, 2009 was 22.9 percent. During the first nine months of 2009, we recognized discrete tax benefits totaling $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit, partially offset by discrete tax expenses consisting primarily of a dividend related to the planned disposal of a non-U.S. subsidiary of $4.5 million.
The amount of unrecognized tax benefits was $125.6 million ($75.0 million net of $50.6 million of indirect tax benefits) at June 30, 2009 and $125.8 million ($76.6 million net of $49.2 million of indirect tax benefits) at September 30, 2008. The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $83.9 million ($41.6 million net of $42.3 million of indirect tax benefits) at June 30, 2009 and $84.1 million ($43.2 million net of $40.9 million of indirect tax benefits) at September 30, 2008. The balance of $41.7 million ($33.4 million net of $8.3 million of indirect tax benefits) at June 30, 2009 and September 30, 2008 was attributable to discontinued operations and would not impact the effective tax rate for continuing operations if recognized.
We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $37.5 million and the amount of indirect tax benefits could be increased by up to $0.7 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations. There was no material change of the amount of unrecognized tax benefits in the first nine months of 2009.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $27.2 million and $2.1 million at June 30, 2009 and $24.0 million and $2.0 million at September 30, 2008, respectively.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Restructuring Charges and Special Items
During 2009, we recorded restructuring charges of $27.3 million related to actions designed to better align our cost structure with current economic conditions. The majority of the charges relate to severance benefits recognized pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits — An Amendment of FASB Statements No. 5 and 43. In the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2009, we recorded $5.3 million of the restructuring charges in cost of sales, and we recorded $22.0 million in selling, general and administrative expenses. We expect total cash expenditures associated with these actions to be approximately $26.4 million. We paid $10.4 million related to these actions during the nine months ended June 30, 2009. Accruals remaining under these restructuring actions after currency translation and other items are $17.9 million at June 30, 2009.
In the fourth quarter of 2008, we recorded special items of $50.7 million related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. During 2007, we recorded special items of $43.5 million related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. We paid $41.2 million related to the 2008 and 2007 restructuring actions during the nine months ended June 30, 2009 and $12.8 million during the nine months ended June 30, 2008. Accruals remaining under these restructuring actions after currency translation and other items are $18.6 million at June 30, 2009.
16. Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales
Architecture & Software	$399.5	$625.7	$1,299.4	$1,802.6
Control Products & Solutions	611.3	849.3	1,958.7	2,410.9

Total	$1,010.8	$1,475.0	$3,258.1	$4,213.5

Segment Operating Earnings
Architecture & Software	$43.3	$154.7	$186.1	$443.1
Control Products & Solutions	43.0	103.6	164.0	313.0

Total	86.3	258.3	350.1	756.1
Purchase accounting depreciation and amortization	(4.4)	(6.3)	(14.2)	(19.1)
General corporate — net	(16.3)	(21.9)	(49.1)	(52.7)
Interest expense	(15.4)	(16.6)	(45.7)	(52.1)
Special items	—	—	4.0	—
Income tax provision	(17.4)	(60.9)	(56.1)	(180.2)

Income from continuing operations	$32.8	$152.6	$189.0	$452.0

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
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the third quarter and first nine months of 2009 were approximately 9 percent of our total sales, compared to approximately 9 and 10 percent in the third quarter and first nine months of 2008, respectively.
17. Discontinued Operations
In the nine months ended June 30, 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2009 and 2008, and cash flows for the nine-month periods ended June 30, 2009 and 2008. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 4, 2009

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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing capacity, including upgrades, modifications and expansions of existing manufacturing facilities, and the creation of new manufacturing facilities;
•	our customers’ needs for greater productivity, sustainable production (cleaner, safer and more energy efficient), cost reduction, quality assurance and overall global competitiveness;
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
Long-term Strategy
Our long-term growth and performance strategy carefully balances sustained organic growth and profitability. This strategy seeks to:
•
deploy human and financial resources to strengthen our technology leadership and allow us to capture a larger share of our customers’ spending and continue to transform our business model into one that is based less on tangible assets and more on intellectual capital;

•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of industries;
•	expand our served market by increasing our ability to meet our customers’ needs in the areas of process control, safety and information software;
•
look for potential acquisitions that serve as catalysts to organic growth, add complementary technology, expand our served market, increase our domain expertise or continue our geographic diversification; and

•	foster a robust productivity culture.
As we execute our long-term growth and performance strategy, we seek to provide value for our shareowners through revenue and earnings growth, free cash flow generation and superior returns over the long term.
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
We augment our product portfolio with solutions and service offerings. We have expanded our repeatable solutions, which enables us to gain efficiency, drive innovation and improve the global deployment of our solutions to our customers. The combination of our leading technologies, such as integrated architecture, with the industry-specific domain expertise of our people enables us to solve many of our customers’ manufacturing challenges.
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
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, services and solutions that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing and customer facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America and eastern Europe have the potential to exceed global GDP rates, due to higher levels of infrastructure investment and the growing role of consumer spending in these markets. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Original Equipment Manufacturers (OEMs) represent another growth opportunity. The OEM market is large and we have an opportunity to increase market share with OEMs, particularly outside of North America. To remain competitive, OEMs need to continually improve their costs and machine performance and reduce their time to market. Our modular and scaleable Logix offering combined with motion and safety can assist OEMs in addressing these business needs.
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

ROCKWELL AUTOMATION, INC.
Demand for our products, services and solutions across all industries benefits from the outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally. The sustainability needs of our customers include energy efficiency and better environmental and safety results. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls and energy-efficient solutions and services. In addition, environmental and safety objectives often spur customers to invest to ensure compliance and implement sustainable business practices.
Productivity
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. We are in the process of developing and implementing common global processes and an enterprise-wide information system. These are designed to result in improved profitability that can be used to fund investment in growth and technology and to offset inflation and dilution from acquisitions. Our ongoing productivity initiatives target both cost and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to execute our productivity programs.
Acquisitions
In March 2009, we bought a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc., which is expected to accelerate our business growth in Canada, in the oil and gas and other resource-based industries.
In January 2009, we bought the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Limited. This acquisition also advances our globalization strategy and strengthens our ability to deliver project management and engineering solutions primarily to our customers in China.
During 2008 we acquired CEDES Safety & Automation AG (CEDES), Incuity Software, Inc. (Incuity) and Pavilion Technologies, Inc. (Pavilion).
With our acquisition of CEDES, we have expanded our comprehensive machine safety component portfolio. CEDES is a supplier of safety and measuring light curtains, a leading product offering in the machine safety market.
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

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
In the third quarter of 2009, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:
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

As key economic indicators and projections weakened, we saw a significant deceleration in customer demand. While there are some signs that economic and market conditions may have stabilized, key economic indicators have been at historically low levels. The table below depicts the trends in these indicators since September 2007. U.S. Industrial Equipment Spending declined slightly in fiscal 2008 and declined sharply in fiscal 2009. Capacity Utilization significantly declined since September 2007, with a more significant decrease in fiscal 2009, due to a pronounced reduction in overall demand for manufactured goods. The PMI remained near 50 during the first three quarters of fiscal 2008. The PMI has been significantly below 50 for the last four quarters, which indicates expected future weakness in the U.S. manufacturing sector. However, the increase in the PMI in June 2009 compared to March 2009 and December 2008 shows signs of possible stabilization. The Industrial Production Index has declined significantly over the last five quarters. We continue to operate in a period of uncertainty with respect to the U.S. economy.

	Industrial
	Equipment	Capacity		Industrial
	Spending	Utilization		Production
	(in billions)	(percent)	PMI	Index
Fiscal 2009
Quarter ended:
June 2009	$151.3	68.4	44.8	96.0
March 2009	157.8	70.4	36.3	99.0
December 2008	187.9	74.2	32.9	104.4

Fiscal 2008
Quarter ended:
September 2008	194.8	76.9	43.4	108.1
June 2008	197.3	78.9	49.5	110.7
March 2008	195.3	80.1	49.0	112.0
December 2007	192.9	80.4	49.1	112.0

Fiscal 2007
Quarter ended:
September 2007	199.0	80.7	50.5	111.7
Note:	Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the third quarter of 2009, sales to non-U.S. customers accounted for 49 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Demand has historically been driven, in part, by:
•	investments in infrastructure in developing economies;
•	investments in basic materials production capacity in response to higher end-product pricing; and
•	expanding consumer markets.
We use changes in global GDP as one indicator of the growth opportunities in each region where we do business. GDP either declined or grew slowly in all regions during fiscal 2009, contributing to reduced customer demand. We have observed the most significant effects of the GDP deceleration in the developed economies of Canada, Western Europe and Asia Pacific, all of which are experiencing year-over-year GDP declines. We also saw GDP declines in Latin America, which began in the second fiscal quarter of 2009. Growth in China accelerated in the third quarter of 2009, and both China and India exceeded the global average. Markets in all regions remain uncertain.
Revenue by Geographic Region
The table below presents our sales for the quarter ended June 30, 2009 by geographic region and the change in sales from the quarter ended June 30, 2008 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	June 30, 2009(1)	June 30, 2008	June 30, 2008(2)

United States	$518.2	(29%)	(29%)
Canada	60.3	(42%)	(41%)
Europe, Middle East and Africa	219.3	(35%)	(26%)
Asia-Pacific	144.7	(24%)	(16%)
Latin America	68.3	(38%)	(25%)

Total Sales	$1,010.8	(31%)	(27%)

The table below presents our sales for the nine months ended June 30, 2009 by geographic region and the change in sales from the nine months ended June 30, 2008 (in millions, except percentages):

			Change in
			Organic Sales
	Nine	Change vs. Nine	vs. Nine
	Months Ended	Months Ended	Months Ended
	June 30, 2009(1)	June 30, 2008	June 30, 2008(2)

United States	$1,697.7	(20%)	(19%)
Canada	188.6	(36%)	(26%)
Europe, Middle East and Africa	712.5	(27%)	(17%)
Asia-Pacific	420.3	(19%)	(9%)
Latin America	239.0	(20%)	(2%)

Total Sales	$3,258.1	(23%)	(17%)

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
Our 2009 third quarter revenue declined significantly in all regions compared to the third quarter of 2008, which reflects that we are still in the midst of a serious global recession. We saw a sequential revenue decline in our solutions businesses, but flat sequential revenue in our products businesses. Revenue grew sequentially in the Asia-Pacific region, with particular strength in our products businesses.
Our 2009 third quarter segment operating margins decreased significantly compared to the third quarter of 2008, but increased sequentially due to favorable mix and the execution of our cost savings initiatives. We delivered another strong cash flow quarter, primarily by reducing capital expenditures and tightly controlling working capital, particularly inventory.
In this difficult business environment, we remain focused on cost control and cash management while continuing to invest in our core technologies. As markets recover, we believe we will benefit from the combination of our talented and dedicated employees and partners, differentiated technology, increasingly diverse revenue base and strong balance sheet.
The following tables reflect the sales and operating results for the three and nine months ended June 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales
Architecture & Software	$399.5	$625.7	$1,299.4	$1,802.6
Control Products & Solutions	611.3	849.3	1,958.7	2,410.9

Total	$1,010.8	$1,475.0	$3,258.1	$4,213.5

Segment Operating Earnings
Architecture & Software	$43.3	$154.7	$186.1	$443.1
Control Products & Solutions	43.0	103.6	164.0	313.0

Purchase accounting depreciation and amortization	(4.4)	(6.3)	(14.2)	(19.1)
General corporate — net	(16.3)	(21.9)	(49.1)	(52.7)
Interest expense	(15.4)	(16.6)	(45.7)	(52.1)
Special items	—	—	4.0	—
Income tax provision	(17.4)	(60.9)	(56.1)	(180.2)

Income from continuing operations	32.8	152.6	189.0	452.0

Discontinued operations, net of tax	—	—	2.8	—

Net income	$32.8	$152.6	$191.8	$452.0

Diluted earnings per share:
Continuing operations	$0.23	$1.03	$1.33	$3.03
Discontinued operations	—	—	0.02	—

Net income	$0.23	$1.03	$1.35	$3.03

Diluted weighted average outstanding shares	142.4	148.1	142.2	149.3

See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

ROCKWELL AUTOMATION, INC.
2009 Third Quarter Compared to 2008 Third Quarter

(in millions, except per share amounts)	2009	2008	Change

Sales	$1,010.8	$1,475.0	$(464.2)

Income from continuing operations	32.8	152.6	(119.8)

Diluted earnings per share from continuing operations	0.23	1.03	(0.80)
Sales
Sales decreased 31 percent in the third quarter of 2009 compared to the third quarter of 2008. The effects of currency translation contributed 5 percentage points to the decrease offset by growth from acquisitions of 1 percentage point. We experienced a significant decline in customer demand during the quarter due to weak economic conditions in all regions and most industries. Organic sales to customers in the United States declined 29 percent and Europe, Middle East and Africa (EMEA) organic sales declined 26 percent compared to the third quarter of 2008. Canada organic sales declined 41 percent as compared to the third quarter of 2008, resulting from continued weakness in all industrial sectors. Organic sales in Asia-Pacific declined by 16 percent compared to the third quarter of 2008, and exporting countries in the Asia-Pacific region remained particularly weak. Organic sales in Latin America declined by 25 percent as compared to the third quarter of 2008, which is this region’s first quarter of year-over-year decline in this down cycle.
In the third quarter of 2009, we experienced a decline in our year-over-year sales related to our process initiative; however, the decline was lower than our average rate of decline. Sales declined in the transportation, metals and, to a lesser extent, consumer product industries. Sales to OEM customers were at about our average rate of decline.
Purchase Accounting Depreciation and Amortization
Purchase accounting depreciation and amortization was $4.4 million in the third quarter of 2009 compared to $6.3 million in the same period in the prior year. The decrease was primarily due to completed amortization of certain intangible assets and currency translation.
General Corporate-Net
General corporate expenses were $16.3 million in the third quarter of 2009 compared to $21.9 million in the third quarter of 2008. The decrease was primarily due to cost reductions, currency effects and the resolution of certain legal matters.
Interest Expense
Interest expense was $15.4 million in the third quarter of 2009 compared to $16.6 million in the third quarter of 2008. The decrease was due to lower interest rates and lower short-term debt balances.
Income Taxes
The effective tax rate for the third quarter of 2009 was 34.7 percent compared to 28.5 percent in the third quarter of 2008. The 2009 rate was primarily higher than 2008 because we recognized a $4.5 million discrete tax expense on a dividend related to the planned disposal of a non-U.S. subsidiary.
Income from Continuing Operations
Income from continuing operations decreased to $32.8 million in the third quarter of 2009, compared to $152.6 million in the third quarter of 2008. The decrease is primarily due to lower volume and a higher effective tax rate, partially offset by cost reductions and lower corporate expenses.

ROCKWELL AUTOMATION, INC.
2009 Third Quarter Compared to 2008 Third Quarter — (Continued)
Architecture & Software

(in millions, except percentages)	2009	2008	Change

Sales	$399.5	$625.7	$(226.2)

Segment operating earnings	43.3	154.7	(111.4)

Segment operating margin	10.8%	24.7%	(13.9	) pts
Sales
Architecture & Software sales decreased 36 percent in the third quarter of 2009 compared to the third quarter of 2008. The effects of currency translation contributed approximately 5 percentage points to the decrease. Logix sales declined 25 percent in the third quarter of 2009 compared to the third quarter of 2008. The decline in sales of our legacy processor products was greater than the segment’s average rate of decline.
Operating Margin
Architecture & Software segment operating margin decreased by 13.9 points to 10.8 percent in the third quarter of 2009 compared to the third quarter of 2008. The decline was primarily due to a sharp decline in organic sales, partially offset by cost reductions.
Control Products & Solutions

(in millions, except percentages)	2009	2008	Change

Sales	$611.3	$849.3	$(238.0)

Segment operating earnings	43.0	103.6	(60.6)

Segment operating margin	7.0%	12.2%	(5.2	) pts
Sales
Control Products & Solutions sales decreased 28 percent in the third quarter of 2009 compared to the third quarter of 2008. The effects of currency translation contributed 5 percentage points to the decrease, offset by growth from acquisitions of 1 percentage point. Our solutions and services businesses declined at a lower rate than the segment’s average rate of decline, while sales by our products businesses of this segment declined at about the same rate of decline as our Architecture & Software segment.
Operating Margin
Control Products & Solutions segment operating margin decreased by 5.2 points to 7.0 percent in the third quarter of 2009 compared to the third quarter of 2008. The decrease was primarily due to lower volume, the unfavorable impact of currency exchange rates and restructuring charges, partially offset by cost reductions.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

(in millions, except per share amounts)	2009	2008	Change

Sales	$3,258.1	$4,213.5	$(955.4)

Income from continuing operations	189.0	452.0	(263.0)

Diluted earnings per share from continuing operations	1.33	3.03	(1.70)
Sales
Sales decreased 23 percent in the first nine months of 2009 compared to the first nine months of 2008. The effects of currency translation contributed 6 percentage points to the decrease. We experienced a significant decline in customer demand during the first nine months of 2009 due to deteriorating economic, financial and credit market conditions in most regions and industries. Sales to customers in the United States declined 19 percent organically as compared to the first nine months of 2008, as plant shutdowns occurred and production slowed across many industries. The Canadian organic sales decline of 26 percent was driven by weakness in all industrial sectors, including transportation and general manufacturing. Sales to customers in EMEA declined 17 percent organically. EMEA weakness occurred in all industries as well as to OEM customers, due to a large number of plant shutdowns and production slowdowns. Organic sales in Asia-Pacific declined by 9 percent compared to the first nine months of 2008. Exporting countries of Asia-Pacific contributed most to the decline in the region. Organic sales in Latin America declined by 2 percent as compared to the first nine months of 2008. The Latin America region benefited from demand in resource-based industries during the first two quarters of the year, but experienced sales declines in the third quarter.
In the first nine months of 2009, we experienced a year-over-year decline in process sales; however, the decline was lower than our average rate of decline. Sales declined in the transportation, metals and, to a lesser extent, consumer product industries. Sales to OEM customers were about at our average rate of decline.
Purchase Accounting Depreciation and Amortization
Purchase accounting depreciation and amortization was $14.2 million in the first nine months of 2009 compared to $19.1 million in the same period in the prior year. The decrease was primarily due to completed amortization of certain intangible assets and currency translation.
General Corporate — Net
General corporate expenses were $49.1 million in the first nine months of 2009 compared to $52.7 million in the first nine months of 2008. The decrease was primarily due to cost reductions, currency effects and the resolution of certain legal matters, partially offset by a gain recognized in the first nine months of 2008 in connection with the divestiture of Power Systems.
Interest Expense
Interest expense was $45.7 million in the first nine months of 2009 compared to $52.1 million in the first nine months of 2008. The decrease was due to lower interest rates and lower short-term debt balances.
Special items
Special items of $4.0 million in the first nine months of 2009 include the reversal of a portion of restructuring accruals established in prior years.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008 — (Continued)
Income Taxes
The effective tax rate for the first nine months of 2009 was 22.9 percent compared to 28.5 percent in the first nine months of 2008. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent because we benefited from lower non-U.S. tax rates and our use of foreign tax credits. The 2009 rate was lower than 2008 because we benefited from a lower proportionate share of income in higher tax rate jurisdictions as compared to 2008. We also recognized discrete tax benefits totaling $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit in the first nine months of 2009, partially offset by discrete tax expenses consisting primarily of a dividend related to the planned disposal of a non-U.S. subsidiary of $4.5 million.
Income from Continuing Operations
Income from continuing operations decreased 58 percent in the first nine months of 2009 to $189.0 million, compared to the first nine months of 2008. The decrease is primarily due to lower volume, but is also due to inflation, the unfavorable impact of currency exchange rates, unfavorable mix and restructuring charges, all partially offset by cost reductions, lower interest expense, lower corporate expenses and a lower effective tax rate.
Architecture & Software

(in millions, except percentages)	2009	2008	Change

Sales	$1,299.4	$1,802.6	$(503.2)

Segment operating earnings	186.1	443.1	(257.0)

Segment operating margin	14.3%	24.6%	(10.3	) pts
Sales
Architecture & Software sales decreased 28 percent in the first nine months of 2009 compared to the first nine months of 2008. Organic sales decreased 23 percent, as the effects of currency translation contributed approximately 5 percentage points to the decline. Logix sales declined 14 percent in the first nine months of 2009 compared to the first nine months of 2008. The decline in sales of our legacy processor products was greater than the segment’s average rate of decline.
Operating Margin
Architecture & Software segment operating margin decreased by 10.3 points to 14.3 percent in the first nine months of 2009 compared to the first nine months of 2008. The decline was primarily due to a sharp decline in organic sales and restructuring charges, partially offset by cost reductions.
Control Products & Solutions

(in millions, except percentages)	2009	2008	Change

Sales	$1,958.7	$2,410.9	$(452.2)

Segment operating earnings	164.0	313.0	(149.0)

Segment operating margin	8.4%	13.0%	(4.6	) pts
Sales
Control Products & Solutions sales decreased 19 percent in the first nine months of 2009 compared to the first nine months of 2008. Organic sales decreased 13 percent as the effects of currency translation contributed 6 percentage points to the decrease. Declines in sales by our products businesses contributed primarily to this segment’s year-over-year sales decline.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008 — (Continued)
Operating Margin
Control Products & Solutions segment operating margin decreased by 4.6 points to 8.4 percent in the first nine months of 2009 compared to the first nine months of 2008. The decrease resulted primarily from lower volume, inflation, the unfavorable impact of currency exchange rates, unfavorable mix and restructuring charges, partially offset by cost reductions.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2009	2008
Cash provided by (used for):
Operating activities	$408.6	$352.3
Investing activities	(107.1)	(174.9)
Financing activities	(271.1)	(36.4)
Effect of exchange rate changes on cash	(31.6)	46.8

Cash (used for) provided by continuing operations	$(1.2)	$187.8

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$408.6	$352.3
Capital expenditures of continuing operations	(67.5)	(102.8)
Tax payments related to gain on divestiture of Power Systems	—	7.7
Excess income tax benefit from share-based compensation	1.3	3.9

Free cash flow	$342.4	$261.1

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
Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. federal and state income taxes paid as a result of the gain on sale of the principal businesses of our former Power Systems operating segment have been classified within continuing operations consistent with the cash proceeds. These taxes paid in the nine months ended June 30, 2008 have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.
Free cash flow was a source of $342.4 million for the nine months ended June 30, 2009 compared to a source of $261.1 million for the nine months ended June 30, 2008. This increase in free cash flow is primarily due to improvements in working capital, refunds related to a contractual tax matter and lower capital expenditures, partially offset by a decrease in current year earnings and payments related to restructuring actions.
In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.
Commercial paper is our principal source of short-term financing. At June 30, 2009, we had no commercial paper borrowings outstanding. At September 30, 2008, commercial paper borrowings outstanding were $100.0 million, with a weighted average interest rate of 2.25 percent.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
We repurchased approximately 1.7 million shares of our common stock in the first nine months of 2009, all of which occurred in October 2008. The total cost of these shares was $50.0 million. This is compared to purchases of approximately 4.3 million shares at a cost of $251.7 million in the first nine months of 2008, of which 740,000 shares did not settle until July 2008. We also paid $3.5 million in the first nine months of 2009 and $7.5 million in the first nine months of 2008 for unsettled share purchases outstanding at September 30, 2008 and 2007, respectively. Our decision to repurchase additional stock in 2009 will depend on business conditions, stock price, free cash flow generation and other cash requirements. At June 30, 2009, we had approximately $621.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include repayments of short-term borrowings, dividends to shareowners, capital expenditures, acquisitions of businesses, repurchases of common stock and additional contributions to our pension plans. We expect capital expenditures in 2009 to be about $105 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities.
We will determine the funded status of our pension plans as of September 30, 2009, when we adopt the measurement date provisions of SFAS 158. As a result of the declines in our pension plan asset values over the past year, our pension plans have become underfunded. The September 30, 2009 funded status will depend on a number of factors that are highly variable. Assuming discount rates consistent with our previous June 30, 2008 measurement date, we estimate the funded status of our pension plans to be a deficit of approximately $550 million at June 30, 2009. If this estimated deficit continues to exist at September 30, 2009, shareowners’ equity would be reduced, as we would record a corresponding increase in our accumulated other comprehensive loss, net of tax, of approximately $350 million. We do not expect this to affect our compliance with the covenants contained in our credit facilities. We currently expect to contribute approximately $31.2 million to our worldwide pension plans and $20.3 million to our postretirement benefit plans in 2009. Contributions to our pension plans beyond 2009 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 36.0 percent at June 30, 2009 and 37.3 percent at September 30, 2008.
On March 16, 2009 we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. Both new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under any of these credit facilities at June 30, 2009 or September 30, 2008. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at June 30, 2009 and September 30, 2008. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $164.2 million at June 30, 2009 were available to non-U.S. subsidiaries.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
The following is a summary of our credit ratings as of June 30, 2009:

	Short Term	Long Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Negative
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Negative
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
We had cash and cash equivalents of $580.5 million at June 30, 2009. We regularly monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.
We enter into contracts to hedge certain third-party sales and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years and to offset transaction gains or losses associated with some of our assets and liabilities that are denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. The fair value of our foreign currency forward exchange contracts is a net asset of $8.0 million at June 30, 2009. Our foreign currency forward exchange contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at June 30, 2009, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at June 30, 2009, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						June 30,
	Three Months Ended June 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$518.2	$3.0	$521.2	$(1.3)	$519.9	$731.7
Canada	60.3	8.0	68.3	(6.9)	61.4	104.5
Europe, Middle East and Africa	219.3	32.2	251.5	(0.5)	251.0	338.4
Asia-Pacific	144.7	15.2	159.9	(0.1)	159.8	189.5
Latin America	68.3	14.8	83.1	—	83.1	110.9

Total Company Sales	$1,010.8	$73.2	$1,084.0	$(8.8)	$1,075.2	$1,475.0

						Nine
						Months
						Ended
						June 30,
	Nine Months Ended June 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$1,697.7	$13.5	$1,711.2	$(4.1)	$1,707.1	$2,120.1
Canada	188.6	38.8	227.4	(6.9)	220.5	296.6
Europe, Middle East and Africa	712.5	102.3	814.8	(3.9)	810.9	980.8
Asia-Pacific	420.3	51.5	471.8	(0.2)	471.6	518.4
Latin America	239.0	51.2	290.2	—	290.2	297.6

Total Company Sales	$3,258.1	$257.3	$3,515.4	$(15.1)	$3,500.3	$4,213.5

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						June 30,
	Three Months Ended June 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$399.5	$29.2	$428.7	$(0.6)	$428.1	$625.7
Control Products & Solutions	611.3	44.0	655.3	(8.2)	647.1	849.3

Total Company Sales	$1,010.8	$73.2	$1,084.0	$(8.8)	$1,075.2	$1,475.0

						Nine
						Months
						Ended
						June 30,
	Nine Months Ended June 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$1,299.4	$101.4	$1,400.8	$(6.9)	$1,393.9	$1,802.6
Control Products & Solutions	1,958.7	155.9	2,114.6	(8.2)	2,106.4	2,410.9

Total Company Sales	$3,258.1	$257.3	$3,515.4	$(15.1)	$3,500.3	$4,213.5

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at June 30, 2009, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at June 30, 2009, there has been no material change to this information.
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
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the third quarter of 2009, we deployed the distributor order management functionality of the system to additional distributors in the United States. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new processes and functionality. Additional implementations will occur at most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2009-2013.
There has been no other change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and has been updated by the information contained in Item 1, Legal Proceedings, of our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2008 and March 31, 2009. We believe that at June 30, 2009, there has been no material change to this information, except with regard to the Civilian Board of Contract Appeals proceeding discussed in the fourth paragraph under the section entitled “Rocky Flats Plant” (which was updated in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008), which is supplemented as follows: DOE has appealed the Board’s previous ruling in that proceeding, and RIC has cross-appealed.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. We believe that at June 30, 2009 there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. Our repurchase program allows management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. We repurchased no shares under this program during the three months ended June 30, 2009. The dollar value of shares remaining under the repurchase program as of June 30, 2009 was $621,188,198.

ROCKWELL AUTOMATION, INC.
Item 6. Exhibits
(a) Exhibits:

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2009.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	—	Interactive Data Files.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: August 4, 2009	By:	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2009	By:	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2009.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.