Form 10-K
period 2009-09-30
ROCKWELL AUTOMATION INC
filed 2009-11-18
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009.
Commission file number 1-12383

Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1797617 (I.R.S. Employer Identification No.)

1201 South 2nd Street Milwaukee, Wisconsin (Address of principal executive offices)	53204 (Zip Code)
Registrant’s telephone number, including area code:
(414) 382-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 Par Value	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2009 was approximately $3.0 billion.
142,253,411 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 2, 2010 is incorporated by reference into Part III hereof.

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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 2, 2010 (the 2010 Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2009, our total sales were $4.3 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2009, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business in North America, Europe, Middle East and Africa, Asia Pacific and Latin America.
Architecture & Software
Our Architecture & Software operating segment recorded sales of $1.7 billion (40 percent of our total sales) in 2009. The Architecture & Software segment contains all of the elements of our integrated control and information architecture capable of controlling the customer’s plant floor and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products, including:
•
Control platforms that perform multiple control disciplines and monitoring of applications, including discrete, batch, continuous process, drives control, motion control and machine safety control. Our platform products include controllers, electronic operator interface devices, electronic input/output devices, communication and networking products, industrial computers and condition-based monitoring systems. The information-enabled Logix controllers provide integrated multi-discipline control that is modular and scaleable.

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
Architecture & Software’s products are marketed primarily under the Allen-Bradley®, A-B®, Rockwell Software® and FactoryTalk® brand names. Major markets served include food and beverage, automotive, oil and gas, metals, mining, home and personal care and life sciences.

Control Products & Solutions
Our Control Products & Solutions operating segment recorded 2009 sales of $2.6 billion (60 percent of our total sales). The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products with the customer support and application knowledge necessary to implement an automation or information solution on the plant floor. This comprehensive portfolio includes:
•
Low voltage and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, contactors, push buttons, signaling devices, termination and protection devices, relays and timers and condition sensors.

•	Value-added packaged solutions, including configured drives, motor control centers and custom-engineered panels for Original Equipment Manufacturer (OEM) and end-user applications.
•	Automation and information solutions, including custom-engineered hardware and software systems for discrete, process, motion, safety, drives and manufacturing information applications.
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
Control Products & Solutions products are marketed primarily under the Allen Bradley®, A-B® and ICS Triplex™ brand names. Major markets served include food and beverage, oil and gas, metals, mining, automotive, pulp and paper and life sciences.
Geographic Information
In 2009, sales to customers in the United States accounted for 51 percent of our total sales. Our principal markets outside of the United States are in Canada, China, the United Kingdom, Italy, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 18 in the Financial Statements.
Competition
Depending on the product or service involved, our competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies that specialize in niche products and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology leadership, knowledge of customer applications, large installed base, established distribution network, quality of products and services, price and global presence.
Distribution
In the United States and Canada, we sell our products primarily through independent distributors that typically do not carry products that compete with Allen-Bradley® products. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in 2009, 2008 and 2007 were between 9 and 10 percent of our total sales.
Research and Development
Our research and development spending for the years ended September 30, 2009, 2008 and 2007 was $170.0 million, $191.3 million, and $166.9 million, respectively. Customer-sponsored research and development was not significant in 2009, 2008 or 2007.

Employees
At September 30, 2009 we had approximately 19,000 employees. Approximately 8,300 were employed in the United States, and, of these employees, about two percent were represented by various local or national unions.
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
Backlog
Our total order backlog at September 30 was (in millions):

	2009	2008

Architecture & Software	$130.6	$161.2
Control Products & Solutions	761.3	872.6

	$891.9	$1,033.8

Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2010 were approximately $73.2 million as of September 30, 2009.
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
The certifications of our Chief Executive Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K and were included as Exhibits to each of our Quarterly Reports on Form 10-Q filed during 2009. Our Chief Executive Officer certified to the New York Stock Exchange (NYSE) on March 4, 2009 pursuant to Section 303A.12 of the NYSE’s listing standards that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

Item 1A.	Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance, and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Many of our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K. We can mitigate these risks and their impact on the company only to a limited extent.
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process is a company wide initiative that is designed with the intent of prioritizing risks and giving risks appropriate consideration. We use the integrated risk framework of the Committee of Sponsoring Organizations (COSO) to assess, manage, and monitor risks.
A council of senior executives prioritizes identified risks based on the severity and likelihood of each risk and assigns an executive to address each major identified risk area and lead action plans to mitigate risks, where possible. Our Board of Directors provides oversight of the ERM process and reviews identified risks deemed most significant. The Audit Committee also reviews major financial risk exposures and the steps management has taken to monitor and seek to control them.
Our goal is to proactively manage risks in a structured approach and in conjunction with strategic planning, with the intent to preserve and enhance shareowner value. However, these and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results.
We generate a substantial portion of our revenues from international sales and are subject to the risks of doing business in many countries.
Approximately 49 percent of our revenues in 2009 were outside of the U.S. Future growth rates and success of our business depend in large part on growth in our non-U.S. sales. Numerous risks and uncertainties affect our non-U.S. operations. These risks and uncertainties include political and economic instability, changes in laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws affecting our activities abroad. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. While these factors and their impacts are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
An inability to respond to changes in customer preferences could result in decreased demand for our products.
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

A global recession, adverse changes in business or industry conditions and volatility and disruption of the capital and credit markets may result in additional decreases in our revenues and profitability.
Recent global economic events, including the tightening of credit markets and the failures or material deteriorations of financial institutions and other entities, have resulted in a global recession. If these conditions continue or worsen, we could experience additional declines in revenues, profitability and cash flow due to reduced orders, payment delays, supply chain disruptions or other factors caused by economic challenges faced by our customers, prospective customers and suppliers.
Demand for our products is sensitive to changes in levels of global or regional industrial production and the financial performance of major industries that we serve. As economic activity slows or credit markets tighten, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products.
Our ability to access the credit markets, and the related costs of these borrowings, is affected by the strength of our credit rating and current market conditions. If our access to credit, including the commercial paper market, is adversely affected due to a change in market conditions or otherwise, our cost of borrowings may increase or our ability to fund operations may be reduced.
Information technology infrastructure failures could disrupt our business.
We depend heavily on our information technology (IT) infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, a problem with the functioning of an important IT application, a breach of security or an intentional disruption of our IT systems, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.
We are implementing a global Enterprise Resource Planning (ERP) system that will redesign and deploy new processes, organization structures and a common information system over a period of several years. Significant roll-outs of the system occurred at our U.S. locations and certain locations in Mexico and Europe in 2007 to 2009, and are scheduled to continue at additional locations in 2010 and beyond. As we implement the ERP system, the new system may not perform as expected. This could have an adverse effect on our business.
There are inherent risks in our growing solutions businesses.
Risks inherent in the sale of systems and solutions include assuming greater responsibility for project completion and success, defining and controlling contract scope, efficiently executing projects, and managing the efficiency and quality of our subcontractors. If we are unable to control, manage, and mitigate these risks, our results of operations could be adversely affected.
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on product performance, quality, integrated systems and applications that address our customers’ business challenges, pricing and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or to provide high quality products and services, we may experience price erosion and lower revenues and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

A disruption to our distribution channel could reduce our revenues.
In the United States and Canada, approximately 90 percent of our sales is through a limited number of distributors. In certain other countries, the majority of our sales is also through a limited number of distributors. While we maintain the right to appoint new distributors, any unplanned disruption to the existing channel could adversely affect our revenues. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor, or other events.
Potential liabilities and costs from litigation (including asbestos claims) could increase our costs.
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
Intellectual property infringement claims could harm our business and our customers.
Others may assert intellectual property infringement claims against us or our customers. We regularly provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal costs to defend claims could be costly. In addition, we own the rights to many patents, trademarks, brand names and trade names that are important to our business. The loss of patents or licenses used in principal portions of our business may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant.
We rely on vendors to supply raw materials, including commodities, which creates certain risks and uncertainties that may adversely affect our business.
Our manufacturing processes require that we buy a high volume of equipment, components and raw materials, including commodities such as copper, aluminum and steel. Our reliance on suppliers of these raw materials involves certain risks, including:
•	poor quality can adversely affect the reliability and reputation of our products;
•	the cost of these purchases may change due to inflation, exchange rates, commodity market volatility or other factors;
•	we may not be able recover any increase in costs for these purchases through price increases to our customers; and
•	a shortage of components, commodities or other materials could adversely affect our manufacturing efficiencies and ability to make timely delivery.
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where alternative sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues.

Potential liabilities and costs for environmental remediation could reduce our profits.
Our operations, both in the United States and abroad, are subject to regulation by various environmental regulatory authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Environmental laws and regulations can be complex and may change. Our financial responsibility to clean up contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.
We must successfully defend any claims from taxing authorities to avoid an adverse effect on our tax expense and financial position.
We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the ambiguity of tax laws among those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims by taxing authorities related to these differences could have an adverse impact on our operating results and financial position.
Our competitiveness depends on successfully executing our globalization and cost productivity initiatives.
Our globalization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities. Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions, and challenges to protect our intellectual property. In addition, we continue with our initiative to invest in actions to reduce our cost structure. The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results.
We face the potential harms of natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations.
Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by governments in response to such events could cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, make it difficult or impossible for us to deliver products.
Our business success depends on attracting and retaining qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and administration. The failure to attract and retain members of our management team and key employees could have a negative effect on our operating results.
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
Future acquisitions could result in debt, dilution, liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2009, we operated 55 plants. Manufacturing space occupied approximately 4.8 million square feet, of which 52 percent was in the United States and Canada. Our Architecture & Software segment occupied approximately 0.7 million square feet, our Control Products & Solutions segment occupied approximately 2.9 million square feet and the remaining approximately 1.2 million square feet of manufacturing space was shared by our operating segments. We also had 269 sales and administrative offices and a total of 28 warehouses, service centers and other facilities. The aggregate floor space of our facilities was approximately 10.6 million square feet. Of this floor space, we owned approximately 22 percent and leased approximately 78 percent. At September 30, 2009, approximately 266,000 square feet of floor space was not in use, mostly in owned facilities.
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
On May 4, 2005, RIC filed a claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of a qui tam suit against RIC related to Rocky Flats. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding defense costs to the Civilian Board of Contract Appeals (Board). On July 9, 2007, the Board ruled that RIC was not entitled to be reimbursed for costs incurred by it in defense of the qui tam action and that the DOE was entitled to be repaid the previously reimbursed costs. As a result of further proceedings, on December 17, 2008 the Board held allowable those costs incurred by RIC in defense of claims other than the claims on which it was found liable in the qui tam case. The actual amounts that RIC may be required to repay to the DOE and that the DOE must reimburse RIC will be determined in further proceedings. The DOE has appealed the Board’s previous ruling in that proceeding, and RIC has cross-appealed.

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
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide administers the Kemper buyout funds and has entered into a cost share agreement with us to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buyout funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Item 4A. Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2009 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board since February 2005 and President and Chief Executive Officer	58

Sujeet Chand — Senior Vice President and Chief Technology Officer since September 2005; Vice President and Chief Technical Officer prior thereto	51

Kent G. Coppins — Vice President and General Tax Counsel	56

Theodore D. Crandall — Senior Vice President and Chief Financial Officer since October 2007; Interim Chief Financial Officer from April 2007 to October 2007; Senior Vice President prior thereto	54

David M. Dorgan — Vice President and Controller	45

Steven A. Eisenbrown — Senior Vice President	56

Steven W. Etzel — Vice President and Treasurer since November 2007; Assistant Treasurer from November 2006 to November 2007; Director, Finance from January 2006 to November 2006; Vice President, Risk Management and Financial Planning prior thereto	49

Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	48

John P. McDermott — Senior Vice President	51

John M. Miller — Vice President and Chief Intellectual Property Counsel	42

Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development	53

Robert A. Ruff — Senior Vice President	61

Susan J. Schmitt — Senior Vice President, Human Resources since July 2007; Director, Human Resources United Kingdom and European Functions, Kellogg Company (producer of cereal and convenience foods) from August 2006 to July 2007; Vice President, Human Resources, U.S. Morning Foods division of Kellogg Company prior thereto	46

A. Lawrence Stuever — Vice President and General Auditor	57

Martin Thomas — Senior Vice President, Operations and Engineering Services since February 2007; Vice President, Operations and Engineering Services from November 2005 to February 2007; President, General Electric’s Trailer Fleet Services and Modular Space businesses (leasing for modular space and tractor trailers) prior thereto	51
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
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2009 there were 27,316 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2009 and 2008:

	2009		2008
Fiscal Quarters	High	Low	High	Low
First	$37.21	$21.51	$73.86	$64.85
Second	35.00	17.50	69.72	50.00
Third	35.56	20.97	61.49	42.75
Fourth	45.12	29.55	49.92	32.83
We declare and pay dividends at the sole discretion of our Board of Directors. During each of 2009 and 2008, we declared and paid aggregate cash dividends of $1.16 ($0.29 per quarter) per common share.
On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. Our repurchase program allows management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. We repurchased no shares under this program during the three months ended September 30, 2009. The dollar value of shares remaining under the repurchase program as of September 30, 2009 was $621,188,198.

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

	Year Ended September 30,
	2009(a)	2008(b)	2007(c)	2006(d)	2005
	(in millions, except per share data)
Consolidated Statement of Operations Data:

Sales	$4,332.5	$5,697.8	$5,003.9	$4,556.4	$4,111.5
Interest expense	60.9	68.2	63.4	56.6	45.8
Income from continuing operations before accounting change	217.9	577.6	569.3	529.3	447.7
Earnings per share from continuing operations before accounting change:
Basic	1.54	3.94	3.59	3.00	2.45
Diluted	1.53	3.90	3.53	2.94	2.39
Cumulative effect of accounting change per diluted share (e)	—	—	—	(0.10)	—
Cash dividends per share	1.16	1.16	1.16	0.90	0.78

Consolidated Balance Sheet Data: (at end of period)
Total assets	$4,305.7	$4,593.6	$4,545.8	$4,735.4	$4,525.1
Short-term debt and current portion of long-term debt	—	100.1	521.4	219.0	0.1
Long-term debt	904.7	904.4	405.7	748.2	748.2
Shareowners’ equity	1,316.4	1,688.8	1,742.8	1,918.2	1,649.1

Other Data:

Capital expenditures	$98.0	$151.0	$131.0	$122.3	$102.7
Depreciation	101.7	101.3	93.5	96.2	109.0
Other intangible asset amortization	32.4	35.2	24.4	21.2	18.4

(a)
Includes costs of $60.4 ($41.8 million after tax, or $0.29 per diluted share) related to restructuring actions designed to better align our cost structure with current economic conditions. See Note 14 in the Financial Statements for more information.

(b)
Includes net costs of $46.7 million ($30.4 million after tax, or $0.21 per diluted share) primarily related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. See Note 14 in the Financial Statements for more information.

(c)
Includes costs of $43.5 million ($27.7 million after tax, or $0.17 per diluted share) related to various restructuring activities designed to execute on our cost productivity initiatives and to advance our globalization strategy. See Note 14 in the Financial Statements for more information.

(d)	Includes a gain on sale of our 50 percent interest in Rockwell Scientific Company LLC of $19.9 million ($12.0 million after tax, or $0.07 per diluted share).

(e)
Effective September 30, 2006, we adopted a new accounting standard relating to Asset Retirement Obligations as a result of a change in U.S. Generally Accepted Accounting Principles (U.S. GAAP). The application of this change resulted in a charge of $28.6 million ($17.7 million after tax, or $0.10 per diluted share) in 2006.

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
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications, and expansions of existing facilities, and the creation of new facilities;
•	our customers’ needs for greater cost reduction, sustainable production (cleaner, safer and more energy efficient), productivity, quality assurance and overall global competitiveness;
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
Long-term Strategy
Our strategic framework incorporates our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions, and our growth and performance strategy, which seeks to:
•
deploy human and financial resources to strengthen our technology leadership and allow us to capture a larger share of our customers’ spending and continue to transform our business model into one that is based less on tangible assets and more on intellectual capital;

•	expand our served market by increasing our capabilities in new applications, including process control, safety and information software;
•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of industries;
•	build our channel capability and partnerships and increase penetration at OEMs;
•
look for potential acquisitions that serve as catalysts to organic growth, add complementary technology, expand our served market, increase our domain expertise or continue our geographic diversification; and

•	drive continuous improvement by driving quality into all we do, improving customer experience and satisfaction, driving aggressive productivity and optimizing end-to-end business processes.

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
We believe that process automation is the largest growth opportunity for our company. Our Logix architecture enables us to compete effectively with traditional Distributed Control Systems (DCS) solutions for many process applications. Our Logix architecture can integrate information across the plant floor to the enterprise systems and the external supply chain. Our Logix architecture continues to be an important differentiator and the anchor of our comprehensive automation offerings.
We have one of the most comprehensive safety offerings in the industry, including both machine and process safety products and solutions. We see significant potential in the growing safety market. We successfully integrated safety into the Logix platform with our launch of GuardLogix® safety controllers. Our safety products are designed to bring a dual benefit to our customers: a safe environment for their employees and productivity in their operations.
Through internal investment and acquisitions, we have expanded our capability in the area of plant-wide information. This opportunity involves optimizing processes and assets while integrating between the plant floor, the enterprise business system and the supply chain.
Our broad power and motor control offering is one of our core competencies. Many of our motor control products are intelligent and configurable. These products enhance the availability, efficiency and safe operation of our customers’ critical plant assets.
We augment our product portfolio with solutions and service offerings. We have expanded our portfolio of repeatable solutions, which enables us to gain efficiency, drive innovation and improve the global deployment of our solutions to our customers. The combination of our leading technologies with the industry-specific domain expertise of our people enables us to solve many of our customers’ manufacturing challenges.
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
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, services and solutions that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing and customer facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America and middle and eastern Europe have the potential to exceed global GDP rates, due to higher levels of infrastructure investment and the growing role of consumer spending in these markets. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
OEMs represent another growth opportunity. The OEM market is large and we have an opportunity to increase market share within it, particularly outside of North America. To remain competitive, OEMs need to continually improve their costs and machine performance and reduce their time to market. Our modular and scaleable Logix offering, particularly when combined with motion and safety, can assist OEMs in addressing these business needs.

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
We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, water/wastewater and forest products. Companies in these industries typically invest when commodity prices are relatively high and global demand for basic materials is increasing.
In the transportation industry, factors such as geographic expansion, investment in new model introductions and more flexible manufacturing technologies influence customers’ purchasing decisions regarding our products, services and solutions.
Demand for our products, services and solutions across all industries benefits from the outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally. We help our customers meet their sustainability needs pertaining to energy efficiency, environmental and safety goals. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor controls and energy efficient solutions and services. In addition, environmental and safety objectives often spur customers to invest to ensure compliance and implement sustainable business practices.
Acquisitions
In March 2009, we bought a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc., which is expected to accelerate our business growth in Canada and in the oil and gas and other resource-based industries. In January 2009, we bought the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Limited. This acquisition advances our globalization strategy and strengthens our ability to deliver project management and engineering solutions primarily to our customers in China.
During 2008 we acquired CEDES Safety & Automation AG (CEDES), Incuity Software, Inc. (Incuity) and Pavilion Technologies, Inc. (Pavilion). With our acquisition of CEDES, we have expanded our comprehensive machine safety component portfolio. CEDES is a supplier of safety and measuring light curtains, a leading product offering in the machine safety market. Incuity positions us for continued success in the information solutions market. Incuity’s enterprise manufacturing intelligence offerings, which we have named FactoryTalk® VantagePoint, enable us to accelerate specific aspects of our plant-wide information strategy and extend the capabilities of our integrated architecture. We believe that Pavilion’s expertise in advanced process control, production optimization and environmental compliance solutions, paired with our Logix architecture, positions us to help our customers create a more agile, efficient and productive environment. It also benefits, in particular, our process growth initiative.
We believe the acquired companies will help us expand our market share and deliver value to our customers.
Continuous Improvement
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. We are in the process of developing and implementing common global processes and an enterprise-wide information system. These are intended to improve profitability that can be used to fund investment in growth and technology and to offset inflation. Our ongoing productivity initiatives target both cost and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to effectively execute our productivity programs.

U. S. Industrial Economic Trends
In 2009, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:
•
The Industrial Production Index (Total Index), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2002. Historically there has been a meaningful correlation between the Industrial Production Index and the level of capital investment made by our U.S. customers in their manufacturing base.

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

•
Capacity Utilization (Total Industry), which is an indication of plant operating activity published by the Federal Reserve. Historically there has been a meaningful correlation between Capacity Utilization and levels of U.S. industrial production.

The table below depicts the trends in these indicators from fiscal 2007 to 2009. Recent trends in most metrics show signs of possible stabilization; however, we continue to operate in a period of uncertainty with respect to the U.S. economy.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2009
Quarter ended:
September 2009	97.6	52.6	$147.2	69.8
June 2009	96.4	44.8	151.4	68.7
March 2009	99.1	36.3	157.8	70.4
December 2008	104.4	32.9	187.9	74.2

Fiscal 2008
Quarter ended:
September 2008	108.1	43.4	194.8	76.9
June 2008	110.7	49.5	197.3	78.9
March 2008	112.0	49.0	195.3	80.1
December 2007	112.0	49.1	192.9	80.4

Fiscal 2007
Quarter ended:
September 2007	111.7	50.5	199.0	80.7
June 2007	111.1	52.9	198.8	80.6
March 2007	110.5	51.1	182.1	80.6
December 2006	109.8	52.2	183.7	80.6

Note:	Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2009, sales to non-U.S. customers accounted for 49 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Demand has historically been driven, in part, by:
•	investments in infrastructure in developing economies;

•	investments in basic materials production capacity, partly in response to higher end-product pricing; and

•	expanding consumer markets.
We use changes in GDP as one indicator of the growth opportunities in each region where we do business. GDP either declined or grew slowly in all regions during fiscal 2009, contributing to reduced customer demand. We have observed the most significant effects of the GDP deceleration in the developed economies of Canada, Western Europe and Asia Pacific, all of which experienced year-over-year GDP declines. We also saw GDP declines in Latin America, beginning in the second fiscal quarter of 2009. GDP growth rates in certain Asia Pacific emerging economies exceeded the global average, as growth in these economies began to accelerate in the second half of fiscal 2009. Signs indicating potential stabilization in global economic conditions began to appear in the fourth fiscal quarter of 2009, but the market outlook in all regions continues to remain uncertain.
Revenue by Geographic Region
The table below presents our actual sales for the year ended September 30, 2009 by geographic region and the change in sales from the year ended September 30, 2008 (in millions, except percentages):

			Change in
		Change vs.	Organic Sales
	Year Ended	Year Ended	vs. Year Ended
	September 30, 2009(1)	September 30, 2008	September 30, 2008(2)

United States	$2,209.2	(23%)	(22%)
Canada	257.1	(35%)	(28%)
Europe, Middle East and Africa	962.1	(27%)	(19%)
Asia-Pacific	579.3	(19%)	(11%)
Latin America	324.8	(22%)	(6%)

Total sales	$4,332.5	(24%)	(19%)

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

Summary of Results of Operations
Our 2009 results reflect the severity of the global economic recession. Market conditions quickly deteriorated across most industries and all regions. Turmoil in the financial markets intensified the economic decline and was a contributing factor in most industrial companies’ decisions to slow production, reduce spending and conserve cash. All of these factors contributed to 2009 being one of the most challenging years in our history.
In this economic environment, we experienced a full year organic revenue decline of 19 percent. However, we saw demand levels in our products business start to stabilize in the latter part of the year and our revenue grew sequentially in the fourth quarter of 2009. While macroeconomic conditions appear to be stabilizing, the outlook for manufacturing investment remains uncertain.
During 2009, we acted decisively throughout the year to right-size our cost structure, allowing us to achieve cost savings in 2009 and expected incremental cost savings in 2010. These actions required us to record restructuring charges of $60.4 million ($41.8 million after tax, or $0.29 per diluted share). We carefully balanced these actions with preserving investments in our core technologies and global domain expertise. We also generated significant cash flow this year by quickly aligning inventory levels to lower demand, effectively managing receivables in a difficult credit environment and appropriately constraining capital spending. Our balance sheet and liquidity position remain strong.
We will continue our operating discipline, with a focus on cost control and cash management, into 2010. We believe our ongoing commitment to innovation, technology differentiation, domain expertise and thought leadership will enable us to continue to meet our customers’ global productivity and sustainability needs.
The following tables reflect our sales and operating results for the years ended September 30, 2009, 2008 and 2007 (in millions, except per share amounts):

	Year Ended September 30,
	2009	2008	2007
Sales
Architecture & Software	$1,723.5	$2,419.7	$2,221.3
Control Products & Solutions	2,609.0	3,278.1	2,782.6

Total	$4,332.5	$5,697.8	$5,003.9

Segment operating earnings (a)(b)
Architecture & Software	$223.0	$584.7	$587.7
Control Products & Solutions	206.7	440.5	397.0

Purchase accounting depreciation and amortization	(18.6)	(24.2)	(16.4)
General corporate — net	(80.3)	(77.2)	(72.8)
Interest expense	(60.9)	(68.2)	(63.4)
Special items (b)	4.0	(46.7)	(43.5)

Income from continuing operations before income taxes	273.9	808.9	788.6

Provision for income taxes	(56.0)	(231.3)	(219.3)

Income from continuing operations	217.9	577.6	569.3

Income from discontinued operations (c)	2.8	—	918.5

Net income	$220.7	$577.6	$1,487.8

Diluted earnings per share:
Continuing operations	$1.53	$3.90	$3.53
Discontinued operations	0.02	—	5.70

Net income	$1.55	$3.90	$9.23

Diluted weighted average outstanding shares	142.5	148.2	161.2

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)	Segment operating earnings in 2009 includes restructuring charges of $60.4 million. See Note 14 in the Financial Statements for information about restructuring charges and special items.

(c)	See Note 13 in the Financial Statements for a description of items reported as discontinued operations.

2009 Compared to 2008

(in millions, except per share amounts)	2009	2008	Change

Sales	$4,332.5	$5,697.8	$(1,365.3)
Income from continuing operations	217.9	577.6	(359.7)
Diluted earnings per share from continuing operations	1.53	3.90	(2.37)
Sales
Sales decreased 24 percent in 2009 compared to 2008. The effects of currency translation contributed 5 percentage points to the decrease. We experienced a significant decline in customer demand during 2009 due to deteriorating economic, financial and credit market conditions in most regions and industries. Sales to customers in the United States declined 22 percent organically as compared to 2008, as plant shutdowns occurred and production slowed across many industries. The Canadian organic sales decline of 28 percent compared to 2008 was driven by weakness in all industrial sectors, including transportation and general manufacturing. Sales to customers in EMEA declined 19 percent organically compared to 2008. EMEA weakness occurred in all industries as well as in sales to OEMs, due to a large number of plant shutdowns and production cutbacks. Organic sales in Asia-Pacific declined by 11 percent compared to 2008. Korea and Japan contributed most to the decline in the region. Organic sales in Latin America declined by 6 percent as compared to 2008. The Latin America region benefited from demand in resource-based industries during the first two quarters of the year, but experienced year-over-year organic sales declines in the second half of the year.
In 2009 we experienced significant year-over-year declines in all of our end markets, including transportation, metals, and to a lesser extent, consumer products industries. However, the decline in process sales was lower than our average rate of decline.
Purchase Accounting Depreciation and Amortization
Purchase accounting depreciation and amortization was $18.6 million in 2009 compared to $24.2 million in 2008. The decrease was primarily due to completed amortization of certain intangible assets and currency translation.
General Corporate — Net
General corporate expenses were $80.3 million in 2009 compared to $77.2 million in 2008. The increase was primarily due to increased charitable contributions and a gain recognized in the first nine months of 2008 in connection with the divestiture of Power Systems, partially offset by cost reductions.
Interest Expense
Interest expense was $60.9 million in 2009 compared to $68.2 million in 2008. The decrease was due to lower interest rates and lower short-term debt balances.

Income Taxes
The effective tax rate for 2009 was 20.4 percent compared to 28.6 percent in 2008. The 2009 and 2008 effective tax rates were lower than the U.S. statutory tax rate of 35 percent because we benefited from lower tax rates on income outside the United States and in 2008 we benefited from the use of foreign tax credits.
The 2009 rate was lower than 2008 because we benefited from a lower proportionate share of income in higher tax rate jurisdictions as compared to 2008. During 2009, we also recognized discrete tax benefits of $20.5 million related to the retroactive extension of the U.S. federal research tax credit, the resolution of a contractual tax obligation and various state tax matters, partially offset by discrete tax expenses of $4.2 million related to a non-U.S. subsidiary.
See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2009 and 2008 affecting the respective tax rates.
Income from Continuing Operations
Income from continuing operations decreased 62 percent in 2009 to $217.9 million, compared to 2008. The decrease is primarily due to our significant decline in sales volume. Inflation, the unfavorable impact of currency exchange rates and restructuring charges also contributed to the decrease. These items were partially offset by cost reductions, lower interest expense and a lower effective tax rate.
During 2009, we recorded restructuring charges of $60.4 million ($41.8 million after tax, or $0.29 per diluted share) related to actions designed to better align our cost structure with current economic conditions. We recorded $35.2 million of the restructuring charges as a reduction of Architecture & Software operating earnings and $25.2 million as a reduction of Control Products & Solutions operating earnings. Special items of $4.0 million in 2009 include the reversal of a portion of restructuring accruals established in prior years.
During 2008, we recorded restructuring charges of $50.7 million ($34.0 million after tax, or $0.23 per diluted share) related to actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. This charge was partially offset by the reversal of $4.0 million ($3.6 million net of tax or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions, as employee attrition differed from our original estimates. We recorded these net charges in special items in 2008.
See Note 14 in the Financial Statements for more information on restructuring charges and special items.
Architecture & Software

(in millions, except percentages)	2009	2008	Change

Sales	$1,723.5	$2,419.7	$(696.2)
Segment operating earnings	223.0	584.7	(361.7)
Segment operating margin	12.9%	24.2%	(11.3	) pts
Sales
Architecture & Software sales decreased 29 percent in 2009 compared to 2008 as plant shutdowns occurred and production slowed across many industries. Organic sales decreased 24 percent, as the effects of currency translation contributed approximately 5 percentage points to the decline. We experienced year-over-year declines in sales of this segment as a result of the global recession and the short-cycle nature of this segment’s sales activities. Logix sales declined 17 percent in 2009 compared to 2008, while the decline in sales of our legacy processor products was greater than the segment’s average rate of decline.
Operating Margin
Architecture & Software segment operating margin decreased by 11.3 points to 12.9 percent in 2009 compared to 2008. The decrease was primarily due to significant declines in sales volume. The unfavorable impact of currency exchange rates and restructuring charges also contributed to the decrease, partially offset by cost reductions.

Control Products & Solutions

(in millions, except percentages)	2009	2008	Change

Sales	$2,609.0	$3,278.1	$(669.1)
Segment operating earnings	206.7	440.5	(233.8)
Segment operating margin	7.9%	13.4%	(5.5	) pts
Sales
Control Products & Solutions sales decreased 20 percent in 2009 compared to 2008. Organic sales decreased 15 percent as the effects of currency translation contributed 5 percentage points to the decrease. We experienced significant year-over-year declines in sales by the products businesses of this segment as a result of the global recession and the short-cycle nature of these businesses’ sales activities. Sales by our solutions and services businesses declined at a lower rate than the segment’s average rate of decline, as we delivered solutions from our backlog.
Operating Margin
Control Products & Solutions segment operating margin decreased by 5.5 points to 7.9 percent in 2009 compared to 2008. The decrease resulted primarily from significant declines in sales volume. Inflation, the unfavorable impact of currency exchange rates and restructuring charges also contributed to the decrease, which was partially offset by cost reductions.
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
Special Items
In 2008, we incurred special charges of $50.7 million ($34.0 million after tax, or $0.23 per diluted share) related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. This charge was partially offset by the reversal of $4.0 million ($3.6 million net of tax or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions as employee attrition differed from our original estimates. The 2008 restructuring actions include workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units.
Special items of $43.5 million in 2007 include costs related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions included workforce reductions, realignment of administrative functions and rationalization and consolidation of global operations.
See Note 14 in the Financial Statements for more information on restructuring charges and special items.
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

Architecture & Software

(in millions, except percentages)	2008	2007	Change

Sales	$2,419.7	$2,221.3	$198.4
Segment operating earnings	584.7	587.7	(3.0)
Segment operating margin	24.2%	26.5%	(2.3	) pts
Sales
Architecture & Software sales increased 9 percent compared to 2007. Organic growth accounted for 3 percentage points of the increase, as foreign currency translation and acquisitions added 5 and 1 percentage points to the growth rate, respectively. Logix sales grew 12 percent in 2008 compared to 2007, partially offset by a decline in our legacy processor sales.
Operating Margin
Segment operating margin decreased by 2.3 points in 2008 compared to 2007 and was negatively impacted by increased investment spending to support technology and growth, year-over-year impact of acquisitions and the impact of foreign currency, partially offset by volume leverage and productivity.
Control Products & Solutions

(in millions, except percentages)	2008	2007	Change

Sales	$3,278.1	$2,782.6	$495.5
Segment operating earnings	440.5	397.0	43.5
Segment operating margin	13.4%	14.3%	(0.9	) pts
Sales
Control Products & Solutions sales increased 18 percent compared to 2007. Organic sales growth was 9 percent, as foreign currency translation and acquisitions added 5 and 4 percentage points to the growth rate, respectively. Year-over-year results benefited from our growth initiatives and strong results from our solutions businesses, especially in resource-based end markets.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2009	2008	2007
Cash provided by (used for):
Operating activities	$526.4	$596.8	$444.9
Investing activities	(132.4)	(220.7)	1,398.9
Financing activities	(307.4)	(442.8)	(1,673.1)
Effect of exchange rate changes on cash	(24.5)	30.7	38.8

Cash provided by (used for) continuing operations	$62.1	$(36.0)	$209.5

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$526.4	$596.8	$444.9
Capital expenditures of continuing operations	(98.0)	(151.0)	(131.0)
Tax payments related to the gain on divestiture of Power Systems	—	7.9	190.0
Excess income tax benefit from share-based compensation	2.4	4.6	27.1

Free cash flow	$430.8	$458.3	$531.0

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Our accounting for share-based compensation requires us to report the excess income tax benefit from the exercise of stock options as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
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
Free cash flow was a source of $430.8 million for the year ended September 30, 2009 compared to a source of $458.3 million for the year ended September 30, 2008. This decrease in free cash flow was primarily due to a decrease in current year earnings and an increase in payments related to restructuring actions, partially offset by improvements in working capital resulting from our lower sales volume, refunds related to a contractual tax matter and lower capital expenditures.
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
Commercial paper is our principal source of short-term financing. At September 30, 2009, we had no commercial paper borrowings outstanding. At September 30, 2008, commercial paper borrowings outstanding were $100.0 million, with a weighted average interest rate of 2.2 percent.

In 2009, we repurchased approximately 1.7 million shares of our common stock, all of which occurred in October 2008. The total cost of these shares was $50.0 million. This is compared to purchases of approximately 6.7 million shares of our common stock at a cost of $355.1 million in 2008. Of these purchases, 0.1 million shares amounting to $3.5 million did not settle until October 2008 and were recorded in accounts payable at September 30, 2008. Our decision to repurchase stock in 2010 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2009 we had approximately $621.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 5, Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include dividends to shareowners, capital expenditures, additional contributions to our pension plans, acquisitions of businesses, repurchases of common stock and repayments of debt. We expect capital expenditures in 2010 to be about $110 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 40.7 percent at September 30, 2009 and 37.3 percent at September 30, 2008. This increase is primarily due to a $360.3 million reduction in shareowners’ equity, net of tax, related to the funded status of our pension plans, which decreased as a result of lower discount rates and a decrease in our pension plan assets.
On March 16, 2009 we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. Both new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under any of these credit facilities at September 30, 2009 or 2008. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2009 and 2008. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $169.7 million at September 30, 2009 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of September 30, 2009:

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
Cash dividends to shareowners were $164.5 million in 2009, $170.2 million in 2008, and $184.7 million in 2007 ($1.16 per share each year). Our current quarterly dividend rate is $0.29 per outstanding share, which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2009 are (in millions):

		Payments by Period
	Total	2010	2011	2012	2013	2014	Thereafter
Long-term debt and interest (a)	$2,245.7	$56.9	$56.9	$56.9	$56.9	$56.9	$1,961.2
Minimum operating lease payments	319.1	70.2	55.2	43.9	28.7	21.7	99.4
Postretirement benefits (b)	218.8	19.3	20.1	20.0	19.8	19.7	119.9
Pension funding contribution (c)	29.3	29.3	—	—	—	—	—
Purchase obligations (d)	129.4	38.0	11.6	11.0	10.9	10.9	47.0
Other long-term liabilities (e)	82.6	18.9	—	—	—	—	—
Unrecognized tax benefits (f)	144.3	—	—	—	—	—	—

Total	$3,169.2	$232.6	$143.8	$131.8	$116.3	$109.2	$2,227.5

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $45.3 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2010 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2010 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental liabilities net of related receivables, asset retirement obligations, and indemnifications. Amounts subsequent to 2010 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

(f)
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

The following is a reconciliation of our reported sales to organic sales (in millions):

						Year Ended
						September 30,
	Year Ended September 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$2,209.2	$14.8	$2,224.0	$(5.1)	$2,218.9	$2,850.8
Canada	257.1	41.9	299.0	(11.9)	287.1	396.4
Europe, Middle East and Africa	962.1	116.1	1,078.2	(3.9)	1,074.3	1,319.0
Asia-Pacific	579.3	59.4	638.7	(1.3)	637.4	717.2
Latin America	324.8	64.6	389.4	—	389.4	414.4

Total Company Sales	$4,332.5	$296.8	$4,629.3	$(22.2)	$4,607.1	$5,697.8

						Year Ended
						September 30,
	Year Ended September 30, 2008					2007
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$2,850.8	$(7.8)	$2,843.0	$(44.3)	$2,798.7	$2,687.0
Canada	396.4	(35.3)	361.1	(2.9)	358.2	341.1
Europe, Middle East and Africa	1,319.0	(127.9)	1,191.1	(87.9)	1,103.2	1,054.2
Asia-Pacific	717.2	(32.2)	685.0	(9.8)	675.2	588.8
Latin America	414.4	(33.9)	380.5	—	380.5	332.8

Total Company Sales	$5,697.8	$(237.1)	$5,460.7	$(144.9)	$5,315.8	$5,003.9

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended
						September 30,
	Year Ended September 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

Architecture & Software	$1,723.5	$116.7	$1,840.2	$(6.9)	$1,833.3	$2,419.7
Control Products & Solutions	2,609.0	180.1	2,789.1	(15.3)	2,773.8	3,278.1

Total Company Sales	$4,332.5	$296.8	$4,629.3	$(22.2)	$4,607.1	$5,697.8

						Year Ended
						September 30,
	Year Ended September 30, 2008					2007
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

Architecture & Software	$2,419.7	$(105.0)	$2,314.7	$(29.0)	$2,285.7	$2,221.3
Control Products & Solutions	3,278.1	(132.1)	3,146.0	(115.9)	3,030.1	2,782.6

Total Company Sales	$5,697.8	$(237.1)	$5,460.7	$(144.9)	$5,315.8	$5,003.9

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
Our global pension expense in 2009 was $32.7 million compared to $28.6 million in 2008. Approximately 51 percent of our 2009 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2009 U.S. pension expense included the following: discount rate of 6.75 percent (compared to 6.50 percent for 2008); expected rate of return on plan assets of 8.00 percent (compared to 8.00 percent for 2008); and an assumed long-term compensation increase rate of 4.20 percent (compared to 4.15 percent for 2008).
We changed our measurement date in 2009 from June 30 to September 30 as required by U.S. GAAP. We recorded a reduction in retained earnings of $8.2 million ($5.3 million net of tax) in the fourth quarter of 2009 related to this change.
The Pension Protection Act of 2006 was signed into law in August 2006. The Internal Revenue Service (IRS) issued final guidance with respect to certain aspects of this law; and, our 2009 pension plan valuation has been completed based on the final guidance. This valuation resulted in no minimum contributions being required in 2009.
We estimate our pension expense will be approximately $71.2 million in 2010, an increase of approximately $38.5 million from 2009. For 2010, our U.S. discount rate will decrease to 6.20 percent. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. Our assumed rate of return on U.S. plan assets will remain at 8.00 percent. We considered actual returns on plan assets over the long term as well as the current and expected mix of plan investments in setting this assumption. We have assumed a U.S. long-term compensation increase rate of 4.30 percent in 2010. We established this rate by analyzing all elements of compensation that are pension eligible earnings.
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

Pension Benefits
	Change in	Change in
	Projected Benefit	Net Periodic Benefit
	Obligation	Cost
Discount Rate	$69.3	$6.6
More information regarding pension benefits is contained in Note 12 in the Financial Statements.

Other Postretirement Benefits
We estimate the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods. The discount rate used to calculate our 2009 other postretirement benefits expense was 6.50 percent (compared to 6.25 percent in 2008). For 2010, the discount rate assumption for other postretirement benefit expense will decrease to 6.00 percent. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
Effective October 1, 2002, we amended our primary U.S. postretirement healthcare benefit program in order to mitigate our share of the increasing cost of postretirement healthcare services. As a result of this amendment, our obligation is less sensitive to increasing healthcare costs resulting from inflationary trends since January 1, 2005.
We changed our measurement date in 2009 from June 30 to September 30 as required by U.S. GAAP. We recorded a reduction in retained earnings of $4.0 million ($2.5 million net of tax) in the fourth quarter of 2009 related to this change.
Net periodic benefit cost in 2009 was $15.8 million compared to $15.4 million in 2008. We expect net periodic benefit cost in 2010 of approximately $14.0 million and the estimated postretirement projected benefit obligation to approximate $215.8 million.
More information regarding postretirement benefits is contained in Note 12 in the Financial Statements.
Revenue Recognition
For approximately 80 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.
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
Returns, Rebates and Incentives
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $6.1 million.

Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of offset exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $116.1 million at September 30, 2009 and $137.8 million at September 30, 2008, of which $8.8 million at September 30, 2009 and $13.2 million at September 30, 2008 was included as an offset to accounts receivable.
Fair Value Measurements
Share-based compensation
Share-based compensation expense net of the related income tax benefit amounted to $18.7 million in 2009, $21.5 million in 2008 and $18.8 million in 2007. Compensation costs are based on the grant-date fair value of the instruments using a valuation model, and are recognized on a straight line basis over the vesting term. We estimate the average risk-free interest rate, expected dividend yield, expected volatility and expected term of the compensation instrument outstanding in order to determine fair value of stock options granted. The valuation model is most sensitive to the expected volatility and term assumptions.
Stock options granted during 2009 had a weighted average fair value of $7.75 per share. The chart below illustrates the weighted average fair value assuming a 10 percent change in the expected volatility and term assumptions:

	Weighted Average
	Fair Value per Share
	10 percent	10 percent
	increase	decrease
Expected volatility	$8.52	$6.95
Expected term (years)	7.98	7.48
Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $2.9 million in other current liabilities and $23.9 million in other liabilities at September 30, 2009 and $5.1 million in other current liabilities and $22.8 million in other liabilities at September 30, 2008.
Indemnifications
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We recorded a liability and a reduction to the gain on sale under relevant U.S. GAAP guarantor accounting rules related to these indemnification obligations. A significant change in the costs or timing could have a significant effect on our estimates. We estimate the potential future payments we could incur under these indemnifications may approximate $25.9 million, of which $11.1 million and $10.5 million has been accrued in other current liabilities and $11.3 million and $12.9 million has been accrued in other liabilities at September 30, 2009 and 2008, respectively.

Derivatives
We use foreign currency forward exchange contracts to manage foreign currency risks. We enter into these contracts to offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions expected to occur within the next two years (cash flow hedges). We also enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset transaction gains and losses associated with certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. The fair value of all derivative financial instruments is recorded in the balance sheet, which is based on the quoted market prices for contracts with similar maturities. Unrealized gains on derivative instruments are recorded in other current assets in the amounts of $25.0 million and $6.1 million and in other assets in the amounts of $11.4 million and $5.1 million at September 30, 2009 and 2008, respectively. Unrealized losses on derivative instruments are recorded in other current liabilities in the amounts of $19.1 million and $16.2 million and in other liabilities in the amounts of $9.4 million and $8.4 million at September 30, 2009 and 2008, respectively.
Purchase Accounting, Goodwill and Indefinite Lived Intangible Assets
When we acquire a business, we account for the assets and liabilities acquired at fair value at the date of acquisition. In order to value acquired identifiable intangible assets and determine their amortizable lives, management must use judgment in selecting relevant assumptions. See Note 2 in the Financial Statements for a discussion of acquisitions in 2009, 2008 and 2007.
In years subsequent to the year of acquisition, we perform an annual impairment test on our goodwill balance. We perform our goodwill impairment test at the reporting unit level. We have determined that our reporting units are our two operating segments: Control Products & Solutions and Architecture & Software, as we have concluded that components one level below these segments do not constitute reporting units.
We use a discounted cash flow valuation model to estimate the fair value of each of our reporting units. We also compare the sum of the computed fair values of our reporting units to our market capitalization to verify reasonableness. The fair value of each reporting unit determined during the 2009 impairment test significantly exceeded the net asset book value of each reporting unit. The valuation model is most sensitive to the discount rate, perpetuity growth rate and tax rate assumptions. A ten percent change in any one of these assumptions would not change the outcome of the goodwill impairment test, as the fair value of each reporting unit would continue to significantly exceed the net asset book value. We have not changed our goodwill impairment testing valuation techniques during the current year.
We also perform an annual impairment test on our Allen-Bradley® and ICS TriplexTM trademarks, as these trademarks have an indefinite life and are not subject to amortization. We use the relief-from-royalty method to determine the fair value of the trademarks, which we compare to the book value to determine whether impairment is warranted. Inputs into the model requiring the most judgment are revenue growth and discount factor. A ten percent change in either one of these assumptions would not result in impairment of either of our indefinite lived intangible assets.
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

Our reserve for environmental matters was $33.4 million, net of related receivables of $24.8 million, at September 30, 2009 and $33.2 million, net of related receivables of $22.8 million, at September 30, 2008. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.
Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $16.8 million at September 30, 2009 and $23.0 million at September 30, 2008.
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
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We recognized a $6.7 million decrease in shareowners’ equity as of October 1, 2008 related to a change in accounting for uncertain tax positions in accordance with changes in U.S. GAAP. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $116.7 million at September 30, 2009 and $125.8 million at September 30, 2008. The amount of net unrecognized tax benefits that would reduce our effective tax rate for continuing operations if recognized was $40.9 million at September 30, 2009 and $43.2 million at September 30, 2008. In addition, the amount of net unrecognized tax benefits that would be reported in discontinued operations if recognized was $26.7 million at September 30, 2009 and $33.4 million at September 30, 2008. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties were $27.6 million at September 30, 2009 and $26.0 million at September 30, 2008. We believe it is reasonably possible that the amount of net unrecognized tax benefits could be reduced by up to $26.8 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recorded a valuation allowance for the majority of our deferred tax assets related to net operating loss and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $43.8 million at September 30, 2009 and $45.1 million at September 30, 2008 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforward amount will be realized. Our income would increase if we determine we will be able to use more Carryforwards than currently expected.

At the end of each interim reporting period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items and items that are reported net of their related tax effects. We record the tax effect of significant unusual or extraordinary items and items that are reported net of their tax effects in the period in which they occur.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $36.4 million and a liability of $28.5 million at September 30, 2009. We enter into these contracts with global financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to U.S. dollars. In 2009, the relative strengthening of the U.S. dollar versus foreign currencies had an unfavorable impact on our revenues and results of operations, while in 2008 the relative weakening of the U.S. dollar had a favorable impact. While future changes in foreign currency exchange rates are difficult to predict, our revenues and profitability may be adversely affected if the U.S. dollar strengthens relative to 2009 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $15 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive (loss) income until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2009 and 2008. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

The following table indicates the U.S. dollar equivalent notional amounts by contractual maturity dates and related weighted average contract exchange rates for our foreign currency forward exchange contracts outstanding at September 30, 2009 (in millions, except for rates):

	Weighted	Notional Amounts
	Average	Maturing in
	Contract Rate	2010	2011
Buy U.S. dollar / Sell euro	1.3632	$93.5	$51.0
Buy U.S. dollar/ Sell British pound sterling	1.8318	49.6	61.7
Buy British pound sterling / Sell U.S. dollar	0.5957	43.6	61.7
Buy euro / Sell British pound sterling	1.1252	72.3	24.0
Buy Swiss franc / Sell Canadian dollar	1.0074	87.0	—
Buy Swiss franc / Sell euro	1.5006	70.6	15.4
Buy Swiss franc / Sell U.S. dollar	1.0905	29.4	15.0
Buy Canadian dollar / Sell Swiss franc	0.9606	33.4	—
Buy Swiss franc / Sell British pound sterling	1.7172	30.4	—
Other	Various	163.8	—

Total		$673.6	$228.8

All of the contracts included in the table above will have offsetting effects from actual transactions that have occurred or will occur in the future. We designated certain of these contracts related to third-party sales or intercompany transactions forecasted to occur through June 2011 as cash flow hedges under U.S. GAAP. The remaining foreign exchange contracts offset actual underlying receivables and payables in our Consolidated Balance Sheet.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. We had no outstanding commercial paper borrowings at September 30, 2009; at September 30, 2008, we had outstanding commercial paper borrowings of $100.0 million with remaining maturities of six days at a weighted average interest rate of 2.2 percent. The weighted average interest rate on our commercial paper borrowings was 0.6 percent during 2009 and 2.9 percent during 2008. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2009 and 2008, a 100 percent increase in average market interest rates would have increased our interest expense by $0.6 million and $7.9 million, respectively. We use a 100 percent hypothetical fluctuation as our actual commercial paper interest rates fluctuated near that amount during 2008 and 2009.
We had outstanding fixed rate long-term debt obligations with carrying values of $904.7 million at September 30, 2009 and $904.4 million at September 30, 2008. The fair value of this debt was $992.0 million at September 30, 2009 and $883.0 million at September 30, 2008. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$643.8	$582.2
Receivables	726.3	959.9
Inventories	436.4	575.5
Deferred income taxes	174.4	190.0
Other current assets	153.9	129.0

Total current assets	2,134.8	2,436.6

Property, net	532.5	553.8
Goodwill	913.2	915.0
Other intangible assets, net	230.9	250.8
Deferred income taxes	307.6	120.1
Prepaid pension	30.7	138.4
Other assets	156.0	178.9

Total	$4,305.7	$4,593.6

Liabilities and Shareowners’ Equity
Current Liabilities
Short-term debt	$—	$100.1
Accounts payable	313.3	437.3
Compensation and benefits	148.9	210.0
Advance payments from customers and deferred revenue	159.1	161.6
Customer returns, rebates and incentives	107.3	124.6
Other current liabilities	218.6	269.5

Total current liabilities	947.2	1,303.1

Long-term debt	904.7	904.4
Retirement benefits	848.9	386.8
Other liabilities	288.5	310.5
Commitments and contingent liabilities (Note 17)

Shareowners’ Equity
Common stock (shares issued: 2009, 181.4; 2008, 216.4)	181.4	216.4
Additional paid-in capital	1,304.8	1,280.9
Retained earnings	2,667.2	4,486.1
Accumulated other comprehensive loss	(727.5)	(319.0)
Common stock in treasury, at cost (shares held: 2009, 39.3; 2008, 73.2)	(2,109.5)	(3,975.6)

Total shareowners’ equity	1,316.4	1,688.8

Total	$4,305.7	$4,593.6

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Sales
Products and solutions	$3,886.7	$5,159.8	$4,543.5
Services	445.8	538.0	460.4

	4,332.5	5,697.8	5,003.9
Cost of sales
Products and solutions	(2,454.5)	(2,985.1)	(2,591.1)
Services	(308.5)	(372.0)	(315.5)

	(2,763.0)	(3,357.1)	(2,906.6)

Gross profit	1,569.5	2,340.7	2,097.3

Selling, general and administrative expenses	(1,228.0)	(1,482.1)	(1,278.6)
Other (expense) income (Note 15)	(6.7)	18.5	33.3
Interest expense	(60.9)	(68.2)	(63.4)

Income from continuing operations before income taxes	273.9	808.9	788.6
Income tax provision (Note 16)	(56.0)	(231.3)	(219.3)

Income from continuing operations	217.9	577.6	569.3

Income from discontinued operations (Note 13)	2.8	—	918.5

Net income	$220.7	$577.6	$1,487.8

Basic earnings per share:

Continuing operations	$1.54	$3.94	$3.59
Discontinued operations	0.02	—	5.78

Net income	$1.56	$3.94	$9.37

Diluted earnings per share:

Continuing operations	$1.53	$3.90	$3.53
Discontinued operations	0.02	—	5.70

Net income	$1.55	$3.90	$9.23

Weighted average outstanding shares:

Basic	141.6	146.5	158.7

Diluted	142.5	148.2	161.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2009	2008	2007
Continuing Operations:
Operating Activities:
Net income	$220.7	$577.6	$1,487.8
Income from discontinued operations	(2.8)	—	(918.5)

Income from continuing operations	217.9	577.6	569.3

Adjustments to arrive at cash provided by operating activities:
Depreciation	101.7	101.3	93.5
Amortization of intangible assets	32.4	35.2	24.4
Share-based compensation expense	27.8	32.5	29.0
Retirement benefit expense	48.5	44.0	59.3
Pension trust contributions	(28.8)	(39.2)	(49.1)
Deferred income taxes	14.7	(16.1)	(43.7)
Net loss (gain) on dispositions of securities and property	4.4	(5.0)	(5.4)
Income tax benefit from the exercise of stock options	0.1	0.2	1.3
Excess income tax benefit from the exercise of stock options	(2.4)	(4.6)	(27.1)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	228.2	(16.0)	(95.1)
Inventories	127.5	(76.2)	(67.7)
Accounts payable	(101.1)	(49.0)	68.4
Compensation and benefits	(56.7)	15.4	7.8
Income taxes	(55.5)	(17.5)	(161.0)
Other assets and liabilities	(32.3)	14.2	41.0

Cash Provided by Operating Activities	526.4	596.8	444.9

Investing Activities:
Capital expenditures	(98.0)	(151.0)	(131.0)
Acquisition of businesses, net of cash acquired	(30.7)	(110.8)	(249.5)
Proceeds from sales of property and business	4.0	7.7	1,750.5
Proceeds from sales of available for sale securities and short-term investments	4.8	36.3	32.1
Purchases of short-term investments	(8.4)	—	—
Other investing activities	(4.1)	(2.9)	(3.2)

Cash (Used for) Provided by Investing Activities	(132.4)	(220.7)	1,398.9

Financing Activities:
Net repayments of short-term debt	(100.0)	(73.1)	(46.0)
Issuance of long-term debt	—	493.5	—
Repayments of long-term debt	—	(351.3)	(14.7)
Cash dividends	(164.5)	(170.2)	(184.7)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(53.5)	(359.1)	(1,519.3)
Proceeds from the exercise of stock options	11.3	13.2	64.9
Excess income tax benefit from the exercise of stock options	2.4	4.6	27.1
Other financing activities	(3.1)	(0.4)	(0.4)

Cash Used for Financing Activities	(307.4)	(442.8)	(1,673.1)

Effect of exchange rate changes on cash	(24.5)	30.7	38.8

Cash Provided by (Used for) Continuing Operations	62.1	(36.0)	209.5
Discontinued Operations:
Cash (Used for) Provided by Discontinued Operating Activities	(0.5)	(6.0)	13.9
Cash Used for Discontinued Investing Activities	—	—	(6.5)
Cash Used for Discontinued Financing Activities	—	—	(0.8)

Cash (Used for) Provided by Discontinued Operations	(0.5)	(6.0)	6.6

Increase (Decrease) in Cash	61.6	(42.0)	216.1
Cash and Cash Equivalents at Beginning of Year	582.2	624.2	408.1

Cash and Cash Equivalents at End of Year	$643.8	$582.2	$624.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2009	2008	2007

Common Stock (no shares issued during years)
Beginning balance	$216.4	$216.4	$216.4
Retirement of treasury shares (Note 10)	(35.0)	—	—

Ending balance	181.4	216.4	216.4

Additional Paid-In Capital
Beginning balance	1,280.9	1,247.5	1,193.6
Income tax benefits from the exercise of stock options	2.5	4.8	28.4
Share-based compensation expense	27.2	32.3	28.6
Other	(5.8)	(3.7)	(3.1)

Ending balance	1,304.8	1,280.9	1,247.5

Retained Earnings
Beginning balance	4,486.1	4,098.1	2,856.2
Net income	220.7	577.6	1,487.8
Cash dividends ($1.16 per share each year)	(164.5)	(170.2)	(184.7)
Retirement of treasury shares (Note 10)	(1,846.0)	—	—
Shares delivered under incentive plans	(21.3)	(12.2)	(61.2)
Adjustment to adopt new accounting guidance related to defined benefit and postretirement plans, net of tax of $4.4 million (Note 12)	(7.8)	—	—
Adjustment to adopt new accounting guidance related to uncertain tax positions, gross of translation adjustment of $0.5 million (Note 16)	—	(7.2)	—

Ending balance	2,667.2	4,486.1	4,098.1

Accumulated Other Comprehensive Loss
Beginning balance	(319.0)	(169.7)	(75.3)
Other comprehensive (loss) income	(408.5)	(149.3)	105.8
Adjustment to adopt new accounting guidance related to defined benefit and postretirement plans, net of tax of $129.0 million (Note 12)	—	—	(200.2)

Ending balance	(727.5)	(319.0)	(169.7)

Treasury Stock
Beginning balance	(3,975.6)	(3,649.5)	(2,272.7)
Purchases	(50.0)	(355.1)	(1,506.1)
Retirement of treasury shares (Note 10)	1,881.0	—	—
Shares delivered under incentive plans	35.1	29.0	129.3

Ending balance	(2,109.5)	(3,975.6)	(3,649.5)

Total Shareowners’ Equity	$1,316.4	$1,688.8	$1,742.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Year Ended September 30,
	2009	2008	2007

Net income	$220.7	$577.6	$1,487.8
Other comprehensive (loss) income:
Minimum pension liability adjustments (net of tax expense of $0, $0, and $3.5)	—	—	6.8
Unrecognized pension and postretirement benefit plan liabilities (net of tax benefit of ($193.8), ($89.5) and $0)	(360.3)	(151.3)	—
Currency translation adjustments	(53.2)	(0.3)	112.2
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $3.1, $3.3, and ($9.9))	4.8	4.9	(15.6)
Net change in unrealized gains and losses on investment securities, net of tax	0.2	(2.6)	2.4

Other comprehensive (loss) income	(408.5)	(149.3)	105.8

Comprehensive (loss) income	$(187.8)	$428.3	$1,593.6

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses.
Basis of Presentation
Except as indicated, amounts reflected in the consolidated financial statements or the notes thereto relate to our continuing operations. We have evaluated subsequent events through the date and time of issuance of these financial statements on November 18, 2009.
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
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually based experience.
Revenue Recognition
Product and solution revenues consist of industrial automation power, control and information; hardware and software products; and custom-engineered systems. Service revenues include multi-vendor customer technical support and repair, asset management and optimization consulting and training.
For approximately 80 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered.
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
Returns, Rebates and Incentives
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
We record accruals for customer returns, rebates and incentives at the time of sale based primarily on historical experience. Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of offset exists, as a reduction of accounts receivable.
Taxes on Revenue Producing Transactions
Taxes assessed by governmental authorities on revenue producing transactions, including sales, value added, excise and use taxes, are recorded on a net basis (excluded from revenue).
Cash and Cash Equivalents
Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less at the time of purchase.
Receivables
We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $21.8 million at September 30, 2009 and $17.4 million at September 30, 2008. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.8 million at September 30, 2009 and $13.2 million at September 30, 2008.
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
We review goodwill and other intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. We perform an annual impairment test during the second quarter of our fiscal year.
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
Intangible assets also include costs of software developed by our software business to be sold, leased or otherwise marketed. Amortization of developed computer software products is calculated on a product-by-product basis as the greater of (a) the unamortized cost at the beginning of the year times the ratio of the current year gross revenue for a product to the total of the current and anticipated future gross revenue for that product, (b) the straight-line amortization over the remaining estimated economic life of the product or (c) one-fourth of the total deferred software cost for the project.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks. We use foreign currency forward exchange contracts to offset changes in the amount of future cash flows associated with certain third-party sale and intercompany transactions expected to occur within the next two years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under U.S. GAAP. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. All foreign currency forward exchange contracts are denominated in currencies of major industrial countries.
Foreign Currency Translation
We translate assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates at the end of the respective period. We translate sales, costs and expenses at average exchange rates effective during the respective period. We report foreign currency translation adjustments as a component of other comprehensive (loss) income. Currency transaction gains and losses are included in the results of operations in the period incurred.
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $170.0 million in 2009, $191.3 million in 2008 and $166.9 million in 2007. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

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
Beginning October 1, 2007, we changed our accounting for uncertain tax positions in accordance with changes in U.S. GAAP. We determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more likely than not recognition threshold, we measure the tax position to determine the amount of benefit to recognize in the financial statements. We recognize interest and penalties related to unrecognized tax benefits in tax expense.
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2009 (7.5 million shares), 2008 (2.8 million shares) and 2007 (1.4 million shares) were excluded from the diluted EPS calculation.
The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares (in millions):

	2009	2008	2007
Weighted average outstanding shares
Basic weighted average outstanding shares	141.6	146.5	158.7
Effect of dilutive securities
Stock options	0.7	1.6	2.4
Restricted stock and performance shares	0.2	0.1	0.1

Diluted weighted average outstanding shares	142.5	148.2	161.2

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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements, requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance and provides guidance on how a vendor must allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. We adopted the guidance contained in ASU 2009-14 effective October 1, 2009, and we do not believe it will have a material effect on our financial statements and related disclosures.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable, replaces the term “fair value” in the revenue allocation guidance with “selling price,” eliminates the residual method of allocation by requiring that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. We adopted the guidance contained in ASU 2009-13 effective October 1, 2009, and we do not believe it will have a material effect on our financial statements and related disclosures.
In December 2008, the FASB issued new accounting guidance that expands disclosures about plan assets of defined benefit pension or other postretirement plans. The expanded disclosures include how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. These disclosures will become effective for us at the end of fiscal 2010 and we do not believe they will have a material effect on our financial statements; we plan to expand our relevant disclosures upon adoption.
In June 2008, the FASB issued new accounting guidance that specifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for us in fiscal 2010, and may result in a reduction in earnings per share of $0.01 in certain prior and future periods.
In April 2008, the FASB issued new accounting guidance that is intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. We adopted this guidance effective October 1, 2009, and we do not believe it will have a material effect on our financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. Basis of Presentation and Accounting Policies — (Continued)
In March 2008, the FASB ratified new accounting guidance that requires that all nonrefundable maintenance deposits be accounted for as a deposit, and expensed or capitalized when underlying maintenance is performed. If it is determined that an amount on deposit is not probable of being used to fund future maintenance, it is to be recognized as expense at the time such determination is made. We adopted this guidance effective October 1, 2009, and we do not believe it will have a material effect on our financial statements and related disclosures.
In December 2007, the FASB issued new accounting guidance that requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at fair value. It also requires the acquirer to recognize and measure the goodwill acquired in a business combination or a gain from a bargain purchase and prescribes how to evaluate the nature and financial effects of the business combination. It also provides guidance for the accounting of pre-acquisition gain and loss contingencies and acquisition related transaction costs. We adopted this guidance effective October 1, 2009, and we do not believe it will have a material effect on our financial statements and related disclosures.
In December 2007, the FASB issued new accounting guidance that establishes accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. We adopted this guidance effective October 1, 2009, and we do not believe it will have a material effect on our financial statements and related disclosures.
In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. We adopted this guidance for financial assets and liabilities effective October 1, 2008, and for non-financial assets and liabilities effective October 1, 2009. The adoption of the new accounting guidance did not have a material effect on our financial statements for financial assets and liabilities; see Note 9 for the expanded disclosures presented in accordance with its requirements. We do not believe the adoption of this guidance for non-financial assets and liabilities will have a material effect on our financial statements.
2. Acquisitions and Divestitures
Acquisitions
In 2009, our Control Products & Solutions segment acquired the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Company Limited (Hengsheng). Hengsheng delivers automation solutions to the electrical power and other heavy process industries in central and western China. It also acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc. (Hinz). Hinz offers industrial control systems engineering and related support, with domain expertise in industrial automation, process control and power distribution, specifically for the oil and gas industry, as well as other resource-based industries. The aggregate purchase price of these two acquisitions was $30.7 million. We recorded goodwill of $14.2 million and intangible assets of $8.4 million resulting from the preliminary purchase price allocations of Hengsheng and Hinz. Intangible assets assigned include $1.2 million to technology (8-year weighted average useful life), $5.9 million to customer relationships (10-year weighted average useful life) and $1.3 million to other intangible assets (4-year weighted average useful life). We expect $6.3 million of the goodwill to be deductible for tax purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Acquisitions and Divestitures — (Continued)
We recorded intangible assets of $43.1 million and goodwill of $69.3 million resulting from the final purchase price allocations of the CEDES, Incuity and Pavilion acquisitions. Intangible assets assigned include $34.0 million to technology (15-year weighted average useful life), $6.6 million to customer relationships (9-year weighted average useful life) and $2.5 million to other intangible assets (4-year weighted average useful life). We assigned the full amount of goodwill to our Architecture & Software segment. None of the goodwill recorded is expected to be deductible for tax purposes.
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
We recorded intangible assets of $121.7 million resulting from the final purchase price allocations of the ICS Triplex and ProsCon acquisitions. Intangible assets assigned include $49.5 million to customer relationships (12-year weighted average useful life), $28.3 million to technology (10-year weighted average useful life), $14.4 million to other intangible assets (7-year weighted average useful life) and $29.5 million to intangible assets not subject to amortization (related to the ICS Triplex™ trademark). We recorded a charge of $1.3 million during 2007 for in-process research and development in cost of sales related to the acquisition of ICS Triplex. We recognized goodwill of $142.0 million related to these transactions, none of which is expected to be deductible for tax purposes. We assigned the full amount of goodwill to our Control Products & Solutions segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2008 and 2009 were (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2007	$335.1	$523.4	$858.5
Acquisition of businesses	69.9	—	69.9
Translation and other	(8.4)	(5.0)	(13.4)

Balance as of September 30, 2008	396.6	518.4	915.0
Acquisition of businesses	—	14.2	14.2
Translation and other	(9.8)	(6.2)	(16.0)

Balance as of September 30, 2009	$386.8	$526.4	$913.2

Other intangible assets consist of (in millions):

	September 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$140.9	$93.7	$47.2
Customer relationships	59.8	10.8	49.0
Technology	84.2	32.0	52.2
Other	33.7	18.4	15.3

Total amortized intangible assets	318.6	154.9	163.7
Intangible assets not subject to amortization	67.2	—	67.2

Total	$385.8	$154.9	$230.9

	September 30, 2008
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$126.6	$77.9	$48.7
Customer relationships	52.7	5.6	47.1
Technology	84.9	25.4	59.5
Other	50.8	26.0	24.8

Total amortized intangible assets	315.0	134.9	180.1
Intangible assets not subject to amortization	70.7	—	70.7

Total	$385.7	$134.9	$250.8

Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $15.8 million in 2009, $14.5 million in 2008 and $9.7 million in 2007.
The Allen-Bradley® and ICS Triplex™ trademarks have an indefinite life, and therefore are not subject to amortization.
Estimated amortization expense is $30.8 million in 2010, $28.8 million in 2011, $25.0 million in 2012, $18.5 million in 2013, and $13.8 million in 2014.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment during the second quarter of 2009 and concluded that none of these assets is impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Inventories
Inventories consist of (in millions):

	September 30,
	2009	2008
Finished goods	$166.4	$237.0
Work in process	109.1	125.9
Raw materials, parts, and supplies	160.9	212.6

Inventories	$436.4	$575.5

We report inventories net of the allowance for excess and obsolete inventory of $53.2 million at September 30, 2009 and $39.7 million at September 30, 2008.
5. Property, net
Property consists of (in millions):

	September 30,
	2009	2008
Land	$4.7	$5.2
Buildings and improvements	276.7	273.6
Machinery and equipment	1,116.4	1,089.8
Internal use software	324.8	300.0
Construction in progress	36.5	46.8

Total	1,759.1	1,715.4
Less accumulated depreciation	(1,226.6)	(1,161.6)

Property, net	$532.5	$553.8

6. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2009	2008
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.3)	(45.6)

Long-term debt	$904.7	$904.4

In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Long-term and Short-term Debt — (Continued)
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. The new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under any of these credit facilities at September 30, 2009 or 2008. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2009 and 2008. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $169.7 million at September 30, 2009 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during 2009 and 2008 were not significant.
Our short-term debt obligations primarily relate to commercial paper borrowings. At September 30, 2009 we had no commercial paper borrowings outstanding. Commercial paper borrowings outstanding at September 30, 2008 were $100.0 million. The weighted average interest rate and maturity period of the commercial paper outstanding at September 30, 2008 were 2.2 percent and six days, respectively.
Interest payments were $62.8 million during 2009, $63.4 million during 2008 and $64.3 million during 2007.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2009	2008
Unrealized losses on foreign exchange contracts (Note 9)	$19.1	$16.2
Product warranty obligations (Note 8)	32.1	33.5
Taxes other than income taxes	30.3	39.1
Accrued interest	15.6	15.6
Restructuring and special items (Note 14)	60.8	66.5
Income taxes payable	—	39.4
Other	60.7	59.2

Other current liabilities	$218.6	$269.5

8. Product Warranty Obligations
We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or from installation to a customer. We also record a liability for specific warranty matters when they become known and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Consolidated Balance Sheet.
Changes in product warranty obligations are (in millions):

	September 30,
	2009	2008
Balance at beginning of period	$33.5	$34.9
Warranties recorded at time of sale	33.2	43.3
Adjustments to pre-existing warranties	(1.1)	(0.4)
Settlements of warranty claims	(33.5)	(44.3)

Balance at end of period	$32.1	$33.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Derivative Instruments and Fair Value Measurement
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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We report in other comprehensive (loss) income the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. All forward exchange contracts are denominated in currencies of major industrial countries. The notional values of our forward exchange contracts outstanding at September 30, 2009 were $902.4 million, of which $369.0 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the British pound sterling, United States dollar, euro and Canadian dollar.
U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2009.
Assets and liabilities measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		September 30,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2009	2008

Forward exchange contracts	Other current assets	$4.1	$1.0
Forward exchange contracts	Other assets	1.7	0.2
Forward exchange contracts	Other current liabilities	(12.2)	(15.3)
Forward exchange contracts	Other liabilities	(3.6)	(6.2)

Total		$(10.0)	$(20.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Derivative Instruments and Fair Value Measurement — (Continued)

		Fair Value (Level 2)
		September 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2009	2008

Forward exchange contracts	Other current assets	$20.9	$5.1
Forward exchange contracts	Other assets	9.7	4.9
Forward exchange contracts	Other current liabilities	(6.9)	(0.9)
Forward exchange contracts	Other liabilities	(5.8)	(2.2)

Total		$17.9	$6.9

The pre-tax amount of gains (losses) recorded in other comprehensive (loss) income related to forward exchange contracts designated as cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	2009	2008	2007
Forward exchange contracts	$12.0	$(17.5)	$(31.9)
Approximately $9.2 million ($5.7 million net of tax) of net unrealized losses on cash flow hedges as of September 30, 2009 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was:

	2009	2008	2007
Sales	$7.2	$0.1	$—
Cost of sales	(3.1)	(25.8)	(6.4)

Total	$4.1	$(25.7)	$(6.4)

The amount recognized in earnings as a result of ineffective cash flow hedges was not significant.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations during the periods presented, was:

	2009	2008	2007
Other income (expense)	$11.7	$3.3	$(6.7)
Cost of sales	(0.1)	—	(0.6)

Total	$11.6	$3.3	$(7.3)

We also hold financial instruments consisting of cash, accounts receivable, accounts payable, short-term debt and long-term debt. The carrying value of our cash, accounts receivable, accounts payable and short-term debt as reported in our Consolidated Balance Sheet approximates fair value. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following is a summary of the carrying value and fair value of our long-term debt (in millions):

	September 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$(904.7)	$(992.0)	$(904.4)	$(883.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Shareowners’ Equity
Common Stock
At September 30, 2009, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. In 2009, we retired 35 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued. At September 30, 2009, 17.5 million shares of common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2009	2008	2007
Beginning balance	143.2	149.4	170.8
Treasury stock purchases	(1.7)	(6.7)	(23.8)
Shares delivered under incentive plans	0.6	0.5	2.4

Ending balance	142.1	143.2	149.4

During September 2008, we repurchased 0.1 million shares of common stock for $3.5 million that did not settle until October 2008. During September 2007, we repurchased 0.1 million shares of common stock for $7.5 million that did not settle until October 2007. These outstanding purchases were recorded in accounts payable at September 30, 2008 and 2007.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2009	2008
Unrecognized pension and postretirement benefit plan liabilities (Note 12)	$(728.3)	$(368.0)
Accumulated currency translation adjustments	7.7	60.9
Net unrealized losses on cash flow hedges	(7.0)	(11.8)
Unrealized gains (losses) on investment securities	0.1	(0.1)

Accumulated other comprehensive loss	$(727.5)	$(319.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Share-Based Compensation
During 2009, 2008, and 2007 we recognized $27.8 million, $32.5 million and $29.0 million in share-based compensation expense, respectively. The total income tax benefit related to share-based compensation was $9.1 million during 2009, $11.0 million during 2008 and $10.2 million during 2007. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2009, total unrecognized compensation cost related to share-based compensation awards was $29.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.6 years.
Our 2008 Long-Term Incentives Plan (2008 Plan) authorizes us to deliver up to 7.2 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2008 Plan or our 2000 Long-Term Incentives Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2008 Plan. Approximately 4.8 million shares under our 2008 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2009. After September 30, 2009, 0.1 million potential shares to be delivered under performance share awards were cancelled under the 2000 Plan and are now available for future awards under the 2008 Plan. We use treasury stock to deliver shares of our common stock under these plans. Our 2008 Plan does not permit share-based compensation awards to be granted after February 6, 2018.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2009, 2008 and 2007 was $7.75, $17.57 and $20.02, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2009	2008	2007
Average risk-free interest rate	1.63%	3.34%	4.59%
Expected dividend yield	2.47%	1.78%	1.47%
Expected volatility	0.35	0.28	0.31
Expected term (years)	5.4	5.3	5.4
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Share-Based Compensation — (Continued)
A summary of stock option activity for the years ended September 30, 2009, 2008 and 2007 is:

				Aggregate
			Wtd. Avg.	Intrinsic Value
		Wtd. Avg.	Remaining	of In-The-Money
	Shares	Exercise	Contractual	Options
	(in thousands)	Price	Term (years)	(in millions)

Outstanding at September 30, 2006	8,939	$32.29
Granted	1,176	63.64
Exercised	(2,417)	26.92
Forfeited	(335)	51.94

Outstanding at September 30, 2007	7,363	38.17	6.4	$230.7

Vested or expected to vest at September 30, 2007	7,221	37.81	6.4	228.9

Exercisable at September 30, 2007	4,794	28.27	5.4	197.7

Outstanding at September 30, 2007	7,363	38.17
Granted	1,580	67.68
Exercised	(474)	27.43
Forfeited	(201)	61.43

Outstanding at September 30, 2008	8,268	43.86	6.1	51.6

Vested or expected to vest at September 30, 2008	8,125	43.49	6.1	51.6

Exercisable at September 30, 2008	5,665	34.14	5.0	51.6

Outstanding at September 30, 2008	8,268	43.86
Granted	2,802	29.33
Exercised	(557)	20.24
Forfeited	(217)	49.84
Expired	(247)	51.64

Outstanding at September 30, 2009	10,049	40.77	6.4	90.8

Vested or expected to vest at September 30, 2009	9,660	40.75	6.3	87.2

Exercisable at September 30, 2009	6,105	40.50	4.9	55.1

The table below presents stock option activity for years ended September 30, 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Total intrinsic value of stock options exercised	$7.4	$16.6	$93.1
Cash received from stock option exercises	11.3	13.2	64.9
Income tax benefit from the exercise of stock options	2.5	4.8	28.4
Total fair value of stock options vested	22.4	23.7	25.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Share-Based Compensation — (Continued)
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. A summary of performance share activity for the years ended September 30, 2009, 2008, and 2007 is as follows:

Shares
(in thousands)
Outstanding at September 30, 2006	141
Granted	99
Forfeited	(34)

Outstanding at September 30, 2007	206
Granted	121
Forfeited	(20)

Outstanding at September 30, 2008	307
Granted	192
Forfeited	(15)
Cancelled	(108)

Outstanding at September 30, 2009	376

Maximum potential shares to be delivered in payment under the fiscal 2009 and 2008 awards are 372,400 shares and 216,012 shares, respectively. There will be a 13 percent payout of the target number of shares awarded in fiscal 2007, with a maximum of 10,618 shares to be delivered in payment under the awards in December 2009.
The per share fair value of performance share awards granted during the year ended September 30, 2009, 2008 and 2007 were $31.82, $70.32 and $72.24, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2009	2008	2007
Average risk-free interest rate	1.46%	3.35%	4.72%
Expected dividend yield	2.47%	1.70%	1.49%
Expected volatility (Rockwell Automation)	0.40	0.27	0.28
The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined the expected volatilities using daily historical volatility for the period from February 2006 through December 2008 for the 2009 award, December 2004 through December 2007 for the 2008 award and from November 2003 through November 2006 for the 2007 award.

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
A summary of restricted stock and restricted stock unit activity for the years ended September 30, 2009, 2008 and 2007 is as follows:

	Restricted
	Stock and	Wtd. Avg.
	Restricted	Grant Date	Aggregate
	Stock Units	Share	Intrinsic Value
	(in thousands)	Fair Value	(in millions)

Outstanding at September 30, 2006	197	$45.62	$11.5
Granted	65	64.06
Restrictions lapsed	(32)	36.12
Forfeited	(19)	54.10

Outstanding at September 30, 2007	211	52.05	14.7
Granted	72	66.40
Restrictions lapsed	(26)	59.04
Forfeited	(19)	58.50

Outstanding at September 30, 2008	238	56.03	8.9
Granted	92	29.38
Restrictions lapsed	(60)	57.20
Forfeited	(10)	52.72

Outstanding at September 30, 2009	260	45.47	11.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we did in 2007. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
In 2008 we used an actuarial measurement date of June 30 to measure our benefit obligations, plan assets and to calculate our net periodic benefit cost for pension and other postretirement benefits. In 2009, we changed our measurement date to September 30 due to a change in U.S. GAAP. We recorded a reduction in retained earnings of $12.2 million ($7.8 million net of tax) in the fourth quarter of 2009 related to this change.
As of September 30, 2007, we changed our accounting for defined benefit pension and other postretirement plans due to a change in U.S. GAAP. As a result, we recorded a reduction in equity of $200.2 million, net of a deferred tax benefit of $129.0 million. This reduction in equity was recorded in accumulated other comprehensive loss.
The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007

Service cost	$56.0	$58.0	$56.8	$3.6	$3.9	$3.9
Interest cost	154.7	149.7	127.6	13.3	13.8	13.3
Expected return on plan assets	(191.5)	(193.5)	(161.8)	—	—	—
Amortization:
Prior service credit	(3.7)	(4.5)	(4.6)	(10.6)	(14.7)	(16.5)
Net transition obligation	0.3	0.4	0.1	—	—	—
Net actuarial loss	16.9	18.5	28.2	9.5	12.4	12.3

Net periodic benefit cost	$32.7	$28.6	$46.3	$15.8	$15.4	$13.0

Excluded from this net periodic benefit cost table but included in income from discontinued operations in the Consolidated Statement of Operations is pre-tax pension benefit cost of $3.8 million and pre-tax other postretirement benefit cost of $4.8 million for the year ended September 30, 2007. Also in 2007, we recognized a pension curtailment loss of $0.4 million, an other postretirement benefits curtailment gain of $45.1 million and an additional other postretirement benefits settlement gain of $11.0 million. These items are related to our Dodge mechanical and Reliance Electric motors and motor repair services businesses and the sale thereof and are reflected in income from discontinued operations in the Consolidated Statement of Operations. In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we retained the pension liability related to eligible Power Systems participants in our U.S. Plan and Canada Salary Plan and the other postretirement benefit liability for eligible U.S. non-union and Canada Salary retirees as of the date of the sale, which will result in ongoing net periodic benefit cost for us. Pension liabilities for our Canada Hourly Plan and Mexico Dodge Plan, as well as other postretirement liabilities, including for U.S. union active and retiree participants, have been transferred with the sale of these businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
Benefit obligation at beginning of year	$2,506.9	$2,492.2	$215.6	$234.0
Service cost	56.0	58.0	3.6	3.9
Interest cost	154.7	149.7	13.3	13.8
Actuarial losses (gains)	195.5	(82.1)	(4.9)	(20.7)
Plan amendments	—	0.8	—	—
Acquisition/divestiture	—	1.3	—	—
Curtailment gain	(1.4)	—	—	—
Settlement gain	(1.2)	—	—	—
Plan participant contributions	6.6	5.7	8.9	8.3
Benefits paid	(156.2)	(119.2)	(21.5)	(23.4)
Change in measurement date	54.2	—	4.2	—
Currency translation and other	(8.2)	0.5	(0.4)	(0.3)

Benefit obligation at end of year	2,806.9	2,506.9	218.8	215.6

Plan assets at beginning of year	2,472.1	2,704.1	—	—
Actual return on plan assets	(141.9)	(168.0)	—	—
Acquisition/divestiture	—	1.0	—	—
Company contributions	35.8	43.2	12.6	15.1
Plan participant contributions	6.6	5.7	8.9	8.3
Benefits paid	(156.2)	(119.2)	(21.5)	(23.4)
Settlement loss	(1.4)	—	—	—
Change in measurement date	2.8	—	—	—
Currency translation and other	(10.0)	5.3	—	—

Plan assets at end of year	2,207.8	2,472.1	—	—

Funded status of plans	(599.1)	(34.8)	(218.8)	(215.6)
Contributions after measurement date	—	2.8	—	—

Net amount on balance sheet	$(599.1)	$(32.0)	$(218.8)	$(215.6)

Net amount on balance sheet consists of:
Prepaid pension	$30.7	$138.4	$—	$—
Compensation and benefits	—	—	(18.8)	(19.9)
Retirement benefits	(629.8)	(170.4)	(200.0)	(195.7)

Net amount on balance sheet	$(599.1)	$(32.0)	$(218.8)	$(215.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2009 and 2008 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

			Other Postretirement
	Pension		Benefits
	2009	2008	2009	2008

Prior service credit	$(23.9)	$(27.2)	$(41.6)	$(49.8)
Net actuarial loss	721.2	361.1	72.1	82.9
Net transition obligation	0.5	1.0	—	—

Total	$697.8	$334.9	$30.5	$33.1

During 2009, we recognized prior service credits of $15.2 million ($9.4 million net of tax), net actuarial losses of $26.3 million ($16.4 million net of tax) and a net transition obligation of $0.3 million ($0.2 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2008. In 2010 we expect to recognize prior service credits of $15.2 million ($9.4 million net of tax), net actuarial losses of $50.3 million ($31.9 million net of tax) and a net transition obligation of $0.4 million ($0.3 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2009.
In 2007 we voluntarily contributed $8.0 million to our U.S. qualified pension plan trust.
The accumulated benefit obligation for our pension plans is $2,610.5 million as of the 2009 measurement date and $2,316.7 million as of the 2008 measurement date.
Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

				Other Postretirement
	Pension Benefits			Benefits
	September 30,			September 30,
	2009	2008	2007	2009	2008	2007

U.S. Plans

Discount rate	6.75%	6.50%	6.50%	6.50%	6.25%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Compensation increase rate	4.20%	4.15%	4.19%	—	—	—

Non-U.S. Plans

Discount rate	5.49%	4.98%	4.60%	6.00%	5.25%	5.50%
Expected return on plan assets	6.30%	6.38%	5.83%	—	—	—
Compensation increase rate	3.01%	2.87%	2.62%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations are (in weighted averages):

			Other Postretirement
	Pension Benefits		Benefits
	September 30,		September 30,
	2009	2008	2009	2008

U.S. Plans

Discount rate	6.20%	6.75%	6.00%	6.50%
Compensation increase rate	4.30%	4.20%	—	—
Healthcare cost trend rate(1)	—	—	9.50%	10.00%

Non-U.S. Plans

Discount rate	4.67%	5.49%	5.00%	6.00%
Compensation increase rate	2.88%	3.01%	—	—
Healthcare cost trend rate(2)	—	—	8.00%	8.75%

(1)
The healthcare cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross healthcare cost trend rate will decrease to 5.50% in 2017.

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

	Allocation	Target	September 30,
Asset Category	Range	Allocation	2009	2008

Equity Securities	50% - 70%	56%	52%	54%
Debt Securities	20% - 75%	36%	39%	42%
Other	0% - 15%	8%	9%	4%
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
As of September 30, 2009 and 2008, our pension plans do not own our common stock.
In certain countries in which we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Estimated Future Payments
We expect to contribute approximately $29 million related to our worldwide pension plans and $19 million to our postretirement benefit plans in 2010.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

		Other
	Pension Benefits	Postretirement Benefits
2010	$129.3	$19.3
2011	136.9	20.1
2012	143.0	20.0
2013	148.9	19.8
2014	155.3	19.7
2015 — 2019	887.7	89.4
Other Postretirement Benefits
A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease
	2009	2008	2009	2008

Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.2)	$(0.2)
Increase (decrease) to postretirement benefit obligation	2.0	1.9	(1.9)	(1.6)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) as of the 2009 and 2008 measurement dates (September 30 in 2009 and June 30 in 2008) are as follows (in millions):

	2009	2008

Projected benefit obligation	$2,532.7	$153.1
Accumulated benefit obligation	2,346.7	133.8
Fair value of plan assets	1,910.3	3.4
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $30.5 million in 2009, $33.3 million in 2008, and $24.3 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Discontinued Operations
The following is a summary of the composition of income from discontinued operations included in the Consolidated Statement of Operations (in millions):

	2009	2008	2007
Power Systems net income from operations	$—	$—	$42.3
Gain on sale of Power Systems (net of tax expense of $192.2 million)	—	—	868.2
Other	2.8	—	8.0

Income from discontinued operations	$2.8	$—	$918.5

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
Other
During 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with the former Rockwell International Corporation’s (RIC’s) operation of the Rocky Flats facility for the U.S. Department of Energy.
During 2007, we recorded a change in estimate of a contingent liability related to a divested business, resulting in income of $9.0 million with no income tax effect. We also recorded a net charge of $1.6 million ($1.0 million after tax) related to resolutions of certain claims and professional service fees related to discontinued operations matters, offset by a benefit related to legal matters associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy (DOE).
Summarized Results
Summarized results of Power Systems operations are (in millions):

Four Months
Ended
January 31,
2007

Sales	$340.7

Income before income taxes	$69.6
Income tax expense	(27.3)

Net income	$42.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Restructuring Charges and Special Items
During 2009, we recorded restructuring charges of $60.4 million ($41.8 million after tax, or $0.29 per diluted share) related to actions designed to better align our cost structure with current economic conditions. The majority of the charges relate to severance benefits recognized pursuant to our severance policy and local statutory requirements. In the Consolidated Statement of Operations for the year ended September 30, 2009, we recorded $21.0 million of the restructuring charges in cost of sales, and we recorded $39.4 million in selling, general and administrative expenses. We expect total cash expenditures associated with these actions to be approximately $50.7 million.
During 2008, we recorded special items of $50.7 million ($34.0 million after tax, or $0.23 per diluted share) related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. This charge was partially offset by the reversal of $4.0 million ($3.6 million after tax, or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions, as employee attrition differed from our original estimates. The 2008 restructuring actions include workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units. The majority of the charges relate to severance benefits recognized pursuant to our severance policy and local statutory requirements. In the Consolidated Statement of Operations for the year ended September 30, 2008, we recorded $4.1 million of the special items in cost of sales, while $46.6 million was recorded in selling, general and administrative expenses.
During 2007, we recorded special items of $43.5 million ($27.7 million after tax, or $0.17 per diluted share) related to various restructuring actions designed to execute on our cost productivity initiatives and to advance our globalization strategy. Actions include workforce reductions, realignment of administrative functions, and rationalization and consolidation of global operations. In the Consolidated Statement of Operations for the year ended September 30, 2007, $21.8 million of the special items was recorded in cost of sales, while $21.7 million was recorded in selling, general and administrative expenses.
We paid $62.6 million, $16.6 million and $5.3 million related to these charges during the years ended September 30, 2009, 2008 and 2007, respectively. Accruals remaining under these restructuring actions after currency translation and other items are $60.8 million at September 30, 2009.
15. Other (Expense) Income
The components of other (expense) income are (in millions):

	2009	2008	2007
Net (loss) gain on dispositions of securities and property	$(4.6)	$5.0	$5.4
Interest income	9.6	28.1	29.6
Royalty income	3.7	3.7	1.8
Environmental charges	(4.5)	(1.7)	(13.9)
Dividend income	—	0.3	12.1
(Losses) gains on deferred compensation plans	(0.7)	(5.0)	3.7
Other	(10.2)	(11.9)	(5.4)

Other (expense) income	$(6.7)	$18.5	$33.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes
Selected income tax data from continuing operations (in millions):

	2009	2008	2007
Components of income before income taxes:
United States	$64.7	$459.9	$509.2
Non-United States	209.2	349.0	279.4

Total	$273.9	$808.9	$788.6

Components of the income tax provision:
Current:
United States	$15.8	$152.0	$169.6
Non-United States	42.3	91.4	97.1
State and local	(16.8)	4.0	(3.7)

Total current	41.3	247.4	263.0

Deferred:
United States	11.0	(13.0)	(20.6)
Non-United States	1.9	(3.0)	(20.5)
State and local	1.8	(0.1)	(2.6)

Total deferred	14.7	(16.1)	(43.7)

Income tax provision	$56.0	$231.3	$219.3

Total income taxes paid	$115.2	$265.8	$427.3

Income taxes paid included $7.9 million during 2008 and $190.0 million during 2007 related to the gain on sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.
During 2009, we recognized discrete tax benefits of $20.5 million related to the retroactive extension of the U.S. federal research tax credit, the resolution of a contractual tax obligation and various state tax matters, partially offset by discrete tax expenses of $4.2 million related to a non-U.S. subsidiary.
During 2008, income from continuing operations included a benefit of $5.6 million related to the resolution of various tax matters and claims.
During 2007, income from continuing operations included a benefit of $21.7 million related to the resolution of certain tax matters and claims related to closure of the 2005 U.S. federal audit cycle and various state tax audits.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	(1.2)	0.6	1.2
Non-United States taxes	(9.4)	(5.5)	(4.0)
Foreign tax credit utilization	0.4	(0.5)	(0.4)
Employee stock ownership plan benefit	(0.8)	(0.3)	(0.5)
Tax refund claims	—	—	(0.4)
Reversal of valuation allowances	—	(0.5)	(0.1)
Tax benefits on export sales	—	—	(0.5)
Domestic manufacturing deduction	(1.1)	(0.6)	—
Resolution of prior period tax matters	(7.8)	(0.7)	(2.3)
Other	5.3	1.1	(0.2)

Effective income tax rate	20.4%	28.6%	27.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2009	2008
Current deferred income tax assets:
Compensation and benefits	$15.3	$16.0
Product warranty costs	10.7	12.6
Inventory	42.2	42.0
Allowance for doubtful accounts	11.0	10.5
Deferred credits	29.2	30.9
Returns, rebates and incentives	28.6	31.9
Self-insurance reserves	2.1	1.7
Restructuring reserves	11.7	15.7
Net operating loss carryforwards	1.6	0.1
Other — net	22.0	28.6

Current deferred income tax assets	174.4	190.0

Long-term deferred income tax assets (liabilities):
Retirement benefits	$286.7	$67.3
Property	(70.4)	(68.5)
Intangible assets	(19.5)	(16.9)
Environmental reserves	11.1	13.2
Share-based compensation	30.3	26.2
Self-insurance reserves	7.6	10.2
Deferred gains	4.8	6.0
Net operating loss carryforwards	47.6	49.3
Capital loss carryforwards	24.2	27.7
U.S. federal tax credit carryforwards	4.7	1.4
State tax credit carryforwards	2.1	6.5
Other — net	22.2	42.8

Subtotal	351.4	165.2
Valuation allowance	(43.8)	(45.1)

Net long-term deferred income tax assets	307.6	120.1

Total deferred income tax assets	$482.0	$310.1

Total deferred tax assets were $616.5 million at September 30, 2009 and $441.2 million at September 30, 2008. Total deferred tax liabilities were $90.7 million at September 30, 2009 and $86.0 million at September 30, 2008.
We have not provided U.S. deferred taxes for any portion of $1,369.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes which may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
Tax attributes and related valuation allowances at September 30, 2009 are (in millions):

	Tax		Carryforward
	Benefit	Valuation	Period
Tax Attribute to be Carried Forward	Amount	Allowance	Ends

Non-United States net operating loss carryforward	$5.8	$3.3	2012-2018
Non-United States net operating loss carryforward	19.1	10.1	Indefinite
Non-United States capital loss carryforward	23.8	23.8	Indefinite
United States net operating loss carryforward	11.6	—	2012-2027
United States tax credit carryforward	4.7	—	2018-2029
State and local net operating loss carryforward	12.7	—	2010-2029
State tax credit carryforward	2.1	0.1	2014-2026
State capital loss carryforward	0.4	0.4	2010-2011

Subtotal — tax carryforwards	80.2	37.7
Other deferred tax assets	6.1	6.1	Indefinite

Total	$86.3	$43.8

The valuation allowance decreased $1.3 million in 2009 and increased $2.5 million in 2008.
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
We recognized a $6.7 million decrease in shareowners’ equity as of October 1, 2007 related to a change in accounting for uncertain tax positions. As of October 1, 2007, the amount of unrecognized tax benefits was $116.5 million ($71.4 million, net of $45.1 million of offsetting tax benefits). The amount of unrecognized tax benefits that would have reduced our effective tax rate if recognized was $37.6 million. The balance of $33.8 million was attributable to discontinued operations and would not have impacted the effective tax rate for continuing operations if recognized.
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2009	2008
Balance at beginning of year	$125.8	$116.5
Additions based on tax positions related to the current year	15.3	14.5
Additions based on tax positions related to prior years	2.2	0.1
Reductions based on tax positions related to prior years	(8.1)	(1.3)
Reductions related to settlements with taxing authorities	(13.3)	(2.3)
Reductions related to lapses of statute of limitations	(3.9)	(0.8)
Reduction due to effect of foreign currency translation	(1.3)	(0.9)

Balance at end of year	$116.7	$125.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
Gross unrecognized tax benefits and offsetting tax benefits were (in millions):

	September 30, 2009
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$85.2	$(44.3)	$40.9
Discontinued operations	31.5	(4.8)	26.7

Total	$116.7	$(49.1)	$67.6

	September 30, 2008
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$84.1	$(40.9)	$43.2
Discontinued operations	41.7	(8.3)	33.4

Total	$125.8	$(49.2)	$76.6

We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $27.9 million and the amount of offsetting tax benefits could be reduced by up to $1.1 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $25.8 million and $1.8 million at September 30, 2009 and $24.0 million and $2.0 million at September 30, 2008, respectively. We recognized $8.0 million of interest and $0.2 million of penalties during 2009.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2007 through 2009, Wisconsin tax returns for 2003 through 2009, and tax returns for other major states and countries for 1998 through 2009 remain subject to examinations by taxing authorities.
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
We have been designated as a potentially responsible party at 14 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2009 to be $9.5 million, of which $4.3 million has been accrued.
Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2009, we have estimated the total reasonably possible costs we could incur from these matters to be $113.2 million. We have recorded environmental accruals for these matters of $30.8 million. In addition to the above matters, we retained ownership of Federal Pacific Electric (FPE), a former subsidiary of Reliance, following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. Certain liabilities of FPE are substantially indemnified by ExxonMobil Corporation. At September 30, 2009, FPE has recorded a liability of $23.1 million and a receivable of $22.0 million for these matters, which liability and receivable are included in our Consolidated Balance Sheet. We estimate the total reasonably possible costs that could be incurred by FPE for these matters to be $29.4 million.

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
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. At September 30, 2009, we have recorded liabilities for these asset retirement obligations of $2.9 million in other current liabilities and $23.9 million in other liabilities. We recorded $5.1 million in other current liabilities and $22.8 million in other liabilities for these obligations at September 30, 2008.
Lease Commitments
Rental expense was $114.7 million in 2009, $116.3 million in 2008 and $97.7 million in 2007. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $319.1 million as of September 30, 2009 and are payable as follows (in millions):

2010	$70.2
2011	55.2
2012	43.9
2013	28.7
2014	21.7
Beyond 2014	99.4

Total	$319.1

Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $2.6 million as of September 30, 2009 and are receivable through 2015 at approximately $0.4 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Commitments and Contingent Liabilities — (Continued)
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide administers the Kemper buy-out funds and has entered into a cost share agreement with us to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.
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
We have, from time to time, divested certain of our businesses. In connection with these divestitures, certain lawsuits, claims and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances the divested business has assumed the liabilities; however, it is possible that we might be responsible to satisfy those liabilities if the divested business is unable to do so.
In connection with the spin-offs of our former automotive component systems business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, including certain damages pertaining to the Foreign Corrupt Practices Act, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $25.9 million, of which $11.1 million has been accrued in other current liabilities and $11.3 million has been accrued in other liabilities at September 30, 2009. We recorded $10.5 million and $12.9 million in other current liabilities and other liabilities, respectively, at September 30, 2008 for these indemnifications.
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
Architecture & Software
The Architecture & Software segment contains all of the elements of our integrated control and information architecture capable of controlling the customer’s plant floor and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products including:
•
Control platforms that perform multiple control disciplines and monitoring of applications, including discrete, batch, continuous process, drives control, motion control and machine safety control. Our platform products include controllers, electronic operator interface devices, electronic input/output devices, communication and networking products, industrial computers and condition based monitoring systems. The information-enabled Logix controllers provide integrated multi-discipline control that is modular and scaleable.

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

•	Value-added packaged solutions, including configured drives, motor control centers and custom-engineered panels for OEM and end-user applications.
•	Automation and information solutions, including custom-engineered hardware and software systems for discrete, process, motion, drives and manufacturing information applications.
•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, customized safety solutions, asset management, training and predictive and preventative maintenance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Business Segment Information — (Continued)
The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2009	2008	2007
Sales:
Architecture & Software	$1,723.5	$2,419.7	$2,221.3
Control Products & Solutions	2,609.0	3,278.1	2,782.6

Total	$4,332.5	$5,697.8	$5,003.9

Segment operating earnings:
Architecture & Software	$223.0	$584.7	$587.7
Control Products & Solutions	206.7	440.5	397.0

Total (a)	429.7	1,025.2	984.7

Purchase accounting depreciation and amortization	(18.6)	(24.2)	(16.4)
General corporate-net	(80.3)	(77.2)	(72.8)
Interest expense	(60.9)	(68.2)	(63.4)
Special items	4.0	(46.7)	(43.5)

Income from continuing operations before income taxes	$273.9	$808.9	$788.6

(a)	Segment operating earnings in 2009 includes restructuring charges of $60.4 million. See Note 14 for more information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Business Segment Information — (Continued)
The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2009	2008	2007
Identifiable assets:
Architecture & Software	$1,157.2	$1,337.9	$1,163.6
Control Products & Solutions	1,723.5	1,929.7	1,921.3
Corporate	1,425.0	1,326.0	1,460.9

Total	$4,305.7	$4,593.6	$4,545.8

Depreciation and amortization:
Architecture & Software	$59.6	$51.1	$52.8
Control Products & Solutions	55.2	60.1	47.7
Corporate	0.7	1.1	1.0

Total	115.5	112.3	101.5
Purchase accounting depreciation and amortization	18.6	24.2	16.4

Total	$134.1	$136.5	$117.9

Capital expenditures for property:
Architecture & Software	$15.7	$34.1	$14.7
Control Products & Solutions	25.8	34.4	27.5
Corporate	56.5	82.5	88.8

Total	$98.0	$151.0	$131.0

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $204.4 million, $198.3 million and $179.7 million at September 30, 2009, 2008 and 2007, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $56.2 million, $82.3 million and $87.1 million in 2009, 2008 and 2007, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2009	2008	2007	2009	2008	2007

United States	$2,209.2	$2,850.8	$2,687.0	$413.7	$416.4	$392.3
Canada	257.1	396.4	341.1	10.2	12.4	13.7
Europe, Middle East and Africa	962.1	1,319.0	1,054.2	43.7	53.0	56.9
Asia-Pacific	579.3	717.2	588.8	38.7	43.7	35.3
Latin America	324.8	414.4	332.8	26.2	28.3	12.1

Total	$4,332.5	$5,697.8	$5,003.9	$532.5	$553.8	$510.3

We attribute sales to the geographic regions based on the country of destination.
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in 2009, 2008 and 2007 were between 9 and 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Quarterly Financial Information (Unaudited)

	2009 Quarters
	First	Second(b)	Third(c)	Fourth(d)	2009
	(in millions, except per share amounts)

Sales	$1,189.2	$1,058.1	$1,010.8	$1,074.4	$4,332.5
Gross profit	470.4	363.6	370.2	365.3	1,569.5
Income from continuing operations before income taxes	139.5	55.4	50.2	28.8	273.9
Income from continuing operations	115.6	40.6	32.8	28.9	217.9
Income from discontinued operations (a)	2.8	—	—	—	2.8
Net income	118.4	40.6	32.8	28.9	220.7
Basic earnings per share:
Continuing operations	0.82	0.29	0.23	0.20	1.54
Discontinued operations (a)	0.02	—	—	—	0.02
Net income	0.84	0.29	0.23	0.20	1.56
Diluted earnings per share:
Continuing operations	0.81	0.29	0.23	0.20	1.53
Discontinued operations (a)	0.02	—	—	—	0.02
Net income	0.83	0.29	0.23	0.20	1.55

	2008 Quarters
	First	Second	Third	Fourth(e)	2008
	(in millions, except per share amounts)

Sales	$1,331.9	$1,406.6	$1,475.0	$1,484.3	$5,697.8
Gross profit	575.5	571.3	605.6	588.3	2,340.7
Income before income taxes	219.0	199.7	213.5	176.7	808.9
Net income	156.6	142.8	152.6	125.6	577.6
Basic earnings per share:
Net income	1.05	0.97	1.04	0.87	3.94
Diluted earnings per share:
Net income	1.04	0.96	1.03	0.87	3.90
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

(a)	See Note 13 for more information on discontinued operations.

(b)	Income from continuing operations includes restructuring charges of $20.2 million ($13.0 million after tax, or $0.09 per diluted share). See Note 14 for more information.

(c)	Income from continuing operations includes restructuring charges of $7.1 million ($4.6 million after tax, or $0.03 per diluted share). See Note 14 for more information.

(d)	Income from continuing operations includes restructuring charges of $33.1 million ($24.2 million after tax, or $0.17 per diluted share). See Note 14 for more information.

(e)	Income from continuing operations includes net special items of $46.7 million ($30.4 million after tax, or $0.21 per diluted share). See Note 14 for more information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive (loss) income for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As described in Note 16 to the Consolidated Financial Statements, on October 1, 2007, the Company changed its method of accounting for uncertain income tax positions. As discussed in Note 12 to the Consolidated Financial Statements, on September 30, 2007, the Company changed its method of accounting for the Company’s defined benefit pension and other postretirement benefit plans.

/s/ DELOITTE & TOUCHE LLP Milwaukee, Wisconsin
November 18, 2009

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.
The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
Changes in Internal Control Over Financial Reporting
As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the fourth quarter of 2009, we deployed new business processes and functionality of the system related to our engineering, manufacturing, order management and finance functions to certain locations. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2010-2013.
There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Information about Director Nominees and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2010 Proxy Statement.
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
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Director Compensation and Compensation Committee Report in the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Stock Ownership by Certain Beneficial Owners and Ownership of Equity Securities by Directors and Executive Officers in the 2010 Proxy Statement.
The following table provides information as of September 30, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 1995 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

				Number of Securities
				Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance under
	be issued upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	Securities reflected in
	Warrants and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareowners	10,788,746	(1)	$40.80	5,119,381	(2)
Equity compensation plans not approved by shareowners	14,000	(3)	16.05	—

Total	10,802,746		40.77	5,119,381

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares and restricted stock units under our 1995 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)
Represents 4,787,256 and 332,125 shares available for future issuance under our 2008 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively. After September 30, 2009, 142,108 potential shares to be delivered under performance share awards were cancelled under the 2000 Plan and are now available for future awards under the 2008 Plan.

(3)
On July 31, 2001, each non-employee director received a grant of options to purchase 7,000 shares of our common stock at an exercise price of $16.05 per share pursuant to Board resolutions. The options became exercisable in substantially equal installments on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the 2010 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2010 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)	Financial Statements, Financial Statement Schedule and Exhibits
(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

Consolidated Balance Sheet, September 30, 2009 and 2008

Consolidated Statement of Operations, years ended September 30, 2009, 2008 and 2007

Consolidated Statement of Cash Flows, years ended September 30, 2009, 2008 and 2007

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2009, 2008 and 2007

Consolidated Statement of Comprehensive (Loss) Income, years ended September 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(2)	Financial Statement Schedule for the years ended September 30, 2009, 2008 and 2007

Page
Schedule II—Valuation and Qualifying Accounts	S-1

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

*10-b-14
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2008, filed as Exhibit 10-b-14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, is hereby incorporated by reference.

*10-b-15
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-16
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on September 3, 2008, filed as Exhibit 10-b-16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, is hereby incorporated by reference.

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

*10-d-1
Copy of the Company’s 2000 Long-Term Incentives Plan, as amended through February 4, 2004, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is hereby incorporated by reference.

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

*	Management contract or compensatory plan or arrangement.

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

*10-e-3
Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, is hereby incorporated by reference.

*10-e-4
Forms of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan for options granted to executive officers of the Company after December 1, 2008, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-e-5
Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan for performance shares awarded after December 1, 2008, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-e-6
Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan for shares of restricted stock awarded after December 1, 2008, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

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

*10-h
Copy of the Company’s Directors Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 5, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

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

*10-j-3
Letter Agreement dated September 3, 2009 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-j-4
Letter Agreement dated September 3, 2009 between Registrant and Theodore D. Crandall, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

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

10-o-1
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

10-o-2
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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2009.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer
Dated: November 18, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November 2009 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

Keith D. Nosbusch *
Chairman of the Board,
President and
Chief Executive Officer
(principal executive officer)
and Director

Betty C. Alewine*
Director

Verne G. Istock*
Director

Barry C. Johnson*
Director

William T. McCormick, Jr.*
Director

Donald R. Parfet *
Director

Bruce M. Rockwell*
Director

David B. Speer*
Director

Joseph F. Toot, Jr.*
Director

*By	/s/ Douglas M. Hagerman
Douglas M. Hagerman, Attorney-in-fact**

**	By authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2009, 2008 and 2007

	Balance at	Additions
	Beginning	Charged to	Charged to		Balance at
	of	Costs and	Other		End of
	Year	Expenses	Accounts	Deductions (b)	Year
	(in millions)

Description
*Year ended September 30, 2009
Allowance for doubtful accounts (a)	$20.2	$10.1	$—	$5.7	$24.6
Allowance for excess and obsolete inventory	39.7	27.6	—	14.1	53.2
Valuation allowance for deferred tax assets	45.1	4.2	—	5.5	43.8

*Year ended September 30, 2008
Allowance for doubtful accounts (a)	$15.2	$7.0	$—	$2.0	$20.2
Allowance for excess and obsolete inventory	36.3	15.4	—	12.0	39.7
Valuation allowance for deferred tax assets	42.6	2.3	4.4	4.2	45.1

*Year ended September 30, 2007
Allowance for doubtful accounts (a)	$14.0	$4.0	$—	$2.8	$15.2
Allowance for excess and obsolete inventory	31.4	16.7	—	11.8	36.3
Valuation allowance for deferred tax assets	36.8	6.2	2.5	2.9	42.6

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2009.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.