Form 10-Q
period 2009-12-31
ROCKWELL AUTOMATION INC
filed 2010-02-08
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
142,759,415 shares of registrant’s Common Stock, $1.00 par value, were outstanding on January 31, 2010.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet— December 31, 2009 and September 30, 2009	2

Condensed Consolidated Statement of Operations— Three Months Ended December 31, 2009 and 2008	3

Condensed Consolidated Statement of Cash Flows— Three Months Ended December 31, 2009 and 2008	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 5. Other Information	32

Item 6. Exhibits	33

Signatures	34

Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31,	September 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$716.3	$643.8
Receivables	769.3	726.3
Inventories	468.7	436.4
Deferred income taxes	193.4	174.4
Other current assets	109.4	153.9

Total current assets	2,257.1	2,134.8

Property, net	519.1	532.5
Goodwill	911.1	913.2
Other intangible assets, net	227.7	230.9
Deferred income taxes	298.3	307.6
Prepaid pension	31.2	30.7
Other assets	154.3	156.0

TOTAL	$4,398.8	$4,305.7

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Accounts payable	$326.4	$313.3
Compensation and benefits	152.6	148.9
Advance payments from customers and deferred revenue	177.3	159.1
Customer returns, rebates, and incentives	114.4	107.3
Other current liabilities	224.3	218.6

Total current liabilities	995.0	947.2

Long-term debt	904.8	904.7
Retirement benefits	849.0	848.9
Other liabilities	282.6	288.5

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,305.3	1,304.8
Retained earnings	2,692.7	2,667.2
Accumulated other comprehensive loss	(726.8)	(727.5)
Common stock in treasury, at cost (shares held: December 31, 2009, 38.8; September 30, 2009, 39.3)	(2,085.2)	(2,109.5)

Total shareowners’ equity	1,367.4	1,316.4

TOTAL	$4,398.8	$4,305.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2009	2008

Sales
Products and solutions	$949.3	$1,069.6
Services	118.2	119.6

	1,067.5	1,189.2

Cost of sales
Products and solutions	(559.6)	(635.4)
Services	(81.1)	(83.4)

	(640.7)	(718.8)

Gross profit	426.8	470.4

Selling, general and administrative expenses	(312.5)	(313.4)
Other expense	(1.6)	(2.5)
Interest expense	(15.4)	(15.0)

Income from continuing operations before income taxes	97.3	139.5
Income tax provision	(19.5)	(23.9)

Income from continuing operations	77.8	115.6

(Loss) income from discontinued operations	(1.2)	2.8

Net income	$76.6	$118.4

Basic earnings per share:
Continuing operations	$0.55	$0.81
Discontinued operations	(0.01)	0.02

Net income	$0.54	$0.83

Diluted earnings per share:
Continuing operations	$0.54	$0.81
Discontinued operations	(0.01)	0.02

Net income	$0.53	$0.83

Cash dividends per share	$0.29	$0.29

Weighted average outstanding shares:

Basic	142.0	141.6

Diluted	143.7	142.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31,
	2009	2008

Continuing operations:
Operating activities:
Net income	$76.6	$118.4
(Loss) income from discontinued operations	(1.2)	2.8

Income from continuing operations	77.8	115.6

Adjustments to arrive at cash provided by operating activities:
Depreciation	24.7	23.9
Amortization of intangible assets	7.0	8.4
Share-based compensation expense	8.7	4.6
Retirement benefits expense	21.4	11.8
Pension trust contributions	(7.3)	(7.5)
Net loss on disposition of property	0.4	0.4
Excess income tax benefit from share-based compensation	(2.1)	(0.4)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(42.2)	88.8
Inventories	(38.2)	(45.8)
Accounts payable	13.8	(54.9)
Compensation and benefits	(4.7)	(55.0)
Income taxes	27.3	5.8
Other assets and liabilities	32.8	(46.9)

Cash provided by operating activities	119.4	48.8

Investing activities:
Capital expenditures	(13.5)	(27.4)
Proceeds from sale of property	—	1.3
Other investing activities	—	0.8

Cash used for investing activities	(13.5)	(25.3)

Financing activities:
Net issuance of short-term debt	—	75.0
Cash dividends	(41.3)	(41.0)
Purchases of treasury stock	—	(53.5)
Proceeds from the exercise of stock options	6.7	3.9
Excess income tax benefit from share-based compensation	2.1	0.4
Other financing activities	(0.2)	(0.2)

Cash used for financing activities	(32.7)	(15.4)

Effect of exchange rate changes on cash	(0.9)	(36.3)

Cash provided by (used for) continuing operations	72.3	(28.2)

Discontinued operations:
Cash provided by discontinued operating activities	0.2	—

Cash provided by discontinued operations	0.2	—

Increase (decrease) in cash and cash equivalents	72.5	(28.2)
Cash and cash equivalents at beginning of period	643.8	582.2

Cash and cash equivalents at end of period	$716.3	$554.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three-month period ended December 31, 2009 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated. We have evaluated subsequent events through the date and time of issuance of these financial statements on February 8, 2010.
Revenue
Product and solution revenues consist of industrial automation power, control, information and custom-engineered hardware and software products and systems. Service revenues include multi-vendor customer technical support and repair, asset management, optimization consulting and training.
Cash and Cash Equivalents
Cash and cash equivalents include time deposits and certificates of deposit with original maturities of three months or less at the time of purchase.
Receivables
Receivables are stated net of allowances for doubtful accounts of $23.4 million at December 31, 2009 and $21.8 million at September 30, 2009. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.4 million at December 31, 2009 and $8.8 million at September 30, 2009.
Income Taxes
We account for uncertain tax positions in accordance with accounting principles generally accepted in the United States (U.S. GAAP). We determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more-likely-than-not recognition threshold, we determine the amount of benefit to recognize in the financial statements.
At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pretax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items and items that are reported net of their related tax effects. We record the tax effect of significant unusual or extraordinary items and items that are reported net of their tax effects in the period in which they occur. See Note 13 for further details regarding income taxes.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Accounting Policies — (Continued)
Earnings Per Share
Beginning in fiscal 2010, we changed our accounting for earnings per share (EPS) as a result of new accounting guidance issued by the Financial Accounting Standards Board (FASB). The guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
We present basic and diluted EPS amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three months ended December 31, 2009, share-based compensation awards for 5.7 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2008, share-based compensation awards for 8.0 million shares were excluded from the diluted EPS calculation because they were antidilutive.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008

Income from continuing operations	$77.8	$115.6
Less: Allocation to participating securities	(0.2)	(0.2)

Income from continuing operations available to common shareowners	$77.6	$115.4

(Loss) income from discontinued operations	$(1.2)	$2.8
Less: Allocation to participating securities	—	—

(Loss) income from discontinued operations available to common shareowners	$(1.2)	$2.8

Net income	$76.6	$118.4
Less: Allocation to participating securities	(0.2)	(0.2)

Net income available to common shareowners	$76.4	$118.2

Basic weighted average outstanding shares	142.0	141.6
Effect of dilutive securities
Stock options	1.5	0.5
Performance shares	0.2	—

Diluted weighted average outstanding shares	143.7	142.1

Basic earnings per share:
Continuing operations	$0.55	$0.81
Discontinued operations	(0.01)	0.02

Net income	$0.54	$0.83

Diluted earnings per share:
Continuing operations	$0.54	$0.81
Discontinued operations	(0.01)	0.02

Net income	$0.53	$0.83

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Share-Based Compensation
We recognized $8.7 million and $4.6 million in share-based compensation expense in income from continuing operations before income taxes during the three-months ended December 31, 2009 and 2008, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of all shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Three months ended December 31,
	2009		2008
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	2,168	$13.59	2,766	$7.75
Performance shares	146	54.81	192	31.82
Restricted stock and restricted stock units	142	43.50	85	29.37
Unrestricted stock	8	41.85	14	36.69
3. Inventories
Inventories consist of (in millions):

	December 31,	September 30,
	2009	2009

Finished goods	$172.1	$166.4
Work in process	119.9	109.1
Raw materials, parts, and supplies	176.7	160.9

Inventories	$468.7	$436.4

We report inventories net of the allowance for excess and obsolete inventory of $50.8 million at December 31, 2009 and $53.2 million at September 30, 2009.
4. Property
Property consists of (in millions):

	December 31,	September 30,
	2009	2009

Land	$4.8	$4.7
Buildings and improvements	275.8	276.7
Machinery and equipment	1,106.6	1,116.4
Internal use software	328.8	324.8
Construction in progress	39.5	36.5

Total	1,755.5	1,759.1
Less accumulated depreciation	(1,236.4)	(1,226.6)

Property, net	$519.1	$532.5

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2009 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2009	$386.8	$526.4	$913.2
Translation and other	(0.4)	(1.7)	(2.1)

Balance as of December 31, 2009	$386.4	$524.7	$911.1

Other intangible assets consist of (in millions):

	December 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$144.9	$96.5	$48.4
Customer relationships	59.7	12.2	47.5
Technology	84.1	33.6	50.5
Other	33.5	19.5	14.0

Total amortized intangible assets	322.2	161.8	160.4
Intangible assets not subject to amortization	67.3	—	67.3

Total	$389.5	$161.8	$227.7

	September 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$140.9	$93.7	$47.2
Customer relationships	59.8	10.8	49.0
Technology	84.2	32.0	52.2
Other	33.7	18.4	15.3

Total amortized intangible assets	318.6	154.9	163.7
Intangible assets not subject to amortization	67.2	—	67.2

Total	$385.8	$154.9	$230.9

Our Allen-Bradley® and ICS TriplexTM trademarks have been determined to have an indefinite life, and therefore are not subject to amortization.
Estimated amortization expense is $30.8 million in 2010, $28.8 million in 2011, $25.0 million in 2012, $18.5 million in 2013 and $13.8 million in 2014.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of each year.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31,	September 30,
	2009	2009
Unrealized losses on foreign exchange contracts	15.0	19.1
Product warranty obligations	29.2	32.1
Taxes other than income taxes	29.3	30.3
Accrued interest	15.0	15.6
Restructuring and special items	42.1	60.8
Income taxes payable	27.5	—
Other	66.2	60.7

Other current liabilities	$224.3	$218.6

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
Changes in the product warranty obligations for the three months ended December 31, 2009 and 2008 are (in millions):

	Three Months Ended
	December 31,
	2009	2008

Balance at beginning of period	$32.1	$33.5
Warranties recorded at time of sale	7.1	9.7
Adjustments to pre-existing warranties	(1.2)	—
Settlements of warranty claims	(8.8)	(8.9)

Balance at end of period	$29.2	$34.3

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Long-term Debt
Long-term debt consists of (in millions):

	December 31,	September 30,
	2009	2009
5.65% notes, payable in 2017	250.0	250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.2)	(45.3)

Long-term debt	$904.8	$904.7

On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. The new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under either of these credit facilities at December 31, 2009 or September 30, 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at December 31, 2009 and September 30, 2009. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $141.6 million at December 31, 2009 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three months ended December 31, 2009 and 2008 were not significant.
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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended December 31, 2009. The notional values of our forward exchange contracts outstanding at December 31, 2009 were $721.7 million, of which $357.6 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar, British pound sterling, and euro.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Fair Value Measurement — (Continued)
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		December 31,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2009	2009

Forward exchange contracts	Other current assets	$2.6	$4.1
Forward exchange contracts	Other assets	1.4	1.7
Forward exchange contracts	Other current liabilities	(11.1)	(12.2)
Forward exchange contracts	Other liabilities	(1.6)	(3.6)

Total		$(8.7)	$(10.0)

		Fair Value (Level 2)
		December 31,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2009	2009

Forward exchange contracts	Other current assets	$2.3	$20.9
Forward exchange contracts	Other assets	9.7	9.7
Forward exchange contracts	Other current liabilities	(3.9)	(6.9)
Forward exchange contracts	Other liabilities	(5.9)	(5.8)

Total		$2.2	$17.9

The pre-tax amount of (losses) gains recorded in other comprehensive income related to forward exchange contracts designated as cash flow hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	Three Months Ended
	December 31,
	2009	2008

Forward exchange contracts	$(1.3)	$24.1
Approximately $8.1 million ($5.1 million net of tax) of net unrealized losses on cash flow hedges as of December 31, 2009 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was:

	Three Months Ended
	December 31,
	2009	2008
Sales	$(0.2)	$1.4
Cost of sales	(4.0)	0.9

Total	$(4.2)	$2.3

The amount recognized in earnings as a result of ineffective cash flow hedges was not significant.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Fair Value Measurement — (Continued)
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented, was:

	Three Months Ended
	December 31,
	2009	2008
Other expense	$(17.8)	$26.6
We also hold financial instruments consisting of cash, accounts receivable, accounts payable and long-term debt. The carrying value of our cash, accounts receivable and accounts payable as reported in our Condensed Consolidated Balance Sheet approximates fair value. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following is a summary of the carrying value and fair value of our long-term debt (in millions):

	December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$(904.8)	$(970.3)	$(904.7)	$(992.0)
10. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended
	December 31,
	2009	2008

Service cost	$16.5	$13.9
Interest cost	40.1	38.4
Expected return on plan assets	(48.2)	(47.5)
Amortization:
Prior service cost	(1.0)	(1.1)
Net actuarial loss	10.5	4.2

Net periodic benefit cost	$17.9	$7.9

	Other Postretirement
	Benefits
	Three Months Ended
	December 31,
	2009	2008

Service cost	$0.9	$0.9
Interest cost	3.1	3.3
Amortization:
Prior service cost	(2.6)	(2.7)
Net actuarial loss	2.1	2.4

Net periodic benefit cost	$3.5	$3.9

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended
	December 31,
	2009	2008

Net income	$76.6	$118.4
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit plan liabilities	4.3	1.4
Currency translation adjustments	(5.5)	(121.0)
Net unrealized gains on cash flow hedges	1.9	13.4
Other	—	(0.2)

Other comprehensive income (loss)	0.7	(106.4)

Comprehensive income	$77.3	$12.0

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
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company and Kemper Insurance, the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide administers the Kemper buy-out funds and has entered into a cost share agreement to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Income Taxes
The effective tax rate for the quarter ended December 31, 2009 was 20.0 percent. The effective tax rate was lower than the U.S. statutory tax rate of 35 percent because we benefited from lower non-U.S. tax rates and the utilization of foreign tax credits. During the first quarter of 2010, we recognized a tax benefit of $4.7 million related to the favorable resolution of domestic and non-U.S. tax matters, partially offset by a discrete tax expense of $3.5 million related to the impact of a change in Mexican tax law.
Gross unrecognized tax benefits and offsetting tax benefits were (in millions):

	December 31, 2009
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$79.7	$(43.8)	$35.9
Discontinued operations	30.9	(4.5)	26.4

Total	$110.6	$(48.3)	$62.3

	September 30, 2009
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$85.2	$(44.3)	$40.9
Discontinued operations	31.5	(4.8)	26.7

Total	$116.7	$(49.1)	$67.6

There was no material change of the amount of unrecognized tax benefits in the first three months of 2010. During the second quarter of 2010, we anticipate that the amount of unrecognized tax benefits will decrease by approximately $28.0 million ($26.9 million net of offsetting tax benefits) as a result of the resolution of domestic and international tax matters. Of that amount, $21.1 million ($20.0 million net of offsetting tax benefits) is related to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and repair services businesses and thus will not impact continuing operations. In addition, we believe it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to $7.0 million and the amount of offsetting tax benefits could increase by up to $1.0 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $26.8 million and $1.8 million at December 31, 2009 and $25.8 million and $1.8 million at September 30, 2009, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2007 through 2009, Wisconsin tax returns for 2006 through 2009, and tax returns for other major states and foreign jurisdictions for 1998 through 2009 remain subject to examinations by taxing authorities.
14. Restructuring Charges and Special Items
In the three months ended December 31, 2009 and 2008, we paid $7.4 million and $15.4 million, respectively, related to restructuring actions expensed in prior years. Accruals remaining related to our restructuring actions were $42.1 million at December 31, 2009.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended
	December 31,
	2009	2008
Sales
Architecture & Software	$469.0	$506.4
Control Products & Solutions	598.5	682.8

Total	$1,067.5	$1,189.2

Segment operating earnings
Architecture & Software	$99.0	$109.6
Control Products & Solutions	37.8	68.0

Total	136.8	177.6

Purchase accounting depreciation and amortization	(4.6)	(5.0)
General corporate — net	(19.5)	(18.1)
Interest expense	(15.4)	(15.0)
Income tax provision	(19.5)	(23.9)

Income from continuing operations	$77.8	$115.6

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
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the first quarter of 2010 and 2009 were approximately 10 percent of our total sales.
16. Discontinued Operations
In the first quarter of 2010, we recorded a $2.0 million ($1.2 million after tax) accrual relating to an environmental matter of a discontinued business.
In the first quarter of 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2009 and 2008. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2009, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive (loss) income for the year then ended (not presented herein); and in our report dated November 18, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the change in method of accounting for uncertain tax positions on October 1, 2007 and the change in method of accounting for the Company’s defined benefit pension and other postretirement benefit plans on September 30, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 8, 2010

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
Results of Operations
Forward-Looking Statement
This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•
macroeconomic factors, including global and regional business conditions, the availability and cost of capital, and the cyclical nature of our customers’ capital spending, all of which may affect demand for our offerings, and currency exchange rates;

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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 for more information.
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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications, and expansions of existing facilities, and the creation of new facilities;
•	our customers’ needs for greater cost reduction, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
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
Long-term Strategy
Our long-term strategic framework incorporates our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions, and our growth and performance strategy, which seeks to:
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
By implementing the strategy above, our long-term financial goals are revenue growth of 6-8 percent and double digit EPS growth. It is also our goal to achieve 60 percent of our revenue outside the U.S. by 2013.

ROCKWELL AUTOMATION, INC.
U. S. Industrial Economic Trends
In the first quarter of 2010, sales to U.S. customers accounted for 49 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
•
The Industrial Production Index (Total Index), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2002. Historically there has been a meaningful correlation between the Industrial Production Index and the level of automation investment made by our U.S. customers in their manufacturing base.

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

The table below depicts the trends in these indicators since the quarter ended September 2008. While key indicators such as the Industrial Production Index and PMI are improving, we remain concerned about other factors such as continued high unemployment, historically low levels of capacity utilization and a very cautious capital spending outlook. It now seems that a recovery has started, but the shape of the recovery remains uncertain.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2010
Quarter ended:
December 2009	99.7	55.9	$145.9	71.5

Fiscal 2009
Quarter ended:
September 2009	98.0	52.6	146.5	70.1
June 2009	96.4	44.8	151.4	68.7
March 2009	99.1	36.3	157.8	70.4
December 2008	104.4	32.9	187.9	74.2

Fiscal 2008
Quarter ended:
September 2008	108.1	43.4	194.8	76.9

Note:	Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the first quarter of 2010, sales to non-U.S. customers accounted for 51 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Demand has historically been driven, in part, by:
•	investments in infrastructure in developing economies;
•	investments in basic materials production capacity, partly in response to higher end-product pricing; and
•	expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. GDP either declined or grew slowly in all regions during fiscal 2009, contributing to reduced customer demand. Signs indicating stabilization in global economic conditions in most regions began to appear in the fourth fiscal quarter of 2009 and the first fiscal quarter of 2010. GDP growth in the emerging countries of Asia Pacific has continued to exceed the global average. Continued improvement in the global economy seems to indicate that we are at the early stage of a recovery. However, in developed countries, high unemployment, historically low levels of capacity utilization and a very cautious capital spending outlook create uncertainty as to the shape of the recovery in manufacturing.
Revenue by Geographic Region
The table below presents our sales for the quarter ended December 31, 2009 by geographic region and the change in sales from the quarter ended December 31, 2008 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	Dec. 31, 2009(1)	Dec. 31, 2008	Dec. 31, 2008(2)

United States	$525.9	(18%)	(18%)
Canada	69.1	5%	(19%)
Europe, Middle East and Africa	233.1	(6%)	(16%)
Asia-Pacific	162.1	14%	3%
Latin America	77.3	(15%)	(19%)

Total Sales	$1,067.5	(10%)	(16%)

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
On a year over year basis, organic revenue in the first quarter of 2010 declined 15.5 percent compared to the first quarter of 2009, but the rate of the decline moderated considerably compared to the previous three quarters, and we saw strong growth in the emerging countries of Asia-Pacific. Sequentially sales declined by 0.6 percent, but we achieved sequential growth in our Architecture and Software segment of 10.6 percent during the first quarter of 2010 compared to the fourth quarter of 2009, which is the third consecutive quarter of increasing sales for the segment. This growth reflects improved base market demand, as well as year-end budget consumption by our customers and restocking in our channel. In our Control Products and Solutions segment, sequential revenue declined 8.0 percent during the first quarter of 2010 compared to the fourth quarter of 2009, primarily due to lower revenues from the solutions and services portion of the segment; however, we did see an improvement in order rates of the solutions and services portion of this segment for the first time since the first quarter of fiscal 2009. The United States was our best performing region sequentially, as sales increased 2.8 percent compared to the fourth quarter of 2009, due particularly to strength in the Architecture and Software segment.
Income from continuing operations increased $48.9 million sequentially during the first quarter of 2010 as compared to the fourth quarter of 2009. In the fourth quarter of 2009, we recorded restructuring charges of $33.1 million.
We also delivered another strong quarter of free cash flow. We continue to effectively manage our cost structure while appropriately investing in key technologies and growth opportunities. We are well positioned to take advantage of the recovery and we are ready to serve our customers’ needs as their automation spending increases.
The following table reflects our sales and operating results for the three months ended December 31, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2009	2008
Sales
Architecture & Software	$469.0	$506.4
Control Products & Solutions	598.5	682.8

Total	$1,067.5	$1,189.2

Segment operating earnings (a)
Architecture & Software	$99.0	$109.6
Control Products & Solutions	37.8	68.0

Purchase accounting depreciation and amortization	(4.6)	(5.0)
General corporate — net	(19.5)	(18.1)
Interest expense	(15.4)	(15.0)

Income from continuing operations before income taxes	97.3	139.5
Income tax provision	(19.5)	(23.9)

Income from continuing operations	77.8	115.6

Income from discontinued operations (b)	(1.2)	2.8

Net income	$76.6	$118.4

Diluted earnings per share:
Continuing operations	$0.54	$0.81
Discontinued operations	(0.01)	0.02

Net income	$0.53	$0.83

Diluted weighted average outstanding shares	143.7	142.1

(a)	See Note 15 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(b)	See Note 16 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.
2010 First Quarter Compared to 2009 First Quarter — (Continued)

(in millions, except per share amounts)	2010	2009	Change

Sales	$1,067.5	$1,189.2	$(121.7)
Income from continuing operations before income taxes	97.3	139.5	(42.2)
Diluted earnings per share from continuing operations	0.54	0.81	(0.27)
Sales
Our sales declined $121.7 million, or 10.2 percent, from $1,189.2 million in the first quarter of 2009 to $1,067.5 million in the first quarter of 2010. An organic sales decline of 15.5 percent was partially offset by growth of 4.4 percentage points from currency translation and 0.9 percentage points from acquisitions. Substantially all of the organic sales decline was a result of a decrease in volume due to recent macroeconomic trends in most regions. There was no significant impact on revenue due to price.
Organic sales to customers in the United States declined 18.4 percent as compared to the first quarter of 2009. Organic sales declined 19.1 and 16.4 percent in Canada and Europe, Middle East and Africa (EMEA), respectively. Asia-Pacific is the only region that demonstrated year-over-year growth, with organic sales growth of 2.7 percent compared to the first quarter of 2009, led by strength in the emerging markets of Asia-Pacific. Organic sales declined in Latin America by 18.7 percent, primarily due to sales declines in the solutions and services portion of our Control Products & Solutions segment.
In the first quarter of 2010, we experienced year-over-year declines in all of our end markets as compared to the first quarter of 2009. The largest year-over-year decline was to customers in resource-based industries, while the smallest declines were in the automotive and tire and consumer products industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes declined 30.3 percent, from $139.5 million in the first quarter of 2009 to $97.3 million in the first quarter of 2010. The decrease was primarily due to a decline in volume, higher incentive compensation and higher pension and postretirement expense, partially offset by benefits from cost reductions implemented during 2009 and favorable revenue mix.
The year-over-year decline in our volume continued to reflect the severity of the global recession, lower levels of worldwide industrial production and related reduced customer capital spending. Several of the economic indicators we follow illustrate the trends in the economic decline. In the U.S., Industrial Equipment Spending, Industrial Production and Capacity Utilization significantly declined on a year-over-year basis during the quarter ended December 31, 2009. U.S. Industrial Equipment Spending declined 22 percent, to $145.9 billion in quarter ended December 31, 2009 compared to $187.9 billion in the quarter ended December 31, 2008. The U.S. Industrial Production Index, which measures manufacturing, mining, electric and gas output, declined to 99.7 percent compared to 104.4 percent in quarter ended December 31, 2008. Capacity Utilization declined to 71.5 percent in the quarter ended December 31, 2009 compared to 74.2 percent in quarter ended December 31, 2008, and remains near historically low levels. Outside the U.S., GDP serves as our primary indicator of regional economic performance. Recently released GDP results reflect varying levels of economic performance by region. Asia-Pacific was the only region to report recent year-over-year GDP growth. EMEA reported recent year-over-year declines in GDP; however, the declines are less than the year-over-year declines reported in the three previous quarters. Latin America also reported recent year-over-year declines in GDP. Additionally, the first fiscal quarter of 2010 for Latin America represented a difficult comparison against the first fiscal quarter of 2009, as Latin America GDP in the first fiscal quarter of 2009 was still in a period of year-over-year growth.
As a consequence of the rapid and large declines in sales in fiscal 2009 due to the severe global recession, we took aggressive action to adjust our cost structure, including restructuring actions that were implemented throughout 2009, temporary employee pay and benefit reductions and general reductions in discretionary spending. In the first quarter of 2010, we saved approximately $40 million compared to the first quarter of 2009 related to benefits realized from restructuring actions taken in fiscal 2009, which was in line with our projections. We also realized a benefit of approximately $15 million in the quarter related to our temporary employee pay and benefit reductions implemented in the third quarter of 2009, partially offset by approximately $10 million of additional expense for incentive compensation. Our pension and postretirement expense in the first quarter of 2010 was also $10 million higher compared to the first quarter of 2009.

ROCKWELL AUTOMATION, INC.
2010 First Quarter Compared to 2009 First Quarter — (Continued)
We expect to realize approximately $80 million of additional savings during the remainder of 2010 as a result of restructuring actions taken in fiscal 2009. Our favorable results in the first quarter of 2010 and an improved outlook for the full year caused us to reverse our temporary employee pay and benefit actions in January 2010, and as a result, we expect to have approximately $35 million of higher employee costs in the remainder of 2010 compared to the same period in 2009. We also expect approximately $70 million of higher incentive compensation expense and approximately $30 million of higher pension and postretirement expense in the remainder of 2010 as compared to the same period of 2009.
Our Architecture & Software segment contributed 43.9 percent of our total sales during the first quarter of 2010, compared to 42.6 percent of our total sales during the first quarter of 2009. Our Controls Products & Solutions segment contributed 56.1 percent of our total sales during the first quarter of 2010, compared to 57.4 percent of our total sales during the first quarter of 2009. The decrease in percentage of sales by our lower margin Controls Products & Solutions segment and the increase in percentage of sales by our higher margin Architecture & Software segment accounted for our positive mix affecting income from continuing operations before income taxes during the first quarter of 2010 compared to the first quarter of 2009.
Income Taxes
The effective tax rate for the first quarter of 2010 was 20.0 percent compared to 17.1 percent in the first quarter of 2009. The 2010 first quarter effective tax rate was higher than the 2009 first quarter rate primarily because we recognized discrete tax benefits of $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit in the first quarter of 2009, compared to a tax benefit of $4.7 million related to the favorable resolution of domestic and non-U.S. tax matters, partially offset by a discrete tax expense of $3.5 million related to the impact of a change in Mexican tax law in the first quarter of 2010.
Architecture & Software

(in millions, except percentages)	2010	2009	Change

Sales	$469.0	$506.4	$(37.4)
Segment operating earnings	99.0	109.6	(10.6)
Segment operating margin	21.1%	21.6%	(0.5	)pts
Sales
Architecture & Software sales decreased 7.4 percent to $469.0 million in the first quarter of 2010 compared to $506.4 million in the first quarter of 2009. Organic sales decreased 12.7 percent, as the effects of currency translation offset the rate of decline by 5.3 percentage points. Substantially all of the organic sales decline was a result of a decrease in volume due to recent macroeconomic trends in most regions and industries, as product pricing remained relatively stable. United States year-over-year sales declines were greater than the segment average rate of decline, year-over-year sales declines to customers in the EMEA region were near the segment average rate of decline, and year-over-year sales declines to customers in Latin America were less than the segment average rate of decline. Canada reported slight year-over-year sales growth for the Architecture & Software segment, while Asia-Pacific reported double digit year-over-year sales growth, led by the emerging countries of the region. Logix sales declined 2.3 percent in the first quarter of 2010 compared to the first quarter of 2009.
Operating Margin
Architecture & Software segment operating earnings were $99.0 million in the first quarter of 2010, down 9.7 percent from $109.6 million in the same quarter of 2009. Operating margin decreased 0.5 points to 21.1 percent in the first quarter of 2010 as compared to the first quarter of 2009. The decrease was primarily due to a reduction of volume as a result of lower worldwide levels of industrial production and capital spending by our customers, partially offset by cost reductions. The declines in the macroeconomic indicators described above, including Industrial Equipment Spending, Industrial Production, Capacity Utilization and regional GDP growth, are all applicable to the year-over-year volume declines reported by our Architecture & Software segment. Approximately half of the restructuring cost savings, temporary employee pay and benefit cost savings, additional incentive compensation and additional pension and postretirement expenses described above applied to the Architecture & Software segment.

ROCKWELL AUTOMATION, INC.
2010 First Quarter Compared to 2009 First Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2010	2009	Change

Sales	$598.5	$682.8	$(84.3)
Segment operating earnings	37.8	68.0	(30.2)
Segment operating margin	6.3%	10.0%	(3.7	)pts
Sales
Control Products & Solutions sales were $598.5 million in the first quarter of 2010, down 12.3 percent from $682.8 million in the first quarter of 2009. Organic sales declined 17.6 percent, as currency translation and acquisitions offset the rate of decline by 3.7 percentage points and 1.6 percentage points, respectively. Substantially all of the organic sales decline was a result of a decrease in volume due to recent macroeconomic trends in most regions and industries. The impact of price on the segment’s sales decline was not significant. United States and the Latin American region reported the largest year-over-year Control Products & Solutions sales declines. Control Products & Solutions year-over-year sales in EMEA also declined, although to a lesser extent, with a sales decline lower than the segment average. The Asia-Pacific and Canada regions both reported year-over-year growth; however these regions both benefited from recent acquisitions, amounting to $2.7 million for Asia-Pacific and $7.3 million for Canada. The Asia-Pacific region also benefited from strong growth in emerging economies. The decline in sales of the solutions and services portion of the segment accounted for approximately two-thirds of the segment’s year-over-year decline in the first quarter of 2010, reflecting the decline in order rates that we experienced in the second half of 2009.
Operating Margin
Control Products & Solutions segment operating earnings were $37.8 million in the first quarter of 2010, down 44.4 percent from $68.0 million in the same quarter of 2009. Operating margin decreased by 3.7 points to 6.3 percent in the first quarter of 2010 as compared to 10.0 percent the first quarter of 2009. The decrease was primarily due to the 17.6 percent organic sales decline resulting from lower levels of worldwide industrial production and capital spending by our customers, partially offset by cost reductions. Decreases in the macroeconomic measures discussed previously, including Industrial Equipment Spending, Industrial Production, Capacity Utilization and regional GDP growth, significantly influenced the Control Product & Solutions year-over-year volume declines. About half of the restructuring costs savings, temporary employee pay and benefit cost savings, additional incentive compensation and additional pension and postretirement expenses outlined above related to the Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended
	December 31,
	2009	2008
Cash provided by (used for):
Operating activities	$119.4	$48.8
Investing activities	(13.5)	(25.3)
Financing activities	(32.7)	(15.4)
Effect of exchange rate changes on cash	(0.9)	(36.3)

Cash provided by (used for) continuing operations	$72.3	$(28.2)

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$119.4	$48.8
Capital expenditures	(13.5)	(27.4)
Excess income tax benefit from share-based compensation	2.1	0.4

Free cash flow	$108.0	$21.8

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Our accounting for share-based compensation requires us to report the related excess income tax benefit as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.
Free cash flow was a source of $108.0 million for the first quarter of 2010 compared to a source of $21.8 million for the first quarter of 2009. The increase in free cash flow is primarily due to higher bonus payments in the first quarter of 2009 as compared to the first quarter of 2010, timing of income tax payments and payments in the first quarter of 2009 related to restructuring charges expensed in the fourth quarter of 2008.
We repurchased no shares of our common stock in the first quarter of 2010 and approximately 1.7 million shares of our common stock in the first quarter of 2009. The total cost of these share repurchases in the first quarter of 2009 was $50.0 million. We also paid $3.5 million in the first quarter of 2009 for unsettled share repurchases outstanding at September 30, 2008. Our decision to repurchase stock in the remainder of 2010 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2009, we had approximately $621.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include dividends to shareowners, capital expenditures, additional contributions to our pension plans, payments related to restructuring actions expensed in prior years, acquisitions of businesses, repurchases of common stock and repayments of debt. We expect capital expenditures in 2010 to be about $110 million. We expect future cash payments related to previous restructuring actions to be approximately $42.1 million, which we expect to spend in the next twelve months. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At December 31, 2009 and September 30, 2009, we had no commercial paper borrowings outstanding. Our debt-to-total-capital ratio was 39.8 percent at December 31, 2009 and 40.7 percent at September 30, 2009.
On March 16, 2009 we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million. Both new facilities have borrowing limits of $267.5 million each. One facility has a three-year term and the other facility has a 364-day term. Our 364-day credit facility includes a term-out option that allows us to borrow, on March 15, 2010, up to $267.5 million as a term loan for one year. We have not drawn down under either of these credit facilities at December 31, 2009 or September 30, 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at December 31, 2009 and September 30, 2009. We expect to replace our existing 364-day credit facility with a new 364-day credit facility in our second fiscal quarter. In addition to our two $267.5 million credit facilities, short-term unsecured credit facilities of approximately $141.6 million at December 31, 2009 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of December 31, 2009:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at December 31, 2009, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						December 31,
	Three Months Ended December 31, 2009					2008
			Sales
			Excluding
		Effect of	Effect of
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$525.9	$(1.8)	$524.1	$(1.0)	$523.1	$641.2
Canada	69.1	(8.3)	60.8	(7.3)	53.5	66.1
Europe, Middle East and Africa	233.1	(25.0)	208.1	—	208.1	248.8
Asia-Pacific	162.1	(13.3)	148.8	(2.7)	146.1	142.3
Latin America	77.3	(3.5)	73.8	—	73.8	90.8

Total Company Sales	$1,067.5	$(51.9)	$1,015.6	$(11.0)	$1,004.6	$1,189.2

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						December 31,
	Three Months Ended December 31, 2009					2008
			Sales
			Excluding
		Effect of	Effect of
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$469.0	$(26.8)	$442.2	$—	$442.2	$506.4
Control Products & Solutions	598.5	(25.1)	573.4	(11.0)	562.4	682.8

Total Company Sales	$1,067.5	$(51.9)	$1,015.6	$(11.0)	$1,004.6	$1,189.2

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at December 31, 2009, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at December 31, 2009, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at December 31, 2009, there has been no material change to this information.

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

Information about our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at December 31, 2009, there has been no material change to this information.

Item 1A.	Risk Factors

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at December 31, 2009 there has been no material change to this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases

On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. Our repurchase program allows management to repurchase shares at its discretion. However, during quarter-end “quiet periods,” defined as the period of time from quarter-end until two days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. We repurchased no shares under this program during the three months ended December 31, 2009. The dollar value of shares remaining under the repurchase program as of December 31, 2009 was $621,188,198.

ROCKWELL AUTOMATION, INC.

Item 5.	Other Information

Beginning in fiscal 2010, we changed our accounting for earnings per share (EPS) as a result of new accounting guidance issued by the Financial Accounting Standards Board (FASB). The guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.

As a result of the requirement to apply this new guidance retrospectively, we will be required to reflect the changes in presentation and disclosure for all periods presented in future filings of our periodic reports with the Securities and Exchange Commission. We determined that the accounting change was not material to our previously issued consolidated financial statements. The following table summarizes the effects of the adoption of this new guidance on our consolidated financial statements for the years ended September 30, 2008, and 2007:

			Effect of
2008	As reported	As adjusted	Change
Diluted earnings per share:
Net income	$3.90	$3.89	$(0.01)

			Effect of
2007	As reported	As adjusted	Change
Basic earnings per share:
Continuing operations	$3.59	$3.58	$(0.01)
Discontinued operations	5.78	5.78	—

Net income	$9.37	$9.36	$(0.01)

Diluted earnings per share:
Continuing operations	$3.53	$3.53	$—
Discontinued operations	5.70	5.69	(0.01)

Net income	$9.23	$9.22	$(0.01)

There were no changes to basic or diluted EPS for the year ended September 30, 2009 and there was no change to basic EPS for the year ended September 30, 2008.

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits
(a) Exhibits:

Exhibit 10.1*	-	Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2010, contained in the Company’s Current Report on Form 8-K dated December 14, 2009, is hereby incorporated by reference.

Exhibit 12	-	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2009.

Exhibit 15	-	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	-	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	-	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	-	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: February 8, 2010	By /s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 8, 2010	By /s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2009.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.