Form 10-Q
period 2010-03-31
ROCKWELL AUTOMATION INC
filed 2010-05-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
142,595,043 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2010.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet — March 31, 2010 and September 30, 2009	2

Condensed Consolidated Statement of Operations — Three and Six Months Ended March 31, 2010 and 2009	3

Condensed Consolidated Statement of Cash Flows — Six Months Ended March 31, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	38

Exhibit 10.2
Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$817.2	$643.8
Receivables	791.8	726.3
Inventories	524.5	436.4
Deferred income taxes	194.4	174.4
Other current assets	108.6	153.9

Total current assets	2,436.5	2,134.8

Property, net	510.0	532.5
Goodwill	889.4	913.2
Other intangible assets, net	218.0	230.9
Deferred income taxes	296.9	307.6
Prepaid pension	31.0	30.7
Other assets	160.4	156.0

TOTAL	$4,542.2	$4,305.7

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Accounts payable	$379.3	$313.3
Compensation and benefits	204.4	148.9
Advance payments from customers and deferred revenue	199.6	159.1
Customer returns, rebates and incentives	120.8	107.3
Other current liabilities	211.6	218.6

Total current liabilities	1,115.7	947.2

Long-term debt	904.8	904.7
Retirement benefits	847.0	848.9
Other liabilities	255.4	288.5

Commitments and contingent liabilities (Note 13)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,319.0	1,304.8
Retained earnings	2,774.0	2,667.2
Accumulated other comprehensive loss	(769.6)	(727.5)
Common stock in treasury, at cost (shares held: March 31, 2010, 38.8; September 30, 2009, 39.3)	(2,085.5)	(2,109.5)

Total shareowners’ equity	1,419.3	1,316.4

TOTAL	$4,542.2	$4,305.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales
Products and solutions	$1,049.1	$949.8	$1,998.4	$2,019.4
Services	115.4	108.3	233.6	227.9

	1,164.5	1,058.1	2,232.0	2,247.3
Cost of sales
Products and solutions	(612.8)	(613.5)	(1,172.4)	(1,248.9)
Services	(78.6)	(81.0)	(159.7)	(164.4)

	(691.4)	(694.5)	(1,332.1)	(1,413.3)

Gross profit	473.1	363.6	899.9	834.0

Selling, general and administrative expenses	(323.2)	(292.8)	(635.7)	(606.2)
Other expense	(1.2)	(0.1)	(2.8)	(2.6)
Interest expense	(15.1)	(15.3)	(30.5)	(30.3)

Income from continuing operations before income taxes	133.6	55.4	230.9	194.9
Income tax provision	(21.7)	(14.8)	(41.2)	(38.7)

Income from continuing operations	111.9	40.6	189.7	156.2

Income from discontinued operations	25.1	—	23.9	2.8

Net income	$137.0	$40.6	$213.6	$159.0

Basic earnings per share:

Continuing operations	$0.78	$0.29	$1.33	$1.10
Discontinued operations	0.18	—	0.17	0.02

Net income	$0.96	$0.29	$1.50	$1.12

Diluted earnings per share:

Continuing operations	$0.77	$0.29	$1.31	$1.10
Discontinued operations	0.18	—	0.17	0.02

Net income	$0.95	$0.29	$1.48	$1.12

Cash dividends per share	$0.29	$0.29	$0.58	$0.58

Weighted average outstanding shares:

Basic	142.4	141.5	142.2	141.5

Diluted	144.4	142.0	144.1	142.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2010	2009

Continuing Operations:
Operating Activities:
Net income	$213.6	$159.0
Income from discontinued operations	23.9	2.8

Income from continuing operations	189.7	156.2

Adjustments to arrive at cash provided by operating activities:
Depreciation	48.8	48.1
Amortization of intangible assets	14.8	16.3
Share-based compensation expense	17.9	12.3
Retirement benefits expense	42.4	23.4
Pension trust contributions	(14.6)	(14.2)
Net loss (gain) on disposition of property	1.0	(0.2)
Income tax benefit from the exercise of stock options	0.2	—
Excess income tax benefit from share-based compensation	(7.4)	(0.9)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(78.0)	166.0
Inventories	(94.1)	23.5
Accounts payable	65.7	(112.0)
Compensation and benefits	49.5	(73.6)
Income taxes	19.2	(5.2)
Other assets and liabilities	42.8	(21.0)

Cash Provided by Operating Activities	297.9	218.7

Investing Activities:
Capital expenditures	(30.5)	(45.7)
Acquisition of businesses, net of cash acquired	—	(29.5)
Proceeds from sale of property and short-term investments	4.5	2.9
Other investing activities	—	(4.1)

Cash Used for Investing Activities	(26.0)	(76.4)

Financing Activities:
Net repayments of short-term debt	—	(25.0)
Cash dividends	(82.7)	(82.2)
Purchases of treasury stock	(22.6)	(53.5)
Proceeds from the exercise of stock options	16.2	4.8
Excess income tax benefit from share-based compensation	7.4	0.9
Other financing activities	(0.3)	(2.9)

Cash Used for Financing Activities	(82.0)	(157.9)

Effect of exchange rate changes on cash	(16.3)	(46.8)

Cash Provided by (Used for) Continuing Operations	173.6	(62.4)

Discontinued Operations:
Cash Used for Discontinued Operating Activities	(0.2)	(0.3)

Cash Used for Discontinued Operations	(0.2)	(0.3)

Increase (Decrease) in Cash and Cash Equivalents	173.4	(62.7)
Cash and Cash Equivalents at Beginning of Period	643.8	582.2

Cash and Cash Equivalents at End of Period	$817.2	$519.5

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $20.5 million at March 31, 2010 and $21.8 million at September 30, 2009. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $13.4 million at March 31, 2010 and $8.8 million at September 30, 2009.
Earnings Per Share
Beginning in fiscal 2010, we changed our accounting for earnings per share (EPS) as a result of new accounting guidance issued by the Financial Accounting Standards Board (FASB). The guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are unvested restricted stock and non-employee director restricted stock units.
We present basic and diluted EPS amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and six months ended March 31, 2010, share-based compensation awards of 5.5 million and 5.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2009, share-based compensation awards of 9.2 million and 8.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies — (Continued)
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income from continuing operations	$111.9	$40.6	$189.7	$156.2
Less: Allocation to participating securities	(0.2)	(0.1)	(0.4)	(0.3)

Income from continuing operations available to common shareowners	$111.7	$40.5	$189.3	$155.9

Income from discontinued operations	$25.1	$—	$23.9	$2.8
Less: Allocation to participating securities	(0.1)	—	(0.1)	—

Income from discontinued operations available to common shareowners	$25.0	$—	$23.8	$2.8

Net income	$137.0	$40.6	$213.6	$159.0
Less: Allocation to participating securities	(0.3)	(0.1)	(0.5)	(0.3)

Net income available to common shareowners	$136.7	$40.5	$213.1	$158.7

Basic weighted average outstanding shares	142.4	141.5	142.2	141.5
Effect of dilutive securities
Stock options	1.7	0.5	1.6	0.5
Performance shares	0.3	—	0.3	—

Diluted weighted average outstanding shares	144.4	142.0	144.1	142.0

Basic earnings per share:
Continuing operations	$0.78	$0.29	$1.33	$1.10
Discontinued operations	0.18	—	0.17	0.02

Net income	$0.96	$0.29	$1.50	$1.12

Diluted earnings per share:
Continuing operations	$0.77	$0.29	$1.31	$1.10
Discontinued operations	0.18	—	0.17	0.02

Net income	$0.95	$0.29	$1.48	$1.12

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Share-Based Compensation
We recognized $9.2 million and $17.9 million in share-based compensation expense during the three and six months ended March 31, 2010, respectively. We recognized $7.7 million and $12.3 million in share-based compensation expense during the three and six months ended March 31, 2009, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and non-employee directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Six Months Ended March 31,
	2010		2009
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	2,169	$13.59	2,788	$7.75
Performance shares	146	54.81	192	31.82
Restricted stock and restricted stock units	146	43.66	86	29.29
Unrestricted stock	11	44.20	16	34.82
3. Acquisitions
In January 2009, we acquired the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Company Limited (Hengsheng). Hengsheng delivers automation solutions to the electrical power and other heavy process industries in central and western China. In March 2009, we acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc. (Hinz). Hinz offers industrial control systems engineering and related support, with domain expertise in industrial automation, process control and power distribution, specifically for the oil and gas industry, as well as other resource-based industries, in Canada. We recorded goodwill of $13.6 million, customer relationships of $6.3 million (10-year weighted average useful life), technology of $1.2 million (8-year weighted average useful life) and other intangible assets of $1.3 million (4-year weighted average useful life) resulting from the final purchase price allocations of Hengsheng and Hinz. We expect $5.9 million of the goodwill to be deductible for tax purposes.
We assigned the full amount of goodwill for Hengsheng and Hinz to our Control Products & Solutions segment. The results of operations of the acquired businesses have been included in our Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the individual effects of these acquisitions are not material to our results of operations and financial position.
4. Inventories
Inventories consist of (in millions):

	March 31,	September 30,
	2010	2009

Finished goods	$200.7	$166.4
Work in process	135.0	109.1
Raw materials, parts and supplies	188.8	160.9

Inventories	$524.5	$436.4

We report inventories net of the allowance for excess and obsolete inventory of $51.6 million at March 31, 2010 and $53.2 million at September 30, 2009.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property
Property consists of (in millions):

	March 31,	September 30,
	2010	2009

Land	$4.8	$4.7
Buildings and improvements	275.6	276.7
Machinery and equipment	1,085.2	1,116.4
Internal-use software	334.5	324.8
Construction in progress	34.1	36.5

Total	1,734.2	1,759.1
Less accumulated depreciation	(1,224.2)	(1,226.6)

Property, net	$510.0	$532.5

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2010 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2009	$386.8	$526.4	$913.2
Translation and other	(6.7)	(17.1)	(23.8)

Balance as of March 31, 2010	$380.1	$509.3	$889.4

Other intangible assets consist of (in millions):

	March 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$148.7	$99.5	$49.2
Customer relationships	57.1	13.1	44.0
Technology	82.3	34.6	47.7
Trademarks	30.8	5.6	25.2
Other	23.2	15.0	8.2

Total amortized intangible assets	342.1	167.8	174.3
Intangible assets not subject to amortization	43.7	—	43.7

Total	$385.8	$167.8	$218.0

	September 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$140.9	$93.7	$47.2
Customer relationships	59.8	10.8	49.0
Technology	84.2	32.0	52.2
Trademarks	9.4	4.2	5.2
Other	24.3	14.2	10.1

Total amortized intangible assets	318.6	154.9	163.7
Intangible assets not subject to amortization	67.2	—	67.2

Total	$385.8	$154.9	$230.9

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Goodwill and Other Intangible Assets — (Continued)
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization. During the second quarter of fiscal 2010, it was determined that the ICS TriplexTM trademark no longer has an indefinite life, and beginning January 1, 2010, we began amortizing the asset over its estimated useful life of 10 years using the straight-line method.
Estimated amortization expense is $32.6 million in 2010, $31.1 million in 2011, $27.4 million in 2012, $20.9 million in 2013 and $16.2 million in 2014.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2010 and concluded that none of these assets is impaired.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31,	September 30,
	2010	2009

Unrealized losses on foreign exchange contracts	$13.2	$19.1
Product warranty obligations	33.3	32.1
Taxes other than income taxes	33.3	30.3
Accrued interest	15.7	15.6
Restructuring and special items	28.3	60.8
Income taxes payable	30.5	—
Other	57.3	60.7

Other current liabilities	$211.6	$218.6

8. Product Warranty Obligations
We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or from installation to an end-user or Original Equipment Manufacturer (OEM) customer. We also record a liability for specific warranty matters when they become probable and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Condensed Consolidated Balance Sheet.
Changes in the product warranty obligations for the six months ended March 31, 2010 and 2009 are (in millions):

	Six Months Ended
	March 31,
	2010	2009

Balance at beginning of period	$32.1	$33.5
Warranties recorded at time of sale	18.4	16.6
Adjustments to pre-existing warranties	(0.5)	(0.9)
Settlements of warranty claims	(16.7)	(18.1)

Balance at end of period	$33.3	$31.1

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Long-term Debt
Long-term debt consists of (in millions):

	March 31,	September 30,
	2010	2009
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.2)	(45.3)

Long-term debt	$904.8	$904.7

On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million, each with an individual borrowing limit of $267.5 million. One facility has a three-year term and the other facility had a 364-day term. On March 15, 2010, we replaced our former 364-day $267.5 million unsecured revolving credit facility with a new 364-day $300 million unsecured revolving credit facility, increasing our current borrowing capacity under the two facilities to $567.5 million. The new credit facility includes a term-out option that allows us to borrow, on March 14, 2011, up to $300.0 million as a term loan for one year. We have not drawn down under any of these credit facilities at March 31, 2010 or September 30, 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at March 31, 2010 and September 30, 2009. Separate short-term unsecured credit facilities of approximately $133.7 million at March 31, 2010 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three and six months ended March 31, 2010 and 2009 were not significant.
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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not changed our valuation techniques during the six months ended March 31, 2010. The notional values of our forward exchange contracts outstanding at March 31, 2010 were $689.8 million, of which $349.5 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar, British pound sterling and euro.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Derivative Instruments and Fair Value Measurement — (Continued)
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		March 31,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Forward exchange contracts	Other current assets	$5.4	$4.1
Forward exchange contracts	Other assets	3.8	1.7
Forward exchange contracts	Other current liabilities	(5.8)	(12.2)
Forward exchange contracts	Other liabilities	(0.4)	(3.6)

Total		$3.0	$(10.0)

		Fair Value (Level 2)
		March 31,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Forward exchange contracts	Other current assets	$4.8	$20.9
Forward exchange contracts	Other assets	14.0	9.7
Forward exchange contracts	Other current liabilities	(7.4)	(6.9)
Forward exchange contracts	Other liabilities	(10.1)	(5.8)

Total		$1.3	$17.9

The pre-tax amount of gains recorded in other comprehensive income related to forward exchange contracts designated as cash flow hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Forward exchange contracts	$9.9	$1.6	$8.6	$25.7
Approximately $0.3 million ($0.1 million net of tax) of the net unrealized gains on cash flow hedges as of March 31, 2010 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Sales	$(0.5)	$2.3	$(0.7)	$3.7
Cost of sales	(1.1)	(0.7)	(5.1)	0.2

Total	$(1.6)	$1.6	$(5.8)	$3.9

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Derivative Instruments and Fair Value Measurement — (Continued)
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Other (expense) income	$(2.0)	$(9.2)	$(19.8)	$17.4
Cost of sales	—	(0.1)	—	(0.1)

Total	$(2.0)	$(9.3)	$(19.8)	$17.3

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

	March 31, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$904.8	$964.9	$904.7	$992.0
11. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Service cost	$16.1	$13.7	$32.6	$27.6
Interest cost	39.7	38.2	79.8	76.6
Expected return on plan assets	(47.8)	(47.4)	(96.0)	(94.9)
Amortization:
Prior service cost	(1.1)	(1.2)	(2.1)	(2.3)
Net transition obligation	—	0.2	—	0.2
Net actuarial loss	10.5	4.1	21.0	8.3

Net periodic benefit cost	$17.4	$7.6	$35.3	$15.5

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Service cost	$1.0	$0.9	$1.9	$1.8
Interest cost	3.2	3.3	6.3	6.6
Amortization:
Prior service cost	(2.7)	(2.5)	(5.3)	(5.2)
Net actuarial loss	2.1	2.3	4.2	4.7

Net periodic benefit cost	$3.6	$4.0	$7.1	$7.9

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income	$137.0	$40.6	$213.6	$159.0
Other comprehensive loss:
Unrecognized pension and postretirement benefit plan liabilities	4.3	1.4	8.6	2.8
Currency translation adjustments	(54.3)	(40.1)	(59.8)	(161.1)
Net unrealized gains on cash flow hedges	7.1	0.1	9.0	13.5
Other	0.1	0.3	0.1	0.1

Other comprehensive loss	(42.8)	(38.3)	(42.1)	(144.7)

Comprehensive income	$94.2	$2.3	$171.5	$14.3

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
The effective tax rate for the six months ended March 31, 2010 was 17.8 percent. The effective tax rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates and a discrete tax benefit of $11.3 million primarily related to the favorable resolution of domestic and non-U.S. tax matters. This was partially offset by a discrete tax expense of $2.4 million related to the impact of a change in Mexican tax law.
Gross unrecognized tax benefits and offsetting tax benefits were (in millions):

	March 31, 2010
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net

Amounts that would reduce tax provision:
Continuing operations	$75.1	$(44.8)	$30.3
Discontinued operations	9.3	(3.3)	6.0

Total	$84.4	$(48.1)	$36.3

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Income Taxes — (Continued)

	September 30, 2009
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$85.2	$(44.3)	$40.9
Discontinued operations	31.5	(4.8)	26.7

Total	$116.7	$(49.1)	$67.6

During the first six months of 2010, the amount of unrecognized tax benefits decreased by $28.0 million ($26.9 million net of offsetting tax benefits) as a result of the resolution of domestic and international tax matters. Of that amount, $21.1 million ($20.0 million net of offsetting tax benefits) related to the discontinued Dodge mechanical and Reliance Electric motors and repair services businesses and did not impact continuing operations. During the next 12 months we believe it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to $15.0 million and the amount of offsetting tax benefits could decrease by up to $3.2 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $24.9 million and $1.7 million at March 31, 2010 and $25.8 million and $1.8 million at September 30, 2009, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our U.S. federal tax returns for 2008 and 2009, Wisconsin tax returns for 2006 through 2009, and tax returns for other major states and foreign jurisdictions for 1998 through 2009 remain subject to examinations by taxing authorities.
15. Restructuring Charges and Special Items
The following table sets forth a summary of restructuring activities during the six months ended March 31, 2010 (in millions):

				Non-Cash
	September 30,			Activity	March 31,
	2009		Accrual	and	2010
Actions	Accrual	Payments	Adjustments	Currency	Accrual

Fiscal 2007 — Manufacturing Globalization
Employee severance benefits	$9.1	$(2.0)	$—	$—	$7.1

Fiscal 2008 — Reduce Cost Structure for Anticipated Market Conditions
Employee severance benefits	5.0	(2.2)	(0.4)	(0.2)	2.2

Fiscal 2009 — Reduce Cost Structure for Global Recession
Employee severance benefits	35.7	(14.1)	(1.9)	(1.1)	18.6
Asset impairments	8.8	—	—	(8.8)	—
Lease exit costs	2.2	(1.6)	—	(0.2)	0.4

Total	$60.8	$(19.9)	$(2.3)	$(10.3)	$28.3

We recorded the $2.3 million benefit related to the accrual adjustments as a component of selling, general and administrative expenses during the three and six months ended March 31, 2010. We currently anticipate that the remaining accrual balance of $28.3 million will be paid over the next 12 months.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Sales
Architecture & Software	$516.2	$393.5	$985.2	$899.9
Control Products & Solutions	648.3	664.6	1,246.8	1,347.4

Total	$1,164.5	$1,058.1	$2,232.0	$2,247.3

Segment Operating Earnings
Architecture & Software	$122.6	$33.2	$221.6	$142.8
Control Products & Solutions	54.7	53.0	92.5	121.0

Total	177.3	86.2	314.1	263.8
Purchase accounting depreciation and amortization	(5.0)	(4.8)	(9.6)	(9.8)
General corporate — net	(23.6)	(14.7)	(43.1)	(32.8)
Interest expense	(15.1)	(15.3)	(30.5)	(30.3)
Special items	—	4.0	—	4.0
Income tax provision	(21.7)	(14.8)	(41.2)	(38.7)

Income from continuing operations	$111.9	$40.6	$189.7	$156.2

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
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the second quarter and first six months of both 2010 and 2009 were approximately 10 percent of our total sales.
17. Discontinued Operations
In the six months ended March 31, 2010, we recorded a $21.3 million tax benefit as a result of the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and repair services businesses. We also recorded a net $2.6 million after-tax benefit relating to changes in estimate for environmental and legal matters of our divested businesses.
In the six months ended March 31, 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2010 and 2009, and cash flows for the six-month periods ended March 31, 2010 and 2009. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 5, 2010

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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications, and expansions of existing facilities or production lines, and the creation of new facilities or production lines;
•	our customers’ needs for cost reduction, flexible manufacturing, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;
•	levels of global industrial production and capacity utilization;
•	regional factors that include local political, social, regulatory and economic circumstances; and
•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
Long-term Strategy
Our long-term strategic framework incorporates our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions, and our growth and performance strategy, which seeks to:
•	diversify our revenue streams;
•
deploy human and financial resources to strengthen our technology leadership and allow us to continue to transform our business model into one that is based less on tangible assets and more on intellectual capital;

•	capture a larger share of our customers’ spending and increase penetration at OEMs;
•	expand our served market by increasing our capabilities in new applications, including process control, safety and information software;
•	enhance our market access by increasing our solutions and service capabilities, advancing our global presence and delivering our products and solutions to a wider range of industries;
•	build our channel capability and partner network;
•
look for potential acquisitions that serve as catalysts to organic growth by adding complementary technology, expanding our served market, increasing our domain expertise or continuing our geographic diversification; and

•	continuously improve quality and customer experience, drive 3-4 percent annual cost productivity, and optimize end-to-end business processes.
By implementing the strategy above, we seek to achieve our long-term financial goals that include revenue growth of 6-8 percent, double-digit EPS growth and 60 percent of our revenue outside the U.S.

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
In the second quarter of 2010, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
•
The Industrial Production Index (Total Index), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2002. Historically there has been a meaningful correlation between the Industrial Production Index and our sales to U.S. customers.

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

The table below depicts the trends in these indicators since the quarter ended September 2008. It appears that an industrial recovery has taken hold, as evidenced by continued improvement in these indicators, but the shape of the recovery remains uncertain.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2010
Quarter ended:
March 2010	101.4	59.6	$144.8	73.0
December 2009	99.6	54.9	144.6	71.4
Fiscal 2009
Quarter ended:
September 2009	97.9	52.4	146.5	70.0
June 2009	96.4	45.3	151.4	68.7
March 2009	99.1	36.4	157.8	70.4
December 2008	104.4	32.5	187.9	74.2
Fiscal 2008
Quarter ended:
September 2008	108.1	43.2	194.8	76.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the second quarter of 2010, sales to non-U.S. customers accounted for 49 percent of our total sales. Outside the U.S., demand for our products and services is principally driven by the strength of the industrial economy in each region and by our customers’ ability and propensity to invest in their manufacturing assets. These customers include both multinational companies with expanding global presence and indigenous companies. Demand has historically been driven, in part, by:
•	investments in infrastructure in developing economies;

•	investments in basic materials production capacity, partly in response to higher commodity prices; and

•	expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. GDP either declined or grew slowly in all regions during fiscal 2009, contributing to reduced customer demand. Signs indicating stabilization in global economic conditions in most regions began to appear in the fourth fiscal quarter of 2009 and continued into the first half of fiscal 2010. GDP growth in Asia-Pacific, particularly the emerging countries including China and India, continued to exceed the global average, while growth in the European region continues to be minimal. Growth in Latin America is similar to the global average. Continued improvement in the global economy seems to indicate that we are at the early stage of a recovery. However, in developed countries, high unemployment and low levels of capacity utilization are creating uncertainty as to the shape of the recovery in manufacturing.
Revenue by Geographic Region
The table below presents our sales for the quarter ended March 31, 2010 by geographic region and the change in sales from the quarter ended March 31, 2009 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2010(1)	Mar. 31, 2009	Mar. 31, 2009(2)
United States	$593.7	10%	10%
Canada	81.9	32%	4%
Europe, Middle East and Africa	241.2	(1%)	(7%)
Asia-Pacific	164.1	23%	12%
Latin America	83.6	5%	(4%)

Total Sales	$1,164.5	10%	5%

The table below presents our sales for the six months ended March 31, 2010 by geographic region and the change in sales from the six months ended March 31, 2009 (in millions, except percentages):

			Change in
			Organic Sales
	Six	Change vs. Six	vs. Six
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2010(1)	Mar. 31, 2009	Mar. 31, 2009(2)
United States	$1,119.6	(5%)	(6%)
Canada	151.0	18%	(8%)
Europe, Middle East and Africa	474.3	(4%)	(12%)
Asia-Pacific	326.2	18%	7%
Latin America	160.9	(6%)	(12%)

Total Sales	$2,232.0	(1%)	(6%)

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
On a year-over-year basis, sales in the second quarter of 2010 increased 10 percent, including a 5 point contribution from currency translation. Excluding currency effects, this was the first quarter of year-over-year increase since the fourth quarter of 2008. Sequentially, sales increased 9 percent. Improved sales results reflect improved base market demand, primarily related to maintenance repair & operations (MRO) and smaller capital projects, as well as some continued restocking in our distribution channels.
Sales in our Architecture & Software segment increased 10 percent during the second quarter of 2010 compared to the first quarter of 2010, which is the fourth consecutive quarterly increase of sales for the segment. In our Control Products & Solutions segment, sequential revenue increased 8 percent during the second quarter of 2010 compared to the first quarter of 2010. The United States and Canada were our best performing regions sequentially, as sales increased 13 and 18 percent, respectively, compared to the first quarter of 2010, due particularly to strength in the Architecture & Software segment.
As a consequence of the rapid and large declines in sales in fiscal 2009 due to the severe global recession, we took aggressive actions to adjust our cost structure, including restructuring actions that were implemented throughout 2009, temporary employee pay and benefit reductions and general reductions in discretionary spending. We expect to realize approximately $40 million of additional savings during the remainder of 2010 compared to the same period in 2009 as a result of restructuring actions previously taken. During the six months ended March 31, 2010 these actions favorably contributed approximately $80 million of benefit to our current year results.
Our favorable results and improved outlook for the full year caused us to reverse our temporary employee pay and benefit actions effective January 1, 2010. We also decided to implement wage and salary increases for employees, globally. Although it will take a few months to implement the increase, we intend to make a payment at implementation to catch-up back to January 1, 2010. As a result, we expect to have approximately $100 million of higher employee costs, including performance-based compensation, in the remainder of 2010 compared to the same period in 2009. We also expect approximately $20 million of higher pension and postretirement expense in the remainder of 2010 as compared to the same period of 2009. In addition, we expect approximately $50 million of incremental spending in the second half of fiscal 2010, compared to the first half of fiscal 2010, related to customer-facing resources, particularly in emerging markets, and innovation in our products, services and solutions offerings.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations — (Continued)
The following tables reflect the sales and operating results for the three and six months ended March 31, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Sales
Architecture & Software	$516.2	$393.5	$985.2	$899.9
Control Products & Solutions	648.3	664.6	1,246.8	1,347.4

Total	$1,164.5	$1,058.1	$2,232.0	$2,247.3

Segment Operating Earnings (a)
Architecture & Software	$122.6	$33.2	$221.6	$142.8
Control Products & Solutions	54.7	53.0	92.5	121.0

Purchase accounting depreciation and amortization	(5.0)	(4.8)	(9.6)	(9.8)
General corporate — net	(23.6)	(14.7)	(43.1)	(32.8)
Interest expense	(15.1)	(15.3)	(30.5)	(30.3)
Special items	—	4.0	—	4.0

Income from continuing operations before income taxes	133.6	55.4	230.9	194.9
Income tax provision	(21.7)	(14.8)	(41.2)	(38.7)

Income from continuing operations	111.9	40.6	189.7	156.2

Discontinued operations (b)	25.1	—	23.9	2.8

Net income	$137.0	$40.6	$213.6	$159.0

Diluted earnings per share:
Continuing operations	$0.77	$0.29	$1.31	$1.10
Discontinued operations	0.18	—	0.17	0.02

Net income	$0.95	$0.29	$1.48	$1.12

Diluted weighted average outstanding shares	144.4	142.0	144.1	142.0

(a)	See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(b)	See Note 17 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.
2010 Second Quarter Compared to 2009 Second Quarter

(in millions, except per share amounts)	2010	2009	Change

Sales	$1,164.5	$1,058.1	$106.4
Income from continuing operations before income taxes	133.6	55.4	78.2
Diluted earnings per share from continuing operations	0.77	0.29	0.48
Sales
Our sales increased $106.4 million, or 10 percent, from $1,058.1 million in the second quarter of 2009 to $1,164.5 million in the second quarter of 2010. Currency translation contributed 5 percentage points to the growth rate. Organic sales increased 5 percent, substantially all of which was related to increases in volume due to recent macroeconomic trends in most regions, as the impact of pricing on revenues was insignificant. Restocking by our distributors was responsible for approximately 3 percentage points of the increase, in order to restore inventory to levels reflective of current demand.
We saw a return to year-over-year organic growth in the quarter, with continued momentum in our product revenues, meaningful growth in North America and strong growth in emerging Asia, particularly India and China.
Organic sales to customers in the United States and Canada increased 10 percent and 4 percent, respectively, as compared to the second quarter of 2009. Organic sales declined 7 percent in Europe, Middle East and Africa (EMEA). Asia-Pacific continued to have the fastest growth rate of any region year-over-year, with organic sales growth of 12 percent compared to the second quarter of 2009, led by strength in the emerging markets of Asia-Pacific. Organic sales declined in Latin America by 4 percent, primarily due to sales declines in the solutions and services portion of our Control Products & Solutions segment.
In the second quarter of 2010, we experienced year-over-year sales increases in some of our end markets. The largest year-over-year increases were to customers in automotive and tire industries, while the largest decreases were to customers in the resource-based industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 141 percent from $55.4 million in the second quarter of 2009 to $133.6 million in the second quarter of 2010. Our strong performance in the quarter reflects a continuing economic recovery. Operating margin increased by 7.1 points to 15.2 percent in the second quarter of 2010 and gross profit margin increased by 6.2 points to 40.6 percent. Increased volume, favorable mix and the impact of our previous restructuring actions all contributed to the significant year-over-year margin improvement in the quarter, partially offset by cost increases related to performance-based compensation, pension and postretirement expense and wage and salary compensation.
Our Architecture & Software segment contributed 44 percent of our total sales during the second quarter of 2010, compared to 37 percent during the second quarter of 2009. During the second quarter of 2010, the Architecture & Software segment’s operating margin was 23.8 percent. The increase in percentage of sales by our higher-margin Architecture & Software segment accounted for the positive mix effect.
In the second quarter of 2010, we saved approximately $40 million as compared to the second quarter of 2009 related to benefits realized from restructuring actions taken in fiscal 2009, which was in line with our projections. We also recorded restructuring charges of $20 million in the second quarter of 2009. There were no restructuring charges in the second quarter of 2010.
These benefits were partially offset by increases of approximately $35 million for performance-based compensation as we reversed accruals in the second quarter of fiscal 2009 and incurred above-average expense during the second quarter of fiscal 2010, $8 million for wage and salary compensation expense, and a $10 million increase in pension and postretirement expense in the second quarter of 2010 compared to the second quarter of 2009.

ROCKWELL AUTOMATION, INC.
2010 Second Quarter Compared to 2009 Second Quarter — (Continued)
Income Taxes
The effective tax rate for the second quarter of 2010 was 16.2 percent compared to 26.7 percent in the second quarter of 2009. The 2010 second quarter effective tax rate was lower than the 2009 second quarter rate primarily because we recognized discrete tax benefits of $6.6 million in the second quarter of 2010 related to the favorable resolution of domestic and non-U.S. tax matters, compared to a discrete tax expense of $4.0 million in the second quarter of 2009 related to the impact of a change in Wisconsin tax law and the resolution of various worldwide tax matters.
Architecture & Software

(in millions, except percentages)	2010	2009	Change

Sales	$516.2	$393.5	$122.7
Segment operating earnings	122.6	33.2	89.4
Segment operating margin	23.8%	8.4%	15.4	pts
Sales
Architecture & Software sales increased 31 percent to $516.2 million in the second quarter of 2010 compared to $393.5 million in the second quarter of 2009. Organic sales increased 25 percent and the effects of currency translation contributed 6 percentage points to the overall increase. Substantially all of the organic sales increase resulted from increased volume due to recent macroeconomic trends in most regions and industries, as product pricing remained relatively stable. Canada, Asia-Pacific, and Latin America year-over-year sales increases were greater than the segment average rate of increase. Year-over-year sales increases to customers in the United States were near the segment average rate of increase. Also, year-over-year sales increases to customers in EMEA were less than the segment average rate of increase. Logix sales increased 43 percent in the second quarter of 2010 compared to the second quarter of 2009.
Operating Margin
Architecture & Software segment operating earnings were $122.6 million in the second quarter of 2010, up 269 percent from $33.2 million in the same quarter of 2009. Operating margin increased 15.4 points to 23.8 percent in the second quarter of 2010 as compared to the second quarter of 2009. The increase was predominantly due to volume increases, as well as the impact of cost reductions, partially offset by cost increases related to performance-based compensation, pension and postretirement expense and wage and salary compensation. Approximately half of the restructuring expense from the second quarter of 2009, restructuring cost savings, additional performance-based compensation, wage and salary compensation and additional pension and postretirement expenses described above applied to the Architecture & Software segment.

ROCKWELL AUTOMATION, INC.
2010 Second Quarter Compared to 2009 Second Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2010	2009	Change

Sales	$648.3	$664.6	$(16.3)
Segment operating earnings	54.7	53.0	1.7
Segment operating margin	8.4%	8.0%	0.4	pts
Sales
Control Products & Solutions sales were $648.3 million in the second quarter of 2010, down 2 percent from $664.6 million in the second quarter of 2009. Organic sales declined 7 percent, as currency translation and the impact of acquisitions offset the rate of decline by 4 percentage points and 1 percentage point, respectively. The segment organic sales decline was attributable to declines in sales of the solutions and services businesses, reflecting the decline in order rates that we experienced in the second half of 2009. These businesses had quarterly mid-teen declines year-over-year, which more than offset growth in the segment’s product businesses which grew at rates similar to our Architecture & Software segment. EMEA and Latin America reported year-over-year overall segment sales declines. EMEA declines are consistent with regional macroeconomic trends, while Latin America declines are primarily the result of the delayed impact of the worldwide recession to that region, as volumes through the second quarter of fiscal 2009 were steady. The Asia-Pacific region and Canada both reported double-digit year-over-year overall segment growth. Canada benefited $4.9 million from a recent acquisition and the Asia-Pacific region benefited from strong growth in emerging economies. There was no significant impact of price on a year-over-year basis.
Operating Margin
Control Products & Solutions segment operating earnings were $54.7 million in the second quarter of 2010, up 3 percent from $53.0 million in the same quarter of 2009. Operating margin increased by 0.4 points to 8.4 percent in the second quarter of 2010 as compared to 8.0 percent the second quarter of 2009. The increase was primarily due to cost reductions and positive mix attributable to the shift toward product sales from solutions and services sales, partially offset by cost increases related to performance-based compensation, pension and postretirement expense and wage and salary compensation. This segment’s product businesses have historically had higher margins than this segment’s solutions and services businesses. Approximately half of the restructuring expense from the second quarter of 2009, restructuring cost savings, additional performance-based compensation, wage and salary compensation and additional pension and postretirement expenses described above applied to the Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

(in millions, except per share amounts)	2010	2009	Change

Sales	$2,232.0	$2,247.3	$(15.3)
Income from continuing operations before taxes	230.9	194.9	36.0
Diluted earnings per share from continuing operations	1.31	1.10	0.21
Sales
Our sales decreased $15.3 million, or 1 percent, from $2,247.3 million in the first six months of 2009 to $2,232.0 million in the second quarter of 2010. An organic sales decline of 6 percent was offset by benefits from currency translation of 5 percentage points. The organic sales decline was due to volumes in the solutions and services businesses of our Control Products & Solutions segment that had double-digit year-over-year declines during the period. This reflected the decline in order rates that we experienced in the second half of fiscal 2009. These declines more than offset positive performance in our product businesses, particularly in our Architecture & Software segment, resulting from the recovery in worldwide macroeconomic conditions during the six months ended March 31, 2010. The impact on revenue due to pricing during the period was insignificant.
Organic sales to customers in the Asia-Pacific region increased 7 percent, led by strength in the emerging markets of Asia-Pacific, including India and China. Organic sales declined 6 percent and 8 percent in the United States and Canada, respectively. Organic sales declined in Latin America by 12 percent, primarily due to sales declines in the solutions and services portion of our Control Products & Solutions segment.
In the six months ended March 31, 2010, we experienced year-over-year sales increases in some of our end markets as compared to the six months ended March 31, 2010. The largest year-over-year increases were to customers in automotive and tire industries, while the largest decreases were to customers in the resource-based industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 18 percent from $194.9 million in the first six months of 2009 to $230.9 million in the first six months of 2010. This increase was largely caused by the impact of cost reductions, including the restructuring actions taken in fiscal 2009, as well as favorable mix, partially offset by cost increases related to performance-based compensation, pension and postretirement expense and wage and salary compensation. Gross profit similarly benefited from these factors, as gross profit as a percentage of sales increased approximately 3 percentage points. Our strong sales performance in the second quarter was more than offset by sharp year-over-year declines in the first quarter, as year-over-year organic sales declined during the first six months of 2010.
In the first six months of 2010, we saved approximately $80 million compared to the first six months of 2009 related to benefits realized from restructuring actions taken in fiscal 2009, which was in line with our projections. We also realized a benefit of approximately $15 million in the period related to our temporary employee pay and benefit reductions implemented in the third quarter of 2009. We recorded restructuring charges of $20 million during the six months ended March 31, 2009, which also contributed to the year-over-year income improvement as there were no restructuring charges recorded in the six months ended March 31, 2010. These benefits were partially offset by approximately $45 million of additional expense for performance-based compensation, $8 million of additional expense for wage and salary compensation and $20 million of additional expense for pension and postretirement costs in the first six months of 2010 compared to the first six months of 2009.
Income from continuing operations before income taxes also benefited from favorable mix during the period. Our Architecture & Software segment contributed 44 percent of our total sales during the first six months of 2010, compared to 40 percent during the first six months of 2009. During the six months ended March 31, 2010, the Architecture & Software segment’s operating margin was 22.5 percent. The increase in percentage of sales by our higher-margin Architecture & Software segment accounted for the positive mix effect.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009 — (Continued)
Income Taxes
The effective tax rate for the first six months of 2010 was 17.8 percent compared to 19.9 percent in the first six months of 2009. The 2010 rate was lower than 2009 as we benefited from a lower proportionate share of income in higher tax rate jurisdictions as compared to the first six months of 2009. We also recognized a tax benefit of $11.3 million primarily related to the favorable resolution of domestic and non-U.S. tax matters, partially offset by a discrete tax expense of $2.4 million related to the impact of a change in Mexican tax law in the first six months of 2010. In the first six months of 2009 we had discrete tax benefits of $11.1 million related to the resolution of a contractual tax obligation and the retroactive extension of the U.S. federal research tax credit, partially offset by a discrete tax expense of $4.0 million related to the impact of a change in Wisconsin tax law and the resolution of various worldwide tax matters.
Architecture & Software

(in millions, except percentages)	2010	2009	Change

Sales	$985.2	$899.9	$85.3
Segment operating earnings	221.6	142.8	78.8
Segment operating margin	22.5%	15.9%	6.6	pts
Sales
Architecture & Software sales increased 9 percent to $985.2 million in the first six months of 2010 compared to $899.9 million in the first six months of 2009. Organic sales increased 4 percent, and the effects of currency translation contributed 5 percentage points to the total increase. Substantially all of the organic sales increase was the result of an increase in volume due to recent macroeconomic trends in most regions and industries, as product pricing remained relatively stable. Canada, Asia-Pacific, and Latin America year-over-year sales increases were greater than the segment average rate of increase, while year-over-year sales increases to customers in the United States and EMEA were slightly below the segment average rate of increase. Logix sales increased 18 percent in the first six months of 2010 compared to the first six months of 2009, and sales in the automotive sector were very strong year-over-year.
Operating Margin
Architecture & Software segment operating earnings were $221.6 million in the first six months of 2010, up 55 percent from $142.8 million in the first six months of 2009. Operating margin increased 6.6 points to 22.5 percent in the first six months of 2010 as compared to the first six months of 2009. The increase was predominantly due to volume increases as a result of higher worldwide levels of industrial production and capital spending by our customers, as well as the impact of cost reductions, partially offset by cost increases related to performance-based compensation, pension and postretirement expense and wage and salary compensation. Approximately half of the restructuring expense from the second quarter of 2009, restructuring cost savings, additional performance-based compensation, wage and salary compensation and additional pension and postretirement expenses described above applied to the Architecture & Software segment.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009 — (Continued)
Control Products & Solutions

(in millions, except percentages)	2010	2009	Change

Sales	$1,246.8	$1,347.4	$(100.6)
Segment operating earnings	92.5	121.0	(28.5)
Segment operating margin	7.4%	9.0%	(1.6	) pts
Sales
Control Products & Solutions sales were $1,246.8 million in the first six months of 2010, down 7 percent from $1,347.4 million in the same period of 2009. Organic sales declined 12 percent, as currency translation and acquisitions offset the rate of decline by 4 percentage points and 1 percentage point, respectively. The segment organic sales decline was attributable to declines in sales of the solutions and services businesses reflecting the decline in order rates that we experienced in the second half of 2009. These businesses had double-digit declines year-over-year, which more than offset growth in the segment’s product businesses, which grew at rates similar to our Architecture & Software segment. Latin America and the United States reported the largest year-over-year overall segment sales declines. Latin America was adversely impacted by the timing of the global recession compared to other regions, as 2009 sales declines were most significant after the second quarter of fiscal 2009. Year-over-year sales in EMEA declined consistent with the segment average. The Asia-Pacific region and Canada both reported double-digit year-over-year overall segment growth, benefiting $2.7 million and $12.2 million, respectively, from recent acquisitions. The Asia-Pacific region also benefited from strong growth in emerging economies. The impact of pricing on the segment’s sales decline was insignificant.
Operating Margin
Control Products & Solutions segment operating earnings were $92.5 million in the first six months of 2010, down 24 percent from $121.0 million in the same period of 2009. Operating margin decreased by 1.6 points to 7.4 percent in the first six months of 2010 as compared to 9.0 percent in the first six months of 2009. The decline was primarily the result of volume reductions, offset by increases due to cost reductions and positive mix attributable to the shift toward product sales from solutions and services sales. This segment’s product businesses have historically had higher margins than this segment’s solutions and services businesses. Approximately half of the restructuring expense from the second quarter of 2009, restructuring cost savings, additional performance-based compensation, wage and salary compensation and additional pension and postretirement expenses described above applied to the Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended
	March 31,
	2010	2009
Cash provided by (used for):
Operating activities	$297.9	$218.7
Investing activities	(26.0)	(76.4)
Financing activities	(82.0)	(157.9)
Effect of exchange rate changes on cash	(16.3)	(46.8)

Cash provided by (used for) continuing operations	$173.6	$(62.4)

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$297.9	$218.7
Capital expenditures of continuing operations	(30.5)	(45.7)
Excess income tax benefit from share-based compensation	7.4	0.9

Free cash flow	$274.8	$173.9

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
Free cash flow was a source of $274.8 million for the six months ended March 31, 2010 compared to a source of $173.9 million for the six months ended March 31, 2009. This increase in free cash flow is primarily due to reduced incentive compensation payments and capital expenditures, improvements in current year earnings, and the timing of income tax payments, partially offset by a refund related to a contractual tax matter received in the second quarter of 2009.
We repurchased approximately 0.5 million shares of our common stock in the first six months of 2010, of which 52,500 shares did not settle until April 2010. The total cost of these shares was $25.5 million, of which $2.9 million was recorded in accounts payable at March 31, 2010. This is compared to purchases of approximately 1.7 million shares at a cost of $50.0 million in the first six months of 2009. We also paid $3.5 million in the first six months of 2009 for unsettled share purchases outstanding at September 30, 2008. Our decision to repurchase additional stock in the remainder of 2010 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2010, we had approximately $595.7 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include dividends to shareowners, working capital requirements, capital expenditures, additional contributions to our pension plans, payments related to restructuring actions expensed in prior years, acquisitions of businesses, repurchases of common stock and repayments of debt. We expect capital expenditures in 2010 to be about $100 million. We expect future cash payments related to previous restructuring actions to be approximately $28.3 million, which we expect to spend in the next twelve months. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At March 31, 2010 and September 30, 2009 we had no commercial paper borrowings outstanding. Our debt-to-total-capital ratio was 38.9 percent at March 31, 2010 and 40.7 percent at September 30, 2009.
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million, each with an individual borrowing limit of $267.5 million. One facility has a three-year term and the other facility had a 364-day term. On March 15, 2010, we replaced our former 364-day $267.5 million unsecured revolving credit facility with a new 364-day $300 million unsecured revolving credit facility, increasing our current borrowing capacity under the two facilities to $567.5 million. The new credit facility includes a term-out option that allows us to borrow, on March 14, 2011, up to $300.0 million as a term loan for one year. We have not drawn down under any of these credit facilities at March 31, 2010 or September 30, 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at March 31, 2010 and September 30, 2009. Separate short-term unsecured credit facilities of approximately $133.7 million at March 31, 2010 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of March 31, 2010:

	Short Term	Long Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Negative
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Negative
On April 7, 2010, Fitch Ratings revised our credit rating outlook to Stable.
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
Our ability to access the commercial paper market, and the related costs of these borrowings, are affected by market conditions and our credit rating. We have not experienced any difficulty in accessing the commercial paper market to date. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In that event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at March 31, 2010, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at March 31, 2010, there has been no material change to this information.
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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						March 31,
	Three Months Ended March 31, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$593.7	$(2.5)	$591.2	$(0.5)	$590.7	$538.3
Canada	81.9	(12.4)	69.5	(4.9)	64.6	62.2
Europe, Middle East and Africa	241.2	(15.0)	226.2	—	226.2	244.4
Asia-Pacific	164.1	(14.6)	149.5	—	149.5	133.3
Latin America	83.6	(6.7)	76.9	—	76.9	79.9

Total Company Sales	$1,164.5	$(51.2)	$1,113.3	$(5.4)	$1,107.9	$1,058.1

						Six
						Months
						Ended
						March 31,
	Six Months Ended March 31, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$1,119.6	$(4.3)	$1,115.3	$(1.5)	$1,113.8	$1,179.5
Canada	151.0	(20.7)	130.3	(12.2)	118.1	128.3
Europe, Middle East and Africa	474.3	(40.0)	434.3	—	434.3	493.2
Asia-Pacific	326.2	(27.9)	298.3	(2.7)	295.6	275.6
Latin America	160.9	(10.2)	150.7	—	150.7	170.7

Total Company Sales	$2,232.0	$(103.1)	$2,128.9	$(16.4)	$2,112.5	$2,247.3

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						March 31,
	Three Months Ended March 31, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$516.2	$(24.3)	$491.9	$—	$491.9	$393.5
Control Products & Solutions	648.3	(26.9)	621.4	(5.4)	616.0	664.6

Total Company Sales	$1,164.5	$(51.2)	$1,113.3	$(5.4)	$1,107.9	$1,058.1

						Six
						Months
						Ended
						March 31,
	Six Months Ended March 31, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$985.2	$(51.1)	$934.1	$—	$934.1	$899.9
Control Products & Solutions	1,246.8	(52.0)	1,194.8	(16.4)	1,178.4	1,347.4

Total Company Sales	$2,232.0	$(103.1)	$2,128.9	$(16.4)	$2,112.5	$2,247.3

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at March 31, 2010, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at March 31, 2010, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at March 31, 2010, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at March 31, 2010 there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2010:

			Total Number	Maximum Approx.
			of Shares	Dollar Value
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)

January 1 – 31, 2010	—	$—	—	$621,188,198
February 1 – 28, 2010	140,000	53.56	140,000	613,689,766
March 1 – 31, 2010	322,690	55.69	322,690	595,718,647

Total	462,690	55.05	462,690

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.
Item 5. Other Information
(a) The annual meeting of shareowners of the Company was held on February 2, 2010.
(b) At the annual meeting, the shareowners:
(i)	voted to elect three directors of the Company. Each nominee for director was elected to a term expiring in 2013 by a vote of the shareowners as follows:

	Affirmative	Votes	Broker
	Votes	Withheld	Non-votes

Barry C. Johnson	96,427,383	1,755,689	16,712,251
William T. McCormick, Jr.	92,944,938	5,238,133	16,712,251
Keith D. Nosbusch	92,996,574	5,186,498	16,712,251
(ii)
voted on a proposal to approve the selection by the Audit Committee of the Company’s Board of Directors of the firm of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2010. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	112,914,622
Negative votes	1,653,726
Abstentions	326,973
(iii)	voted on a proposal to approve the amendments to the Company’s 2008 Long-Term Incentives Plan. The proposal was approved by a vote of the shareowners as follows:

Affirmative votes	68,900,880
Negative votes	28,504,362
Abstentions	777,827
Broker non-votes	16,712,252

ROCKWELL AUTOMATION, INC.
Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—
Rockwell Automation, Inc. 2008 Long-Term Incentives Plan, as amended and restated through February 2, 2010, filed as Exhibit 4-c to Registration Statement on Form S-8 (No. 333-165727), is hereby incorporated by reference.

Exhibit 10.2*	—
Copy of resolutions of the Board of Directors of the Company, adopted February 3, 2010, amending all outstanding awards of restricted stock granted to each of Betty C. Alewine, Verne G. Istock, Barry C. Johnson, William T. McCormick, Jr., Bruce M. Rockwell, David B. Speer, and Joseph F. Toot, Jr.

Exhibit 10.3	—
364-Day Credit Agreement dated as of March 15, 2010 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., The Bank of New York Mellon and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 18, 2010, is hereby incorporated by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2010.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	—	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: May 5, 2010	By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2010	By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Exhibit

10.2	*
Copy of resolutions of the Board of Directors of the Company, adopted February 3, 2010, amending all outstanding awards of restricted stock granted to each of Betty C. Alewine, Verne G. Istock, Barry C. Johnson, William T. McCormick, Jr., Bruce M. Rockwell, David B. Speer, and Joseph F. Toot, Jr.

12		Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2010.

15		Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive Data Files.

*	Management contract or compensatory plan or arrangement.