Form 10-Q
period 2010-06-30
ROCKWELL AUTOMATION INC
filed 2010-08-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
141,857,068 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2010.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet— June 30, 2010 and September 30, 2009	2

Condensed Consolidated Statement of Operations— Three and Nine Months Ended June 30, 2010 and 2009	3

Condensed Consolidated Statement of Cash Flows— Nine Months Ended June 30, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	37

Signatures	38

Exhibit 10.2
Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$826.0	$643.8
Receivables	826.4	726.3
Inventories	576.5	436.4
Deferred income taxes	164.0	174.4
Other current assets	125.7	153.9

Total current assets	2,518.6	2,134.8

Property, net	513.0	532.5
Goodwill	879.4	913.2
Other intangible assets, net	216.9	230.9
Deferred income taxes	303.5	307.6
Prepaid pension	30.9	30.7
Other assets	152.2	156.0

TOTAL	$4,614.5	$4,305.7

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Accounts payable	$398.4	$313.3
Compensation and benefits	265.9	148.9
Advance payments from customers and deferred revenue	191.6	159.1
Customer returns, rebates and incentives	120.3	107.3
Other current liabilities	250.5	218.6

Total current liabilities	1,226.7	947.2

Long-term debt	904.8	904.7
Retirement benefits	850.6	848.9
Other liabilities	256.4	288.5

Commitments and contingent liabilities (Note 13)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,332.0	1,304.8
Retained earnings	2,791.2	2,667.2
Accumulated other comprehensive loss	(800.4)	(727.5)
Common stock in treasury, at cost (shares held: June 30, 2010, 39.5; September 30, 2009, 39.3)	(2,128.2)	(2,109.5)

Total shareowners’ equity	1,376.0	1,316.4

TOTAL	$4,614.5	$4,305.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales
Products and solutions	$1,128.6	$906.0	$3,127.0	$2,925.4
Services	139.5	104.8	373.1	332.7

	1,268.1	1,010.8	3,500.1	3,258.1
Cost of sales
Products and solutions	(663.8)	(570.7)	(1,836.2)	(1,819.6)
Services	(97.0)	(69.9)	(256.7)	(234.3)

	(760.8)	(640.6)	(2,092.9)	(2,053.9)

Gross profit	507.3	370.2	1,407.2	1,204.2

Selling, general and administrative expenses	(333.3)	(305.0)	(969.0)	(911.2)
Other (expense) income	(3.7)	0.4	(6.5)	(2.2)
Interest expense	(14.8)	(15.4)	(45.3)	(45.7)

Income from continuing operations before income taxes	155.5	50.2	386.4	245.1
Income tax provision	(36.1)	(17.4)	(77.3)	(56.1)

Income from continuing operations	119.4	32.8	309.1	189.0

Income from discontinued operations, net of tax	—	—	23.9	2.8

Net income	$119.4	$32.8	$333.0	$191.8

Basic earnings per share:

Continuing operations	$0.84	$0.23	$2.17	$1.33
Discontinued operations	—	—	0.17	0.02

Net income	$0.84	$0.23	$2.34	$1.35

Diluted earnings per share:

Continuing operations	$0.83	$0.23	$2.14	$1.33
Discontinued operations	—	—	0.17	0.02

Net income	$0.83	$0.23	$2.31	$1.35

Cash dividends per share	$0.64	$0.58	$1.22	$1.16

Weighted average outstanding shares:

Basic	142.0	141.7	142.1	141.6

Diluted	144.3	142.3	144.1	142.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2010	2009

Continuing Operations:
Operating Activities:

Net income	$333.0	$191.8
Income from discontinued operations	(23.9)	(2.8)

Income from continuing operations	309.1	189.0

Adjustments to arrive at cash provided by operating activities:
Depreciation	71.0	74.4
Amortization of intangible assets	23.2	24.4
Share-based compensation expense	27.1	20.0
Retirement benefits expense	66.6	36.4
Pension trust contributions	(21.9)	(22.7)
Net loss on disposition of property	1.7	1.5
Income tax benefit from the exercise of stock options	0.5	—
Excess income tax benefit from share-based compensation	(12.3)	(1.3)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(134.7)	196.5
Inventories	(151.6)	99.7
Accounts payable	88.5	(123.8)
Compensation and benefits	115.0	(56.8)
Income taxes	22.2	(5.8)
Other assets and liabilities	29.0	(22.9)

Cash Provided by Operating Activities	433.4	408.6

Investing Activities:

Capital expenditures	(54.2)	(67.5)
Acquisition of businesses, net of cash acquired	—	(30.1)
Proceeds from sale of property and short-term investments	4.5	3.0
Purchase of short-term investments	—	(8.4)
Other investing activities	—	(4.1)

Cash Used for Investing Activities	(49.7)	(107.1)

Financing Activities:

Net repayments of short-term debt	—	(100.0)
Cash dividends	(124.0)	(123.3)
Purchases of treasury stock	(90.4)	(53.5)
Proceeds from the exercise of stock options	28.7	7.4
Excess income tax benefit from share-based compensation	12.3	1.3
Other financing activities	(0.3)	(3.0)

Cash Used for Financing Activities	(173.7)	(271.1)

Effect of exchange rate changes on cash	(27.6)	(31.6)

Cash Provided by (Used for) Continuing Operations	182.4	(1.2)

Discontinued Operations:
Cash Used for Discontinued Operating Activities	(0.2)	(0.5)

Cash Used for Discontinued Operations	(0.2)	(0.5)

Increase (Decrease) in Cash and Cash Equivalents	182.2	(1.7)
Cash and Cash Equivalents at Beginning of Period	643.8	582.2

Cash and Cash Equivalents at End of Period	$826.0	$580.5

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented, and except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The results of operations for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $18.6 million at June 30, 2010 and $21.8 million at September 30, 2009. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.5 million at June 30, 2010 and $8.8 million at September 30, 2009.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies — (Continued)
We present basic and diluted EPS amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the applicable period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the applicable period. The difference between basic and diluted EPS is attributable to share-based compensation awards. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds exceed the average market price over the applicable period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation of diluted EPS. For the three and nine months ended June 30, 2010, share-based compensation awards of 3.7 million and 5.0 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2009, share-based compensation awards of 7.8 million and 8.3 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income from continuing operations	$119.4	$32.8	$309.1	$189.0
Less: Allocation to participating securities	(0.3)	(0.1)	(0.7)	(0.3)

Income from continuing operations available to common shareowners	$119.1	$32.7	$308.4	$188.7

Income from discontinued operations	$—	$—	$23.9	$2.8
Less: Allocation to participating securities	—	—	(0.1)	—

Income from discontinued operations available to common shareowners	$—	$—	$23.8	$2.8

Net income	$119.4	$32.8	$333.0	$191.8
Less: Allocation to participating securities	(0.3)	(0.1)	(0.8)	(0.3)

Net income available to common shareowners	$119.1	$32.7	$332.2	$191.5

Basic weighted average outstanding shares	142.0	141.7	142.1	141.6
Effect of dilutive securities
Stock options	1.9	0.6	1.7	0.5
Performance shares	0.4	—	0.3	—

Diluted weighted average outstanding shares	144.3	142.3	144.1	142.1

Basic earnings per share:
Continuing operations	$0.84	$0.23	$2.17	$1.33
Discontinued operations	—	—	0.17	0.02

Net income	$0.84	$0.23	$2.34	$1.35

Diluted earnings per share:
Continuing operations	$0.83	$0.23	$2.14	$1.33
Discontinued operations	—	—	0.17	0.02

Net income	$0.83	$0.23	$2.31	$1.35

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Share-Based Compensation
We recognized $9.2 million and $27.1 million pre-tax share-based compensation expense during the three and nine months ended June 30, 2010, respectively. We recognized $7.7 million and $20.0 million pre-tax share-based compensation expense during the three and nine months ended June 30, 2009, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and non-employee directors and the weighted average fair value per share during the periods presented was (in thousands except per share amounts):

	Nine Months Ended June 30,
	2010		2009
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	2,169	$13.59	2,802	$7.75
Performance shares	146	54.81	192	31.82
Restricted stock and restricted stock units	146	43.66	92	29.38
Unrestricted stock	11	44.20	16	34.82
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
4. Inventories
Inventories consist of (in millions):

	June 30,	September 30,
	2010	2009

Finished goods	$220.1	$166.4
Work in process	140.3	109.1
Raw materials, parts and supplies	216.1	160.9

Inventories	$576.5	$436.4

We report inventories net of the allowance for excess and obsolete inventory of $51.2 million at June 30, 2010 and $53.2 million at September 30, 2009.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Property
Property consists of (in millions):

	June 30,	September 30,
	2010	2009

Land	$4.8	$4.7
Buildings and improvements	274.9	276.7
Machinery and equipment	1,060.6	1,116.4
Internal-use software	346.3	324.8
Construction in progress	42.0	36.5

Total	1,728.6	1,759.1
Less accumulated depreciation	(1,215.6)	(1,226.6)

Property, net	$513.0	$532.5

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2010 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2009	$386.8	$526.4	$913.2
Translation and other	(7.7)	(26.1)	(33.8)

Balance as of June 30, 2010	$379.1	$500.3	$879.4

Other intangible assets consist of (in millions):

	June 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$156.7	$103.5	$53.2
Customer relationships	56.3	13.3	43.0
Technology	82.2	36.0	46.2
Trademarks	30.8	6.4	24.4
Other	22.7	16.3	6.4

Total amortized intangible assets	348.7	175.5	173.2
Intangible assets not subject to amortization	43.7	—	43.7

Total	$392.4	$175.5	$216.9

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

The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization. During the second quarter of fiscal 2010, it was determined that the ICS TriplexTM trademark no longer has an indefinite life, and on January 1, 2010, we began amortizing the asset over its estimated useful life of 10 years using the straight-line method.
Estimated amortization expense is $32.6 million in 2010, $31.1 million in 2011, $27.4 million in 2012, $20.9 million in 2013 and $16.2 million in 2014.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2010 and concluded that none of these assets is impaired. We did not identify any impairment indicators during the third quarter of 2010 that would require further impairment analysis.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30,	September 30,
	2010	2009

Unrealized losses on foreign exchange contracts	$26.0	$19.1
Product warranty obligations	36.2	32.1
Taxes other than income taxes	29.2	30.3
Accrued interest	15.0	15.6
Dividends payable	49.7	—
Restructuring and special items	15.3	60.8
Income taxes payable	25.8	—
Other	53.3	60.7

Other current liabilities	$250.5	$218.6

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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Product Warranty Obligations — (Continued)
Changes in the product warranty obligations for the nine months ended June 30, 2010 and 2009 are (in millions):

	Nine Months Ended
	June 30,
	2010	2009

Balance at beginning of period	$32.1	$33.5
Warranties recorded at time of sale	30.6	20.9
Adjustments to pre-existing warranties	(1.2)	(0.5)
Settlements of warranty claims	(25.3)	(25.4)

Balance at end of period	$36.2	$28.5

9. Long-term Debt
Long-term debt consists of (in millions):

	June 30,	September 30,
	2010	2009
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.2)	(45.3)

Long-term debt	$904.8	$904.7

On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million, each with an individual borrowing limit of $267.5 million. One facility has a three-year term and the other facility had a 364-day term. On March 15, 2010, we replaced our former 364-day $267.5 million unsecured revolving credit facility with a new 364-day $300.0 million unsecured revolving credit facility, increasing our current borrowing capacity under the two facilities to $567.5 million. The new credit facility includes a term-out option that allows us to borrow, on March 14, 2011, up to $300.0 million as a term loan for one year. We have not drawn down under any of these credit facilities at June 30, 2010 or September 30, 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at June 30, 2010 and September 30, 2009. Separate short-term unsecured credit facilities of approximately $129.5 million at June 30, 2010 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during the three and nine months ended June 30, 2010 and 2009 were not significant.

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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not changed our valuation techniques during the nine months ended June 30, 2010. The notional values of our forward exchange contracts outstanding at June 30, 2010 were $674.3 million, of which $348.8 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar, British pound sterling and euro.
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

Level 3:	Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		June 30,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Forward exchange contracts	Other current assets	$14.7	$4.1
Forward exchange contracts	Other assets	6.0	1.7
Forward exchange contracts	Other current liabilities	(6.1)	(12.2)
Forward exchange contracts	Other liabilities	(1.7)	(3.6)

Total		$12.9	$(10.0)

		Fair Value (Level 2)
		June 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Forward exchange contracts	Other current assets	$18.0	$20.9
Forward exchange contracts	Other assets	—	9.7
Forward exchange contracts	Other current liabilities	(19.9)	(6.9)
Forward exchange contracts	Other liabilities	—	(5.8)

Total		$(1.9)	$17.9

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Derivative Instruments and Fair Value Measurement — (Continued)
The pre-tax amount of gains (losses) recorded in other comprehensive (loss)  income related to forward exchange contracts designated as cash flow hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Forward exchange contracts	$9.7	$(8.7)	$18.3	$17.0
Approximately $8.7 million ($5.4 million net of tax) of net unrealized gains on cash flow hedges as of June 30, 2010 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$(0.8)	$1.7	$(1.5)	$5.4
Cost of sales	0.7	(1.4)	(4.4)	(1.2)

Total	$(0.1)	$0.3	$(5.9)	$4.2

The amount recognized in earnings as a result of ineffective cash flow hedges was not significant.
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Other (expense) income	$(2.8)	$(9.6)	$(22.6)	$7.8
Cost of sales	—	—	—	(0.1)

Total	$(2.8)	$(9.6)	$(22.6)	$7.7

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

	June 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$904.8	$1,043.5	$904.7	$992.0

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$19.3	$14.9	$51.9	$42.5
Interest cost	40.0	40.4	119.8	117.0
Expected return on plan assets	(48.1)	(49.8)	(144.1)	(144.7)
Amortization:
Prior service cost	(1.1)	(1.1)	(3.2)	(3.4)
Net transition obligation	—	0.1	—	0.3
Net actuarial loss	10.6	4.4	31.6	12.7

Net periodic benefit cost	$20.7	$8.9	$56.0	$24.4

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$0.9	$1.0	$2.8	$2.8
Interest cost	3.1	3.4	9.4	10.0
Amortization:
Prior service cost	(2.6)	(2.7)	(7.9)	(7.9)
Net actuarial loss	2.1	2.4	6.3	7.1

Net periodic benefit cost	$3.5	$4.1	$10.6	$12.0

12. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$119.4	$32.8	$333.0	$191.8
Other comprehensive (loss) income:
Unrecognized pension and postretirement benefit plan liabilities	4.3	1.4	12.9	4.2
Currency translation adjustments	(41.2)	64.4	(101.0)	(96.7)
Net unrealized gains (losses) on cash flow hedges	6.1	(5.7)	15.1	7.8
Other	—	0.1	0.1	0.2

Other comprehensive (loss) income	(30.8)	60.2	(72.9)	(84.5)

Comprehensive income	$88.6	$93.0	$260.1	$107.3

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
The effective tax rate for the nine months ended June 30, 2010 was 20.0 percent. The effective rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates and discrete tax benefits of $14.6 million related to the favorable resolution of tax matters. This was partially offset by discrete tax expenses of $6.7 million primarily related to the impact of a change in Mexican tax law and interest related to unrecognized tax benefits.
Gross unrecognized tax benefits and offsetting tax benefits were (in millions):

	June 30, 2010
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$74.2	$(52.4)	$21.8
Discontinued operations	8.8	(3.1)	5.7

Total	$83.0	$(55.5)	$27.5

	September 30, 2009
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net
Amounts that would reduce tax provision:
Continuing operations	$85.2	$(44.3)	$40.9
Discontinued operations	31.5	(4.8)	26.7

Total	$116.7	$(49.1)	$67.6

During the first nine months of 2010, the amount of unrecognized tax benefits decreased by $28.0 million ($26.9 million net of offsetting tax benefits) as a result of the resolution of domestic and international tax matters. Of that amount, $21.1 million ($20.0 million net of offsetting tax benefits) related to the discontinued Dodge mechanical and Reliance Electric motors and repair services businesses and did not impact continuing operations. During the next 12 months we believe it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to $23.6 million and the amount of offsetting tax benefits could decrease by up to $11.3 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $25.2 million and $1.8 million at June 30, 2010 and $25.8 million and $1.8 million at September 30, 2009, respectively.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15. Restructuring Charges and Special Items
The following table sets forth a summary of restructuring activities during the nine months ended June 30, 2010 (in millions):

				Non-Cash
	September 30,			Activity	June 30,
	2009		Accrual	and	2010
Actions	Accrual	Payments	Adjustments	Currency	Accrual

Fiscal 2007 - Manufacturing Globalization
Employee severance benefits	$9.1	$(2.8)	$(3.0)	$(0.2)	$3.1

Fiscal 2008 - Reduce Cost Structure for Anticipated Market Conditions
Employee severance benefits	5.0	(3.2)	(0.4)	(0.1)	1.3

Fiscal 2009 - Reduce Cost Structure for Global Recession
Employee severance benefits	35.7	(20.1)	(2.9)	(2.0)	10.7
Asset impairments	8.8	—	—	(8.8)	—
Lease exit costs	2.2	(1.8)	—	(0.2)	0.2

Total	$60.8	$(27.9)	$(6.3)	$(11.3)	$15.3

We recorded the $6.3 million accrual adjustments as a $3.3 million benefit to selling, general and administrative expenses and a $3.0 million benefit to cost of sales during the nine months ended June 30, 2010. During the three months ended June 30, 2010, we recorded $1.0 million and $3.0 million of benefits in selling, general and administrative expenses and cost of sales, respectively. We currently anticipate that the remaining accrual balance of $15.3 million will be paid over the next 12 months.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales
Architecture & Software	$553.9	$399.5	$1,539.1	$1,299.4
Control Products & Solutions	714.2	611.3	1,961.0	1,958.7

Total	$1,268.1	$1,010.8	$3,500.1	$3,258.1

Segment Operating Earnings
Architecture & Software	$125.4	$43.3	$347.0	$186.1
Control Products & Solutions	72.6	43.0	165.1	164.0

Total	198.0	86.3	512.1	350.1
Purchase accounting depreciation and amortization	(4.6)	(4.4)	(14.2)	(14.2)
General corporate — net	(23.1)	(16.3)	(66.2)	(49.1)
Interest expense	(14.8)	(15.4)	(45.3)	(45.7)
Special items	—	—	—	4.0
Income tax provision	(36.1)	(17.4)	(77.3)	(56.1)

Income from continuing operations	$119.4	$32.8	$309.1	$189.0

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses and incremental acquisition related expenses resulting from purchase accounting adjustments such as intangible asset amortization, depreciation, inventory and purchased research and development charges. Depending on the product, intersegment sales that are within a single legal entity are recorded either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs incurred related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the three and nine months ended June 30, 2010 and 2009, were approximately 10 percent of our total sales.
17. Discontinued Operations
In the nine months ended June 30, 2010, we recorded a $21.3 million tax benefit as a result of the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and repair services businesses. We also recorded a net $2.6 million after-tax benefit relating to changes in estimate for environmental and legal matters of our divested businesses.
In the nine months ended June 30, 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with RIC’s operation of the Rocky Flats facility for the U.S. Department of Energy.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2010 and 2009, and cash flows for the nine-month periods ended June 30, 2010 and 2009. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2009, and the related consolidated statements of operations, cash flows, shareowners’ equity and comprehensive (loss) income for the year then ended (not presented herein); and in our report dated November 18, 2009, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the change in method of accounting for uncertain tax positions on October 1, 2007 and the change in method of accounting for the Company’s defined benefit pension and other postretirement benefit plans on September 30, 2007. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
August 5, 2010

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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines, and the creation of new facilities or production lines;
•	our customers’ needs for cost reduction, flexible manufacturing, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;
•	levels of global industrial production and capacity utilization;
•	regional factors that include local political, social, regulatory and economic circumstances;
•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules; and
•	investments in basic materials production capacity, partly in response to higher end-product pricing.
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

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
In the third quarter of 2010, sales to U.S. customers accounted for 52 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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

The table below depicts the trends in these indicators since the quarter ended September 2008. The early part of the industrial recovery has been stronger than we expected. However, high unemployment and relatively low levels of capacity utilization continue to create uncertainty as to the future shape of the recovery.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2010
Quarter ended:
June 2010	92.1	56.2	$163.0	73.8
March 2010	90.6	59.6	146.8	72.5
December 2009	89.1	54.9	146.4	71.1
Fiscal 2009
Quarter ended:
September 2009	87.6	52.4	147.1	69.9
June 2009	85.9	45.3	150.8	68.5
March 2009	88.2	36.4	157.1	70.5
December 2008	92.6	32.5	185.7	74.3
Fiscal 2008
Quarter ended:
September 2008	95.9	43.2	196.5	77.2
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the third quarter of 2010, sales to non-U.S. customers accounted for 48 percent of our total sales. These customers include both multinational companies with expanding global presence and indigenous companies. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. GDP either declined or grew slowly in all regions during fiscal 2009, contributing to reduced customer demand. Signs indicating stabilization in global economic conditions in most regions began to appear in the fourth fiscal quarter of 2009 and continued into the first nine months of fiscal 2010. GDP growth in Asia-Pacific, particularly the emerging countries including China and India, continued to exceed the global average, while growth in the European region continues to be below average. GDP growth in Latin America increased during the third quarter of 2010. Continued improvement in the global economy seems to indicate that the recovery is taking hold.
Revenue by Geographic Region
The table below presents our sales for the quarter ended June 30, 2010 by geographic region and the change in sales from the quarter ended June 30, 2009 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	June 30, 2010(1)	June 30, 2009	June 30, 2009(2)
United States	$658.7	27%	27%
Canada	88.2	46%	30%
Europe, Middle East and Africa	240.3	10%	16%
Asia-Pacific	186.1	29%	23%
Latin America	94.8	39%	40%

Total Sales	$1,268.1	25%	25%

The table below presents our sales for the nine months ended June 30, 2010 by geographic region and the change in sales from the nine months ended June 30, 2009 (in millions, except percentages):

			Change in
			Organic Sales
	Nine	Change vs. Nine	vs. Nine
	Months Ended	Months Ended	Months Ended
	June 30, 2010(1)	June 30, 2009	June 30, 2009(2)
United States	$1,778.3	5%	4%
Canada	239.2	27%	4%
Europe, Middle East and Africa	714.6	—	(3%)
Asia-Pacific	512.3	22%	13%
Latin America	255.7	7%	3%

Total Sales	$3,500.1	7%	4%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
Sales in the third quarter of 2010 increased 25 percent compared to the third quarter of 2009. The year-over-year impact from currency translation was negligible for the quarter. Product sales grew 37 percent year over year reflecting improved maintenance repair & operations (MRO), smaller capital projects, and OEM demand. Our solutions and services businesses grew by 6 percent year over year. Sequentially, sales increased 9 percent.
Sales in our Architecture & Software segment increased 7 percent sequentially during the third quarter of 2010 compared to the second quarter of 2010, which is the fifth consecutive quarterly increase in sales for the segment. In our Control Products & Solutions segment, sequential revenue increased 10 percent during the third quarter of 2010 compared to the second quarter of 2010. Asia-Pacific and Latin America were our best performing regions sequentially, as sales increased 13 percent each, compared to the second quarter of 2010.
As a consequence of the rapid and large declines in sales in fiscal 2009 due to the severe global recession, we took aggressive actions to adjust our cost structure, including restructuring actions that were implemented throughout 2009, temporary employee pay and benefit reductions and general reductions in discretionary spending. We expect to realize approximately $20 million of additional savings during the remainder of 2010 compared to the same period in 2009 as a result of restructuring actions previously taken. During the nine months ended June 30, 2010, these actions contributed approximately $100 million of benefit to our current year results, consistent with our expectations.
Our favorable results and improved outlook for the full year caused us to reverse our temporary employee pay and benefit actions effective January 1, 2010. We also implemented wage and salary increases for employees. As a result, we expect employee costs, which also include performance-based compensation, to increase by approximately $70 million, and pension and postretirement expense to increase by approximately $10 million in the fourth quarter of 2010 compared to the fourth quarter of 2009. In addition, we expect approximately $10 million of incremental spending related to customer-facing resources, particularly in emerging markets, and innovation in our products, services and solutions offerings in the fourth quarter of 2010, compared to the third quarter of fiscal 2010. The incremental spending for these future growth initiatives in the third quarter of 2010 was approximately $20 million higher than the second quarter of 2010.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations — (Continued)
The following tables reflect the sales and operating results for the three and nine months ended June 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales
Architecture & Software	$553.9	$399.5	$1,539.1	$1,299.4
Control Products & Solutions	714.2	611.3	1,961.0	1,958.7

Total	$1,268.1	$1,010.8	$3,500.1	$3,258.1

Segment Operating Earnings (a)
Architecture & Software	$125.4	$43.3	$347.0	$186.1
Control Products & Solutions	72.6	43.0	165.1	164.0

Purchase accounting depreciation and amortization	(4.6)	(4.4)	(14.2)	(14.2)
General corporate — net	(23.1)	(16.3)	(66.2)	(49.1)
Interest expense	(14.8)	(15.4)	(45.3)	(45.7)
Special items	—	—	—	4.0

Income from continuing operations before income taxes	155.5	50.2	386.4	245.1
Income tax provision	(36.1)	(17.4)	(77.3)	(56.1)

Income from continuing operations	119.4	32.8	309.1	189.0

Discontinued operations, net of tax (b)	—	—	23.9	2.8

Net income	$119.4	$32.8	$333.0	$191.8

Diluted earnings per share:
Continuing operations	$0.83	$0.23	$2.14	$1.33
Discontinued operations	—	—	0.17	0.02

Net income	$0.83	$0.23	$2.31	$1.35

Diluted weighted average outstanding shares	144.3	142.3	144.1	142.1

(a)	See Note 16 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(b)	See Note 17 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.
2010 Third Quarter Compared to 2009 Third Quarter

(in millions, except per share amounts)	2010	2009	Change

Sales	$1,268.1	$1,010.8	$257.3

Income from continuing operations before income taxes	155.5	50.2	105.3

Diluted earnings per share from continuing operations	0.83	0.23	0.60
Sales
Our sales increased $257.3 million, or 25 percent, from $1,010.8 million in the third quarter of 2009 to $1,268.1 million in the third quarter of 2010. Organic sales increased 25 percent, substantially all of which was related to increases in volume due to recent macroeconomic trends in most regions, as the impact of pricing on revenues was insignificant. Restocking by our distributors was responsible for approximately 3 percentage points of the increase, in order to increase inventory levels to meet current demand.
We saw continued momentum in our product revenues with year-over-year growth of 37 percent. Our solutions and services businesses also contributed to the increase with year-over-year growth for the first time since the second quarter of fiscal 2009.
We had significant growth in the United States, Canada and the emerging markets in Latin America and Asia. Organic sales to customers in the United States and Canada increased 27 percent and 30 percent, respectively, as compared to the third quarter of 2009. Organic sales increased in Latin America by 40 percent. Organic sales increased 16 percent in Europe, Middle East and Africa (EMEA). Asia-Pacific had organic sales growth of 23 percent, led by strength in China, which had sales growth of 42 percent during the quarter.
In the third quarter of 2010, our largest year-over-year end market sales increases were to customers in the automotive and tire, mining, water and wastewater, and food and beverage industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 210 percent from $50.2 million in the third quarter of 2009 to $155.5 million in the third quarter of 2010. Our strong performance in the quarter reflects a continuing economic recovery. Gross profit margin increased by 3.4 points to 40.0 percent in the third quarter of 2010. Increased volume, restructuring savings and favorable mix contributed to the significant year-over-year margin improvement in the quarter, partially offset by cost increases related to employee compensation, pension and postretirement expense and incremental spending for future growth. Selling, general and administrative expense as a percentage of sales decreased by 3.9 points to 26.3 percent as volume increases outpaced spending increases, including the effect of employee compensation costs.
Our Architecture & Software segment contributed 44 percent of our total sales during the third quarter of 2010, compared to 40 percent during the third quarter of 2009. During the third quarter of 2010, the Architecture & Software segment’s operating margin was 22.6 percent. The increase in percentage of sales by our higher-margin Architecture & Software segment caused a positive mix effect.
In the third quarter of 2010, we saved approximately $20 million as compared to the third quarter of 2009 related to benefits realized from restructuring actions taken in fiscal 2009, which was in line with our expectations. These benefits were offset by increases of approximately $65 million for employee compensation, an $11 million increase in pension and postretirement expense and $20 million incremental spending for future growth in the third quarter of 2010 compared to the third quarter of 2009.

ROCKWELL AUTOMATION, INC.
2010 Third Quarter Compared to 2009 Third Quarter — (Continued)
Income Taxes
The effective tax rate for the third quarter of 2010 was 23.2 percent compared to 34.7 percent in the third quarter of 2009. The 2010 third quarter effective tax rate was lower than the 2009 third quarter rate because we recognized net discrete tax expenses of $1.0 million in the third quarter of 2010 compared to discrete tax expenses of $9.0 million in the third quarter of 2009, primarily related to the sale of a non-U.S. subsidiary, partially offset by discrete tax benefits of $3.0 million related to the resolution of various worldwide tax matters.
Architecture & Software

(in millions, except percentages)	2010	2009	Change

Sales	$553.9	$399.5	$154.4

Segment operating earnings	125.4	43.3	82.1

Segment operating margin	22.6%	10.8%	11.8	pts
Sales
Architecture & Software sales increased 39 percent to $553.9 million in the third quarter of 2010 compared to $399.5 million in the third quarter of 2009. Organic sales increased 38 percent. Substantially all of the organic sales increase resulted from increased volume due to recent macroeconomic trends in most regions and industries, as product pricing remained relatively stable. Canada and Latin America year-over-year sales increases were greater than the segment average rate of increase. Year-over-year sales increases to customers in the United States were near the segment average rate of increase, while year-over-year sales increases to customers in EMEA and Asia-Pacific were less than the segment average rate of increase. Logix sales increased 36 percent in the third quarter of 2010 compared to the third quarter of 2009.
Operating Margin
Architecture & Software segment operating earnings were $125.4 million in the third quarter of 2010, up 190 percent from $43.3 million in the same quarter of 2009. Operating margin increased 11.8 points to 22.6 percent in the third quarter of 2010 as compared to the third quarter of 2009. The increase was predominantly due to volume increases, as well as the impact of cost reductions, partially offset by cost increases related to employee compensation, pension and postretirement expense and incremental spending for future growth. Approximately half of the restructuring cost savings, additional employee compensation, additional pension and postretirement expenses and incremental spending for future growth described above applied to the Architecture & Software segment.

ROCKWELL AUTOMATION, INC.
2010 Third Quarter Compared to 2009 Third Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2010	2009	Change

Sales	$714.2	$611.3	$102.9

Segment operating earnings	72.6	43.0	29.6

Segment operating margin	10.2%	7.0%	3.2	pts
Sales
Control Products & Solutions sales were $714.2 million in the third quarter of 2010, up 17 percent from $611.3 million in the third quarter of 2009. Organic sales increased 16 percent. The segment’s organic sales increased primarily because the segment’s product businesses grew at rates similar to our Architecture & Software segment, while our solutions and services businesses grew by 6 percent year over year. Asia-Pacific, Latin America and Canada reported above average year-over-year overall segment growth. EMEA reported year-over-year overall segment sales declines, primarily due to declines in our solutions and services businesses that have been slower to recover compared to our product businesses. Pricing had only a minor impact on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $72.6 million in the third quarter of 2010, up 69 percent from $43.0 million in the same quarter of 2009. Operating margin increased by 3.2 points to 10.2 percent in the third quarter of 2010 as compared to 7.0 percent the second quarter of 2009. The increase was primarily due to volume increases and cost reductions, partially offset by cost increases related to employee compensation, pension and postretirement expense and incremental spending for future growth. Approximately half of the restructuring cost savings, additional employee compensation, additional pension and postretirement expenses and incremental spending for future growth described above applied to the Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

(in millions, except per share amounts)	2010	2009	Change

Sales	$3,500.1	$3,258.1	$242.0

Income from continuing operations before income taxes	386.4	245.1	141.3

Diluted earnings per share from continuing operations	2.14	1.33	0.81
Sales
Our sales increased $242.0 million, or 7 percent, from $3,258.1 million in the first nine months of 2009 to $3,500.1 million in the first nine months of 2010. An organic sales increase of 4 percent was enhanced by benefits from currency translation of 3 percentage points. We had positive performance in our product businesses across all regions, particularly in our Architecture & Software segment, resulting from the recovery in worldwide macroeconomic conditions during the nine months ended June 30, 2010. Pricing had only a minor impact on revenue during the period.
Organic sales to customers in the Asia-Pacific region increased 13 percent, led by strength in the emerging markets of Asia-Pacific, including China and India. Organic sales increased 4 percent in both the United States and Canada. Organic sales increased in Latin America by 3 percent as recent growth offset declines earlier in the fiscal year. Organic sales declined 3 percent in EMEA, primarily due to declines in our solutions and services businesses that have been slower to recover compared to our product businesses.
In the nine months ended June 30, 2010, our largest year-over-year end market sales increases were to customers in automotive and tire industries, while the largest decreases were to customers in the resource-based industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 58 percent from $245.1 million in the first nine months of 2009 to $386.4 million in the first nine months of 2010. This increase was primarily due to volume leverage. Gross profit similarly benefited from volume leverage, as gross profit as a percentage of sales increased 3.2 points. Strong sales performance in the second and third quarters more than offset sharp year-over-year declines in the first quarter. The positive margin impact of cost reductions, including the restructuring actions taken in fiscal 2009, was offset by current year cost increases related to employee compensation, pension and postretirement expense and incremental spending for future growth.
In the first nine months of 2010, we saved approximately $100 million compared to the first nine months of 2009 related to benefits realized from restructuring actions taken in fiscal 2009, which was in line with our expectations. We recorded $20 million less of restructuring charges during the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, which also contributed to the year-over-year income improvement. These benefits were offset by approximately $120 million of additional expense for employee compensation, $30 million of additional expense for pension and postretirement costs and $20 million of incremental spending for future growth in the first nine months of 2010 compared to the first nine months of 2009.
Income from continuing operations before income taxes also benefited from favorable mix during the period. Our Architecture & Software segment contributed 44 percent of our total sales during the first nine months of 2010, compared to 40 percent during the first nine months of 2009. During the nine months ended June 30, 2010, the Architecture & Software segment’s operating margin was 22.5 percent. The increase in percentage of sales by our higher-margin Architecture & Software segment caused a positive mix effect.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009 - (Continued)
Income Taxes
The effective tax rate for the first nine months of 2010 was 20.0 percent compared to 22.9 percent in the first nine months of 2009. The 2010 rate was lower than 2009 as we benefited from a lower proportionate share of income in higher tax rate jurisdictions as compared to the first nine months of 2009. We also recognized discrete tax benefits of $14.6 million related to the favorable resolution of tax matters, partially offset by discrete tax expenses of $6.7 million primarily related to the impact of a change in Mexican tax law and interest related to unrecognized tax benefits in the first nine months of 2010. In the first nine months of 2009 we recognized discrete tax benefits of $16.6 million related to the resolution of a contractual tax obligation, the retroactive extension of the U.S. federal research tax credit, and the resolution of various worldwide tax matters, partially offset by discrete tax expenses of $15.5 million related to the sale of a non-U.S. subsidiary, interest related to unrecognized tax benefits, the impact of a change in Wisconsin tax law, and the resolution of various worldwide tax matters.
Discontinued Operations
Income from discontinued operations increased $21.1 million during the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, primarily due to a $21.3 million tax benefit resulting from the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and repair services businesses.
Architecture & Software

(in millions, except percentages)	2010	2009	Change

Sales	$1,539.1	$1,299.4	$239.7

Segment operating earnings	347.0	186.1	160.9

Segment operating margin	22.5%	14.3%	8.2	pts
Sales
Architecture & Software sales increased 18 percent to $1,539.1 million in the first nine months of 2010 compared to $1,299.4 million in the first nine months of 2009. Organic sales increased 14 percent, and the effects of currency translation contributed 4 percentage points to the total increase. Substantially all of the organic sales increase was the result of an increase in volume due to recent macroeconomic trends in most regions and industries. Pricing had only a minor impact on revenue during the period. Canada, Asia-Pacific and Latin America year-over-year sales increases were greater than the segment average rate of increase, while year-over-year sales increases to customers in the United States and EMEA were slightly below the segment average rate of increase. Logix sales increased 24 percent in the first nine months of 2010 compared to the first nine months of 2009, and sales in the automotive sector were very strong year over year.
Operating Margin
Architecture & Software segment operating earnings were $347.0 million in the first nine months of 2010, up 86 percent from $186.1 million in the first nine months of 2009. Operating margin increased 8.2 points to 22.5 percent in the first nine months of 2010 as compared to the first nine months of 2009. The increase was predominantly due to volume increases as a result of higher worldwide levels of industrial production and capital spending by our customers. Approximately half of the restructuring cost savings, additional employee compensation, additional pension and postretirement expenses and incremental spending for future growth described above applied to the Architecture & Software segment. The benefits realized from prior year restructuring actions were offset by current period increases in employee compensation costs, pension and postretirement expenses and incremental spending for future growth.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009 - (Continued)
Control Products & Solutions

(in millions, except percentages)	2010	2009	Change
Sales	$1,961.0	$1,958.7	$2.3

Segment operating earnings	165.1	164.0	1.1

Segment operating margin	8.4%	8.4%	0	pts
Sales
Control Products & Solutions sales were $1,961.0 million in the first nine months of 2010, slightly higher than $1,958.7 million in the same period of 2009. Organic sales declined 4 percent, as currency translation and acquisitions offset the rate of decline by 3 percentage points and 1 percentage point, respectively. The segment’s organic sales decline was primarily attributable to declines in sales of the solutions and services businesses reflecting the decline in order rates that we experienced in the second half of 2009. While these businesses returned to modest year-over-year growth in the third quarter, it was more than offset by double-digit year-over-year declines through the first six months of 2010. The segment’s product businesses grew at rates similar to our Architecture & Software segment. Latin America and EMEA reported the largest year-over-year overall segment sales declines during the nine months ended June 30, 2010. Year-over-year sales in the United States declined consistent with the segment average. Asia-Pacific and Canada both reported double-digit year-over-year overall segment growth, benefiting $2.7 million and $12.2 million, respectively, from recent acquisitions. Asia-Pacific also benefited from strong growth in emerging economies. The impact of pricing on the segment’s sales decline was insignificant.
Operating Margin
Control Products & Solutions segment operating earnings were $165.1 million in the first nine months of 2010, up 1 percent from $164.0 million in the same period of 2009. Operating margin of 8.4 percent in the first nine months of 2010 was consistent with the same period of 2009. Approximately half of the restructuring cost savings, additional employee compensation, additional pension and postretirement expenses and incremental spending for future growth described above applied to the Control Products & Solutions segment. Cost reductions and positive mix attributable to the shift toward product sales from solutions and services sales were offset by volume reductions.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2010	2009
Cash provided by (used for):
Operating activities	$433.4	$408.6
Investing activities	(49.7)	(107.1)
Financing activities	(173.7)	(271.1)
Effect of exchange rate changes on cash	(27.6)	(31.6)

Cash provided by (used for) continuing operations	$182.4	$(1.2)

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$433.4	$408.6
Capital expenditures of continuing operations	(54.2)	(67.5)
Excess income tax benefit from share-based compensation	12.3	1.3

Free cash flow	$391.5	$342.4

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
Free cash flow was a source of $391.5 million for the nine months ended June 30, 2010, compared to a source of $342.4 million for the nine months ended June 30, 2009. This increase in free cash flow is primarily due to improvements in current year earnings and reduced incentive compensation payments, partially offset by increased working capital. The year-over-year working capital increase was largely attributable to significant increases in inventory and accounts receivable and was partially offset by an increase in accounts payable levels. These changes restored working capital levels to those reflective of current demand.
We repurchased approximately 1.7 million shares of our common stock in the first nine months of 2010. The total cost of these shares was $93.1 million, of which $2.7 million was recorded in accounts payable at June 30, 2010, related to 55,000 shares that did not settle until July 2010. This is compared to purchases of approximately 1.7 million shares at a cost of $50.0 million in the first nine months of 2009. We also paid $3.5 million in the first nine months of 2009 for unsettled share purchases outstanding at September 30, 2008. Our decision to repurchase additional stock in the remainder of 2010 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2010, we had approximately $528.1 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our pension plans, payments related to restructuring actions expensed in prior years, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. In June 2010, we increased our quarterly dividend on common stock 21 percent to 35 cents per share effective with the dividend payable in September 2010 ($1.40 per share annually). We expect capital expenditures in 2010 to be about $100 million. We expect future cash payments related to previous restructuring actions to be approximately $15.3 million, which we expect to spend in the next twelve months. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or a new issuance of debt or other securities.

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At June 30, 2010 and September 30, 2009, we had no commercial paper outstanding. Our debt-to-total-capital ratio was 39.7 percent at June 30, 2010 and 40.7 percent at September 30, 2009.
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million, each with an individual borrowing limit of $267.5 million. One facility has a three-year term and the other facility had a 364-day term. On March 15, 2010, we replaced our former 364-day $267.5 million unsecured revolving credit facility with a new 364-day $300.0 million unsecured revolving credit facility, increasing our current borrowing capacity under the two facilities to $567.5 million. The new credit facility includes a term-out option that allows us to borrow, on March 14, 2011, up to $300.0 million as a term loan for one year. We have not drawn down under any of these credit facilities at June 30, 2010 or September 30, 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at June 30, 2010 and September 30, 2009. Separate short-term unsecured credit facilities of approximately $129.5 million at June 30, 2010 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of June 30, 2010:

	Short Term	Long Term
Credit Rating Agency	Rating	Rating	Outlook

Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable
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
Our ability to access the commercial paper market and the related costs of these borrowings are affected by the strength of our credit rating and market conditions. We have not experienced any difficulty in accessing the commercial paper market to date. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at June 30, 2010, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at June 30, 2010, there has been no material change to this information.
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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
	Three Months Ended June 30, 2010					Months
			Sales			Ended
		Effect of	Excluding			June 30,
		Changes in	Changes in	Effect of	Organic	2009
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$658.7	$(1.6)	$657.1	$—	$657.1	$518.2
Canada	88.2	(9.8)	78.4	—	78.4	60.3
Europe, Middle East and Africa	240.3	14.6	254.9	—	254.9	219.3
Asia-Pacific	186.1	(8.7)	177.4	—	177.4	144.7
Latin America	94.8	0.6	95.4	—	95.4	68.3

Total Company Sales	$1,268.1	$(4.9)	$1,263.2	$—	$1,263.2	$1,010.8

						Nine
	Nine Months Ended June 30, 2010					Months
			Sales			Ended
		Effect of	Excluding			June 30,
		Changes in	Changes in	Effect of	Organic	2009
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$1,778.3	$(5.9)	$1,772.4	$(1.5)	$1,770.9	$1,697.7
Canada	239.2	(30.5)	208.7	(12.2)	196.5	188.6
Europe, Middle East and Africa	714.6	(25.4)	689.2	—	689.2	712.5
Asia-Pacific	512.3	(36.6)	475.7	(2.7)	473.0	420.3
Latin America	255.7	(9.6)	246.1	—	246.1	239.0

Total Company Sales	$3,500.1	$(108.0)	$3,392.1	$(16.4)	$3,375.7	$3,258.1

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
	Three Months Ended June 30, 2010					Months
			Sales			Ended
		Effect of	Excluding			June 30,
		Changes in	Changes in	Effect of	Organic	2009
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$553.9	$(1.0)	$552.9	$—	$552.9	$399.5
Control Products & Solutions	714.2	(3.9)	710.3	—	710.3	611.3

Total Company Sales	$1,268.1	$(4.9)	$1,263.2	$—	$1,263.2	$1,010.8

						Nine
	Nine Months Ended June 30, 2010					Months
			Sales			Ended
		Effect of	Excluding			June 30,
		Changes in	Changes in	Effect of	Organic	2009
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$1,539.1	$(52.1)	$1,487.0	$—	$1,487.0	$1,299.4
Control Products & Solutions	1,961.0	(55.9)	1,905.1	(16.4)	1,888.7	1,958.7

Total Company Sales	$3,500.1	$(108.0)	$3,392.1	$(16.4)	$3,375.7	$3,258.1

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at June 30, 2010, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at June 30, 2010, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at June 30, 2010, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. We believe that at June 30, 2010 there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2010:

			Total Number	Maximum Approx.
			of Shares	Dollar Value
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
April 1 - 30, 2010	20,000	$61.14	20,000	$594,495,895
May 1 - 31, 2010	934,602	57.60	934,602	540,661,289
June 1 - 30, 2010	248,515	50.68	248,515	528,066,853

Total	1,203,117	56.23	1,203,117

(1)	Average price paid per share includes brokerage commissions.

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
Rockwell Automation, Inc. 2008 Long-Term Incentives Plan, as amended and restated through June 4, 2010, filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K dated June 10, 2010, is hereby incorporated by reference.

Exhibit 10.2*	—	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2010.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2010.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	—	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: August 5, 2010	By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2010	By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Exhibit

10.2	*	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2010.

12		Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2010.

15		Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive Data Files.

*	Management contract or compensatory plan or arrangement.