Form 10-K
period 2010-09-30
ROCKWELL AUTOMATION INC
filed 2010-11-18
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2010 was approximately $8.0 billion.
141,790,182 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 1, 2011 is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•
macroeconomic factors, including global and regional business conditions, the availability and cost of capital, the cyclical nature of our customers’ capital spending and currency exchange rates, all of which may affect our revenue and our profitability;

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;
•	successful development of advanced technologies and demand for and market acceptance of new and existing products;
•	the availability, effectiveness and security of our information technology systems;
•	competitive product and pricing pressures;
•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism, or other causes;
•	intellectual property infringement claims by others and the ability to protect our intellectual property;
•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;
•	our ability to attract and retain qualified personnel;
•	our ability to manage costs related to employee retirement and health care benefits;
•	the uncertainties of litigation;
•	disruption of our distribution channels;
•	the availability and price of components and materials;
•	successful execution of our cost productivity, restructuring and globalization initiatives; and
•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.

Item 1. Business
General
Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. The Company continues the business founded as the Allen-Bradley Company in 1903. The privately-owned Allen-Bradley Company was a leading North American manufacturer of industrial automation equipment when the former Rockwell International Corporation (RIC) purchased it in 1985. Our products and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce manufacturing business risk.
The Company was incorporated in Delaware in 1996 in connection with a tax-free reorganization completed on December 6, 1996, pursuant to which we divested our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). In the reorganization, RIC contributed all of its businesses, other than the A&D Business, to the Company and distributed all capital stock of the Company to RIC’s shareowners. Boeing then acquired RIC. RIC was incorporated in 1928.
We divested our Dodge mechanical and Reliance Electric motors and motor repair services businesses in 2007. These were the principal businesses of our former Power Systems operating segment. The results of operations of these businesses are reported in income from discontinued operations in the Financial Statements for all periods presented.
As used herein, the terms “we”, “us”, “our”, the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 1, 2011 (the 2011 Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.

Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2010, our total sales were $4.9 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2010, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business globally. Products for both segments are marketed primarily under the Allen-Bradley®, A-B®, Rockwell Software®, ICS Triplex™ and FactoryTalk® brand names. Major markets served by both segments include food and beverage, transportation, oil and gas, metals, mining, home and personal care, pulp and paper and life sciences.
Architecture & Software
Our Architecture & Software operating segment recorded sales of $2.1 billion (44 percent of our total sales) in 2010. The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling the customer’s industrial processes and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products, including:
•
Control platforms that perform multiple control disciplines and monitoring of applications, including discrete, batch and continuous process, drives control, motion control and machine safety control. Products include controllers, electronic operator interface devices, electronic input/output devices, communication and networking products and industrial computers. The information-enabled Logix controllers provide integrated multi-discipline control that is modular and scalable.

•
Software products that include configuration and visualization software used to operate and supervise control platforms, advanced process control software and manufacturing execution software (MES) that enables customers to improve manufacturing productivity and meet regulatory requirements. Examples of MES applications are production scheduling, asset management, tracking, genealogy and manufacturing business intelligence.

•	Other products, including rotary and linear motion control products, sensors and machine safety components.
The major competitors of our Architecture & Software operating segment include Siemens AG, Mitsubishi Corp., ABB Ltd, Honeywell International Inc., Schneider Electric SA and Emerson Electric Co.
Control Products & Solutions
Our Control Products & Solutions operating segment recorded 2010 sales of $2.8 billion (56 percent of our total sales). The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application knowledge and project management necessary to implement an automation or information solution on the plant floor and total life-cycle customer support and maintenance. This comprehensive portfolio includes:
•
Low and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, contactors, push buttons, signaling devices, termination and protection devices, relays, timers and condition sensors.

•
Solutions ranging from value-added packaged solutions such as configured drives and motor control centers to automation and information solutions where we provide design and integration for custom-engineered hardware and software systems primarily for manufacturing applications.

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

Geographic Information
In 2010, sales to customers in the United States accounted for 51 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside the United States on a country-of-destination basis are in Canada, China, Italy, the United Kingdom and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 18 in the Financial Statements.
Competition
Depending on the product or service involved, our competitors range from large diversified businesses that sell products outside of industrial automation, to smaller companies that specialize in niche products and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology leadership, knowledge of customer applications, installed base, distribution network, quality of products and services, global presence and price.
Distribution
In the United States and Canada, we sell our products, solutions and services primarily through independent distributors in conjunction with our direct sales force. Outside the United States and Canada, we sell products, solutions and services through a combination of our direct sales force and to a lesser extent, through independent distributors. Globally, our independent distributors typically do not carry products that compete with Allen-Bradley® products. Sales to our largest distributor in 2010, 2009 and 2008 were approximately 10 percent of our total sales.
Research and Development
Our research and development spending for the years ended September 30, 2010, 2009 and 2008 was $198.9 million, $170.0 million, and $191.3 million, respectively. Customer-sponsored research and development was not significant in 2010, 2009 or 2008.
Employees
At September 30, 2010 we had approximately 19,000 employees. Approximately 8,000 were employed in the United States.
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
Backlog
Our total order backlog at September 30 was (in millions):

	2010	2009

Architecture & Software	$140.6	$130.6
Control Products & Solutions	921.0	761.3

	$1,061.6	$891.9

Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2011 were approximately $117.0 million as of September 30, 2010.

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
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®” and “A-B®” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “ICS TriplexTM” for our control products and systems for industrial automation, and “Rockwell Software®” and “FactoryTalk®” for our software products.
Seasonality
Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
Available Information
We maintain a website at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after we file or furnish these reports with the Securities and Exchange Commission (SEC). All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board Committees are also available at our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process uses the integrated risk framework of the Committee of Sponsoring Organizations (COSO) to assess, manage, and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goal is to manage risks prudently rather than avoiding risks. We can mitigate these risks and their impact on the company only to a limited extent.
A team of senior executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage risks. Our Board of Directors provides oversight of the ERM process and reviews significant identified risks. The Audit Committee also reviews significant financial risk exposures and the steps management has taken to monitor and manage them. Our other Board committees also play a role in risk management, as set forth in their respective charters.
Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value. However, the risks set forth below and elsewhere in this Annual Report on Form 10-K and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results and could adversely affect our business and financial condition.
We generate a substantial portion of our revenues from international sales and are subject to the risks of doing business in many countries.
Approximately 49 percent of our revenues in 2010 were outside of the U.S. Future growth rates and success of our business depend in large part on growth in our international sales. Numerous risks and uncertainties affect our international operations as international transactions may involve increased financial and legal risks. These risks and uncertainties include political and economic instability, compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. While these factors and their impacts are difficult to predict, any one or more of them could adversely affect our business, financial condition or operating results.
New legislative and regulatory actions could adversely affect our business.
Legislative and regulatory action may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in these countries or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification, labeling and customer requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to ship our products into certain jurisdictions. We cannot predict the outcome of any specific legislative or regulatory proposals.
An inability to respond to changes in customer preferences could result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products requires high levels of innovation and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences, demand for our products could decline and our business and operating results would be adversely affected.

Adverse changes in business or industry conditions and volatility and disruption of the capital and credit markets may result in decreases in our revenues and profitability.
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced orders, payment delays, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers.
Demand for our products is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows or credit markets tighten, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products.
Our ability to access the credit markets, and the related costs of these borrowings, is affected by the strength of our credit rating and current market conditions. If our access to credit, including the commercial paper market, is adversely affected by a change in market conditions or otherwise, our cost of borrowings may increase or our ability to fund operations may be reduced.
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
We are implementing a global Enterprise Resource Planning (ERP) system that is resulting in redesigned new processes, organization structures and a common information system. Significant roll-outs of the system occurred at our U.S. locations and certain locations in Mexico and Europe in 2007 to 2010, and are scheduled to continue at additional locations in 2011 and beyond. As we continue to implement new systems, they may not perform as expected. This could have an adverse effect on our business.
There are inherent risks in our solutions businesses.
Risks inherent in the sale of solutions include assuming greater responsibility for project completion and success, defining and controlling contract scope, efficiently executing projects, and managing the quality of our subcontractors. If we are unable to control, manage, and mitigate these risks, our results of operations could be adversely affected.
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our product portfolio and solution and service offerings, technology differentiation, product performance, quality of our products and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or to provide high quality products and services, we may experience price erosion, lower revenues and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
A disruption to our distribution channel could reduce our revenues.
In the United States and Canada, approximately 90 percent of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. While we maintain the right to appoint new distributors, any unplanned disruption to our existing distribution channel could adversely affect our revenues. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor, or other events.

Potential liabilities and costs from litigation (including asbestos claims and environmental remediation) could reduce our profitability.
Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, safety and health, employment, contract matters and environmental remediation.
We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. Our products may also be used in hazardous industrial activities, which could result in product liability claims being brought against us. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance coverage make it difficult to predict the ultimate resolution.
Our operations are subject to regulation by various environmental regulatory authorities concerned with the impact of the environment on human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Environmental laws and regulations can be complex and may change. Our financial responsibility to clean up contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.
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
Intellectual property infringement claims of others and the inability to protect our intellectual property rights could harm our business and our customers.
Others may assert intellectual property infringement claims against us or our customers. We frequently provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal costs to defend claims could be costly.
In addition, we own the rights to many patents, trademarks, brand names and trade names that are important to our business. The inability to enforce our intellectual property rights may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant.
We rely on vendors to supply equipment and components, which creates certain risks and uncertainties that may adversely affect our business.
Our manufacturing processes require that we buy equipment and components which may include computer chips and commodities such as copper, aluminum and steel. Our reliance on suppliers of these items involves certain risks, including:
•	poor quality can adversely affect the reliability and reputation of our products;
•	the cost of these purchases may change due to inflation, exchange rates, commodity market volatility or other factors;
•	we may not be able to recover any increase in costs for these purchases through price increases to our customers; and
•	a shortage of components, commodities or other materials could adversely affect our manufacturing efficiencies and ability to make timely delivery.
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related product in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues.

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
Our globalization strategy includes localization of our products and services to be closer to our customers and identified growth opportunities. Localization of our products and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions, and challenges to protect our intellectual property. In addition, we continue to invest in initiatives to reduce our cost structure. The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition.
We face the potential harms of natural disasters, terrorism, acts of war, international conflicts or other disruptions to our operations.
Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by governments in response to such events could cause damage to or disrupt our business operations, our suppliers or our customers, and could create political or economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.
Our business success depends on attracting and retaining qualified personnel while appropriately managing costs related to employee benefits.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and heath care benefits.
The amount of expenses we record for our defined benefit pension plans depends on factors such as changes in market interest rates and the value of plan assets. Significant decreases in market interest rates or the value of plan assets would increase our expenses. Expenses related to employer-funded health care benefits continue to increase as well.
Increasing employee benefit costs or the failure to attract and retain members of our management team and key employees could have a negative effect on our operating results and financial condition.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At September 30, 2010, we operated 52 plants. Manufacturing space occupied approximately 4.3 million square feet, of which 48 percent was in the United States and Canada. Our Architecture & Software segment occupied approximately 1.2 million square feet, our Control Products & Solutions segment occupied approximately 1.4 million square feet and the remaining approximately 1.7 million square feet of manufacturing space was shared by our operating segments. We also had 250 sales and administrative offices and a total of 27 warehouses, service centers and other facilities. The aggregate floor space of our facilities was approximately 10.3 million square feet. Of this floor space, we owned approximately 21 percent and leased approximately 79 percent. At September 30, 2010, approximately 1.0 million square feet of floor space was not in use, mostly in owned facilities.
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
On May 4, 2005, RIC filed a claim with the DOE, seeking recovery of $11.3 million in unreimbursed costs incurred in defense of a qui tam suit against RIC related to Rocky Flats. On September 30, 2005, the DOE Contracting Officer denied that claim and demanded repayment of $4 million in previously reimbursed defense costs. On November 10, 2005, RIC appealed both aspects of the Contracting Officer’s decision regarding defense costs to the Civilian Board of Contract Appeals (Board). On July 9, 2007, the Board ruled that RIC was not entitled to be reimbursed for costs incurred by it in defense of the qui tam action and that the DOE was entitled to be repaid the previously reimbursed costs. As a result of further proceedings, on December 17, 2008 the Board held allowable those costs incurred by RIC in defense of claims other than the claims on which it was found liable in the qui tam case. Appeals from that ruling were dismissed and the matter is once again before the Board for further proceedings. The actual amounts that RIC may be required to repay to the DOE and that the DOE must reimburse RIC will be determined in further proceedings. This matter has been resolved except for a dispute between RIC and the DOE related to reimbursement and indemnification of attorney’s fees and costs, which, if disposed of unfavorably to us, would not have a material adverse effect on our financial condition.
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
On December 3, 2007, the United States Department of Justice (DOJ) notified RIC that the United States Navy was seeking to recover environmental cleanup costs incurred at the NWIRP. The DOJ now asserts that it has incurred more than $50 million (excluding interest, attorneys fees and other indirect costs) in environmental cleanup costs at the NWIRP, and it believes that it may have a potential cause of action against RIC and other former contractors at the NWIRP for recovery of those costs. Along with the initial notification, the DOJ also proposed a tolling agreement so that the parties could discuss settlement. RIC and several other former contractors have entered into the tolling agreement with the DOJ. To date, no lawsuit has been filed. Moreover, we believe that RIC has several meritorious defenses to the DOJ’s claim. At this time, RIC has indicated that it cannot estimate its potential exposure in this matter, if any, but it intends to continue discussion with the DOJ.

Asbestos. We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are a few thousand claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We also are responsible for half of the costs and liabilities associated with asbestos cases against RIC’s divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
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
Foreign Corrupt Practices Act. As a result of an internal review, we determined during the fourth quarter of 2006 that actions by a small number of employees at certain of our operations in one jurisdiction may have violated the U.S. Foreign Corrupt Practices Act (FCPA) or other applicable laws. We and some of our distributors do business in this jurisdiction with government owned enterprises or government owned enterprises that are evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel was engaged to investigate the actions and report to the Audit Committee.
We voluntarily disclosed these actions to the DOJ and the SEC beginning in September 2006. We have implemented thorough remedial measures. During 2010, the DOJ declined to pursue charges against us. However, we remain in negotiations with the SEC over possible civil claims against us.
If violations of the FCPA occurred, we may be subject to consequences that could include disgorgement, civil penalties, other costs and business-related impacts. We could also face similar consequences from local authorities. We do not believe the consequences of this investigation, the remediation or any related penalties or business related impacts will have a material adverse effect on our business, results of operations or financial condition.
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

Item 4A. Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2010 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board and President and Chief Executive Officer	59
Sujeet Chand — Senior Vice President and Chief Technology Officer	52
Kent G. Coppins — Vice President and General Tax Counsel	57
Theodore D. Crandall — Senior Vice President and Chief Financial Officer since October 2007; Interim Chief Financial Officer from April 2007 to October 2007; Senior Vice President prior thereto	55
David M. Dorgan — Vice President and Controller	46
Steven A. Eisenbrown — Senior Vice President	57
Steven W. Etzel — Vice President and Treasurer since November 2007; Assistant Treasurer from November 2006 to November 2007; Director, Finance from January 2006 to November 2006; Vice President, Risk Management and Financial Planning prior thereto	50
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	49
John P. McDermott — Senior Vice President	52
John M. Miller — Vice President and Chief Intellectual Property Counsel	43
Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development since February 2009; Vice President, Corporate Development prior thereto	54
Robert A. Ruff — Senior Vice President	62
Susan J. Schmitt — Senior Vice President, Human Resources since July 2007; Director, Human Resources United Kingdom and European Functions, Kellogg Company (producer of cereal and convenience foods) from August 2006 to July 2007; Vice President, Human Resources, U.S. Morning Foods division of Kellogg Company prior thereto	47
A. Lawrence Stuever — Vice President and General Auditor	58
Martin Thomas — Senior Vice President, Operations and Engineering Services since February 2007; Vice President, Operations and Engineering Services from November 2005 to February 2007; President, General Electric’s Trailer Fleet Services and Modular Space businesses (leasing for modular space and tractor trailers) prior thereto	52
There are no family relationships, as defined by applicable SEC rules, between any of the above executive officers and any other executive officer or director of the Company. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.

PART II
Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2010 there were 25,489 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2010 and 2009:

	2010		2009
Fiscal Quarters	High	Low	High	Low
First	$49.25	$39.39	$37.21	$21.51
Second	57.00	45.72	35.00	17.50
Third	63.90	48.63	35.56	20.97
Fourth	63.27	47.79	45.12	29.55
We declare and pay dividends at the sole discretion of our Board of Directors. During 2009 we declared and paid aggregate cash dividends of $1.16 ($0.29 per quarter) per common share. We increased our quarterly dividend per common share 21 percent to 35 cents per common share effective with the dividend payable in September 2010 ($1.40 per common share annually). During 2010 we declared and paid aggregate cash dividends of $1.22 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2010:

			Total Number
			of Shares	Maximum Approx.
			Purchased as	Dollar Value
	Total		Part of Publicly	of Shares that may
	Number	Average	Announced	yet be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)

July 1 – 31, 2010	119,254	$49.84	119,254	$522,122,737

August 1 – 31, 2010	314,605	52.49	314,605	505,608,260

September 1 – 30, 2010	74,100	59.63	74,100	501,189,861

Total	507,959	52.91	507,959

(1)	Average price paid per share includes brokerage commissions.

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

	Year Ended September 30,
	2010	2009(a)	2008(b)	2007(c)	2006(d)
	(in millions, except per share data)
Consolidated Statement of Operations Data:

Sales	$4,857.0	$4,332.5	$5,697.8	$5,003.9	$4,556.4
Interest expense	60.5	60.9	68.2	63.4	56.6
Income from continuing operations before accounting change	440.4	217.9	577.6	569.3	529.3
Earnings per share from continuing operations before accounting change:
Basic	3.09	1.54	3.94	3.58	2.99
Diluted	3.05	1.53	3.89	3.53	2.94
Cumulative effect of accounting change per diluted share (e)	—	—	—	—	(0.10)
Cash dividends per share	1.22	1.16	1.16	1.16	0.90

Consolidated Balance Sheet Data: (at end of period)
Total assets	$4,748.3	$4,305.7	$4,593.6	$4,545.8	$4,735.4
Short-term debt and current portion of long-term debt	—	—	100.1	521.4	219.0
Long-term debt	904.9	904.7	904.4	405.7	748.2
Shareowners’ equity	1,460.4	1,316.4	1,688.8	1,742.8	1,918.2

Other Data:

Capital expenditures	$99.4	$98.0	$151.0	$131.0	$122.3
Depreciation	95.7	101.7	101.3	93.5	96.2
Intangible asset amortization	31.6	32.4	35.2	24.4	21.2

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

(e)
Effective September 30, 2006, we adopted a new accounting standard relating to asset retirement obligations as a result of a change in accounting principles generally accepted in the United States (U.S. GAAP). The application of this change resulted in a charge of $28.6 million ($17.7 million after tax, or $0.10 per diluted share) in 2006.

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
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines, and the creation of new facilities or production lines;
•	our customers’ needs for productivity and cost reduction, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;
•	levels of global industrial production and capacity utilization;
•	regional factors that include local political, social, regulatory and economic circumstances;
•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedule; and
•	investments in basic materials production capacity, partly in response to higher end-product pricing.
Long-term Strategy
Our strategic framework incorporates our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions, and our growth and performance strategy, which seeks to:
•	achieve growth rates in excess of the automation market by expanding our served market and strengthening our technology and customer-facing differentiation;
•
diversify our revenue streams by increasing our capabilities in new applications, including process control, safety and information software, broadening our solutions and service capabilities, advancing our global presence and serving a wider range of industries;

•	grow market share by gaining new customers and by capturing a larger share of our Original Equipment Manufacturer machine builders (OEMs) and end user customers’ spending;
•	enhance our market access by building our channel capability and partner network;
•
make acquisitions that serve as catalysts to organic growth by adding complementary technology, expanding our served market, increasing our domain expertise or continuing our geographic diversification;

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

Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. In addition, increasingly complex and volatile customer demand patterns drive the need for flexible manufacturing. Our value proposition is to help our customers gain the benefits of faster time to market, lower total cost of ownership, increase asset utilization and reduce business risks.
Differentiation through Technology and Domain Expertise
We seek a technology leadership position in all facets of control. We believe our core technologies are the foundation for long-term sustainable growth in excess of global Gross Domestic Product (GDP) growth.
Our integrated control and information architecture, with Logix at its core, is capable of safely and efficiently controlling industrial processes while connecting the plant floor to the enterprise systems and the external supply chain. This architecture is an important differentiator and the anchor of our comprehensive automation offering. We complement the scalable Logix platform with component-level control solutions suited for less complex machine applications. Investments in these technologies have expanded our served market beyond discrete control into process, safety and plant-wide information.
We believe that process automation is the largest growth opportunity for our company. Our Logix architecture enables us to compete effectively with traditional Distributed Control Systems (DCS) providers for many process applications.
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
Through internal investment and acquisitions, we have expanded our software and communication capabilities, both of which are critical components of our integrated architecture and key to optimizing processes and assets while integrating the plant floor, the enterprise business system and the supply chain.
Our broad power and motor control offering is one of our core competencies. Many of our motor control products are intelligent and configurable and can be integrated seamlessly with the Logix architecture. These products enhance the availability, efficiency and safe operation of our customers’ critical and most energy-intensive plant assets.
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
Global Expansion
As the manufacturing world continues to globalize, we must be able to meet our customers’ needs in emerging markets. We expect to continue to add delivery resources and expand our sales force in emerging markets over the long term. We currently have approximately 60 percent of our employees outside the U.S., and 49 percent of our revenues outside of the U.S.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer facing resources in order to be closer to our customers throughout the world. Growth in the emerging markets of Asia-Pacific, including China and India, Latin America, central and eastern Europe and Africa have the potential to exceed global GDP growth rates, due to higher levels of infrastructure investment and the growing impact of consumer spending in these markets. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Enhanced Market Access
OEMs represent another growth opportunity. The OEM market is large and we have an opportunity to increase market share within it, particularly outside of North America. To remain competitive, OEMs need to continually improve their costs and machine performance and reduce their time to market. Our modular and scalable Logix offering, particularly when combined with motion and safety, can assist OEMs in addressing these business needs. We also continue to build out an improved portfolio for less complex OEM machines, which helps to expand our addressed market, especially in emerging economies.

We have developed a powerful network of channel partners, technology partners and commercial partners that act as amplifiers to our internal capabilities and enable us to serve our customers’ needs around the world.
Broad Range of Industries Served
We apply our knowledge of manufacturing applications to help customers solve their business challenges. We serve customers in a wide range of industries, including consumer products, resource-based and transportation.
Our consumer products customers are engaged in the food and beverage, home and personal care and life sciences industries. These customers’ needs include new capacity, incremental capacity from existing facilities, an increasingly flexible manufacturing environment and regulatory compliance. These customers operate in an environment where product innovation and time to market are critical factors.
We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, pulp and paper and water/wastewater. Companies in these industries typically invest when commodity prices are relatively high and global demand for basic materials is increasing.
In the transportation industry, factors such as geographic expansion, investment in new model introductions and more flexible manufacturing technologies influence customers’ automation purchasing decisions. Our sales in transportation are primarily to automotive and tire manufacturers.
Outsourcing and Sustainability Trends
Demand for our products, solutions and services across all industries benefits from the outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally.
We help our customers meet their sustainability needs pertaining to energy efficiency, environmental and safety goals. Higher energy prices have historically caused customers across all industries to invest in more energy-efficient manufacturing processes and technologies, such as intelligent motor control and energy efficient solutions and services. In addition, environmental and safety objectives often spur customers to invest to ensure compliance and implement sustainable business practices.
Acquisitions
Our acquisition strategy focuses on products, solutions or services that will be catalytic to the organic growth of our core offerings. In March 2009, we bought a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc., which is expected to accelerate our business growth in Canada and in the oil and gas and other resource-based industries. In January 2009, we bought the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Limited. This acquisition advances our globalization strategy and strengthens our ability to deliver project management and engineering solutions primarily to our customers in China.
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
Continuous Improvement
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. We are in the process of developing and implementing common global processes and an enterprise-wide information system. These are intended to improve profitability that can be used to fund investment in growth and technology and to offset inflation. Our ongoing productivity initiatives target both cost reduction and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to effectively execute our productivity programs.

U. S. Industrial Economic Trends
In 2010, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:
•
The Industrial Production Index (Total Index), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2007. Historically there has been a meaningful correlation between the Industrial Production Index and the level of automation investment made by our U.S. customers in their manufacturing base.

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

The table below depicts the trends in these indicators from fiscal 2008 to 2010. The early part of the industrial recovery has been stronger than we expected. However, high unemployment and relatively low levels of capacity utilization continue to create uncertainty as to the pace of the recovery.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2010
Quarter ended:
September 2010	93.3	54.4	$165.0	74.7
June 2010	92.2	56.2	161.6	73.8
March 2010	90.6	59.6	146.8	72.5
December 2009	89.1	54.9	146.4	71.1

Fiscal 2009
Quarter ended:
September 2009	87.6	52.4	147.1	69.9
June 2009	85.9	45.3	150.8	68.5
March 2009	88.2	36.4	157.1	70.5
December 2008	92.6	32.5	185.7	74.3

Fiscal 2008
Quarter ended:
September 2008	95.9	43.2	196.5	77.2
June 2008	98.4	50.0	197.2	79.4
March 2008	99.9	49.1	195.3	80.7
December 2007	100.0	48.7	191.9	81.1
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2010, sales to non-U.S. customers accounted for 49 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in GDP as one indicator of the growth opportunities in each region where we do business. GDP either declined or grew slowly in all regions during fiscal 2009, contributing to reduced customer demand. Signs indicating economic growth in most regions began to appear in the fourth fiscal quarter of 2009 and continued into fiscal 2010. GDP growth in Asia-Pacific, particularly the emerging countries including China and India, continued to exceed the global average, while growth in the European region continues to be below average. GDP growth in Latin America accelerated during 2010. Continued improvement in the global economy seems to indicate that the recovery is taking hold.
Revenue by Geographic Region
The table below presents our actual sales for the year ended September 30, 2010 by geographic region and the change in sales from the year ended September 30, 2009 (in millions, except percentages):

			Change in
		Change vs.	Organic Sales
	Year Ended	Year Ended	vs. Year Ended
	September 30, 2010(1)	September 30, 2009	September 30, 2009(2)

United States	$2,456.2	11%	11%
Canada	321.0	25%	7%
Europe, Middle East and Africa	987.3	3%	2%
Asia-Pacific	724.3	25%	17%
Latin America	368.2	13%	11%

Total sales	$4,857.0	12%	10%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

Summary of Results of Operations
Sales in 2010 increased 12 percent compared to 2009, as an organic sales increase of 10 percent was enhanced by benefits from currency translation of 2 percentage points. Product sales grew 22 percent year over year reflecting improved maintenance repair & operations (MRO), smaller capital projects, and OEM demand. Sales growth in our solutions and services business lagged the recovery in product sales. In the first half of 2010, solutions and services sales declined year over year as a consequence of declining order rates in the second half of fiscal 2009. Order rates began to improve in the first half of fiscal 2010 resulting in year-over-year growth in solutions and services sales in the second half of 2010. For the full year, sales in our solutions and services business declined 4 percent.
Asia-Pacific was our best performing region as organic sales increased 17 percent compared to 2009. Latin America and the United States also performed well as organic sales increased 11 percent in both regions year over year. Total sales in emerging markets increased 18 percent with an organic sales increase of 14 percent plus 4 percentage points from currency translation and acquisitions. Emerging markets now represent over 20 percent of total company sales.
As a consequence of the rapid and large declines in sales in fiscal 2009 due to the severe global recession, we took aggressive actions to adjust our cost structure, including restructuring actions that were implemented throughout 2009, temporary employee pay and benefit reductions and general reductions in discretionary spending. During 2010, these actions contributed approximately $120 million of benefit to our current year results, consistent with our expectations.
Our favorable results and improved outlook for the full year caused us to reverse our temporary employee pay cuts and restore the 401(k) company match effective January 1, 2010. We also implemented wage and salary increases for employees. As a result, employee costs, which also include performance-based compensation and sales incentives, increased by approximately $200 million, and pension and postretirement expense increased by $41 million in 2010 compared to 2009. In addition, we spent approximately $50 million more related to customer-facing resources, particularly in emerging markets, and innovation in our products, services and solutions offerings in 2010.

The following tables reflect our sales and operating results for the years ended September 30, 2010, 2009 and 2008 (in millions, except per share amounts):

	Year Ended September 30,
	2010	2009	2008
Sales
Architecture & Software	$2,115.0	$1,723.5	$2,419.7
Control Products & Solutions	2,742.0	2,609.0	3,278.1

Total	$4,857.0	$4,332.5	$5,697.8

Segment operating earnings (a)(b)
Architecture & Software	$475.4	$223.0	$584.7
Control Products & Solutions	241.8	206.7	440.5

Purchase accounting depreciation and amortization	(18.9)	(18.6)	(24.2)
General corporate — net	(93.6)	(80.3)	(77.2)
Interest expense	(60.5)	(60.9)	(68.2)
Special items (b)	—	4.0	(46.7)

Income from continuing operations before income taxes	544.2	273.9	808.9

Provision for income taxes	(103.8)	(56.0)	(231.3)

Income from continuing operations	440.4	217.9	577.6

Income from discontinued operations (c)	23.9	2.8	—

Net income	$464.3	$220.7	$577.6

Diluted earnings per share:
Continuing operations	$3.05	$1.53	$3.89
Discontinued operations	0.17	0.02	—

Net income	$3.22	$1.55	$3.89

Diluted weighted average outstanding shares	144.0	142.4	148.1

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)	Segment operating earnings in 2009 includes restructuring charges of $60.4 million. See Note 14 in the Financial Statements for information about restructuring charges and special items.

(c)	See Note 13 in the Financial Statements for a description of items reported as discontinued operations.

2010 Compared to 2009

(in millions, except per share amounts)	2010	2009	Change
Sales	$4,857.0	$4,332.5	$524.5
Income from continuing operations	440.4	217.9	222.5
Diluted earnings per share from continuing operations	3.05	1.53	1.52
Sales
Our sales increased $524.5 million, or 12 percent, from $4,332.5 million in 2009 to $4,857.0 million in 2010. An organic sales increase of 10 percent was enhanced by benefits from currency translation of 2 percentage points. We had positive performance in our product businesses across all regions, resulting from the recovery in worldwide macroeconomic conditions and industrial production during 2010. Pricing contributed less than 1 percentage point to growth during the period.
Organic sales to customers in the Asia-Pacific region increased 17 percent, led by strength in the emerging markets, including China and India. Organic sales increased 11 and 7 percent in the United States and Canada, respectively. Organic sales increased in Latin America by 11 percent as recent growth offset declines earlier in the fiscal year. Organic sales increased 2 percent in EMEA, as declines in our solutions and services businesses that have been slower to recover offset growth in our product businesses.
Sales growth in our solutions and services business lagged the recovery in product sales. In the first half of 2010, solutions and services sales declined year over year as a consequence of declining order rates in the second half of fiscal 2009. Order rates began to improve in the first half of fiscal 2010 resulting in year-over-year growth in solutions and services sales in the second half of 2010. For the full year, sales in our solutions and services business declined 4 percent.
During 2010, sales in all of our end markets improved as the year progressed. For full-year 2010, the largest sales increases were to customers in the transportation industry.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 102 percent from $217.9 million in 2009 to $440.4 million in 2010. Our strong performance reflects a continuing economic recovery. Gross profit margin increased by 3.7 points to 39.9 percent in 2010. Increased volume, restructuring savings and favorable mix contributed to the significant year-over-year margin improvement, partially offset by cost increases related to employee compensation, pension and postretirement expense and incremental spending to support growth.
We saved approximately $120 million in 2010 as compared to 2009 related to benefits realized from restructuring actions taken in fiscal 2009, which was in line with our expectations. We recorded $60 million less of restructuring charges during 2010 compared to 2009, which also contributed to the year-over-year income improvement. These benefits were offset by increases of approximately $200 million for employee compensation, a $41 million increase in pension and postretirement expense and $50 million incremental spending to support growth in 2010 compared to 2009.
Our Architecture & Software segment contributed 44 percent of our total sales in 2010, compared to 40 percent in 2009. During 2010 the Architecture & Software segment’s operating margin was 22.5 percent. The increase in percentage of sales by our higher-margin Architecture & Software segment caused a positive mix effect on operating margin.
General corporate expenses were $93.6 million in 2010 compared to $80.3 million in 2009. The increase was primarily due to higher employee costs resulting from wage and salary increases as well as performance-based compensation. Selling, general and administrative expense as a percentage of sales decreased by 0.9 points to 27.2 percent as volume increases outpaced spending increases.

Income Taxes
The effective tax rate for 2010 was 19.1 percent compared to 20.4 percent in 2009. The 2010 and 2009 effective tax rates were lower than the U.S. statutory rate of 35 percent because we benefited from lower non-US tax rates.
The 2010 rate was lower than 2009 because we benefited from a higher proportionate share of income in lower tax rate jurisdictions as compared to 2009. We also recognized discrete tax benefits of $27.2 million primarily related to the favorable resolution of tax matters, partially offset by discrete tax expenses of $9.6 million primarily related to the impact of a change in Mexican tax law and interest related to unrecognized tax benefits in 2010. During 2009, we also recognized discrete tax benefits of $20.5 million related to the retroactive extension of the U.S. federal research tax credit, the resolution of a contractual tax obligation and various state tax matters, partially offset by discrete tax expenses of $4.2 million related to a non-U.S. subsidiary.
See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2010 and 2009 affecting the respective tax rates.
Discontinued Operations
Income from discontinued operations increased $21.1 million in 2010 compared to 2009, primarily due to a $21.3 million tax benefit resulting from the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and repair services businesses.

Architecture & Software

(in millions, except percentages)	2010	2009	Change
Sales	$2,115.0	$1,723.5	$391.5
Segment operating earnings	475.4	223.0	252.4
Segment operating margin	22.5%	12.9%	9.6	pts
Sales
Architecture & Software sales increased 23 percent to $2,115.0 million in 2010 compared to $1,723.5 million in 2009. Organic sales increased 20 percent, and the effects of currency translation contributed 3 percentage points to the total increase. Substantially all of the organic sales increase was the result of an increase in volume due to improving macroeconomic conditions in most regions and industries. Pricing had only a minor impact on revenue during the period. Canada and Latin America year-over-year sales increases were greater than the segment average rate of increase, while year-over-year sales increases to customers in the United States and Asia-Pacific were consistent with the segment average rate of increase. Year-over-year sales increases to customers in EMEA were slightly below the segment average rate of increase. Logix sales increased 25 percent in 2010 compared to 2009.
Operating Margin
Architecture & Software segment operating earnings were $475.4 million in 2010, up 113 percent from $223.0 million in 2009. Operating margin increased 9.6 points to 22.5 percent in 2010 as compared to 2009. The increase was predominantly due to volume increases as a result of higher worldwide levels of industrial production and capital spending by our customers. Approximately half of the restructuring cost savings, additional employee compensation, additional pension and postretirement expenses and incremental spending to support growth described above applied to the Architecture & Software segment.
Control Products & Solutions

(in millions, except percentages)	2010	2009	Change
Sales	$2,742.0	$2,609.0	$133.0
Segment operating earnings	241.8	206.7	35.1
Segment operating margin	8.8%	7.9%	0.9	pts
Sales
Control Products & Solutions sales increased 5 percent to $2,742.0 million in 2010 compared to $2,609.0 million in 2009. Organic sales increased 2 percent, and the effects of currency translation and acquisitions contributed 2 percentage points and 1 percentage point, respectively. The segment’s modest organic sales growth was primarily attributable to robust growth in the products businesses in 2010 offset by declines in solutions and services sales reflecting the decline in order rates that we experienced in the second half of 2009. While the decline in order rates led to significant sales declines in the first half of 2010, order rates recovered and after the normal lag associated with our solution and services sales, we began to see revenue increases in these businesses in the second half of 2010. Asia-Pacific and Canada both reported double-digit year-over-year overall segment growth, benefiting $2.7 million and $12.2 million, respectively, from recent acquisitions. EMEA reported year-over-year overall segment sales declines during 2010, while sales in the United States and Latin America increased consistent with the segment average. The impact of pricing on the segment’s sales increase was insignificant.
Operating Margin
Control Products & Solutions segment operating earnings were $241.8 million in 2010, up 17 percent from $206.7 million in the same period of 2009. Operating margin increased 0.9 points to 8.8 percent in 2010 as compared to 2009. Approximately half of the restructuring cost savings, additional employee compensation, additional pension and postretirement expenses and incremental spending to support growth described above applied to the Control Products & Solutions segment. Positive mix attributable to the shift toward product sales from solutions and services sales contributed to the margin improvement.

2009 Compared to 2008

(in millions, except per share amounts)	2009	2008	Change
Sales	$4,332.5	$5,697.8	$(1,365.3)
Income from continuing operations	217.9	577.6	(359.7)
Diluted earnings per share from continuing operations	1.53	3.89	(2.36)
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
See Note 14 in the Financial Statements for more information on restructuring charges and special items.
Architecture & Software

(in millions, except percentages)	2009	2008	Change
Sales	$1,723.5	$2,419.7	$(696.2)
Segment operating earnings	223.0	584.7	(361.7)
Segment operating margin	12.9%	24.2%	(11.3	)pts
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

Control Products & Solutions

(in millions, except percentages)	2009	2008	Change
Sales	$2,609.0	$3,278.1	$(669.1)
Segment operating earnings	206.7	440.5	(233.8)
Segment operating margin	7.9%	13.4%	(5.5	)pts
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2010	2009	2008
Cash provided by (used for):
Operating activities	$494.0	$526.4	$596.8
Investing activities	(89.0)	(132.4)	(220.7)
Financing activities	(241.4)	(307.4)	(442.8)
Effect of exchange rate changes on cash	6.8	(24.5)	30.7

Cash provided by (used for) continuing operations	$170.4	$62.1	$(36.0)

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$494.0	$526.4	$596.8
Capital expenditures of continuing operations	(99.4)	(98.0)	(151.0)
Tax payments related to the gain on divestiture of Power Systems	—	—	7.9
Excess income tax benefit from share-based compensation	16.1	2.4	4.6

Free cash flow	$410.7	$430.8	$458.3

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
Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Cash flows from the operating activities of our discontinued operations are reported in our statement of cash flows net of their separately calculated income tax effects. U.S. federal and state income taxes paid as a result of the gain on sale of the principal businesses of our former Power Systems operating segment have been classified within continuing operations consistent with the cash proceeds. These taxes paid in 2008 have been excluded from free cash flow to present free cash flow that is representative of the performance of our continuing businesses.
Free cash flow was a source of $410.7 million for the year ended September 30, 2010 compared to a source of $430.8 million for the year ended September 30, 2009. This decrease in free cash flow is primarily due to a discretionary pre-tax contribution of $150 million to our U.S. pension trust and increased working capital, partially offset by improvements in current year earnings and reduced incentive compensation payments. The working capital increase was largely attributable to significant increases in inventory and accounts receivable and was partially offset by an increase in accounts payable levels. These changes restored working capital to levels reflective of current demand. The reduced incentive compensation payments were a function of timing and varying levels of earned incentives in 2009 compared to 2008. Incentive compensation payments generally occur in the first quarter of the year following the year in which the incentive is earned. Incentive compensation payments were lower than normal in 2010 as difficult economic conditions resulted in reduced or zero earned incentives for 2009 in most of our employee incentive compensation plans. We will pay substantially all of the incentive compensation earned for 2010 performance in the first quarter of 2011.
In December 2007, we issued an aggregate of $500 million principal amount of our 5.65% notes due 2017 and 6.25% debentures due 2037. The debt offering yielded approximately $493.5 million of proceeds, which were used to repay at maturity our 6.15% notes due January 15, 2008 and for general corporate purposes.
Commercial paper is our principal source of short-term financing. At September 30, 2010 and 2009, we had no commercial paper borrowings outstanding. During 2010, we had no commercial paper borrowings outstanding.

We repurchased approximately 2.2 million shares of our common stock in 2010. The total cost of these shares was $120.0 million, of which $1.2 million was recorded in accounts payable at September 30, 2010, related to 19,700 shares that did not settle until October 2010. In 2009, we repurchased approximately 1.7 million shares of our common stock, all of which occurred in October 2008. The total cost of these shares was $50.0 million. Our decision to repurchase stock in 2011 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2010 we had approximately $501.2 million remaining for stock repurchases under our existing board authorization. See Part II, Item 5, Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our pension plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2011 to be about $120 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 38.3 percent at September 30, 2010 and 40.7 percent at September 30, 2009. This decrease is primarily due to the net increase in shareowners’ equity.
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million, each with an individual borrowing limit of $267.5 million. One facility has a three-year term and the other facility had a 364-day term. On March 15, 2010, we replaced our former 364-day $267.5 million unsecured revolving credit facility with a new 364-day $300.0 million unsecured revolving credit facility, increasing our current borrowing capacity under the two facilities to $567.5 million. The new credit facility includes a term-out option that allows us to borrow, on March 14, 2011, up to $300.0 million as a term loan for one year. We have not drawn down under any of these credit facilities at September 30, 2010 or 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2010 and 2009. Separate short-term unsecured credit facilities of approximately $135.3 million at September 30, 2010 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of September 30, 2010:

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

We enter into contracts to offset changes in the amount of future cash flows associated with certain third-party sales and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years and to offset transaction gains or losses associated with some of our assets and liabilities that are denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our foreign currency forward exchange contracts are denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Cash dividends to shareowners were $173.6 million in 2010 ($1.22 per common share). Cash dividends to shareowners were $164.5 million in 2009 and $170.2 million in 2008 ($1.16 per common share each year). Our current quarterly dividend rate is $0.35 per common share ($1.40 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2010 are (in millions):

		Payments by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt and interest (a)	$2,188.8	$56.9	$56.9	$56.9	$56.9	$56.9	$1,904.3
Minimum operating lease payments	341.5	71.7	57.1	42.4	34.1	27.4	108.8
Postretirement benefits (b)	209.3	18.4	18.4	18.2	18.0	17.6	118.7
Pension funding contribution (c)	35.7	35.7	—	—	—	—	—
Purchase obligations (d)	119.2	34.3	15.5	11.3	11.1	7.5	39.5
Other long-term liabilities (e)	85.2	18.7	—	—	—	—	—
Unrecognized tax benefits (f)	92.9	—	—	—	—	—	—

Total	$3,072.6	$235.7	$147.9	$128.8	$120.1	$109.4	$2,171.3

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $45.2 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2011 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2011 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental liabilities net of related receivables, asset retirement obligations, and indemnifications. Amounts subsequent to 2011 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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

The following is a reconciliation of our reported sales to organic sales (in millions):

						Year
						Ended
						September 30,
	Year Ended September 30, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

United States	$2,456.2	$(7.2)	$2,449.0	$(1.5)	$2,447.5	$2,209.2
Canada	321.0	(34.7)	286.3	(12.2)	274.1	257.1
Europe, Middle East and Africa	987.3	(1.2)	986.1	—	986.1	962.1
Asia-Pacific	724.3	(43.7)	680.6	(2.7)	677.9	579.3
Latin America	368.2	(9.0)	359.2	—	359.2	324.8

Total Company Sales	$4,857.0	$(95.8)	$4,761.2	$(16.4)	$4,744.8	$4,332.5

						Year
						Ended
						September 30,
	Year Ended September 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

United States	$2,209.2	$14.8	$2,224.0	$(5.1)	$2,218.9	$2,850.8
Canada	257.1	41.9	299.0	(11.9)	287.1	396.4
Europe, Middle East and Africa	962.1	116.1	1,078.2	(3.9)	1,074.3	1,319.0
Asia-Pacific	579.3	59.4	638.7	(1.3)	637.4	717.2
Latin America	324.8	64.6	389.4	—	389.4	414.4

Total Company Sales	$4,332.5	$296.8	$4,629.3	$(22.2)	$4,607.1	$5,697.8

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year
						Ended
						September 30,
	Year Ended September 30, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

Architecture & Software	$2,115.0	$(44.2)	$2,070.8	$—	$2,070.8	$1,723.5
Control Products & Solutions	2,742.0	(51.6)	2,690.4	(16.4)	2,674.0	2,609.0

Total Company Sales	$4,857.0	$(95.8)	$4,761.2	$(16.4)	$4,744.8	$4,332.5

						Year
						Ended
						September 30,
	Year Ended September 30, 2009					2008
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

Architecture & Software	$1,723.5	$116.7	$1,840.2	$(6.9)	$1,833.3	$2,419.7
Control Products & Solutions	2,609.0	180.1	2,789.1	(15.3)	2,773.8	3,278.1

Total Company Sales	$4,332.5	$296.8	$4,629.3	$(22.2)	$4,607.1	$5,697.8

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
Our global pension expense in 2010 was $75.0 million compared to $32.7 million in 2009. Approximately 67 percent of our 2010 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2010 U.S. pension expense included the following: discount rate of 6.20 percent (compared to 6.75 percent for 2009); expected rate of return on plan assets of 8.00 percent (compared to 8.00 percent for 2009); and an assumed long-term compensation increase rate of 4.30 percent (compared to 4.20 percent for 2009).
We changed our measurement date in 2009 from June 30 to September 30 as required by U.S. GAAP. We recorded a reduction in retained earnings of $8.2 million ($5.3 million net of tax) in the fourth quarter of 2009 related to this change.
The Pension Protection Act of 2006 was signed into law in August 2006. The Internal Revenue Service (IRS) issued final guidance with respect to certain aspects of this law; and, our 2010 pension plan valuation has been completed based on the final guidance. Based on this valuation, no minimum contributions were required in 2010.
We estimate our pension expense will be approximately $90.9 million in 2011, an increase of approximately $15.9 million from 2010. For 2011, our U.S. discount rate will decrease to 5.60 percent. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. We have assumed a U.S. long-term compensation increase rate of 4.00 percent in 2011. We established this rate by analyzing all elements of compensation that are pension-eligible earnings. Our expected rate of return on U.S. plan assets will remain at 8.00 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plans’ invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The target allocations and ranges of expected return for our major categories of U.S. plan assets are as follows:

Asset Category	Target Allocations	Expected Return
Equity Securities	55%	9% – 10%
Debt Securities	40%	4% – 6%
Other	5%	6% – 11%
The financial markets rallied significantly in 2010, recovering some of the losses incurred during the financial crisis of 2008 and 2009. The plan’s Equity Securities return exceeded the expected return range in 2010, largely due to strong U.S. equity returns. The plan’s Debt Securities return also exceeded the expected return range in 2010, as lower market interest rates resulted in higher bond values. While the financial markets continue to experience volatility, we have not changed our expectation for long-term returns for the asset categories in which our plan assets are invested. Actual return for our portfolio of U.S. plan assets has approximated 8.00 percent annualized for the 15 years ended September 30, 2010, and has exceeded 9.00 percent annualized for the 20 years ended September 30, 2010.

The changes in our discount rate and return on plan assets have an inverse relationship with our net periodic benefit cost. The change in our discount rate also has an inverse relationship with our projected benefit obligation. The change in our compensation increase rate has a direct relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in benefit obligation and annual net periodic pension cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in	Change in
	Projected Benefit	Net Periodic Benefit
	Obligation	Cost
Discount rate	$80.8	$7.6
Return on plan assets	—	5.1
Compensation increase rate	16.8	3.7
More information regarding pension benefits is contained in Note 12 in the Financial Statements.
Other Postretirement Benefits
We estimate the costs and obligations for postretirement benefits other than pensions using assumptions, including the discount rate and, for plans other than our primary U.S. postretirement healthcare benefit program, expected trends in the cost for healthcare services. Changes in these assumptions and differences between the assumptions and actual experience will affect the amount of postretirement benefit expense recognized in future periods. The discount rate used to calculate our 2010 other postretirement benefits expense was 6.00 percent (compared to 6.50 percent in 2009). For 2011, the discount rate assumption for other postretirement benefit expense will decrease to 5.10 percent. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
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
Net periodic benefit cost in 2010 was $14.1 million compared to $15.8 million in 2009. We estimate net periodic benefit cost will be approximately $9.5 million in 2011.
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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $7.9 million.
Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of offset exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $135.9 million at September 30, 2010 and $116.1 million at September 30, 2009, of which $16.4 million at September 30, 2010 and $8.8 million at September 30, 2009 was included as an offset to accounts receivable.

Reserves for Litigation, Claims and Contingencies
We record liabilities for litigation, claims and contingencies when an obligation is probable and when we have a basis to reasonably estimate the value of an obligation. We also record liabilities for environmental matters based on estimates for known environmental remediation exposures. The liabilities include accruals for sites we currently own or operate or formerly owned or operated and third-party sites where we were determined to be a potentially responsible party. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites where we are the only responsible party, we record a liability for the total estimated costs of remediation. We do not discount future expenditures for environmental remediation obligations to their present value. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that remediation procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.
Our reserve for environmental matters was $37.1 million, net of related receivables of $25.0 million, at September 30, 2010 and $33.4 million, net of related receivables of $24.8 million, at September 30, 2009. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.
Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $17.6 million at September 30, 2010 and $16.8 million at September 30, 2009.
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
We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $7.9 million in other current liabilities and $22.7 million in other liabilities at September 30, 2010 and $2.9 million in other current liabilities and $23.9 million in other liabilities at September 30, 2009.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure is capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $20.6 million, of which $6.4 million and $11.1 million has been accrued in other current liabilities and $11.1 million and $11.3 million has been accrued in other liabilities at September 30, 2010 and 2009, respectively. A significant change in the costs or timing could have a significant effect on our estimates.
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
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. We recognized a $6.7 million decrease in shareowners’ equity as of October 1, 2008 related to a change in accounting for uncertain tax positions in accordance with changes in U.S. GAAP. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $66.3 million at September 30, 2010 and $116.7 million at September 30, 2009. The amount of net unrecognized tax benefits that would reduce our effective tax rate for continuing operations if recognized was $9.5 million at September 30, 2010 and $40.9 million at September 30, 2009. In addition, the amount of net unrecognized tax benefits that would be reported in discontinued operations if recognized was $5.7 million at September 30, 2010 and $26.7 million at September 30, 2009. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties were $26.6 million at September 30, 2010 and $27.6 million at September 30, 2009. We believe it is reasonably possible that the amount of net unrecognized tax benefits could be reduced by up to $29.7 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss, tax credit, and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $26.7 million at September 30, 2010 and $43.8 million at September 30, 2009 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more Carryforwards or certain temporary differences than currently expected.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $28.2 million and a liability of $20.4 million at September 30, 2010. We enter into these contracts with global financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to U.S. dollars. In 2010, the relative weakening of the U.S. dollar versus foreign currencies had a favorable impact on our revenues and results of operations, while in 2009 the relative strengthening of the U.S. dollar had an unfavorable impact. While future changes in foreign currency exchange rates are difficult to predict, our revenues and profitability may be adversely affected if the U.S. dollar strengthens relative to 2010 levels.
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
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2010 and 2009. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. We had no outstanding commercial paper or bank borrowings at September 30, 2010 and 2009. The weighted average interest rate on our commercial paper borrowings was 0.6 percent during 2009. Due to the low level of variable-rate borrowings in 2010 and 2009, interest rate changes would not have had a material impact on interest expense.
We had outstanding fixed rate long-term debt obligations with carrying values of $904.9 million at September 30, 2010 and $904.7 million at September 30, 2009. The fair value of this debt was $1,073.8 million at September 30, 2010 and $992.0 million at September 30, 2009. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$813.4	$643.8
Receivables	859.0	726.3
Inventories	603.3	436.4
Deferred income taxes	170.2	174.4
Other current assets	140.7	153.9

Total current assets	2,586.6	2,134.8

Property, net	536.9	532.5
Goodwill	912.5	913.2
Other intangible assets, net	217.3	230.9
Deferred income taxes	324.5	307.6
Prepaid pension	28.3	30.7
Other assets	142.2	156.0

Total	$4,748.3	$4,305.7

Liabilities and Shareowners’ Equity

Current Liabilities
Accounts payable	$435.7	$313.3
Compensation and benefits	300.1	148.9
Advance payments from customers and deferred revenue	184.9	159.1
Customer returns, rebates and incentives	119.5	107.3
Other current liabilities	182.1	218.6

Total current liabilities	1,222.3	947.2

Long-term debt	904.9	904.7
Retirement benefits	923.4	848.9
Other liabilities	237.3	288.5
Commitments and contingent liabilities (Note 17)

Shareowners’ Equity
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,344.2	1,304.8
Retained earnings	2,912.4	2,667.2
Accumulated other comprehensive loss	(841.2)	(727.5)
Common stock in treasury, at cost (shares held: 2010, 39.7; 2009, 39.3)	(2,136.4)	(2,109.5)

Total shareowners’ equity	1,460.4	1,316.4

Total	$4,748.3	$4,305.7

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Sales
Products and solutions	$4,357.9	$3,886.7	$5,159.8
Services	499.1	445.8	538.0

	4,857.0	4,332.5	5,697.8
Cost of sales
Products and solutions	(2,576.2)	(2,454.5)	(2,985.1)
Services	(344.4)	(308.5)	(372.0)

	(2,920.6)	(2,763.0)	(3,357.1)

Gross profit	1,936.4	1,569.5	2,340.7

Selling, general and administrative expenses	(1,323.3)	(1,228.0)	(1,482.1)
Other (expense) income (Note 15)	(8.4)	(6.7)	18.5
Interest expense	(60.5)	(60.9)	(68.2)

Income from continuing operations before income taxes	544.2	273.9	808.9
Income tax provision (Note 16)	(103.8)	(56.0)	(231.3)

Income from continuing operations	440.4	217.9	577.6

Income from discontinued operations (Note 13)	23.9	2.8	—

Net income	$464.3	$220.7	$577.6

Basic earnings per share:

Continuing operations	$3.09	$1.54	$3.94
Discontinued operations	0.17	0.02	—

Net income	$3.26	$1.56	$3.94

Diluted earnings per share:

Continuing operations	$3.05	$1.53	$3.89
Discontinued operations	0.17	0.02	—

Net income	$3.22	$1.55	$3.89

Weighted average outstanding shares:

Basic	142.0	141.6	146.5

Diluted	144.0	142.4	148.1

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2010	2009	2008
Continuing Operations:
Operating Activities:
Net income	$464.3	$220.7	$577.6
Income from discontinued operations	(23.9)	(2.8)	—

Income from continuing operations	440.4	217.9	577.6

Adjustments to arrive at cash provided by operating activities:
Depreciation	95.7	101.7	101.3
Amortization of intangible assets	31.6	32.4	35.2
Share-based compensation expense	36.3	27.8	32.5
Retirement benefit expense	89.1	48.5	44.0
Pension trust contributions	(181.2)	(28.8)	(39.2)
Deferred income taxes	57.5	14.7	(16.1)
Net loss (gain) on dispositions of securities and property	5.5	4.4	(5.0)
Income tax benefit from the exercise of stock options	0.6	0.1	0.2
Excess income tax benefit from share-based compensation	(16.1)	(2.4)	(4.6)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(131.7)	228.2	(16.0)
Inventories	(166.4)	127.5	(76.2)
Accounts payable	117.2	(101.1)	(49.0)
Compensation and benefits	143.9	(56.7)	15.4
Income taxes	(22.7)	(55.5)	(17.5)
Other assets and liabilities	(5.7)	(32.3)	14.2

Cash Provided by Operating Activities	494.0	526.4	596.8

Investing Activities:
Capital expenditures	(99.4)	(98.0)	(151.0)
Acquisition of businesses, net of cash acquired	—	(30.7)	(110.8)
Proceeds from sales of property and business	6.3	4.0	7.7
Proceeds from sales of available for sale securities and short-term investments	4.1	4.8	36.3
Purchases of short-term investments	—	(8.4)	—
Other investing activities	—	(4.1)	(2.9)

Cash Used for Investing Activities	(89.0)	(132.4)	(220.7)

Financing Activities:
Net repayments of short-term debt	—	(100.0)	(73.1)
Issuance of long-term debt	—	—	493.5
Repayments of long-term debt	—	—	(351.3)
Cash dividends	(173.6)	(164.5)	(170.2)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(118.8)	(53.5)	(359.1)
Proceeds from the exercise of stock options	35.2	11.3	13.2
Excess income tax benefit from the exercise of stock options	16.1	2.4	4.6
Other financing activities	(0.3)	(3.1)	(0.4)

Cash Used for Financing Activities	(241.4)	(307.4)	(442.8)

Effect of exchange rate changes on cash	6.8	(24.5)	30.7

Cash Provided by (Used for) Continuing Operations	170.4	62.1	(36.0)
Discontinued Operations:
Cash Used for Discontinued Operating Activities	(0.8)	(0.5)	(6.0)

Cash Used for Discontinued Operations	(0.8)	(0.5)	(6.0)

Increase (Decrease) in Cash	169.6	61.6	(42.0)
Cash and Cash Equivalents at Beginning of Year	643.8	582.2	624.2

Cash and Cash Equivalents at End of Year	$813.4	$643.8	$582.2

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Common Stock (no shares issued during years)
Beginning balance	$181.4	$216.4	$216.4
Retirement of treasury shares (Note 10)	—	(35.0)	—

Ending balance	181.4	181.4	216.4

Additional Paid-In Capital
Beginning balance	1,304.8	1,280.9	1,247.5
Income tax benefits from share-based compensation	16.7	2.5	4.8
Share-based compensation expense	35.8	27.2	32.3
Other	(13.1)	(5.8)	(3.7)

Ending balance	1,344.2	1,304.8	1,280.9

Retained Earnings
Beginning balance	2,667.2	4,486.1	4,098.1
Net income	464.3	220.7	577.6
Cash dividends (2010, $1.22 per share; 2009 and 2008, $1.16 per share)	(173.6)	(164.5)	(170.2)
Retirement of treasury shares (Note 10)	—	(1,846.0)	—
Shares delivered under incentive plans	(45.5)	(21.3)	(12.2)
Adjustment to adopt new accounting guidance related to defined benefit and postretirement plans, net of tax of $4.4 million (Note 12)	—	(7.8)	—
Adjustment to adopt new accounting guidance related to uncertain tax positions, gross of translation adjustment of $0.5 million	—	—	(7.2)

Ending balance	2,912.4	2,667.2	4,486.1

Accumulated Other Comprehensive Loss
Beginning balance	(727.5)	(319.0)	(169.7)
Other comprehensive loss	(113.7)	(408.5)	(149.3)

Ending balance	(841.2)	(727.5)	(319.0)

Treasury Stock
Beginning balance	(2,109.5)	(3,975.6)	(3,649.5)
Purchases	(120.0)	(50.0)	(355.1)
Retirement of treasury shares (Note 10)	—	1,881.0	—
Shares delivered under incentive plans	93.1	35.1	29.0

Ending balance	(2,136.4)	(2,109.5)	(3,975.6)

Total Shareowners’ Equity	$1,460.4	$1,316.4	$1,688.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2010	2009	2008
Net income	$464.3	$220.7	$577.6
Other comprehensive loss:
Unrecognized pension and postretirement benefit plan liabilities (net of tax benefit of $71.8, $193.8 and $89.5)	(126.6)	(360.3)	(151.3)
Currency translation adjustments	4.4	(53.2)	(0.3)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense of $5.0, $3.1 and $3.3)	8.3	4.8	4.9
Net change in unrealized gains and losses on investment securities, net of tax	0.2	0.2	(2.6)

Other comprehensive loss	(113.7)	(408.5)	(149.3)

Comprehensive income (loss)	$350.6	$(187.8)	$428.3

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
Receivables
We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $17.9 million at September 30, 2010 and $21.8 million at September 30, 2009. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $16.4 million at September 30, 2010 and $8.8 million at September 30, 2009.
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
We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 10 years for trademarks, 7 to 20 years for customer relationships, 3 to 17 years for technology and 3 to 30 years for other intangible assets.
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
Foreign Currency Translation
We translate assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates at the end of the respective period. We translate sales, costs and expenses at average exchange rates effective during the respective period. We report foreign currency translation adjustments as a component of other comprehensive loss. Currency transaction gains and losses are included in the results of operations in the period incurred.
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $198.9 million in 2010, $170.0 million in 2009 and $191.3 million in 2008. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.	Basis of Presentation and Accounting Policies — (Continued)
Income Taxes
We account for uncertain tax positions by determining whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more-likely-than-not recognition threshold, we determine the amount of benefit to recognize in the financial statements.
Earnings Per Share
Beginning in fiscal 2010, we changed our accounting for earnings per share (EPS) as a result of new accounting guidance issued by the Financial Accounting Standards Board (FASB). This resulted in a reduction in earnings per share of $0.01 in certain periods. The guidance requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
We present basic and diluted EPS amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2010 (4.9 million shares), 2009 (7.5 million shares) and 2008 (2.8 million shares) were excluded from the diluted EPS calculation.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2010	2009	2008

Income from continuing operations	$440.4	$217.9	$577.6
Less: Allocation to participating securities	(1.0)	(0.5)	(1.1)

Income from continuing operations available to common shareowners	$439.4	$217.4	$576.5

Income from discontinued operations	$23.9	$2.8	$—
Less: Allocation to participating securities	(0.1)	—	—

Income from discontinued operations available to common shareowners	$23.8	$2.8	$—

Net income	$464.3	$220.7	$577.6
Less: Allocation to participating securities	(1.1)	(0.5)	(1.1)

Net income available to common shareowners	$463.2	$220.2	$576.5

Basic weighted average outstanding shares	142.0	141.6	146.5
Effect of dilutive securities
Stock options	1.7	0.7	1.6
Performance shares	0.3	0.1	—

Diluted weighted average outstanding shares	144.0	142.4	148.1

Basic earnings per share:
Continuing operations	$3.09	$1.54	$3.94
Discontinued operations	0.17	0.02	—

Net income	$3.26	$1.56	$3.94

Diluted earnings per share:
Continuing operations	$3.05	$1.53	$3.89
Discontinued operations	0.17	0.02	—

Net income	$3.22	$1.55	$3.89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1.	Basis of Presentation and Accounting Policies — (Continued)
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
Environmental Matters
We record accruals for environmental matters in the period in which our responsibility is probable and the cost can be reasonably estimated. We make changes to the accruals in the periods in which the estimated costs of remediation change. At third-party environmental sites for which more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. At environmental sites for which we are the only responsible party, we record a liability for the total estimated costs of remediation. We do not discount to their present value future expenditures for environmental remediation obligations. If we determine that recovery from insurers or other third parties is probable, we record a receivable for the estimated recovery.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
Recent Accounting Pronouncements
In December 2009, the FASB issued new accounting guidance for how a company determines when an entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. We adopted this guidance effective October 1, 2010, and it will not have a material effect on our financial statements and related disclosures.
In June 2009, the FASB issued new guidance on accounting for transfers of financial assets that requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. We adopted this guidance effective October 1, 2010, and it will not have a material effect on our financial statements and related disclosures.
In December 2008, the FASB issued new accounting guidance that expands disclosures about plan assets of defined benefit pension or other postretirement plans. The expanded disclosures include how investment allocation decisions are made, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and significant concentrations of risk within plan assets. We adopted this guidance and expanded our relevant disclosures as of September 30, 2010. See Note 12.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.	Acquisitions and Divestitures
Acquisitions
In 2009, our Control Products & Solutions segment acquired the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Company Limited (Hengsheng). Hengsheng delivers automation solutions to the electrical power and other heavy process industries in central and western China. Our Control Products & Solutions segment also acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc. (Hinz). Hinz offers industrial control systems engineering and related support, with domain expertise in industrial automation, process control and power distribution for the oil and gas industry and other resource-based industries. The aggregate purchase price of these two acquisitions was $30.7 million. We recorded goodwill of $13.6 million and intangible assets of $8.8 million resulting from the final purchase price allocations of Hengsheng and Hinz. Intangible assets assigned include $6.3 million to customer relationships (10-year weighted average useful life), $1.2 million to technology (8-year weighted average useful life) and $1.3 million to other intangible assets (4-year weighted average useful life). We expect $5.9 million of the goodwill to be deductible for tax purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.	Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2010 and 2009 were (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2008	$396.6	$518.4	$915.0
Acquisition of businesses	—	14.2	14.2
Translation and other	(9.8)	(6.2)	(16.0)

Balance as of September 30, 2009	386.8	526.4	913.2
Translation and other	(1.3)	0.6	(0.7)

Balance as of September 30, 2010	$385.5	$527.0	$912.5

Other intangible assets consist of (in millions):

	September 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$160.1	$107.3	$52.8
Customer relationships	59.6	16.6	43.0
Technology	83.8	38.0	45.8
Trademarks	32.5	7.6	24.9
Other	23.6	16.5	7.1

Total amortized intangible assets	359.6	186.0	173.6
Intangible assets not subject to amortization	43.7	—	43.7

Total	$403.3	$186.0	$217.3

	September 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$140.9	$93.7	$47.2
Customer relationships	59.8	10.8	49.0
Technology	84.2	32.0	52.2
Trademarks	9.4	4.2	5.2
Other	24.3	14.2	10.1

Total amortized intangible assets	318.6	154.9	163.7
Intangible assets not subject to amortization	67.2	—	67.2

Total	$385.8	$154.9	$230.9

Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $13.6 million in 2010, $15.8 million in 2009 and $14.5 million in 2008.
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization. During 2010, we determined that the ICS TriplexTM trademark no longer has an indefinite life, and on January 1, 2010, we began amortizing the asset over its estimated useful life of 10 years using the straight-line method.
Estimated amortization expense is $34.1 million in 2011, $31.8 million in 2012, $25.6 million in 2013, $20.7 million in 2014 and $16.0 million in 2015.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment during the second quarter of 2010 and concluded these assets are not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.	Inventories
Inventories consist of (in millions):

	September 30,
	2010	2009

Finished goods	$244.2	$166.4
Work in process	144.1	109.1
Raw materials, parts, and supplies	215.0	160.9

Inventories	$603.3	$436.4

We report inventories net of the allowance for excess and obsolete inventory of $46.3 million at September 30, 2010 and $53.2 million at September 30, 2009.
5.	Property, net
Property consists of (in millions):

	September 30,
	2010	2009

Land	$4.8	$4.7
Buildings and improvements	270.4	276.7
Machinery and equipment	1,034.0	1,116.4
Internal-use software	352.9	324.8
Construction in progress	60.3	36.5

Total	1,722.4	1,759.1
Less accumulated depreciation	(1,185.5)	(1,226.6)

Property, net	$536.9	$532.5

6.	Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2010	2009
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.1)	(45.3)

Long-term debt	$904.9	$904.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.	Long-term and Short-term Debt — (Continued)
On March 16, 2009, we replaced our former five-year $600.0 million unsecured revolving credit facility with two new unsecured revolving credit facilities totaling $535.0 million, each with an individual borrowing limit of $267.5 million. One facility has a three-year term and the other facility had a 364-day term. On March 15, 2010, we replaced our former 364-day $267.5 million unsecured revolving credit facility with a new 364-day $300.0 million unsecured revolving credit facility, increasing our current borrowing capacity under the two facilities to $567.5 million. The new credit facility includes a term-out option that allows us to borrow, on March 14, 2011, up to $300.0 million as a term loan for one year. We have not drawn down under any of these credit facilities at September 30, 2010 or 2009. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2010 and 2009. Separate short-term unsecured credit facilities of approximately $135.3 million at September 30, 2010 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during fiscal 2010 and 2009 were not significant.
Our short-term debt obligations primarily relate to commercial paper borrowings. At September 30, 2010 and 2009 we had no commercial paper borrowings outstanding.
Interest payments were $59.4 million during 2010, $62.8 million during 2009 and $63.4 million during 2008.
7.	Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2010	2009

Unrealized losses on foreign exchange contracts (Note 9)	$18.9	$19.1
Product warranty obligations (Note 8)	37.3	32.1
Taxes other than income taxes	33.3	30.3
Accrued interest	15.6	15.6
Restructuring and special items (Note 14)	9.9	60.8
Income taxes payable	20.6	—
Other	46.5	60.7

Other current liabilities	$182.1	$218.6

8.	Product Warranty Obligations
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
Changes in product warranty obligations are (in millions):

	September 30,
	2010	2009

Balance at beginning of period	$32.1	$33.5
Warranties recorded at time of sale	41.0	33.2
Adjustments to pre-existing warranties	(1.8)	(1.1)
Settlements of warranty claims	(34.0)	(33.5)

Balance at end of period	$37.3	$32.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.	Derivative Instruments and Fair Value Measurement
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to offset changes in the amount of future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We also enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities.
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
It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. All forward exchange contracts are denominated in currencies of major industrial countries. We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2010. The notional values of our forward exchange contracts outstanding at September 30, 2010 were $718.1 million, of which $375.3 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar, British pound sterling and euro.
U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		September 30,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Forward exchange contracts	Other current assets	$9.9	$4.1
Forward exchange contracts	Other assets	2.7	1.7
Forward exchange contracts	Other current liabilities	(8.5)	(12.2)
Forward exchange contracts	Other liabilities	(1.5)	(3.6)

Total		$2.6	$(10.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.	Derivative Instruments and Fair Value Measurement — (Continued)

		Fair Value (Level 2)
		September 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009

Forward exchange contracts	Other current assets	$15.6	$20.9
Forward exchange contracts	Other assets	—	9.7
Forward exchange contracts	Other current liabilities	(10.4)	(6.9)
Forward exchange contracts	Other liabilities	—	(5.8)

Total		$5.2	$17.9

The pre-tax amount of gains (losses) recorded in other comprehensive loss related to forward exchange contracts designated as cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	2010	2009	2008
Forward exchange contracts	$9.0	$12.0	$(17.5)
Approximately $1.5 million ($1.0 million net of tax) of net unrealized gains on cash flow hedges as of September 30, 2010 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was:

	2010	2009	2008
Sales	$(2.2)	$7.2	$0.1
Cost of sales	(2.2)	(3.1)	(25.8)

Total	$(4.4)	$4.1	$(25.7)

The amount recognized in earnings as a result of ineffective cash flow hedges was not significant.
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations during the periods presented was:

	2010	2009	2008
Other (expense) income	$(15.8)	$11.7	$3.3
Cost of sales	(0.4)	(0.1)	—

Total	$(16.2)	$11.6	$3.3

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

	September 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$904.9	$1,073.8	$904.7	$992.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.	Shareowners’ Equity
Common Stock
At September 30, 2010, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. In 2009, we retired 35 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued. At September 30, 2010, 19.8 million shares of common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2010	2009	2008

Beginning balance	142.1	143.2	149.4
Treasury stock purchases	(2.2)	(1.7)	(6.7)
Shares delivered under incentive plans	1.8	0.6	0.5

Ending balance	141.7	142.1	143.2

During September 2010, we repurchased 19,700 shares of common stock for $1.2 million that did not settle until October 2010. During September 2008, we repurchased 0.1 million shares of common stock for $3.5 million that did not settle until October 2008. These outstanding purchases were recorded in accounts payable at September 30, 2010 and 2008.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2010	2009
Unrecognized pension and postretirement benefit plan liabilities (Note 12)	$(854.9)	$(728.3)
Accumulated currency translation adjustments	12.1	7.7
Net unrealized gains (losses) on cash flow hedges	1.3	(7.0)
Unrealized gains on investment securities	0.3	0.1

Accumulated other comprehensive loss	$(841.2)	$(727.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation
During 2010, 2009 and 2008 we recognized $36.3 million, $27.8 million and $32.5 million in share-based compensation expense, respectively. The total income tax benefit related to share-based compensation was $11.9 million during 2010, $9.1 million during 2009 and $11.0 million during 2008. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2010, total unrecognized compensation cost related to share-based compensation awards was $33.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.
Our 2008 Long-Term Incentives Plan, as amended (2008 Plan), authorizes us to deliver up to 11.2 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2008 Plan or our 2000 Long-Term Incentives Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2008 Plan. Approximately 6.7 million shares under our 2008 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2010. After September 30, 2010, 0.1 million potential shares to be delivered under performance share awards were cancelled under the 2000 Plan and are now available for future awards under the 2008 Plan. We use treasury stock to deliver shares of our common stock under these plans. Our 2008 Plan does not permit share-based compensation awards to be granted after February 6, 2018.
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2010, 2009 and 2008 was $13.59, $7.75 and $17.57, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2010	2009	2008
Average risk-free interest rate	2.15%	1.63%	3.34%
Expected dividend yield	3.16%	2.47%	1.78%
Expected volatility	0.41	0.35	0.28
Expected term (years)	5.5	5.4	5.3
The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using daily historical volatility of our stock price over the most recent five-year period as of the grant date. We determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation — (Continued)
A summary of stock option activity for the years ended September 30, 2010, 2009 and 2008 is:

				Aggregate
			Wtd. Avg.	Intrinsic Value
		Wtd. Avg.	Remaining	of In-The-Money
	Shares	Exercise	Contractual	Options
	(in thousands)	Price	Term (years)	(in millions)

Outstanding at September 30, 2007	7,363	$38.17
Granted	1,580	67.68
Exercised	(474)	27.43
Forfeited	(201)	61.43

Outstanding at September 30, 2008	8,268	43.86	6.1	$51.6

Vested or expected to vest at September 30, 2008	8,125	43.49	6.1	51.6

Exercisable at September 30, 2008	5,665	34.14	5.0	51.6

Outstanding at September 30, 2008	8,268	43.86
Granted	2,802	29.33
Exercised	(557)	20.24
Forfeited	(217)	49.84
Cancelled	(247)	51.64

Outstanding at September 30, 2009	10,049	40.77	6.4	90.8

Vested or expected to vest at September 30, 2009	9,660	40.75	6.3	87.2

Exercisable at September 30, 2009	6,105	40.50	4.9	55.1

Outstanding at September 30, 2009	10,049	40.77
Granted	2,169	46.17
Exercised	(1,579)	23.15
Forfeited	(173)	42.97
Cancelled	(115)	61.97

Outstanding at September 30, 2010	10,351	44.34	6.5	190.2

Vested or expected to vest at September 30, 2010	9,939	44.45	6.4	181.6

Exercisable at September 30, 2010	6,081	46.21	5.1	101.8

The table below presents stock option activity for years ended September 30, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Total intrinsic value of stock options exercised	$49.7	$7.4	$16.6
Cash received from stock option exercises	35.2	11.3	13.2
Income tax benefit from share-based compensation	16.7	2.5	4.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation — (Continued)
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of the S&P 500 over a three-year period. A summary of performance share activity for the years ended September 30, 2010, 2009, and 2008 is as follows:

Shares
(in thousands)
Outstanding at September 30, 2007	206
Granted	121
Forfeited	(20)

Outstanding at September 30, 2008	307
Granted	192
Forfeited	(15)
Vested	(108)

Outstanding at September 30, 2009	376
Granted	146
Forfeited	(14)
Vested	(82)

Outstanding at September 30, 2010	426

Maximum potential shares to be delivered in payment under the fiscal 2010 and 2009 awards are 284,400 shares and 360,000 shares, respectively. There will be a 42 percent payout of the target number of shares awarded in fiscal 2008, with a maximum of 43,767 shares to be delivered in payment under the awards in December 2010. There was a 13 percent payout of the target number of shares awarded in fiscal 2007, with 10,618 shares delivered in payment under the awards in December 2009.
The per share fair value of performance share awards granted during the year ended September 30, 2010, 2009 and 2008 were $54.81, $31.82 and $70.32, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2010	2009	2008
Average risk-free interest rate	1.22%	1.46%	3.35%
Expected dividend yield	2.51%	2.47%	1.70%
Expected volatility (Rockwell Automation)	0.48	0.40	0.27
The average risk-free interest rate is based on the three-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. The expected volatilities were determined using daily historical volatility for the most recent three-year period as of the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.	Share-Based Compensation — (Continued)
Restricted Stock and Restricted Stock Units
We grant restricted stock to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on restricted stock generally lapse over periods ranging from one to five years. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant.
A summary of restricted stock and restricted stock unit activity for the years ended September 30, 2010, 2009 and 2008 is as follows:

	Restricted
	Stock and	Wtd. Avg.
	Restricted	Grant Date	Aggregate
	Stock Units	Share	Intrinsic Value
	(in thousands)	Fair Value	(in millions)
Outstanding at September 30, 2007	211	$52.05	$14.7
Granted	72	66.40
Vested	(26)	59.04
Forfeited	(19)	58.50

Outstanding at September 30, 2008	238	56.03	8.9
Granted	92	29.38
Vested	(60)	57.20
Forfeited	(10)	52.72

Outstanding at September 30, 2009	260	45.47	11.1
Granted	148	43.76
Vested	(105)	45.37
Forfeited	(9)	48.02

Outstanding at September 30, 2010	294	44.56	18.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and will range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our UK pension plan to employees hired after September 30, 2010 and these employee are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by this change. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we have in 2010. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
In 2008 we used an actuarial measurement date of June 30 to measure our benefit obligations, plan assets and to calculate our net periodic benefit cost for pension and other postretirement benefits. In 2009, we changed our measurement date to September 30 as required by U.S. GAAP. We recorded a reduction in retained earnings of $12.2 million ($7.8 million net of tax) in the fourth quarter of 2009 related to this change.
The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2010	2009	2008	2010	2009	2008

Service cost	$68.7	$56.0	$58.0	$3.8	$3.6	$3.9
Interest cost	159.7	154.7	149.7	12.5	13.3	13.8
Expected return on plan assets	(192.1)	(191.5)	(193.5)	—	—	—
Amortization:
Prior service credit	(3.8)	(3.7)	(4.5)	(10.6)	(10.6)	(14.7)
Net transition obligation	0.4	0.3	0.4	—	—	—
Net actuarial loss	42.1	16.9	18.5	8.4	9.5	12.4

Net periodic benefit cost	$75.0	$32.7	$28.6	$14.1	$15.8	$15.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009
Benefit obligation at beginning of year	$2,806.9	$2,506.9	$218.8	$215.6
Service cost	68.7	56.0	3.8	3.6
Interest cost	159.7	154.7	12.5	13.3
Actuarial losses (gains)	233.0	195.5	(13.4)	(4.9)
Plan amendments	30.4	—	—	—
Curtailment loss (gain)	0.5	(1.4)	—	—
Settlement gain	—	(1.2)	—	—
Plan participant contributions	4.8	6.6	10.4	8.9
Benefits paid	(140.5)	(156.2)	(23.4)	(21.5)
Change in measurement date	—	54.2	—	4.2
Currency translation and other	16.2	(8.2)	0.6	(0.4)

Benefit obligation at end of year	3,179.7	2,806.9	209.3	218.8

Plan assets at beginning of year	2,207.8	2,472.1	—	—
Actual return on plan assets	213.8	(141.9)	—	—
Company contributions	181.2	35.8	13.0	12.6
Plan participant contributions	4.8	6.6	10.4	8.9
Benefits paid	(140.5)	(156.2)	(23.4)	(21.5)
Settlement loss	—	(1.4)	—	—
Change in measurement date	—	2.8	—	—
Currency translation and other	19.5	(10.0)	—	—

Plan assets at end of year	2,486.6	2,207.8	—	—

Funded status of plans	$(693.1)	$(599.1)	$(209.3)	$(218.8)

Net amount on balance sheet consists of:
Prepaid pension	$28.3	$30.7	$—	$—
Compensation and benefits	(8.8)	—	(17.9)	(18.8)
Retirement benefits	(712.6)	(629.8)	(191.4)	(200.0)

Net amount on balance sheet	$(693.1)	$(599.1)	$(209.3)	$(218.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2010 and 2009 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

			Other Postretirement
	Pension		Benefits
	2010	2009	2010	2009
Prior service credit	$(3.3)	$(23.9)	$(35.0)	$(41.6)
Net actuarial loss	834.4	721.2	58.6	72.1
Net transition obligation	0.2	0.5	—	—

Total	$831.3	$697.8	$23.6	$30.5

During 2010, we recognized prior service credits of $15.5 million ($9.6 million net of tax), net actuarial losses of $50.5 million ($32.2 million net of tax) and a net transition obligation of $0.7 million ($0.4 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2009. In 2011 we expect to recognize prior service credits of $13.1 million ($8.3 million net of tax), net actuarial losses of $70.0 million ($44.4 million net of tax) and a net transition obligation of $0.6 million ($0.4 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2010.
In 2010 we made a discretionary pre-tax contribution of $150.0 million to our U.S. qualified pension plan trust.
The accumulated benefit obligation for our pension plans was $2,968.8 million and $2,610.5 million at September 30, 2010 and 2009, respectively.
Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

				Other Postretirement
	Pension Benefits			Benefits
	September 30,			September 30,
	2010	2009	2008	2010	2009	2008

U.S. Plans

Discount rate	6.20%	6.75%	6.50%	6.00%	6.50%	6.25%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Compensation increase rate	4.30%	4.20%	4.15%	—	—	—

Non-U.S. Plans

Discount rate	4.67%	5.49%	4.98%	5.00%	6.00%	5.25%
Expected return on plan assets	6.18%	6.30%	6.38%	—	—	—
Compensation increase rate	2.88%	3.01%	2.87%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations are (in weighted averages):

			Other Postretirement
	Pension Benefits		Benefits
	September 30,		September 30,
	2010	2009	2010	2009
U.S. Plans

Discount rate	5.60%	6.20%	5.10%	6.00%
Compensation increase rate	4.00%	4.30%	—	—
Healthcare cost trend rate(1)	—	—	9.00%	9.50%

Non-U.S. Plans

Discount rate	4.14%	4.67%	4.75%	5.00%
Compensation increase rate	3.09%	2.88%	—	—
Healthcare cost trend rate(2)	—	—	7.56%	8.00%

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
In determining the expected long-term rate of return on assets assumption, we consider actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. This resulted in the selection of the weighted average long-term rate of return on assets assumption. Our global weighted-average asset allocations at September 30, by asset category, are:

	Allocation	Target	September 30,
Asset Category	Range	Allocation	2010	2009
Equity Securities	40% - 65%	56%	56%	52%
Debt Securities	35% - 50%	40%	40%	39%
Other	0% - 20%	4%	4%	9%
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
As of September 30, 2010 and 2009, our pension plans do not own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2010 and 2009.
Common stock — Valued at the closing price reported on the active market on which the individual securities are traded.
Corporate debt — Valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such credit and liquidity risks.
Government securities — Valued at the most recent closing price reported on the active market on which the individual securities are traded.
Common collective trusts and registered investment companies — Valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.
Private equity investments — Valued at the estimated fair value, as determined by the respective investment company, based on the net asset value of the investment units held at year end which is subject to judgment.
Other — Consists of insurance contracts or non-U.S. investments held with insurance companies, other fixed income investments, and real estate. Insurance contracts are valued at the aggregate amount of accumulated contribution and investment income less amounts used to make benefit payments and administrative expenses which approximates fair value. Investments held with insurance companies and other fixed income investments are valued at the most recent closing price reported on the active market on which the individual securities are traded.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. The following table presents our pension plans’ investments measured at fair value. Refer to Note 9 for further information regarding levels in the fair value hierarchy.
Investments at Fair Value as of September 30, 2010

	Level 1	Level 2	Level 3	Total

Cash	$71.6	$—	$—	$71.6
Common stock	573.0	—	—	573.0
Corporate debt	—	363.1	—	363.1
Government securities	222.1	—	—	222.1
Common collective trusts	—	803.5	—	803.5
Registered investment companies	—	326.9	—	326.9
Private equity investments	—	—	62.2	62.2
Other	—	23.5	40.7	64.2

Total plan investments	$866.7	$1,517.0	$102.9	$2,486.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.	Retirement Benefits — (Continued)
The table below sets forth a summary of changes in fair market value of our pension plans’ level 3 assets for the year ended September 30, 2010.

				Purchases,
	Balance			sales,	Balance
	October 1,	Realized	Unrealized	issuances, and	September 30,
	2009	gain	gain	settlements, net	2010

Private equity investments	$43.1	$1.2	$6.8	$11.1	$62.2
Other	39.7	—	0.5	0.5	40.7

	$82.8	$1.2	$7.3	$11.6	$102.9

Estimated Future Payments
We expect to contribute approximately $36 million related to our worldwide pension plans and $18 million to our postretirement benefit plans in 2011.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

		Other
	Pension Benefits	Postretirement Benefits
2011	$182.7	$18.4
2012	193.0	18.4
2013	191.1	18.2
2014	194.8	18.0
2015	198.7	17.6
2016 – 2020	1,090.6	75.9
Other Postretirement Benefits
A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease
	2010	2009	2010	2009
Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.2)	$(0.2)

Increase (decrease) to postretirement benefit obligation	2.3	2.0	(1.9)	(1.9)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2010 and 2009 are as follows (in millions):

	2010	2009
Projected benefit obligation	$2,912.9	$2,532.7
Accumulated benefit obligation	2,711.4	2,346.7
Fair value of plan assets	2,195.7	1,910.3
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $23.3 million in 2010, $30.5 million in 2009, and $33.3 million in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.	Discontinued Operations
During 2010, we recorded a $21.3 million tax benefit as a result of the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and repair services businesses. We also recorded a net $2.6 million after-tax benefit relating to changes in estimate for environmental and legal matters of our divested businesses.
During 2009, we recorded a benefit of $4.5 million ($2.8 million net of tax) related to a change in estimate for legal contingencies associated with the former Rockwell International Corporation’s (RIC’s) operation of the Rocky Flats facility for the U.S. Department of Energy.
14.	Restructuring Charges and Special Items
During 2010, we recorded accrual adjustments of $8.1 million primarily related to severance accruals as employee attrition differed from our original estimates. We recorded the adjustments as a $5.0 million benefit to selling, general and administrative expenses and a $3.1 million benefit to cost of sales. We currently anticipate that the remaining accrual balance of $9.9 million will be paid over the next 12 months.
During 2009, we recorded restructuring charges of $60.4 million ($41.8 million after tax, or $0.29 per diluted share) related to actions designed to better align our cost structure with then-current economic conditions. The majority of the charges related to severance benefits recognized pursuant to our severance policy and local statutory requirements. In the Consolidated Statement of Operations for the year ended September 30, 2009, we recorded $21.0 million of the restructuring charges in cost of sales, and we recorded $39.4 million in selling, general and administrative expenses. We expect total cash expenditures associated with these actions to be approximately $50.7 million.
During 2008, we recorded special items of $50.7 million ($34.0 million after tax, or $0.23 per diluted share) related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of current and anticipated market conditions. This charge was partially offset by the reversal of $4.0 million ($3.6 million after tax, or $0.02 per diluted share) of severance accruals established as part of our 2007 restructuring actions, as employee attrition differed from our original estimates. The 2008 restructuring actions included workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units. The majority of the charges related to severance benefits recognized pursuant to our severance policy and local statutory requirements. In the Consolidated Statement of Operations for the year ended September 30, 2008, we recorded $4.1 million of the special items in cost of sales, while $46.6 million was recorded in selling, general and administrative expenses.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.	Restructuring Charges and Special Items (continued)
The following tables set forth a summary of restructuring activities during 2010 and 2009 respectively (in millions):

				Non-Cash
	September 30,			Activity	September 30,
	2009		Accrual	and	2010
Actions	Accrual	Payments	Adjustments	Currency	Accrual

2007 — Manufacturing Globalization
Employee severance benefits	$9.1	$(3.5)	$(3.1)	$(0.4)	$2.1

2008 — Reduce Cost Structure for Anticipated Market Conditions
Employee severance benefits	5.0	(3.5)	(0.6)	0.1	1.0

2009 — Reduce Cost Structure for Global Recession
Employee severance benefits	35.7	(23.1)	(4.4)	(1.4)	6.8
Asset impairments	8.8	—	—	(8.8)	—
Lease exit costs	2.2	(2.0)	—	(0.2)	—

Total	$60.8	$(32.1)	$(8.1)	$(10.7)	$9.9

					Non-Cash
	September 30,				Activity	September 30,
	2008			Accrual	and	2009
Actions	Accrual	Charges	Payments	Adjustments	Currency	Accrual

2007 — Manufacturing Globalization
Employee severance benefits	$14.9	$—	$(5.9)	$—	$0.1	$9.1
Lease exit costs	0.9	—	(0.9)	—	—	—

2008 — Reduce Cost Structure for Anticipated Market Conditions
Employee severance benefits	50.0	—	(39.0)	(4.0)	(2.0)	5.0
Contract termination costs	0.7	—	(0.7)	—	—	—

2009 — Reduce Cost Structure for Global Recession
Employee severance benefits	—	48.4	(16.1)	—	3.4	35.7
Asset impairments	—	9.7	—	—	(0.9)	8.8
Lease exit costs	—	2.3	—	—	(0.1)	2.2

Total	$66.5	$60.4	$(62.6)	$(4.0)	$0.5	$60.8

15.	Other (Expense) Income
The components of other (expense) income are (in millions):

	2010	2009	2008

Net (loss) gain on dispositions of securities and property	$(5.5)	$(4.4)	$5.0
Interest income	5.0	9.6	28.1
Royalty income	2.4	3.7	3.7
Environmental charges	(5.9)	(4.5)	(1.7)
Gains (losses) on deferred compensation plans	1.3	(0.7)	(5.0)
Other	(5.7)	(10.4)	(11.6)

Other (expense) income	$(8.4)	$(6.7)	$18.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes
Selected income tax data from continuing operations (in millions):

	2010	2009	2008
Components of income before income taxes:
United States	$144.9	$64.7	$459.9
Non-United States	399.3	209.2	349.0

Total	$544.2	$273.9	$808.9

Components of the income tax provision:
Current:
United States	$9.7	$15.8	$152.0
Non-United States	36.7	42.3	91.4
State and local	(0.1)	(16.8)	4.0

Total current	46.3	41.3	247.4

Deferred:
United States	41.2	11.0	(13.0)
Non-United States	13.1	1.9	(3.0)
State and local	3.2	1.8	(0.1)

Total deferred	57.5	14.7	(16.1)

Income tax provision	$103.8	$56.0	$231.3

Total income taxes paid	$100.7	$115.2	$265.8

Income taxes paid included $7.9 million during 2008 related to the gain on sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.
During 2010, we recognized discrete tax benefits of $27.2 million primarily related to the favorable resolution of tax matters, partially offset by discrete tax expenses of $9.6 million primarily related to the impact of a change in Mexican tax law and interest related to unrecognized tax benefits.
During 2009, we recognized discrete tax benefits of $20.5 million related to the retroactive extension of the U.S. federal research tax credit, the resolution of a contractual tax obligation and various state tax matters, partially offset by discrete tax expenses of $4.2 million related to a non-U.S. subsidiary.
During 2008, income from continuing operations included a benefit of $5.6 million related to the resolution of various tax matters and claims.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.3	(1.2)	0.6
Non-United States taxes	(12.8)	(9.4)	(5.5)
Foreign tax credit utilization	1.3	0.4	(0.5)
Employee stock ownership plan benefit	(0.4)	(0.8)	(0.3)
Reversal of valuation allowances	(3.2)	—	(0.5)
Domestic manufacturing deduction	(0.2)	(1.1)	(0.6)
Resolution of prior period tax matters	(4.1)	(7.8)	(0.7)
Other	3.2	5.3	1.1

Effective income tax rate	19.1%	20.4%	28.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes — (Continued)
Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2010	2009
Current deferred income tax assets:
Compensation and benefits	$22.0	$15.3
Product warranty costs	14.0	10.7
Inventory	50.8	42.2
Allowance for doubtful accounts	14.6	11.0
Deferred credits	10.5	29.2
Returns, rebates and incentives	34.2	28.6
Self-insurance reserves	2.5	2.1
Restructuring reserves	2.4	11.7
Net operating loss carryforwards	1.6	1.6
U.S. federal tax credit carryforwards	0.7	—
State tax credit carryforwards	0.3	—
Other — net	16.6	22.0

Current deferred income tax assets	170.2	174.4

Long-term deferred income tax assets (liabilities):
Retirement benefits	$316.9	$286.7
Property	(75.5)	(70.4)
Intangible assets	(24.0)	(19.5)
Environmental reserves	12.9	11.1
Share-based compensation	36.9	30.3
Self-insurance reserves	6.2	7.6
Deferred gains	4.3	4.8
Net operating loss carryforwards	44.2	47.6
Capital loss carryforwards	11.7	24.2
U.S. federal tax credit carryforwards	1.5	4.7
State tax credit carryforwards	2.5	2.1
Other — net	13.6	22.2

Subtotal	351.2	351.4
Valuation allowance	(26.7)	(43.8)

Net long-term deferred income tax assets	324.5	307.6

Total deferred income tax assets	$494.7	$482.0

Total deferred tax assets were $627.1 million at September 30, 2010 and $616.5 million at September 30, 2009. Total deferred tax liabilities were $105.7 million at September 30, 2010 and $90.7 million at September 30, 2009.
We have not provided U.S. deferred taxes for any portion of $1,653.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes — (Continued)
Tax attributes and related valuation allowances at September 30, 2010 are (in millions):

	Tax		Carryforward
	Benefit	Valuation	Period
Tax Attribute to be Carried Forward	Amount	Allowance	Ends

Non-United States net operating loss carryforward	$7.6	$5.1	2012-2020
Non-United States net operating loss carryforward	14.4	6.8	Indefinite
Non-United States capital loss carryforward	11.7	11.7	Indefinite
United States net operating loss carryforward	10.1	—	2019-2027
United States tax credit carryforward	2.2	—	2018-2030
State and local net operating loss carryforward	13.7	—	2011-2030
State tax credit carryforward	2.8	—	2011-2026

Subtotal — tax carryforwards	62.5	23.6
Other deferred tax assets	3.1	3.1	Indefinite

Total	$65.6	$26.7

The valuation allowance decreased $17.1 million in 2010 primarily due to the utilization of a non-U.S. capital loss carryforward and decreased $1.3 million in 2009.
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
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2010	2009
Balance at beginning of year	$116.7	$125.8
Additions based on tax positions related to the current year	6.3	15.3
Additions based on tax positions related to prior years	1.0	2.2
Reductions based on tax positions related to prior years	(12.0)	(8.1)
Reductions related to settlements with taxing authorities	(44.0)	(13.3)
Reductions related to lapses of statute of limitations	(3.7)	(3.9)
Effect of foreign currency translation	2.0	(1.3)

Balance at end of year	$66.3	$116.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16.	Income Taxes — (Continued)
Gross unrecognized tax benefits and offsetting tax benefits primarily consisting of tax receivables and deposits recorded in other assets were (in millions):

	September 30, 2010
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net

Amounts that would reduce tax provision:
Continuing operations	$57.5	$(48.0)	$9.5
Discontinued operations	8.8	(3.1)	5.7

Total	$66.3	$(51.1)	$15.2

	September 30, 2009
	Gross
	Unrecognized	Offsetting
	Tax Benefits	Tax Benefits	Net

Amounts that would reduce tax provision:
Continuing operations	$85.2	$(44.3)	$40.9
Discontinued operations	31.5	(4.8)	26.7

Total	$116.7	$(49.1)	$67.6

During 2010, the amount of unrecognized tax benefits decreased by $28.0 million ($26.9 million net of offsetting tax benefits) as a result of the resolution of domestic and international tax matters. Of that amount, $21.1 million ($20.0 million net of offsetting tax benefits) related to the discontinued Dodge mechanical and Reliance Electric motors and repair services businesses and did not impact continuing operations.
During the next 12 months, we believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $29.7 million and the amount of offsetting tax benefits could be reduced by up to $30.1 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $24.9 million and $1.7 million at September 30, 2010 and $25.8 million and $1.8 million at September 30, 2009, respectively. We recognized $4.4 million of interest and $0.2 million of penalties during 2010.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2007 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
We have been designated as a potentially responsible party at 15 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2010 to be $10.7 million, of which $4.8 million has been accrued.
Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2010, we have estimated the total reasonably possible costs we could incur from these matters to be $107.3 million. We have recorded environmental accruals for these matters of $33.9 million. In addition to the above matters, we retained ownership of Federal Pacific Electric (FPE) following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. Certain liabilities of FPE are substantially indemnified by ExxonMobil Corporation. At September 30, 2010, FPE has recorded a liability of $23.3 million and a receivable of $22.2 million for these matters, which liability and receivable are included in our Consolidated Balance Sheet. We estimate the total reasonably possible costs that could be incurred by FPE for these matters to be $31.4 million.
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
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. At September 30, 2010, we have recorded liabilities for these asset retirement obligations of $7.9 million in other current liabilities and $22.7 million in other liabilities. We recorded $2.9 million in other current liabilities and $23.9 million in other liabilities for these obligations at September 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17.	Commitments and Contingent Liabilities — (Continued)
Lease Commitments
Rental expense was $106.0 million in 2010, $114.7 million in 2009 and $116.3 million in 2008. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $341.5 million as of September 30, 2010 and are payable as follows (in millions):

2011	$71.7
2012	57.1
2013	42.4
2014	34.1
2015	27.4
Beyond 2015	108.8

Total	$341.5

Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $2.2 million as of September 30, 2010 and are receivable through 2016 at approximately $0.4 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
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
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, including certain damages pertaining to the Foreign Corrupt Practices Act, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $20.6 million, of which $6.4 million has been accrued in other current liabilities and $11.1 million has been accrued in other liabilities at September 30, 2010. We recorded $11.1 million and $11.3 million in other current liabilities and other liabilities, respectively, at September 30, 2009 for these indemnifications.
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
Architecture & Software
The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling the customer’s industrial processes and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products including:
•
Control platforms that perform multiple control disciplines and monitoring of applications, including discrete, batch, continuous process, drives control, motion control and machine safety control. Our platform products include controllers, electronic operator interface devices, electronic input/output devices, communication and networking products and industrial computers. The information-enabled Logix controllers provide integrated multi-discipline control that is modular and scaleable.

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
Control Products & Solutions
The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application knowledge and project management necessary to implement an automation or information solution on the plant floor and total life-cycle customer support and maintenance. This comprehensive portfolio includes:
•
Low and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, contactors, push buttons, signaling devices, termination and protection devices, relays and timers and condition sensors.

•
Solutions ranging from value-added packaged solutions such as configured drives and motor control centers to automation and information solutions where we provide design and integration for custom-engineered hardware and software systems primarily for manufacturing applications.

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, customized safety solutions, asset management, training and predictive and preventative maintenance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18.	Business Segment Information — (Continued)
The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2010	2009	2008
Sales:
Architecture & Software	$2,115.0	$1,723.5	$2,419.7
Control Products & Solutions	2,742.0	2,609.0	3,278.1

Total	$4,857.0	$4,332.5	$5,697.8

Segment operating earnings:
Architecture & Software	$475.4	$223.0	$584.7
Control Products & Solutions	241.8	206.7	440.5

Total (a)	717.2	429.7	1,025.2

Purchase accounting depreciation and amortization	(18.9)	(18.6)	(24.2)
General corporate-net	(93.6)	(80.3)	(77.2)
Interest expense	(60.5)	(60.9)	(68.2)
Special items	—	4.0	(46.7)

Income from continuing operations before income taxes	$544.2	$273.9	$808.9

(a)	Segment operating earnings in 2009 includes restructuring charges of $60.4 million. See Note 14 for more information.
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
The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2010	2009	2008
Identifiable assets:
Architecture & Software	$1,238.8	$1,157.2	$1,337.9
Control Products & Solutions	1,897.1	1,723.5	1,929.7
Corporate	1,612.4	1,425.0	1,326.0

Total	$4,748.3	$4,305.7	$4,593.6

Depreciation and amortization:
Architecture & Software	$54.0	$59.6	$51.1
Control Products & Solutions	54.3	55.2	60.1
Corporate	0.1	0.7	1.1

Total	108.4	115.5	112.3
Purchase accounting depreciation and amortization	18.9	18.6	24.2

Total	$127.3	$134.1	$136.5

Capital expenditures for property:
Architecture & Software	$33.0	$15.7	$34.1
Control Products & Solutions	26.6	25.8	34.4
Corporate	39.8	56.5	82.5

Total	$99.4	$98.0	$151.0

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $293.2 million, $204.4 million and $198.3 million at September 30, 2010, 2009 and 2008, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $39.1 million, $56.2 million and $82.3 million in 2010, 2009 and 2008, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2010	2009	2008	2010	2009	2008

United States	$2,456.2	$2,209.2	$2,850.8	$424.9	$413.7	$416.4
Canada	321.0	257.1	396.4	9.7	10.2	12.4
Europe, Middle East and Africa	987.3	962.1	1,319.0	40.3	43.7	53.0
Asia-Pacific	724.3	579.3	717.2	34.2	38.7	43.7
Latin America	368.2	324.8	414.4	27.8	26.2	28.3

Total	$4,857.0	$4,332.5	$5,697.8	$536.9	$532.5	$553.8

We attribute sales to the geographic regions based on the country of destination.
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in 2010, 2009 and 2008 were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.	Quarterly Financial Information (Unaudited)

	2010 Quarters
	First	Second	Third	Fourth	2010
	(in millions, except per share amounts)

Sales	$1,067.5	$1,164.5	$1,268.1	$1,356.9	$4,857.0
Gross profit	426.8	473.1	507.3	529.2	1,936.4
Income from continuing operations before income taxes	97.3	133.6	155.5	157.8	544.2
Income from continuing operations	77.8	111.9	119.4	131.3	440.4
(Loss) income from discontinued operations (a)	(1.2)	25.1	—	—	23.9
Net income	76.6	137.0	119.4	131.3	464.3
Basic earnings per share:
Continuing operations	0.55	0.78	0.84	0.93	3.09
Discontinued operations (a)	(0.01)	0.18	—	—	0.17
Net income	0.54	0.96	0.84	0.93	3.26
Diluted earnings per share:
Continuing operations	0.54	0.77	0.83	0.91	3.05
Discontinued operations (a)	(0.01)	0.18	—	—	0.17
Net income	0.53	0.95	0.83	0.91	3.22

	2009 Quarters
	First	Second(b)	Third(c)	Fourth(d)	2009
	(in millions, except per share amounts)

Sales	$1,189.2	$1,058.1	$1,010.8	$1,074.4	$4,332.5
Gross profit	470.4	363.6	370.2	365.3	1,569.5
Income from continuing operations before income taxes	139.5	55.4	50.2	28.8	273.9
Income from continuing operations	115.6	40.6	32.8	28.9	217.9
Income from discontinued operations (a)	2.8	—	—	—	2.8
Net income	118.4	40.6	32.8	28.9	220.7

Basic earnings per share:
Continuing operations	0.81	0.29	0.23	0.20	1.54
Discontinued operations (a)	0.02	—	—	—	0.02
Net income	0.83	0.29	0.23	0.20	1.56

Diluted earnings per share:
Continuing operations	0.81	0.29	0.23	0.20	1.53
Discontinued operations (a)	0.02	—	—	—	0.02
Net income	0.83	0.29	0.23	0.20	1.55
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

(a)	See Note 13 for more information on discontinued operations.

(b)	Income from continuing operations includes restructuring charges of $20.2 million ($13.0 million after tax, or $0.09 per diluted share). See Note 14 for more information.

(c)	Income from continuing operations includes restructuring charges of $7.1 million ($4.6 million after tax, or $0.03 per diluted share). See Note 14 for more information.

(d)	Income from continuing operations includes restructuring charges of $33.1 million ($24.2 million after tax, or $0.17 per diluted share). See Note 14 for more information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 18, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2010, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.
The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
Changes in Internal Control Over Financial Reporting
As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the fourth quarter of 2010, we deployed new business processes and functionality of the system related to our engineering, manufacturing, order management and finance functions to certain locations. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2011-2014.
There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Information about Director Nominees and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2011 Proxy Statement.
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
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Director Compensation and Compensation Committee Report in the 2011 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Stock Ownership by Certain Beneficial Owners and Ownership of Equity Securities by Directors and Executive Officers in the 2011 Proxy Statement.
The following table provides information as of September 30, 2010 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

				Number of Securities
				Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance under
	be issued upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	Securities reflected in
	Warrants and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareowners	11,199,936	(1)	$44.38	6,968,621	(2)
Equity compensation plans not approved by shareowners	14,000	(3)	16.05	—

Total	11,213,936		44.34	6,968,621

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares and restricted stock units under our 2000 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2003 Directors Stock Plan and 1995 Directors Stock Plan.

(2)
Represents 6,652,560 and 316,061 shares available for future issuance under our 2008 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively. After September 30, 2010, 120,878 potential shares to be delivered under performance share awards were cancelled under the 2000 Plan and are now available for future awards under the 2008 Plan.

(3)
On July 31, 2001, each non-employee director received a grant of options to purchase 7,000 shares of our common stock at an exercise price of $16.05 per share pursuant to Board resolutions. The options became exercisable in substantially equal installments on the first, second and third anniversaries of the grant date and expire ten years from the grant date.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the 2011 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2011 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a)	Financial Statements, Financial Statement Schedule and Exhibits
(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)
Consolidated Balance Sheet, September 30, 2010 and 2009
Consolidated Statement of Operations, years ended September 30, 2010, 2009 and 2008
Consolidated Statement of Cash Flows, years ended September 30, 2010, 2009 and 2008
Consolidated Statement of Shareowners’ Equity, years ended September 30, 2010, 2009 and 2008
Consolidated Statement of Comprehensive (Loss) Income, years ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(2)	Financial Statement Schedule for the years ended September 30, 2010, 2009 and 2008

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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

*10-a-l
Copy of the Company’s Directors Stock Plan, as amended February 2, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is hereby incorporated by reference.

*10-a-2
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

*10-a-4	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
*10-a-5
Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-a-6
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on April 25, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference.

*10-a-7
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2010, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, is hereby incorporated by reference.

*10-a-8
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

*10-a-9
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on September 3, 2008, filed as Exhibit 10-b-16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, is hereby incorporated by reference.

*10-a-10
Form of Restricted Stock Unit Agreement under Section 6 of the Company’s 2003 Director’s Stock Plan, as amended, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

*10-b-1
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

*10-b-3
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

*10-c-1
Copy of the Company’s 2000 Long-Term Incentives Plan, as amended through February 4, 2004, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is hereby incorporated by reference.

*10-c-2
Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spinoff of Rockwell Collins, filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

*10-c-3
Forms of Stock Option Agreements under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10-e-6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, are hereby incorporated by reference.

*10-c-4
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

*10-c-5
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

*10-c-6
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

*10-c-7
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.

*10-c-8
Memorandum of Amendments to the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

*10-c-9
Memorandum of Amendments to the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*10-c-10
Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*10-c-11
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*10-c-12
Memorandum of Proposed Amendment and Restatement of the Company’s 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-c-13
Forms of Stock Option Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 1, 2007, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-c-14
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded after December 1, 2007, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-c-15
Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for performance shares awarded after December 1, 2007, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-c-16
Copy of resolutions of the Board of Directors of the Company, adopted December 5, 2007 and effective February 6, 2008, amending the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

*10-d-1
Copy of the Company’s 2008 Long-Term Incentives Plan, as amended and restated through June 4, 2010, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated June 10, 2010, is hereby incorporated by reference.

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

*10-d-4
Forms of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan for options granted to executive officers of the Company after December 1, 2008, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

*10-d-5
Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan for performance shares awarded after December 1, 2008, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-d-6
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

*10-f-1
Copy of the Company’s Deferred Compensation Plan, as amended and restated September 6, 2006, filed as Exhibit 10-f to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, is hereby incorporated by reference.

*10-f-2
Memorandum of Proposed Amendment and Restatement of the Company’s Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-g
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

*10-i-1
Change of Control Agreement dated as of September 27, 2010 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 27, 2010, is hereby incorporated by reference.

*10-i-2
Form of Change of Control Agreement dated as of September 27, 2010 between the Company and each of Theodore D. Crandall, Steven A. Eisenbrown, Douglas M. Hagerman, Robert A. Ruff and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 27, 2010, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

*10-i-3
Letter Agreement dated September 3, 2009 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-i-4
Letter Agreement dated September 3, 2009 between Registrant and Theodore D. Crandall, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

10-j-1
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

10-j-2
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

10-j-3
Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-k-l
Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-k-2
Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-k-3
Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-l-1
Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-l-2
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

10-m-1
Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-m-2
Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-m-3
Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

10-n-1
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

10-n-2
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

l0-o
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

10-p-1
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

10-p-2
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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2010.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer

Dated: November 18, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November 2010 by the following persons on behalf of the registrant and in the capacities indicated.

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

**By authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2010, 2009 and 2008

	Balance at	Additions
	Beginning	Charged to	Charged to		Balance at
	of	Costs and	Other		End of
	Year	Expenses	Accounts	Deductions(b)	Year
	(in millions)
Description
*Year ended September 30, 2010
Allowance for doubtful accounts (a)	$24.6	$0.7	$—	$4.6	$20.7
Allowance for excess and obsolete inventory	53.2	20.4	—	27.3	46.3
Valuation allowance for deferred tax assets	43.8	2.3	—	19.4	26.7
*Year ended September 30, 2009
Allowance for doubtful accounts (a)	$20.2	$10.1	$—	$5.7	$24.6
Allowance for excess and obsolete inventory	39.7	27.6	—	14.1	53.2
Valuation allowance for deferred tax assets	45.1	4.2	—	5.5	43.8
*Year ended September 30, 2008
Allowance for doubtful accounts (a)	$15.2	$7.0	$—	$2.0	$20.2
Allowance for excess and obsolete inventory	36.3	15.4	—	12.0	39.7
Valuation allowance for deferred tax assets	42.6	2.3	4.4	4.2	45.1

(a)	Includes allowances for current and other long-term receivables.

(b)	Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2010.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.