Form 10-Q
period 2010-12-31
ROCKWELL AUTOMATION INC
filed 2011-02-03
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
142,346,165 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2010.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet— December 31, 2010 and September 30, 2010	2

Condensed Consolidated Statement of Operations— Three Months Ended December 31, 2010 and 2009	3

Condensed Consolidated Statement of Cash Flows— Three Months Ended December 31, 2010 and 2009	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6. Exhibits	32

Signatures	33

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31,	September 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$769.3	$813.4
Receivables	950.9	859.0
Inventories	612.6	603.3
Deferred income taxes	173.3	170.2
Other current assets	125.6	140.7

Total current assets	2,631.7	2,586.6

Property, net of accumulated depreciation of $1,186.0 and $1,185.5, respectively	530.7	536.9
Goodwill	908.2	912.5
Other intangible assets, net	210.3	217.3
Deferred income taxes	323.8	324.5
Prepaid pension	30.6	28.3
Other assets	143.6	142.2

TOTAL	$4,778.9	$4,748.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Accounts payable	$422.6	$435.7
Compensation and benefits	158.2	300.1
Advance payments from customers and deferred revenue	211.0	184.9
Customer returns, rebates and incentives	122.5	119.5
Other current liabilities	205.8	182.1

Total current liabilities	1,120.1	1,222.3

Long-term debt	904.9	904.9
Retirement benefits	931.0	923.4
Other liabilities	236.8	237.3

Commitments and contingent liabilities (Note 10)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,350.4	1,344.2
Retained earnings	2,996.5	2,912.4
Accumulated other comprehensive loss	(830.0)	(841.2)
Common stock in treasury, at cost (shares held:
December 31, 2010, 39.0; September 30, 2010, 39.7)	(2,112.2)	(2,136.4)

Total shareowners’ equity	1,586.1	1,460.4

TOTAL	$4,778.9	$4,748.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	December 31,
	2010	2009

Sales
Products and solutions	$1,235.7	$949.3
Services	130.1	118.2

	1,365.8	1,067.5
Cost of sales
Products and solutions	(733.3)	(559.6)
Services	(88.6)	(81.1)

	(821.9)	(640.7)

Gross profit	543.9	426.8

Selling, general and administrative expenses	(347.0)	(312.5)
Other income (expense)	4.6	(1.6)
Interest expense	(14.8)	(15.4)

Income from continuing operations before income taxes	186.7	97.3
Income tax provision	(36.6)	(19.5)

Income from continuing operations	150.1	77.8

Loss from discontinued operations	—	(1.2)

Net income	$150.1	$76.6

Basic earnings per share:
Continuing operations	$1.06	$0.55
Discontinued operations	—	(0.01)

Net income	$1.06	$0.54

Diluted earnings per share:
Continuing operations	$1.04	$0.54
Discontinued operations	—	(0.01)

Net income	$1.04	$0.53

Cash dividends per share	$0.35	$0.29

Weighted average outstanding shares:

Basic	141.8	142.0

Diluted	144.5	143.7

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended
	December 31,
	2010	2009

Continuing operations:
Operating activities:
Net income	$150.1	$76.6
Loss from discontinued operations	—	1.2

Income from continuing operations	150.1	77.8

Adjustments to arrive at cash provided by operating activities:
Depreciation	22.8	24.7
Amortization of intangible assets	9.1	7.0
Share-based compensation expense	9.1	8.7
Retirement benefits expense	25.2	21.4
Pension trust contributions	(7.8)	(7.3)
Net (gain) loss on disposition of property and investments	(3.5)	0.4
Income tax benefit from the exercise of stock options	0.6	—
Excess income tax benefit from share-based compensation	(12.1)	(2.1)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(92.9)	(42.2)
Inventories	(6.7)	(38.2)
Accounts payable	(16.0)	13.8
Compensation and benefits	(141.6)	(4.7)
Income taxes	49.5	27.3
Other assets and liabilities	26.8	32.8

Cash provided by operating activities	12.6	119.4

Investing activities:
Capital expenditures	(20.3)	(13.5)
Proceeds from sale of property and investments	4.1	—

Cash used for investing activities	(16.2)	(13.5)

Financing activities:
Cash dividends	(49.7)	(41.3)
Purchases of treasury stock	(43.6)	—
Proceeds from the exercise of stock options	43.6	6.7
Excess income tax benefit from share-based compensation	12.1	2.1
Other financing activities	(0.1)	(0.2)

Cash used for financing activities	(37.7)	(32.7)

Effect of exchange rate changes on cash	(2.6)	(0.9)

Cash (used for) provided by continuing operations	(43.9)	72.3

Discontinued operations:
Cash (used for) provided by discontinued operating activities	(0.2)	0.2

Cash (used for) provided by discontinued operations	(0.2)	0.2

(Decrease) increase in cash and cash equivalents	(44.1)	72.5
Cash and cash equivalents at beginning of period	813.4	643.8

Cash and cash equivalents at end of period	$769.3	$716.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, and except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the three month period ended December 31, 2010 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $19.0 million at December 31, 2010 and $17.9 million at September 30, 2010. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.0 million at December 31, 2010 and $16.4 million at September 30, 2010.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009

Income from continuing operations	$150.1	$77.8
Less: Allocation to participating securities	(0.3)	(0.2)

Income from continuing operations available to common shareowners	$149.8	$77.6

Loss from discontinued operations	$—	$(1.2)
Less: Allocation to participating securities	—	—

Loss from discontinued operations attributable to common shareowners	$—	$(1.2)

Net income	$150.1	$76.6
Less: Allocation to participating securities	(0.3)	(0.2)

Net income available to common shareowners	$149.8	$76.4

Basic weighted average outstanding shares	141.8	142.0
Effect of dilutive securities
Stock options	2.3	1.5
Performance shares	0.4	0.2

Diluted weighted average outstanding shares	144.5	143.7

Basic earnings per share:
Continuing operations	$1.06	$0.55
Discontinued operations	—	(0.01)

Net income	$1.06	$0.54

Diluted earnings per share:
Continuing operations	$1.04	$0.54
Discontinued operations	—	(0.01)

Net income	$1.04	$0.53

For the three months ended December 31, 2010, share-based compensation awards for 3.0 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2009, share-based compensation awards for 5.7 million shares were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Share-Based Compensation
We recognized $9.1 million and $8.7 million of pre-tax share-based compensation expense during the three months ended December 31, 2010 and 2009, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Three months ended December 31,
	2010		2009
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	1,708	$21.28	2,168	$13.59
Performance shares	77	87.00	146	54.81
Restricted stock and restricted stock units	46	69.19	142	43.50
Unrestricted stock	7	61.81	8	41.85
3. Inventories
Inventories consist of (in millions):

	December 31,	September 30,
	2010	2010

Finished goods	$248.4	$244.2
Work in process	138.0	144.1
Raw materials, parts and supplies	226.2	215.0

Inventories	$612.6	$603.3

We report inventories net of an allowance for excess and obsolete inventory of $46.4 million at December 31, 2010 and $46.3 million at September 30, 2010.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2010 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2010	$385.5	$527.0	$912.5
Translation and other	(1.6)	(2.7)	(4.3)

Balance as of December 31, 2010	$383.9	$524.3	$908.2

Other intangible assets consist of (in millions):

	December 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$164.0	$111.9	$52.1
Customer relationships	58.8	17.9	40.9
Technology	83.2	39.3	43.9
Trademarks	31.7	8.7	23.0
Other	23.3	16.6	6.7

Total amortized intangible assets	361.0	194.4	166.6
Intangible assets not subject to amortization	43.7	—	43.7

Total	$404.7	$194.4	$210.3

	September 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$160.1	$107.3	$52.8
Customer relationships	59.6	16.6	43.0
Technology	83.8	38.0	45.8
Trademarks	32.5	7.6	24.9
Other	23.6	16.5	7.1

Total amortized intangible assets	359.6	186.0	173.6
Intangible assets not subject to amortization	43.7	—	43.7

Total	$403.3	$186.0	$217.3

The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $34.1 million in 2011, $31.8 million in 2012, $25.6 million in 2013, $20.7 million in 2014 and $16.0 million in 2015.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31,	September 30,
	2010	2010
Unrealized losses on foreign exchange contracts	23.2	18.9
Product warranty obligations	37.0	37.3
Taxes other than income taxes	34.7	33.3
Accrued interest	15.0	15.6
Income taxes payable	38.2	20.6
Other	57.7	56.4

Other current liabilities	$205.8	$182.1

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
Changes in the product warranty obligations for the three months ended December 31, 2010 and 2009 are (in millions):

	Three Months Ended
	December 31,
	2010	2009

Balance at beginning of period	$37.3	$32.1
Warranties recorded at time of sale	10.0	7.1
Adjustments to pre-existing warranties	(1.8)	(1.2)
Settlements of warranty claims	(8.5)	(8.8)

Balance at end of period	$37.0	$29.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Derivative Instruments and Fair Value Measurement
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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended December 31, 2010. The notional values of our forward exchange contracts outstanding at December 31, 2010 were $1,014.2 million, of which $407.3 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar, Swiss franc, British pound sterling, and euro.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-US subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At December 31, 2010 we had $13.8 million of foreign currency denominated debt designated as net investment hedges.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Derivative Instruments and Fair Value Measurement — (Continued)
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		December 31,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2010	2010

Forward exchange contracts	Other current assets	$14.4	$9.9
Forward exchange contracts	Other assets	2.9	2.7
Forward exchange contracts	Other current liabilities	(6.7)	(8.5)
Forward exchange contracts	Other liabilities	(0.9)	(1.5)

Total		$9.7	$2.6

		Fair Value (Level 2)
		December 31,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2010

Forward exchange contracts	Other current assets	$22.8	$15.6
Forward exchange contracts	Other current liabilities	(16.5)	(10.4)

Total		$6.3	$5.2

The pre-tax amount of gains (losses) recorded in other comprehensive income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended
	December 31,
	2010	2009

Forward exchange contracts (cash flow hedges)	$5.4	$(1.3)
Foreign currency denominated debt (net investment hedges)	0.1	—

Total	$5.5	$(1.3)

Approximately $7.4 million ($4.6 million net of tax) of net unrealized gains on cash flow hedges as of December 31, 2010 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of losses reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains on the hedged items during the periods presented, was:

	Three Months Ended
	December 31,
	2010	2009
Sales	$(0.3)	$(0.2)
Cost of sales	(0.6)	(4.0)

Total	$(0.9)	$(4.2)

The amount recognized in earnings as a result of ineffective hedges was not significant.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Derivative Instruments and Fair Value Measurement — (Continued)
The pre-tax amount of losses from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented, was:

	Three Months Ended
	December 31,
	2010	2009
Other income (expense)	$(2.4)	$(17.8)
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

	December 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$904.9	$1,037.4	$904.9	$1,073.8
8. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended
	December 31,
	2010	2009

Service cost	$17.4	$16.5
Interest cost	40.7	40.1
Expected return on plan assets	(50.7)	(48.2)
Amortization:
Prior service credit	(0.5)	(1.0)
Net actuarial loss	15.9	10.5

Net periodic benefit cost	$22.8	$17.9

	Other Postretirement
	Benefits
	Three Months Ended
	December 31,
	2010	2009

Service cost	$0.9	$0.9
Interest cost	2.5	3.1
Amortization:
Prior service credit	(2.6)	(2.6)
Net actuarial loss	1.6	2.1

Net periodic benefit cost	$2.4	$3.5

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended
	December 31,
	2010	2009

Net income	$150.1	$76.6
Other comprehensive income:
Unrecognized pension and postretirement benefit plan liabilities	7.6	4.3
Currency translation adjustments	(0.1)	(5.5)
Net unrealized gains on cash flow hedges	4.0	1.9
Other	(0.3)	—

Other comprehensive income	11.2	0.7

Comprehensive income	$161.3	$77.3

10. Commitments and Contingent Liabilities
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
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company (Nationwide) and Kemper Insurance (Kemper), the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide administers the Kemper buy-out funds and has entered into a cost share agreement with us to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims once the Kemper buy-out funds are depleted. We believe that these arrangements will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Commitments and Contingent Liabilities — (Continued)
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
In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify the purchaser, Baldor Electric Company, for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, including certain damages pertaining to the Foreign Corrupt Practices Act, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Income Taxes
At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pre-tax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual or extraordinary items and items that are reported net of their related tax effects. We record the tax effect of significant unusual or extraordinary items and items that are reported net of their tax effects in the period in which they occur.
The effective tax rate for the quarter ended December 31, 2010 was 19.6 percent. The effective rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates, the utilization of foreign tax credits, and discrete tax benefits of $3.5 million primarily related to the retroactive extension of the U.S. federal research tax credit. This was partially offset by a discrete tax expense of $0.8 million related to interest on unrecognized tax benefits.
The amount of unrecognized tax benefits was $68.1 million ($15.5 million net of $52.6 million of offsetting tax benefits) at December 31, 2010 and $66.3 million ($15.2 million net of $51.1 million of offsetting tax benefits) at September 30, 2010. The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $59.3 million ($9.8 million net of $49.5 million of offsetting tax benefits) at December 31, 2010. Offsetting tax benefits primarily consist of tax receivables and deposits that are recorded in other assets.
There was no material change in the amount of unrecognized tax benefits in the first three months of 2011. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $42.7 million and the amount of offsetting tax benefits could be reduced by up to $30.9 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $26.3 million and $1.6 million at December 31, 2010 and $24.9 million and $1.7 million at September 30, 2010, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2008 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended
	December 31,
	2010	2009
Sales
Architecture & Software	$613.9	$469.0
Control Products & Solutions	751.9	598.5

Total	$1,365.8	$1,067.5

Segment operating earnings
Architecture & Software	$153.1	$99.0
Control Products & Solutions	68.9	37.8

Total	222.0	136.8

Purchase accounting depreciation and amortization	(4.8)	(4.6)
General corporate — net	(15.7)	(19.5)
Interest expense	(14.8)	(15.4)
Income tax provision	(36.6)	(19.5)

Income from continuing operations	$150.1	$77.8

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
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the first quarter of 2011 and 2010 were approximately 10 percent of our total sales.
13. Discontinued Operations
In the first quarter of 2010, we recorded a $2.0 million ($1.2 million after tax) accrual relating to an environmental matter of a discontinued business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2010 and 2009. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2010, and the related condensed consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated November 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 3, 2011

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;
•	successful development of advanced technologies and demand for and market acceptance of new and existing products;
•	the availability, effectiveness and security of our information technology systems;
•	competitive product and pricing pressures;
•	disruption of our operations due to natural disasters, acts of war, strikes, terrorism or other causes;
•	intellectual property infringement claims by others and the ability to protect our intellectual property;
•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;
•	our ability to attract and retain qualified personnel;
•	our ability to manage costs related to employee retirement and health care benefits;
•	the uncertainties of litigation;
•	disruption of our distribution channels;
•	the availability and price of components and materials;
•	successful execution of our cost productivity, restructuring and globalization initiatives; and
•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information.
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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications, and expansions of existing facilities or production lines, and the creation of new facilities or production lines;
•	our customers’ needs for productivity and cost reduction, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services and the regulatory and competitive environments in which our customers operate;
•	levels of global industrial production and capacity utilization;
•	regional factors that include local political, social, regulatory and economic circumstances;
•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedule; and
•	investments in basic materials production capacity, partly in response to higher end-product pricing.
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

ROCKWELL AUTOMATION, INC.
U. S. Industrial Economic Trends
In the first quarter of 2011, sales to U.S. customers accounted for 48 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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

The table below depicts the trends in these indicators since the quarter ended September 2009. Positive macroeconomic trends and forecasts indicate that the industrial recovery is continuing.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2011
Quarter ended:
December 2010	94.3	57.0	$170.4	75.5

Fiscal 2010
Quarter ended:
September 2010	93.7	54.4	164.7	75.1
June 2010	92.2	56.2	161.6	73.9
March 2010	90.6	59.6	146.8	72.5
December 2009	89.1	54.9	146.4	71.1

Fiscal 2009
Quarter ended:
September 2009	87.6	52.4	147.1	69.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the first quarter of 2011, sales to non-U.S. customers accounted for 52 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. Positive macroeconomic trends and forecasts make us optimistic that the global recovery will continue in fiscal 2011. Growth in the emerging markets of Asia-Pacific, including China and India, Latin America, central and eastern Europe and Africa continue to exceed global GDP growth rates.
The table below presents our sales for the quarter ended December 31, 2010 by geographic region and the change in sales from the quarter ended December 31, 2009 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	Dec. 31, 2010(1)	Dec. 31, 2009	Dec. 31, 2009(2)

United States	$661.5	26%	26%
Canada	95.6	38%	32%
Europe, Middle East and Africa	283.2	21%	30%
Asia-Pacific	212.0	31%	26%
Latin America	113.5	47%	42%

Total Sales	$1,365.8	28%	28%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
Sales in the first quarter of 2011 increased 28 percent compared to the first quarter of 2010. Organic sales also increased 28 percent as there was a negligible effect from currency translation during the quarter. Product sales grew 32 percent year over year reflecting improved maintenance repair & operations (MRO), strong demand for small capital projects, and increased OEM demand. Sales in our solutions and services business increased 19 percent year over year, and our backlog in this portion of the business continued to build.
Total sales in emerging markets increased 41 percent as compared to the first quarter of 2010, including an organic sales increase of 38 percent and 3 percentage points from currency translation. Emerging markets represented 22 percent of total company sales in the first quarter of 2011. Latin America was our best performing region as organic sales increased 42 percent as compared to the same period in 2010. Organic sales to customers in mature markets were also strong globally. After lagging the rest of the world in the recovery, Europe, Middle East and Africa (EMEA) experienced very strong sales growth of 30 percent year over year.
In our Architecture & Software segment, sales increased 31 percent in the first quarter of 2011 as compared to the first quarter of 2010. Fiscal 2011 first quarter Architecture & Software sales increased 7 percent sequentially compared to the fourth quarter of 2010, which is the seventh consecutive quarterly increase in sales for the segment. In our Control Products & Solutions segment, sales in the first quarter of 2011 increased 26 percent from the first quarter of 2010. Fiscal 2011 first quarter Control Products & Solutions sales were down 4 percent sequentially, a typical fourth quarter to first quarter pattern in that segment.
The favorable impact of volume leverage, the primary contributor to margin improvement, was partially offset by increased compensation costs and increased spending to support growth initiatives. These factors accounted for substantially all the year-over-year changes in segment operating earnings, segment operating margin, and income from continuing operations before income taxes. Our effective tax rate during the quarter was 19.6 percent and benefited from the retroactive impact of the U.S. federal research tax credit extension.
The following table reflects our sales and operating results for the three months ended December 31, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended
	December 31,
	2010	2009
Sales
Architecture & Software	$613.9	$469.0
Control Products & Solutions	751.9	598.5

Total	$1,365.8	$1,067.5

Segment operating earnings (a)
Architecture & Software	$153.1	$99.0
Control Products & Solutions	68.9	37.8

Purchase accounting depreciation and amortization	(4.8)	(4.6)
General corporate — net	(15.7)	(19.5)
Interest expense	(14.8)	(15.4)

Income from continuing operations before income taxes	186.7	97.3
Income tax provision	(36.6)	(19.5)

Income from continuing operations	150.1	77.8

Loss from discontinued operations (b)	—	(1.2)

Net income	$150.1	$76.6

Diluted earnings per share:
Continuing operations	$1.04	$0.54
Discontinued operations	—	(0.01)

Net income	$1.04	$0.53

Diluted weighted average outstanding shares	144.5	143.7

(a)	See Note 12 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(b)	See Note 13 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.
2011 First Quarter Compared to 2010 First Quarter — (Continued)

(in millions, except per share amounts)	2011	2010	Change
Sales	$1,365.8	$1,067.5	$298.3
Income from continuing operations before income taxes	186.7	97.3	89.4
Diluted earnings per share from continuing operations	1.04	0.54	0.50
Sales
Our sales increased $298.3 million, or 28 percent, from $1,067.5 million in the first quarter of 2010 to $1,365.8 million in the first quarter of 2011. Organic sales also increased 28 percent as there was a negligible effect from currency translation during the quarter. We had positive performance in our product businesses across all regions, resulting from the continuing recovery in worldwide macroeconomic conditions and industrial production. Product sales grew 32 percent year over year, while sales in our solutions and services business increased 19 percent year over year. Pricing contributed less than 1 percentage point to growth during the period.
Organic sales in Asia-Pacific grew 26 percent year over year, led by China and India with 40 percent and 32 percent growth, respectively. 1 Organic sales increased in Latin America by 42 percent. Organic sales to customers in mature markets were also strong globally. Organic sales increased 32 percent in Canada, 30 percent in EMEA and 26 percent in the United States.
During the first quarter of 2011, sales in all of our end markets improved compared to the prior year. The largest sales increases were to customers in the automotive and tire industry.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 92 percent from $97.3 million in the first quarter of 2010 to $186.7 million in the first quarter of 2011. Our strong performance reflects a continuing economic recovery. Increased volume caused the significant year-over-year income improvement, partially offset by cost increases related to employee compensation and incremental spending to support growth.
The first quarter of 2010 was the last quarter to benefit from the temporary employee pay cuts implemented in fiscal year 2009 during the economic downturn. The first quarter of 2010 was also the last quarter prior to a wage and salary increase. The year-over-year effect of increased compensation was approximately $25 million. In addition, we spent approximately $30 million more related to growth investments in the first quarter of 2011 compared to the first quarter of 2010, as the incremental spending to support growth that was initiated in the second half of 2010 continued into 2011.
General corporate expenses were $15.7 million in the first quarter of 2011 compared to $19.5 million in the first quarter of 2010. The decline was primarily due to a sale of an investment which resulted in a $3.8 million gain in the first quarter of 2011. Selling, general and administrative expense as a percentage of sales decreased by 3.9 points to 25.4 percent, as volume increases outpaced spending increases.

[1]	Organic sales growth in China and India exclude 3 and 5 percentage points from the effect of changes in currency, respectively.

ROCKWELL AUTOMATION, INC.
2011 First Quarter Compared to 2010 First Quarter — (Continued)
Income Taxes
The effective tax rate for the first quarter of 2011 was 19.6 percent compared to 20.0 percent in the first quarter of 2010. The 2011 first quarter effective tax rate was lower than the 2010 first quarter rate primarily because we recognized discrete tax benefits of $3.5 million related to the retroactive extension of the U.S. federal research tax credit. During the first quarter of 2010, we recognized a discrete tax benefit of $4.7 million related to the favorable resolution of domestic and non-U.S. tax matters, partially offset by a discrete tax expense of $3.5 million related to the impact of a change in Mexican tax law.
Architecture & Software

(in millions, except percentages)	2011	2010	Change
Sales	$613.9	$469.0	$144.9
Segment operating earnings	153.1	99.0	54.1
Segment operating margin	24.9%	21.1%	3.8	pts
Sales
Architecture & Software sales increased 31 percent to $613.9 million in the first quarter of 2011 compared to $469.0 million in the first quarter of 2010. Organic sales increased 32 percent and currency translation had a negative effect of 1 percentage point. Substantially all of the organic sales increase resulted from increased volume due to positive market conditions in most regions and industries, as product pricing remained relatively stable. Canada, EMEA and Latin America year-over-year sales increases were greater than the segment average rate of increase. Year-over-year sales increases to customers in the United States and Asia-Pacific were less than the segment average rate of increase. Logix sales increased 38 percent in the first quarter of 2011 compared to the first quarter of 2010.
Operating Margin
Architecture & Software segment operating earnings were $153.1 million in the first quarter of 2011, up 55 percent from $99.0 million in the same quarter of 2010. Operating margin increased 3.8 points to 24.9 percent in the first quarter of 2011 as compared to the first quarter of 2010. The increase was due to volume increases, partially offset by cost increases related to employee compensation and incremental spending to support growth. Approximately half of the additional employee compensation and incremental spending to support growth related to the Architecture & Software segment.

ROCKWELL AUTOMATION, INC.
2011 First Quarter Compared to 2010 First Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2011	2010	Change
Sales	$751.9	$598.5	$153.4
Segment operating earnings	68.9	37.8	31.1
Segment operating margin	9.2%	6.3%	2.9	pts
Sales
Control Products & Solutions sales were $751.9 million in the first quarter of 2011, up 26 percent from $598.5 million in the first quarter of 2010. Organic sales increased 25 percent and currency translation contributed 1 percentage point to the total increase. The segment’s organic sales increased primarily because the segment’s product business grew at rates similar to our Architecture & Software segment, while our solutions and services business grew by 19 percent year over year. Asia-Pacific, Latin America and Canada reported above average year-over-year overall segment growth. Year-over-year sales increases to customers in EMEA were less than the segment average rate of increase. Year-over-year sales increases to customers in the United States were near the segment average rate of increase. Pricing had only a minor impact on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $68.9 million in the first quarter of 2011, up 82 percent from $37.8 million in the same quarter of 2010. Operating margin increased by 2.9 points to 9.2 percent in the first quarter of 2011 as compared to 6.3 percent the first quarter of 2010. The increase was due to volume increases, partially offset by cost increases related to employee compensation and incremental spending to support growth. Approximately half of the additional employee compensation and incremental spending to support growth related to the Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended
	December 31,
	2010	2009
Cash provided by (used for):
Operating activities	$12.6	$119.4
Investing activities	(16.2)	(13.5)
Financing activities	(37.7)	(32.7)
Effect of exchange rate changes on cash	(2.6)	(0.9)

Cash (used for) provided by continuing operations	$(43.9)	$72.3

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$12.6	$119.4
Capital expenditures	(20.3)	(13.5)
Excess income tax benefit from share-based compensation	12.1	2.1

Free cash flow	$4.4	$108.0

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
Free cash flow was a source of $4.4 million for the first quarter of 2011 compared to a source of $108.0 million for the first quarter of 2010. The decrease in free cash flow is primarily due to higher performance-based compensation payments in the first quarter of 2011 as compared to the first quarter of 2010. The 2011 payments are for performance-based compensation earned by our global employee population for 2010 results.
We repurchased approximately 0.7 million shares of our common stock in the first quarter of 2011. The total cost of these shares was $48.9 million, of which $6.5 million was recorded in accounts payable at December 31, 2010, related to 90,000 shares that did not settle until January 2011. We also paid $1.2 million in the first quarter of 2011 for unsettled share repurchases outstanding at September 30, 2010. We repurchased no shares of our common stock in the first quarter of 2010. Our decision to repurchase stock in the remainder of 2011 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2010, we had approximately $452.3 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At December 31, 2010 and September 30, 2010, we had no commercial paper borrowings outstanding. Our debt-to-total-capital ratio was 36.3 percent at December 31, 2010 and 38.3 percent at September 30, 2010.
At December 31, 2010 and September 30, 2010, our total current borrowing capacity under unsecured revolving credit facilities was $567.5 million, which expire in tranches of $300.0 million and $267.5 million in March 2011 and March 2012, respectively. The credit facility expiring in March 2011 includes a term-out option that allows us to borrow up to $300.0 million as a term loan for one year upon expiration. We are in active discussions with our bank group to replace the existing facilities with one new facility. We have not drawn down under any of these credit facilities at December 31, 2010 or September 30, 2010. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at December 31, 2010 and September 30, 2010. Separate short-term unsecured credit facilities of approximately $134.0 million at December 31, 2010 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of December 31, 2010:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at December 31, 2010, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						December 31,
	Three Months Ended December 31, 2010					2009
			Sales
			Excluding
		Effect of	Effect of
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$661.5	$(0.9)	$660.6	$—	$660.6	$525.9
Canada	95.6	(4.1)	91.5	—	91.5	69.1
Europe, Middle East and Africa	283.2	18.9	302.1	—	302.1	233.1
Asia-Pacific	212.0	(8.4)	203.6	—	203.6	162.1
Latin America	113.5	(3.8)	109.7	—	109.7	77.3

Total Company Sales	$1,365.8	$1.7	$1,367.5	$—	$1,367.5	$1,067.5

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						December 31,
	Three Months Ended December 31, 2010					2009
			Sales
			Excluding
		Effect of	Effect of
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$613.9	$3.8	$617.7	$—	$617.7	$469.0
Control Products & Solutions	751.9	(2.1)	749.8	—	749.8	598.5

Total Company Sales	$1,365.8	$1.7	$1,367.5	$—	$1,367.5	$1,067.5

ROCKWELL AUTOMATION, INC.
Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at December 31, 2010, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at December 31, 2010, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at December 31, 2010, there has been no material change to this information.

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
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at December 31, 2010, there has been no material change to this information, except that the section entitled “Foreign Corrupt Practices Act” is updated in its entirety as follows:
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
We voluntarily disclosed these actions to the Department of Justice (DOJ) and the SEC beginning in September 2006. We have implemented thorough remedial measures. During 2010, the DOJ declined to pursue charges against us. We are working with the SEC toward the settlement of possible civil claims against us.
If violations of the FCPA occurred, we may be subject to consequences that could include disgorgement, civil penalties, other costs and business-related impacts. We do not believe the consequences of this investigation, the remediation or any related penalties or business-related impacts will have a material adverse effect on our business, results of operations or financial condition.

Item 1A.	Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at December 31, 2010 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2010:

			Total Number
			of Shares	Maximum Approx.
			Purchased as	Dollar Value
	Total		Part of Publicly	of shares that may
	Number	Average	Announced	yet be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)
October 1 – 31, 2010	—	—	—	501,189,861
November 1 – 30, 2010	263,382	65.53	263,382	483,929,459
December 1 – 31, 2010	443,200	71.33	443,200	452,316,078

Total	706,582	69.17	706,582

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits
(a) Exhibits:

Exhibit 10.1*	–	Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 6, 2010.

Exhibit 10.2*	–	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded to executive officers of the Company after December 6, 2010.

Exhibit 10.3*	–	Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for performance shares awarded to executive officers of the Company after December 6, 2010.

Exhibit 12	–	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2010.

Exhibit 15	–	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	–	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	–	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	–	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	–	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	–	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: February 3, 2011	By:	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 3, 2011	By:	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.		Exhibit

10.1	*	Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 6, 2010.

10.2	*	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded to executive officers of the Company after December 6, 2010.

10.3	*	Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for performance shares awarded to executive officers of the Company after December 6, 2010.

12		Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended December 31, 2010.

15		Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Interactive Data Files.

*	Management contract or compensatory plan or arrangement.