Form 10-Q
period 2011-03-31
ROCKWELL AUTOMATION INC
filed 2011-05-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
144,307,744 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2011.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet— March 31, 2011 and September 30, 2010	2

Condensed Consolidated Statement of Operations— Three and Six Months Ended March 31, 2011 and 2010	3

Condensed Consolidated Statement of Cash Flows— Six Months Ended March 31, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

Signatures	35

EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,020.3	$813.4
Receivables	1,005.7	859.0
Inventories	621.9	603.3
Deferred income taxes	182.5	170.2
Other current assets	117.4	140.7

Total current assets	2,947.8	2,586.6

Property, net of accumulated depreciation of $1,203.8 and $1,185.5, respectively	531.3	536.9
Goodwill	926.1	912.5
Other intangible assets, net	210.2	217.3
Deferred income taxes	315.3	324.5
Prepaid pension	34.9	28.3
Other assets	145.5	142.2

TOTAL	$5,111.1	$4,748.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Accounts payable	$472.7	$435.7
Compensation and benefits	197.1	300.1
Advance payments from customers and deferred revenue	202.7	184.9
Customer returns, rebates and incentives	127.0	119.5
Other current liabilities	177.6	182.1

Total current liabilities	1,177.1	1,222.3

Long-term debt	904.9	904.9
Retirement benefits	938.8	923.4
Other liabilities	233.4	237.3

Commitments and contingent liabilities (Note 10)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,361.7	1,344.2
Retained earnings	3,112.4	2,912.4
Accumulated other comprehensive loss	(770.3)	(841.2)
Common stock in treasury, at cost (shares held:
March 31, 2011, 37.1; September 30, 2010, 39.7)	(2,028.3)	(2,136.4)

Total shareowners’ equity	1,856.9	1,460.4

TOTAL	$5,111.1	$4,748.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales
Products and solutions	$1,329.4	$1,049.1	$2,565.1	$1,998.4
Services	134.7	115.4	264.8	233.6

	1,464.1	1,164.5	2,829.9	2,232.0
Cost of sales
Products and solutions	(795.1)	(612.8)	(1,528.4)	(1,172.4)
Services	(92.5)	(78.6)	(181.1)	(159.7)

	(887.6)	(691.4)	(1,709.5)	(1,332.1)

Gross profit	576.5	473.1	1,120.4	899.9

Selling, general and administrative expenses	(356.1)	(323.2)	(703.1)	(635.7)
Other (expense) income	(1.4)	(1.2)	3.2	(2.8)
Interest expense	(15.4)	(15.1)	(30.2)	(30.5)

Income from continuing operations before income taxes	203.6	133.6	390.3	230.9
Income tax provision	(37.2)	(21.7)	(73.8)	(41.2)

Income from continuing operations	166.4	111.9	316.5	189.7

Income from discontinued operations	—	25.1	—	23.9

Net income	$166.4	$137.0	$316.5	$213.6

Basic earnings per share:

Continuing operations	$1.16	$0.78	$2.21	$1.33
Discontinued operations	—	0.18	—	0.17

Net income	$1.16	$0.96	$2.21	$1.50

Diluted earnings per share:

Continuing operations	$1.14	$0.77	$2.17	$1.31
Discontinued operations	—	0.18	—	0.17

Net income	$1.14	$0.95	$2.17	$1.48

Cash dividends per share	$0.35	$0.29	$0.70	$0.58

Weighted average outstanding shares:

Basic	143.4	142.4	142.6	142.2

Diluted	146.3	144.4	145.4	144.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended
	March 31,
	2011	2010
Continuing operations:
Operating activities:
Net income	$316.5	$213.6
Income from discontinued operations	—	(23.9)

Income from continuing operations	316.5	189.7

Adjustments to arrive at cash provided by operating activities:
Depreciation	46.4	48.8
Amortization of intangible assets	17.3	14.8
Share-based compensation expense	19.2	17.9
Retirement benefits expense	50.5	42.4
Pension trust contributions	(15.5)	(14.6)
Net (gain) loss on disposition of property and investments	(2.2)	1.0
Income tax benefit from the exercise of stock options	3.0	0.2
Excess income tax benefit from share-based compensation	(35.7)	(7.4)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(123.7)	(78.0)
Inventories	(6.5)	(94.1)
Accounts payable	30.8	65.7
Compensation and benefits	(105.8)	49.5
Income taxes	37.4	19.2
Other assets and liabilities	6.1	42.8

Cash provided by operating activities	237.8	297.9

Investing activities:
Capital expenditures	(42.9)	(30.5)
Proceeds from sale of property and investments	4.1	4.5

Cash used for investing activities	(38.8)	(26.0)

Financing activities:
Cash dividends	(100.0)	(82.7)
Purchases of treasury stock	(104.2)	(22.6)
Proceeds from the exercise of stock options	159.1	16.2
Excess income tax benefit from share-based compensation	35.7	7.4
Other financing activities	(0.2)	(0.3)

Cash used for financing activities	(9.6)	(82.0)

Effect of exchange rate changes on cash	17.9	(16.3)

Cash provided by continuing operations	207.3	173.6

Discontinued operations:
Cash used for discontinued operating activities	(0.4)	(0.2)

Cash used for discontinued operations	(0.4)	(0.2)

Increase in cash and cash equivalents	206.9	173.4
Cash and cash equivalents at beginning of period	813.4	643.8

Cash and cash equivalents at end of period	$1,020.3	$817.2

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the three and six month periods ended March 31, 2011 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $23.8 million at March 31, 2011 and $17.9 million at September 30, 2010. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $10.0 million at March 31, 2011 and $16.4 million at September 30, 2010.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income from continuing operations	$166.4	$111.9	$316.5	$189.7
Less: Allocation to participating securities	(0.3)	(0.2)	(0.7)	(0.4)

Income from continuing operations available to common shareowners	$166.1	$111.7	$315.8	$189.3

Income from discontinued operations	$—	$25.1	$—	$23.9
Less: Allocation to participating securities	—	(0.1)	—	(0.1)

Income from discontinued operations available to common shareowners	$—	$25.0	$—	$23.8

Net income	$166.4	$137.0	$316.5	$213.6
Less: Allocation to participating securities	(0.3)	(0.3)	(0.7)	(0.5)

Net income available to common shareowners	$166.1	$136.7	$315.8	$213.1

Basic weighted average outstanding shares	143.4	142.4	142.6	142.2
Effect of dilutive securities
Stock options	2.5	1.7	2.4	1.6
Performance shares	0.4	0.3	0.4	0.3

Diluted weighted average outstanding shares	146.3	144.4	145.4	144.1

Basic earnings per share:
Continuing operations	$1.16	$0.78	$2.21	$1.33
Discontinued operations	—	0.18	—	0.17

Net income	$1.16	$0.96	$2.21	$1.50

Diluted earnings per share:
Continuing operations	$1.14	$0.77	$2.17	$1.31
Discontinued operations	—	0.18	—	0.17

Net income	$1.14	$0.95	$2.17	$1.48

For the three and six months ended March 31, 2011, share-based compensation awards for 1.7 million shares and 2.4 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2010, share-based compensation awards for 5.5 million shares and 5.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Share-Based Compensation
We recognized $10.1 million and $19.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2011, respectively. We recognized $9.2 million and $17.9 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2010, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Six Months Ended March 31,
	2011		2010
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	1,708	$21.28	2,169	$13.59
Performance shares	77	87.00	146	54.81
Restricted stock and restricted stock units	60	72.30	146	43.66
Unrestricted stock	11	69.79	11	44.20
3. Inventories
Inventories consist of (in millions):

	March 31,	September 30,
	2011	2010
Finished goods	$242.2	$244.2
Work in process	149.2	144.1
Raw materials, parts and supplies	230.5	215.0

Inventories	$621.9	$603.3

We report inventories net of the allowance for excess and obsolete inventory of $48.3 million at March 31, 2011 and $46.3 million at September 30, 2010.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2011 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total
Balance as of September 30, 2010	$385.5	$527.0	$912.5
Translation and other	2.5	11.1	13.6

Balance as of March 31, 2011	$388.0	$538.1	$926.1

Other intangible assets consist of (in millions):

	March 31, 2011
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$169.2	$116.3	$52.9
Customer relationships	61.0	20.2	40.8
Technology	84.3	41.3	43.0
Trademarks	32.9	9.5	23.4
Other	24.1	17.7	6.4

Total amortized intangible assets	371.5	205.0	166.5
Intangible assets not subject to amortization	43.7	—	43.7

Total	$415.2	$205.0	$210.2

	September 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$160.1	$107.3	$52.8
Customer relationships	59.6	16.6	43.0
Technology	83.8	38.0	45.8
Trademarks	32.5	7.6	24.9
Other	23.6	16.5	7.1

Total amortized intangible assets	359.6	186.0	173.6
Intangible assets not subject to amortization	43.7	—	43.7

Total	$403.3	$186.0	$217.3

The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $34.1 million in 2011, $31.8 million in 2012, $25.6 million in 2013, $20.7 million in 2014 and $16.0 million in 2015.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2011 and concluded these assets are not impaired.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31,	September 30,
	2011	2010

Unrealized losses on foreign exchange contracts	$20.0	$18.9
Product warranty obligations	36.0	37.3
Taxes other than income taxes	39.3	33.3
Accrued interest	15.6	15.6
Income taxes payable	9.5	20.6
Other	57.2	56.4

Other current liabilities	$177.6	$182.1

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
Changes in the product warranty obligations for the six months ended March 31, 2011 and 2010 are (in millions):

	Six Months Ended
	March 31,
	2011	2010

Balance at beginning of period	$37.3	$32.1
Warranties recorded at time of sale	18.5	18.4
Adjustments to pre-existing warranties	(3.1)	(0.5)
Settlements of warranty claims	(16.7)	(16.7)

Balance at end of period	$36.0	$33.3

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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not changed our valuation techniques during the six months ended March 31, 2011. The notional values of our forward exchange contracts outstanding at March 31, 2011 were $859.3 million, of which $532.7 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar and British pound sterling.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-US subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At March 31, 2011 we had $14.4 million of foreign currency denominated debt designated as net investment hedges.
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

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Derivative Instruments and Fair Value Measurement — (Continued)
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		March 31,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010
Forward exchange contracts	Other current assets	$9.7	$9.9
Forward exchange contracts	Other assets	1.5	2.7
Forward exchange contracts	Other current liabilities	(12.4)	(8.5)
Forward exchange contracts	Other liabilities	(3.5)	(1.5)

Total		$(4.7)	$2.6

		Fair Value (Level 2)
		March 31,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2010
Forward exchange contracts	Other current assets	$11.1	$15.6
Forward exchange contracts	Other current liabilities	(7.6)	(10.4)

Total		$3.5	$5.2

The pre-tax amount of (losses) gains recorded in other comprehensive income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Forward exchange contracts (cash flow hedges)	$(14.2)	$9.9	$(8.8)	$8.6
Foreign currency denominated debt (net investment hedges)	(0.6)	—	(0.5)	—

Total	$(14.8)	$9.9	$(9.3)	$8.6

Approximately $3.0 million ($1.9 million net of tax) of the net unrealized losses on cash flow hedges as of March 31, 2011 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related losses and gains on the hedged items during the periods presented was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales	$0.1	$(0.5)	$(0.2)	$(0.7)
Cost of sales	(0.5)	(1.1)	(1.1)	(5.1)

Total	$(0.4)	$(1.6)	$(1.3)	$(5.8)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Derivative Instruments and Fair Value Measurement — (Continued)
The pre-tax amount of losses from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Other (expense) income	$(2.7)	$(2.0)	$(5.1)	$(19.8)
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

	March 31, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$904.9	$1,016.5	$904.9	$1,073.8
8. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$17.7	$16.1	$35.1	$32.6
Interest cost	41.2	39.7	81.9	79.8
Expected return on plan assets	(51.4)	(47.8)	(102.1)	(96.0)
Amortization:
Prior service credit	(0.5)	(1.1)	(1.0)	(2.1)
Net actuarial loss	15.9	10.5	31.8	21.0

Net periodic benefit cost	$22.9	$17.4	$45.7	$35.3

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$0.9	$1.0	$1.8	$1.9
Interest cost	2.6	3.2	5.1	6.3
Amortization:
Prior service credit	(2.7)	(2.7)	(5.3)	(5.3)
Net actuarial loss	1.6	2.1	3.2	4.2

Net periodic benefit cost	$2.4	$3.6	$4.8	$7.1

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income	$166.4	$137.0	$316.5	$213.6
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit plan liabilities	10.6	4.3	18.2	8.6
Currency translation adjustments	57.7	(54.3)	57.6	(59.8)
Net unrealized (losses) gains on cash flow hedges	(8.6)	7.1	(4.6)	9.0
Other	—	0.1	(0.3)	0.1

Other comprehensive income (loss)	59.7	(42.8)	70.9	(42.1)

Comprehensive income	$226.1	$94.2	$387.4	$171.5

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
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company (Nationwide) and Kemper Insurance (Kemper), the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide entered into a cost share agreement with us to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims. We believe that this arrangement with Nationwide will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.
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
In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify the purchaser, Baldor Electric Company, for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, including certain damages pertaining to the Foreign Corrupt Practices Act, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. Federal Pacific Electric, a non-operating entity that had been retained following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, dissolved pursuant to Delaware law on March 31, 2011.
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
The effective tax rate for the six months ended March 31, 2011 was 18.9 percent. The effective tax rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates, the utilization of foreign tax credits, and net discrete tax benefits of $8.9 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research tax credit.
The amount of unrecognized tax benefits was $62.6 million ($9.0 million net of $53.6 million of offsetting tax benefits) at March 31, 2011 and $66.3 million ($15.2 million net of $51.1 million of offsetting tax benefits) at September 30, 2010. The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $53.8 million ($3.3 million net of $50.5 million of offsetting tax benefits) at March 31, 2011. Offsetting tax benefits primarily consist of tax receivables and deposits that are recorded in other assets.
There was no material change in the amount of unrecognized tax benefits in the first six months of 2011. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $20.3 million and the amount of offsetting tax benefits could be reduced by up to $27.4 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $27.3 million and $1.2 million at March 31, 2011 and $24.9 million and $1.7 million at September 30, 2010, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2008 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales
Architecture & Software	$624.2	$516.2	$1,238.1	$985.2
Control Products & Solutions	839.9	648.3	1,591.8	1,246.8

Total	$1,464.1	$1,164.5	$2,829.9	$2,232.0

Segment operating earnings
Architecture & Software	$152.2	$122.6	$305.3	$221.6
Control Products & Solutions	92.0	54.7	160.9	92.5

Total	244.2	177.3	466.2	314.1
Purchase accounting depreciation and amortization	(4.7)	(5.0)	(9.5)	(9.6)
General corporate — net	(20.5)	(23.6)	(36.2)	(43.1)
Interest expense	(15.4)	(15.1)	(30.2)	(30.5)
Income tax provision	(37.2)	(21.7)	(73.8)	(41.2)

Income from continuing operations	$166.4	$111.9	$316.5	$189.7

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
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the three and six months ended March 31, 2011 and 2010 were approximately 10 percent of our total sales.
13. Discontinued Operations
In the six months ended March 31, 2010, we recorded a $21.3 million tax benefit as a result of the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses. We also recorded a net $2.6 million after-tax benefit relating to changes in estimate for environmental and legal matters of our divested businesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2011 and 2010, and cash flows for the six-month periods ended March 31, 2011 and 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2010, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated November 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
May 5, 2011

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

ROCKWELL AUTOMATION, INC.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications, and expansions of existing facilities or production lines, and the creation of new facilities or production lines;
•	our customers’ needs for productivity and cost reduction, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;
•	levels of global industrial production and capacity utilization;
•	regional factors that include local political, social, regulatory and economic circumstances;
•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules; and
•	investments in basic materials production capacity, partly in response to higher-end product pricing.
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

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
In the second quarter of 2011, sales to U.S. customers accounted for 49 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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

The table below depicts the trends in these indicators since the quarter ended September 2009. The industrial sector has continued to demonstrate strength with growth in industrial production rates, some improvement in capacity utilization and continued strength in the PMI data.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2011
Quarter ended:
March 2011	93.1	61.2	$177.6	77.1
December 2010	91.7	58.5	169.8	76.1
Fiscal 2010
Quarter ended:
September 2010	91.0	55.3	164.7	75.5
June 2010	89.5	55.3	161.6	74.0
March 2010	88.0	60.4	146.8	72.3
December 2009	86.3	56.4	146.4	70.3
Fiscal 2009
Quarter ended:
September 2009	85.2	53.2	147.1	68.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the second quarter of 2011, sales to non-U.S. customers accounted for 51 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. Positive macroeconomic trends and forecasts make us optimistic that the global recovery will continue throughout fiscal 2011. Growth in emerging markets continues to exceed global GDP growth rates, but rising inflation, the Japan earthquake and related supply-chain impacts, and the unrest in the Middle East and North Africa, all create greater uncertainty in the global business outlook.
Revenue by Geographic Region
The table below presents our sales for the quarter ended March 31, 2011 by geographic region and the change in sales from the quarter ended March 31, 2010 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2011(1)	Mar. 31, 2010	Mar. 31, 2010(2)

United States	$723.4	22%	21%
Canada	94.7	16%	9%
Europe, Middle East and Africa	313.8	30%	30%
Asia-Pacific	209.6	28%	22%
Latin America	122.6	47%	38%

Total Sales	$1,464.1	26%	24%

The table below presents our sales for the six months ended March 31, 2011 by geographic region and the change in sales from the six months ended March 31, 2010 (in millions, except percentages):

			Change in
			Organic Sales
	Six	Change vs. Six	vs. Six
	Months Ended	Months Ended	Months Ended
	Mar. 31, 2011(1)	Mar. 31, 2010	Mar. 31, 2010(2)

United States	$1,384.9	24%	23%
Canada	190.3	26%	20%
Europe, Middle East and Africa	597.0	26%	30%
Asia-Pacific	421.6	29%	24%
Latin America	236.1	47%	40%

Total Sales	$2,829.9	27%	26%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
Sales in the second quarter of 2011 increased 26 percent compared to the second quarter of 2010. Organic sales increased 24 percent, and the effects of currency translation contributed 2 percentage points to the total increase during the quarter. Sales in our solutions and services businesses increased 33 percent year over year, and our backlog in these businesses continued to increase. Product sales grew 22 percent year over year reflecting continued improvement in customers’ spending and increased OEM demand.
Total sales in emerging markets increased 33 percent as compared to the second quarter of 2010, including an organic sales increase of 28 percent and 5 percentage points from currency translation. Emerging markets represented 21 percent of total company sales in the second quarter of 2011. Latin America was our best performing region as organic sales increased 38 percent as compared to the same period in 2010. Organic sales to customers in mature markets were also strong globally. After lagging the rest of the world in the recovery, Europe, Middle East and Africa (EMEA) experienced its second consecutive quarter of 30 percent sales growth year over year.
In our Architecture & Software segment, sales increased 21 percent in the second quarter of 2011 as compared to the second quarter of 2010. Fiscal 2011 second quarter Architecture & Software sales growth moderated somewhat sequentially and was up 2 percent compared to the first quarter of 2011. In our Control Products & Solutions segment, sales in the second quarter of 2011 increased 30 percent from the second quarter of 2010. Fiscal 2011 second quarter Control Products & Solutions sales increased 12 percent sequentially.
The favorable impact of volume leverage, the primary contributor to margin improvement, was partially offset by increased spending to support growth, material and fuel cost inflation and sales mix. These factors accounted for substantially all the year-over-year changes in segment operating earnings, segment operating margin, gross margin and income from continuing operations before income taxes.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations — (Continued)
The following tables reflect the sales and operating results for the three and six months ended March 31, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Sales
Architecture & Software	$624.2	$516.2	$1,238.1	$985.2
Control Products & Solutions	839.9	648.3	1,591.8	1,246.8

Total	$1,464.1	$1,164.5	$2,829.9	$2,232.0

Segment operating earnings (a)
Architecture & Software	$152.2	$122.6	$305.3	$221.6
Control Products & Solutions	92.0	54.7	160.9	92.5

Purchase accounting depreciation and amortization	(4.7)	(5.0)	(9.5)	(9.6)
General corporate — net	(20.5)	(23.6)	(36.2)	(43.1)
Interest expense	(15.4)	(15.1)	(30.2)	(30.5)

Income from continuing operations before income taxes	203.6	133.6	390.3	230.9
Income tax provision	(37.2)	(21.7)	(73.8)	(41.2)

Income from continuing operations	166.4	111.9	316.5	189.7
Income from discontinued operations (b)	—	25.1	—	23.9

Net income	$166.4	$137.0	$316.5	$213.6

Diluted earnings per share:
Continuing operations	$1.14	$0.77	$2.17	$1.31
Discontinued operations	—	0.18	—	0.17

Net income	$1.14	$0.95	$2.17	$1.48

Diluted weighted average outstanding shares	146.3	144.4	145.4	144.1

(a)	See Note 12 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(b)	See Note 13 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.
2011 Second Quarter Compared to 2010 Second Quarter

(in millions, except per share amounts)	2011	2010	Change
Sales	$1,464.1	$1,164.5	$299.6
Income from continuing operations before income taxes	203.6	133.6	70.0
Diluted earnings per share from continuing operations	1.14	0.77	0.37
Sales
Our sales increased $299.6 million, or 26 percent, from $1,164.5 million in the second quarter of 2010 to $1,464.1 million in the second quarter of 2011. We had strong growth in every region and in both our products and solutions and services businesses. Sales in our solutions and services businesses increased 33 percent year over year. Product sales grew 22 percent year over year. Pricing contributed less than 1 percentage point to growth during the period.
Organic sales increased in Latin America by 38 percent compared to the second quarter of 2010, the fourth consecutive quarter of robust growth for the region. Organic sales in Asia-Pacific grew 22 percent year over year, led by China with 36 percent growth1. Organic sales to customers in mature markets were also strong globally. Organic sales increased 9 percent in Canada, 30 percent in EMEA and 21 percent in the United States compared to the second quarter of 2010.
During the second quarter of 2011, sales in all of our key end markets improved compared to the prior year. In our key end markets, the largest sales increases were to customers in the transportation and mining industries, while the smallest increases were to customers in the food and beverage industry.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 52 percent from $133.6 million in the second quarter of 2010 to $203.6 million in the second quarter of 2011. Our strong performance reflects a continuing economic recovery. Increased volume caused the significant year-over-year income improvement, partially offset by cost increases related to increased spending to support growth, material and fuel cost inflation and sales mix. Material and fuel costs had a negative effect of approximately one point of total segment operating margin.
Within our Control Product & Solutions segment, sales in our solutions and services businesses grew faster than the segment average. These businesses have margins below the segment averages. Additionally, our Architecture & Software segment contributed 43 percent of our total sales during the second quarter of 2011, compared to 44 percent during the second quarter of 2010. The decrease in percentage of sales by our higher-margin Architecture & Software segment, as well as the mix within each segment, caused a negative mix effect of approximately one point of total segment operating margin in the second quarter of 2011.
General corporate expenses were $20.5 million in the second quarter of 2011 compared to $23.6 million in the second quarter of 2010. The decline was primarily due to the timing of charitable contributions. Selling, general and administrative expense as a percentage of sales decreased by 3.5 points to 24.3 percent, as volume increases outpaced spending increases.

[1]	Organic sales growth in China excludes 4 percentage points from the effect of changes in currency.

ROCKWELL AUTOMATION, INC.
2011 Second Quarter Compared to 2010 Second Quarter — (Continued)
Income Taxes
The effective tax rate for the second quarter of 2011 was 18.3 percent compared to 16.2 percent in the second quarter of 2010. We recognized net discrete tax benefits of $6.2 million and $6.6 million primarily related to the favorable resolution of worldwide tax matters during the second quarter of 2011 and 2010, respectively.
Architecture & Software

(in millions, except percentages)	2011	2010	Change
Sales	$624.2	$516.2	$108.0
Segment operating earnings	152.2	122.6	29.6
Segment operating margin	24.4%	23.8%	0.6	pts
Sales
Architecture & Software sales increased 21 percent to $624.2 million in the second quarter of 2011 compared to $516.2 million in the second quarter of 2010. Organic sales increased 19 percent and the effects of currency translation contributed 2 percentage points to the overall increase. Substantially all of the organic sales increase resulted from increased volume due to recent macroeconomic trends in most regions and industries. Logix sales increased 21 percent in the second quarter of 2011 compared to the second quarter of 2010. Our motion control product sales grew over 40 percent in the second quarter of 2011 compared to the second quarter of 2010. EMEA, Asia-Pacific and Latin America year-over-year sales increases were greater than the segment average rate of increase. Year-over-year sales increases to customers in Canada were near the segment average rate of increase, while year-over-year sales increases to customers in the United States were less than the segment average rate of increase. Pricing had a minor impact on revenue in the period.
Operating Margin
Architecture & Software segment operating earnings were $152.2 million in the second quarter of 2011, up 24 percent from $122.6 million in the same quarter of 2010. Operating margin increased 0.6 points to 24.4 percent in the second quarter of 2011 as compared to the second quarter of 2010. The increase was predominantly due to volume increases, partially offset by cost increases related to increased spending to support growth, material and fuel cost inflation and sales mix. Approximately half of the increased spending to support growth and material and fuel cost inflation described above related to the Architecture & Software segment. Sales of motion control products grew faster than the segment average. These products have margins below the segment average.

ROCKWELL AUTOMATION, INC.
2011 Second Quarter Compared to 2010 Second Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2011	2010	Change
Sales	$839.9	$648.3	$191.6
Segment operating earnings	92.0	54.7	37.3
Segment operating margin	11.0%	8.4%	2.6	pts
Sales
Control Products & Solutions sales were $839.9 million in the second quarter of 2011, up 30 percent from $648.3 million in the second quarter of 2010. Organic sales increased 27 percent and currency translation contributed 3 percentage points to the total increase. The segment’s organic sales increase resulted primarily from the segment’s solutions and services businesses growth of 33 percent year over year, while the segment’s products businesses grew at rates similar to our Architecture & Software segment. In our solutions and services businesses, $22 million of the increase related to a single large project that was completed during the period. Latin America reported above average year-over-year overall segment growth. Year-over-year sales increases to customers in Canada were less than the segment average rate of increase. Pricing had only a minor impact on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $92.0 million in the second quarter of 2011, up 68 percent from $54.7 million in the same quarter of 2010. Operating margin increased by 2.6 points to 11.0 percent in the second quarter of 2011 as compared to 8.4 percent the second quarter of 2010. The increase was predominantly due to volume increases, partially offset by cost increases related to increased spending to support growth, material and fuel cost inflation and sales mix. Approximately half of the increased spending to support growth and material and fuel cost inflation described above related to the Control Products & Solutions segment. Sales in our solutions and services businesses grew faster than the segment average. As these businesses have margins below the segment average, this caused a negative mix effect.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

(in millions, except per share amounts)	2011	2010	Change
Sales	$2,829.9	$2,232.0	$597.9
Income from continuing operations before taxes	390.3	230.9	159.4
Diluted earnings per share from continuing operations	2.17	1.31	0.86
Sales
Our sales increased $597.9 million, or 27 percent, from $2,232.0 million in the first six months of 2010 to $2,829.9 million in the first six months of 2011. We started the fiscal year with a very strong first quarter and that momentum continued into the second quarter. Our broad based revenue growth led to strong growth in every region and in both our products and solutions and services businesses. Product sales grew 27 percent year over year, while sales in our solutions and services businesses increased 26 percent year over year. Pricing contributed less than 1 percentage point to growth during the period.
Organic sales in Asia-Pacific grew 24 percent year over year, led by China and India with 38 percent and 25 percent growth, respectively2. Organic sales increased in Latin America by 40 percent. Organic sales to customers in mature markets were also strong globally. Organic sales increased 20 percent in Canada, 30 percent in EMEA and 23 percent in the United States.
During the first six months of 2011, sales in all of our key end markets improved compared to the prior year. The largest sales increases were to customers in the transportation industry.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 69 percent from $230.9 million in the first six months of 2010 to $390.3 million in the first six months of 2011. Our strong performance reflects a continuing economic recovery. Increased volume caused the significant year-over-year income improvement, partially offset by cost increases related to increased spending to support growth, increased employee compensation, material and fuel cost inflation and sales mix.
The first quarter of 2010 was the last quarter to benefit from the temporary employee pay cuts implemented in fiscal year 2009 during the economic downturn. The first quarter of 2010 was also the last quarter prior to a wage and salary increase. The year-over-year effect of increased compensation was approximately $25 million.
Material and fuel costs had a negative effect of approximately one point of total segment operating margin. Also, the sales mix within each segment caused a negative mix effect of approximately one point of total segment operating margin.
General corporate expenses were $36.2 million in the first six months of 2011 compared to $43.1 million in the first six months of 2010. The decline was primarily due to a sale of an investment which resulted in a $3.8 million gain. Selling, general and administrative expense as a percentage of sales decreased by 3.7 points to 24.8 percent, as volume increases outpaced spending increases.

[2]	Organic sales growth in China and India exclude 3 percentage points each from the effect of changes in currency.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010 — (Continued)
Income Taxes
The effective tax rate for the first six months of 2011 was 18.9 percent compared to 17.8 percent in the first six months of 2010. During the first six months of 2011, we recognized net discrete tax benefits of $8.9 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research tax credit. During the first six months of 2010, we recognized discrete tax benefits of $11.3 million primarily related to the favorable resolution of worldwide tax matters, partially offset by a discrete tax expense of $2.4 million related to the impact of a change in Mexican tax law.
Architecture & Software

(in millions, except percentages)	2011	2010	Change
Sales	$1,238.1	$985.2	$252.9
Segment operating earnings	305.3	221.6	83.7
Segment operating margin	24.7%	22.5%	2.2	pts
Sales
Architecture & Software sales increased 26 percent to $1,238.1 million in the first six months of 2011 compared to $985.2 million in the first six months of 2010. Organic sales increased 25 percent and currency translation contributed 1 percentage point to the total increase. Substantially all of the organic sales increase resulted from increased volume due to positive market conditions in most regions and industries, as product pricing remained relatively stable. Canada, EMEA and Latin America year-over-year sales increases were greater than the segment average rate of increase. Year-over-year sales increases to customers in the United States were less than the segment average rate of increase. Year-over-year sales increases to customers in Asia-Pacific were near the segment average rate of increase. Logix sales increased 29 percent in the first six months of 2011 compared to the first six months of 2010.
Operating Margin
Architecture & Software segment operating earnings were $305.3 million in the first six months of 2011, up 38 percent from $221.6 million in the first six months of 2010. Operating margin increased 2.2 points to 24.7 percent in the first six months of 2011 as compared to the first six months of 2010. The increase was predominantly due to volume increases, partially offset by cost increases related to increased spending to support growth, increased employee costs, material and fuel cost inflation and sales mix. Approximately half of the increased spending to support growth, increased employee costs and material and fuel cost inflation described above related to the Architecture & Software segment. Sales of our motion control products grew faster than the segment average. These products have margins below the segment average.

ROCKWELL AUTOMATION, INC.
Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010 — (Continued)
Control Products & Solutions

(in millions, except percentages)	2011	2010	Change
Sales	$1,591.8	$1,246.8	$345.0
Segment operating earnings	160.9	92.5	68.4
Segment operating margin	10.1%	7.4%	2.7	pts
Sales
Control Products & Solutions sales were $1,591.8 million in the first six months of 2011, up 28 percent from $1,246.8 million in the first six months of 2010. Organic sales increased 26 percent and currency translation contributed 2 percentage points to the total increase. The segment’s organic sales increase resulted from growth in both products and solutions and services businesses which grew at rates similar to the segment average. Asia-Pacific and Latin America reported above average year-over-year overall segment growth. Year-over-year sales increases to customers in EMEA and Canada were less than the segment average rate of increase. Year-over-year sales increases to customers in the United States were near the segment average rate of increase. Pricing had only a minor impact on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $160.9 million in the first six months of 2011, up 74 percent from $92.5 million in the same period of 2010. Operating margin increased by 2.7 points to 10.1 percent in the first six months of 2011 as compared to 7.4 percent the first six months of 2010. The increase was predominantly due to volume increases, partially offset by cost increases related to increased spending to support growth, increased employee compensation, material and fuel cost inflation and sales mix. Approximately half of the increased spending to support growth, employee costs and material and fuel cost inflation described above related to the Control Products & Solutions segment. Sales in our solutions and services businesses grew faster than the segment average. As these businesses have margins below the segment average, this caused a negative mix effect.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended
	March 31,
	2011	2010
Cash provided by (used for):
Operating activities	$237.8	$297.9
Investing activities	(38.8)	(26.0)
Financing activities	(9.6)	(82.0)
Effect of exchange rate changes on cash	17.9	(16.3)

Cash provided by continuing operations	$207.3	$173.6

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$237.8	$297.9
Capital expenditures of continuing operations	(42.9)	(30.5)
Excess income tax benefit from share-based compensation	35.7	7.4

Free cash flow	$230.6	$274.8

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
Free cash flow was a source of $230.6 million for the six months ended March 31, 2011 compared to a source of $274.8 million for the six months ended March 31, 2010. The decrease in free cash flow is primarily due to higher performance-based compensation payments in the first quarter of 2011 as compared to the first quarter of 2010, which more than offset the positive cash flow effect of increased current year earnings. The 2011 payments are for performance-based compensation earned by our global employee population related to 2010 results.
We repurchased approximately 1.4 million shares of our common stock in the first six months of 2011. The total cost of these shares was $107.3 million, of which $4.3 million was recorded in accounts payable at March 31, 2011, related to 45,000 shares that did not settle until April 2011. We also paid $1.2 million in the first quarter of 2011 for unsettled share purchases outstanding at September 30, 2010. We repurchased approximately 0.5 million shares of our common stock in the first six months of 2010. The total cost of these shares was $25.5 million, of which $2.9 million was recorded in accounts payable at March 31, 2010, related to 52,500 shares that did not settle until April 2010. Our decision to repurchase additional stock in the remainder of 2011 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2011, we had approximately $393.9 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At March 31, 2011 and September 30, 2010 we had no commercial paper borrowings outstanding. Our debt-to-total-capital ratio was 32.8 percent at March 31, 2011 and 38.3 percent at September 30, 2010.
On March 14, 2011, we replaced our former three-year $267.5 million unsecured revolving credit facility expiring in March 2012 and our former 364-day $300.0 million unsecured revolving credit facility expiring in March 2011 with a new four-year $750.0 million unsecured revolving credit facility. We did not incur early termination penalties in connection with the termination of the former credit facilities. We have not drawn down under any of these credit facilities at March 31, 2011 or September 30, 2010. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at March 31, 2011 and September 30, 2010. Separate short-term unsecured credit facilities of approximately $138.6 million at March 31, 2011 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of March 31, 2011:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at March 31, 2011, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at March 31, 2011, there has been no material change to this information.
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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						March 31,
	Three Months Ended March 31, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$723.4	$(2.4)	$721.0	$—	$721.0	$593.7
Canada	94.7	(5.1)	89.6	—	89.6	81.9
Europe, Middle East and Africa	313.8	0.9	314.7	—	314.7	241.2
Asia-Pacific	209.6	(10.1)	199.5	—	199.5	164.1
Latin America	122.6	(7.4)	115.2	—	115.2	83.6

Total Company Sales	$1,464.1	$(24.1)	$1,440.0	$—	$1,440.0	$1,164.5

						Six
						Months
						Ended
						March 31,
	Six Months Ended March 31, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$1,384.9	$(3.3)	$1,381.6	$—	$1,381.6	$1,119.6
Canada	190.3	(9.2)	181.1	—	181.1	151.0
Europe, Middle East and Africa	597.0	19.8	616.8	—	616.8	474.3
Asia-Pacific	421.6	(18.5)	403.1	—	403.1	326.2
Latin America	236.1	(11.2)	224.9	—	224.9	160.9

Total Company Sales	$2,829.9	$(22.4)	$2,807.5	$—	$2,807.5	$2,232.0

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						March 31,
	Three Months Ended March 31, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$624.2	$(8.8)	$615.4	$—	$615.4	$516.2
Control Products & Solutions	839.9	(15.3)	824.6	—	824.6	648.3

Total Company Sales	$1,464.1	$(24.1)	$1,440.0	$—	$1,440.0	$1,164.5

						Six
						Months
						Ended
						March 31,
	Six Months Ended March 31, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$1,238.1	$(5.0)	$1,233.1	$—	$1,233.1	$985.2
Control Products & Solutions	1,591.8	(17.4)	1,574.4	—	1,574.4	1,246.8

Total Company Sales	$2,829.9	$(22.4)	$2,807.5	$—	$2,807.5	$2,232.0

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at March 31, 2011, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at March 31, 2011, there has been no material change to this information.

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

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at March 31, 2011, there has been no material change to this information, except that the section entitled “Foreign Corrupt Practices Act” is updated in its entirety as follows:

Foreign Corrupt Practices Act. As a result of an internal review, we determined in 2006 that actions by a small number of employees at our former Power Systems subsidiary in China may have violated the U.S. Foreign Corrupt Practices Act (FCPA) or other applicable laws. We and some of our distributors do business in China with government owned enterprises or government owned enterprises that are evolving to commercial businesses. These actions involved payments for non-business travel expenses and certain other business arrangements involving potentially improper payment mechanisms for legitimate business expenses. Special outside counsel was engaged to investigate the actions and report to the Audit Committee.

We voluntarily disclosed these actions to the Department of Justice (DOJ) and the SEC beginning in September 2006 and disclosed them to shareowners in our Annual Report on Form 10-K for the year ended September 30, 2006. We have since implemented thorough remedial measures. During 2010, the DOJ declined to pursue charges against us. In April 2011, we settled this matter with the SEC under the civil books and records and internal controls provisions of the FCPA. We agreed to pay a total of approximately $2.8 million, representing disgorgement, interest, and a civil penalty. These amounts were previously accrued.

Item 1A.	Risk Factors

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at March 31, 2011 there has been no material change to this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2011:

			Total Number	Maximum Approx.
			of Shares	Dollar Value
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)

January 1 – 31, 2011	15,000	$80.82	15,000	$451,103,754

February 1 – 28, 2011	285,000	86.36	285,000	426,491,218

March 1 – 31, 2011	366,600	88.86	366,600	393,914,733

Total	666,600	87.61	666,600

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6.	Exhibits
(a)	Exhibits:

Exhibit 10	—
$750,000,000 Four-Year Credit Agreement dated as of March 14, 2011 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., The Bank of New York Mellon and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 15, 2011, is hereby incorporated by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2011.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	—	Interactive Data Files.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.
(Registrant)

Date: May 5, 2011	By	/s/ Theodore D. Crandall Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2011	By	/s/ David M. Dorgan David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended March 31, 2011.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.