Form 10-Q
period 2011-06-30
ROCKWELL AUTOMATION INC
filed 2011-08-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
143,209,513 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2011.

ROCKWELL AUTOMATION, INC.
INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet— June 30, 2011 and September 30, 2010	2

Condensed Consolidated Statement of Operations— Three and Nine Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statement of Cash Flows— Nine Months Ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Report of Independent Registered Public Accounting Firm	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	36

Exhibit 12
Exhibit 15
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,021.8	$813.4
Receivables	1,045.4	859.0
Inventories	690.5	603.3
Deferred income taxes	185.7	170.2
Other current assets	152.3	140.7

Total current assets	3,095.7	2,586.6

Property, net of accumulated depreciation of $1,223.3 and $1,185.5, respectively	544.2	536.9
Goodwill	968.6	912.5
Other intangible assets, net	224.8	217.3
Deferred income taxes	317.3	324.5
Prepaid pension	43.3	28.3
Other assets	133.8	142.2

TOTAL	$5,327.7	$4,748.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:
Accounts payable	$478.9	$435.7
Compensation and benefits	230.5	300.1
Advance payments from customers and deferred revenue	205.5	184.9
Customer returns, rebates and incentives	134.0	119.5
Other current liabilities	290.4	182.1

Total current liabilities	1,339.3	1,222.3

Long-term debt	905.0	904.9
Retirement benefits	946.4	923.4
Other liabilities	239.9	237.3

Commitments and contingent liabilities (Note 11)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,371.9	1,344.2
Retained earnings	3,180.8	2,912.4
Accumulated other comprehensive loss	(708.1)	(841.2)
Common stock in treasury, at cost (shares held: June 30, 2011, 38.2; September 30, 2010, 39.7)	(2,128.9)	(2,136.4)

Total shareowners’ equity	1,897.1	1,460.4

TOTAL	$5,327.7	$4,748.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales
Products and solutions	$1,370.0	$1,128.6	$3,935.1	$3,127.0
Services	146.2	139.5	411.0	373.1

	1,516.2	1,268.1	4,346.1	3,500.1

Cost of sales
Products and solutions	(810.1)	(663.8)	(2,338.5)	(1,836.2)
Services	(99.3)	(97.0)	(280.4)	(256.7)

	(909.4)	(760.8)	(2,618.9)	(2,092.9)

Gross profit	606.8	507.3	1,727.2	1,407.2

Selling, general and administrative expenses	(370.0)	(333.3)	(1,073.1)	(969.0)
Other (expense) income	(0.9)	(3.7)	2.3	(6.5)
Interest expense	(14.7)	(14.8)	(44.9)	(45.3)

Income from continuing operations before income taxes	221.2	155.5	611.5	386.4
Income tax provision	(42.4)	(36.1)	(116.2)	(77.3)

Income from continuing operations	178.8	119.4	495.3	309.1

Income from discontinued operations	0.7	—	0.7	23.9

Net income	$179.5	$119.4	$496.0	$333.0

Basic earnings per share:

Continuing operations	$1.24	$0.84	$3.46	$2.17
Discontinued operations	0.01	—	0.01	0.17

Net income	$1.25	$0.84	$3.47	$2.34

Diluted earnings per share:

Continuing operations	$1.22	$0.83	$3.40	$2.14
Discontinued operations	0.01	—	—	0.17

Net income	$1.23	$0.83	$3.40	$2.31

Cash dividends per share	$0.775	$0.64	$1.475	$1.22

Weighted average outstanding shares:

Basic	143.4	142.0	142.8	142.1

Diluted	145.9	144.3	145.5	144.1

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended
	June 30,
	2011	2010
Continuing operations:
Operating activities:
Net income	$496.0	$333.0
Income from discontinued operations	(0.7)	(23.9)

Income from continuing operations	495.3	309.1

Adjustments to arrive at cash provided by operating activities:
Depreciation	70.4	71.0
Amortization of intangible assets	26.2	23.2
Share-based compensation expense	29.3	27.1
Retirement benefits expense	75.6	66.6
Pension trust contributions	(23.3)	(21.9)
Net (gain) loss on disposition of property and investments	(2.0)	1.7
Income tax benefit from the exercise of stock options	3.1	0.5
Excess income tax benefit from share-based compensation	(37.8)	(12.3)
Changes in assets and liabilities, excluding effects of foreign currency adjustments:
Receivables	(153.3)	(134.7)
Inventories	(68.5)	(151.6)
Accounts payable	37.0	88.5
Compensation and benefits	(73.7)	115.0
Income taxes	67.5	22.2
Other assets and liabilities	16.7	29.0

Cash provided by operating activities	462.5	433.4

Investing activities:
Capital expenditures	(76.0)	(54.2)
Acquisition of businesses, net of cash acquired	(45.9)	—
Proceeds from sale of property and investments	4.3	4.5

Cash used for investing activities	(117.6)	(49.7)

Financing activities:
Cash dividends	(150.3)	(124.0)
Purchases of treasury stock	(222.7)	(90.4)
Proceeds from the exercise of stock options	170.8	28.7
Excess income tax benefit from share-based compensation	37.8	12.3
Other financing activities	(0.3)	(0.3)

Cash used for financing activities	(164.7)	(173.7)

Effect of exchange rate changes on cash	31.6	(27.6)

Cash provided by continuing operations	211.8	182.4

Discontinued operations:
Cash used for discontinued operating activities	(3.4)	(0.2)

Cash used for discontinued operations	(3.4)	(0.2)

Increase in cash and cash equivalents	208.4	182.2
Cash and cash equivalents at beginning of period	813.4	643.8

Cash and cash equivalents at end of period	$1,021.8	$826.0

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The results of operations for the three and nine month periods ended June 30, 2011 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $23.8 million at June 30, 2011 and $17.9 million at September 30, 2010. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.6 million at June 30, 2011 and $16.4 million at September 30, 2010.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income from continuing operations	$178.8	$119.4	$495.3	$309.1
Less: Allocation to participating securities	(0.3)	(0.3)	(1.0)	(0.7)

Income from continuing operations available to common shareowners	$178.5	$119.1	$494.3	$308.4

Income from discontinued operations	$0.7	$—	$0.7	$23.9
Less: Allocation to participating securities	—	—	—	(0.1)

Income from discontinued operations available to common shareowners	$0.7	$—	$0.7	$23.8

Net income	$179.5	$119.4	$496.0	$333.0
Less: Allocation to participating securities	(0.3)	(0.3)	(1.0)	(0.8)

Net income available to common shareowners	$179.2	$119.1	$495.0	$332.2

Basic weighted average outstanding shares	143.4	142.0	142.8	142.1
Effect of dilutive securities
Stock options	2.1	1.9	2.3	1.7
Performance shares	0.4	0.4	0.4	0.3

Diluted weighted average outstanding shares	145.9	144.3	145.5	144.1

Basic earnings per share:
Continuing operations	$1.24	$0.84	$3.46	$2.17
Discontinued operations	0.01	—	0.01	0.17

Net income	$1.25	$0.84	$3.47	$2.34

Diluted earnings per share:
Continuing operations	$1.22	$0.83	$3.40	$2.14
Discontinued operations	0.01	—	—	0.17

Net income	$1.23	$0.83	$3.40	$2.31

For the three and nine months ended June 30, 2011, share-based compensation awards for 1.1 million and 1.9 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2010, share-based compensation awards for 3.7 million and 5.0 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies — (Continued)
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the presentation of comprehensive income that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or two consecutive statements. This guidance is effective for us beginning October 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.
In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurements and disclosures, in addition to other amendments that change principles or requirements for fair value measurements or disclosures. This guidance is effective for us beginning January 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.
2. Share-Based Compensation
We recognized $10.1 million and $29.3 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2011, respectively. We recognized $9.2 million and $27.1 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2010, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to all employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Nine Months Ended June 30,
	2011		2010
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	1,727	$21.39	2,169	$13.59
Performance shares	77	87.00	146	54.81
Restricted stock and restricted stock units	68	74.52	146	43.66
Unrestricted stock	11	69.79	11	44.20

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Acquisitions
In April 2011, we acquired certain assets and assumed certain liabilities of Hiprom (Pty) Ltd and its affiliates (Hiprom), a process control and automation systems integrator for the mining and mineral processing industry in South Africa. In May 2011, we purchased a majority stake in the equity of Lektronix Limited and its affiliate (Lektronix), an independent industrial automation repairs and service provider in Europe and Asia. The terms of this acquisition included mirroring put and call options for a fixed price in December 2011 with respect to the remaining minority shares. Accordingly, we recorded the Lektronix share purchase as an acquisition of all outstanding equity interests with a corresponding liability of $11.1 million related to the put/call option as of the acquisition date. The aggregate purchase price of the Hiprom and Lektronix acquisitions was $58.8 million.
We recorded goodwill of $34.0 million attributable to intangible assets that do not meet the criteria for separate recognition, including an assembled workforce with industry-wide technical expertise and customer service capabilities. We assigned the full amount of goodwill for Hiprom and Lektronix to our Control Products & Solutions segment. None of the goodwill recorded is expected to be deductible for tax purposes.
Purchase price allocations may be subsequently adjusted to reflect final valuation studies. The fair values and weighted average useful lives that have been preliminarily assigned to the acquired identifiable intangible assets of these two acquisitions are:

		Wtd. Avg.
	Fair	Useful
(in millions, except useful lives)	Value	Life

Customer relationships	$14.3	14 years
Technology	1.5	10 years
Trademarks	1.3	2 years
Other intangible assets	0.6	4 years
The results of operations of the acquired businesses have been included in our Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of these acquisitions are not material to our results of operations or financial position.
4. Inventories
Inventories consist of (in millions):

	June 30,	September 30,
	2011	2010

Finished goods	$253.5	$244.2
Work in process	162.0	144.1
Raw materials, parts and supplies	275.0	215.0

Inventories	$690.5	$603.3

We report inventories net of the allowance for excess and obsolete inventory of $49.1 million at June 30, 2011 and $46.3 million at September 30, 2010.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2011 are (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2010	$385.5	$527.0	$912.5
Acquisition of businesses	—	34.0	34.0
Translation and other	4.3	17.8	22.1

Balance as of June 30, 2011	$389.8	$578.8	$968.6

Other intangible assets consist of (in millions):

	June 30, 2011
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$175.2	$120.1	$55.1
Customer relationships	73.7	20.9	52.8
Technology	85.7	42.8	42.9
Trademarks	31.9	8.1	23.8
Other	22.1	15.6	6.5

Total amortized intangible assets	388.6	207.5	181.1
Intangible assets not subject to amortization	43.7	—	43.7

Total	$432.3	$207.5	$224.8

	September 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$160.1	$107.3	$52.8
Customer relationships	59.6	16.6	43.0
Technology	83.8	38.0	45.8
Trademarks	32.5	7.6	24.9
Other	23.6	16.5	7.1

Total amortized intangible assets	359.6	186.0	173.6
Intangible assets not subject to amortization	43.7	—	43.7

Total	$403.3	$186.0	$217.3

The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $35.6 million in 2011, $33.9 million in 2012, $27.3 million in 2013, $22.1 million in 2014 and $17.4 million in 2015.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2011 and concluded these assets are not impaired. We did not identify any impairment indicators during the third quarter of 2011 that would require further impairment analysis.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30,	September 30,
	2011	2010

Unrealized losses on foreign exchange contracts	$15.9	$18.9
Product warranty obligations	37.4	37.3
Taxes other than income taxes	40.2	33.3
Accrued interest	15.0	15.6
Dividends payable	60.9	—
Income taxes payable	46.7	20.6
Other	74.3	56.4

Other current liabilities	$290.4	$182.1

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
Changes in the product warranty obligations for the nine months ended June 30, 2011 and 2010 are (in millions):

	Nine Months Ended
	June 30,
	2011	2010

Balance at beginning of period	$37.3	$32.1
Warranties recorded at time of sale	27.3	30.6
Adjustments to pre-existing warranties	(3.0)	(1.2)
Settlements of warranty claims	(24.2)	(25.3)

Balance at end of period	$37.4	$36.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Derivative Instruments and Fair Value Measurement
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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We have not changed our valuation techniques during the nine months ended June 30, 2011. The notional values of our forward exchange contracts outstanding at June 30, 2011 were $869.7 million, of which $533.4 million were designated as cash flow hedges. Contracts with the most significant notional values relate to transactions denominated in the United States dollar, euro and Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-US subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At June 30, 2011 we had $14.4 million of foreign currency denominated debt designated as net investment hedges.
U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		June 30,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010

Forward exchange contracts	Other current assets	$15.7	$9.9
Forward exchange contracts	Other assets	1.6	2.7
Forward exchange contracts	Other current liabilities	(11.8)	(8.5)
Forward exchange contracts	Other liabilities	(1.4)	(1.5)

Total		$4.1	$2.6

		Fair Value (Level 2)
		June 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2010

Forward exchange contracts	Other current assets	$11.0	$15.6
Forward exchange contracts	Other current liabilities	(4.1)	(10.4)

Total		$6.9	$5.2

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Derivative Instruments and Fair Value Measurement — (Continued)
The pre-tax amount of gains (losses) recorded in other comprehensive income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated as cash flow hedges was (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Forward exchange contracts	$5.3	$9.7	$(3.5)	$18.3
Foreign currency denominated debt (net investment hedges)	—	—	(0.5)	—

Total	$5.3	$9.7	$(4.0)	$18.3

Approximately $3.9 million ($2.4 million net of tax) of net unrealized gains on cash flow hedges as of June 30, 2011 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related losses and gains on the hedged items during the periods presented was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$0.2	$(0.8)	$—	$(1.5)
Cost of sales	(2.3)	0.7	(3.4)	(4.4)

Total	$(2.1)	$(0.1)	$(3.4)	$(5.9)

The amount recognized in earnings as a result of ineffective hedges was not significant.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Other (expense) income	$6.6	$(2.8)	$1.5	$(22.6)
Cost of sales	(0.2)	—	(0.2)	—

Total	$6.4	$(2.8)	$1.3	$(22.6)

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

	June 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$905.0	$1,043.6	$904.9	$1,073.8

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Retirement Benefits
The components of net periodic benefit cost in income from continuing operations are (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$17.8	$19.3	$52.9	$51.9
Interest cost	41.6	40.0	123.5	119.8
Expected return on plan assets	(52.2)	(48.1)	(154.3)	(144.1)
Amortization:
Prior service credit	(0.5)	(1.1)	(1.5)	(3.2)
Net actuarial loss	16.0	10.6	47.8	31.6

Net periodic benefit cost	$22.7	$20.7	$68.4	$56.0

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$0.8	$0.9	$2.6	$2.8
Interest cost	2.5	3.1	7.6	9.4
Amortization:
Prior service credit	(2.6)	(2.6)	(7.9)	(7.9)
Net actuarial loss	1.7	2.1	4.9	6.3

Net periodic benefit cost	$2.4	$3.5	$7.2	$10.6

10. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$179.5	$119.4	$496.0	$333.0
Other comprehensive income (loss):
Unrecognized pension and postretirement benefit plan liabilities	9.4	4.3	27.6	12.9
Currency translation adjustments	48.2	(41.2)	105.8	(101.0)
Net unrealized gains on cash flow hedges	4.6	6.1	—	15.1
Other	—	—	(0.3)	0.1

Other comprehensive income (loss)	62.2	(30.8)	133.1	(72.9)

Comprehensive income	$241.7	$88.6	$629.1	$260.1

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
In connection with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify the purchaser, Baldor Electric Company, for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses, arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. Federal Pacific Electric, a non-operating entity that had been retained following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, dissolved pursuant to Delaware law on March 31, 2011.

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
12. Income Taxes
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
The effective tax rate for the nine months ended June 30, 2011 was 19.0 percent. The effective rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates, the utilization of foreign tax credits and net discrete tax benefits of $21.0 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research tax credit.
The amount of unrecognized tax benefits was $75.2 million ($35.9 million net of $39.3 million of offsetting tax benefits) at June 30, 2011 and $66.3 million ($15.2 million net of $51.1 million of offsetting tax benefits) at September 30, 2010. The amount of unrecognized tax benefits that would reduce our effective tax rate if recognized was $66.7 million ($30.4 million net of $36.3 million of offsetting tax benefits) at June 30, 2011. Offsetting tax benefits primarily consist of tax receivables and deposits that are recorded in other assets.
There was no material change in the amount of unrecognized tax benefits in the first nine months of 2011. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $4.9 million and the amount of offsetting tax benefits could be increased by up to $10.5 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $16.5 million and $1.2 million at June 30, 2011 and $24.9 million and $1.7 million at September 30, 2010, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales
Architecture & Software	$672.9	$553.9	$1,911.0	$1,539.1
Control Products & Solutions	843.3	714.2	2,435.1	1,961.0

Total	$1,516.2	$1,268.1	$4,346.1	$3,500.1

Segment operating earnings
Architecture & Software	$175.9	$125.4	$481.2	$347.0
Control Products & Solutions	87.4	72.6	248.3	165.1

Total	263.3	198.0	729.5	512.1
Purchase accounting depreciation and amortization	(5.1)	(4.6)	(14.6)	(14.2)
General corporate — net	(22.3)	(23.1)	(58.5)	(66.2)
Interest expense	(14.7)	(14.8)	(44.9)	(45.3)
Income tax provision	(42.4)	(36.1)	(116.2)	(77.3)

Income from continuing operations	$178.8	$119.4	$495.3	$309.1

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
In the United States and Canada, we sell our products primarily through independent distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Outside the United States and Canada, we sell products through a combination of direct sales and sales through distributors. Sales to our largest distributor in the three and nine months ended June 30, 2011 and 2010, were approximately 10 percent of our total sales.
14. Discontinued Operations
In the three and nine months ended June 30, 2011, we recorded a net $0.7 million benefit from the settlement of an indemnification of Baldor Electric Company and certain tax matters related to divested businesses, partially offset by a change in estimate for an environmental matter pertaining to a discontinued business.
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
Milwaukee, Wisconsin:
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2011 and 2010, and cash flows for the nine-month periods ended June 30, 2011 and 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2010, and the related consolidated statements of operations, cash flows, shareowners’ equity and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated November 18, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
August 4, 2011

ROCKWELL AUTOMATION, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Forward-Looking Statement
This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•
macroeconomic factors, including global and regional business conditions, the availability and cost of capital, the cyclical nature of our customers’ capital spending, sovereign debt concerns and currency exchange rates;

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

•	grow market share by gaining new customers and by capturing a larger share of our OEM machine builders and end user customers’ spending;
•	enhance our market access by building our channel capability and partner network;
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

ROCKWELL AUTOMATION, INC.
U.S. Industrial Economic Trends
In the third quarter of 2011, sales to U.S. customers accounted for 48 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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

The table below depicts the trends in these indicators since the quarter ended September 2009. Industrial production has continued to increase, but at a moderating rate. Consistent with that, capacity utilization and the PMI were lower than the most recent quarter, but continued to indicate expansion of manufacturing activity.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2011
Quarter ended:
June 2011	93.0	55.3	$182.3	76.7
March 2011	92.8	61.2	185.0	76.8
December 2010	91.7	58.5	178.0	76.1
Fiscal 2010
Quarter ended:
September 2010	91.0	55.3	172.9	75.5
June 2010	89.5	55.3	169.1	74.0
March 2010	88.0	60.4	154.5	72.3
December 2009	86.3	56.4	153.6	70.3
Fiscal 2009
Quarter ended:
September 2009	85.2	53.2	153.2	68.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.
Non-U.S. Regional Trends
In the third quarter of 2011, sales to non-U.S. customers accounted for 52 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. Positive macroeconomic trends and forecasts make us optimistic that the global recovery will continue throughout fiscal 2011. Growth in emerging markets continues to exceed global GDP growth rates.
Revenue by Geographic Region
The table below presents our sales for the quarter ended June 30, 2011 by geographic region and the change in sales from the quarter ended June 30, 2010 (in millions, except percentages):

			Change in
			Organic Sales
	Three	Change vs. Three	vs. Three
	Months Ended	Months Ended	Months Ended
	June 30, 2011(1)	June 30, 2010	June 30, 2010(2)

United States	$732.9	11%	11%
Canada	101.7	15%	8%
Europe, Middle East and Africa	327.1	36%	19%
Asia-Pacific	228.6	23%	14%
Latin America	125.9	33%	21%

Total Sales	$1,516.2	20%	14%

The table below presents our sales for the nine months ended June 30, 2011 by geographic region and the change in sales from the nine months ended June 30, 2010 (in millions, except percentages):

			Change in
			Organic Sales
	Nine	Change vs. Nine	vs. Nine
	Months Ended	Months Ended	Months Ended
	June 30, 2011(1)	June 30, 2010	June 30, 2010(2)

United States	$2,117.8	19%	19%
Canada	292.0	22%	16%
Europe, Middle East and Africa	924.1	29%	26%
Asia-Pacific	650.2	27%	20%
Latin America	362.0	42%	33%

Total Sales	$4,346.1	24%	21%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations
Sales in the third quarter of 2011 increased 20 percent compared to the third quarter of 2010. Organic sales increased 14 percent, as the effects of currency translation contributed 6 percentage points to the total increase during the quarter. Sales in our solutions and services businesses increased 16 percent year over year, and our backlog in these businesses continued to increase. Product sales grew 21 percent year over year reflecting continued improvement in customers’ spending and increased OEM demand. Sales related to our process initiative grew at a rate above the company average.
Total sales in emerging markets increased 29 percent as compared to the third quarter of 2010. Organic sales in emerging markets increased 19 percent year over year as the effects of currency translation and acquisitions contributed 9 and 1 percentage points, respectively, to the total increase. Emerging markets represented 22 percent of total company sales in the third quarter of 2011. Latin America was our best performing region as organic sales increased 21 percent as compared to the same period in 2010. Organic sales to customers in mature markets were also strong globally. Our Europe, Middle East and Africa (EMEA) region achieved 19 percent organic sales growth year over year.
In our Architecture & Software segment, sales increased 21 percent in the third quarter of 2011 as compared to the third quarter of 2010. In our Control Products & Solutions segment, sales in the third quarter of 2011 increased 18 percent from the third quarter of 2010.
The improvement in operating margin was primarily due to volume leverage, partially offset by increased spending to support growth. Margin performance was particularly strong in the Architecture & Software segment.
Our effective tax rate during the quarter was 19.2 percent, and declined 4 percentage points year over year, primarily due to net discrete tax benefits from the favorable resolution of worldwide tax matters.

ROCKWELL AUTOMATION, INC.
Summary of Results of Operations — (Continued)
The following tables reflect the sales and operating results for the three and nine months ended June 30, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales
Architecture & Software	$672.9	$553.9	$1,911.0	$1,539.1
Control Products & Solutions	843.3	714.2	2,435.1	1,961.0

Total	$1,516.2	$1,268.1	$4,346.1	$3,500.1

Segment operating earnings (a)
Architecture & Software	$175.9	$125.4	$481.2	$347.0
Control Products & Solutions	87.4	72.6	248.3	165.1

Purchase accounting depreciation and amortization	(5.1)	(4.6)	(14.6)	(14.2)
General corporate — net	(22.3)	(23.1)	(58.5)	(66.2)
Interest expense	(14.7)	(14.8)	(44.9)	(45.3)

Income from continuing operations before income taxes	221.2	155.5	611.5	386.4
Income tax provision	(42.4)	(36.1)	(116.2)	(77.3)

Income from continuing operations	178.8	119.4	495.3	309.1

Income from discontinued operations (b)	0.7	—	0.7	23.9

Net income	$179.5	$119.4	$496.0	$333.0

Diluted earnings per share:
Continuing operations	$1.22	$0.83	$3.40	$2.14
Discontinued operations	0.01	—	—	0.17

Net income	$1.23	$0.83	$3.40	$2.31

Diluted weighted average outstanding shares	145.9	144.3	145.5	144.1

(a)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(b)	See Note 14 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.
2011 Third Quarter Compared to 2010 Third Quarter

(in millions, except per share amounts)	2011	2010	Change

Sales	$1,516.2	$1,268.1	$248.1
Income from continuing operations before income taxes	221.2	155.5	65.7
Diluted earnings per share from continuing operations	1.22	0.83	0.39
Sales
Our sales increased $248.1 million, or 20 percent, to $1,516.2 in the third quarter of 2011 from $1,268.1 million in the third quarter of 2010. Organic sales increased 14 percent, substantially all of which was related to increases in volume due to current macroeconomic trends in most regions, as the impact of pricing on revenues was immaterial.
We had strong growth in all regions globally. Organic sales increased in Latin America by 21 percent as compared to the third quarter of 2010. Organic sales increased 19 percent year over year in EMEA. Asia-Pacific had year-over-year organic sales growth of 14 percent, led by strength in India which had organic sales growth of 27 percent1 during the quarter. Organic sales in the United States and Canada increased 11 percent and 8 percent, respectively, compared to the third quarter of 2010.
During the third quarter of 2011, sales in all of our key end markets improved compared to the same quarter in the prior year. The largest sales increases were to customers in the transportation and mining industries, while the smallest increases were to customers in the consumer industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 42 percent to $221.2 in the third quarter of 2011 from $155.5 million in the third quarter of 2010. Increased volume caused the significant year-over-year income improvement, partially offset by increased spending to support growth.
General corporate expenses were $22.3 million in the third quarter of 2011 down from $23.1 million in the third quarter of 2010. Selling, general and administrative expense as a percentage of sales decreased 1.9 points to 24.4 percent, as volume increases outpaced spending increases.

[1]	Organic sales growth in India excludes 3 percentage points from the effect of changes in currency.

ROCKWELL AUTOMATION, INC.
2011 Third Quarter Compared to 2010 Third Quarter — (Continued)
Income Taxes
The effective tax rate for the third quarter of 2011 was 19.2 percent compared to 23.2 percent in the third quarter of 2010. During the third quarter of 2011, we recognized net discrete tax benefits of $12.1 million related to the favorable resolution of worldwide tax matters. During the third quarter of 2010, we recognized net discrete tax expenses of $1.0 million.
Architecture & Software

(in millions, except percentages)	2011	2010	Change

Sales	$672.9	$553.9	$119.0
Segment operating earnings	175.9	125.4	50.5
Segment operating margin	26.1%	22.6%	3.5	pts
Sales
Architecture & Software sales increased 21 percent to $672.9 million in the third quarter of 2011 compared to $553.9 million in the third quarter of 2010. Organic sales increased 15 percent and currency translation contributed 6 percentage points to the total increase. Substantially all of the organic sales increase resulted from increased volume due to current macroeconomic trends in most regions and industries. Logix organic sales increased 26 percent in the third quarter of 2011 compared to the third quarter of 20102. Year-over-year sales increases in Canada, EMEA, Asia-Pacific and Latin America were greater than the segment average rate of increase, while year-over-year sales increases in the United States were below the segment average rate of increase. Pricing had an immaterial impact on sales in the period.
Operating Margin
Architecture & Software segment operating earnings were $175.9 million in the third quarter of 2011, up 40 percent from $125.4 million in the same quarter of 2010. Operating margin increased 3.5 points to 26.1 percent in the third quarter of 2011 as compared to the third quarter of 2010. The increase was predominantly due to volume increases, partially offset by increased spending to support growth. Approximately half of the increased spending to support growth described earlier applied to the Architecture & Software segment.

[2]	Organic sales growth for Logix excludes 7 percentage points from the effect of changes in currency.

ROCKWELL AUTOMATION, INC.
2011 Third Quarter Compared to 2010 Third Quarter — (Continued)
Control Products & Solutions

(in millions, except percentages)	2011	2010	Change

Sales	$843.3	$714.2	$129.1
Segment operating earnings	87.4	72.6	14.8
Segment operating margin	10.4%	10.2%	0.2	pts
Sales
Control Products & Solutions sales were $843.3 million in the third quarter of 2011, up 18 percent from $714.2 million in the third quarter of 2010. Organic sales increased 12 percent as the effects of currency translation and acquisitions contributed 5 and 1 percentage points, respectively, to the total increase. The segment’s product businesses grew at rates similar to our Architecture & Software segment, while our solutions and services businesses grew by 16 percent year over year. EMEA, Asia-Pacific and Latin America reported above average year-over-year overall segment growth. Year-over-year sales increases in the United States and Canada were below the segment average rate of increase. Pricing had an immaterial impact on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $87.4 million in the third quarter of 2011, up 20 percent from $72.6 million in the same quarter of 2010. Operating margin increased by 0.2 points to 10.4 percent in the third quarter of 2011 as compared to 10.2 percent in the third quarter of 2010. The increase was predominantly due to volume increases, partially offset by increased spending to support growth and somewhat lower margins in the solutions and services businesses within this segment. The effect of currency, acquisitions and material and fuel cost inflation had a more negative impact on this segment. Approximately half of the increased spending to support growth described earlier applied to the Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

(in millions, except per share amounts)	2011	2010	Change
Sales	$4,346.1	$3,500.1	$846.0
Income from continuing operations before income taxes	611.5	386.4	225.1
Diluted earnings per share from continuing operations	3.40	2.14	1.26
Sales
Our sales increased $846.0 million, or 24 percent, to $4,346.1 million in the first nine months of 2011 from $3,500.1 million in the first nine months of 2010. Broad-based revenue growth included strong growth in every region and in both our products and solutions and services businesses. Product sales grew 25 percent year over year, while sales in our solutions and services businesses increased 22 percent year over year. Pricing contributed less than 1 percentage point to growth during the period.
Organic sales in the Asia-Pacific region increased 20 percent year over year, led by strength in the emerging markets of Asia-Pacific, including China and India with 28 and 26 percent growth, respectively3. Year-over-year organic sales increased in Latin America by 33 percent. Organic sales to customers in mature markets were also strong globally. Year-over-year organic sales increased 26 percent in EMEA, 19 percent in the United States and 16 percent in Canada.
In the nine months ended June 30, 2011, our largest year-over-year end market sales increases were to customers in the transportation industry.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 58 percent from $386.4 million in the first nine months of 2010 to $611.5 million in the first nine months of 2011. Increased volume caused the significant year-over-year income improvement, partially offset by cost increases related to increased spending to support growth, increased employee compensation, and material and fuel cost inflation.
The first quarter of 2010 was the last quarter to benefit from the temporary employee pay cuts implemented in fiscal year 2009 during the economic downturn. The first quarter of 2010 was also the last quarter prior to a wage and salary increase. The year-over-year effect of this compensation increase was approximately $25 million.
Material and fuel costs had a negative effect of less than one point of total segment operating margin.
General corporate expenses were $58.5 million in the first nine months of 2011 compared to $66.2 million in the first nine months of 2010. The decline was primarily due to a sale of an investment which resulted in a $3.8 million gain in 2011. Selling, general and administrative expense as a percentage of sales decreased by 3.0 points to 24.7 percent, as volume increases outpaced spending increases.

[3]	Organic sales growth in China and India exclude 4 and 3 percentage points from the effect of changes in currency, respectively.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010 — (Continued)
Income Taxes
The effective tax rate for the first nine months of 2011 was 19.0 percent compared to 20.0 percent in the first nine months of 2010. During the first nine months of 2011, we recognized net discrete tax benefits of $21.0 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research tax credit. During the first nine months of 2010, we recognized discrete tax benefits of $14.6 million related to the favorable resolution of tax matters, partially offset by discrete tax expenses of $6.7 million primarily related to the impact of a change in Mexican tax law and interest related to unrecognized tax benefits.
Discontinued Operations
Income from discontinued operations was $0.7 million in the first nine months of 2011, compared to $23.9 million in the first nine months of 2010. Income from discontinued operations in the prior year included a $21.3 million tax benefit resulting from the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.
Architecture & Software

(in millions, except percentages)	2011	2010	Change
Sales	$1,911.0	$1,539.1	$371.9
Segment operating earnings	481.2	347.0	134.2
Segment operating margin	25.2%	22.5%	2.7	pts
Sales
Architecture & Software sales increased 24 percent to $1,911.0 million in the first nine months of 2011 compared to $1,539.1 million in the first nine months of 2010. Organic sales increased 22 percent, as the effects of currency translation contributed 2 percentage points to the total increase. Substantially all of the organic sales increase resulted from increased volume due to positive market conditions in most regions and industries, as product pricing remained relatively stable. Canada, Asia-Pacific, EMEA and Latin America year-over-year sales grew above the segment average rate of increase, while year-over-year sales increases in the United States were slightly below the segment average rate of increase. Logix sales increased 30 percent in the first nine months of 2011 compared to the first nine months of 2010.
Operating Margin
Architecture & Software segment operating earnings were $481.2 million in the first nine months of 2011, up 39 percent from $347.0 million in the first nine months of 2010. Operating margin increased 2.7 points to 25.2 percent in the first nine months of 2011 as compared to the first nine months of 2010. The increase was predominantly due to volume increases, partially offset by cost increases related to increased spending to support growth, increased employee costs, and material and fuel cost inflation. Approximately half of the increased spending to support growth and increased employee costs described earlier related to the Architecture & Software segment.

ROCKWELL AUTOMATION, INC.
Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010 — (Continued)
Control Products & Solutions

(in millions, except percentages)	2011	2010	Change
Sales	$2,435.1	$1,961.0	$474.1
Segment operating earnings	248.3	165.1	83.2
Segment operating margin	10.2%	8.4%	1.8	pts
Sales
Control Products & Solutions sales were $2,435.1 million in the first nine months of 2011, up 24 percent from $1,961.0 million in the first nine months of 2010. Organic sales increased 21 percent, as currency translation contributed 3 percentage points to the total increase. The segment’s sales increase resulted from growth in both products and solutions and services businesses, which grew at rates similar to the segment average. Asia-Pacific and Latin America reported year-over-year growth above the segment average. Year-over-year sales increases in the United States and Canada were less than the segment average growth rate. Year-over-year sales in EMEA were near the segment average rate of increase. Pricing had an immaterial impact on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $248.3 million in the first nine months of 2011, up 50 percent from $165.1 million in the same period of 2010. Operating margin increased 1.8 points to 10.2 percent in the first nine months of 2011 as compared to 8.4 percent the first nine months of 2010. The increase was predominantly due to volume increases, partially offset by increased spending to support growth and increased employee compensation. The effects of currency, acquisitions and material and fuel cost increases had a more negative impact on this segment. Approximately half of the increased spending to support growth and employee costs described earlier related to the Control & Solutions segment.

ROCKWELL AUTOMATION, INC.
Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended
	June 30,
	2011	2010
Cash provided by (used for):
Operating activities	$462.5	$433.4
Investing activities	(117.6)	(49.7)
Financing activities	(164.7)	(173.7)
Effect of exchange rate changes on cash	31.6	(27.6)

Cash provided by continuing operations	$211.8	$182.4

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$462.5	$433.4
Capital expenditures of continuing operations	(76.0)	(54.2)
Excess income tax benefit from share-based compensation	37.8	12.3

Free cash flow	$424.3	$391.5

Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings and thus does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Our accounting for share-based compensation requires us to report the related excess income tax benefit as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may be different from definitions used by other companies.
Free cash flow was a source of $424.3 million for the nine months ended June 30, 2011, compared to a source of $391.5 million for the nine months ended June 30, 2010. This increase in free cash flow is primarily due to improvements in current year earnings and lower income tax payments, partially offset by higher performance-based compensation payments in the first quarter of 2011 as compared to the first quarter of 2010. The 2011 payments are for performance-based compensation earned by our global employee population related to 2010 results.
We repurchased approximately 2.7 million shares of our common stock in the first nine months of 2011. The total cost of these shares was $221.5 million. We paid $1.2 million in the first quarter of 2011 for unsettled share purchases outstanding at September 30, 2010. We repurchased approximately 1.7 million shares of our common stock in the first nine months of 2010. The total cost of these shares was $93.1 million, of which $2.7 million was recorded in accounts payable at June 30, 2010, related to 55,000 shares that did not settle until July 2010. Our decision to repurchase additional stock in the remainder of 2011 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2011, we had approximately $279.6 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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

ROCKWELL AUTOMATION, INC.
Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At June 30, 2011 and September 30, 2010, we had no commercial paper borrowings outstanding. Our debt-to-total-capital ratio was 32.3 percent at June 30, 2011 and 38.3 percent at September 30, 2010.
On March 14, 2011, we replaced our former three-year $267.5 million unsecured revolving credit facility expiring in March 2012 and our former 364-day $300.0 million unsecured revolving credit facility expiring in March 2011 with a new four-year $750.0 million unsecured revolving credit facility. We did not incur early termination penalties in connection with the termination of the former credit facilities. We have not drawn down under any of these credit facilities at June 30, 2011 or September 30, 2010. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at June 30, 2011 and September 30, 2010. Separate short-term unsecured credit facilities of approximately $139.2 million at June 30, 2011 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of June 30, 2011:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at June 30, 2011, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at June 30, 2011, there has been no material change to this information.
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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Three
						Months
						Ended
						June 30,
	Three Months Ended June 30, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$732.9	$(1.5)	$731.4	$(0.2)	$731.2	$658.7
Canada	101.7	(6.2)	95.5	—	95.5	88.2
Europe, Middle East and Africa	327.1	(35.6)	291.5	(4.9)	286.6	240.3
Asia-Pacific	228.6	(16.9)	211.7	(0.1)	211.6	186.1
Latin America	125.9	(11.6)	114.3	—	114.3	94.8

Total Company Sales	$1,516.2	$(71.8)	$1,444.4	$(5.2)	$1,439.2	$1,268.1

						Nine
						Months
						Ended
						June 30,
	Nine Months Ended June 30, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$2,117.8	$(4.8)	$2,113.0	$(0.2)	$2,112.8	$1,778.3
Canada	292.0	(15.4)	276.6	—	276.6	239.2
Europe, Middle East and Africa	924.1	(15.8)	908.3	(4.9)	903.4	714.6
Asia-Pacific	650.2	(35.4)	614.8	(0.1)	614.7	512.3
Latin America	362.0	(22.8)	339.2	—	339.2	255.7

Total Company Sales	$4,346.1	$(94.2)	$4,251.9	$(5.2)	$4,246.7	$3,500.1

ROCKWELL AUTOMATION, INC.
Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Three
						Months
						Ended
						June 30,
	Three Months Ended June 30, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$672.9	$(34.1)	$638.8	$—	$638.8	$553.9
Control Products & Solutions	843.3	(37.7)	805.6	(5.2)	800.4	714.2

Total Company Sales	$1,516.2	$(71.8)	$1,444.4	$(5.2)	$1,439.2	$1,268.1

						Nine
						Months
						Ended
						June 30,
	Nine Months Ended June 30, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
Architecture & Software	$1,911.0	$(39.1)	$1,871.9	$—	$1,871.9	$1,539.1
Control Products & Solutions	2,435.1	(55.1)	2,380.0	(5.2)	2,374.8	1,961.0

Total Company Sales	$4,346.1	$(94.2)	$4,251.9	$(5.2)	$4,246.7	$3,500.1

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at June 30, 2011, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at June 30, 2011, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as updated by the information contained in Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. We believe that at June 30, 2011, there has been no material change to this information, except that the following replaces the second paragraph under the section entitled “McGregor, Texas NWIRP Facility Environmental Claim”:
On December 3, 2007, the United States Department of Justice (DOJ) notified Rockwell International Corporation (RIC) that the United States Navy was seeking to recover environmental cleanup costs incurred at the Naval Weapons Industrial Reserve Plant (NWIRP). The DOJ asserted that it has incurred more than $50 million (excluding interest, attorneys’ fees and other indirect costs) in environmental cleanup costs at the NWIRP, and it believes that it may have a potential cause of action against RIC and other former contractors at the NWIRP for recovery of those costs. In June 2011, RIC and one other former contractor at the NWIRP reached a settlement with the DOJ and the United States Navy to resolve all claims in exchange for payment of $14 million. RIC will be responsible for half of the settlement amount. The parties are currently negotiating the terms of a Consent Decree that will be filed in the U.S. District Court for the Western District of Texas. We anticipate that the Consent Decree will be finalized and filed within the next quarter, thereby completely resolving this claim.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We believe that at June 30, 2011 there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2011:

			Total Number	Maximum Approx.
			of Shares	Dollar Value
			Purchased as	of Shares
	Total		Part of Publicly	that may yet
	Number	Average	Announced	be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)

April 1 – 30, 2011	280,000	$91.51	280,000	$368,292,151
May 1 – 31, 2011	916,743	83.73	916,743	291,536,017
June 1 – 30, 2011	150,800	78.86	150,800	279,644,025

Total	1,347,543		1,347,543

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.
Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—	Description of relocation and expatriate package for Robert A. Ruff, contained in the Company’s Current Report on Form 8-K dated April 8, 2011, is hereby incorporated by reference.

Exhibit 12	—	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2011.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	—	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

ROCKWELL AUTOMATION, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)
Date: August 4, 2011	By	/s/ Theodore D. Crandall
Theodore D. Crandall
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2011	By	/s/ David M. Dorgan
David M. Dorgan
Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended June 30, 2011.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.