Form 10-K
period 2011-09-30
ROCKWELL AUTOMATION INC
filed 2011-11-14
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2011 was approximately $13.6 billion.
141,916,926 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 7, 2012 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;
•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;
•	the availability, effectiveness and security of our information technology systems;
•	competitive product and pricing pressures;
•	a disruption of our operations due to natural disasters, acts of war, strikes, terrorism, social unrest or other causes;
•	intellectual property infringement claims by others and the ability to protect our intellectual property;
•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;
•	our ability to attract and retain qualified personnel;
•	our ability to manage costs related to employee retirement and health care benefits;
•	the uncertainties of litigation;
•	a disruption of our distribution channels;
•	the availability and price of components and materials;
•	the successful execution of our cost productivity and globalization initiatives; and
•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 7, 2012 (the 2012 Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.

Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2011, our total sales were $6.0 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2011, is contained under the caption Results of Operations in MD&A, and in Note 18 in the Financial Statements.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio and Singapore, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business globally. Products, solutions and services of both segments are marketed primarily under the Rockwell Automation®, Allen-Bradley®, A-B® and Rockwell Software® brand names. Major markets served by both segments include food and beverage, transportation, oil and gas, metals, mining, home and personal care, pulp and paper and life sciences.
Architecture & Software
Our Architecture & Software operating segment recorded sales of $2.6 billion (43 percent of our total sales) in 2011. The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling the customer’s industrial processes and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products, including:
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
Control Products & Solutions
Our Control Products & Solutions operating segment recorded 2011 sales of $3.4 billion (57 percent of our total sales). The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application expertise and project management capabilities. This comprehensive portfolio includes:
•
Low and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, push buttons, signaling devices, termination and protection devices, relays, timers and condition sensors.

•
Value-added solutions ranging from packaged solutions such as configured drives and motor control centers to automation and information solutions where we provide design, integration and start-up services for custom-engineered hardware and software systems primarily for manufacturing applications.

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, asset management, training and predictive and preventative maintenance.

Geographic Information
In 2011, sales to customers in the United States accounted for 49 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside of the United States on a country-of-destination basis are in Canada, China, Italy, the United Kingdom and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 18 in the Financial Statements.
Competition
Depending on the product or service involved, our competitors range from large diversified corporations with business interests outside of industrial automation, to smaller companies that specialize in niche industrial automation products and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology leadership, knowledge of customer applications, installed base, distribution network, quality of products and services, global presence and price. Our major competitors of both segments include Siemens AG, ABB Ltd, Honeywell International Inc., Schneider Electric SA and Emerson Electric Co.
Distribution
We sell our products, solutions and services through both independent distributors that typically do not carry products that compete with Allen-Bradley® products, and our direct sales force. In the United States, Canada and certain other countries, we sell primarily through the independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 70% of our global sales are through independent distributors. Sales to our largest distributor in 2011, 2010 and 2009 were approximately 10 percent of our total sales.
Research and Development
Our research and development spending for the years ended September 30, 2011, 2010 and 2009 was $254.4 million, $198.9 million, and $170.0 million, respectively. Customer-sponsored research and development was not significant in 2011, 2010 or 2009.
Employees
At September 30, 2011 we had approximately 21,000 employees. Approximately 8,000 were employed in the United States.
Raw Materials and Supplies
We purchase a wide range of equipment, components, finished products and materials used in our business. The raw materials essential to the manufacture of our products generally are available at competitive prices. Although we have a broad base of suppliers and subcontractors, we depend upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. See Item 1A. Risk Factors for a discussion of risks associated with our reliance on third party suppliers.
Backlog
Our total order backlog at September 30 was (in millions):

	2011	2010

Architecture & Software	$160.3	$140.6
Control Products & Solutions	1,016.8	921.0

	$1,177.1	$1,061.6

Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2012 were approximately $107.2 million as of September 30, 2011.

Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Financial Statements and in Item 3. Legal Proceedings.
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
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®” and “PlantPAx Process Automation SystemTM” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “ICS TriplexTM” for our control products and systems for industrial automation, and “Rockwell Software®” and “FactoryTalk®” for our software offerings.
Seasonality
Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
Available Information
We maintain a website at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.	Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process uses the integrated risk framework of the Committee of Sponsoring Organizations (COSO) to assess, manage, and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goal is to manage risks prudently rather than avoiding risks. We can mitigate risks and their impact on the company only to a limited extent.
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
Demand for our products is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns linger, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products.
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
Approximately 51 percent of our revenues in 2011 were outside of the U.S. Future growth rates and success of our business depend in large part on growth in our international sales. Numerous risks and uncertainties affect our international operations. These risks and uncertainties include increased financial, legal and operating risks, such as political and economic instability, compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations and repatriation of earnings, and enforcement of contract and intellectual property rights. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
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
Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products requires high levels of innovation and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences, demand for our products could decline.
Failures or security breaches of our products or information technology systems could have an adverse effect on our business.
We rely heavily on information technology (IT) both in our products, solutions and services for customers and in our enterprise IT infrastructure in order to achieve our business objectives. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals and other attacks targeting every type of IT system including industrial control systems such as those we sell and serve and corporate enterprise IT systems.
Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs that access them. These attacks have sometimes been successful.
Despite the precautions we take, an intrusion or infection of software, hardware or a system that we sold or serviced could result in the disruption of our customers’ business, loss of proprietary or confidential information, or injuries to people or property. Similarly, an attack on our enterprise IT system could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on revenue, harm our reputation, cause us to incur legal liability and cause us to incur increased costs to address such events and related security concerns.
We are implementing a global Enterprise Resource Planning (ERP) system that is resulting in redesigned processes, organization structures and a common information system. Significant roll-outs of the system occurred at our U.S. locations and certain non-U.S. locations in 2007 to 2011, and are scheduled to continue at additional locations in 2012 and beyond. As we continue to implement new systems, they may not perform as expected. This could have an adverse effect on our business.
There are inherent risks in our solutions businesses.
Risks inherent in the sale of solutions include assuming greater responsibility for project completion and success, defining and controlling contract scope, efficiently executing projects, and managing the quality of our subcontractors. If we are unable to manage and mitigate these risks, our results of operations could be adversely affected.
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
Natural disasters, acts or threats of war or terrorism, international conflicts, political instability and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.

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
We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. Our products may also be used in hazardous industrial activities, which could result in product liability claims. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance coverage make it difficult to predict the ultimate resolution.
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
Our business requires that we buy equipment and components, including finished products, which may include computer chips and commodities such as copper, aluminum and steel. Our reliance on suppliers of these items involves certain risks, including:
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
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of revenues.
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
We have acquired, and will continue to acquire, businesses in an effort to enhance shareowner value. Acquisitions involve risks and uncertainties, including:
•
difficulties in integrating the acquired business, retaining the acquired business’ customers, and achieving the expected benefits of the acquisition, such as revenue increases, access to technologies, cost savings and increases in geographic or product presence, in the desired time frames;

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
We operate manufacturing facilities in the United States and multiple foreign countries. Manufacturing space occupied approximately 3.3 million square feet, of which 39 percent was in the United States and Canada. Our world headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2011.

Location	Headquarters

Milwaukee, Wisconsin, United States	Global and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Singapore	Architecture & Software
Cambridge, Ontario, Canada	Canada
Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia-Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding our principal manufacturing locations as of September 30, 2011.

Location	Manufacturing Square Footage

Monterrey Guadalupe, Mexico	637,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Cambridge, Ontario, Canada	216,000
Maldon, United Kingdom	185,000
Singapore	146,000
Shanghai, China	141,000
Tecate, Mexico	135,000
Shirley, New York, United States	126,000
Ladysmith, Wisconsin, United States	124,000
Richland Center, Wisconsin, United States	124,000
Katowice, Poland	95,000
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
On December 3, 2007, the United States Department of Justice (DOJ) notified RIC that the United States Navy was seeking to recover environmental cleanup costs incurred at the NWIRP. The DOJ asserted that it has incurred more than $50 million (excluding interest, attorneys’ fees and other indirect costs) in environmental cleanup costs at the NWIRP, and it believes that it may have a potential cause of action against RIC and other former contractors at the NWIRP for recovery of those costs. In June 2011, RIC and one other former contractor at the NWIRP reached a settlement with the DOJ and the United States Navy to resolve all claims in exchange for payment of $14 million. RIC will be responsible for half of the settlement amount. The parties negotiated the terms of a Consent Decree that was reviewed and approved by the DOJ. The Consent Decree was submitted to the District Court and once approved will completely resolve this claim.
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
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Following litigation against Nationwide Indemnity Company (Nationwide) and Kemper Insurance (Kemper), the insurance carriers that provided liability insurance coverage to Allen-Bradley, we entered into separate agreements on April 1, 2008 with both insurance carriers to further resolve responsibility for ongoing and future coverage of Allen-Bradley asbestos claims. In exchange for a lump sum payment, Kemper bought out its remaining liability and has been released from further insurance obligations to Allen-Bradley. Nationwide entered into a cost share agreement with us to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims. We believe this arrangement will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.
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
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2011 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board and President and Chief Executive Officer	60
Sujeet Chand — Senior Vice President and Chief Technology Officer	53
Kent G. Coppins — Vice President and General Tax Counsel	58
Theodore D. Crandall — Senior Vice President and Chief Financial Officer since October 2007; Interim Chief Financial Officer from April 2007 to October 2007; Senior Vice President previously	56
David M. Dorgan — Vice President and Controller	47
Steven A. Eisenbrown — Senior Vice President	58
Steven W. Etzel — Vice President and Treasurer since November 2007; Assistant Treasurer from November 2006 to November 2007; Director, Finance previously	51
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	50
Frank C. Kulaszewicz — Senior Vice President since April 2011; Vice President and General Manager, Control and Visualization Business from October 2007 to April 2011; Business Manager, Global Drive Systems previously	47
John P. McDermott — Senior Vice President	53
John M. Miller — Vice President and Chief Intellectual Property Counsel	44
Blake D. Moret — Senior Vice President since April 2011; Vice President and General Manager, Customer Support and Maintenance from November 2007 until March 2011; Director, Marketing previously	48
Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development since February 2009; Vice President, Corporate Development previously	55
Robert A. Ruff — Senior Vice President	63
Susan J. Schmitt — Senior Vice President, Human Resources since July 2007; Director, Human Resources United Kingdom and European Functions, Kellogg Company (producer of cereal and convenience foods) previously	48
A. Lawrence Stuever — Vice President and General Auditor	59
Martin Thomas — Senior Vice President, Operations and Engineering Services since February 2007; Vice President, Operations and Engineering Services previously	53
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
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2011 there were 23,882 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2011 and 2010:

	2011		2010
Fiscal Quarters	High	Low	High	Low
First	$72.75	$60.08	$49.25	$39.39
Second	94.88	71.79	57.00	45.72
Third	98.19	76.71	63.90	48.63
Fourth	89.79	50.36	63.27	47.79
We declare and pay dividends at the sole discretion of our Board of Directors. During 2011 we declared and paid aggregate cash dividends of $1.475 per common share. We increased our quarterly dividend per common share 21 percent to 42.5 cents per common share effective with the dividend payable in September 2011 ($1.70 per common share annually). During 2010 we declared and paid aggregate cash dividends of $1.22 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2011:

			Total Number
			of Shares	Maximum Approx.
			Purchased as	Dollar Value
	Total		Part of Publicly	of Shares that may
	Number	Average	Announced	yet be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)

July 1 – 31, 2011	60,000	$74.33	60,000	$275,184,146
August 1 – 31, 2011	630,291	61.15	630,291	236,642,117
September 1 – 30, 2011	611,319	56.68	611,319	201,993,451

Total	1,301,610	59.66	1,301,610

(1)	Average price paid per share includes brokerage commissions.

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

	Year Ended September 30,
	2011	2010	2009(a)	2008(b)	2007(c)
	(in millions, except per share data)
Consolidated Statement of Operations Data:

Sales	$6,000.4	$4,857.0	$4,332.5	$5,697.8	$5,003.9
Interest expense	59.5	60.5	60.9	68.2	63.4
Income from continuing operations	697.1	440.4	217.9	577.6	569.3
Earnings per share from continuing operations:
Basic	4.88	3.09	1.54	3.94	3.58
Diluted	4.79	3.05	1.53	3.89	3.53
Cash dividends per share	1.475	1.22	1.16	1.16	1.16

Consolidated Balance Sheet Data: (at end of period)
Total assets	$5,284.9	$4,748.3	$4,305.7	$4,593.6	$4,545.8
Short-term debt and current portion of long-term debt	—	—	—	100.1	521.4
Long-term debt	905.0	904.9	904.7	904.4	405.7
Shareowners’ equity	1,748.0	1,460.4	1,316.4	1,688.8	1,742.8

Other Data:

Capital expenditures	$120.1	$99.4	$98.0	$151.0	$131.0
Depreciation	96.5	95.7	101.7	101.3	93.5
Intangible asset amortization	34.8	31.6	32.4	35.2	24.4

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
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products and services is driven by:
•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines, and the creation of new facilities or production lines;
•	our customers’ needs for productivity and cost reduction, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;
•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;
•	levels of global industrial production and capacity utilization;
•	regional factors that include local political, social, regulatory and economic circumstances;
•	the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedule; and
•	investments in basic materials production capacity, partly in response to higher commodity pricing.
Long-term Strategy
Our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions is supported by our growth and performance strategy, which seeks to:
•	achieve growth rates in excess of the automation market by expanding our served market and strengthening our technology and customer-facing differentiation;
•
diversify our revenue streams by increasing our capabilities in new applications, broadening our solutions and service capabilities, advancing our global presence and serving a wider range of industries;

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

•	deploy human and financial resources to strengthen our technology leadership and our intellectual capital business model; and
•	continuously improve quality and customer experience, drive 3-4 percent annual cost productivity, and optimize end-to-end business processes.
By implementing the strategy above, we seek to achieve our long-term financial goals that include revenue growth of 6-8 percent, double-digit EPS growth and 60 percent of our revenue outside the U.S.

Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. In addition, increasingly complex and volatile customer demand patterns drive the need for flexible manufacturing. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, increase asset utilization and reduce business risks.
Differentiation through Technology and Domain Expertise
We seek a technology leadership position in all facets of industrial automation. We believe our core technologies are the foundation for long-term sustainable growth.
Our integrated control and information architecture, with Logix at its core, is capable of safely and efficiently controlling industrial processes while connecting the plant floor to the enterprise systems and the external supply chain. This architecture is an important differentiator and the anchor of our comprehensive automation offering. We complement the scalable Logix platform with additional control solutions suited for less complex machine applications. Investments in these technologies have expanded our served market beyond discrete control into process, safety and plant-wide information.
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
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs in emerging markets. We expect to continue to add solutions and services personnel and expand our sales force in emerging markets over the long term. We currently have approximately 60 percent of our employees outside the U.S., and 51 percent of our revenues outside of the U.S.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer facing resources in order to be closer to our customers throughout the world. Growth in the emerging markets of Asia-Pacific, including China and India, Latin America, central and eastern Europe and Africa is projected to exceed global Gross Domestic Product (GDP) growth rates, due to higher levels of infrastructure investment and the growing impact of consumer spending in these markets. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Enhanced Market Access
OEMs represent another growth opportunity. The OEM market is large and we have an opportunity to increase market share, particularly outside of North America. To remain competitive, OEMs need to continually improve their costs and machine performance and reduce their time to market. Our modular and scalable Logix offering, particularly when combined with motion and safety, can assist OEMs in addressing these business needs. We also continue to expand our portfolio for less complex OEM machines, which helps to expand our addressed market, especially in emerging economies.

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
In the transportation industry, factors such as geographic expansion, investment in new model introductions and more flexible manufacturing technologies influence customers’ automation investment decisions. Our sales in transportation are primarily to automotive and tire manufacturers.
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
Acquisitions
Our acquisition strategy focuses on products, solutions or services that will be catalytic to the organic growth of our core offerings. In May 2011, we purchased a majority stake in the equity of Lektronix Limited and its affiliate (Lektronix), an independent industrial automation repairs and service provider in Europe and Asia. In April 2011, we acquired certain assets and assumed certain liabilities of Hiprom (Pty) Ltd and its affiliates (Hiprom), a process control and automation systems integrator for the mining and mineral processing industry in South Africa. In March 2009, we bought a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc., which expanded our business in Canada and in the oil and gas and other resource-based industries. In January 2009, we bought the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Limited. This acquisition advanced our globalization strategy and strengthened our ability to deliver project management and engineering solutions primarily to our customers in China.
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

U. S. Industrial Economic Trends
In 2011, sales to U.S. customers accounted for 49 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:
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

The table below depicts the trends in these indicators from fiscal 2009 to 2011. Industrial production and capacity utilization have continued to increase. The PMI was lower than the preceding quarter, but continued to indicate expansion of manufacturing activity. These indicators are among the factors that lead us to be cautiously optimistic about a continued recovery with slower and potentially more uneven growth.

			Industrial
	Industrial		Equipment	Capacity
	Production		Spending	Utilization
	Index	PMI	(in billions)	(percent)
Fiscal 2011
Quarter ended:
September 2011	94.1	51.6	$201.8	77.4
June 2011	92.9	55.3	186.5	76.6
March 2011	92.8	61.2	185.0	76.8
December 2010	91.7	58.5	178.0	76.1
Fiscal 2010
Quarter ended:
September 2010	91.0	55.3	172.9	75.5
June 2010	89.5	55.3	169.1	74.0
March 2010	88.0	60.4	154.5	72.3
December 2009	86.3	56.4	153.6	70.3
Fiscal 2009
Quarter ended:
September 2009	85.2	53.2	153.2	68.9
June 2009	84.1	44.7	155.2	67.7
March 2009	86.7	36.6	162.6	69.7
December 2008	92.6	33.3	189.2	73.6
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2011, sales to non-U.S. customers accounted for 51 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in GDP as one indicator of the growth opportunities in each region where we do business. Growth in emerging markets continues to exceed global GDP growth rates, but has moderated during fiscal 2011. In Europe, sovereign debt concerns have put downward pressure on industrial growth. While these trends indicate slower growth than recently experienced, overall macroeconomic trends and forecasts make us cautiously optimistic that the global recovery will continue into fiscal 2012.

Summary of Results of Operations
Sales in fiscal 2011 increased 24 percent compared to 2010. We continued to execute our key initiatives well, which contributed to our positive performance:
•
Sales in emerging markets increased 31 percent as compared to 2010. Organic sales in emerging markets increased 24 percent year over year as the effects of currency translation and acquisitions contributed 7 percentage points to the total increase. Emerging markets represented 22 percent of total company sales in fiscal 2011, and we expect this proportion to continue to grow.

•	Logix sales exceeded $900 million in 2011 and increased 29 percent compared to 2010.
•	Sales related to our process initiative grew 18 percent year over year in 2011.
•	Sales to our OEM customers, including sales of safety components and safety systems, grew at a rate above the company average.
The improvement in operating margin was primarily due to volume leverage, partially offset by sales mix and increased spending to support growth.
General corporate expenses were net of a $3.8 million gain in 2011 resulting from the sale of an investment.

The following tables reflect our sales and operating results for the years ended September 30, 2011, 2010 and 2009 (in millions, except per share amounts):

	Year Ended September 30,
	2011	2010	2009
Sales
Architecture & Software	$2,594.3	$2,115.0	$1,723.5
Control Products & Solutions	3,406.1	2,742.0	2,609.0

Total	$6,000.4	$4,857.0	$4,332.5

Segment operating earnings (a)(b)
Architecture & Software	$659.1	$475.4	$223.0
Control Products & Solutions	368.5	241.8	206.7

Purchase accounting depreciation and amortization	(19.8)	(18.9)	(18.6)
General corporate — net	(80.7)	(93.6)	(80.3)
Interest expense	(59.5)	(60.5)	(60.9)
Special items (b)	—	—	4.0

Income from continuing operations before income taxes	867.6	544.2	273.9
Provision for income taxes	(170.5)	(103.8)	(56.0)

Income from continuing operations	697.1	440.4	217.9
Income from discontinued operations (c)	0.7	23.9	2.8

Net income	$697.8	$464.3	$220.7

Diluted earnings per share:
Continuing operations	$4.79	$3.05	$1.53
Discontinued operations	0.01	0.17	0.02

Net income	$4.80	$3.22	$1.55

Diluted weighted average outstanding shares	145.2	144.0	142.4

(a)	Information regarding how we define segment operating earnings is included in Note 18 in the Financial Statements.

(b)	Segment operating earnings in 2009 includes restructuring charges of $60.4 million. See Note 14 in the Financial Statements for information about restructuring charges and special items.

(c)	See Note 13 in the Financial Statements for a description of items reported as discontinued operations.

2011 Compared to 2010

(in millions, except per share amounts)	2011	2010	Change

Sales	$6,000.4	$4,857.0	$1,143.4
Income from continuing operations	697.1	440.4	256.7
Diluted earnings per share from continuing operations	4.79	3.05	1.74
Sales
Our sales increased $1,143.4 million, or 24 percent, from $4,857.0 million in 2010 to $6,000.4 million in 2011. Sales in our solutions and services businesses increased 24 percent year over year, and year-end backlog in these businesses was 12 percent higher than a year ago. Product sales also grew 24 percent year over year reflecting continued improvement in customers’ spending and increased OEM demand. Volume accounted for substantially all the organic sales growth during the period as pricing contributed less than 1 percentage point to growth during the period.
The table below presents our sales for the year ended September 30, 2011 by geographic region and the percentage change in sales from the year ended September 30, 2010 (in millions, except percentages):

			Change in
		Change vs.	Organic Sales
	Year Ended	Year Ended	vs. Year Ended
	September 30, 2011(1)	September 30, 2010	September 30, 2010(2)

United States	$2,917.8	19%	18%
Canada	396.2	23%	17%
Europe, Middle East and Africa	1,267.6	28%	22%
Asia-Pacific	910.6	26%	18%
Latin America	508.2	38%	30%

Total sales	$6,000.4	24%	20%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.
•	Organic sales growth in the United States was driven by heavy and transportation industries, as consumer industries lagged the region growth rate.
•	Organic sales growth in Canada was driven primarily by heavy industries.
•	Europe’s strong organic sales growth was driven primarily by transportation and consumer industries, and strong OEM demand.
•	Asia-Pacific organic sales growth was driven by strength in emerging markets, including China and India with 23 and 26 percent growth, respectively.[1]
•	Latin America growth was driven by mining and oil and gas industries.
Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 58 percent from $440.4 million in 2010 to $697.1 million in 2011. The increase was predominantly due to increased volume, partially offset by increased spending to support growth. Selling, general and administrative expenses increased by $137.9 million from $1,323.3 to $1,461.2, but decreased as a percentage of sales by 2.8 points to 24.4 percent as volume increases outpaced spending increases.
General corporate expenses were net of a $3.8 million gain in 2011 resulting from the sale of an investment.

[1]	Organic sales growth in China and India exclude 4 and 3 percentage points from the effect of changes in currency, respectively.

Income Taxes
The effective tax rate for 2011 was 19.7 percent compared to 19.1 percent in 2010. The 2011 and 2010 effective tax rates were lower than the U.S. statutory rate of 35 percent because our sales outside of the U.S. benefited from lower tax rates.
During 2011, we recognized net discrete tax benefits of $25.0 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research credit. During 2010, we recognized discrete tax benefits of $27.2 million primarily related to the favorable resolution of tax matters, partially offset by discrete tax expenses of $9.6 million primarily related to the impact of a change in Mexican tax law and interest related to unrecognized tax benefits.
See Note 16 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2011 and 2010 affecting the respective tax rates.
Discontinued Operations
Income from discontinued operations was $0.7 million in 2011 compared to $23.9 million in 2010. Income from discontinued operations in the prior year included a $21.3 million tax benefit resulting from the resolution of a domestic tax matter relating to the January 2007 sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses.

Architecture & Software

(in millions, except percentages)	2011	2010	Change

Sales	$2,594.3	$2,115.0	$479.3
Segment operating earnings	659.1	475.4	183.7
Segment operating margin	25.4%	22.5%	2.9	pts
Sales
Architecture & Software sales increased 23 percent to $2,594.3 million in 2011 compared to $2,115.0 million in 2010. Organic sales increased 20 percent, and the effects of currency translation contributed 3 percentage points to the total increase. Substantially all of the organic sales increase resulted from increased volume due to positive macroeconomic conditions in most regions and industries. Pricing had an immaterial effect on revenue during the period. Year-over-year sales increases in all regions other than the United States were greater than the segment average rate of increase. Logix sales increased 29 percent in 2011 compared to 2010.
Operating Margin
Architecture & Software segment operating earnings were $659.1 million in 2011, up 39 percent from $475.4 million in 2010. Operating margin increased 2.9 points to 25.4 percent in 2011 as compared to 2010. The increase in operating margin was predominantly due to volume increases as a result of higher worldwide levels of industrial production and capital spending by our customers, partially offset by sales mix and increased spending to support growth.
Control Products & Solutions

(in millions, except percentages)	2011	2010	Change

Sales	$3,406.1	$2,742.0	$664.1
Segment operating earnings	368.5	241.8	126.7
Segment operating margin	10.8%	8.8%	2.0	pts
Sales
Control Products & Solutions sales increased 24 percent to $3,406.1 million in 2011 compared to $2,742.0 million in 2010. Organic sales increased 20 percent, and the effects of currency translation and acquisitions contributed 3 percentage points and 1 percentage point, respectively, to the total increase. The segment’s organic sales increase resulted from growth in both products and solutions and services businesses, which grew at rates similar to the segment average. Latin America, Asia-Pacific and EMEA reported year-over-year growth above the segment average, while year-over-year sales increases in the United States and Canada were less than the segment average growth rate. Pricing had an immaterial effect on revenue during the period.
Operating Margin
Control Products & Solutions segment operating earnings were $368.5 million in 2011, up 52 percent from $241.8 million in the same period of 2010. Operating margin increased 2.0 points to 10.8 percent in 2011 as compared to 2010. The increase was predominantly due to volume increases, partially offset by sales mix and increased spending to support growth.

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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2011	2010	2009
Cash provided by:
Operating activities	$643.7	$494.0	$526.4
Investing activities	(160.9)	(89.0)	(132.4)
Financing activities	(297.9)	(241.4)	(307.4)
Effect of exchange rate changes on cash	(5.8)	6.8	(24.5)

Cash provided by continuing operations	$179.1	$170.4	$62.1

The following table summarizes free cash flow (in millions):

Cash provided by continuing operating activities	$643.7	$494.0	$526.4
Capital expenditures of continuing operations	(120.1)	(99.4)	(98.0)
Excess income tax benefit from share-based compensation	38.1	16.1	2.4

Free cash flow	$561.7	$410.7	$430.8

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
Free cash flow was a source of $561.7 million for the year ended September 30, 2011 compared to a source of $410.7 million for the year ended September 30, 2010. Free cash flow for both 2011 and 2010 include discretionary pre-tax contributions of $150 million to the company’s U.S. pension trust. The increase in free cash flow is primarily due to improvements in current year earnings, partially offset by higher compensation payments in 2011 compared to 2010. Incentive compensation payments were lower than normal in 2010 as difficult economic conditions resulted in reduced or zero earned incentives for 2009 in most of our employee incentive compensation plans. Incentive compensation payments generally occur in the first quarter of the year following the year in which the incentive is earned. We paid substantially all of the incentive compensation earned for 2010 performance in the first quarter of 2011, and will pay substantially all of the incentive compensation earned for 2011 in the first quarter of 2012.
Commercial paper is our principal source of short-term financing. At September 30, 2011 and 2010, we had no commercial paper borrowings outstanding and had no borrowings outstanding during either year.
On October 11, 2011, we contributed $300 million to our U.S. qualified pension trust. The contribution was funded with a combination of cash on hand and $275 million of commercial paper borrowings.

We repurchased approximately 4.0 million shares of our common stock in 2011. The total cost of these shares was $299.2 million, of which $1.7 million was recorded in accounts payable at September 30, 2011, related to 30,000 shares that did not settle until October 2011. In 2010, we repurchased approximately 2.2 million shares of our common stock. The total cost of these shares was $120.0 million, of which $1.2 million was recorded in accounts payable at September 30, 2010, related to 19,700 shares that did not settle until October 2010. Our decision to repurchase stock in 2012 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2011 we had approximately $202.0 million remaining for stock repurchases under our existing board authorization. See Part II, Item 5, Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our pension plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2012 to be about $140 million. We expect to fund these future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our debt-to-total-capital ratio was 34.1 percent at September 30, 2011 and 38.3 percent at September 30, 2010. This decrease is primarily due to the net increase in shareowners’ equity.
On March 14, 2011, we replaced our former three-year $267.5 million unsecured revolving credit facility expiring in March 2012 and our former 364-day $300.0 million unsecured revolving credit facility expiring in March 2011 with a new four-year $750.0 million unsecured revolving credit facility. We did not incur early termination penalties in connection with the termination of our former credit facilities. We have not drawn down under any of these credit facilities at September 30, 2011 or 2010. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2011 and 2010. Separate short-term unsecured credit facilities of approximately $127.8 million at September 30, 2011 were available to non-U.S. subsidiaries.
The following is a summary of our credit ratings as of September 30, 2011:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook

Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable
Among other uses, we can draw on our credit facility as standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the commercial paper ratings set forth in the table above. Under our current policy with respect to these ratings, we expect to limit our other borrowings under our credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
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

We enter into contracts to offset changes in the amount of future cash flows associated with certain third-party sales and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years and to offset transaction gains or losses associated with some of our assets and liabilities that are denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Cash dividends to shareowners were $211.0 million in 2011 ($1.475 per common share). Cash dividends to shareowners were $173.6 million in 2010 ($1.22 per common share). Cash dividends to shareowners were $164.5 million in 2009 ($1.16 per common share). Our current quarterly dividend rate is $0.425 per common share ($1.70 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2011 are (in millions):

	Payments by Period
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and interest (a)	$2,131.9	$56.9	$56.9	$56.9	$56.9	$56.9	$1,847.4
Minimum operating lease payments	356.1	75.7	58.8	48.8	37.0	27.8	108.0
Postretirement benefits (b)	157.7	16.9	15.9	15.3	14.5	13.3	81.8
Pension funding contribution (c)	339.1	339.1	—	—	—	—	—
Purchase obligations (d)	101.4	20.1	17.3	17.0	7.5	7.5	32.0
Other long-term liabilities (e)	81.4	19.3	—	—	—	—	—
Unrecognized tax benefits (f)	92.0	—	—	—	—	—	—

Total	$3,259.6	$528.0	$148.9	$138.0	$115.9	$105.5	$2,069.2

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $45.1 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2012 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2012 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental liabilities net of related receivables, asset retirement obligations and indemnifications. Amounts subsequent to 2012 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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

The following is a reconciliation of our reported sales to organic sales (in millions):

						Year
						Ended
						September 30,
	Year Ended September 30, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$2,917.8	$(6.7)	$2,911.1	$(0.6)	$2,910.5	$2,456.2
Canada	396.2	(21.5)	374.7	—	374.7	321.0
Europe, Middle East and Africa	1,267.6	(42.8)	1,224.8	(15.8)	1,209.0	987.3
Asia-Pacific	910.6	(52.4)	858.2	(0.3)	857.9	724.3
Latin America	508.2	(30.4)	477.8	—	477.8	368.2

Total Company Sales	$6,000.4	$(153.8)	$5,846.6	$(16.7)	$5,829.9	$4,857.0

						Year
						Ended
						September 30,
	Year Ended September 30, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales
United States	$2,456.2	$(7.2)	$2,449.0	$(1.5)	$2,447.5	$2,209.2
Canada	321.0	(34.7)	286.3	(12.2)	274.1	257.1
Europe, Middle East and Africa	987.3	(1.2)	986.1	—	986.1	962.1
Asia-Pacific	724.3	(43.7)	680.6	(2.7)	677.9	579.3
Latin America	368.2	(9.0)	359.2	—	359.2	324.8

Total Company Sales	$4,857.0	$(95.8)	$4,761.2	$(16.4)	$4,744.8	$4,332.5

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year
						Ended
						September 30,
	Year Ended September 30, 2011					2010
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

Architecture & Software	$2,594.3	$(64.5)	$2,529.8	$—	$2,529.8	$2,115.0
Control Products & Solutions	3,406.1	(89.3)	3,316.8	(16.7)	3,300.1	2,742.0

Total Company Sales	$6,000.4	$(153.8)	$5,846.6	$(16.7)	$5,829.9	$4,857.0

						Year
						Ended
						September 30,
	Year Ended September 30, 2010					2009
			Sales
		Effect of	Excluding
		Changes in	Changes in	Effect of	Organic
	Sales	Currency	Currency	Acquisitions	Sales	Sales

Architecture & Software	$2,115.0	$(44.2)	$2,070.8	$—	$2,070.8	$1,723.5
Control Products & Solutions	2,742.0	(51.6)	2,690.4	(16.4)	2,674.0	2,609.0

Total Company Sales	$4,857.0	$(95.8)	$4,761.2	$(16.4)	$4,744.8	$4,332.5

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
Retirement Benefits — Pension
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
Our global pension expense in 2011 was $91.4 million compared to $75.0 million in 2010. Approximately 77 percent of our 2011 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2011 U.S. pension expense included the following: discount rate of 5.60 percent (compared to 6.20 percent for 2010); expected rate of return on plan assets of 8.00 percent (compared to 8.00 percent for 2010); and an assumed long-term compensation increase rate of 4.00 percent (compared to 4.30 percent for 2010).
We changed our measurement date in 2009 from June 30 to September 30 as required by U.S. GAAP. We recorded a reduction in retained earnings of $8.2 million ($5.3 million net of tax) in the fourth quarter of 2009 related to this change.
The Pension Protection Act of 2006 was signed into law in August 2006. The Internal Revenue Service (IRS) issued final guidance with respect to certain aspects of this law; and, our 2011 pension plan valuation has been completed based on the final guidance. Based on this valuation, no minimum contributions were required in 2011.
We estimate our pension expense will be approximately $103.9 million in 2012, an increase of approximately $12.5 million from 2011. For 2012, our U.S. discount rate will decrease to 5.20 percent. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. We have assumed a U.S. long-term compensation increase rate of 4.00 percent in 2012. We established this rate by analyzing all elements of compensation that are pension-eligible earnings. Our expected rate of return on U.S. plan assets will remain at 8.00 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plans’ invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The target allocations and ranges of expected return for our major categories of U.S. plan assets are as follows:

Asset Category	Target Allocations	Expected Return
Equity Securities	55%	9% – 10%
Debt Securities	40%	4% – 6%
Other	5%	6% – 11%
The financial markets were mixed in 2011. The plan’s Debt Securities return exceeded the expected return range in 2011, as lower market interest rates resulted in higher bond values. The plan’s Equity Securities return trailed the expected return range in 2011, largely due to lower U.S. equity returns and negative international equity returns. While the financial markets continue to experience volatility, we have not changed our expectation for long-term returns for the asset categories in which our plan assets are invested. Actual return for our portfolio of U.S. plan assets has approximated 7.50 percent annualized for the 15 years ended September 30, 2011, and has exceeded 8.50 percent annualized for the 20 years ended September 30, 2011.

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

	Pension Benefits
	Change in	Change in
	Projected Benefit	Net Periodic Benefit
	Obligation	Cost
Discount rate	$95.3	$8.8
Return on plan assets	—	6.0
Compensation increase rate	18.5	3.8
More information regarding pension benefits is contained in Note 12 in the Financial Statements.

Revenue Recognition
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Although the majority of our sales agreements contain standard terms and conditions, our Control Product & Solutions business also sells certain products, solutions and services that require separate delivery. We divide these arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price of each element provided the delivered elements have value to customers on a standalone basis and delivery or performance of the undelivered items is probable and substantially in our control.
We recognize substantially all of the remainder of our sales as construction-type contracts using either the percentage-of-completion or completed contract methods of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using the relationship between actual costs incurred and total estimated costs at completion. Under the percentage-of-completion method, we adjust sales and gross profit for revisions of estimated total contract costs or revenue in the period the change is identified. We record estimated losses on contracts when they are identified.
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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $8.5 million.
Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of offset exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $162.0 million at September 30, 2011 and $135.9 million at September 30, 2010, of which $8.0 million at September 30, 2011 and $16.4 million at September 30, 2010 was included as an offset to accounts receivable.

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
Our reserve for environmental matters was $41.1 million, net of related receivables of $32.5 million, at September 30, 2011 and $37.1 million, net of related receivables of $25.0 million, at September 30, 2010. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.
Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $20.1 million at September 30, 2011 and $17.6 million at September 30, 2010.
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
We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $4.7 million in other current liabilities and $23.9 million in other liabilities at September 30, 2011 and $7.9 million in other current liabilities and $22.7 million in other liabilities at September 30, 2010.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure is capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $16.2 million, of which $1.6 million and $6.4 million has been accrued in other current liabilities and $10.1 million and $11.1 million has been accrued in other liabilities at September 30, 2011 and 2010, respectively. A significant change in the costs or timing could have a significant effect on our estimates.
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
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $75.1 million at September 30, 2011 and $66.3 million at September 30, 2010. The amount of net unrecognized tax benefits that would reduce our effective tax rate for continuing operations if recognized was $30.2 million at September 30, 2011 and $9.5 million at September 30, 2010. We recognize interest and penalties related to unrecognized tax benefits in tax expense. Total accrued interest and penalties were $16.9 million at September 30, 2011 and $26.6 million at September 30, 2010. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $5.4 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss, tax credit, and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $32.8 million at September 30, 2011 and $26.7 million at September 30, 2010 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more Carryforwards or certain temporary differences than currently expected.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $29.6 million and a liability of $7.7 million at September 30, 2011. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. We do not hedge our exposure to the translation of reported results of foreign subsidiaries from local currency to U.S. dollars. In 2011 and 2010, the relative weakening of the U.S. dollar versus foreign currencies had a favorable impact on our revenues and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our revenues and profitability may be adversely affected if the U.S. dollar strengthens relative to 2011 levels.
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
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2011 and 2010. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.

Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. We had no outstanding commercial paper or bank borrowings at September 30, 2011 and 2010. In October 2011, we borrowed $275 million in commercial paper in order to partially fund a $300 million discretionary contribution to our U.S. qualified pension trust. Due to the low level of variable-rate borrowings in 2011 and 2010, interest rate changes would not have had a material impact on interest expense.
We had outstanding fixed rate long-term debt obligations with carrying values of $905.0 million at September 30, 2011 and $904.9 million at September 30, 2011. The fair value of this debt was $1,125.4 million at September 30, 2011 and $1,073.8 million at September 30, 2010. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.	Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$988.9	$813.4
Receivables	1,063.4	859.0
Inventories	641.7	603.3
Deferred income taxes	199.6	170.2
Other current assets	181.5	140.7

Total current assets	3,075.1	2,586.6

Property, net	561.4	536.9
Goodwill	952.6	912.5
Other intangible assets, net	218.0	217.3
Deferred income taxes	336.2	324.5
Prepaid pension	4.3	28.3
Other assets	137.3	142.2

Total	$5,284.9	$4,748.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities
Accounts payable	$455.1	$435.7
Compensation and benefits	319.6	300.1
Advance payments from customers and deferred revenue	189.0	184.9
Customer returns, rebates and incentives	154.0	119.5
Other current liabilities	212.2	182.1

Total current liabilities	1,329.9	1,222.3

Long-term debt	905.0	904.9
Retirement benefits	1,059.3	923.4
Other liabilities	242.7	237.3
Commitments and contingent liabilities (Note 17)

Shareowners’ equity
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,381.4	1,344.2
Retained earnings	3,382.8	2,912.4
Accumulated other comprehensive loss	(992.9)	(841.2)
Common stock in treasury, at cost (shares held: 2011, 39.5; 2010, 39.7)	(2,204.7)	(2,136.4)

Total shareowners’ equity	1,748.0	1,460.4

Total	$5,284.9	$4,748.3

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2011	2010	2009
Sales
Products and solutions	$5,430.8	$4,357.9	$3,886.7
Services	569.6	499.1	445.8

	6,000.4	4,857.0	4,332.5

Cost of sales
Products and solutions	(3,224.0)	(2,576.2)	(2,454.5)
Services	(386.0)	(344.4)	(308.5)

	(3,610.0)	(2,920.6)	(2,763.0)

Gross profit	2,390.4	1,936.4	1,569.5

Selling, general and administrative expenses	(1,461.2)	(1,323.3)	(1,228.0)
Other expense (Note 15)	(2.1)	(8.4)	(6.7)
Interest expense	(59.5)	(60.5)	(60.9)

Income from continuing operations before income taxes	867.6	544.2	273.9
Income tax provision (Note 16)	(170.5)	(103.8)	(56.0)

Income from continuing operations	697.1	440.4	217.9

Income from discontinued operations (Note 13)	0.7	23.9	2.8

Net income	$697.8	$464.3	$220.7

Basic earnings per share:

Continuing operations	$4.88	$3.09	$1.54
Discontinued operations	—	0.17	0.02

Net income	$4.88	$3.26	$1.56

Diluted earnings per share:

Continuing operations	$4.79	$3.05	$1.53
Discontinued operations	0.01	0.17	0.02

Net income	$4.80	$3.22	$1.55

Weighted average outstanding shares:

Basic	142.7	142.0	141.6

Diluted	145.2	144.0	142.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2011	2010	2009
Continuing operations:
Operating activities:
Net income	$697.8	$464.3	$220.7
Income from discontinued operations	(0.7)	(23.9)	(2.8)

Income from continuing operations	697.1	440.4	217.9

Adjustments to arrive at cash provided by operating activities:
Depreciation	96.5	95.7	101.7
Amortization of intangible assets	34.8	31.6	32.4
Share-based compensation expense	39.5	36.3	27.8
Retirement benefit expense	100.9	89.1	48.5
Pension trust contributions	(184.7)	(181.2)	(28.8)
Deferred income taxes	46.5	57.5	14.7
Net (gain) loss on dispositions of securities and property	(0.9)	5.5	4.4
Income tax benefit from the exercise of stock options	3.1	0.6	0.1
Excess income tax benefit from share-based compensation	(38.1)	(16.1)	(2.4)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(207.2)	(131.7)	228.2
Inventories	(41.9)	(166.4)	127.5
Accounts payable	15.0	117.2	(101.1)
Compensation and benefits	16.9	143.9	(56.7)
Income taxes	49.2	(22.7)	(55.5)
Other assets and liabilities	17.0	(5.7)	(32.3)

Cash provided by operating activities	643.7	494.0	526.4

Investing activities:
Capital expenditures	(120.1)	(99.4)	(98.0)
Acquisition of businesses, net of cash acquired	(45.9)	—	(30.7)
Proceeds from sales of property and investments	5.1	10.4	8.8
Purchases of short-term investments	—	—	(8.4)
Other investing activities	—	—	(4.1)

Cash used for investing activities	(160.9)	(89.0)	(132.4)

Financing activities:
Net repayments of short-term debt	—	—	(100.0)
Cash dividends	(211.0)	(173.6)	(164.5)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(298.7)	(118.8)	(53.5)
Proceeds from the exercise of stock options	174.0	35.2	11.3
Excess income tax benefit from the exercise of stock options	38.1	16.1	2.4
Other financing activities	(0.3)	(0.3)	(3.1)

Cash used for financing activities	(297.9)	(241.4)	(307.4)

Effect of exchange rate changes on cash	(5.8)	6.8	(24.5)

Cash provided by continuing operations	179.1	170.4	62.1
Discontinued operations:
Cash used for discontinued operating activities	(3.6)	(0.8)	(0.5)

Cash used for discontinued operations	(3.6)	(0.8)	(0.5)

Increase in cash	175.5	169.6	61.6
Cash and cash equivalents at beginning of year	813.4	643.8	582.2

Cash and cash equivalents at end of year	$988.9	$813.4	$643.8

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2011	2010	2009
Common stock (no shares issued during years)
Beginning balance	$181.4	$181.4	$216.4
Retirement of treasury shares (Note 10)	—	—	(35.0)

Ending balance	181.4	181.4	181.4

Additional paid-in capital
Beginning balance	1,344.2	1,304.8	1,280.9
Income tax benefits from share-based compensation	41.2	16.7	2.5
Share-based compensation expense	38.7	35.8	27.2
Shares delivered under incentive plans	(42.7)	(13.1)	(5.8)

Ending balance	1,381.4	1,344.2	1,304.8

Retained earnings
Beginning balance	2,912.4	2,667.2	4,486.1
Net income	697.8	464.3	220.7
Cash dividends (2011, $1.475 per share; 2010, $1.22 per share; 2009, $1.16 per share)	(211.0)	(173.6)	(164.5)
Retirement of treasury shares (Note 10)	—	—	(1,846.0)
Shares delivered under incentive plans	(16.4)	(45.5)	(21.3)
Adjustment to adopt new accounting guidance related to defined benefit and postretirement plans, net of tax of $4.4 (Note 12)	—	—	(7.8)

Ending balance	3,382.8	2,912.4	2,667.2

Accumulated other comprehensive loss
Beginning balance	(841.2)	(727.5)	(319.0)
Other comprehensive loss	(151.7)	(113.7)	(408.5)

Ending balance	(992.9)	(841.2)	(727.5)

Treasury stock
Beginning balance	(2,136.4)	(2,109.5)	(3,975.6)
Purchases	(299.2)	(120.0)	(50.0)
Retirement of treasury shares (Note 10)	—	—	1,881.0
Shares delivered under incentive plans	230.9	93.1	35.1

Ending balance	(2,204.7)	(2,136.4)	(2,109.5)

Total shareowners’ equity	$1,748.0	$1,460.4	$1,316.4

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended September 30,
	2011	2010	2009
Net income	$697.8	$464.3	$220.7
Other comprehensive loss:
Unrecognized pension and postretirement benefit plan liabilities (net of tax benefit of $93.2, $71.8 and $193.8)	(178.7)	(126.6)	(360.3)
Currency translation adjustments	23.4	4.4	(53.2)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense of $2.3, $5.0 and $3.1)	3.9	8.3	4.8
Net change in unrealized gains and losses on investment securities, net of tax	(0.3)	0.2	0.2

Other comprehensive loss	(151.7)	(113.7)	(408.5)

Comprehensive income (loss)	$546.1	$350.6	$(187.8)

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we do not have the ability to exert significant influence are accounted for using the equity or cost methods of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.
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
Revenue Recognition
Product and solution revenues consist of industrial automation power, control and information; hardware and software products; and custom-engineered systems. Service revenues include multi-vendor customer technical support and repair, asset management and optimization consulting and training. All service revenue recorded in our results of operations is associated with our Control Product & Solutions segment.
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Although the majority of our sales agreements contain standard terms and conditions, our Control Product & Solutions business also sells certain products, solutions and services that require separate delivery. We divide these arrangements into separate deliverables and revenue is allocated to each deliverable based on the relative selling price of each element provided the delivered elements have value to customers on a standalone basis and delivery or performance of the undelivered items is probable and substantially in our control.
We recognize substantially all of the remainder of our sales as construction-type contracts using either the percentage-of-completion or completed contract method of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonably and reliably estimable; we use the completed contract method for all others. Under the percentage-of-completion method, we recognize sales and gross profit as work is performed using the relationship between actual costs incurred and total estimated costs at completion. Under the percentage-of-completion method, we adjust sales and gross profit for revisions of estimated total contract costs or revenue in the period the change is identified. We record estimated losses on contracts when they are identified.

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
Receivables
We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $26.1 million at September 30, 2011 and $17.9 million at September 30, 2010. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.0 million at September 30, 2011 and $16.4 million at September 30, 2010.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal use software, is stated at cost. We calculate depreciation of property using the straight-line method over 15 to 40 years for buildings and improvements, 3 to 14 years for machinery and equipment and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts.

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
We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 2 to 10 years for trademarks, 7 to 20 years for customer relationships, 7 to 17 years for technology and 2 to 30 years for other intangible assets.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage foreign currency risks. We use foreign currency forward exchange contracts to offset changes in the amount of future cash flows associated with certain third-party sale and intercompany transactions expected to occur within the next two years (cash flow hedges) and changes in the fair value of certain assets and liabilities resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under U.S. GAAP. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $254.4 million in 2011, $198.9 million in 2010 and $170.0 million in 2009. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

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
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2011 (2.1 million shares), 2010 (4.9 million shares) and 2009 (7.5 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2011	2010	2009
Income from continuing operations	$697.1	$440.4	$217.9
Less: Allocation to participating securities	(1.4)	(1.0)	(0.5)

Income from continuing operations available to common shareowners	$695.7	$439.4	$217.4

Income from discontinued operations	$0.7	$23.9	$2.8
Less: Allocation to participating securities	—	(0.1)	—

Income from discontinued operations available to common shareowners	$0.7	$23.8	$2.8

Net income	$697.8	$464.3	$220.7
Less: Allocation to participating securities	(1.4)	(1.1)	(0.5)

Net income available to common shareowners	$696.4	$463.2	$220.2

Basic weighted average outstanding shares	142.7	142.0	141.6
Effect of dilutive securities
Stock options	2.1	1.7	0.7
Performance shares	0.4	0.3	0.1

Diluted weighted average outstanding shares	145.2	144.0	142.4

Basic earnings per share:
Continuing operations	$4.88	$3.09	$1.54
Discontinued operations	—	0.17	0.02

Net income	$4.88	$3.26	$1.56

Diluted earnings per share:
Continuing operations	$4.79	$3.05	$1.53
Discontinued operations	0.01	0.17	0.02

Net income	$4.80	$3.22	$1.55

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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to amend and simplify the rules related to testing goodwill for impairment. The revised guidance allows an entity to make an initial qualitative evaluation, based on the entity’s events and circumstances, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The results of this qualitative assessment determine whether it is necessary to perform the currently required two-step impairment test. The new guidance is effective for us beginning October 1, 2012. Early adoption is permitted. The adoption of this guidance will not have a material effect on our consolidated financial statements and related disclosures.
In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or two consecutive statements. This guidance is effective for us beginning October 1, 2012. The adoption of this guidance will not have a material effect on our consolidated financial statements and related disclosures.
In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurements and disclosures, in addition to other amendments that change principles or requirements for fair value measurements or disclosures. This guidance is effective for us beginning January 1, 2012. The adoption of this guidance will not have a material effect on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Acquisitions
In April 2011, we acquired certain assets and assumed certain liabilities of Hiprom (Pty) Ltd and its affiliates (Hiprom), a process control and automation systems integrator for the mining and mineral processing industry in South Africa. In May 2011, we purchased a majority stake in the equity of Lektronix Limited and its affiliate (Lektronix), an independent industrial automation repairs and service provider in Europe and Asia. The terms of this acquisition included mirroring put and call options for a fixed price in December 2011 with respect to the remaining minority shares. Accordingly, we recorded the Lektronix share purchase as an acquisition of all outstanding equity interests with a corresponding liability of $10.9 million related to the put/call option as of the acquisition date. The aggregate purchase price of the Hiprom and Lektronix acquisitions was $58.8 million. We recorded goodwill of $34.8 million attributable to intangible assets that do not meet the criteria for separate recognition, including an assembled workforce with industry-wide technical expertise and customer service capabilities. We assigned the full amount of goodwill for Hiprom and Lektronix to our Control Products & Solutions segment. None of the goodwill recorded is expected to be deductible for tax purposes.
In 2009, our Control Products & Solutions segment acquired the assets and assumed certain liabilities of Xi’an Hengsheng Science & Technology Company Limited (Hengsheng). Hengsheng delivers automation solutions to the electrical power and other heavy process industries in central and western China. Our Control Products & Solutions segment also acquired a majority of the assets and assumed certain liabilities of the automation business of Rutter Hinz Inc. (Hinz). Hinz offers industrial control systems engineering and related support, with domain expertise in industrial automation, process control and power distribution for the oil and gas industry, and other resource-based industries. The aggregate purchase price of these two acquisitions was $30.7 million. We recorded goodwill of $13.6 million resulting from the final purchase price allocations of Hengsheng and Hinz. We expect $5.9 million of the goodwill to be deductible for tax purposes.
The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of these acquisitions are:

	2011		2009
		Wtd. Avg.		Wtd. Avg.
	Fair	Useful	Fair	Useful
(in millions, except useful lives)	Value	Life	Value	Life

Customer relationships	$14.3	14 years	$6.3	10 years
Technology	1.5	10 years	1.2	8 years
Trademarks	1.3	2 years	—	—
Other intangible assets	0.6	4 years	1.3	4 years
The results of operations of the acquired businesses have been included in our Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of these acquisitions are not material to our results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2011 and 2010 were (in millions):

		Control
	Architecture &	Products &
	Software	Solutions	Total

Balance as of September 30, 2009	$386.8	$526.4	$913.2
Translation and other	(1.3)	0.6	(0.7)

Balance as of September 30, 2010	385.5	527.0	912.5
Acquisition of businesses	—	34.8	34.8
Translation and other	1.2	4.1	5.3

Balance as of September 30, 2011	$386.7	$565.9	$952.6

Other intangible assets consist of (in millions):

	September 30, 2011
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$101.2	$45.3	$55.9
Customer relationships	72.4	23.2	49.2
Technology	85.1	44.0	41.1
Trademarks	31.2	9.0	22.2
Other	21.6	15.7	5.9

Total amortized intangible assets	311.5	137.2	174.3
Intangible assets not subject to amortization	43.7	—	43.7

Total	$355.2	$137.2	$218.0

	September 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$160.1	$107.3	$52.8
Customer relationships	59.6	16.6	43.0
Technology	83.8	38.0	45.8
Trademarks	32.5	7.6	24.9
Other	23.6	16.5	7.1

Total amortized intangible assets	359.6	186.0	173.6
Intangible assets not subject to amortization	43.7	—	43.7

Total	$403.3	$186.0	$217.3

Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $16.8 million in 2011, $13.6 million in 2010 and $15.8 million in 2009.
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $36.0 million in 2012, $32.3 million in 2013, $27.0 million in 2014, $21.4 million in 2015 and $16.8 million in 2016.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment during the second quarter of 2011 and concluded these assets are not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Inventories
Inventories consist of (in millions):

	September 30,
	2011	2010
Finished goods	$265.0	$244.2
Work in process	139.4	144.1
Raw materials, parts and supplies	237.3	215.0

Inventories	$641.7	$603.3

We report inventories net of the allowance for excess and obsolete inventory of $46.3 million at September 30, 2011 and 2010.
5. Property, net
Property consists of (in millions):

	September 30,
	2011	2010
Land	$3.8	$4.8
Buildings and improvements	277.2	270.4
Machinery and equipment	996.3	1,034.0
Internal-use software	368.5	352.9
Construction in progress	74.7	60.3

Total	1,720.5	1,722.4
Less accumulated depreciation	(1,159.1)	(1,185.5)

Property, net	$561.4	$536.9

6. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2011	2010
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.0)	(45.1)

Long-term debt	$905.0	$904.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Long-term and Short-term Debt — (Continued)
On March 14, 2011, we replaced our former three-year $267.5 million unsecured revolving credit facility expiring in March 2012 and our former 364-day $300.0 million unsecured revolving credit facility expiring in March 2011 with a new four-year $750.0 million unsecured revolving credit facility. On March 15, 2010, we entered into a 364-day $300.0 million unsecured revolving credit facility. We have not drawn down under any of these credit facilities at September 30, 2011 or 2010. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at September 30, 2011 and 2010. Separate short-term unsecured credit facilities of approximately $127.8 million at September 30, 2011 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during fiscal 2011 and 2010 were not significant.
Our short-term debt obligations primarily relate to commercial paper borrowings. At September 30, 2011 and 2010 we had no commercial paper borrowings outstanding.
Interest payments were $60.1 million during 2011, $59.4 million during 2010 and $62.8 million during 2009.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2011	2010
Unrealized losses on foreign exchange contracts (Note 9)	$6.3	$18.9
Product warranty obligations (Note 8)	38.5	37.3
Taxes other than income taxes	40.0	33.3
Accrued interest	15.6	15.6
Income taxes payable	31.0	20.6
Other	80.8	56.4

Other current liabilities	$212.2	$182.1

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
Changes in product warranty obligations are (in millions):

	September 30,
	2011	2010
Balance at beginning of period	$37.3	$32.1
Warranties recorded at time of sale	38.2	41.0
Adjustments to pre-existing warranties	(3.9)	(1.8)
Settlements of warranty claims	(33.1)	(34.0)

Balance at end of period	$38.5	$37.3

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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. Most of our forward exchange contracts are denominated in currencies of major industrial countries. The notional values of our forward exchange contracts outstanding at September 30, 2011 were $725.1 million, of which $521.6 million were designated as cash flow hedges. Currency pairs (buy / sell) comprising the most significant contract notional value were United States dollar (USD) / euro, USD / Canadian dollar, Swiss franc / USD, Singapore dollar / USD, Swiss franc / Canadian dollar and Swiss franc / euro. We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2011.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-US subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At September 30, 2011 we had $14.1 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
		September 30,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010
Forward exchange contracts	Other current assets	$15.9	$9.9
Forward exchange contracts	Other assets	1.6	2.7
Forward exchange contracts	Other current liabilities	(5.9)	(8.5)
Forward exchange contracts	Other liabilities	(1.4)	(1.5)

Total		$10.2	$2.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Derivative Instruments and Fair Value Measurement — (Continued)

		Fair Value (Level 2)
		September 30,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2010
Forward exchange contracts	Other current assets	$12.1	$15.6
Forward exchange contracts	Other current liabilities	(0.4)	(10.4)

Total		$11.7	$5.2

The pre-tax amount of gains (losses) recorded in other comprehensive loss related to hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2011	2010	2009
Forward exchange contracts (cash flow hedges)	$3.0	$9.0	$12.0
Foreign currency denominated debt (net investment hedges)	(0.2)	—	—

Total	$2.8	$9.0	$12.0

Approximately $10.0 million ($6.2 million net of tax) of net unrealized gains on cash flow hedges as of September 30, 2011 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related losses and gains on the hedged items during the periods presented, was:

	2011	2010	2009
Sales	$0.3	$(2.2)	$7.2
Cost of sales	(3.5)	(2.2)	(3.1)

Total	$(3.2)	$(4.4)	$4.1

The amount recognized in earnings as a result of ineffective hedges was not significant.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations during the periods presented was:

	2011	2010	2009
Other expense	$6.2	$(15.8)	$11.7
Cost of sales	0.4	(0.4)	(0.1)

Total	$6.6	$(16.2)	$11.6

We also hold financial instruments consisting of cash, accounts receivable, accounts payable and long-term debt. The carrying value of our cash, accounts receivable and accounts payable as reported in our Consolidated Balance Sheet approximates fair value. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following is a summary of the carrying value and fair value of our long-term debt (in millions):

	September 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$905.0	$1,125.4	$904.9	$1,073.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Shareowners’ Equity
Common Stock
At September 30, 2011, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. In 2009, we retired 35 million shares of common stock that we held in our treasury. These shares are now designated as authorized and unissued. At September 30, 2011, 13.9 million shares of common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2011	2010	2009
Beginning balance	141.7	142.1	143.2
Treasury stock purchases	(4.0)	(2.2)	(1.7)
Shares delivered under incentive plans	4.2	1.8	0.6

Ending balance	141.9	141.7	142.1

During September 2011, we repurchased 30,000 shares of common stock for $1.7 million that did not settle until October 2011. During September 2010, we repurchased 19,700 shares of common stock for $1.2 million that did not settle until October 2010. These outstanding purchases were recorded in accounts payable at September 30, 2011 and 2010.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2011	2010
Unrecognized pension and postretirement benefit plan liabilities (Note 12)	$(1,033.6)	$(854.9)
Accumulated currency translation adjustments	35.5	12.1
Net unrealized gains on cash flow hedges	5.2	1.3
Unrealized gains on investment securities	—	0.3

Accumulated other comprehensive loss	$(992.9)	$(841.2)

11. Share-Based Compensation
During 2011, 2010 and 2009 we recognized $39.5 million, $36.3 million and $27.8 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $12.9 million during 2011, $11.9 million during 2010 and $9.1 million during 2009. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2011, total unrecognized compensation cost related to share-based compensation awards was $38.4 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.
Our 2008 Long-Term Incentives Plan, as amended (2008 Plan), authorizes us to deliver up to 11.2 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2008 Plan or our 2000 Long-Term Incentives Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2008 Plan. Approximately 5.0 million shares under our 2008 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2011. We use treasury stock to deliver shares of our common stock under these plans. Our 2008 Plan does not permit share-based compensation awards to be granted after February 6, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Share-Based Compensation — (Continued)
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
The per share weighted average fair value of stock options granted during the years ended September 30, 2011, 2010 and 2009 was $21.39, $13.59 and $7.75, respectively. The total intrinsic value of stock options exercised was $157.3 million, $49.7 million and $7.4 million during 2011, 2010 and 2009, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2011	2010	2009
Average risk-free interest rate	1.94%	2.15%	1.63%
Expected dividend yield	2.37%	3.16%	2.47%
Expected volatility	0.39	0.41	0.35
Expected term (years)	5.5	5.5	5.4
The average risk-free interest rate is based on U.S. treasury security rates corresponding to the expected term in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. We determined expected volatility using daily historical volatility of our stock price over the most recent period corresponding to the expected term as of the grant date. We determined the expected term of the stock options using historical data adjusted for the estimated exercise dates of unexercised options.
A summary of stock option activity for the year ended September 30, 2011 is:

				Aggregate
			Wtd. Avg.	Intrinsic Value
		Wtd. Avg.	Remaining	of In-The-Money
	Shares	Exercise	Contractual	Options
	(in thousands)	Price	Term (years)	(in millions)

Outstanding at October 1, 2010	10,351	$44.34
Granted	1,727	69.87
Exercised	(4,164)	41.46
Forfeited	(126)	49.08
Cancelled	(7)	51.94

Outstanding at September 30, 2011	7,781	51.46	6.8	$72.4

Vested or expected to vest at September 30, 2011	7,480	51.40	6.8	69.6

Exercisable at September 30, 2011	3,911	50.01	5.3	37.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Share-Based Compensation — (Continued)
A summary of performance share activity for the year ended September 30, 2011 is as follows:

		Wtd. Avg.
	Performance	Grant Date
	Shares	Share
	(in thousands)	Fair Value

Outstanding at October 1, 2010	426	$48.90
Granted	77	87.00
Vested	(104)	70.32
Forfeited	(17)	48.94

Outstanding at September 30, 2011	382	50.70

Maximum potential shares to be delivered in payment under the fiscal 2011 and 2010 awards are 148,960 shares and 270,460 shares, respectively. There will be a 200 percent payout of the target number of shares awarded in fiscal 2009, with a maximum of 345,432 shares to be delivered in payment under the awards in December 2011. There were 42 percent and 13 percent payouts of the target number of shares awarded in fiscal 2008 and 2007, with 43,767 and 10,618 shares delivered in payment under the awards in December 2010 and December 2009, respectively.
The per share fair value of performance share awards granted during the years ended September 30, 2011, 2010 and 2009 was $87.00, $54.81 and $31.82, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2011	2010	2009
Average risk-free interest rate	0.63%	1.22%	1.46%
Expected dividend yield	2.01%	2.51%	2.47%
Expected volatility (Rockwell Automation)	0.49	0.48	0.40
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
Restricted Stock and Restricted Stock Units
We grant restricted stock to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on restricted stock generally lapse over periods ranging from one to five years. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2011, 2010 and 2009 was $69.00, $43.76 and $29.38, respectively. The total fair value of shares vested during the years ended September 30, 2011, 2010, and 2009 was $4.5 million, $5.3 million, and $1.6 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2011 is as follows:

	Restricted
	Stock and	Wtd. Avg.
	Restricted	Grant Date
	Stock Units	Share
	(in thousands)	Fair Value

Outstanding at October 1, 2010	294	$44.56
Granted	68	69.00
Vested	(65)	64.05
Forfeited	(21)	42.44

Outstanding at September 30, 2011	276	47.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our UK pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we did in 2011 and 2010. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
In 2009, we changed our measurement date to September 30 as required by U.S. GAAP. We recorded a reduction in retained earnings of $12.2 million ($7.8 million net of tax) in the fourth quarter of 2009 related to this change.
The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2011	2010	2009	2011	2010	2009

Service cost	$70.1	$68.7	$56.0	$3.5	$3.8	$3.6
Interest cost	163.9	159.7	154.7	10.2	12.5	13.3
Expected return on plan assets	(204.5)	(192.1)	(191.5)	—	—	—
Amortization:
Prior service credit	(2.2)	(3.8)	(3.7)	(10.6)	(10.6)	(10.6)
Net transition obligation	0.4	0.4	0.3	—	—	—
Net actuarial loss	63.7	42.1	16.9	6.4	8.4	9.5

Net periodic benefit cost	$91.4	$75.0	$32.7	$9.5	$14.1	$15.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

			Other Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010
Benefit obligation at beginning of year	$3,179.7	$2,806.9	$209.3	$218.8
Service cost	70.1	68.7	3.5	3.8
Interest cost	163.9	159.7	10.2	12.5
Actuarial losses (gains)	220.5	233.0	(46.0)	(13.4)
Plan amendments	—	30.4	—	—
Curtailment loss	—	0.5	—	—
Plan participant contributions	5.7	4.8	11.0	10.4
Benefits paid	(182.4)	(140.5)	(30.2)	(23.4)
Currency translation and other	25.1	16.2	(0.1)	0.6

Benefit obligation at end of year	3,482.6	3,179.7	157.7	209.3

Plan assets at beginning of year	2,486.6	2,207.8	—	—
Actual return on plan assets	50.3	213.8	—	—
Company contributions	184.7	181.2	19.2	13.0
Plan participant contributions	5.7	4.8	11.0	10.4
Benefits paid	(182.4)	(140.5)	(30.2)	(23.4)
Currency translation and other	28.0	19.5	—	—

Plan assets at end of year	2,572.9	2,486.6	—	—

Funded status of plans	$(909.7)	$(693.1)	$(157.7)	$(209.3)

Net amount on balance sheet consists of:
Prepaid pension	$4.3	$28.3	$—	$—
Compensation and benefits	(9.4)	(8.8)	(16.5)	(17.9)
Retirement benefits	(904.6)	(712.6)	(141.2)	(191.4)

Net amount on balance sheet	$(909.7)	$(693.1)	$(157.7)	$(209.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2011 and 2010 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

			Other Postretirement
	Pension		Benefits
	2011	2010	2011	2010

Prior service credit	$(2.1)	$(3.3)	$(28.4)	$(35.0)
Net actuarial loss	1,038.0	834.4	26.2	58.6
Net transition (benefit) obligation	(0.1)	0.2	—	—

Total	$1,035.8	$831.3	$(2.2)	$23.6

During 2011, we recognized prior service credits of $12.9 million ($8.2 million net of tax), net actuarial losses of $70.1 million ($44.8 million net of tax) and a net transition obligation of $0.4 million ($0.3 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2010. In 2012 we expect to recognize prior service credits of $13.2 million ($8.4 million net of tax), net actuarial losses of $97.1 million ($62.5 million net of tax) and a net transition obligation of $0.2 million ($0.2 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2011.
In both 2011 and 2010, we made discretionary pre-tax contributions of $150.0 million to our U.S. qualified pension plan trust. In October 2011, we made another discretionary pre-tax contribution of $300.0 million to our U.S. qualified pension plan trust.
The accumulated benefit obligation for our pension plans was $3,264.9 million and $2,968.8 million at September 30, 2011 and 2010, respectively.
Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

				Other Postretirement
	Pension Benefits			Benefits
	September 30,			September 30,
	2011	2010	2009	2011	2010	2009
U.S. Plans
Discount rate	5.60%	6.20%	6.75%	5.10%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Compensation increase rate	4.00%	4.30%	4.20%	—	—	—

Non-U.S. Plans
Discount rate	4.14%	4.67%	5.49%	4.75%	5.00%	6.00%
Expected return on plan assets	6.07%	6.18%	6.30%	—	—	—
Compensation increase rate	3.09%	2.88%	3.01%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations are (in weighted averages):

			Other Postretirement
	Pension Benefits		Benefits
	September 30,		September 30,
	2011	2010	2011	2010
U.S. Plans
Discount rate	5.20%	5.60%	4.90%	5.10%
Compensation increase rate	4.00%	4.00%	—	—
Healthcare cost trend rate(1)	—	—	8.50%	9.00%

Non-U.S. Plans
Discount rate	4.15%	4.14%	4.10%	4.75%
Compensation increase rate	3.03%	3.09%	—	—
Healthcare cost trend rate(2)	—	—	7.12%	7.56%

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

	Allocation	Target	September 30,
Asset Category	Range	Allocation	2011	2010

Equity Securities	30% – 65%	55%	54%	56%
Debt Securities	35% – 50%	41%	41%	40%
Other	0% – 25%	4%	5%	4%
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
As of September 30, 2011 and 2010, our pension plans do not own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2011 and 2010.
Common stock — Valued at the closing price reported on the active market on which the individual securities are traded.
Corporate debt — Valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.
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
Insurance contracts — Valued at the aggregate amount of accumulated contribution and investment income less amounts used to make benefit payments and administrative expenses which approximates fair value.
Other — Consists of other fixed income investments and real estate. Other fixed income investments are valued at the most recent closing price reported on the active market on which the individual securities are traded.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Refer to Note 9 for further information regarding levels in the fair value hierarchy. The following table presents our pension plans’ investments measured at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total

Cash	$23.8	$—	$—	$23.8
Common stock	535.6	—	—	535.6
Corporate debt	—	399.7	—	399.7
Government securities	248.2	—	—	248.2
Common collective trusts	—	887.1	—	887.1
Registered investment companies	—	335.1	—	335.1
Private equity investments	—	—	85.0	85.0
Insurance contracts	—	—	27.8	27.8
Other	—	22.6	8.0	30.6

Total plan investments	$807.6	$1,644.5	$120.8	$2,572.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
The following table presents our pension plans’ investments measured at fair value as of September 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash	$71.6	$—	$—	$71.6
Common stock	573.0	—	—	573.0
Corporate debt	—	363.1	—	363.1
Government securities	222.1	—	—	222.1
Common collective trusts	—	803.5	—	803.5
Registered investment companies	—	326.9	—	326.9
Private equity investments	—	—	62.2	62.2
Insurance contracts	—	—	29.4	29.4
Other	—	23.5	11.3	34.8

Total plan investments	$866.7	$1,517.0	$102.9	$2,486.6

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2011.

				Purchases,
	Balance		Unrealized	sales,	Balance
	October 1,	Realized	gains	issuances, and	September 30,
	2010	gains	(losses)	settlements, net	2011

Private equity investments	$62.2	$3.2	$13.3	$6.3	$85.0
Insurance contracts	29.4	—	(4.7)	3.1	27.8
Other	11.3	—	0.2	(3.5)	8.0

	$102.9	$3.2	$8.8	$5.9	$120.8

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2010.

				Purchases,
	Balance			sales,	Balance
	October 1,	Realized	Unrealized	issuances, and	September 30,
	2009	gains	gains	settlements, net	2010
Private equity investments	$43.1	$1.2	$6.8	$11.1	$62.2
Insurance contracts	27.4	—	0.4	1.6	29.4
Other	12.3	—	0.1	(1.1)	11.3

	$82.8	$1.2	$7.3	$11.6	$102.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Retirement Benefits — (Continued)
Estimated Future Payments
We expect to contribute approximately $339 million related to our worldwide pension plans and $17 million to our postretirement benefit plans in 2012.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

		Other
	Pension Benefits	Postretirement Benefits
2012	$200.7	$16.9
2013	197.7	15.9
2014	201.5	15.3
2015	206.5	14.5
2016	210.3	13.3
2017 – 2021	1,190.0	54.8
Other Postretirement Benefits
A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage		One-Percentage
	Point Increase		Point Decrease
	2011	2010	2011	2010

Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.1)	$(0.2)
Increase (decrease) to postretirement benefit obligation	2.7	2.3	(2.4)	(1.9)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2011 and 2010 are as follows (in millions):

	2011	2010

Projected benefit obligation	$3,064.4	$2,912.9
Accumulated benefit obligation	2,876.2	2,711.4
Fair value of plan assets	2,172.7	2,195.7
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $31.2 million in 2011, $23.3 million in 2010 and $30.5 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Discontinued Operations
During 2011, we recorded a net $0.7 million benefit from the settlement of an indemnification of Baldor Electric Company and certain tax matters related to divested businesses, partially offset by a change in estimate for an environmental matter pertaining to a discontinued business.
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
14. Restructuring Charges and Special Items
During 2011, we paid substantially all of the $9.9 million accrual balance remaining as of September 30, 2010. The amount of accrual adjustments and non-cash activity was insignificant.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Restructuring Charges and Special Items (continued)
The following tables set forth a summary of restructuring activities during 2010 (in millions):

				Non-Cash
	September 30,			Activity	September 30,
	2009		Accrual	and	2010
Actions	Accrual	Payments	Adjustments	Currency	Accrual

2007 – Manufacturing Globalization Employee severance benefits	$9.1	$(3.5)	$(3.1)	$(0.4)	$2.1
2008 – Reduce Cost Structure for Anticipated Market Conditions
Employee severance benefits	5.0	(3.5)	(0.6)	0.1	1.0
2009 – Reduce Cost Structure for Global Recession
Employee severance benefits	35.7	(23.1)	(4.4)	(1.4)	6.8
Asset impairments	8.8	—	—	(8.8)	—
Lease exit costs	2.2	(2.0)	—	(0.2)	—

Total	$60.8	$(32.1)	$(8.1)	$(10.7)	$9.9

15. Other Expense
The components of other expense are (in millions):

	2011	2010	2009
Net gain (loss) on dispositions of securities and property	$0.9	$(5.5)	$(4.4)
Interest income	6.0	5.0	9.6
Royalty income	3.6	2.4	3.7
Environmental charges	(4.5)	(5.9)	(4.5)
Other	(8.1)	(4.4)	(11.1)

Other expense	$(2.1)	$(8.4)	$(6.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes
Selected income tax data from continuing operations (in millions):

	2011	2010	2009
Components of income before income taxes:
United States	$364.3	$144.9	$64.7
Non-United States	503.3	399.3	209.2

Total	$867.6	$544.2	$273.9

Components of the income tax provision:
Current:
United States	$51.0	$9.7	$15.8
Non-United States	75.0	36.7	42.3
State and local	(2.0)	(0.1)	(16.8)

Total current	124.0	46.3	41.3

Deferred:
United States	46.6	41.2	11.0
Non-United States	(5.2)	13.1	1.9
State and local	5.1	3.2	1.8

Total deferred	46.5	57.5	14.7

Income tax provision	$170.5	$103.8	$56.0

Total income taxes paid	$118.6	$100.7	$115.2

During 2011, we recognized net discrete tax benefits of $25.0 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research credit.
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
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.7	0.3	(1.2)
Non-United States taxes	(12.7)	(12.8)	(9.4)
Foreign tax credit utilization	0.9	1.3	0.4
Employee stock ownership plan benefit	(0.3)	(0.4)	(0.8)
Change in valuation allowances	0.8	(3.2)	—
Domestic manufacturing deduction	(0.8)	(0.2)	(1.1)
Resolution of prior period tax matters	(2.9)	(4.1)	(7.8)
Other	(1.0)	3.2	5.3

Effective income tax rate	19.7%	19.1%	20.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2011	2010
Current deferred income tax assets:
Compensation and benefits	$26.1	$22.0
Product warranty costs	14.1	14.0
Inventory	57.3	50.8
Allowance for doubtful accounts	15.2	14.6
Deferred credits	9.4	10.5
Returns, rebates and incentives	44.3	34.2
Self-insurance reserves	2.2	2.5
Restructuring reserves	1.1	2.4
Net operating loss carryforwards	1.6	1.6
U.S. federal tax credit carryforwards	8.4	0.7
State tax credit carryforwards	—	0.3
Other — net	19.9	16.6

Current deferred income tax assets	199.6	170.2

Long-term deferred income tax assets (liabilities):
Retirement benefits	$335.4	$316.9
Property	(80.3)	(75.5)
Intangible assets	(28.9)	(24.0)
Environmental reserves	11.9	12.9
Share-based compensation	33.6	36.9
Self-insurance reserves	5.7	6.2
Deferred gains	3.8	4.3
Net operating loss carryforwards	41.6	44.2
Capital loss carryforwards	18.3	11.7
U.S. federal tax credit carryforwards	1.5	1.5
State tax credit carryforwards	3.5	2.5
Other — net	22.9	13.6

Subtotal	369.0	351.2
Valuation allowance	(32.8)	(26.7)

Net long-term deferred income tax assets	336.2	324.5

Total deferred income tax assets	$535.8	$494.7

Total deferred tax assets were $682.8 million at September 30, 2011 and $627.1 million at September 30, 2010. Total deferred tax liabilities were $114.2 million at September 30, 2011 and $105.7 million at September 30, 2010.
We have not provided U.S. deferred taxes for $1,906.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested in these subsidiaries. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
Tax attributes and related valuation allowances at September 30, 2011 are (in millions):

	Tax		Carryforward
	Benefit	Valuation	Period
Tax Attribute to be Carried Forward	Amount	Allowance	Ends

Non-United States net operating loss carryforward	$7.3	$5.0	2012-2021
Non-United States net operating loss carryforward	12.0	6.2	Indefinite
Non-United States capital loss carryforward	18.3	18.3	Indefinite
United States net operating loss carryforward	8.5	—	2019-2027
United States tax credit carryforward	9.9	—	2018-2031
State and local net operating loss carryforward	15.4	0.9	2012-2031
State tax credit carryforward	3.5	—	2015-2026

Subtotal — tax carryforwards	74.9	30.4
Other deferred tax assets	2.4	2.4	Indefinite

Total	$77.3	$32.8

The valuation allowance increased $6.1 million in 2011 and decreased $17.1 million in 2010 primarily due to the utilization of a non-U.S. capital loss carryforward.
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
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2011	2010	2009
Gross unrecognized tax benefits balance at beginning of year	$66.3	$116.7	$125.8
Additions based on tax positions related to the current year	22.3	6.3	15.3
Additions based on tax positions related to prior years	9.3	1.0	2.2
Reductions based on tax positions related to prior years	(0.6)	(12.0)	(8.1)
Reductions related to settlements with taxing authorities	(18.5)	(44.0)	(13.3)
Reductions related to lapses of statute of limitations	(3.0)	(3.7)	(3.9)
Effect of foreign currency translation	(0.7)	2.0	(1.3)

Gross unrecognized tax benefits balance at end of year	75.1	66.3	116.7
Offsetting tax benefits	(44.9)	(51.1)	(49.1)

Net unrecognized tax benefits	$30.2	$15.2	$67.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Income Taxes — (Continued)
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $75.1 million ($30.2 million net of offsetting tax benefits) as of September 30, 2011, $57.5 million ($9.5 million net of offsetting tax benefits) as of September 30, 2010 and $85.2 million ($40.9 million net of offsetting tax benefits) as of September 30, 2009. Offsetting tax benefits primarily consist of tax receivables and deposits that were recorded in other assets and a foreign tax credit item that was recorded in deferred income taxes.
During 2011, there was no material change in the amount of gross unrecognized tax benefits.
During the next 12 months, we believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $5.4 million and the amount of offsetting tax benefits could be increased by up to $2.4 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to unrecognized tax benefits in tax expense. Accrued interest and penalties were $16.9 million and $26.6 million at September 30, 2011 and 2010, respectively. We recognized benefits (expense) related to interest and penalties of $9.7 million, $0.9 million, and ($2.4) million during 2011, 2010 and 2009, respectively.
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
We have been designated as a potentially responsible party at 14 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2011 to be $11.2 million, of which $3.4 million has been accrued.
Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2011, we have estimated the total reasonably possible costs we could incur from these matters to be $85.3 million. We have recorded environmental accruals for these matters of $38.9 million. In addition to the above matters, certain environmental liabilities are substantially indemnified by ExxonMobil Corporation. At September 30, 2011, we recorded a liability of $31.3 million and a receivable of $30.0 million for these matters. We estimate the total reasonably possible costs that we could incur from these matters to be $36.7 million.
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
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. We recorded $4.7 million in other current liabilities and $23.9 million in other liabilities for these obligations at September 30, 2011. At September 30, 2010, we recorded liabilities for these asset retirement obligations of $7.9 million in other current liabilities and $22.7 million in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Commitments and Contingent Liabilities — (Continued)
Lease Commitments
Rental expense was $111.5 million in 2011, $106.0 million in 2010 and $114.7 million in 2009. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $356.1 million as of September 30, 2011 and are payable as follows (in millions):

2012	$75.7
2013	58.8
2014	48.8
2015	37.0
2016	27.8
Beyond 2016	108.0

Total	$356.1

Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $1.8 million as of September 30, 2011 and are receivable through 2017 at approximately $0.3 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
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
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $16.2 million, of which $1.6 million has been accrued in other current liabilities and $10.1 million has been accrued in other liabilities at September 30, 2011. We recorded $6.4 million and $11.1 million in other current liabilities and other liabilities, respectively, at September 30, 2010 for these indemnifications. Federal Pacific Electric, a non-operating entity that had been retained following the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, dissolved pursuant to Delaware law on March 31, 2011.
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
Control Products & Solutions
The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application expertise and project management capabilities. This comprehensive portfolio includes:
•
Low and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, push buttons, signaling devices, termination and protection devices, relays and timers and condition sensors.

•
Value-added solutions ranging from packaged solutions such as configured drives and motor control centers to automation and information solutions where we provide design, integration and start-up services for custom-engineered hardware and software systems primarily for manufacturing applications.

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including multi-vendor customer technical support and repair, customized safety solutions, asset management, training and predictive and preventative maintenance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Business Segment Information — (Continued)
The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2011	2010	2009
Sales:
Architecture & Software	$2,594.3	$2,115.0	$1,723.5
Control Products & Solutions	3,406.1	2,742.0	2,609.0

Total	$6,000.4	$4,857.0	$4,332.5

Segment operating earnings:
Architecture & Software	$659.1	$475.4	$223.0
Control Products & Solutions	368.5	241.8	206.7

Total (a)	1,027.6	717.2	429.7

Purchase accounting depreciation and amortization	(19.8)	(18.9)	(18.6)
General corporate-net	(80.7)	(93.6)	(80.3)
Interest expense	(59.5)	(60.5)	(60.9)
Special items	—	—	4.0

Income from continuing operations before income taxes	$867.6	$544.2	$273.9

(a)	Segment operating earnings in 2009 includes restructuring charges of $60.4 million. See Note 14 for more information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Business Segment Information — (Continued)
The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2011	2010	2009
Identifiable assets:
Architecture & Software	$1,608.4	$1,238.8	$1,157.2
Control Products & Solutions	2,116.1	1,897.1	1,723.5
Corporate	1,560.4	1,612.4	1,425.0

Total	$5,284.9	$4,748.3	$4,305.7

Depreciation and amortization:
Architecture & Software	$60.0	$54.0	$59.6
Control Products & Solutions	51.4	54.3	55.2
Corporate	0.1	0.1	0.7

Total	111.5	108.4	115.5
Purchase accounting depreciation and amortization	19.8	18.9	18.6

Total	$131.3	$127.3	$134.1

Capital expenditures for property:
Architecture & Software	$28.1	$33.0	$15.7
Control Products & Solutions	38.2	26.6	25.8
Corporate	53.8	39.8	56.5

Total	$120.1	$99.4	$98.0

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $315.7 million, $293.2 million and $204.4 million at September 30, 2011, 2010 and 2009, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $53.8 million, $39.1 million and $56.2 million in 2011, 2010 and 2009, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2011	2010	2009	2011	2010	2009
United States	$2,917.8	$2,456.2	$2,209.2	$446.1	$424.9	$413.7
Canada	396.2	321.0	257.1	9.2	9.7	10.2
Europe, Middle East and Africa	1,267.6	987.3	962.1	42.6	40.3	43.7
Asia-Pacific	910.6	724.3	579.3	36.8	34.2	38.7
Latin America	508.2	368.2	324.8	26.7	27.8	26.2

Total	$6,000.4	$4,857.0	$4,332.5	$561.4	$536.9	$532.5

We attribute sales to the geographic regions based on the country of destination.
In the United States, Canada and certain other countries, we sell our products primarily through independent distributors. In the remaining countries, we sell products through a combination of direct sales and sales through distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2011, 2010 and 2009 were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Quarterly Financial Information (Unaudited)

	2011 Quarters
	First	Second	Third	Fourth	2011
	(in millions, except per share amounts)

Sales	$1,365.8	$1,464.1	$1,516.2	$1,654.3	$6,000.4
Gross profit	543.9	576.5	606.8	663.2	2,390.4
Income from continuing operations before income taxes	186.7	203.6	221.2	256.1	867.6
Income from continuing operations	150.1	166.4	178.8	201.8	697.1
Income from discontinued operations (a)	—	—	0.7	—	0.7
Net income	150.1	166.4	179.5	201.8	697.8
Basic earnings per share:
Continuing operations	1.06	1.16	1.24	1.41	4.88
Discontinued operations (a)	—	—	0.01	—	—
Net income	1.06	1.16	1.25	1.41	4.88
Diluted earnings per share:
Continuing operations	1.04	1.14	1.22	1.39	4.79
Discontinued operations (a)	—	—	0.01	—	0.01
Net income	1.04	1.14	1.23	1.39	4.80

	2010 Quarters
	First	Second	Third	Fourth	2010
	(in millions, except per share amounts)

Sales	$1,067.5	$1,164.5	$1,268.1	$1,356.9	$4,857.0
Gross profit	426.8	473.1	507.3	529.2	1,936.4
Income from continuing operations before income taxes	97.3	133.6	155.5	157.8	544.2
Income from continuing operations	77.8	111.9	119.4	131.3	440.4
(Loss) income from discontinued operations (a)	(1.2)	25.1	—	—	23.9
Net income	76.6	137.0	119.4	131.3	464.3
Basic earnings per share:
Continuing operations	0.55	0.78	0.84	0.93	3.09
Discontinued operations (a)	(0.01)	0.18	—	—	0.17
Net income	0.54	0.96	0.84	0.93	3.26
Diluted earnings per share:
Continuing operations	0.54	0.77	0.83	0.91	3.05
Discontinued operations (a)	(0.01)	0.18	—	—	0.17
Net income	0.53	0.95	0.83	0.91	3.22
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

(a)	See Note 13 for more information on discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 14, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2011, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2011.
The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
Changes in Internal Control Over Financial Reporting
As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. In the fourth quarter of 2011, we deployed new business processes and functionality of the system related to our engineering, manufacturing, order management and finance functions to certain locations. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of and in connection with the implementation of the new system and processes. Additional implementations will occur to most locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2012-2014.
There have not been any other changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Information about Director Nominees and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the 2012 Proxy Statement.
No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information about executive officers of the Company under Item 4A of Part I.
We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our code of ethics is posted on our Internet site at http://www.rockwellautomation.com. In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.

Item 11.	Executive Compensation
The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Director Compensation and Compensation Committee Report in the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Stock Ownership by Certain Beneficial Owners and Ownership of Equity Securities by Directors and Executive Officers in the 2012 Proxy Statement.
The following table provides information as of September 30, 2011 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

Number of Securities
Remaining Available for
	Number of Securities to		Weighted Average	Future Issuance under
	be issued upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	Securities reflected in
	Warrants and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareowners	8,554,915	(1)	$51.46	5,310,691	(2)

Equity compensation plans not approved by shareowners	—		n/a	—

Total	8,554,915		$51.46	5,310,691

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares and restricted stock units under our 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents 5,008,822 and 301,869 shares available for future issuance under our 2008 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) Financial Statements, Financial Statement Schedule and Exhibits
(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

Consolidated Balance Sheet, September 30, 2011 and 2010

Consolidated Statement of Operations, years ended September 30, 2011, 2010 and 2009

Consolidated Statement of Cash Flows, years ended September 30, 2011, 2010 and 2009

Consolidated Statement of Shareowners’ Equity, years ended September 30, 2011, 2010 and 2009

Consolidated Statement of Comprehensive Income (Loss), years ended September 30, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
(2)	Financial Statement Schedule for the years ended September 30, 2011, 2010 and 2009

Page
Schedule II—Valuation and Qualifying Accounts	S-1
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits

3-a	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.
3-b
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

*10-a-1
Copy of resolution of the Board of Directors of the Company, adopted on December 4, 2002, amending the Company’s Directors Stock Plan, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-a-2	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
*10-a-3
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

*10-a-5	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2011.
*10-a-6
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-a-7
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on September 3, 2008, filed as Exhibit 10-b-16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, is hereby incorporated by reference.

*10-a-8
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

*10-b-2
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

*10-b-4
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

*10-b-5
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, is hereby incorporated by reference.

*10-b-6
Memorandum of Amendments to the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 7, 2005, is hereby incorporated by reference.

*10-b-7
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

*10-b-9
Memorandum of Proposed Amendment and Restatement of the Company’s 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-10
Forms of Stock Option Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 1, 2007, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-11
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded after December 1, 2007, filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-12
Form of Performance Share Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, for performance shares awarded after December 1, 2007, filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-13
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

*10-c-3
Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, filed as Exhibit 10-e-3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, is hereby incorporated by reference.

*10-c-4
Forms of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan for options granted to executive officers of the Company after December 1, 2008, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-c-5
Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan for performance shares awarded after December 1, 2008, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-c-6
Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan for shares of restricted stock awarded after December 1, 2008, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-c-7
Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 6, 2010, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, is hereby incorporated by reference.

*10-c-8
Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded to executive officers of the Company after December 6, 2010, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, is hereby incorporated by reference.

*10-c-9
Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for performance shares awarded to executive officers of the Company after December 6, 2010, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, is hereby incorporated by reference.

*	Management contract or compensatory plan or arrangement.

*10-d
Copy of resolutions of the Compensation and Management Development Committee of the Board of Directors of the Company, adopted February 5, 2003, regarding the Corporate Office vacation plan, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-e-1
Copy of the Company’s Deferred Compensation Plan, as amended and restated September 6, 2006, filed as Exhibit 10-f to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, is hereby incorporated by reference.

*10-e-2
Memorandum of Proposed Amendment and Restatement of the Company’s Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-f
Copy of the Company’s Directors Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 5, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*l0-g-1
Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003, filed as Exhibit 10-i-1 to the Company’s Annual Report for the year ended September 30, 2004, is hereby incorporated by reference.

*l0-g-2	Copy of the Company’s Incentive Compensation Plan, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated September 7, 2005, is hereby incorporated by reference.
*10-g-3
Description of the Company’s performance measures and goals for the Company’s Incentive Compensation Plan and Annual Incentive Compensation Plan for Senior Executives for fiscal year 2010, contained in the Company’s Current Report on Form 8-K dated December 14, 2009, is hereby incorporated by reference.

*10-h-1
Change of Control Agreement dated as of September 27, 2010 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 27, 2010, is hereby incorporated by reference.

*10-h-2
Form of Change of Control Agreement dated as of September 27, 2010 between the Company and each of Theodore D. Crandall, Steven A. Eisenbrown, Douglas M. Hagerman, Robert A. Ruff and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 27, 2010, is hereby incorporated by reference.

*10-h-3
Letter Agreement dated September 3, 2009 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-h-4
Letter Agreement dated September 3, 2009 between Registrant and Theodore D. Crandall, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-h-5	Description of relocation and expatriate package for Robert A. Ruff, contained in the Company’s Current Report on Form 8-K dated April 8, 2011, is hereby incorporated by reference.
10-i-1
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

10-i-2
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

10-i-3
Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-j-l
Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-j-2
Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-j-3
Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-k-1
Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-k-2
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

10-l-1
Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-l-2
Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-l-3
Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-m
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

l0-n
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

10-o-1
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

10-o-2
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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2011.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ Theodore D. Crandall Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
Dated: November 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 14th day of November 2011 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ Theodore D. Crandall Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ David M. Dorgan David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

Keith D. Nosbusch *
Chairman of the Board,
President and
Chief Executive Officer
(Principal Executive Officer)
and Director

Betty C. Alewine*
Director

Verne G. Istock* Director

Barry C. Johnson*
Director

Steven R. Kalmanson*
Director

James P. Keane*
Director

William T. McCormick, Jr.*
Director

Donald R. Parfet *
Director

David B. Speer*
Director

*By	/s/ Douglas M. Hagerman Douglas M. Hagerman, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2011, 2010 and 2009

	Balance at	Additions
	Beginning	Charged to	Charged to		Balance at
	of	Costs and	Other		End of
	Year	Expenses	Accounts	Deductions(b)	Year
	(in millions)
Description

*Year ended September 30, 2011
Allowance for doubtful accounts (a)	$20.7	$10.2	$—	$2.0	$28.9
Allowance for excess and obsolete inventory	46.3	18.9	—	18.9	46.3
Valuation allowance for deferred tax assets	26.7	10.6	—	4.5	32.8

*Year ended September 30, 2010
Allowance for doubtful accounts (a)	$24.6	$0.7	$—	$4.6	$20.7
Allowance for excess and obsolete inventory	53.2	20.4	—	27.3	46.3
Valuation allowance for deferred tax assets	43.8	2.3	—	19.4	26.7

*Year ended September 30, 2009
Allowance for doubtful accounts (a)	$20.2	$10.1	$—	$5.7	$24.6
Allowance for excess and obsolete inventory	39.7	27.6	—	14.1	53.2
Valuation allowance for deferred tax assets	45.1	4.2	—	5.5	43.8

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and excess and obsolete inventory and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

S-1

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

10-a-5	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2011.

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2011.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.