Form 10-Q
period 2011-12-31
ROCKWELL AUTOMATION INC
filed 2012-02-08
CIK 1024478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

142,394,050 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2011.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in millions)

	September 30,	September 30,
	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$884.0	$988.9
Short-term investments	150.0	—
Receivables	1,044.8	1,063.4
Inventories	677.3	641.7
Deferred income taxes	202.3	199.6
Other current assets	155.6	181.5

Total current assets	3,114.0	3,075.1

Property, net of accumulated depreciation of $1,158.2 and $1,159.1, respectively	559.1	561.4
Goodwill	942.1	952.6
Other intangible assets, net	212.8	218.0
Deferred income taxes	307.0	336.2
Prepaid pension	7.7	4.3
Other assets	136.4	137.3

Total	$5,279.1	$5,284.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$350.0	$—
Accounts payable	447.1	455.1
Compensation and benefits	158.0	319.6
Advance payments from customers and deferred revenue	215.3	189.0
Customer returns, rebates and incentives	147.1	154.0
Other current liabilities	195.3	212.2

Total current liabilities	1,512.8	1,329.9

Long-term debt	905.0	905.0
Retirement benefits	763.6	1,059.3
Other liabilities	242.9	242.7

Commitments and contingent liabilities (Note 12)

Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,386.3	1,381.4
Retained earnings	3,495.5	3,382.8
Accumulated other comprehensive loss	(1,027.9)	(992.9)
Common stock in treasury, at cost (shares held: December 31, 2011, 39.0; September 30, 2011, 39.5)	(2,180.5)	(2,204.7)

Total shareowners’ equity	1,854.8	1,748.0

Total	$5,279.1	$5,284.9

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(in millions, except per share amounts)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010

Sales
Products and solutions	$1,325.5	$1,235.7
Services	148.4	130.1

	1,473.9	1,365.8

Cost of sales
Products and solutions	(752.8)	(733.3)
Services	(102.4)	(88.6)

	(855.2)	(821.9)

Gross profit	618.7	543.9

Selling, general and administrative expenses	(362.4)	(347.0)
Other income	1.6	4.6
Interest expense	(15.0)	(14.8)

Income before income taxes	242.9	186.7
Income tax provision	(59.6)	(36.6)

Net income	$183.3	$150.1

Earnings per share:

Basic	$1.29	$1.06

Diluted	$1.27	1.04

Cash dividends per share	$0.425	$0.35

Weighted average outstanding shares:

Basic	141.8	141.8

Diluted	143.9	144.5

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in millions)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Continuing operations:
Operating activities:
Net income	$183.3	$150.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	23.9	22.8
Amortization of intangible assets	8.7	9.1
Share-based compensation expense	11.4	9.1
Retirement benefit expense	26.2	25.2
Pension trust contributions	(309.2)	(7.8)
Net loss (gain) on disposition of property and investments	0.1	(3.5)
Income tax benefit from the exercise of stock options	—	0.6
Excess income tax benefit from share-based compensation	(9.8)	(12.1)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	1.5	(92.9)
Inventories	(45.1)	(6.7)
Accounts payable	3.1	(16.0)
Compensation and benefits	(150.8)	(141.6)
Income taxes	57.0	49.5
Other assets and liabilities	10.7	26.8

Cash (used for) provided by operating activities	(189.0)	12.6

Investing activities:
Capital expenditures	(31.6)	(20.3)
Acquisition of businesses, net of cash acquired	(10.9)	—
Purchases of short-term investments	(150.0)	—
Proceeds from sale of property and investments	1.8	4.1

Cash used for investing activities	(190.7)	(16.2)

Financing activities:
Net issuance of short-term debt	350.0	—
Cash dividends	(60.3)	(49.7)
Purchases of treasury stock	(9.7)	(43.6)
Proceeds from the exercise of stock options	5.2	43.6
Excess income tax benefit from share-based compensation	9.8	12.1
Other financing activities	(0.1)	(0.1)

Cash provided by (used for) financing activities	294.9	(37.7)

Effect of exchange rate changes on cash	(19.9)	(2.6)

Cash used for continuing operations	(104.7)	(43.9)

Discontinued operations:
Cash used for discontinued operating activities	(0.2)	(0.2)

Cash used for discontinued operations	(0.2)	(0.2)

Decrease in cash and cash equivalents	(104.9)	(44.1)
Cash and cash equivalents at beginning of period	988.9	813.4

Cash and cash equivalents at end of period	$884.0	$769.3

See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation and Accounting Policies

In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations for the three month period ended December 31, 2011 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.

Receivables

Receivables are stated net of allowances for doubtful accounts of $28.5 million at December 31, 2011 and $26.1 million at September 30, 2011. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.5 million at December 31, 2011 and $8.0 million at September 30, 2011.

Short-term Investments

Short-term investments include time deposits and certificates of deposit with original maturities of more than three months but no more than one year at the time of purchase. These investments are stated at cost, which approximates fair value.

Earnings Per Share

The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Net income	$183.3	$150.1
Less: Allocation to participating securities	(0.4)	(0.3)

Net income available to common shareowners	$182.9	$149.8

Basic weighted average outstanding shares	141.8	141.8
Effect of dilutive securities
Stock options	1.7	2.3
Performance shares	0.4	0.4

Diluted weighted average outstanding shares	143.9	144.5

Earnings per share:
Basic	$1.29	$1.06

Diluted	$1.27	$1.04

For the three months ended December 31, 2011, share-based compensation awards for 2.4 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2010, share-based compensation awards for 3.0 million shares were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Share-Based Compensation

We recognized $11.4 million and $9.1 million of pre-tax share-based compensation expense during the three months ended December 31, 2011 and 2010, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,
	2011		2010
		Wtd. Avg.		Wtd. Avg.
		Share		Share
	Grants	Fair Value	Grants	Fair Value
Stock options	1,378	$23.50	1,708	$21.28
Performance shares	93	101.57	77	87.00
Restricted stock and restricted stock units	80	73.83	46	69.19
Unrestricted stock	9	54.55	7	61.81

3. Acquisition

In May 2011, we purchased a majority stake in the equity of Lektronix Limited and its affiliate (Lektronix), an independent industrial automation repairs and service provider in Europe and Asia. With respect to the remaining minority shares, the terms of this acquisition included mirroring put and call options for a fixed price in December 2011. Accordingly, we recorded the Lektronix share purchase as an acquisition of all outstanding equity interests with a corresponding liability of $10.9 million related to the put/call option as of the acquisition date. We exercised the option and paid for the remaining minority shares during the quarter ended December 31, 2011.

4. Inventories

Inventories consist of (in millions):

	September 30,	September 30,
	December 31, 2011	September 30, 2011
Finished goods	$276.2	$265.0
Work in process	156.4	139.4
Raw materials, parts and supplies	244.7	237.3

Inventories	$677.3	$641.7

We report inventories net of the allowance for excess and obsolete inventory of $49.0 million at December 31, 2011 and $46.3 million at September 30, 2011.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended December 31, 2011 are (in millions):

	September 30,	September 30,	September 30,
		Control
	Architecture &	Products &
	Software	Solutions	Total
Balance as of September 30, 2011	$386.7	$565.9	$952.6
Translation and other	(1.4)	(9.1)	(10.5)

Balance as of December 31, 2011	$385.3	$556.8	$942.1

Other intangible assets consist of (in millions):

	September 30,	September 30,	September 30,
	December 31, 2011
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$105.6	$49.2	$56.4
Customer relationships	71.4	24.7	46.7
Technology	85.0	45.6	39.4
Trademarks	31.1	9.9	21.2
Other	21.3	15.9	5.4

Total amortized intangible assets	314.4	145.3	169.1
Intangible assets not subject to amortization	43.7	—	43.7

Total	$358.1	$145.3	$212.8

	September 30,	September 30,	September 30,
	September 30, 2011
	Carrying	Accumulated
	Amount	Amortization	Net
Amortized intangible assets:
Computer software products	$101.2	$45.3	$55.9
Customer relationships	72.4	23.2	49.2
Technology	85.1	44.0	41.1
Trademarks	31.2	9.0	22.2
Other	21.6	15.7	5.9

Total amortized intangible assets	311.5	137.2	174.3
Intangible assets not subject to amortization	43.7	—	43.7

Total	$355.2	$137.2	$218.0

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Short-term Debt

Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $350.0 million at December 31, 2011. At December 31, 2011 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.33 percent and 10 days, respectively. At September 30, 2011, we had no commercial paper borrowings outstanding.

7. Other Current Liabilities

Other current liabilities consist of (in millions):

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
Unrealized losses on foreign exchange contracts	$11.8	$6.3
Product warranty obligations	44.1	38.5
Taxes other than income taxes	29.5	40.0
Accrued interest	15.0	15.6
Income taxes payable	26.6	31.0
Other	68.3	80.8

Other current liabilities	$195.3	$212.2

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

Changes in the product warranty obligations for the three months ended December 31, 2011 and 2010 are (in millions):

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010

Balance at beginning of period	$38.5	$37.3
Accruals for warranties issued during the current period	9.6	10.0
Adjustments to pre-existing warranties	3.1	(1.8)
Settlements of warranty claims	(7.1)	(8.5)

Balance at end of period	$44.1	$37.0

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

We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended December 31, 2011. The notional values of our forward exchange contracts outstanding at December 31, 2011 were $860.9 million, of which $661.3 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/USD, Swiss franc/Canadian dollar and USD/Singapore dollar.

We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At December 31, 2011 we had $14.1 million of foreign currency denominated debt designated as net investment hedges.

U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Derivative Instruments and Fair Value Measurement – (Continued)

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

	September 30,	September 30,	September 30,
		Fair Value (Level 2)
		December 31,	September 30,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2011
Forward exchange contracts	Other current assets	$13.9	$15.9
Forward exchange contracts	Other assets	1.6	1.6
Forward exchange contracts	Other current liabilities	(9.2)	(5.9)
Forward exchange contracts	Other liabilities	(1.0)	(1.4)

Total		$5.3	$10.2

	September 30,	September 30,	September 30,
		Fair Value (Level 2)
		December 31,	September 30,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2011	2011
Forward exchange contracts	Other current assets	$8.3	$12.1
Forward exchange contracts	Other current liabilities	(2.6)	(0.4)

Total		$5.7	$11.7

The pre-tax amount of (losses) gains recorded in other comprehensive loss related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Forward exchange contracts (cash flow hedges)	$(1.9)	$5.4
Foreign currency denominated debt (net investment hedges)	—	0.1

Total	$(1.9)	$5.5

Approximately $4.7 million ($2.9 million net of tax) of net unrealized gains on cash flow hedges as of December 31, 2011 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.

The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains (losses) on the hedged items during the periods presented, was:

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Sales	$(0.2)	$(0.3)
Cost of sales	2.7	(0.6)

Total	$2.5	$(0.9)

The amount recognized in earnings as a result of ineffective hedges was not significant.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Derivative Instruments and Fair Value Measurement – (Continued)

The pre-tax amount of losses from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented, was:

	September 30,	September 30,
	Three Months Ended
	December 31,
	2011	2010
Other income	$(6.0)	$(2.4)

We also hold financial instruments consisting of cash, short-term investments, accounts receivable, accounts payable, short-term debt and long-term debt. The carrying value of our cash, short-term investments, accounts receivable, accounts payable and short-term debt as reported in our Condensed Consolidated Balance Sheet approximates fair value. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following is a summary of the carrying value and fair value of our long-term debt (in millions):

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$905.0	$1,123.2	$905.0	$1,125.4

10. Retirement Benefits

The components of net periodic benefit cost are (in millions):

	September 30,	September 30,
	Pension Benefits
	Three Months Ended December 31,
	2011	2010
Service cost	$17.9	$17.4
Interest cost	41.9	40.7
Expected return on plan assets	(57.0)	(50.7)
Amortization:
Prior service credit	(0.6)	(0.5)
Net actuarial loss	23.7	15.9

Net periodic benefit cost	$25.9	$22.8

	September 30,	September 30,
	Other Postretirement Benefits
	Three Months Ended December 31,
	2011	2010
Service cost	$0.5	$0.9
Interest cost	1.8	2.5
Amortization:
Prior service credit	(2.6)	(2.6)
Net actuarial loss	0.6	1.6

Net periodic benefit cost	$0.3	$2.4

In the three months ended December 31, 2011, we made a voluntary contribution of $300 million to our U.S. qualified pension plan trust.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Comprehensive Income

Comprehensive income consists of (in millions):

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010

Net income	$183.3	$150.1
Other comprehensive (loss) income:
Unrecognized pension and postretirement benefit plan liabilities	13.5	7.6
Currency translation adjustments	(45.8)	(0.1)
Net unrealized (losses) gains on cash flow hedges	(2.7)	4.0
Other	—	(0.3)

Other comprehensive (loss) income	(35.0)	11.2

Comprehensive income	$148.3	$161.3

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

The effective tax rate for the quarter ended December 31, 2011 was 24.5 percent. The effective rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates.

The amount of gross unrecognized tax benefits was $75.7 million ($30.8 million net of offsetting tax benefits) at December 31, 2011 and $75.1 million ($30.2 million net of offsetting tax benefits) at September 30, 2011. These unrecognized tax benefits would reduce our effective tax rate if recognized. Offsetting tax benefits primarily consist of tax receivables and deposits that were recorded in other assets and a foreign tax credit item that was recorded in deferred income taxes.

There was no material change in the amount of unrecognized tax benefits in the first three months of 2012. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $9.3 million and the amount of offsetting tax benefits could be reduced by up to $0.9 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.

We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $18.9 million and $16.9 million at December 31, 2011 and at September 30, 2011, respectively.

We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Business Segment Information

The following tables reflect the sales and operating results of our reportable segments (in millions):

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Sales
Architecture & Software	$650.5	$613.9
Control Products & Solutions	823.4	751.9

Total	$1,473.9	$1,365.8

Segment operating earnings
Architecture & Software	$186.3	$153.1
Control Products & Solutions	97.5	68.9

Total	283.8	222.0

Purchase accounting depreciation and amortization	(5.0)	(4.8)
General corporate – net	(20.9)	(15.7)
Interest expense	(15.0)	(14.8)
Income tax provision	(59.6)	(36.6)

Net income	$183.3	$150.1

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

In the United States, Canada and certain other countries, we sell primarily through independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Sales to our largest distributor in the three months ended December 31, 2011 and 2010 were approximately 10 percent of our total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of

Rockwell Automation, Inc.

Milwaukee, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended December 31, 2011 and 2010. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2011, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income (loss) for the year then ended (not presented herein); and in our report dated November 14, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 8, 2012

ROCKWELL AUTOMATION, INC.

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

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for more information.

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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends

In the first quarter of 2012, sales to U.S. customers accounted for 49 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2010. Industrial production and capacity utilization have steadily increased and the PMI has remained above 50, indicating expansion of manufacturing activity. These indicators are among the factors that lead us to be cautiously optimistic about a continued recovery with slow, uneven growth.

	September 30,	September 30,	September 30,	September 30,
	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)

Fiscal 2012
Quarter ended:
December 2011	95.1	53.9	$211.0	78.0
Fiscal 2011
Quarter ended:
September 2011	94.4	51.6	201.2	77.6
June 2011	92.9	55.3	186.5	76.7
March 2011	92.8	61.2	185.0	76.8
December 2010	91.7	58.5	178.0	76.1
Fiscal 2010
Quarter ended:
September 2010	91.0	55.3	172.9	75.5

Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Regional Trends

In the first quarter of 2012, sales to non-U.S. customers accounted for 51 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.

We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. Underlying macroeconomic growth in emerging markets moderated during fiscal 2011 into fiscal 2012. However, we still expect that emerging markets in Asia will be the fastest growing automation markets over the long term. In Europe, sovereign debt concerns have put downward pressure on industrial growth and forecasts for that region have been deteriorating. While these trends indicate slower growth than recently experienced, overall macroeconomic trends and forecasts make us cautiously optimistic that the global recovery will continue throughout fiscal 2012.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations

Sales in the first quarter of 2012 increased 8 percent compared to the first quarter of 2011. We continued to execute our key initiatives, which contributed to our positive performance:

•	Sales related to our process initiative grew 22 percent as compared to the first quarter of 2011.

•	Logix sales increased 10 percent year over year.

•

Sales in emerging markets increased only 3 percent as compared to the first quarter of 2011 partially due to a strong quarter a year ago, the timing of sales in our solutions businesses, and fiscal tightening impacting underlying demand, particularly in the emerging markets of Asia-Pacific. Emerging markets represented 21 percent of total company sales in the quarter.

•	Sales to our OEM customers, including sales of safety components and safety systems, grew at a rate above the company average.

The improvements in gross margin and operating margin were primarily due to volume leverage. Price and lower performance-based compensation expense also made a positive contribution. These positive factors were partially offset by increased spending to support growth.

General corporate expenses in the prior year were net of a $3.8 million gain resulting from the sale of an investment.

Our effective tax rate during the quarter was 24.5 percent compared to 19.6 percent a year ago. The 2011 first quarter effective tax rate included benefits of $3.5 million related to the retroactive extension of the U.S. federal research tax credit.

The following table reflects our sales and operating results for the three months ended December 31, 2011 and 2010 (in millions, except per share amounts):

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Sales
Architecture & Software	$650.5	$613.9
Control Products & Solutions	823.4	751.9

Total	$1,473.9	$1,365.8

Segment operating earnings (a)
Architecture & Software	$186.3	$153.1
Control Products & Solutions	97.5	68.9

Purchase accounting depreciation and amortization	(5.0)	(4.8)
General corporate — net	(20.9)	(15.7)
Interest expense	(15.0)	(14.8)

Income before income taxes	242.9	186.7
Income tax provision	(59.6)	(36.6)

Net income	$183.3	$150.1

Diluted earnings per share	$1.27	$1.04

Diluted weighted average outstanding shares	143.9	144.5

(a)	See Note 14 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

ROCKWELL AUTOMATION, INC.

2012 First Quarter Compared to 2011 First Quarter — (Continued)

	September 30,	September 30,	September 30,
(in millions, except per share amounts)	2012	2011	Change

Sales	$1,473.9	$1,365.8	$108.1
Income before income taxes	242.9	186.7	56.2
Diluted earnings per share	1.27	1.04	0.23

Sales

Our sales increased $108.1 million, or 8 percent, from $1,365.8 million in the first quarter of 2011 to $1,473.9 million in the first quarter of 2012. Organic sales also increased 8 percent as acquisitions contributed 1 percentage point to the increase and currency translation reduced sales by 1 percentage point. Pricing contributed approximately 1 percentage point to growth during the period. Product sales grew 6 percent year over year, while sales in our solutions and services businesses increased 12 percent year over year.

The table below presents our sales, attributed to the geographic regions based upon country of destination, for the quarter ended December 31, 2011 and the change from the quarter ended December 31, 2010 (in millions, except percentages):

	September 30,	September 30,	September 30,
	Three Months Ended Dec. 31, 2011	Change vs. Three Months Ended Dec. 31, 2010	Change in Organic Sales vs. Three Months Ended Dec. 31, 2010[1]

United States	$717.6	8%	8%
Canada	105.2	10%	11%
Europe, Middle East and Africa	315.0	11%	9%
Asia-Pacific	213.2	1%	0%
Latin America	122.9	8%	14%

Total Sales	$1,473.9	8%	8%

•	Organic sales growth in the United States was led by heavy industries and transportation.

•	Organic sales growth in Canada and Latin America was driven primarily by mining and oil and gas industries.

•	Europe’s strong organic sales growth was driven primarily by heavy industries.

•	Flat organic sales in Asia-Pacific resulted from weakness in emerging markets as inflation concerns and liquidity issues dampened investment.

Income before Income Taxes

Income before income taxes increased 30 percent from $186.7 million in the first quarter of 2011 to $242.9 million in the first quarter of 2012. Gross margin increased to 42.0 percent from 39.8 percent a year ago. Increased volume contributed to the significant year-over-year income and gross margin improvements along with price and lower performance-based compensation, which each increased segment operating margin by approximately one percentage point. These positive factors were partially offset by increased spending to support growth.

General corporate expenses were $20.9 million in the first quarter of 2012 compared to $15.7 million in the first quarter of 2011. The increase was primarily due to a sale of an investment that resulted in a $3.8 million gain in the first quarter of 2011.

[1]	Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

2012 First Quarter Compared to 2011 First Quarter — (Continued)

Income Taxes

The effective tax rate for the first quarter of 2012 was 24.5 percent compared to 19.6 percent in the first quarter of 2011. During the first quarter of 2011, we recognized discrete tax benefits of $3.5 million related to the retroactive extensive of the U.S. federal research tax credit.

Architecture & Software

	September 30,	September 30,	September 30,
(in millions, except percentages)	2012	2011	Change

Sales	$650.5	$613.9	$36.6
Segment operating earnings	186.3	153.1	33.2
Segment operating margin	28.6%	24.9%	3.7	pts

Sales

Architecture & Software sales increased 6 percent to $650.5 million in the first quarter of 2012 compared to $613.9 million in the first quarter of 2011. Organic sales increased 7 percent as currency translation had a negative effect of 1 percentage point. United States, Canada and Asia-Pacific year-over-year sales increases were greater than the segment average rate of increase. Year-over-year sales increases in EMEA and Latin America were less than the segment average rate of increase. Logix sales increased 10 percent in the first quarter of 2012 compared to the first quarter of 2011.

Operating Margin

Architecture & Software segment operating earnings were $186.3 million in the first quarter of 2012, up 22 percent from $153.1 million in the same quarter of 2011. Operating margin increased 3.7 points to 28.6 percent in the first quarter of 2012 as compared to the first quarter of 2011. The increase was primarily due to volume leverage. Price, currency and lower performance-based compensation expense also made a positive contribution. These positive factors were partially offset by increased spending to support growth.

Control Products & Solutions

	September 30,	September 30,	September 30,
(in millions, except percentages)	2012	2011	Change

Sales	$823.4	$751.9	$71.5
Segment operating earnings	97.5	68.9	28.6
Segment operating margin	11.8%	9.2%	2.6	pts

Sales

Control Products & Solutions sales were $823.4 million in the first quarter of 2012, up 10 percent from $751.9 million in the first quarter of 2011. Organic sales increased 9 percent and acquisitions contributed 2 percentage points to the increase offset by a negative effect from currency translation of 1 percentage point. The segment’s solutions and services businesses grew by 12 percent year over year, while the segment’s product businesses grew at a rate similar to our Architecture & Software segment. Canada, EMEA and Latin America reported above average year-over-year overall segment growth. Year-over-year sales increases to customers in the United States and Asia-Pacific were less than the segment average rate of increase.

Operating Margin

Control Products & Solutions segment operating earnings were $97.5 million in the first quarter of 2012, up 42 percent from $68.9 million in the same quarter of 2011. Operating margin increased by 2.6 points to 11.8 percent in the first quarter of 2012 as compared to 9.2 percent the first quarter of 2011. The increase was primarily due to volume leverage. Price and lower performance-based compensation expense also made a positive contribution. These positive factors were partially offset by increased spending to support growth.

ROCKWELL AUTOMATION, INC.

Financial Condition

The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Cash (used for) provided by:
Operating activities	$(189.0)	$12.6
Investing activities	(190.7)	(16.2)
Financing activities	294.9	(37.7)
Effect of exchange rate changes on cash	(19.9)	(2.6)

Cash used for continuing operations	$(104.7)	$(43.9)

The following table summarizes free cash flow (in millions):

Cash (used for) provided by continuing operating activities	$(189.0)	$12.6
Capital expenditures	(31.6)	(20.3)
Excess income tax benefit from share-based compensation	9.8	12.1

Free cash flow	$(210.8)	$4.4

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

Free cash flow was a use of $210.8 million for the first quarter of 2012 compared to a source of $4.4 million for the first quarter of 2011. This decrease in free cash flow is primarily due to a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust, partially offset by improvements in current year earnings. Additionally, in the prior year there were working capital increases largely attributable to significant increases in receivables.

We purchased $150 million of short-term investments in the first quarter of 2012.

We repurchased approximately 122,000 shares of our common stock in the first quarter of 2012. The total cost of these shares was $8.0 million. We also paid $1.7 million in the first quarter of 2012 for unsettled share repurchases outstanding at September 30, 2011. We repurchased approximately 707,000 shares of our common stock in the first quarter of 2011. The total cost of these shares was $48.9 million, of which $6.5 million was recorded in accounts payable at December 31, 2010 and was related to shares that did not settle until January 2011. We also paid $1.2 million in the first quarter of 2011 for unsettled share repurchases outstanding at September 30, 2010. Our decision to repurchase stock in the remainder of 2012 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2011, we had approximately $194.0 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)

Given our extensive international operations, a significant amount of our cash, cash equivalents and short-term investments are held in foreign subsidiaries where our undistributed earnings are permanently reinvested. We have not and do not expect to encounter any difficulty meeting the liquidity requirements of our global operations.

In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At December 31, 2011, commercial paper borrowings outstanding were $350.0 million, with a weighted average interest rate of 0.33 percent. We had no commercial paper borrowings outstanding during the year ended September 30, 2011. Our debt-to-total-capital ratio was 40.4 percent at December 31, 2011 and 34.1 percent at September 30, 2011.

At December 31, 2011 and September 30, 2011, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not drawn down under this credit facility at December 31, 2011 or September 30, 2011. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at December 31, 2011 and September 30, 2011. Separate short-term unsecured credit facilities of approximately $125.3 million at December 31, 2011 were available to non-U.S. subsidiaries.

Among other uses, we can draw on our credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the short-term credit ratings set forth in the table below. Under our current policy with respect to these ratings, we expect to limit our other borrowings under our credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.

The following is a summary of our credit ratings as of December 31, 2011:

	September 30,	September 30,	September 30,
Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook

Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable

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

We regularly monitor the third-party depository institutions that hold our cash and cash equivalents and short-term investments. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

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

Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at December 31, 2011, there has been no material change to this information.

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

The following is a reconciliation of our reported sales to organic sales (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31, 2011					Three Months Ended December 31, 2010
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$717.6	$0.3	$717.9	$(0.5)	$717.4	$661.5
Canada	105.2	0.7	105.9	—	105.9	95.6
Europe, Middle East and Africa	315.0	4.3	319.3	(11.6)	307.7	283.2
Asia-Pacific	213.2	(1.0)	212.2	(0.1)	212.1	212.0
Latin America	122.9	7.0	129.9	—	129.9	113.5

Total Company Sales	$1,473.9	$11.3	$1,485.2	$(12.2)	$1,473.0	$1,365.8

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31, 2011					Three Months Ended December 31, 2010
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

Architecture & Software	$650.5	$4.6	$655.1	$—	$655.1	$613.9
Control Products & Solutions	823.4	6.7	830.1	(12.2)	817.9	751.9

Total Company Sales	$1,473.9	$11.3	$1,485.2	$(12.2)	$1,473.0	$1,365.8

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates

We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at December 31, 2011, there has been no material change to this information.

Environmental

Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at December 31, 2011, there has been no material change to this information.

Recent Accounting Pronouncements

None.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at December 31, 2011, there has been no material change to this information.

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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at December 31, 2011, there has been no material change to this information.

Item 1A. Risk Factors

Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at December 31, 2011 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
			Total Number
			of Shares	Maximum Approx.
			Purchased as	Dollar Value
	Total		Part of Publicly	of shares that may
	Number	Average	Announced	yet be Purchased
	of Shares	Price Paid	Plans or	Under the Plans or
Period	Purchased	Per Share(1)	Programs	Programs(2)

October 1 – 31, 2011	36,266	$56.26	36,266	$199,953,003
November 1 – 30, 2011	86,091	69.23	86,091	193,992,750
December 1 – 31, 2011	—	—	—	193,992,750

Total	122,357	65.39	122,357

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits

(a) Exhibits:

Exhibit 10.1*	—	Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after November 30, 2011.

Exhibit 10.2*	—	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded to executive officers of the Company after November 30, 2011.

Exhibit 10.3*	—	Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for performance shares awarded to executive officers of the Company after November 30, 2011.

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101	—	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date: February 8, 2012	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: February 8, 2012	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1*	Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after November 30, 2011.

10.2*	Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded to executive officers of the Company after November 30, 2011.

10.3*	Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for performance shares awarded to executive officers of the Company after November 30, 2011.

15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	Management contract or compensatory plan or arrangement.