Form 10-Q
period 2012-03-31
ROCKWELL AUTOMATION INC
filed 2012-05-03
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
Commission file number 1-12383
_________________________________________
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	25-1797617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 South Second Street, Milwaukee, Wisconsin	53204
(Address of principal executive offices)	(Zip Code)
(414) 382-2000
Registrant’s telephone number, including area code
_________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
142,725,121 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2012.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$811.8	$988.9
Short-term investments	312.5	—
Receivables	1,150.0	1,063.4
Inventories	664.1	641.7
Deferred income taxes	208.4	199.6
Other current assets	123.8	181.5
Total current assets	3,270.6	3,075.1
Property, net of accumulated depreciation of $1,195.5 and $1,159.1, respectively	565.7	561.4
Goodwill	952.8	952.6
Other intangible assets, net	215.9	218.0
Deferred income taxes	284.9	336.2
Prepaid pension	5.8	4.3
Other assets	138.9	137.3
Total	$5,434.6	$5,284.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$259.0	$—
Accounts payable	450.7	455.1
Compensation and benefits	178.9	319.6
Advance payments from customers and deferred revenue	244.9	189.0
Customer returns, rebates and incentives	153.4	154.0
Other current liabilities	194.8	212.2
Total current liabilities	1,481.7	1,329.9

Long-term debt	905.0	905.0
Retirement benefits	762.0	1,059.3
Other liabilities	255.3	242.7
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,394.7	1,381.4
Retained earnings	3,602.1	3,382.8
Accumulated other comprehensive loss	(973.5)	(992.9)
Common stock in treasury, at cost (shares held: March 31, 2012, 38.7; September 30, 2011, 39.5)	(2,174.1)	(2,204.7)
Total shareowners’ equity	2,030.6	1,748.0

Total	$5,434.6	$5,284.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales
Products and solutions	$1,414.7	$1,329.4	$2,740.2	$2,565.1
Services	146.4	134.7	294.8	264.8
	1,561.1	1,464.1	3,035.0	2,829.9
Cost of sales
Products and solutions	(839.5)	(795.1)	(1,592.3)	(1,528.4)
Services	(103.3)	(92.5)	(205.7)	(181.1)
	(942.8)	(887.6)	(1,798.0)	(1,709.5)
Gross profit	618.3	576.5	1,237.0	1,120.4
Selling, general and administrative expenses	(373.1)	(356.1)	(735.5)	(703.1)
Other (expense) income	(6.9)	(1.4)	(5.3)	3.2
Interest expense	(15.0)	(15.4)	(30.0)	(30.2)
Income before income taxes	223.3	203.6	466.2	390.3
Income tax provision	(55.5)	(37.2)	(115.1)	(73.8)
Net income	$167.8	$166.4	$351.1	$316.5
Earnings per share:
Basic	$1.18	$1.16	$2.47	$2.21
Diluted	$1.16	$1.14	$2.43	$2.17
Cash dividends per share	$0.425	$0.35	$0.85	$0.70
Weighted average outstanding shares:
Basic	142.5	143.4	142.1	142.6
Diluted	144.7	146.3	144.3	145.4
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2012	2011
Continuing operations:
Operating activities:
Net income	$351.1	$316.5
Adjustments to arrive at cash provided by operating activities:
Depreciation	50.3	46.4
Amortization of intangible assets	17.5	17.3
Share-based compensation expense	22.3	19.2
Retirement benefit expense	52.5	50.5
Pension trust contributions	(318.4)	(15.5)
Net loss (gain) on disposition of property and investments	0.1	(2.2)
Income tax benefit from the exercise of stock options	0.5	3.0
Excess income tax benefit from share-based compensation	(16.8)	(35.7)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(86.0)	(123.7)
Inventories	(15.1)	(6.5)
Accounts payable	(4.0)	30.8
Advance payments from customers and deferred revenue	54.5	13.6
Compensation and benefits	(128.3)	(105.8)
Income taxes	81.2	37.4
Other assets and liabilities	3.1	(7.5)
Cash provided by operating activities	64.5	237.8

Investing activities:
Capital expenditures	(62.5)	(42.9)
Acquisition of businesses, net of cash acquired	(15.9)	—
Purchases of short-term investments	(312.5)	—
Proceeds from sale of property and investments	2.3	4.1
Cash used for investing activities	(388.6)	(38.8)

Financing activities:
Net issuance of short-term debt	259.0	—
Cash dividends	(121.0)	(100.0)
Purchases of treasury stock	(45.5)	(104.2)
Proceeds from the exercise of stock options	42.0	159.1
Excess income tax benefit from share-based compensation	16.8	35.7
Other financing activities	(0.2)	(0.2)
Cash provided by (used for) financing activities	151.1	(9.6)

Effect of exchange rate changes on cash	(3.6)	17.9

Cash (used for) provided by continuing operations	(176.6)	207.3

Discontinued operations:
Cash used for discontinued operating activities	(0.5)	(0.4)
Cash used for discontinued operations	(0.5)	(0.4)

(Decrease) increase in cash and cash equivalents	(177.1)	206.9
Cash and cash equivalents at beginning of period	988.9	813.4
Cash and cash equivalents at end of period	$811.8	$1,020.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Revenue Recognition

Product and solution sales consist of industrial automation power, control and information hardware and software products and custom-engineered systems. Service sales include multi-vendor customer technical support and repair, asset management and optimization consulting and training. All service revenue recorded in our results of operations is included in our Control Product & Solutions segment.

For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the separate selling price for that or a similar item or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
We use contracts and customer purchase orders to determine the existence of an agreement of sale. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the selling price is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer's payment history.

Shipping and handling costs billed to customers are included in sales and the related costs are included in cost of sales in the Condensed Consolidated Statement of Operations.
Receivables
Receivables are stated net of allowances for doubtful accounts of $29.1 million at March 31, 2012 and $26.1 million at September 30, 2011. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.9 million at March 31, 2012 and $8.0 million at September 30, 2011.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Short-term Investments
Short-term investments include time deposits and certificates of deposit with original maturities of more than three months but no more than one year at the time of purchase. These investments are stated at cost, which approximates fair value.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$167.8	$166.4	$351.1	$316.5
Less: Allocation to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Net income available to common shareowners	$167.5	$166.1	$350.4	$315.8

Basic weighted average outstanding shares	142.5	143.4	142.1	142.6
Effect of dilutive securities
Stock options	1.9	2.5	1.8	2.4
Performance shares	0.3	0.4	0.4	0.4
Diluted weighted average outstanding shares	144.7	146.3	144.3	145.4

Earnings per share:
Basic	$1.18	$1.16	$2.47	$2.21
Diluted	$1.16	$1.14	$2.43	$2.17
For the three and six months ended March 31, 2012, share-based compensation awards for 1.7 million and 2.1 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2011, share-based compensation awards for 1.7 million and 2.4 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.9 million and $22.3 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2012, respectively. We recognized $10.1 million and $19.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2011, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Six Months Ended March 31,
	2012		2011
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,383	$23.51	1,708	$21.28
Performance shares	93	101.57	77	87.00
Restricted stock and restricted stock units	81	73.87	60	72.30
Unrestricted stock	12	61.97	11	69.79
3. Acquisitions

In March 2012, we acquired certain assets and assumed certain liabilities of SoftSwitching Technologies Corporation (SoftSwitching), an industrial power quality detection and protection systems provider in the United States. The fair value and weighted average useful life that have been assigned to the acquired technology intangible assets of this acquisition are $3.2 million and 10 years, respectively. We recorded no goodwill associated with this acquisition.
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
4. Inventories
Inventories consist of (in millions):

	March 31, 2012	September 30, 2011
Finished goods	$274.0	$265.0
Work in process	161.8	139.4
Raw materials, parts and supplies	228.3	237.3
Inventories	$664.1	$641.7
We report inventories net of the allowance for excess and obsolete inventory of $50.6 million at March 31, 2012 and $46.3 million at September 30, 2011.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2012 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2011	$386.7	$565.9	$952.6
Translation and other	1.0	(0.8)	0.2
Balance as of March 31, 2012	$387.7	$565.1	$952.8

Other intangible assets consist of (in millions):

	March 31, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$112.2	$53.4	$58.8
Customer relationships	73.2	27.1	46.1
Technology	88.7	47.4	41.3
Trademarks	31.7	11.0	20.7
Other	21.6	16.3	5.3
Total amortized intangible assets	327.4	155.2	172.2
Intangible assets not subject to amortization	43.7	—	43.7
Total	$371.1	$155.2	$215.9

	September 30, 2011
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$101.2	$45.3	$55.9
Customer relationships	72.4	23.2	49.2
Technology	85.1	44.0	41.1
Trademarks	31.2	9.0	22.2
Other	21.6	15.7	5.9
Total amortized intangible assets	311.5	137.2	174.3
Intangible assets not subject to amortization	43.7	—	43.7
Total	$355.2	$137.2	$218.0
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $36.0 million in 2012, $32.3 million in 2013, $27.0 million in 2014, $21.4 million in 2015 and $16.8 million in 2016.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2012 and concluded these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Short-term Debt
Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $259.0 million at March 31, 2012. At March 31, 2012 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.26 percent and 8 days, respectively. At September 30, 2011, we had no commercial paper borrowings outstanding.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2012	September 30, 2011
Unrealized losses on foreign exchange contracts	$16.6	$6.3
Product warranty obligations	42.7	38.5
Taxes other than income taxes	39.8	40.0
Accrued interest	15.6	15.6
Income taxes payable	10.4	31.0
Other	69.7	80.8
Other current liabilities	$194.8	$212.2
8. Product Warranty Obligations
We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or installation. We also record a liability for specific warranty matters when they become probable and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Condensed Consolidated Balance Sheet.
Changes in the product warranty obligations for the six months ended March 31, 2012 and 2011 are (in millions):

	Six Months Ended March 31,
	2012	2011
Balance at beginning of period	$38.5	$37.3
Accruals for warranties issued during the current period	17.9	18.5
Adjustments to pre-existing warranties	2.0	(3.1)
Settlements of warranty claims	(15.7)	(16.7)
Balance at end of period	$42.7	$36.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We value our forward exchange contracts using a market approach. We use an internally developed valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the six months ended March 31, 2012. The notional values of our forward exchange contracts outstanding at March 31, 2012 were $966.6 million, of which $744.6 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/USD and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At March 31, 2012 we had $14.4 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	September 30, 2011
Forward exchange contracts	Other current assets	$8.9	$15.9
Forward exchange contracts	Other assets	0.8	1.6
Forward exchange contracts	Other current liabilities	(11.1)	(5.9)
Forward exchange contracts	Other liabilities	(1.6)	(1.4)
Total		$(3.0)	$10.2

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	September 30, 2011
Forward exchange contracts	Other current assets	$0.9	$12.1
Forward exchange contracts	Other current liabilities	(5.5)	(0.4)
Total		$(4.6)	$11.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Fair Value Measurement (continued)
The pre-tax amount of losses recorded in other comprehensive income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Forward exchange contracts (cash flow hedges)	$(6.8)	$(14.2)	$(8.7)	$(8.8)
Foreign currency denominated debt (net investment hedges)	(0.3)	(0.6)	(0.3)	(0.5)
Total	$(7.1)	$(14.8)	$(9.0)	$(9.3)
Approximately $2.2 million ($1.4 million net of tax) of net unrealized losses on cash flow hedges as of March 31, 2012 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains (losses) on the hedged items during the periods presented, was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales	$—	$0.1	$(0.2)	$(0.2)
Cost of sales	(0.2)	(0.5)	2.5	(1.1)
Total	$(0.2)	$(0.4)	$2.3	$(1.3)
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of losses from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented, was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Other (expense) income	$(10.3)	$(2.7)	$(16.3)	$(5.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Fair Value Measurement (continued)
We also hold financial instruments consisting of cash, short-term investments, short-term debt and long-term debt. The fair values of our cash, short-term investments and short-term debt approximate their carrying amounts as reported in our Condensed Consolidated Balance Sheet due to the short-term nature of these instruments. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$811.8	$811.8	$625.0	$186.8	$—
Short-term investments	312.5	312.5	—	312.5	—
Short-term debt	259.0	259.0	—	259.0	—
Long-term debt	905.0	1,089.2	—	1,089.2	—

	September 30, 2011
	Carrying Amount	Fair Value
Long-term debt	$905.0	$1,125.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service cost	$18.1	$17.7	$36.0	$35.1
Interest cost	42.0	41.2	83.9	81.9
Expected return on plan assets	(57.2)	(51.4)	(114.2)	(102.1)
Amortization:
Prior service credit	(0.6)	(0.5)	(1.2)	(1.0)
Net actuarial loss	23.7	15.9	47.4	31.8
Net periodic benefit cost	$26.0	$22.9	$51.9	$45.7

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service cost	$0.6	$0.9	$1.1	$1.8
Interest cost	1.8	2.6	3.6	5.1
Amortization:
Prior service credit	(2.7)	(2.7)	(5.3)	(5.3)
Net actuarial loss	0.6	1.6	1.2	3.2
Net periodic benefit cost	$0.3	$2.4	$0.6	$4.8
In October 2011, we made a voluntary contribution of $300 million to our U.S. qualified pension plan trust.

11. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$167.8	$166.4	$351.1	$316.5
Other comprehensive income:
Pension and postretirement benefit plan adjustments	13.6	10.6	27.1	18.2
Currency translation adjustments	44.9	57.7	(0.9)	57.6
Net unrealized losses on cash flow hedges	(4.1)	(8.6)	(6.8)	(4.6)
Other	—	—	—	(0.3)
Other comprehensive income	54.4	59.7	19.4	70.9
Comprehensive income	$222.2	$226.1	$370.5	$387.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The effective tax rate for the six months ended March 31, 2012 was 24.7 percent. The effective rate was lower than the U.S. statutory rate of 35 percent because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $77.0 million ($32.1 million net of offsetting tax benefits) at March 31, 2012 and $75.1 million ($30.2 million net of offsetting tax benefits) at September 30, 2011. These unrecognized tax benefits would reduce our effective tax rate if recognized. Offsetting tax benefits primarily consist of tax receivables and deposits that were recorded in other assets and a foreign tax credit item that was recorded in deferred income taxes.
There was no material change in the amount of unrecognized tax benefits in the first six months of 2012. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $9.8 million and the amount of offsetting tax benefits could be reduced by up to $0.9 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $20.3 million and $16.9 million at March 31, 2012 and at September 30, 2011, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales
Architecture & Software	$664.8	$624.2	$1,315.3	$1,238.1
Control Products & Solutions	896.3	839.9	1,719.7	1,591.8
Total	$1,561.1	$1,464.1	$3,035.0	$2,829.9
Segment operating earnings
Architecture & Software	$167.7	$152.2	$354.0	$305.3
Control Products & Solutions	100.6	92.0	198.1	160.9
Total	268.3	244.2	552.1	466.2
Purchase accounting depreciation and amortization	(4.9)	(4.7)	(9.9)	(9.5)
General corporate – net	(25.1)	(20.5)	(46.0)	(36.2)
Interest expense	(15.0)	(15.4)	(30.0)	(30.2)
Income tax provision	(55.5)	(37.2)	(115.1)	(73.8)
Net income	$167.8	$166.4	$351.1	$316.5
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
In the United States, Canada and certain other countries, we sell primarily through independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Sales to our largest distributor in the three and six months ended March 31, 2012 and 2011 were approximately 10 percent of our total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 2012 and 2011, and cash flows for the six-month periods ended March 31, 2012 and 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 3, 2012

ROCKWELL AUTOMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Forward Looking Statement
This Quarterly Report contains statements (including certain projections and business trends) that are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

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
These forward looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for more information.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2012, sales to U.S. customers accounted for 49 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

•
The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which is an indicator of the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

•
Industrial Equipment Spending, which is an economic statistic compiled by the Bureau of Economic Analysis (BEA). This statistic provides insight into spending trends in the broad U.S. industrial economy. This measure over the longer term has proven to demonstrate a reasonable correlation with our domestic growth.

•
Capacity Utilization (Total Industry), which is an indicator of plant operating activity published by the Federal Reserve. Historically there has been a meaningful correlation between Capacity Utilization and levels of U.S. industrial production.

The table below depicts the trends in these indicators since the quarter ended September 2010. Industrial production and capacity utilization have steadily increased and the PMI has remained above 50, indicating expansion of manufacturing activity. These indicators are among the factors that lead us to be cautiously optimistic about a continued recovery.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2012
Quarter ended:
March 2012	96.6	53.4	$204.7	78.7
December 2011	95.3	53.1	209.9	77.8
Fiscal 2011
Quarter ended:
September 2011	94.2	52.5	201.2	77.1
June 2011	92.9	55.8	186.5	76.3
March 2011	92.6	59.7	185.0	76.2
December 2010	91.6	57.3	178.0	75.4
Fiscal 2010
Quarter ended:
September 2010	91.1	56.4	172.9	74.8
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Regional Trends
In the second quarter of 2012, sales to non-U.S. customers accounted for 51 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. Underlying macroeconomic growth in emerging markets moderated during fiscal 2011 into fiscal 2012. However, we still expect that emerging markets in Asia will be the fastest growing automation markets over the long term. In Europe, sovereign debt concerns have put downward pressure on industrial growth and forecasts for Western Europe in particular indicate a mild recessionary environment.
While these trends indicate slower growth than recently experienced, overall macroeconomic trends and forecasts make us cautiously optimistic that the global recovery will continue throughout fiscal 2012.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2012 increased 7 percent compared to the second quarter of 2011. We continued to execute our key initiatives, which contributed to our positive performance:

•	Sales related to our process initiative grew 23 percent as compared to the second quarter of 2011.

•	Logix sales increased 8 percent percent year over year.

•
Sales in emerging markets increased 8 percent as compared to the second quarter of 2011. Emerging markets represented 21 percent of total company sales in the quarter. Organic sales in China grew 7 percent, excluding 4 percentage points from the effect of changes in currency.

The improvements in operating earnings and margin were primarily due to volume leverage. Price also made a positive contribution. These positive factors were partially offset by increased spending to support growth.
General corporate expense increased in the second quarter of 2012 primarily due to a legacy environmental charge.
Our effective tax rate during the quarter was 24.9 percent compared to 18.3 percent a year ago. During the second quarter of 2011, we recognized net discrete tax benefits of $6.2 million primarily related to the favorable resolution of worldwide tax matters.
The following table reflects our sales and operating results for the three and six months ended March 31, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales
Architecture & Software	$664.8	$624.2	$1,315.3	$1,238.1
Control Products & Solutions	896.3	839.9	1,719.7	1,591.8
Total sales (a)	$1,561.1	$1,464.1	$3,035.0	$2,829.9

Segment operating earnings[1]
Architecture & Software	$167.7	$152.2	$354.0	$305.3
Control Products & Solutions	100.6	92.0	198.1	160.9
Total segment operating earnings[2] (b)	268.3	244.2	552.1	466.2
Purchase accounting depreciation and amortization	(4.9)	(4.7)	(9.9)	(9.5)
General corporate — net	(25.1)	(20.5)	(46.0)	(36.2)
Interest expense	(15.0)	(15.4)	(30.0)	(30.2)
Income before income taxes	223.3	203.6	466.2	390.3
Income tax provision	(55.5)	(37.2)	(115.1)	(73.8)
Net income	$167.8	$166.4	$351.1	$316.5
Diluted earnings per share	$1.16	$1.14	$2.43	$2.17
Diluted weighted average outstanding shares	144.7	146.3	144.3	145.4

Total segment operating margin[2] (b/a)	17.2%	16.7%	18.2%	16.5%

(1)	See Note 14 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measure of total segment operating earnings may be different from that used by other companies.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011
(comments refer to both the three and six month periods unless otherwise stated)

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2012	2011	Change	2012	2011	Change
Sales	$1,561.1	$1,464.1	$97.0	$3,035.0	$2,829.9	$205.1
Income before income taxes	223.3	203.6	19.7	466.2	390.3	75.9
Diluted earnings per share	1.16	1.14	0.02	2.43	2.17	0.26
Sales
Our sales increased 7 percent in the three and six months ended March 31, 2012. Product sales grew approximately 5 percent year over year, while sales in our solutions and services businesses increased approximately 10 percent. Pricing contributed approximately 1 percentage point to growth during the periods.
The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three and six months ended March 31, 2012 and the change from the same periods a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales vs.
	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011
United States	$757.7	5%	5%
Canada	116.3	23%	25%
Europe, Middle East and Africa	334.2	7%	7%
Asia-Pacific	231.7	11%	9%
Latin America	121.2	(1)%	4%
Total Sales	$1,561.1	7%	7%

		Change vs.	Change in Organic Sales vs.
	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011	Six Months Ended March 31, 2011
United States	$1,475.3	7%	7%
Canada	221.5	16%	18%
Europe, Middle East and Africa	649.2	9%	8%
Asia-Pacific	444.9	6%	5%
Latin America	244.1	3%	9%
Total Sales	$3,035.0	7%	7%

Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

•	Organic sales growth in the United States was led by heavy industries and transportation.

•	Organic sales growth in Canada and Latin America was driven primarily by mining and oil and gas industries.

•	EMEA outgrew the underlying market with continued strength with OEM customers and strong growth in central and eastern Europe.

•	Organic sales growth in Asia-Pacific strengthened from the first quarter primarily due to improved credit availability for our customers in China.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011 — (Continued)
(comments refer to both the three and six month periods unless otherwise stated)
Income before Income Taxes
Income before income taxes increased 10 and 19 percent in the three and six months ended March 31, 2012, respectively. Total segment operating margin increased 0.5 and 1.7 points in the three and six months ended March 31, 2012, respectively. The improvements in operating earnings and margin were primarily due to volume leverage. Price also made a positive contribution as it increased operating margin approximately one percentage point. These positive factors were partially offset by increased spending to support growth.
In the three and six months ended March 31, 2012, we recorded a $6.9 million charge related to two legacy environmental sites, which contributed to the increase in general corporate net expense and other (expense) income during the periods. Also, the six-month results in the prior year include a $3.8 million gain from the sale of an investment, which further contributed to the year-over-year change in general corporate net expense.

Income Taxes
The effective tax rate for the second quarter of 2012 was 24.9 percent compared to 18.3 percent in the second quarter of 2011. During the second quarter of 2011, we recognized net discrete tax benefits of $6.2 million primarily related to the favorable resolution of worldwide tax matters.
The effective tax rate for the first six months of 2012 was 24.7 percent compared to 18.9 percent in the first six months of 2011. During the first six months of 2011, we recognized net discrete tax benefits of $8.9 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research tax credit.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011 — (Continued)
(comments refer to both the three and six month periods unless otherwise stated)

Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2012	2011	Change		2012	2011	Change
Sales	$664.8	$624.2	$40.6		$1,315.3	$1,238.1	$77.2
Segment operating earnings	167.7	152.2	15.5		354.0	305.3	48.7
Segment operating margin	25.2%	24.4%	0.8	pts	26.9%	24.7%	2.2	pts
Sales
Architecture & Software sales increased 7 and 6 percent in the three and six months ended March 31, 2012, respectively. Organic sales increased 8 and 7 percent in the three and six months ended March 31, 2012, respectively. Currency translation had a negative effect of 1 percentage point. United States year-over-year sales increased at rates greater than the segment average rates of increase. Canada and Asia-Pacific year-over-year sales increased at rates less than the segment average rate of increase in the three months ended March 31, 2012; however, in the six months ended March 31, 2012, their rates of increase were near the segment average. Year-over-year sales in EMEA and Latin America increased at rates less than the segment average rates of increase. Logix sales increased 8 and 9 percent in the three and six months ended March 31, 2012, respectively.
Operating Margin
Architecture & Software segment operating earnings were up 10 and 16 percent in the three and six months ended March 31, 2012, respectively. The increases in segment operating earnings and margin were primarily due to volume leverage. Price also made a positive contribution. These positive factors were partially offset by increased spending to support growth.

Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2012	2011	Change		2012	2011	Change
Sales	$896.3	$839.9	$56.4		$1,719.7	$1,591.8	$127.9
Segment operating earnings	100.6	92.0	8.6		198.1	160.9	37.2
Segment operating margin	11.2%	11.0%	0.2	pts	11.5%	10.1%	1.4	pts
Sales
Control Products & Solutions sales increased 7 and 8 percent in the three and six months ended March 31, 2012, respectively. Organic sales increased 6 and 7 percent in the three and six months ended March 31, 2012, respectively. Acquisitions contributed 2 percentage points to the increases offset by a negative effect from currency translation of 1 percentage point. Canada and EMEA reported above average year-over-year segment sales growth; EMEA sales benefited approximately 10 percent from acquisitions that closed in the third quarter of the prior year. Year-over-year sales in the United States increased at rates less than the segment average rates of increase. Asia-Pacific year-over-year sales increased at a rate greater than the segment average rate of increase in the three months ended March 31, 2012; however, in the six months ended March 31, 2012, Asia-Pacific sales increased at a rate less than the segment average rate of increase. Latin America year-over-year sales increased at a rate less than the segment average rate of increase in the three months ended March 31, 2012; however, in the six months ended March 31, 2012, Latin America sales increased at a rate near the segment average rate of increase.
Operating Margin
Control Products & Solutions segment operating earnings were up 9 and 23 percent in the three and six months ended March 31, 2012, respectively. The increases in segment operating earnings and margin were primarily due to volume leverage. Price also made a positive contribution. These positive factors were partially offset by increased spending to support growth and sales mix.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2012	2011
Cash provided by (used for):
Operating activities	$64.5	$237.8
Investing activities	(388.6)	(38.8)
Financing activities	151.1	(9.6)
Effect of exchange rate changes on cash	(3.6)	17.9
Cash (used for) provided by continuing operations	$(176.6)	$207.3

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$64.5	$237.8
Capital expenditures	(62.5)	(42.9)
Excess income tax benefit from share-based compensation	16.8	35.7

Free cash flow	$18.8	$230.6
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
Free cash flow was a source of $18.8 million for the six months ended March 31, 2012 compared to a source of $230.6 million for the six months ended March 31, 2011. This decrease in free cash flow is primarily due to a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust in the first quarter of 2012. Free cash flow benefited from larger income tax refunds, higher cash receipts from customers related to products, solutions and services that we will deliver in the future and improvements in current year earnings.
We purchased $312.5 million of short-term investments in the six months ended March 31, 2012.
We repurchased approximately 0.6 million shares of our common stock in the first six months of 2012. The total cost of these shares was $48.6 million, of which $4.8 million was recorded in accounts payable at March 31, 2012 related to 60,000 shares that did not settle until April 2012. We also paid $1.7 million in the first quarter of 2012 for unsettled share repurchases outstanding at September 30, 2011. We repurchased approximately 1.4 million shares of our common stock in the first six months of 2011. The total cost of these shares was $107.3 million, of which $4.3 million was recorded in accounts payable at March 31, 2011 related to 45,000 shares that did not settle until April 2011. We also paid $1.2 million in the first quarter of 2011 for unsettled share repurchases outstanding at September 30, 2010. Our decision to repurchase additional stock in the remainder of 2012 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2012, we had approximately $153.4 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our pension plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2012 to be about $140.0 million. We expect to fund these future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, a significant amount of our cash, cash equivalents and short-term investments (“funds”) are held in non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with a range of approximately 70 percent to 90 percent over the past eight quarters. As of March 31, 2012, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At March 31, 2012, commercial paper borrowings outstanding were $259.0 million, with a weighted average interest rate of 0.26 percent. We had no commercial paper borrowings outstanding during the year ended September 30, 2011. Our debt-to-total-capital ratio was 36.4 percent at March 31, 2012 and 34.1 percent at September 30, 2011.
At March 31, 2012 and September 30, 2011, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not drawn down under this credit facility at March 31, 2012 or September 30, 2011. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at March 31, 2012 and September 30, 2011. Separate short-term unsecured credit facilities of approximately $124.7 million at March 31, 2012 were available to non-U.S. subsidiaries.
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
The following is a summary of our credit ratings as of March 31, 2012:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit ratings and market conditions. We have not experienced any difficulty in accessing the commercial paper market to date. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at March 31, 2012, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency exchange rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional performance from the activities of our businesses without the effect of changes in currency exchange rates and acquisitions. We use organic sales as one measure to monitor and evaluate our regional and operating segment performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$757.7	$0.5	$758.2	$(0.4)	$757.8	$723.4
Canada	116.3	1.7	118.0	—	118.0	94.7
Europe, Middle East and Africa	334.2	15.7	349.9	(15.2)	334.7	313.8
Asia-Pacific	231.7	(2.1)	229.6	(0.1)	229.5	209.6
Latin America	121.2	5.7	126.9	—	126.9	122.6
Total Company Sales	$1,561.1	$21.5	$1,582.6	$(15.7)	$1,566.9	$1,464.1

	Six Months Ended March 31, 2012					Six Months Ended March 31, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$1,475.3	$0.8	$1,476.1	$(0.9)	$1,475.2	$1,384.9
Canada	221.5	2.4	223.9	—	223.9	190.3
Europe, Middle East and Africa	649.2	20.0	669.2	(26.8)	642.4	597.0
Asia-Pacific	444.9	(3.1)	441.8	(0.2)	441.6	421.6
Latin America	244.1	12.7	256.8	—	256.8	236.1
Total Company Sales	$3,035.0	$32.8	$3,067.8	$(27.9)	$3,039.9	$2,829.9

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$664.8	$9.7	$674.5	$—	$674.5	$624.2
Control Products & Solutions	896.3	11.8	908.1	(15.7)	892.4	839.9
Total Company Sales	$1,561.1	$21.5	$1,582.6	$(15.7)	$1,566.9	$1,464.1

	Six Months Ended March 31, 2012					Six Months Ended March 31, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,315.3	$14.3	$1,329.6	$—	$1,329.6	$1,238.1
Control Products & Solutions	1,719.7	18.5	1,738.2	(27.9)	1,710.3	1,591.8
Total Company Sales	$3,035.0	$32.8	$3,067.8	$(27.9)	$3,039.9	$2,829.9

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at March 31, 2012, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at March 31, 2012, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at March 31, 2012, there has been no material change to this information.

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
As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. During the second quarter of 2012, we deployed new business processes and functionality of the system related to our order management, finance, services and logistics functions to certain locations in Europe. Additional implementations will occur at the remaining locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2012-2014.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at March 31, 2012, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at March 31, 2012 there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2012	89,092	$76.15	89,092	$187,208,499
February 1 - 29, 2012	133,349	80.38	132,938	176,523,622
March 1 - 31, 2012	286,268	80.62	286,268	153,444,248
Total	508,709	79.77	508,298

(1)
All of the shares purchased during the quarter ended March 31, 2012 were acquired pursuant to the repurchase program described in (3) below, except for 411 shares that were acquired in February 2012 in connection with a stock swap exercise of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
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

Item 4. Mine Safety Disclosures

Not applicable.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10*	—	Copy of the Company's 2012 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-180557), is hereby incorporated by reference.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
_________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 3, 2012	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2012	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.