Form 10-Q
period 2012-06-30
ROCKWELL AUTOMATION INC
filed 2012-08-02
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
141,148,269 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2012.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$805.6	$988.9
Short-term investments	350.0	—
Receivables	1,139.1	1,063.4
Inventories	634.8	641.7
Deferred income taxes	196.3	199.6
Other current assets	135.8	181.5
Total current assets	3,261.6	3,075.1
Property, net of accumulated depreciation of $1,191.4 and $1,159.1, respectively	563.9	561.4
Goodwill	933.8	952.6
Other intangible assets, net	209.9	218.0
Deferred income taxes	259.0	336.2
Prepaid pension	6.1	4.3
Other assets	148.1	137.3
Total	$5,382.4	$5,284.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$270.0	$—
Accounts payable	486.3	455.1
Compensation and benefits	168.0	319.6
Advance payments from customers and deferred revenue	226.0	189.0
Customer returns, rebates and incentives	159.3	154.0
Other current liabilities	246.8	212.2
Total current liabilities	1,556.4	1,329.9

Long-term debt	905.0	905.0
Retirement benefits	751.5	1,059.3
Other liabilities	247.0	242.7
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,405.8	1,381.4
Retained earnings	3,665.2	3,382.8
Accumulated other comprehensive loss	(1,038.1)	(992.9)
Common stock in treasury, at cost (shares held: June 30, 2012, 40.2; September 30, 2011, 39.5)	(2,291.8)	(2,204.7)
Total shareowners’ equity	1,922.5	1,748.0

Total	$5,382.4	$5,284.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales
Products and solutions	$1,414.5	$1,370.0	$4,154.7	$3,935.1
Services	145.9	146.2	440.7	411.0
	1,560.4	1,516.2	4,595.4	4,346.1
Cost of sales
Products and solutions	(823.9)	(810.1)	(2,416.2)	(2,338.5)
Services	(105.0)	(99.3)	(310.7)	(280.4)
	(928.9)	(909.4)	(2,726.9)	(2,618.9)
Gross profit	631.5	606.8	1,868.5	1,727.2
Selling, general and administrative expenses	(369.8)	(370.0)	(1,105.3)	(1,073.1)
Other (expense) income	(1.7)	(0.9)	(7.0)	2.3
Interest expense	(15.2)	(14.7)	(45.2)	(44.9)
Income from continuing operations before income taxes	244.8	221.2	711.0	611.5
Income tax provision	(54.1)	(42.4)	(169.2)	(116.2)
Income from continuing operations	$190.7	$178.8	$541.8	$495.3
Income from discontinued operations	—	0.7	—	0.7
Net income	$190.7	$179.5	$541.8	$496.0
Basic earnings per share:
Continuing operations	$1.34	$1.24	$3.81	$3.46
Discontinued operations	—	0.01	—	0.01
Net income	$1.34	$1.25	$3.81	$3.47
Diluted earnings per share:
Continuing operations	$1.33	$1.22	$3.76	$3.40
Discontinued operations	—	0.01	—	—
Net income	$1.33	$1.23	$3.76	$3.40
Cash dividends per share	$0.895	$0.775	$1.745	$1.475
Weighted average outstanding shares:
Basic	141.7	143.4	142.0	142.8
Diluted	143.5	145.9	144.0	145.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2012	2011
Continuing operations:
Operating activities:
Net income	$541.8	$496.0
Income from discontinued operations	—	(0.7)
Income from continuing operations	541.8	495.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	76.7	70.4
Amortization of intangible assets	26.2	26.2
Share-based compensation expense	32.8	29.3
Retirement benefit expense	78.6	75.6
Pension trust contributions	(328.5)	(23.3)
Net loss (gain) on disposition of property and investments	0.5	(2.0)
Income tax benefit from the exercise of stock options	0.7	3.1
Excess income tax benefit from share-based compensation	(17.3)	(37.8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(114.1)	(153.3)
Inventories	(9.3)	(68.5)
Accounts payable	44.7	37.0
Advance payments from customers and deferred revenue	42.6	10.5
Compensation and benefits	(128.7)	(73.7)
Income taxes	79.6	67.5
Other assets and liabilities	2.3	6.2
Cash provided by operating activities	328.6	462.5

Investing activities:
Capital expenditures	(94.9)	(76.0)
Acquisition of businesses, net of cash acquired	(16.2)	(45.9)
Purchases of short-term investments	(400.0)	—
Proceeds from maturities of short-term investments	50.0	—
Proceeds from sale of property and investments	2.4	4.3
Cash used for investing activities	(458.7)	(117.6)

Financing activities:
Net issuance of short-term debt	270.0	—
Cash dividends	(181.5)	(150.3)
Purchases of treasury stock	(168.3)	(222.7)
Proceeds from the exercise of stock options	44.4	170.8
Excess income tax benefit from share-based compensation	17.3	37.8
Other financing activities	(0.3)	(0.3)
Cash used for financing activities	(18.4)	(164.7)

Effect of exchange rate changes on cash	(34.1)	31.6

Cash (used for) provided by continuing operations	(182.6)	211.8

Discontinued operations:
Cash used for discontinued operating activities	(0.7)	(3.4)
Cash used for discontinued operations	(0.7)	(3.4)

(Decrease) increase in cash and cash equivalents	(183.3)	208.4
Cash and cash equivalents at beginning of period	988.9	813.4
Cash and cash equivalents at end of period	$805.6	$1,021.8
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The results of operations for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
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

For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence (“VSOE”), which is based on the separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
Receivables
Receivables are stated net of allowances for doubtful accounts of $27.2 million at June 30, 2012 and $26.1 million at September 30, 2011. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.1 million at June 30, 2012 and $8.0 million at September 30, 2011.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Short-term Investments
Short-term investments include time deposits and certificates of deposit with original maturities of more than three months but no more than one year at the time of purchase. These investments are stated at cost, which approximates fair value.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$190.7	$178.8	$541.8	$495.3
Less: Allocation to participating securities	(0.3)	(0.3)	(1.0)	(1.0)
Income from continuing operations available to common shareowners	$190.4	$178.5	$540.8	$494.3
Income from discontinued operations	$—	$0.7	$—	$0.7
Less: Allocation to participating securities	—	—	—	—
Income from discontinued operations available to common shareowners	$—	$0.7	$—	$0.7

Net income	$190.7	$179.5	$541.8	$496.0
Less: Allocation to participating securities	(0.3)	(0.3)	(1.0)	(1.0)
Net income available to common shareowners	$190.4	$179.2	$540.8	$495.0

Basic weighted average outstanding shares	141.7	143.4	142.0	142.8
Effect of dilutive securities
Stock options	1.6	2.1	1.7	2.3
Performance shares	0.2	0.4	0.3	0.4
Diluted weighted average outstanding shares	143.5	145.9	144.0	145.5

Basic earnings per share:
Continuing operations	$1.34	$1.24	$3.81	$3.46
Discontinued operations	—	0.01	—	0.01
Net income	$1.34	$1.25	$3.81	$3.47
Diluted earnings per share:
Continuing operations	$1.33	$1.22	$3.76	$3.40
Discontinued operations	—	0.01	—	—
Net income	$1.33	$1.23	$3.76	$3.40
For the three and nine months ended June 30, 2012, share-based compensation awards for 2.3 million and 2.1 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2011, share-based compensation awards for 1.1 million and 1.9 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.5 million and $32.8 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2012, respectively. We recognized $10.1 million and $29.3 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2011, respectively.
Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Nine Months Ended June 30,
	2012		2011
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,383	$23.51	1,727	$21.39
Performance shares	93	101.57	77	87.00
Restricted stock and restricted stock units	84	73.73	68	74.52
Unrestricted stock	12	61.97	11	69.79
3. Acquisitions

In March 2012, we acquired certain assets and assumed certain liabilities of SoftSwitching Technologies Corporation (SoftSwitching), an industrial power quality detection and protection systems provider in the United States. We recorded no goodwill associated with this acquisition.
In April 2011, we acquired certain assets and assumed certain liabilities of Hiprom (Pty) Ltd and its affiliates (Hiprom), a process control and automation systems integrator for the mining and mineral processing industry in South Africa. In May 2011, we purchased a majority stake in the equity of Lektronix Limited and its affiliate (Lektronix), an independent industrial automation repairs and service provider in Europe and Asia. We purchased the remaining minority shares for $10.9 million in December 2011. The aggregate purchase price of the Hiprom and Lektronix acquisitions was $58.8 million.
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
The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of these acquisitions are (in millions, except useful lives):

	2012		2011
	Fair Value	Wtd. Avg. Useful Life	Fair Value	Wtd. Avg. Useful Life
Customer relationships	$—	—	$14.3	14 years
Technology	3.2	10 years	1.5	10 years
Trademarks	—	—	1.3	2 years
Other intangible assets	—	—	0.6	4 years
The results of operations of the acquired businesses have been included in our Condensed Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of these acquisitions are not material to our results of operations or financial position.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories
Inventories consist of (in millions):

	June 30, 2012	September 30, 2011
Finished goods	$263.0	$265.0
Work in process	155.9	139.4
Raw materials, parts and supplies	215.9	237.3
Inventories	$634.8	$641.7
We report inventories net of the allowance for excess and obsolete inventory of $51.6 million at June 30, 2012 and $46.3 million at September 30, 2011.

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2012 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2011	$386.7	$565.9	$952.6
Translation and other	(2.6)	(16.2)	(18.8)
Balance as of June 30, 2012	$384.1	$549.7	$933.8
Other intangible assets consist of (in millions):

	June 30, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$118.2	$57.4	$60.8
Customer relationships	70.2	27.9	42.3
Technology	87.9	48.7	39.2
Trademarks	30.9	11.6	19.3
Other	21.0	16.4	4.6
Total amortized intangible assets	328.2	162.0	166.2
Intangible assets not subject to amortization	43.7	—	43.7
Total	$371.9	$162.0	$209.9

	September 30, 2011
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$101.2	$45.3	$55.9
Customer relationships	72.4	23.2	49.2
Technology	85.1	44.0	41.1
Trademarks	31.2	9.0	22.2
Other	21.6	15.7	5.9
Total amortized intangible assets	311.5	137.2	174.3
Intangible assets not subject to amortization	43.7	—	43.7
Total	$355.2	$137.2	$218.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Goodwill and Other Intangible Assets (continued)
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $36.0 million in 2012, $32.3 million in 2013, $27.0 million in 2014, $21.4 million in 2015 and $16.8 million in 2016.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2012 and concluded these assets are not impaired. We did not identify any impairment indicators during the third quarter of 2012 that would require further impairment analysis.
6. Short-term Debt
Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $270.0 million at June 30, 2012. At June 30, 2012 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.28 percent and 9 days, respectively. At September 30, 2011, we had no commercial paper borrowings outstanding.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2012	September 30, 2011
Unrealized losses on foreign exchange contracts	$14.9	$6.3
Product warranty obligations	42.1	38.5
Taxes other than income taxes	37.7	40.0
Accrued interest	15.0	15.6
Dividends payable	66.3	—
Income taxes payable	3.8	31.0
Other	67.0	80.8
Other current liabilities	$246.8	$212.2
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
Changes in the product warranty obligations for the nine months ended June 30, 2012 and 2011 are (in millions):

	Nine Months Ended June 30,
	2012	2011
Balance at beginning of period	$38.5	$37.3
Accruals for warranties issued during the current period	27.2	27.3
Adjustments to pre-existing warranties	0.6	(3.0)
Settlements of warranty claims	(24.2)	(24.2)
Balance at end of period	$42.1	$37.4

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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the nine months ended June 30, 2012. The notional values of our forward exchange contracts outstanding at June 30, 2012 were $1,006.2 million, of which $624.7 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Singapore dollar/USD, Swiss franc/USD and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At June 30, 2012 we had $14.0 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	September 30, 2011
Forward exchange contracts	Other current assets	$18.1	$15.9
Forward exchange contracts	Other assets	4.4	1.6
Forward exchange contracts	Other current liabilities	(7.7)	(5.9)
Forward exchange contracts	Other liabilities	(0.9)	(1.4)
Total		$13.9	$10.2

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	September 30, 2011
Forward exchange contracts	Other current assets	$5.0	$12.1
Forward exchange contracts	Other current liabilities	(7.2)	(0.4)
Total		$(2.2)	$11.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Fair Value Measurement (continued)
The pre-tax amount of gains (losses) recorded in other comprehensive (loss) income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Forward exchange contracts (cash flow hedges)	$18.6	$5.3	$9.9	$(3.5)
Foreign currency denominated debt (net investment hedges)	0.4	—	0.1	(0.5)
Total	$19.0	$5.3	$10.0	$(4.0)
Approximately $10.4 million ($6.5 million net of tax) of net unrealized gains on cash flow hedges as of June 30, 2012 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales	$(0.4)	$0.2	$(0.6)	$—
Cost of sales	1.4	(2.3)	3.9	(3.4)
Total	$1.0	$(2.1)	$3.3	$(3.4)
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Other (expense) income	$1.5	$6.6	$(14.8)	$1.5
Cost of sales	0.1	(0.2)	0.1	(0.2)
Total	$1.6	$6.4	$(14.7)	$1.3

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

	June 30, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$805.6	$805.6	$690.3	$115.3	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	270.0	270.0	—	270.0	—
Long-term debt	905.0	1,223.4	—	1,223.4	—

	September 30, 2011
	Carrying Amount	Fair Value
Long-term debt	$905.0	$1,125.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$17.8	$17.8	$53.8	$52.9
Interest cost	41.7	41.6	125.6	123.5
Expected return on plan assets	(56.8)	(52.2)	(171.0)	(154.3)
Amortization:
Prior service credit	(0.6)	(0.5)	(1.8)	(1.5)
Net actuarial loss	23.6	16.0	71.0	47.8
Net periodic benefit cost	$25.7	$22.7	$77.6	$68.4

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	$0.6	$0.8	$1.7	$2.6
Interest cost	1.8	2.5	5.4	7.6
Amortization:
Prior service credit	(2.6)	(2.6)	(7.9)	(7.9)
Net actuarial loss	0.6	1.7	1.8	4.9
Net periodic benefit cost	$0.4	$2.4	$1.0	$7.2
In October 2011, we made a voluntary contribution of $300 million to our U.S. qualified pension plan trust.

11. Comprehensive Income
Comprehensive income consists of (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$190.7	$179.5	$541.8	$496.0
Other comprehensive (loss) income:
Pension and other postretirement benefit plan adjustments	13.5	9.4	40.6	27.6
Currency translation adjustments	(89.1)	48.2	(90.0)	105.8
Net unrealized gains on cash flow hedges	11.0	4.6	4.2	—
Other	—	—	—	(0.3)
Other comprehensive (loss) income	(64.6)	62.2	(45.2)	133.1
Comprehensive income	$126.1	$241.7	$496.6	$629.1

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
The effective tax rate for the nine months ended June 30, 2012 was 23.8 percent. The effective rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $75.1 million ($30.2 million net of offsetting tax benefits) at June 30, 2012 and September 30, 2011. These unrecognized tax benefits would reduce our effective tax rate if recognized. Offsetting tax benefits primarily consist of tax receivables that were recorded in other assets and a foreign tax credit item that was recorded in deferred income taxes.
There was no material change in the amount of unrecognized tax benefits in the first nine months of 2012. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $8.8 million and the amount of offsetting tax benefits could be reduced by up to $0.9 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $20.7 million and $16.9 million at June 30, 2012 and at September 30, 2011, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales
Architecture & Software	$663.8	$672.9	$1,979.1	$1,911.0
Control Products & Solutions	896.6	843.3	2,616.3	2,435.1
Total	$1,560.4	$1,516.2	$4,595.4	$4,346.1
Segment operating earnings
Architecture & Software	$182.3	$175.9	$536.3	$481.2
Control Products & Solutions	101.7	87.4	299.8	248.3
Total	284.0	263.3	836.1	729.5
Purchase accounting depreciation and amortization	(5.0)	(5.1)	(14.9)	(14.6)
General corporate – net	(19.0)	(22.3)	(65.0)	(58.5)
Interest expense	(15.2)	(14.7)	(45.2)	(44.9)
Income tax provision	(54.1)	(42.4)	(169.2)	(116.2)
Income from continuing operations	$190.7	$178.8	$541.8	$495.3
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
In the United States, Canada and certain other countries, we sell primarily through independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Sales to our largest distributor in the three and nine months ended June 30, 2012 and 2011 were approximately 10 percent of our total sales.
15. Discontinued Operations
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 2012 and 2011, and cash flows for the nine-month periods ended June 30, 2012 and 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 2, 2012

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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the third quarter of 2012, sales to U.S. customers accounted for 50 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•
The Industrial Production Index (Total Index), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2007. Historically there has been a meaningful correlation between the changes in the Industrial Production Index and the level of automation investment made by our U.S. customers in their manufacturing base.

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

The table below depicts the trends in these indicators since the quarter ended September 2010. Industrial production and capacity utilization have steadily increased. The PMI has remained above 50 for the preceding seven quarters but dropped below 50 in the third quarter of fiscal 2012. These indicators are among the factors that lead us to anticipate a period of slower industrial growth.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2012
Quarter ended:
June 2012	97.2	49.7	$198.9	78.8
March 2012	96.7	53.4	190.7	78.7
December 2011	95.3	53.1	196.6	77.9
Fiscal 2011
Quarter ended:
September 2011	94.2	52.5	187.0	77.1
June 2011	92.9	55.8	171.6	76.3
March 2011	92.6	59.7	169.6	76.2
December 2010	91.6	57.3	161.3	75.4
Fiscal 2010
Quarter ended:
September 2010	91.1	56.4	156.5	74.8
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Regional Trends
In the third quarter of 2012, sales to non-U.S. customers accounted for 50 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. In the third quarter of fiscal 2012, worldwide GDP growth has slowed, and in some regions GDP has declined, indicating a global economic slowdown. In Europe, sovereign debt concerns have put downward pressure on industrial growth, and forecasts for Western Europe indicate a mild recessionary environment. In Asia, China experienced its slowest GDP growth since early 2009. In Latin America, Brazil's GDP growth has slowed considerably. However, we still expect that emerging markets will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2012 increased 3 percent compared to the third quarter of 2011. Organic sales increased 7 percent and currency translation reduced sales by 4 percentage points in the quarter.
We continued to execute our key initiatives, which contributed to our positive performance:

•	Sales related to our process initiative grew 15 percent in the third quarter of 2012 as compared to the third quarter of 2011.

•	Logix organic sales in the third quarter of 2012 increased 3 percent year over year.

•
Sales in emerging markets increased 3 percent in the third quarter of 2012 as compared to the third quarter of 2011. Organic sales in emerging markets increased 10 percent, acquisitions contributed 1 percentage point to the increase and currency translation reduced sales by 8 percentage points in the quarter. Emerging markets represented 21 percent of total company sales in the third quarter of 2012.

The year-over-year improvements in operating earnings and margin in the third quarter of 2012 were primarily due to volume leverage, partially offset by increased spending to support growth and unfavorable sales mix. We also benefited from lower incentive compensation expense, including year-to-date adjustments related to reduced expectations for full-year sales and earnings.
Our effective tax rate during the third quarter of 2012 was 22.1 percent compared to 19.2 percent in the third quarter of 2011. We recognized net discrete tax benefits of $6.0 million and $12.1 million during the third quarter of 2012 and 2011, respectively, primarily related to the favorable resolution of worldwide tax matters.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales
Architecture & Software	$663.8	$672.9	$1,979.1	$1,911.0
Control Products & Solutions	896.6	843.3	2,616.3	2,435.1
Total sales (a)	$1,560.4	$1,516.2	$4,595.4	$4,346.1

Segment operating earnings[1]
Architecture & Software	$182.3	$175.9	$536.3	$481.2
Control Products & Solutions	101.7	87.4	299.8	248.3
Total segment operating earnings[2] (b)	284.0	263.3	836.1	729.5
Purchase accounting depreciation and amortization	(5.0)	(5.1)	(14.9)	(14.6)
General corporate — net	(19.0)	(22.3)	(65.0)	(58.5)
Interest expense	(15.2)	(14.7)	(45.2)	(44.9)
Income from continuing operations before income taxes	244.8	221.2	711.0	611.5
Income tax provision	(54.1)	(42.4)	(169.2)	(116.2)
Income from continuing operations	190.7	178.8	541.8	495.3
Income from discontinued operations[3]	—	0.7	—	0.7
Net income	$190.7	$179.5	$541.8	$496.0

Diluted earnings per share:
Continuing operations	$1.33	$1.22	$3.76	$3.40
Discontinued operations	—	0.01	—	—
Net income	$1.33	$1.23	$3.76	$3.40

Diluted weighted average outstanding shares	143.5	145.9	144.0	145.5

Total segment operating margin[2] (b/a)	18.2%	17.4%	18.2%	16.8%

(1)	See Note 14 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measure of total segment operating earnings may be different from that used by other companies.

(3)	See Note 15 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011
(comments refer to both the three and nine month periods unless otherwise stated)

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2012	2011	Change	2012	2011	Change
Sales	$1,560.4	$1,516.2	$44.2	$4,595.4	$4,346.1	$249.3
Income from continuing operations before income taxes	244.8	221.2	23.6	711.0	611.5	99.5
Diluted earnings per share from continuing operations	1.33	1.22	0.11	3.76	3.40	0.36
Sales
Our sales increased 3 and 6 percent in the three and nine months ended June 30, 2012, respectively, compared to the three and nine months ended June 30, 2011. Organic sales increased 7 percent year over year during each of the periods. Currency translation reduced sales by 4 and 2 percentage points in the three and nine months ended June 30, 2012, respectively. Acquisitions contributed 1 percentage point to the increase in the nine months ended June 30, 2012. Organic sales in our solutions and services businesses grew approximately 16 and 12 percent in the three and nine months ended June 30, 2012, respectively; currency translation reduced sales by 6 and 2 percentage points, respectively, while acquisitions contributed 2 percentage points to growth in both periods. Product organic sales grew approximately 2 and 5 percent, while currency translation reduced sales by 4 and 2 percentage points, in the three and nine months ended June 30, 2012, respectively. Pricing contributed less than 1 percentage point to growth during the periods.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011
(comments refer to both the three and nine month periods unless otherwise stated)

The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three and nine months ended June 30, 2012 and the change from the same periods a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales vs.
	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Three Months Ended June 30, 2011
United States	$775.1	6%	6%
Canada	121.5	19%	24%
Europe, Middle East and Africa	306.9	(6)%	3%
Asia-Pacific	238.8	4%	7%
Latin America	118.1	(6)%	5%
Total Sales	$1,560.4	3%	7%

		Change vs.	Change in Organic Sales vs.
	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2011
United States	$2,250.4	6%	6%
Canada	343.0	17%	20%
Europe, Middle East and Africa	956.1	3%	6%
Asia-Pacific	683.7	5%	6%
Latin America	362.2	—%	8%
Total Sales	$4,595.4	6%	7%

Organic sales is a non-GAAP measure. See Supplemental Sales Information for information on this non-GAAP measure.

•	Organic sales growth in the United States was led by heavy industries and transportation.

•	Organic sales growth in Canada was driven primarily by mining and oil and gas industries.

•	EMEA experienced strong double digit growth in its emerging markets.

•
Organic sales growth in Asia-Pacific was stronger in mature countries than in emerging Asia. Organic sales growth in China was 5 and 2 percent[1] in the three and nine months ended June 30, 2012, respectively, which was below our expectations. Additionally, India reported sales declines.

•
Organic sales growth in Latin America was 5 and 8 percent in the three and nine months ended June 30, 2012, respectively, with year-over-year declines in Brazil, which is experiencing an economic slowdown that has led to delays in customer spending.

____________________________
1Organic sales growth in China excludes the favorable effect of currency translation of 3 percent.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011 — (Continued)
(comments refer to both the three and nine month periods unless otherwise stated)

Income before Income Taxes
Income before income taxes increased 11 and 16 percent in the three and nine months ended June 30, 2012, respectively. Total segment operating margin expanded 0.8 and 1.4 points year over year in the three and nine months ended June 30, 2012, respectively. The improvements in operating earnings and margin were primarily due to volume leverage, partially offset by increased spending to support growth and unfavorable sales mix. We also benefited from lower incentive compensation expense, including year-to-date adjustments related to reduced expectations for full-year sales and earnings.
In the nine months ended June 30, 2012, we recorded a $6.9 million charge related to two legacy environmental sites, which contributed to the year-over-year increase in general corporate net expense during the period.

Income Taxes
The effective tax rate for the third quarter of 2012 was 22.1 percent compared to 19.2 percent in the third quarter of 2011. We recognized net discrete tax benefits of $6.0 million and $12.1 million during the third quarter of 2012 and 2011, respectively, primarily related to the favorable resolution of worldwide tax matters.
The effective tax rate for the first nine months of 2012 was 23.8 percent compared to 19.0 percent in the first nine months of 2011. During the first nine months of 2012, we recognized net discrete tax benefits of $4.6 million primarily related to the favorable resolution of worldwide tax matters. During the first nine months of 2011, we recognized net discrete tax benefits of $21.0 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research tax credit.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011 — (Continued)
(comments refer to both the three and nine month periods unless otherwise stated)

Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2012	2011	Change		2012	2011	Change
Sales	$663.8	$672.9	$(9.1)		$1,979.1	$1,911.0	$68.1
Segment operating earnings	182.3	175.9	6.4		536.3	481.2	55.1
Segment operating margin	27.5%	26.1%	1.4	pts	27.1%	25.2%	1.9	pts
Sales
Architecture & Software sales decreased 1 percent and increased 4 percent in the three and nine months ended June 30, 2012, respectively, compared to the three and nine months ended June 30, 2011. Year-over-year organic sales increased 3 and 6 percent, excluding the negative effect of currency translation of 4 and 2 percentage points in the three and nine months ended June 30, 2012, respectively. The United States and Asia-Pacific reported year-over-year organic sales growth above the segment average rate of increase in the three months ended June 30, 2012. In the nine months ended June 30, 2012, the United States and Canada reported year-over-year organic sales growth above the segment average rate of increase. Logix organic sales increased 3 and 8 percent, while currency translation reduced sales by 4 and 2 percentage points, in the three and nine months ended June 30, 2012, respectively.
Operating Margin
Architecture & Software segment operating earnings were up 4 and 11 percent in the three and nine months ended June 30, 2012, respectively, compared to the three and nine months ended June 30, 2011. The increases in segment operating earnings and margin were primarily due to volume leverage, partially offset by increased spending to support growth. We also benefited from lower incentive compensation expense, including year-to-date adjustments related to reduced expectations for full-year sales and earnings.

ROCKWELL AUTOMATION, INC.

2012 Compared to 2011 — (Continued)
(comments refer to both the three and nine month periods unless otherwise stated)

Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2012	2011	Change		2012	2011	Change
Sales	$896.6	$843.3	$53.3		$2,616.3	$2,435.1	$181.2
Segment operating earnings	101.7	87.4	14.3		299.8	248.3	51.5
Segment operating margin	11.3%	10.4%	0.9	pts	11.5%	10.2%	1.3	pts
Sales
Control Products & Solutions year-over-year sales increased 6 and 7 percent in the three and nine months ended June 30, 2012, respectively. Organic sales increased 10 and 8 percent in the three and nine months ended June 30, 2012, respectively, compared to the three and nine months ended June 30, 2011. Acquisitions contributed 1 and 2 percentage points to the increases, offset by a negative effect from currency translation of 5 and 3 percentage points in the three and nine months ended June 30, 2012, respectively.
Canada reported strong double digit year-over-year organic sales growth for the segment in the three months ended June 30, 2012. All other regions experienced positive organic sales growth in the three months ended June 30, 2012 but at rates below the segment average rate of increase. In the nine months ended June 30, 2012, Canada, EMEA and Latin America reported year-over-year organic sales growth above the segment average rate of increase.
Operating Margin
Control Products & Solutions segment operating earnings were up 16 and 21 percent in the three and nine months ended June 30, 2012, respectively. The increases in segment operating earnings and margin were primarily due to volume leverage, partially offset by increased spending to support growth and unfavorable sales mix. We also benefited from lower incentive compensation expense, including year-to-date adjustments related to reduced expectations for full-year sales and earnings.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2012	2011
Cash provided by (used for):
Operating activities	$328.6	$462.5
Investing activities	(458.7)	(117.6)
Financing activities	(18.4)	(164.7)
Effect of exchange rate changes on cash	(34.1)	31.6
Cash (used for) provided by continuing operations	$(182.6)	$211.8

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$328.6	$462.5
Capital expenditures of continuing operations	(94.9)	(76.0)
Excess income tax benefit from share-based compensation	17.3	37.8

Free cash flow	$251.0	$424.3
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
Free cash flow was a source of $251.0 million for the nine months ended June 30, 2012 compared to a source of $424.3 million for the nine months ended June 30, 2011. This decrease in free cash flow is primarily due to a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust in the first quarter of 2012, partially offset by changes in working capital and higher earnings in the current year.
We purchased $400.0 million of short-term investments in the nine months ended June 30, 2012, of which $50 million matured during the same period.
We repurchased approximately 2.3 million shares of our common stock under our share repurchase program in the first nine months of 2012. The total cost of these shares was $169.5 million, of which $2.9 million was recorded in accounts payable at June 30, 2012 related to 45,000 shares that did not settle until July 2012. We also paid $1.7 million in the first quarter of 2012 for unsettled share repurchases outstanding at September 30, 2011. We repurchased approximately 2.7 million shares of our common stock in the first nine months of 2011. The total cost of these shares was $221.5 million. We also paid $1.2 million in the first quarter of 2011 for unsettled share repurchases outstanding at September 30, 2010. Our decision to repurchase additional stock in the remainder of 2012 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2012, we had approximately $32.5 million remaining for stock repurchases under the November 7, 2007 $1.0 billion share repurchase authorization. On June 7, 2012, the Board of Directors authorized us to expend up to an additional $1.0 billion to repurchase shares of our common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our pension plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2012 to be about $140.0 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, a significant amount of our cash, cash equivalents and short-term investments (“funds”) are held in non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with a range of approximately 70 percent to 90 percent over the past eight quarters. As of June 30, 2012, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At June 30, 2012, commercial paper borrowings outstanding were $270.0 million, with a weighted average interest rate of 0.28 percent. We had no commercial paper borrowings outstanding during the year ended September 30, 2011. Our debt-to-total-capital ratio was 37.9 percent at June 30, 2012 and 34.1 percent at September 30, 2011.
At June 30, 2012 and September 30, 2011, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not drawn down under this credit facility at June 30, 2012 or September 30, 2011. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at June 30, 2012 and September 30, 2011. Separate short-term unsecured credit facilities of approximately $118.2 million at June 30, 2012 were available to non-U.S. subsidiaries.
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
The following is a summary of our credit ratings as of June 30, 2012:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at June 30, 2012, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$775.1	$1.6	$776.7	$(0.5)	$776.2	$732.9
Canada	121.5	5.1	126.6	—	126.6	101.7
Europe, Middle East and Africa	306.9	36.6	343.5	(6.3)	337.2	327.1
Asia-Pacific	238.8	7.0	245.8	(0.9)	244.9	228.6
Latin America	118.1	14.5	132.6	—	132.6	125.9
Total Company Sales	$1,560.4	$64.8	$1,625.2	$(7.7)	$1,617.5	$1,516.2

	Nine Months Ended June 30, 2012					Nine Months Ended June 30, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$2,250.4	$2.4	$2,252.8	$(1.4)	$2,251.4	$2,117.8
Canada	343.0	7.5	350.5	—	350.5	292.0
Europe, Middle East and Africa	956.1	56.6	1,012.7	(33.1)	979.6	924.1
Asia-Pacific	683.7	3.9	687.6	(1.1)	686.5	650.2
Latin America	362.2	27.2	389.4	—	389.4	362.0
Total Company Sales	$4,595.4	$97.6	$4,693.0	$(35.6)	$4,657.4	$4,346.1

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2012					Three Months Ended June 30, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$663.8	$29.1	$692.9	$—	$692.9	$672.9
Control Products & Solutions	896.6	35.7	932.3	(7.7)	924.6	843.3
Total Company Sales	$1,560.4	$64.8	$1,625.2	$(7.7)	$1,617.5	$1,516.2

	Nine Months Ended June 30, 2012					Nine Months Ended June 30, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,979.1	$43.4	$2,022.5	$—	$2,022.5	$1,911.0
Control Products & Solutions	2,616.3	54.2	2,670.5	(35.6)	2,634.9	2,435.1
Total Company Sales	$4,595.4	$97.6	$4,693.0	$(35.6)	$4,657.4	$4,346.1

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at June 30, 2012, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at June 30, 2012, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at June 30, 2012, there has been no material change to this information.

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
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. During the third quarter of 2012, we deployed new business processes and functionality of the system related to our order management, finance, services, logistics, manufacturing, engineering and procurement functions in certain locations in the U.S. and Asia-Pacific. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of the implementation of the new processes and functionality. Additional implementations will occur at the remaining locations of our company over a multi-year period, with additional phases scheduled throughout fiscal 2012-2014.

There have not been any other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at June 30, 2012, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011. We believe that at June 30, 2012 there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 - 30, 2012	396,295	$78.01	396,295	$122,530,928
May 1 - 31, 2012	782,428	75.58	779,918	63,587,557
June 1 - 30, 2012	458,837	67.80	458,837	1,032,479,272
Total	1,637,560	73.99	1,635,050

(1)
All of the shares purchased during the quarter ended June 30, 2012 were acquired pursuant to the repurchase program described in (3) below, except for 2,510 shares that were acquired in May 2012 in connection with a stock swap exercise of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. On June 7, 2012, the Board of Directors authorized us to expend up to an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows management to repurchase shares at its discretion. However, during quarterly “quiet periods,” defined as the period of time from quarter-end until two business days following the filing of our quarterly earnings results with the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 4. Mine Safety Disclosures

Not applicable.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10	—	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2012.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 2, 2012	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2012	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2012.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.