Form 10-K
period 2012-09-30
ROCKWELL AUTOMATION INC
filed 2012-11-19
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2012 was approximately $11.3 billion.
139,309,300 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 5, 2013 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, services and solutions and pricing pressures, and our ability to provide high quality products, services and solutions;

•	a disruption of our operations due to natural disasters, acts of war, strikes, terrorism, social unrest or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, services, and solutions we sell;

•	our ability to manage and mitigate the risks associated with our solutions business;

•	a disruption of our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity and globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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
The Company was incorporated in Delaware in connection with a tax-free reorganization completed on December 6, 1996, pursuant to which we divested our former aerospace and defense businesses (the A&D Business) to The Boeing Company (Boeing). In the reorganization, RIC contributed all of its businesses, other than the A&D Business, to the Company and distributed all capital stock of the Company to RIC’s shareowners. Boeing then acquired RIC. RIC was incorporated in 1928.
As used herein, the terms “we”, “us”, “our”, the “Company” or “Rockwell Automation” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.

Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 5, 2013 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2012, our total sales were $6.3 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2012, is contained under the caption Results of Operations in MD&A, and in Note 17 in the Financial Statements.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio and Singapore, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business globally. Major markets served by both segments include transportation, oil and gas, metals, mining, food and beverage, and life sciences.
Architecture & Software
Our Architecture & Software operating segment recorded sales of $2.7 billion (42 percent of our total sales) in 2012. The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling the customer’s industrial processes and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products, including:

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
Control Products & Solutions
Our Control Products & Solutions operating segment recorded 2012 sales of $3.6 billion (58 percent of our total sales). The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application expertise and project management capabilities. This comprehensive portfolio includes:

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

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including technical support and repair, asset management, training and predictive and preventative maintenance.

Geographic Information
In 2012, sales to customers in the United States accounted for 49 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside of the United States on a country-of-destination basis are in Canada, China, the United Kingdom, Italy, Germany, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside of the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 17 in the Financial Statements.

Competition
Depending on the product or service involved, our competitors range from large diversified corporations that also have business interests outside of industrial automation to smaller companies that specialize in niche industrial automation products and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology leadership, knowledge of customer applications, installed base, distribution network, quality of products and services, global presence and price. Our major competitors of both segments include Siemens AG, ABB Ltd, Honeywell International Inc., Schneider Electric SA and Emerson Electric Co.
Distribution
In the United States, Canada and certain other countries, we sell primarily through the independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 70 percent of our global sales are through independent distributors. Sales to our largest distributor in 2012, 2011 and 2010 were approximately 10 percent of our total sales. The independent distributors typically do not carry products that compete with Allen-Bradley® products.
Research and Development
Our research and development spending for the years ended September 30, 2012, 2011 and 2010 was $259.1 million, $254.4 million, and $198.9 million, respectively. Customer-sponsored research and development was not significant in 2012, 2011 or 2010.
Employees
At September 30, 2012, we had approximately 22,000 employees. Approximately 8,500 were employed in the United States.
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
Backlog
Our total order backlog at September 30 was (in millions):

	2012	2011
Architecture & Software	$167.3	$160.3
Control Products & Solutions	962.6	1,016.8
	$1,129.9	$1,177.1
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2013 were approximately $70.8 million as of September 30, 2012.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 16 in the Financial Statements and in Item 3. Legal Proceedings.
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

The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®” and “PlantPAx Process Automation System™” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “ICS Triplex™” for our control products and systems for industrial automation, and “Rockwell Software®” and “FactoryTalk®” for our software offerings.
Seasonality
Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
Available Information
We maintain a website at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K

Item 1A.     Risk Factors
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
Approximately 51 percent of our revenues in 2012 were made outside of the U.S. Future growth rates and success of our business depend in large part on growth in our international sales. Numerous risks and uncertainties affect our international operations. These risks and uncertainties include increased financial, legal and operating risks, such as political and economic instability, compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, employment regulations, repatriation of earnings and enforcement of contract and intellectual property rights. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
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
Our success depends in part on our ability to anticipate and offer products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new products requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences, demand for our products could decline.
Failures or security breaches of our products or information technology systems could have an adverse effect on our business.
We rely heavily on information technology (IT) both in our products, solutions and services for customers and in our enterprise IT infrastructure in order to achieve our business objectives. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals and other attacks targeting every type of IT system including industrial control systems such as those we sell and service and corporate enterprise IT systems.
Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. These attacks have sometimes been successful.
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
We are implementing a global Enterprise Resource Planning (ERP) system that is resulting in redesigned processes, organization structures and a common information system. Significant roll-outs of the system occurred at our U.S. locations and certain non-U.S. locations in 2007 to 2012, and are scheduled to continue at additional locations in 2013 and beyond. As we continue to implement new systems, they may not perform as expected. This could have an adverse effect on our business.
There are inherent risks in our solutions businesses.
Risks inherent in the sale of solutions include assuming greater responsibility for project completion and success, defining and controlling contract scope, efficiently executing projects, and managing the quality of our subcontractors and suppliers. If we are unable to manage and mitigate these risks, our results of operations could be adversely affected.
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
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits.
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
Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to the safety and security of the products, services and solutions we sell, employment, contract matters and environmental remediation.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple foreign countries. Manufacturing space occupied approximately 3.3 million square feet, of which 37 percent was in the United States and Canada. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2012.

Location	Headquarters

Milwaukee, Wisconsin, United States	Global and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Singapore	Architecture & Software
Cambridge, Ontario, Canada	Canada
Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia-Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding our principal manufacturing locations as of September 30, 2012.

Location	Manufacturing Square Footage

Monterrey Guadalupe, Mexico	637,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Cambridge, Ontario, Canada	216,000
Shanghai, China	196,000
Singapore	146,000
Tecate, Mexico	135,000
Ladysmith, Wisconsin, United States	124,000
Richland Center, Wisconsin, United States	124,000
Katowice, Poland	95,000
Jundiai, Brazil	94,000
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
On December 3, 2007, the United States Department of Justice (DOJ) notified RIC that the United States Navy was seeking to recover environmental cleanup costs incurred at the NWIRP. The DOJ asserted that it has incurred more than $50 million (excluding interest, attorneys’ fees and other indirect costs) in environmental cleanup costs at the NWIRP, and it believes that it may have a potential cause of action against RIC and other former contractors at the NWIRP for recovery of those costs. In June 2011, RIC and one other former contractor at the NWIRP reached a settlement with the DOJ and the United States Navy to resolve all claims in exchange for payment of $14 million. RIC will be responsible for half of the settlement amount. The parties negotiated the terms of a Consent Decree that was reviewed and approved by the DOJ. The Consent Decree was submitted to the District Court for approval, and was approved on September 30, 2012 thereby completely resolving this claim.
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
The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our financial condition or results of operations.
Other. Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our financial condition or results of operations.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2012 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board and President and Chief Executive Officer	61
Sujeet Chand — Senior Vice President and Chief Technology Officer	54
Kent G. Coppins — Vice President and General Tax Counsel	59
Theodore D. Crandall — Senior Vice President and Chief Financial Officer	57
David M. Dorgan — Vice President and Controller	48
Steven A. Eisenbrown — Senior Vice President	59
Steven W. Etzel — Vice President and Treasurer since November 2007; Assistant Treasurer previously	52
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	51
Frank C. Kulaszewicz — Senior Vice President since April 2011; Vice President and General Manager, Control and Visualization Business previously	48
John P. McDermott — Senior Vice President	54
John M. Miller — Vice President and Chief Intellectual Property Counsel	45
Blake D. Moret — Senior Vice President since April 2011; Vice President and General Manager, Customer Support and Maintenance previously	49
Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development since February 2009; Vice President, Corporate Development previously	56
Robert A. Ruff — Senior Vice President	64
Susan J. Schmitt — Senior Vice President, Human Resources	49
Martin Thomas — Senior Vice President, Operations and Engineering Services	54
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2012 there were 22,490 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2012 and 2011:

	2012		2011
Fiscal Quarters	High	Low	High	Low
First	$78.01	$53.06	$72.75	$60.08
Second	84.71	72.21	94.88	71.79
Third	80.67	62.41	98.19	76.71
Fourth	73.98	61.20	89.79	50.36
We declare and pay dividends at the sole discretion of our Board of Directors. During 2012 we declared and paid aggregate cash dividends of $1.745 per common share. We increased our quarterly dividend per common share 11 percent to 47.0 cents per common share effective with the dividend payable in September 2012 ($1.88 per common share annually). During 2011 we declared and paid aggregate cash dividends of $1.475 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(2)
July 1 – 31, 2012	963,944	$64.12	963,944	$970,668,738
August 1 – 31, 2012	106,900	70.32	106,900	963,151,116
September 1 – 30, 2012	375,229	70.56	375,229	936,673,493
Total	1,446,073	66.25	1,446,073

(1)	Average price paid per share includes brokerage commissions.

(2)
On November 7, 2007, our Board of Directors approved a $1.0 billion share repurchase program. On June 7, 2012, the Board of Directors authorized us to expend up to an additional $1.0 billion to repurchase shares of our common stock. As of September 30, 2012 no shares remained subject to repurchase under our November 7, 2007 repurchase program. Our repurchase program allows management to repurchase shares at its discretion. However, during quarterly “quiet periods,” defined as the period of time from quarter-end until two business days following the furnishing of our quarterly earnings results to the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

	Year Ended September 30,
	2012	2011	2010	2009(a)	2008(b)
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,259.4	$6,000.4	$4,857.0	$4,332.5	$5,697.8
Interest expense	60.1	59.5	60.5	60.9	68.2
Income from continuing operations	737.0	697.1	440.4	217.9	577.6
Earnings per share from continuing operations:
Basic	5.20	4.88	3.09	1.54	3.94
Diluted	5.13	4.79	3.05	1.53	3.89
Cash dividends per share	1.745	1.475	1.22	1.16	1.16
Consolidated Balance Sheet Data: (at end of period)
Total assets	$5,636.5	$5,284.9	$4,748.3	$4,305.7	$4,593.6
Short-term debt and current portion of long-term debt	157.0	—	—	—	100.1
Long-term debt	905.0	905.0	904.9	904.7	904.4
Shareowners’ equity	1,851.7	1,748.0	1,460.4	1,316.4	1,688.8
Other Data:
Capital expenditures	$139.6	$120.1	$99.4	$98.0	$151.0
Depreciation	103.9	96.5	95.7	101.7	101.3
Intangible asset amortization	34.7	34.8	31.6	32.4	35.2

(a)
Includes costs of $60.4 ($41.8 million after tax, or $0.29 per diluted share) related to restructuring actions designed to better align our cost structure with then-current economic conditions. The majority of the charges related to severance benefits recognized pursuant to our severance policy and local statutory requirements.

(b)
Includes net costs of $46.7 million ($30.4 million after tax, or $0.21 per diluted share) primarily related to restructuring actions designed to better align resources with growth opportunities and to reduce costs as a result of then-current and anticipated market conditions. The 2008 restructuring actions included workforce reductions aimed at streamlining administrative functions, realigning selling resources to the highest anticipated growth opportunities and consolidating business units. The majority of the charges related to severance benefits recognized pursuant to our severance policy and local statutory requirements.

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
Long-term Strategy
Our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions is supported by our growth and performance strategy, which seeks to:

•	achieve growth rates in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•
diversify our revenue streams by increasing our capabilities in new applications, broadening our solutions and service capabilities, advancing our global presence and serving a wider range of industries;

•	grow market share by gaining new customers and by capturing a larger share of existing customers’ spending;

•	enhance our market access by building our channel capability and partner network;

•
make acquisitions that serve as catalysts to organic growth by adding complementary technology, expanding our served market, increasing our domain expertise or continuing our geographic diversification;

•	deploy human and financial resources to strengthen our technology leadership and our intellectual capital business model; and

•	continuously improve quality and customer experience and drive annual cost productivity.
By implementing the strategy above, we seek to achieve our long-term financial goals that include revenue growth of 6-8 percent, double-digit EPS growth, return on invested capital in excess of 20 percent, free cash flow of about 100 percent of net income and 60 percent of our revenue outside the U.S, including 30 percent of revenue from emerging markets.
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization and manage enterprise risks.

Differentiation through Technology and Domain Expertise
We seek a technology leadership position in industrial automation. We believe that our three platforms - integrated architecture, intelligent motor control and solutions and services - provide the foundation for long-term sustainable growth.
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support discrete, process, batch, safety, motion and motor control on the same hardware platform with the same software programming environment. Our integrated architecture is scalable with standard open communications protocols making it easier for customers to implement more cost effectively.
Intelligent motor control is one of our core competencies and an important aspect of an automation system. These products and solutions enhance the availability, efficiency and safe operation of our customers' critical and most energy-intensive plant assets. Our intelligent motor control offering can be integrated seamlessly with the Logix architecture.
Domain expertise refers to solutions and services that we provide to support customers through the entire life cycle of their automation investment. The combination of industry-specific domain expertise of our people with our innovative technologies enables us to help our customers solve their manufacturing and business challenges.
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs in emerging markets. We continue to expand our footprint in emerging markets. We currently have approximately 60 percent of our employees outside the U.S., and 51 percent of our revenues outside of the U.S.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer facing resources in order to be closer to our customers throughout the world. Growth in the emerging markets of Asia-Pacific, including China and India, Latin America, Central and Eastern Europe and Africa is projected to exceed global Gross Domestic Product (GDP) growth rates, due to higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Enhanced Market Access
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to approximately $80 billion. Our process initiative has been the most important contributor to this expansion and remains our largest growth opportunity. Logix is the technology foundation that enabled us to become an industry leader for batch process applications and to compete effectively with traditional Distributed Control Systems (DCS) providers for continuous process applications. We complement that with a growing global network of engineers and partners to provide solutions to process customers.
OEMs represent another area of addressed market expansion and a strong growth opportunity. To remain competitive, OEMs need to find the optimal balance of machine cost and performance while reducing their time to market. Our scalable integrated architecture and intelligent motor control offerings, along with design productivity tools and our motion and safety products, can assist OEMs in addressing these business needs.
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

We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, energy, pulp and paper and water/wastewater. Companies in these industries typically invest when commodity prices are relatively high and global demand for basic materials is increasing.
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
Acquisitions
Our acquisition strategy focuses on products, solutions or services that will be catalytic to the organic growth of our core offerings. In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd., a leading manufacturer of medium voltage drives, direct current power supplies, switch gear and wind inverters, headquartered in Harbin, China. The acquisition strengthened our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products. In March 2012, we acquired certain assets and assumed certain liabilities of SoftSwitching Technologies Corporation, an industrial power quality detection and protection systems provider in the United States. In May 2011, we purchased a majority stake in the equity of Lektronix Limited and its affiliate, an independent industrial automation repair and service provider primarily in Europe and Asia. In April 2011, we acquired certain assets and assumed certain liabilities of Hiprom (Pty) Ltd and its affiliates, a process control and automation systems integrator for the mining and mineral processing industry in South Africa.
We believe the acquired companies will help us expand our served market and deliver value to our customers.
Continuous Improvement
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. We are in the process of developing and implementing common global processes and an enterprise-wide business system. These are intended to improve profitability that can be used to fund investments in growth and to offset inflation. Our ongoing productivity initiatives target both cost reduction and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to effectively execute our productivity programs.

U. S. Industrial Economic Trends
In 2012, sales to U.S. customers accounted for 49 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:

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

The table below depicts the trends in these indicators from fiscal 2010 to 2012, which point to moderating growth in manufacturing activity during fiscal 2012. These indicators are among the factors that lead us to anticipate a period of slower industrial growth. We continue to believe this is a pause in the recovery and not an inflection point. We expect to see improved market conditions in fiscal 2013 but not until the latter part of the year.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2012
Quarter ended:
September 2012	97.2	51.5	197.9	78.5
June 2012	97.3	49.7	197.8	78.9
March 2012	96.7	53.4	190.7	78.7
December 2011	95.3	53.1	196.6	77.9
Fiscal 2011
Quarter ended:
September 2011	94.2	52.5	187.0	77.1
June 2011	92.9	55.8	171.6	76.3
March 2011	92.6	59.7	169.6	76.2
December 2010	91.6	57.3	161.3	75.4
Fiscal 2010
Quarter ended:
September 2010	91.1	56.4	156.5	74.8
June 2010	89.7	56.0	156.4	73.3
March 2010	87.8	59.3	146.9	71.4
December 2009	86.3	55.8	149.9	69.5
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2012, sales to non-U.S. customers accounted for 51 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. International demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. In 2012, worldwide GDP growth has slowed, and in some regions GDP has declined, indicating a global economic slowdown. In Europe, sovereign debt concerns have put downward pressure on industrial growth. Western Europe continues to operate in a recessionary environment, with potential for an improved outlook in some economies later next year. The emerging markets in Europe, the Middle East and Africa (EMEA) experienced strong growth that is expected to continue next year. In Asia, China experienced its slowest GDP growth since early 2009 but the economy shows some signs of improvement. India was flat in 2012 compared to 2011, and there is no indication of any near term improvement. In Latin America, Mexico was the strongest performing country with projected continued growth. Brazil experienced an economic slowdown in 2012 but the outlook is for some improvement in 2013. We still expect that emerging markets will be the fastest growing automation markets over the long term.

Summary of Results of Operations
Despite a difficult economic environment in 2012, we delivered sales growth of 4 percent, or 6 percent organically, and ended the year with record sales of $6,259.4 million. All regions experienced organic sales growth year over year, led by Canada with organic sales growth of 20 percent. EMEA had strong organic growth of 6 percent in the face of a recession in Western Europe. The end markets with the strongest sales growth for the year were transportation and oil and gas.
We continued to execute our key initiatives, which contributed to our positive performance:

•	Sales related to our process initiative grew approximately 20 percent year over year in 2012.

•	Logix organic sales increased 8 percent compared to 2011.

•
Sales in emerging markets increased 4 percent, or 8 percent organically, as compared to 2011, with particular strength in Central and Eastern Europe. Acquisitions contributed 2 percentage points to the increase and currency translation reduced sales by 6 percentage points. Emerging markets represented 22 percent of total company sales in 2012, and we expect this proportion to continue to grow.

Total segment operating margin expanded one full percentage point while we continued to invest for growth.
Our effective tax rate for 2012 was 23.7 percent compared to 19.7 percent in 2011, primarily due to larger discrete tax benefits a year ago.

The following tables reflect our sales and operating results for the years ended September 30, 2012, 2011 and 2010 (in millions, except per share amounts):

	Year Ended September 30,
	2012	2011	2010
Sales
Architecture & Software	$2,650.4	$2,594.3	$2,115.0
Control Products & Solutions	3,609.0	3,406.1	2,742.0
Total sales (a)	$6,259.4	$6,000.4	$4,857.0
Segment operating earnings[1]
Architecture & Software	$702.8	$659.1	$475.4
Control Products & Solutions	428.6	368.5	241.8
Total segment operating earnings[2] (b)	1,131.4	1,027.6	717.2
Purchase accounting depreciation and amortization	(19.8)	(19.8)	(18.9)
General corporate — net	(85.6)	(80.7)	(93.6)
Interest expense	(60.1)	(59.5)	(60.5)
Income from continuing operations before income taxes	965.9	867.6	544.2
Provision for income taxes	(228.9)	(170.5)	(103.8)
Income from continuing operations	737.0	697.1	440.4
Income from discontinued operations[3]	—	0.7	23.9
Net income	$737.0	$697.8	$464.3
Diluted earnings per share:
Continuing operations	$5.13	$4.79	$3.05
Discontinued operations	—	0.01	0.17
Net income	$5.13	$4.80	$3.22

Diluted weighted average outstanding shares	143.4	145.2	144.0
Total segment operating margin[2] (b/a)	18.1%	17.1%	14.8%

(1)	See Note 17 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of the company. Our measure of total segment operating earnings and total segment operating margin may be different from those used by other companies.

(3)	See Note 13 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

2012 Compared to 2011

(in millions, except per share amounts)	2012	2011	Change
Sales	$6,259.4	$6,000.4	$259.0
Income from continuing operations before income taxes	965.9	867.6	98.3
Diluted earnings per share from continuing operations	5.13	4.79	0.34
Sales
Sales in fiscal 2012 increased 4 percent compared to 2011. Organic sales increased 6 percent. Acquisitions contributed 1 percentage point to the growth rate and currency translation reduced sales by 3 percentage points. Organic sales in our solutions and services businesses grew 12 percent year over year, acquisitions contributed 2 percentage points to the increase and currency translation reduced sales by 4 percentage points. Year-end backlog in these businesses was 7 percent lower than a year ago due to an increase in order delays. Product organic sales grew 4 percent year over year and currency translation reduced sales by 3 percentage points. Volume accounted for substantially all of the organic sales growth during the year as pricing contributed less than 1 percentage point to growth.
The table below presents our sales for the year ended September 30, 2012 by geographic region and the percentage change in sales from the year ended September 30, 2011 (in millions, except percentages):

	Year Ended September 30, 2012(1)	Change vs. Year Ended September 30, 2011	Change in Organic Sales vs. Year Ended September 30, 2011(2)
United States	$3,067.3	5%	5%
Canada	464.3	17%	20%
Europe, Middle East and Africa	1,280.6	1%	6%
Asia-Pacific	942.4	3%	5%
Latin America	504.8	(1)%	8%
Total sales	$6,259.4	4%	6%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Organic sales growth in the United States was driven by transportation and oil and gas industries, as consumer industries lagged the region growth rate.

•	Strong organic sales growth in Canada reflected continued strength in the resource-based industries.

•	EMEA's organic sales growth was driven by strong double digit growth in its emerging markets, particularly in Central and Eastern Europe.

•	Asia-Pacific organic sales growth was mixed across the countries in the region with mature markets generally outperforming emerging markets and Australia experiencing significant sales declines.

•
Organic sales growth in Latin America was driven by strong growth in transportation and oil and gas industries in Mexico, partially offset by year-over-year declines in Brazil, which is experiencing an economic slowdown.

Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 11 percent from $867.6 million in 2011 to $965.9 million in 2012. The increase was predominantly due to increased volume and lower incentive compensation expense, partially offset by increased spending to support growth.

Income Taxes
The effective tax rate for 2012 was 23.7 percent compared to 19.7 percent in 2011. The 2012 and 2011 effective tax rates were lower than the U.S. statutory rate of 35 percent because our sales outside of the U.S. benefited from lower tax rates.
During 2012, we recognized net discrete tax benefits of $2.1 million primarily related to the favorable resolution of worldwide tax matters. During 2011, we recognized net discrete tax benefits of $25.0 million related to the favorable resolution of worldwide tax matters and the retroactive extension of the U.S. federal research credit.
See Note 15 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2012 and 2011 affecting the respective tax rates.
Architecture & Software

(in millions, except percentages)	2012	2011	Change
Sales	$2,650.4	$2,594.3	$56.1
Segment operating earnings	702.8	659.1	43.7
Segment operating margin	26.5%	25.4%	1.1	pts
Sales
Architecture & Software sales increased 2 percent in 2012. Organic sales increased 5 percent, and the effects of currency translation reduced sales by 3 percentage points. Pricing contributed less than 1 percentage point to growth during the year. Year-over-year organic sales growth in all regions other than Canada and EMEA was slightly above the segment average. Logix organic sales increased 8 percent in 2012 compared to 2011 and currency translation reduced sales by 3 percentage points.
Operating Margin
Architecture & Software segment operating earnings increased 7 percent. Operating margin expanded 1.1 points to 26.5 percent in 2012 as compared to 2011. The increase was predominantly due to volume increases and lower incentive compensation expense, partially offset by increased spending to support growth.
Control Products & Solutions

(in millions, except percentages)	2012	2011	Change
Sales	$3,609.0	$3,406.1	$202.9
Segment operating earnings	428.6	368.5	60.1
Segment operating margin	11.9%	10.8%	1.1	pts
Sales
Control Products & Solutions sales increased 6 percent. Organic sales increased 8 percent. Acquisitions contributed 1 percentage point to the growth rate and currency translation reduced sales by 3 percentage points. Pricing contributed less than 1 percentage point to growth during the year. Canada was the strongest performing region for the segment with double digit year-over-year organic sales growth during the year. Year-over-year organic sales growth in Latin America and EMEA was slightly above the segment average, while year-over-year organic sales growth in the United States and Asia-Pacific was less than the segment average growth rate.
Operating Margin
Control Products & Solutions segment operating earnings increased 16 percent. Operating margin expanded 1.1 points to 11.9 percent in 2012 as compared to 2011. The increase was predominantly due to volume increases and lower incentive compensation expense, partially offset by increased spending to support growth.

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
The table below presents our sales for the year ended September 30, 2011 by geographic region and the percentage change in sales from the year ended September 30, 2010 (in millions, except percentages):

	Year Ended September 30, 2011(1)	Change vs. Year Ended September 30, 2010	Change in Organic Sales vs. Year Ended September 30, 2010(2)
United States	$2,917.8	19%	18%
Canada	396.2	23%	17%
Europe, Middle East and Africa	1,267.6	28%	22%
Asia-Pacific	910.6	26%	18%
Latin America	508.2	38%	30%
Total sales	$6,000.4	24%	20%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Organic sales growth in the United States was driven by heavy and transportation industries, as consumer industries lagged the region growth rate.

•	Organic sales growth in Canada was driven primarily by heavy industries.

•	Europe’s strong organic sales growth was driven primarily by transportation and consumer industries, and strong OEM demand.

•	Asia-Pacific organic sales growth was driven by strength in emerging markets, including China and India with 23 and 26 percent growth, respectively.[1]

•	Latin America growth was driven by mining and oil and gas industries.
_____________________

1    Organic sales growth in China and India exclude 4 and 3 percentage points from the effect of changes in currency, respectively.

Income from Continuing Operations
Income from continuing operations increased 58 percent from $440.4 million in 2010 to $697.1 million in 2011. The increase was predominantly due to increased volume, partially offset by increased spending to support growth. Selling, general and administrative expenses increased by $137.9 million from $1,323.3 to $1,461.2, but decreased as a percentage of sales by 2.8 points to 24.4 percent as volume increases outpaced spending increases.
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
See Note 15 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2011 and 2010 affecting the respective tax rates.
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

Introduction of new non-GAAP measures and changes to definition of segment operating earnings for fiscal 2013
In order to provide transparency into the operational results of our business, beginning in fiscal 2013, we will provide non-GAAP earnings measures (Adjusted Income and Adjusted EPS) that exclude non-operating pension costs and their related tax effects from income from continuing operations. We define non-operating pension costs as defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impacts of any plan curtailments or settlements. These components of net periodic benefit cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operational performance of our business. In addition, we will redefine segment operating earnings to exclude non-operating pension costs. Service cost and amortization of prior service cost will continue to be included in our segment operating earnings as these components of net periodic benefit cost represent the operating cost of providing pension benefits to our employees.
Adjusted Income and Adjusted Earnings Per Share (EPS)
Adjusted EPS and Adjusted Income are non-GAAP measures that exclude the effects of the non-operating pension costs and their related tax effects. We believe these non-GAAP measures provide useful information to investors about our operating performance and allow management and investors to compare our operating performance period over period. Our measures of Adjusted Income and Adjusted EPS may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations and diluted EPS.

	2012	2011	2010
Income from continuing operations	$737.0	$697.1	$440.4
Non-operating pension costs	35.2	23.5	10.1
Tax effect of non-operating pension costs	(12.6)	(8.5)	(3.6)
Adjusted Income	$759.6	$712.1	$446.9

Diluted EPS from continuing operations	$5.13	$4.79	$3.05
Non-operating pension costs per diluted share, before tax	0.25	0.16	0.07
Tax effect of non-operating pension costs per diluted share	(0.09)	(0.06)	(0.02)
Adjusted EPS	$5.29	$4.89	$3.10
Operating and Non-Operating Pension Costs

	2013 (Estimate)	2012	2011	2010
Service cost	$92.6	$71.8	$70.1	$68.7
Prior service credit amortization	(2.5)	(2.3)	(2.2)	(3.8)
Operating pension cost	90.1	69.5	67.9	64.9

Interest cost	160.8	167.6	163.9	159.7
Expected return on plan assets	(227.2)	(228.1)	(204.5)	(192.1)
Net actuarial loss	145.1	94.7	63.7	42.1
Other	—	1.0	0.4	0.4
Non-operating pension cost	78.7	35.2	23.5	10.1
Net periodic benefit cost	$168.8	$104.7	$91.4	$75.0

Segment Operating Earnings (non-GAAP)
The table below reflects our operating results for years ended September 30, 2012, 2011 and 2010 with non-operating pension costs reclassified to their own line item for all periods presented. These costs were previously included in the operating earnings of each segment and in general corporate-net. Fiscal 2012, 2011 and 2010 non-operating pension costs excluded from Architecture & Software segment operating earnings were $11.6 million, $11.3 million and $3.4 million, respectively. Fiscal 2012, 2011 and 2010 non-operating pension costs excluded from Control Products & Solutions segment operating earnings were $20.9 million, $9.9 million and $6.2 million, respectively. Fiscal 2012, 2011 and 2010 non-operating pension costs excluded from general corporate-net were $2.7 million, $2.3 million and $0.5 million, respectively.

	2012	2011	2010
Segment operating earnings:
Architecture & Software	$714.4	$670.4	$478.8
Control Products & Solutions	449.5	378.4	248.0
Total segment operating earnings[1]	1,163.9	1,048.8	726.8
Purchase accounting depreciation and amortization	(19.8)	(19.8)	(18.9)
General corporate-net	(82.9)	(78.4)	(93.1)
Non-operating pension costs	(35.2)	(23.5)	(10.1)
Interest expense	(60.1)	(59.5)	(60.5)
Income from continuing operations before income taxes	965.9	867.6	544.2
Income tax provision	(228.9)	(170.5)	(103.8)
Income from continuing operations	$737.0	$697.1	$440.4

Diluted EPS from continuing operations	$5.13	$4.79	$3.05

Average diluted shares	143.4	145.2	144.0

Segment operating margin:
Architecture & Software	27.0%	25.8%	22.6%
Control Products & Solutions	12.5%	11.1%	9.0%
Total segment operating margin[1]	18.6%	17.5%	15.0%

1Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2012	2011	2010
Cash provided by (used for):
Operating activities	$718.7	$643.7	$494.0
Investing activities	(503.2)	(160.9)	(89.0)
Financing activities	(282.7)	(297.9)	(241.4)
Effect of exchange rate changes on cash	(16.8)	(5.8)	6.8
Cash (used for) provided by continuing operations	$(84.0)	$179.1	$170.4
The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$718.7	$643.7	$494.0
Capital expenditures of continuing operations	(139.6)	(120.1)	(99.4)
Excess income tax benefit from share-based compensation	18.5	38.1	16.1
Free cash flow	$597.6	$561.7	$410.7
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
Free cash flow was a source of $597.6 million for the year ended September 30, 2012 compared to a source of $561.7 million for the year ended September 30, 2011. Free cash flow for 2012 and 2011 include discretionary pre-tax contributions to our U.S. qualified pension trust of $300 million and $150 million, respectively. The increase in free cash flow is primarily due to higher income from continuing operations and a smaller increase in working capital, partially offset by a higher discretionary pre-tax contribution to our U.S. qualified pension trust in 2012.
We purchased $487.5 million of short-term investments in the year ended September 30, 2012, of which $137.5 million matured during the same period.
We repurchased approximately 3.7 million shares of our common stock under our share repurchase program in 2012. The total cost of these shares was $265.3 million, of which $7.6 million was recorded in accounts payable at September 30, 2012, related to 110,000 shares that did not settle until October 2012. In 2011, we repurchased approximately 4.0 million shares of our common stock. The total cost of these shares was $299.2 million, of which $1.7 million was recorded in accounts payable at September 30, 2011, related to 30,000 shares that did not settle until October 2011. Our decision to repurchase stock in 2013 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2012 we had approximately $936.7 million remaining for stock repurchases under our existing board authorization. See Part II, Item 5, Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2013 to be about $150 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

Given our extensive international operations, a significant amount of our cash, cash equivalents and short-term investments (funds) are held in non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with a range of approximately 70 percent to 90 percent over the past eight quarters. As of September 30, 2012, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At September 30, 2012, commercial paper borrowings outstanding were $157.0 million, with a weighted average interest rate of 0.27 percent. We had no commercial paper borrowings outstanding during the year ended September 30, 2011. Our debt-to-total-capital ratio was 36.4 percent at September 30, 2012 and 34.1 percent at September 30, 2011.
At September 30, 2012 and 2011, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not borrowed against this credit facility at September 30, 2012 or 2011. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at September 30, 2012 and 2011. Separate short-term unsecured credit facilities of approximately $120.6 million at September 30, 2012 were available to non-U.S. subsidiaries.
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
The following is a summary of our credit ratings as of September 30, 2012:

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
Cash dividends to shareowners were $247.4 million in 2012 ($1.745 per common share), $211.0 million in 2011 ($1.475 per common share) and $173.6 million in 2010 ($1.22 per common share). Our current quarterly dividend rate is $0.47 per common share ($1.88 per common share annually), which is determined at the sole discretion of our Board of Directors.

A summary of our projected contractual cash obligations at September 30, 2012 are (in millions):

	Payments by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt and interest (a)	$2,575.0	$56.9	$56.9	$56.9	$56.9	$56.9	$2,290.5
Minimum operating lease payments	377.6	79.6	67.3	54.5	40.8	35.7	99.7
Postretirement benefits (b)	172.5	16.1	15.2	14.5	13.6	12.7	100.4
Pension funding contribution (c)	40.4	40.4	—	—	—	—	—
Purchase obligations (d)	173.2	108.4	17.7	7.6	7.6	7.5	24.4
Other long-term liabilities (e)	81.4	17.3	—	—	—	—	—
Unrecognized tax benefits (f)	90.4	—	—	—	—	—	—
Total	$3,510.5	$318.7	$157.1	$133.5	$118.9	$112.8	$2,515.0

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $45.0 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2013 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2013 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)
This item includes long-term obligations under agreements with various service providers, contractual commitments for capital expenditures and contractually required cash payments for acquisitions. Amounts payable in 2013 include $84.4 million for acquisition of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd in October 2012. See Note 19 in the Financial Statements for more information regarding the acquisition.

(e)
Other long-term liabilities include environmental liabilities net of related receivables, asset retirement obligations and indemnifications. Amounts subsequent to 2013 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

(f)
Amount for unrecognized tax benefits includes accrued interest and penalties. We are unable to make a reasonably reliable estimate of when the liabilities for unrecognized tax benefits will be settled or paid.

Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional and operating segment performance from the activities of our businesses without the effect of changes in currency rates or acquisitions. We use organic sales as one measure to monitor and evaluate our regional and operating segment performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the currency exchange rates that were in effect during the prior year. We determine the effect of acquisitions by excluding sales in the current period for which there are no sales in the comparable prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.

The following is a reconciliation of our reported sales to organic sales (in millions):

						Year Ended September 30, 2011
	Year Ended September 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,067.3	$3.3	$3,070.6	$(2.3)	$3,068.3	$2,917.8
Canada	464.3	9.4	473.7	—	473.7	396.2
Europe, Middle East and Africa	1,280.6	98.3	1,378.9	(33.1)	1,345.8	1,267.6
Asia-Pacific	942.4	11.8	954.2	(1.3)	952.9	910.6
Latin America	504.8	43.1	547.9	—	547.9	508.2
Total Company Sales	$6,259.4	$165.9	$6,425.3	$(36.7)	$6,388.6	$6,000.4

						Year Ended September 30, 2010
	Year Ended September 30, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,917.8	$(6.7)	$2,911.1	$(0.6)	$2,910.5	$2,456.2
Canada	396.2	(21.5)	374.7	—	374.7	321.0
Europe, Middle East and Africa	1,267.6	(42.8)	1,224.8	(15.8)	1,209.0	987.3
Asia-Pacific	910.6	(52.4)	858.2	(0.3)	857.9	724.3
Latin America	508.2	(30.4)	477.8	—	477.8	368.2
Total Company Sales	$6,000.4	$(153.8)	$5,846.6	$(16.7)	$5,829.9	$4,857.0
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended September 30, 2011
	Year Ended September 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,650.4	$73.5	$2,723.9	$—	$2,723.9	$2,594.3
Control Products & Solutions	3,609.0	92.4	3,701.4	(36.7)	3,664.7	3,406.1
Total Company Sales	$6,259.4	$165.9	$6,425.3	$(36.7)	$6,388.6	$6,000.4

						Year Ended September 30, 2010
	Year Ended September 30, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,594.3	$(64.5)	$2,529.8	$—	$2,529.8	$2,115.0
Control Products & Solutions	3,406.1	(89.3)	3,316.8	(16.7)	3,300.1	2,742.0
Total Company Sales	$6,000.4	$(153.8)	$5,846.6	$(16.7)	$5,829.9	$4,857.0

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
Our global pension expense in 2012 was $104.7 million compared to $91.4 million in 2011. Approximately 72 percent of our 2012 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2012 U.S. pension expense included the following: discount rate of 5.20 percent (compared to 5.60 percent for 2011); expected rate of return on plan assets of 8.00 percent (compared to 8.00 percent for 2011); and an assumed long-term compensation increase rate of 4.00 percent (compared to 4.00 percent for 2011).
In 2012, 2011 and 2010, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary contributions of $300.0 million, $150.0 million, and $150.0 million to our U.S pension plans in 2012, 2011, and 2010, respectively.
We estimate our pension expense will be approximately $168.8 million in 2013, an increase of approximately $64.1 million from 2012, of which $20.6 million and $43.5 million relate to operating and non-operating pension costs, respectively. Further information on operating and non-operating pension costs is provided in "Introduction of new non-GAAP measures and changes to definition of segment operating earnings for fiscal 2013" section in Part II, Item 7. "Management's Discussion and Analysis".
For 2013, our U.S. discount rate will decrease to 4.15 percent. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. We have assumed a U.S. long-term compensation increase rate of 4.00 percent in 2013. We established this rate by analyzing all elements of compensation that are pension-eligible earnings. Our expected rate of return on U.S. plan assets will remain at 8.00 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plans’ invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The target allocations and ranges of expected return for our major categories of U.S. plan assets are as follows:

Asset Category	Target Allocations	Expected Return
Equity Securities	55%	9%	–	10%
Debt Securities	40%	4%	–	6%
Other	5%	6%	–	11%
The financial markets produced strong results in 2012. The plan’s Debt Securities return exceeded the expected return range in 2012, as lower market interest rates resulted in higher bond values. The plan’s Equity Securities return exceeded the expected return range in 2012, largely due to higher U.S. equity returns. While the financial markets continue to experience volatility, we have not changed our expectation for long-term returns for the asset categories in which our plan assets are invested. Actual return for our portfolio of U.S. plan assets was approximately 6.60 percent annualized for the 15 years ended September 30, 2012, and was approximately 9.00 percent annualized for the 20 years ended September 30, 2012.
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

The following chart illustrates the estimated change in benefit obligation and annual net periodic pension cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost
Discount rate	$121.3	$11.0
Return on plan assets	—	5.9
Compensation increase rate	23.6	4.8
More information regarding pension benefits is contained in Note 12 in the Financial Statements.
Revenue Recognition
For approximately 80 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence (VSOE), which is based on the separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $10.7 million.

Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of offset exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $176.6 million at September 30, 2012 and $162.0 million at September 30, 2011, of which $7.9 million at September 30, 2012 and $8.0 million at September 30, 2011 was included as an offset to accounts receivable.
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
Our accrual for environmental matters was $45.2 million, net of related receivables of $32.1 million, at September 30, 2012 and $41.1 million, net of related receivables of $32.5 million, at September 30, 2011. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in remediation procedures at existing legacy sites or discovery of contamination at additional sites could result in increases to our environmental obligations.
Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $22.3 million at September 30, 2012 and $20.1 million at September 30, 2011.
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
We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $3.4 million in other current liabilities and $22.4 million in other liabilities at September 30, 2012 and $4.7 million in other current liabilities and $23.9 million in other liabilities at September 30, 2011.

In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure is capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $13.5 million, of which $1.6 million has been accrued in other current liabilities at September 30, 2012 and 2011, and $8.8 million and $10.1 million has been accrued in other liabilities at September 30, 2012 and 2011, respectively. A significant change in the costs or timing could have a significant effect on our estimates.
More information regarding litigation, claims and contingencies is contained in Note 16 in the Financial Statements.
Income Taxes
We operate in numerous taxing jurisdictions and are subject to regular examinations by U.S. Federal, state and non-U.S. jurisdictions. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $70.3 million at September 30, 2012 and $75.1 million at September 30, 2011. The amount of net unrecognized tax benefits that would reduce our effective tax rate for continuing operations if recognized was $23.3 million at September 30, 2012 and $30.2 million at September 30, 2011. We recognize interest and penalties related to income taxes in income tax expense. Total accrued interest and penalties were $20.1 million at September 30, 2012 and $16.9 million at September 30, 2011. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $1.2 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss, tax credit, and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $31.8 million at September 30, 2012 and $32.8 million at September 30, 2011 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more Carryforwards or certain temporary differences than currently expected.
Our consolidated financial statements provide for tax liability on undistributed earnings of our subsidiaries that will be repatriated to the U.S. As of September 30, 2012, we have not provided U.S. deferred taxes for $2,081.0 million of such earnings, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S.
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
More information regarding income taxes is contained in Note 15 in the Financial Statements.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $12.4 million and a liability of $23.0 million at September 30, 2012. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2012, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our revenues and results of operations, while in 2011 the relative weakening of the U.S. dollar had a favorable impact. While future changes in foreign currency exchange rates are difficult to predict, our revenues and profitability may be adversely affected if the U.S. dollar further strengthens relative to 2012 levels.
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
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2012 and 2011. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. Commercial paper borrowings outstanding at September 30, 2012 were $157.0 million with remaining maturities of 6 days at a weighted average interest rate of 0.27 percent. We had no outstanding commercial paper or bank borrowings at September 30, 2011. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2012, a 100 basis point increase in average market interest rates would have increased our interest expense by $2.7 million. Due to the low level of variable-rate borrowings in 2011, interest rate changes would not have had a material impact on interest expense.
We had outstanding fixed rate long-term debt obligations with a carrying value of $905.0 million at September 30, 2012 and 2011. The fair value of this debt was $1,187.9 million at September 30, 2012 and $1,125.4 million at September 30, 2011. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$903.9	$988.9
Short-term investments	350.0	—
Receivables	1,187.3	1,063.4
Inventories	619.0	641.7
Deferred income taxes	208.6	199.6
Other current assets	118.7	181.5
Total current assets	3,387.5	3,075.1
Property, net	587.1	561.4
Goodwill	948.8	952.6
Other intangible assets, net	209.5	218.0
Deferred income taxes	351.1	336.2
Other assets	152.5	141.6
Total	$5,636.5	$5,284.9
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$157.0	$—
Accounts payable	547.6	455.1
Compensation and benefits	246.4	319.6
Advance payments from customers and deferred revenue	204.1	189.0
Customer returns, rebates and incentives	168.7	154.0
Other current liabilities	207.8	212.2
Total current liabilities	1,531.6	1,329.9
Long-term debt	905.0	905.0
Retirement benefits	1,105.8	1,059.3
Other liabilities	242.4	242.7
Commitments and contingent liabilities (Note 16)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,416.7	1,381.4
Retained earnings	3,858.8	3,382.8
Accumulated other comprehensive loss	(1,225.3)	(992.9)
Common stock in treasury, at cost (shares held: 2012, 41.6; 2011, 39.5)	(2,379.9)	(2,204.7)
Total shareowners’ equity	1,851.7	1,748.0
Total	$5,636.5	$5,284.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Sales
Products and solutions	$5,656.1	$5,430.8	$4,357.9
Services	603.3	569.6	499.1
	6,259.4	6,000.4	4,857.0
Cost of sales
Products and solutions	(3,315.9)	(3,224.0)	(2,576.2)
Services	(420.8)	(386.0)	(344.4)
	(3,736.7)	(3,610.0)	(2,920.6)
Gross profit	2,522.7	2,390.4	1,936.4
Selling, general and administrative expenses	(1,491.7)	(1,461.2)	(1,323.3)
Other expense (Note 14)	(5.0)	(2.1)	(8.4)
Interest expense	(60.1)	(59.5)	(60.5)
Income from continuing operations before income taxes	965.9	867.6	544.2
Income tax provision (Note 15)	(228.9)	(170.5)	(103.8)
Income from continuing operations	737.0	697.1	440.4
Income from discontinued operations (Note 13)	—	0.7	23.9
Net income	$737.0	$697.8	$464.3
Basic earnings per share:
Continuing operations	$5.20	$4.88	$3.09
Discontinued operations	—	—	0.17
Net income	$5.20	$4.88	$3.26
Diluted earnings per share:
Continuing operations	$5.13	$4.79	$3.05
Discontinued operations	—	0.01	0.17
Net income	$5.13	$4.80	$3.22
Weighted average outstanding shares:
Basic	141.5	142.7	142.0
Diluted	143.4	145.2	144.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2012	2011	2010
Continuing operations:
Operating activities:
Net income	$737.0	$697.8	$464.3
Income from discontinued operations	—	(0.7)	(23.9)
Income from continuing operations	737.0	697.1	440.4
Adjustments to arrive at cash provided by operating activities:
Depreciation	103.9	96.5	95.7
Amortization of intangible assets	34.7	34.8	31.6
Share-based compensation expense	43.5	39.5	36.3
Retirement benefit expense	105.9	100.9	89.1
Pension trust contributions	(341.1)	(184.7)	(181.2)
Deferred income taxes	82.2	46.5	57.5
Net loss (gain) on disposition of property and investments	1.0	(0.9)	5.5
Income tax benefit from the exercise of stock options	0.7	3.1	0.6
Excess income tax benefit from share-based compensation	(18.5)	(38.1)	(16.1)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(135.7)	(207.2)	(131.7)
Inventories	21.4	(41.9)	(166.4)
Accounts payable	90.2	15.0	117.2
Compensation and benefits	(67.0)	16.9	143.9
Income taxes	35.7	49.2	(22.7)
Other assets and liabilities	24.8	17.0	(5.7)
Cash provided by operating activities	718.7	643.7	494.0

Investing activities:
Capital expenditures	(139.6)	(120.1)	(99.4)
Acquisition of businesses, net of cash acquired	(16.2)	(45.9)	—
Purchases of short-term investments	(487.5)	—	—
Proceeds from maturities of short-term investments	137.5	—	—
Proceeds from sale of property and investments	2.6	5.1	10.4
Cash used for investing activities	(503.2)	(160.9)	(89.0)

Financing activities:
Net issuance of short-term debt	157.0	—	—
Cash dividends	(247.4)	(211.0)	(173.6)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(259.4)	(298.7)	(118.8)
Proceeds from the exercise of stock options	49.0	174.0	35.2
Excess income tax benefit from share-based compensation	18.5	38.1	16.1
Other financing activities	(0.4)	(0.3)	(0.3)
Cash used for financing activities	(282.7)	(297.9)	(241.4)

Effect of exchange rate changes on cash	(16.8)	(5.8)	6.8

Cash (used for) provided by continuing operations	(84.0)	179.1	170.4

Discontinued operations:
Cash used for discontinued operating activities	(1.0)	(3.6)	(0.8)
Cash used for discontinued operations	(1.0)	(3.6)	(0.8)

(Decrease) increase in cash and cash equivalents	(85.0)	175.5	169.6
Cash and cash equivalents at beginning of year	988.9	813.4	643.8
Cash and cash equivalents at end of year	$903.9	$988.9	$813.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2012	2011	2010

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,381.4	1,344.2	1,304.8
Income tax benefits from share-based compensation	19.2	41.2	16.7
Share-based compensation expense	42.7	38.7	35.8
Shares delivered under incentive plans	(26.6)	(42.7)	(13.1)
Ending balance	1,416.7	1,381.4	1,344.2
Retained earnings
Beginning balance	3,382.8	2,912.4	2,667.2
Net income	737.0	697.8	464.3
Cash dividends (2012, $1.745 per share; 2011, $1.475 per share; 2010, $1.22 per share)	(247.4)	(211.0)	(173.6)
Shares delivered under incentive plans	(13.6)	(16.4)	(45.5)
Ending balance	3,858.8	3,382.8	2,912.4
Accumulated other comprehensive loss
Beginning balance	(992.9)	(841.2)	(727.5)
Other comprehensive loss	(232.4)	(151.7)	(113.7)
Ending balance	(1,225.3)	(992.9)	(841.2)
Treasury stock
Beginning balance	(2,204.7)	(2,136.4)	(2,109.5)
Purchases	(265.3)	(299.2)	(120.0)
Shares delivered under incentive plans	90.1	230.9	93.1
Ending balance	(2,379.9)	(2,204.7)	(2,136.4)
Total shareowners’ equity	$1,851.7	$1,748.0	$1,460.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2012	2011	2010
Net income	$737.0	$697.8	$464.3
Other comprehensive loss:
Pension and other postretirement benefit plan adjustments (net of tax benefit of $103.1, $93.2 and $71.8)	(192.4)	(178.7)	(126.6)
Currency translation adjustments	(35.0)	23.4	4.4
Net change in unrealized gains and losses on cash flow hedges (net of tax benefit of $3.1 and expense of $2.3 and $5.0)	(5.0)	3.9	8.3
Net change in unrealized gains and losses on investment securities, net of tax	—	(0.3)	0.2
Other comprehensive loss	(232.4)	(151.7)	(113.7)
Comprehensive income	$504.6	$546.1	$350.6
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we do not have control but exercise significant influence are accounted for using the equity method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.
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
Revenue Recognition
Product and solution revenues consist of industrial automation power, control and information; hardware and software products; and custom-engineered systems. Service revenues include multi-vendor customer technical support and repair, asset management and optimization consulting and training. All service revenue recorded in our results of operations is associated with our Control Products & Solutions segment.
For approximately 80 percent of our consolidated sales, we record sales when all of the following have occurred: an agreement of sale exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence (VSOE), which is based on the separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

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
Receivables
We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $28.0 million at September 30, 2012 and $26.1 million at September 30, 2011. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.9 million at September 30, 2012 and $8.0 million at September 30, 2011.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal use software, is stated at cost. We calculate depreciation of property using the straight-line method over 15 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment and 3 to 8 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $259.1 million in 2012, $254.4 million in 2011 and $198.9 million in 2010. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

Income Taxes
We account for uncertain tax positions by determining whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more-likely-than-not recognition threshold, we determine the amount of benefit to recognize in the financial statements based on our assertion of the most likely outcome resulting from an examination, including the resolution of any related appeals or litigation processes.
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2012 (2.3 million shares), 2011 (2.1 million shares) and 2010 (4.9 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2012	2011	2010
Income from continuing operations	$737.0	$697.1	$440.4
Less: Allocation to participating securities	(1.4)	(1.4)	(1.0)
Income from continuing operations available to common shareowners	$735.6	$695.7	$439.4
Income from discontinued operations	$—	$0.7	$23.9
Less: Allocation to participating securities	—	—	(0.1)
Income from discontinued operations available to common shareowners	$—	$0.7	$23.8

Net income	$737.0	$697.8	$464.3
Less: Allocation to participating securities	(1.4)	(1.4)	(1.1)
Net income available to common shareowners	$735.6	$696.4	$463.2
Basic weighted average outstanding shares	141.5	142.7	142.0
Effect of dilutive securities
Stock options	1.6	2.1	1.7
Performance shares	0.3	0.4	0.3
Diluted weighted average outstanding shares	143.4	145.2	144.0
Basic earnings per share:
Continuing operations	$5.20	$4.88	$3.09
Discontinued operations	—	—	0.17
Net income	$5.20	$4.88	$3.26
Diluted earnings per share:
Continuing operations	$5.13	$4.79	$3.05
Discontinued operations	—	0.01	0.17
Net income	$5.13	$4.80	$3.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

Share-Based Compensation
We recognize share-based compensation expense for equity awards on a straight-line basis over the service period of the award based on the fair value of the award as of the grant date.
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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (FASB) issued guidance to amend and simplify the rules related to testing indefinite-lived intangible assets other than goodwill for impairment. The revised guidance allows an entity to perform an initial qualitative assessment, based on the entity’s events and circumstances, to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of this qualitative assessment determine whether it is necessary to perform the quantitative impairment test. The new guidance is effective for us beginning October 1, 2012. The adoption of this guidance will not have a material effect on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Acquisitions
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
The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of these acquisitions are:

	2012		2011
(in millions, except useful lives)	Fair Value	Wtd. Avg. Useful Life	Fair Value	Wtd. Avg. Useful Life
Customer relationships			$14.3	14 years
Technology	3.2	10 years	1.5	10 years
Trademarks			1.3	2 years
Other intangible assets			0.6	4 years
The results of operations of the acquired businesses have been included in our Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of these acquisitions are not material to our results of operations or financial position.

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2012 and 2011 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2010	$385.5	$527.0	$912.5
Acquisition of businesses	—	34.8	34.8
Translation and other	1.2	4.1	5.3
Balance as of September 30, 2011	386.7	565.9	952.6
Translation and other	1.0	(4.8)	(3.8)
Balance as of September 30, 2012	$387.7	$561.1	$948.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and Other Intangible Assets - (Continued)

Other intangible assets consist of (in millions):

	September 30, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$123.4	$61.2	$62.2
Customer relationships	72.6	30.7	41.9
Technology	88.9	50.9	38.0
Trademarks	32.1	12.9	19.2
Other	21.4	16.9	4.5
Total amortized intangible assets	338.4	172.6	165.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$382.1	$172.6	$209.5

	September 30, 2011
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$101.2	$45.3	$55.9
Customer relationships	72.4	23.2	49.2
Technology	85.1	44.0	41.1
Trademarks	31.2	9.0	22.2
Other	21.6	15.7	5.9
Total amortized intangible assets	311.5	137.2	174.3
Intangible assets not subject to amortization	43.7	—	43.7
Total	$355.2	$137.2	$218.0
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $15.9 million in 2012, $16.8 million in 2011 and $13.6 million in 2010.
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $31.1 million in 2013, $32.7 million in 2014, $27.0 million in 2015, $23.4 million in 2016 and $19.4 million in 2017.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment during the second quarter of 2012 and concluded these assets are not impaired.
4. Inventories
Inventories consist of (in millions):

	September 30,
	2012	2011
Finished goods	$262.5	$265.0
Work in process	149.5	139.4
Raw materials, parts and supplies	207.0	237.3
Inventories	$619.0	$641.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Property, net
Property consists of (in millions):

	September 30,
	2012	2011
Land	$3.7	$3.8
Buildings and improvements	292.5	277.2
Machinery and equipment	1,022.1	996.3
Internal-use software	414.6	368.5
Construction in progress	65.7	74.7
Total	1,798.6	1,720.5
Less accumulated depreciation	(1,211.5)	(1,159.1)
Property, net	$587.1	$561.4
6. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2012	2011
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(45.0)	(45.0)
Long-term debt	$905.0	$905.0
At September 30, 2012 and 2011, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not borrowed against this credit facility at September 30, 2012 or 2011. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at September 30, 2012 and 2011. Separate short-term unsecured credit facilities of approximately $120.6 million at September 30, 2012 were available to non-U.S. subsidiaries. There were no significant commitment fees or compensating balance requirements under any of our credit facilities. Borrowings under our credit facilities during fiscal 2012 and 2011 were not significant.
Our short-term debt obligations primarily relate to commercial paper borrowings. At September 30, 2012, commercial paper outstanding was $157.0 million. At September 30, 2012 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.27 percent and six days, respectively. At September 30, 2011, we had no commercial paper borrowings outstanding.
Interest payments were $59.0 million during 2012, $60.1 million during 2011 and $59.4 million during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2012	2011
Unrealized losses on foreign exchange contracts (Note 9)	$21.5	$6.3
Product warranty obligations (Note 8)	37.8	38.5
Taxes other than income taxes	37.1	40.0
Accrued interest	15.6	15.6
Income taxes payable	14.7	31.0
Other	81.1	80.8
Other current liabilities	$207.8	$212.2
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
Changes in product warranty obligations are (in millions):

	September 30,
	2012	2011
Balance at beginning of period	$38.5	$37.3
Warranties recorded at time of sale	35.0	38.2
Adjustments to pre-existing warranties	(2.1)	(3.9)
Settlements of warranty claims	(33.6)	(33.1)
Balance at end of period	$37.8	$38.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2012, 2011, or 2010. We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. Most of our forward exchange contracts are denominated in currencies of major industrial countries. The notional values of our forward exchange contracts outstanding at September 30, 2012 were $994.6 million, of which $614.6 million were designated as cash flow hedges. Currency pairs (buy / sell) comprising the most significant contract notional value were United States dollar (USD) / euro, USD / Canadian dollar, Swiss franc / euro, Swiss franc / USD, Singapore dollar / USD, and Swiss franc / Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. We had $14.6 million and $14.1 million of foreign currency denominated debt designated as net investment hedges at September 30, 2012 and 2011, respectively.
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

Level 3:	Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	September 30, 2011
Forward exchange contracts	Other current assets	$8.7	$15.9
Forward exchange contracts	Other assets	1.3	1.6
Forward exchange contracts	Other current liabilities	(8.4)	(5.9)
Forward exchange contracts	Other liabilities	(1.5)	(1.4)
Total		$0.1	$10.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Derivative Instruments and Fair Value Measurement - (Continued)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	September 30, 2011
Forward exchange contracts	Other current assets	$2.3	$12.1
Forward exchange contracts	Other assets	0.1	—
Forward exchange contracts	Other current liabilities	(13.1)	(0.4)
Total		$(10.7)	$11.7
The pre-tax amount of (losses) gains recorded in other comprehensive loss related to hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2012	2011	2010
Forward exchange contracts (cash flow hedges)	$(1.7)	$3.0	$9.0
Foreign currency denominated debt (net investment hedges)	(0.5)	(0.2)	—
Total	$(2.2)	$2.8	$9.0
Approximately $0.3 million ($0.2 million net of tax) of net unrealized gains on cash flow hedges as of September 30, 2012 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related losses and gains on the hedged items during the periods presented, was:

	2012	2011	2010
Sales	$(1.1)	$0.3	$(2.2)
Cost of sales	7.5	(3.5)	(2.2)
Total	$6.4	$(3.2)	$(4.4)
The amount recognized in earnings as a result of ineffective hedges was not significant.
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations during the periods presented was:

	2012	2011	2010
Other expense	$(21.9)	$6.2	$(15.8)
Cost of sales	—	0.4	(0.4)
Total	$(21.9)	$6.6	$(16.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Derivative Instruments and Fair Value Measurement - (Continued)

We also hold financial instruments consisting of cash, short-term investments, short-term debt and long-term debt. The fair values of our cash, short-term investments and short-term debt approximate their carrying amounts as reported in our Consolidated Balance Sheet due to the short-term nature of these instruments. We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$903.9	$903.9	$779.4	$124.5	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	157.0	157.0	—	157.0	—
Long-term debt	905.0	1,187.9	—	1,187.9	—

	September 30, 2011
	Carrying Value	Fair Value
Long-term debt	$905.0	$1,125.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareowners’ Equity
Common Stock
At September 30, 2012, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2012, 19.1 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2012	2011	2010
Beginning balance	141.9	141.7	142.1
Treasury stock purchases	(3.7)	(4.0)	(2.2)
Shares delivered under incentive plans	1.6	4.2	1.8
Ending balance	139.8	141.9	141.7
During September 2012, we repurchased 110,000 shares of common stock for $7.6 million that did not settle until October 2012. During September 2011, we repurchased 30,000 shares of common stock for $1.7 million that did not settle until October 2011. These outstanding purchases were recorded in accounts payable at September 30, 2012 and 2011.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of (in millions):

	September 30,
	2012	2011
Pension and other postretirement benefit plan adjustments (Note 12)	$(1,226.0)	$(1,033.6)
Accumulated currency translation adjustments	0.5	35.5
Net unrealized gains on cash flow hedges	0.2	5.2
Accumulated other comprehensive loss	$(1,225.3)	$(992.9)
11. Share-Based Compensation
During 2012, 2011 and 2010 we recognized $43.5 million, $39.5 million and $36.3 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $13.8 million during 2012, $12.9 million during 2011 and $11.9 million during 2010. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2012, total unrecognized compensation cost related to share-based compensation awards was $39.9 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.
Our 2012 Long-Term Incentives Plan (2012 Plan) authorizes us to deliver up to 6.8 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2012 Plan, 2008 Long-Term Incentive Plan, as amended, or our 2000 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 6.9 million shares under our 2012 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2012. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Share-Based Compensation - (Continued)

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
The per share weighted average fair value of stock options granted during the years ended September 30, 2012, 2011 and 2010 was $23.49, $21.39 and $13.59, respectively. The total intrinsic value of stock options exercised was $43.9 million, $157.3 million and $49.7 million during 2012, 2011 and 2010, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2012	2011	2010
Average risk-free interest rate	1.06%	1.94%	2.15%
Expected dividend yield	2.29%	2.37%	3.16%
Expected volatility	0.43	0.39	0.41
Expected term (years)	5.3	5.5	5.5
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
A summary of stock option activity for the year ended September 30, 2012 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2011	7,781	$51.46
Granted	1,388	74.12
Exercised	(1,187)	41.58
Forfeited	(106)	65.97
Cancelled	(3)	54.21
Outstanding at September 30, 2012	7,873	56.75	6.5	$107.6
Vested or expected to vest at September 30, 2012	7,647	56.45	6.4	106.4
Exercisable at September 30, 2012	4,781	50.32	5.3	92.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Share-Based Compensation - (Continued)

A summary of performance share activity for the year ended September 30, 2012 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2011	382	$50.70
Granted	93	101.57
Vested	(173)	31.82
Forfeited	(5)	90.27
Outstanding at September 30, 2012	297	76.84
Maximum potential shares to be delivered in payment under the fiscal 2012 and 2011 awards are 179,144 shares and 146,220 shares, respectively. There will be a 173 percent payout of the target number of shares awarded in fiscal 2010, with a maximum of 232,337 shares to be delivered in payment under the awards in December 2012. There were 200 percent and 42 percent payouts of the target number of shares awarded in fiscal 2009 and 2008, with 345,432 and 43,767 shares delivered in payment under the awards in December 2011 and December 2010, respectively.
The per share fair value of performance share awards granted during the years ended September 30, 2012, 2011 and 2010 was $101.57, $87.00 and $54.81, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2012	2011	2010
Average risk-free interest rate	0.39%	0.63%	1.22%
Expected dividend yield	2.29%	2.01%	2.51%
Expected volatility (Rockwell Automation)	0.43	0.49	0.48
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
Restricted Stock and Restricted Stock Units
We grant restricted stock to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on restricted stock generally lapse over periods ranging from one to five years. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2012, 2011 and 2010 was $73.73, $69.00 and $43.76, respectively. The total fair value of shares vested during the years ended September 30, 2012, 2011, and 2010 was $6.2 million, $4.5 million, and $5.3 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2012 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2011	276	$47.52
Granted	84	73.73
Vested	(83)	31.97
Forfeited	(8)	80.55
Outstanding at September 30, 2012	269	59.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our UK pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We may, however, at our discretion, fund amounts in excess of the minimum amount required by laws and regulations, as we did in 2012, 2011 and 2010. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our United States employees and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$71.8	$70.1	$68.7	$2.2	$3.5	$3.8
Interest cost	167.6	163.9	159.7	7.2	10.2	12.5
Expected return on plan assets	(228.1)	(204.5)	(192.1)	—	—	—
Amortization:
Prior service credit	(2.3)	(2.2)	(3.8)	(10.6)	(10.6)	(10.6)
Net transition obligation	—	0.4	0.4	—	—	—
Net actuarial loss	94.7	63.7	42.1	2.4	6.4	8.4
Settlements	1.0	—	—	—	—	—
Net periodic benefit cost	$104.7	$91.4	$75.0	$1.2	$9.5	$14.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Benefit obligation at beginning of year	$3,482.6	$3,179.7	$157.7	$209.3
Service cost	71.8	70.1	2.2	3.5
Interest cost	167.6	163.9	7.2	10.2
Actuarial losses (gains)	597.0	220.5	24.0	(46.0)
Plan amendments	—	—	(3.1)	—
Plan participant contributions	5.4	5.7	10.4	11.0
Benefits paid	(176.6)	(182.4)	(26.6)	(30.2)
Currency translation and other	2.4	25.1	0.7	(0.1)
Benefit obligation at end of year	4,150.2	3,482.6	172.5	157.7
Plan assets at beginning of year	2,572.9	2,486.6	—	—
Actual return on plan assets	470.6	50.3	—	—
Company contributions	341.1	184.7	16.2	19.2
Plan participant contributions	5.4	5.7	10.4	11.0
Benefits paid	(176.6)	(182.4)	(26.6)	(30.2)
Currency translation and other	(0.1)	28.0	—	—
Plan assets at end of year	3,213.3	2,572.9	—	—
Funded status of plans	$(936.9)	$(909.7)	$(172.5)	$(157.7)

Net amount on balance sheet consists of:
Other assets	$0.8	$4.3	$—	$—
Compensation and benefits	(10.2)	(9.4)	(15.8)	(16.5)
Retirement benefits	(927.5)	(904.6)	(156.7)	(141.2)
Net amount on balance sheet	$(936.9)	$(909.7)	$(172.5)	$(157.7)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2012 and 2011 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension		Other Postretirement Benefits
	2012	2011	2012	2011
Prior service credit	$(0.3)	$(2.1)	$(21.8)	$(28.4)
Net actuarial loss	1,210.7	1,038.0	37.5	26.2
Net transition benefit	(0.1)	(0.1)	—	—
Total	$1,210.3	$1,035.8	$15.7	$(2.2)
During 2012, we recognized prior service credits of $12.9 million  ($8.2 million net of tax) and net actuarial losses of $97.1 million ($62.5 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2011. In 2013 we expect to recognize prior service credits of $13.3 million ($8.4 million net of tax), and net actuarial losses of $149.5 million ($96.0 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2012.
In 2012, 2011, and 2010 we made discretionary pre-tax contributions of $300.0 million, $150.0 million, and $150.0 million, respectively, to our U.S. qualified pension plan trust.
The accumulated benefit obligation for our pension plans was $3,865.3 million and $3,264.9 million at September 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2012	2011	2010	2012	2011	2010
U.S. Plans
Discount rate	5.20%	5.60%	6.20%	4.90%	5.10%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Compensation increase rate	4.00%	4.00%	4.30%	—	—	—
Non-U.S. Plans
Discount rate	4.15%	4.14%	4.67%	4.10%	4.75%	5.00%
Expected return on plan assets	5.93%	6.07%	6.18%	—	—	—
Compensation increase rate	3.03%	3.09%	2.88%	—	—	—
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2012	2011	2012	2011
U.S. Plans
Discount rate	4.15%	5.20%	3.85%	4.90%
Compensation increase rate	4.00%	4.00%	—	—
Healthcare cost trend rate(1)	—	—	8.00%	8.50%
Non-U.S. Plans
Discount rate	3.37%	4.15%	3.80%	4.10%
Compensation increase rate	3.03%	3.03%	—	—
Healthcare cost trend rate(2)	—	—	6.68%	7.12%
____________________

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
In determining the expected long-term rate of return on assets assumption, we consider actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. This resulted in the selection of the weighted average long-term rate of return on assets assumption. Our global weighted-average targeted and actual asset allocations at September 30, by asset category, are:

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2012	2011
Equity Securities	30%	–	65%	52%	52%	49%
Debt Securities	35%	–	50%	40%	41%	43%
Other	0%	–	35%	8%	7%	8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

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
As of September 30, 2012 and 2011, our pension plans do not own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2012 and 2011.
Common stock — Valued at the closing price reported on the active market on which the individual securities are traded.
Mutual funds — Valued at the closing price reported on the active market on which the individual funds are traded.
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
Common collective trusts — Valued at the net asset value (NAV) as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.
Private equity and alternative equity — Valued at the estimated fair value, as determined by the respective fund manager, based on the net asset value of the investment units held at year end which is subject to judgment.
Real estate - Consists of the direct investment into Swiss real estate (2011 only) and real estate funds. Real estate funds provide an indirect investment into a diversified and multi-sector portfolio of property assets. Real estate funds are valued at the most recent closing price reported on the SIX Swiss Exchange.
Insurance contracts — Valued at the aggregate amount of accumulated contribution and investment income less amounts used to make benefit payments and administrative expenses which approximates fair value.
Other — Consists of other fixed income investments and common collective trusts with a mix of equity and fixed income underlying assets. Other fixed income investments are valued at the most recent closing price reported on the active market on which the individual securities are traded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Refer to Note 9 for further information regarding levels in the fair value hierarchy. The following table presents our pension plans’ investments measured at fair value as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash	$0.4	$—	$—	$0.4
Equity securities:
Common stock	653.7	—	—	653.7
Mutual funds	160.0	—	—	160.0
Common collective trusts	—	530.5	—	530.5
Fixed income securities:
Corporate debt	—	525.9	—	525.9
Government securities	287.9	80.5	—	368.4
Common collective trusts	—	145.5	—	145.5
Other types of investments:
Private equity	—	—	83.2	83.2
Alternative equity	—	—	53.4	53.4
Insurance contracts	—	—	0.8	0.8
Non-U.S. Plans
Cash	26.8	—	—	26.8
Equity securities:
Common stock	39.3	—	—	39.3
Common collective trusts	—	296.9	—	296.9
Fixed income securities:
Corporate debt	—	68.7	—	68.7
Government securities	0.8	—	—	0.8
Common collective trusts	—	167.1	—	167.1
Other types of investments:
Real estate	—	46.2	—	46.2
Insurance contracts	—	—	38.5	38.5
Other	—	2.8	4.4	7.2
Total plan investments	$1,168.9	$1,864.1	$180.3	$3,213.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash	$0.4	$—	$—	$0.4
Equity securities:
Common stock	504.0	—	—	504.0
Mutual funds	144.2	—	—	144.2
Common collective trusts	—	317.5	—	317.5
Fixed income securities:
Corporate debt	—	347.6	—	347.6
Government securities	246.3	22.6	—	268.9
Common collective trusts	—	237.5	—	237.5
Other types of investments:
Private equity	—	—	85.0	85.0
Alternative equity	—	—	49.0	49.0
Insurance contracts	—	—	0.9	0.9
Non-U.S. Plans
Cash	32.2	—	—	32.2
Equity securities:
Common stock	31.5	—	—	31.5
Common collective trusts	—	257.8	—	257.8
Fixed income securities:
Corporate debt	—	52.1	—	52.1
Government securities	1.9	—	—	1.9
Common collective trusts	—	161.0	—	161.0
Other types of investments:
Real estate	—	42.2	3.9	46.1
Insurance contracts	—	—	26.9	26.9
Other	—	4.3	4.1	8.4
Total plan investments	$960.5	$1,442.6	$169.8	$2,572.9

The Company has corrected the classification of certain pension plan investments related to the fair value hierarchy and/or the investment category as of and for the year ended September 30, 2011. Within the fair value hierarchy in the table above, level 1 increased by $153 million, level 2 decreased by $202 million and level 3 increased by $49 million. We have also reflected the level 3 asset correction in the table below which summarizes changes in fair market value for our pension plans' level 3 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2012.

	Balance October 1,	Realized	Unrealized Gains	Purchases, Sales, Issuances, and Settlements,	Balance September 30,
	2011	Gains	(Losses)	Net	2012
U.S. Plans
Private equity	$85.0	$18.0	$(9.3)	$(10.5)	$83.2
Alternative equity	49.0	4.4	(1.4)	1.4	53.4
Insurance contracts	0.9	—	—	(0.1)	0.8
Non-U.S. Plans
Real estate	3.9	—	—	(3.9)	—
Insurance contracts	26.9	—	7.9	3.7	38.5
Other	4.1	—	0.1	0.2	4.4
	$169.8	$22.4	$(2.7)	$(9.2)	$180.3
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2011.

	Balance October 1,	Realized	Unrealized Gains	Purchases, Sales, Issuances, and Settlements,	Balance September 30,
	2010	Gains	(Losses)	Net	2011
U.S. Plans
Private equity	$62.2	$3.2	$13.3	$6.3	$85.0
Alternative equity	46.3	7.0	5.8	(10.1)	49.0
Insurance contracts	0.9	—	—	—	0.9
Non-U.S. Plans
Real estate	3.9	—	—	—	3.9
Insurance contracts	28.5	—	(4.7)	3.1	26.9
Other	7.4	—	0.2	(3.5)	4.1
	$149.2	$10.2	$14.6	$(4.2)	$169.8
Estimated Future Payments
We expect to contribute approximately $40 million related to our worldwide pension plans and $16 million to our postretirement benefit plans in 2013.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2013	$214.7	$16.1
2014	210.6	15.2
2015	215.6	14.5
2016	219.4	13.6
2017	226.5	12.7
2018 – 2022	1,275.1	54.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

Other Postretirement Benefits
A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage Point Increase		One-Percentage Point Decrease
	2012	2011	2012	2011
Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.2)	$(0.1)
Increase (decrease) to postretirement benefit obligation	2.4	2.7	(2.1)	(2.4)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2012 and 2011 are as follows (in millions):

	2012	2011
Projected benefit obligation	$3,850.4	$3,064.4
Accumulated benefit obligation	3,573.5	2,876.2
Fair value of plan assets	2,919.0	2,172.7
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $38.2 million in 2012, $31.2 million in 2011 and $23.3 million in 2010.
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
14. Other Expense
The components of other expense are (in millions):

	2012	2011	2010
Net gain (loss) on dispositions of securities and property	$(1.0)	$0.9	$(5.5)
Interest income	7.8	6.0	5.0
Royalty income	2.3	3.6	2.4
Environmental charges	(9.3)	(4.5)	(5.9)
Other	(4.8)	(8.1)	(4.4)
Other expense	$(5.0)	$(2.1)	$(8.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes
Selected income tax data from continuing operations (in millions):

	2012	2011	2010
Components of income before income taxes:
United States	$469.6	$364.3	$144.9
Non-United States	496.3	503.3	399.3
Total	$965.9	$867.6	$544.2

Components of the income tax provision:
Current:
United States	$71.3	$51.0	$9.7
Non-United States	72.3	75.0	36.7
State and local	3.1	(2.0)	(0.1)
Total current	146.7	124.0	46.3
Deferred:
United States	76.8	46.6	41.2
Non-United States	0.4	(5.2)	13.1
State and local	5.0	5.1	3.2
Total deferred	82.2	46.5	57.5
Income tax provision	$228.9	$170.5	$103.8

Total income taxes paid	$167.5	$118.6	$100.7
During 2012, we recognized net discrete tax benefits of $2.1 million primarily related to the favorable resolution of worldwide tax matters.
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
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.8	0.7	0.3
Non-United States taxes	(10.3)	(12.7)	(12.8)
Foreign tax credit utilization	0.4	0.9	1.3
Employee stock ownership plan benefit	(0.3)	(0.3)	(0.4)
Change in valuation allowances	(0.2)	0.8	(3.2)
Domestic manufacturing deduction	(1.1)	(0.8)	(0.2)
Resolution of prior period tax matters	(0.6)	(2.9)	(4.1)
Other	—	(1.0)	3.2
Effective income tax rate	23.7%	19.7%	19.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes - (Continued)

We operate in certain non-U.S. tax jurisdictions under various government sponsored tax incentive programs, which expire during 2016 through 2019 and may be extended if certain additional requirements are met. The tax incentive programs reduced our effective income tax rate by 4.3, 5.0 and 5.9 percentage points in 2012, 2011 and 2010, respectively.

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2012	2011
Current deferred income tax assets:
Compensation and benefits	$28.7	$26.1
Product warranty costs	14.3	14.1
Inventory	58.4	57.3
Allowance for doubtful accounts	15.6	15.2
Deferred credits	9.5	9.4
Returns, rebates and incentives	47.5	44.3
Self-insurance reserves	2.7	2.2
Restructuring reserves	2.4	1.1
Net operating loss carryforwards	3.7	1.6
U.S. federal tax credit carryforwards	—	8.4
State tax credit carryforwards	0.9	—
Other — net	24.9	19.9
Current deferred income tax assets	208.6	199.6
Long-term deferred income tax assets (liabilities):
Retirement benefits	$369.3	$335.4
Property	(90.3)	(80.3)
Intangible assets	(34.1)	(28.9)
Environmental reserves	13.7	11.9
Share-based compensation	40.1	33.6
Self-insurance reserves	6.2	5.7
Deferred gains	3.3	3.8
Net operating loss carryforwards	38.5	41.6
Capital loss carryforwards	17.2	18.3
U.S. federal tax credit carryforwards	1.5	1.5
State tax credit carryforwards	3.4	3.5
Other — net	14.1	22.9
Subtotal	382.9	369.0
Valuation allowance	(31.8)	(32.8)
Net long-term deferred income tax assets	351.1	336.2
Total deferred income tax assets	$559.7	$535.8
Total deferred tax assets were $715.9 million at September 30, 2012 and $682.8 million at September 30, 2011. Total deferred tax liabilities were $124.4 million at September 30, 2012 and $114.2 million at September 30, 2011.
We have not provided U.S. deferred taxes for $2,081.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes - (Continued)

Tax attributes and related valuation allowances at September 30, 2012 are (in millions):

	Tax Benefit	Valuation	Carryforward Period
Tax Attribute to be Carried Forward	Amount	Allowance	Ends
Non-United States net operating loss carryforward	$7.2	$5.3	2013-2022
Non-United States net operating loss carryforward	12.4	6.8	Indefinite
Non-United States capital loss carryforward	17.2	17.2	Indefinite
United States net operating loss carryforward	7.0	—	2019-2027
United States tax credit carryforward	1.5	—	2018-2027
State and local net operating loss carryforward	15.6	0.7	2012-2031
State tax credit carryforward	4.3	—	2015-2026
Subtotal — tax carryforwards	65.2	30.0
Other deferred tax assets	1.8	1.8	Indefinite
Total	$67.0	$31.8
During 2012, there was no material change in the valuation allowance. During 2011, the valuation allowance increased $6.1 million primarily due to the utilization of a non-U.S. capital loss carryforward.
Unrecognized Tax Benefits
We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and non-U.S. jurisdictions for various tax periods. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2012	2011	2010
Gross unrecognized tax benefits balance at beginning of year	$75.1	$66.3	$116.7
Additions based on tax positions related to the current year	—	22.3	6.3
Additions based on tax positions related to prior years	3.3	9.3	1.0
Reductions based on tax positions related to prior years	—	(0.6)	(12.0)
Reductions related to settlements with taxing authorities	(6.3)	(18.5)	(44.0)
Reductions related to lapses of statute of limitations	(2.4)	(3.0)	(3.7)
Effect of foreign currency translation	0.6	(0.7)	2.0
Gross unrecognized tax benefits balance at end of year	70.3	75.1	66.3
Offsetting tax benefits	(47.0)	(44.9)	(51.1)
Net unrecognized tax benefits	$23.3	$30.2	$15.2
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $70.3 million ($23.3 million net of offsetting tax benefits) as of September 30, 2012, $75.1 million ($30.2 million net of offsetting tax benefits) as of September 30, 2011 and $57.5 million ($9.5 million net of offsetting tax benefits) as of September 30, 2010. Offsetting tax benefits primarily consist of tax receivables that were recorded in other assets and foreign tax credit items that were recorded in deferred income taxes.
During 2012, there was no material change in the amount of gross unrecognized tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes - (Continued)

During the next 12 months, we believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $1.2 million and the amount of offsetting tax benefits could be reduced by up to $0.8 million as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to income taxes in income tax expense. Benefits (expense) recognized were $(3.1) million, $9.7 million, and $0.9 million during 2012, 2011 and 2010, respectively. Accrued interest and penalties were $20.1 million and $16.9 million at September 30, 2012 and 2011, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2003.
16. Commitments and Contingent Liabilities
Environmental Matters
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our liquidity and capital resources, competitive position, financial condition or results of operations.
We have been designated as a potentially responsible party at 13 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. We estimate the total reasonably possible costs we could incur for the remediation of Superfund sites at September 30, 2012 to be $14.3 million, of which $8.0 million has been accrued.
Various other lawsuits, claims and proceedings have been asserted against us alleging violations of federal, state and local environmental protection requirements, or seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2012, we have estimated the total reasonably possible costs we could incur from these matters to be $88.1 million. We have recorded environmental accruals for these matters of $38.9 million. In addition to the above matters, certain environmental liabilities are substantially indemnified by ExxonMobil Corporation. At September 30, 2012, we recorded a liability of $30.4 million and a receivable of $29.1 million for these matters. We estimate the total reasonably possible costs that we could incur from these matters to be $37.1 million.
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our liquidity and capital resources, competitive position, financial condition or results of operations. We cannot assess the possible effect of compliance with future requirements.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. We recorded $3.4 million in other current liabilities and $22.4 million in other liabilities for these obligations at September 30, 2012. At September 30, 2011, we recorded liabilities for these asset retirement obligations of $4.7 million in other current liabilities and $23.9 million in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Commitments and Contingent Liabilities - (Continued)

Lease Commitments
Rental expense was $115.0 million in 2012, $111.5 million in 2011 and $106.0 million in 2010. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $377.6 million as of September 30, 2012 and are payable as follows (in millions):

2013	$79.6
2014	67.3
2015	54.5
2016	40.8
2017	35.7
Beyond 2017	99.7
Total	$377.6
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $1.4 million as of September 30, 2012 and are receivable through 2017 at approximately $0.3 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
Other Matters
Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our business, financial condition or results of operations.
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are a few thousand claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our former Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We are also responsible for half of the costs and liabilities associated with asbestos cases against our former Rockwell International Corporation's divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
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
The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Commitments and Contingent Liabilities - (Continued)

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
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $13.5 million, of which $1.6 million has been accrued in other current liabilities and $8.8 million has been accrued in other liabilities at September 30, 2012. We recorded $1.6 million and $10.1 million in other current liabilities and other liabilities, respectively, at September 30, 2011 for these indemnifications.
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
17. Business Segment Information
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Business Segment Information - (Continued)

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

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including technical support and repair, customized safety solutions, asset management, training and predictive and preventative maintenance.

The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2012	2011	2010
Sales:
Architecture & Software	$2,650.4	$2,594.3	$2,115.0
Control Products & Solutions	3,609.0	3,406.1	2,742.0
Total	$6,259.4	$6,000.4	$4,857.0
Segment operating earnings:
Architecture & Software	$702.8	$659.1	$475.4
Control Products & Solutions	428.6	368.5	241.8
Total	1,131.4	1,027.6	717.2
Purchase accounting depreciation and amortization	(19.8)	(19.8)	(18.9)
General corporate-net	(85.6)	(80.7)	(93.6)
Interest expense	(60.1)	(59.5)	(60.5)
Income from continuing operations before income taxes	$965.9	$867.6	$544.2
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
Redefining segment operating earnings for fiscal 2013
Beginning in fiscal 2013, we are changing our definition of segment operating earnings to also exclude non-operating pension costs. Non-operating pension costs consist of defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impacts of any plan curtailments or settlements. We will continue to include service cost and amortization of prior service cost in the business segment that incurred the expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Business Segment Information - (Continued)

The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2012	2011	2010
Identifiable assets:
Architecture & Software	$1,648.4	$1,608.4	$1,238.8
Control Products & Solutions	2,270.7	2,116.1	1,897.1
Corporate	1,717.4	1,560.4	1,612.4
Total	$5,636.5	$5,284.9	$4,748.3
Depreciation and amortization:
Architecture & Software	$61.6	$60.0	$54.0
Control Products & Solutions	57.1	51.4	54.3
Corporate	0.1	0.1	0.1
Total	118.8	111.5	108.4
Purchase accounting depreciation and amortization	19.8	19.8	18.9
Total	$138.6	$131.3	$127.3
Capital expenditures for property:
Architecture & Software	$24.6	$28.1	$33.0
Control Products & Solutions	55.3	38.2	26.6
Corporate	59.7	53.8	39.8
Total	$139.6	$120.1	$99.4
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $318.0 million, $315.7 million and $293.2 million at September 30, 2012, 2011 and 2010, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $59.7 million, $53.8 million and $39.1 million in 2012, 2011 and 2010, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2012	2011	2010	2012	2011	2010
United States	$3,067.3	$2,917.8	$2,456.2	$458.8	$446.1	$424.9
Canada	464.3	396.2	321.0	8.6	9.2	9.7
Europe, Middle East and Africa	1,280.6	1,267.6	987.3	41.6	42.6	40.3
Asia-Pacific	942.4	910.6	724.3	39.4	36.8	34.2
Latin America	504.8	508.2	368.2	38.7	26.7	27.8
Total	$6,259.4	$6,000.4	$4,857.0	$587.1	$561.4	$536.9
We attribute sales to the geographic regions based on the country of destination.
In the United States, Canada and certain other countries, we sell our products primarily through independent distributors. In the remaining countries, we sell products through a combination of direct sales and sales through distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2012, 2011 and 2010, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Quarterly Financial Information (Unaudited)

	2012 Quarters
	First	Second	Third	Fourth	2012
	(in millions, except per share amounts)
Sales	$1,473.9	$1,561.1	$1,560.4	$1,664.0	$6,259.4
Gross profit	618.7	618.3	631.5	654.2	2,522.7
Income before income taxes	242.9	223.3	244.8	254.9	965.9
Net income	183.3	167.8	190.7	195.2	737.0
Earnings per share:
Basic	1.29	1.18	1.34	1.39	5.20
Diluted	1.27	1.16	1.33	1.38	5.13

	2011 Quarters
	First	Second	Third	Fourth	2011
	(in millions, except per share amounts)
Sales	$1,365.8	$1,464.1	$1,516.2	$1,654.3	$6,000.4
Gross profit	543.9	576.5	606.8	663.2	2,390.4
Income from continuing operations before income taxes	186.7	203.6	221.2	256.1	867.6
Income from continuing operations	150.1	166.4	178.8	201.8	697.1
Income from discontinued operations (a)	—	—	0.7	—	0.7
Net income	150.1	166.4	179.5	201.8	697.8
Basic earnings per share:
Continuing operations	1.06	1.16	1.24	1.41	4.88
Discontinued operations (a)	—	—	0.01	—	—
Net income	1.06	1.16	1.25	1.41	4.88
Diluted earnings per share:
Continuing operations	1.04	1.14	1.22	1.39	4.79
Discontinued operations (a)	—	—	0.01	—	0.01
Net income	1.04	1.14	1.23	1.39	4.80
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

(a)	See Note 13 for more information on discontinued operations.

19. Subsequent Event
In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd. (Harbin), a leading manufacturer of medium voltage drives, direct current power supplies, switch gear and wind inverters, headquartered in Harbin, China. The acquisition strengthened our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products. The preliminary purchase price of the acquisition was $84.4 million. The accounting for the Harbin acquisition was incomplete at the time we issued our financial statements. Accordingly, it is impracticable for us to make certain business combination disclosures such as the amount of goodwill and intangibles acquired and the amount of goodwill expected to be deductible for tax purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareowners’ equity, cash flows, and comprehensive income for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 19, 2012

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2012, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.
The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. Additional implementations will occur at the remaining locations of our company throughout fiscal 2013-2014.

Item 9B.    Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Information about Director Nominees and Continuing Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.
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
Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Director Compensation and Compensation Committee Report in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Ownership of Equity Securities of the Company in the Proxy Statement.
The following table provides information as of September 30, 2012 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareowners	8,484,725	(1)	$56.75	7,171,114	(2)
Equity compensation plans not approved by shareowners	—		n/a	—
Total	8,484,725		$56.75	7,171,114

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents 6,883,453 and 287,661 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the Proxy Statement.
Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Proposal to Approve the Selection of Independent Registered Public Accounting Firm in the Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2012, 2011 and 2010

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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
3-b
By-Laws of the Company, as amended and restated effective September 5, 2012, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 11, 2012, are hereby incorporated by reference.

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
_________________________

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

*10-a-5
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2012, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, is hereby incorporated by reference.

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

*10-b-7
Form of Restricted Stock Agreement under the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2005, is hereby incorporated by reference.

*10-b-8
Memorandum of Proposed Amendment and Restatement of the Company’s 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-9
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

*10-c-10
Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after November 30, 2011, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, is hereby incorporated by reference.

*10-c-11
Form of Restricted Stock Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for shares of restricted stock awarded to executive officers of the Company after November 30, 2011, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, is hereby incorporated by reference.

*10-c-12
Form of Performance Share Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for performance shares awarded to executive officers of the Company after November 30, 2011, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 is hereby incorporated by reference.

*10-c-13	Copy of the Company's 2012 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-180557), is hereby incorporated by reference.
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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2012.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
Dated: November 19, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 19th day of November 2012 by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2012, 2011 and 2010

	Balance at	Additions
	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
	(in millions)
Description
*Year ended September 30, 2012
Allowance for doubtful accounts (a)	$28.9	$7.8	$—	$5.9	$30.8
Valuation allowance for deferred tax assets	32.8	1.0	0.5	2.5	31.8
*Year ended September 30, 2011
Allowance for doubtful accounts (a)	$20.7	$10.2	$—	$2.0	$28.9
Valuation allowance for deferred tax assets	26.7	10.6	—	4.5	32.8
*Year ended September 30, 2010
Allowance for doubtful accounts (a)	$24.6	$0.7	$—	$4.6	$20.7
Valuation allowance for deferred tax assets	43.8	2.3	—	19.4	26.7

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2012.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.