Form 10-Q
period 2012-12-31
ROCKWELL AUTOMATION INC
filed 2013-02-06
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2012
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
+1 (414) 382-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
139,803,729 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2012.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$954.3	$903.9
Short-term investments	350.0	350.0
Receivables	1,125.7	1,187.3
Inventories	646.6	619.0
Deferred income taxes	200.5	208.6
Other current assets	115.5	118.7
Total current assets	3,392.6	3,387.5
Property, net of accumulated depreciation of $1,241.3 and $1,211.5, respectively	579.5	587.1
Goodwill	1,025.3	948.8
Other intangible assets, net	216.8	209.5
Deferred income taxes	345.3	351.1
Other assets	151.6	152.5
Total	$5,711.1	$5,636.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$253.0	$157.0
Accounts payable	481.2	547.6
Compensation and benefits	152.0	246.4
Advance payments from customers and deferred revenue	224.0	204.1
Customer returns, rebates and incentives	178.9	168.7
Other current liabilities	198.8	207.8
Total current liabilities	1,487.9	1,531.6
Long-term debt	905.0	905.0
Retirement benefits	1,109.9	1,105.8
Other liabilities	240.5	242.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,419.4	1,416.7
Retained earnings	3,949.5	3,858.8
Accumulated other comprehensive loss	(1,180.1)	(1,225.3)
Common stock in treasury, at cost (shares held: December 31, 2012 and September 30, 2012, 41.6)	(2,402.4)	(2,379.9)
Total shareowners’ equity	1,967.8	1,851.7
Total	$5,711.1	$5,636.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2012	2011
Sales
Products and solutions	$1,334.2	$1,325.5
Services	155.0	148.4
	1,489.2	1,473.9
Cost of sales
Products and solutions	(774.8)	(752.8)
Services	(107.1)	(102.4)
	(881.9)	(855.2)
Gross profit	607.3	618.7
Selling, general and administrative expenses	(373.5)	(362.4)
Other (expense) income	(1.2)	1.6
Interest expense	(15.4)	(15.0)
Income before income taxes	217.2	242.9
Income tax provision	(55.8)	(59.6)
Net income	$161.4	$183.3
Earnings per share:
Basic	$1.16	$1.29
Diluted	$1.14	$1.27

Cash dividends per share	$0.47	$0.425
Weighted average outstanding shares:
Basic	139.3	141.8
Diluted	141.2	143.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2012	2011
Net income	$161.4	$183.3
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments	21.9	13.5
Currency translation adjustments	24.3	(45.8)
Net unrealized losses on cash flow hedges	(1.0)	(2.7)
Other comprehensive income (loss)	45.2	(35.0)
Comprehensive income	$206.6	$148.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2012	2011
Continuing operations:
Operating activities:
Net income	$161.4	$183.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	27.0	23.9
Amortization of intangible assets	8.2	8.7
Share-based compensation expense	11.2	11.4
Retirement benefit expense	42.8	26.2
Pension trust contributions	(9.3)	(309.2)
Net loss on disposition of property and investments	—	0.1
Income tax benefit from the exercise of stock options	0.5	—
Excess income tax benefit from share-based compensation	(10.6)	(9.8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	69.3	1.5
Inventories	(22.4)	(45.1)
Accounts payable	(60.7)	3.1
Compensation and benefits	(90.4)	(150.8)
Income taxes	33.6	57.0
Other assets and liabilities	6.7	10.7
Cash provided by (used for) operating activities	167.3	(189.0)

Investing activities:
Capital expenditures	(21.6)	(31.6)
Acquisition of businesses, net of cash acquired	(84.4)	(10.9)
Purchases of short-term investments	(87.5)	(150.0)
Proceeds from maturities of short-term investments	87.5	—
Proceeds from sale of property and investments	0.2	1.8
Cash used for investing activities	(105.8)	(190.7)

Financing activities:
Net issuance of short-term debt	96.0	350.0
Cash dividends	(65.5)	(60.3)
Purchases of treasury stock	(92.9)	(9.7)
Proceeds from the exercise of stock options	38.1	5.2
Excess income tax benefit from share-based compensation	10.6	9.8
Other financing activities	—	(0.1)
Cash (used for) provided by financing activities	(13.7)	294.9

Effect of exchange rate changes on cash	9.6	(19.9)

Cash provided by (used for) continuing operations	57.4	(104.7)

Discontinued operations:
Cash used for discontinued operating activities	(7.0)	(0.2)
Cash used for discontinued operations	(7.0)	(0.2)

Increase (decrease) in cash and cash equivalents	50.4	(104.9)
Cash and cash equivalents at beginning of period	903.9	988.9
Cash and cash equivalents at end of period	$954.3	$884.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results of operations for the three month period ended December 31, 2012 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $26.8 million at December 31, 2012 and $28.0 million at September 30, 2012. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.1 million at December 31, 2012 and $7.9 million at September 30, 2012.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Net income	$161.4	$183.3
Less: Allocation to participating securities	(0.2)	(0.4)
Net income available to common shareowners	$161.2	$182.9
Basic weighted average outstanding shares	139.3	141.8
Effect of dilutive securities
Stock options	1.6	1.7
Performance shares	0.3	0.4
Diluted weighted average outstanding shares	141.2	143.9
Earnings per share:
Basic	$1.16	$1.29
Diluted	$1.14	$1.27
For the three months ended December 31, 2012, share-based compensation awards for 2.2 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2011, share-based compensation awards for 2.4 million shares were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $11.2 million and $11.4 million of pre-tax share-based compensation expense during the three months ended December 31, 2012 and 2011, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Three Months Ended December 31,
	2012		2011
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,064	$25.11	1,378	$23.50
Performance shares	79	98.15	93	101.57
Restricted stock and restricted stock units	61	79.58	80	73.83
Unrestricted stock	7	69.38	9	54.55
3. Acquisitions
In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd. (Harbin) located in Harbin, China. The acquisition strengthened our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products. The purchase price of the acquisition was $84.8 million. We recorded goodwill of $70.7 million attributable to the assembled workforce with the technical expertise in designing, engineering, and manufacturing medium voltage drive products and served market expansion. We assigned the full amount of goodwill to our Control Products & Solutions segment. None of the goodwill recorded is expected to be deductible for tax purposes.
The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of this acquisition are (in millions, except useful lives):

	Fair Value	Wtd. Avg. Useful Life
Customer relationships	$7.1	10 years
Technology	3.0	5 years
Other intangible assets	1.0	5 years
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
4. Inventories
Inventories consist of (in millions):

	December 31, 2012	September 30, 2012
Finished goods	$276.5	$262.5
Work in process	158.6	149.5
Raw materials, parts and supplies	211.5	207.0
Inventories	$646.6	$619.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2012 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2012	$387.7	$561.1	$948.8
Acquisition of businesses	—	70.7	70.7
Translation	1.1	4.7	5.8
Balance as of December 31, 2012	$388.8	$636.5	$1,025.3
Other intangible assets consist of (in millions):

	December 31, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$127.4	$64.5	$62.9
Customer relationships	80.2	32.9	47.3
Technology	92.2	52.8	39.4
Trademarks	32.2	13.8	18.4
Other	22.5	17.4	5.1
Total amortized intangible assets	354.5	181.4	173.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$398.2	$181.4	$216.8

	September 30, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$123.4	$61.2	$62.2
Customer relationships	72.6	30.7	41.9
Technology	88.9	50.9	38.0
Trademarks	32.1	12.9	19.2
Other	21.4	16.9	4.5
Total amortized intangible assets	338.4	172.6	165.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$382.1	$172.6	$209.5
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $32.6 million in 2013, $34.2 million in 2014, $28.5 million in 2015, $24.9 million in 2016 and $20.9 million in 2017.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Short-term Debt
Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $253.0 million at December 31, 2012 and $157.0 million at September 30, 2012. At December 31, 2012, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.27 percent and nine days, respectively. At September 30, 2012, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.27 percent and six days, respectively.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2012	September 30, 2012
Unrealized losses on foreign exchange contracts	$13.0	$21.5
Product warranty obligations	36.2	37.8
Taxes other than income taxes	36.9	37.1
Accrued interest	15.0	15.6
Income taxes payable	27.5	14.7
Other	70.2	81.1
Other current liabilities	$198.8	$207.8
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
Changes in the product warranty obligations for the three months ended December 31, 2012 and 2011 are (in millions):

	Three Months Ended December 31,
	2012	2011
Balance at beginning of period	$37.8	$38.5
Accruals for warranties issued during the current period	8.2	9.6
Adjustments to pre-existing warranties	(1.0)	3.1
Settlements of warranty claims	(8.8)	(7.1)
Balance at end of period	$36.2	$44.1

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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended December 31, 2012. The notional values of our forward exchange contracts outstanding at December 31, 2012 were $1,011.1 million, of which $586.7 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Singapore dollar/USD, Swiss franc/USD, USD/Brazilian Real, Swiss franc/Canadian dollar and USD/Singapore dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At December 31, 2012 we had $14.7 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	September 30, 2012
Forward exchange contracts	Other current assets	$6.4	$8.7
Forward exchange contracts	Other assets	0.3	1.3
Forward exchange contracts	Other current liabilities	(6.8)	(8.4)
Forward exchange contracts	Other liabilities	(1.3)	(1.5)
Total		$(1.4)	$0.1

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2012	September 30, 2012
Forward exchange contracts	Other current assets	$3.1	$2.3
Forward exchange contracts	Other assets	—	0.1
Forward exchange contracts	Other current liabilities	(6.2)	(13.1)
Forward exchange contracts	Other liabilities	(0.3)	—
Total		$(3.4)	$(10.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of losses recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended December 31,
	2012	2011
Forward exchange contracts (cash flow hedges)	$(0.7)	$(1.9)
Foreign currency denominated debt (net investment hedges)	(0.1)	—
Total	$(0.8)	$(1.9)
Approximately $0.4 million ($0.1 million net of tax) of net unrealized losses on cash flow hedges as of December 31, 2012 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended December 31,
	2012	2011
Sales	$(0.4)	$(0.2)
Cost of sales	1.2	2.7
Total	$0.8	$2.5
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended December 31,
	2012	2011
Other (expense) income	$0.3	$(6.0)

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

	December 31, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$954.3	$954.3	$846.3	$108.0	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	253.0	253.0	—	253.0	—
Long-term debt	905.0	1,181.7	—	1,181.7	—

	September 30, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$903.9	$903.9	$779.4	$124.5	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	157.0	157.0	—	157.0	—
Long-term debt	905.0	1,187.9	—	1,187.9	—

ROCKWELL AUTOMATION, INC.

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2012	2011
Service cost	$23.1	$17.9
Interest cost	40.2	41.9
Expected return on plan assets	(56.8)	(57.0)
Amortization:
Prior service credit	(0.6)	(0.6)
Net actuarial loss	36.3	23.7
Net periodic benefit cost	$42.2	$25.9

	Other Postretirement Benefits
	Three Months Ended December 31,
	2012	2011
Service cost	$0.6	$0.5
Interest cost	1.6	1.8
Amortization:
Prior service credit	(2.7)	(2.6)
Net actuarial loss	1.1	0.6
Net periodic benefit cost	$0.6	$0.3
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
The effective tax rate for the three months ended December 31, 2012 was 25.7 percent. The effective rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $70.0 million ($23.0 million net of offsetting tax benefits) at December 31, 2012 and $70.3 million ($23.3 million net of offsetting tax benefits) September 30, 2012. These unrecognized tax benefits would reduce our effective tax rate if recognized. Offsetting tax benefits primarily consist of tax receivables that were recorded in other assets and foreign tax credit items that were recorded in deferred income taxes.
There was no material change in the amount of unrecognized tax benefits in the first three months of 2013. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $1.2 million and the amount of offsetting tax benefits could be reduced by up to $0.8 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $20.6 million and $20.1 million at December 31, 2012 and at September 30, 2012, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2012	2011
Sales
Architecture & Software	$657.5	$650.5
Control Products & Solutions	831.7	823.4
Total	$1,489.2	$1,473.9
Segment operating earnings
Architecture & Software	$183.2	$189.2
Control Products & Solutions	92.8	102.7
Total	276.0	291.9
Purchase accounting depreciation and amortization	(5.2)	(5.0)
General corporate – net	(18.5)	(20.2)
Non-operating pension costs[1]	(19.7)	(8.8)
Interest expense	(15.4)	(15.0)
Income before income taxes	$217.2	$242.9
1Beginning in fiscal 2013, we redefined segment operating earnings to exclude non-operating pension costs. Non-operating pension costs were reclassified to a separate line item within the above table for all periods presented. These costs were previously included in the operating earnings of each segment and in general corporate-net. Non-operating pension costs consist of defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impacts of any plan curtailments or settlements. These components of net periodic benefit cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operating performance of our business. We continue to include service cost and amortization of prior service cost in the business segment that incurred the expense as these components of net periodic benefit cost represent the operating cost of providing pension benefits to our employees.
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, non-operating pension costs, certain nonrecurring corporate initiatives, gains and losses from the disposition of businesses and purchase accounting depreciation and amortization. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended December 31, 2012 and 2011. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2012, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income for the year then ended (not presented herein); and in our report dated November 19, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 6, 2013

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, services and solutions and pricing pressures, and our ability to provide high quality products, services and solutions;

•	a disruption of our operations and supply chain due to natural disasters, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to protect confidential information and enforce our intellectual property rights;

•	our ability to successfully address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, services and solutions we sell or to alleged intellectual property infringements;

•	our ability to manage and mitigate the risks associated with our solutions business;

•	a disruption of our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity and globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for more information.
Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Results of Operations for a reconciliation of income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Results of Operations for a reconciliation of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

ROCKWELL AUTOMATION, INC.

Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products, services and solutions is driven by:

•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines, and the creation of new facilities or production lines;

•	investments in basic materials production capacity, partly in response to higher commodity pricing;

•	our customers’ needs for productivity and cost reduction, sustainable production (cleaner, safer and more energy efficient), quality assurance and overall global competitiveness;

•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the spending patterns of our customers due to their annual budgeting processes and their working schedule.
Long-term Strategy
Our vision of being the most valued global provider of innovative industrial automation and information products, services and solutions is supported by our growth and performance strategy, which seeks to:

•	achieve growth rates in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•	diversify our revenue streams by broadening our portfolio of products, services and solutions, expanding our global presence and serving a wider range of customer applications;

•	grow market share by gaining new customers and by capturing a larger share of existing customers’ spending;

•	enhance our market access by building our channel capability and partner network;

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
By implementing the strategy above, we seek to achieve our long-term financial goals that include revenue growth of 6-8 percent, double-digit EPS growth, return on invested capital in excess of 20 percent, free cash flow equal to about 100 percent of net income and 60 percent of our revenue outside the U.S, including 30 percent of revenue from emerging markets.

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the first quarter of 2013, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2011. Modest improvement in the Industrial Production Index and Industrial Equipment Spending, relatively stable Capacity Utilization, and the PMI remaining above 50 cause us to expect stronger growth in the second half of our fiscal year.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2013
Quarter ended:
December 2012	97.6	50.7	$202.8	78.5
Fiscal 2012
Quarter ended:
September 2012	97.4	51.5	198.0	78.6
June 2012	97.3	49.7	197.8	78.9
March 2012	96.7	53.4	190.7	78.7
December 2011	95.3	53.1	196.6	77.9
Fiscal 2011
Quarter ended:
September 2011	94.2	52.5	187.0	77.1
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Regional Trends
In the first quarter of 2013, sales to non-U.S. customers accounted for 49 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) as one indicator of the growth opportunities in each region where we do business. After a period of global economic slowdown, worldwide GDP growth is expected to stabilize in 2013, with a modest acceleration expected in the latter half of the year. Western Europe continues to operate in a recessionary environment, with potential for an improved outlook in some countries later in the year. The emerging markets in Europe, the Middle East and Africa (EMEA) are expected to continue strong growth for the remainder of the year. In Asia, China's economy is stabilizing but India's economy is very weak with no sign of improvement in the near term. In Latin America, Mexico's economy remains strong and Brazil's economy is returning to positive growth. We still expect that emerging markets will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of 2013 increased 1 percent compared to the first quarter of 2012. Organic sales increased 1.5 percent and currency translation reduced sales by less than 1 percentage point in the quarter. Strong growth in the United States and Latin America of 6 and 7 percent, respectively, was mostly offset by declines in the other regions, consistent with underlying market conditions. The end markets with the strongest sales growth for the quarter were transportation and oil and gas. The end markets with the weakest sales growth for the quarter were metals and mining.
We continued to execute our key initiatives:

•	Sales related to our process initiative declined approximately 2 percent in the first quarter of 2013 due to low beginning solutions backlog and project delays.

•	Logix organic sales in the first quarter of 2013 increased 5 percent year over year.

•
Organic sales in emerging markets were essentially flat year over year. Strong growth in emerging EMEA and Latin America was mostly offset by declines in Asia Pacific, particularly China and India. Emerging markets represented 20 percent of total company sales in the first quarter of 2013.

Total segment operating margin of 18.5 percent in the first quarter of 2013 was in line with our full year guidance.
Our Adjusted Effective Tax Rate in the first quarter of 2013 was 26.6 percent compared to 24.9 percent in the first quarter of 2012.
The American Taxpayer Relief Act ("Act") of 2012 was enacted on January 2, 2013. Under the Act, the federal research and development credit was extended for amounts paid or incurred after December 31, 2011 through December 31, 2013. As a result, we now expect our full-year Adjusted Effective Tax Rate for 2013 to be between 25 to 26 percent, down slightly from our previous guidance of 26 percent.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three months ended December 31, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Sales
Architecture & Software	$657.5	$650.5
Control Products & Solutions	831.7	823.4
Total sales (a)	$1,489.2	$1,473.9
Segment operating earnings[1]
Architecture & Software	$183.2	$189.2
Control Products & Solutions	92.8	102.7
Total segment operating earnings[2] (b)	276.0	291.9
Purchase accounting depreciation and amortization	(5.2)	(5.0)
General corporate — net	(18.5)	(20.2)
Non-operating pension costs[3]	(19.7)	(8.8)
Interest expense	(15.4)	(15.0)
Income before income taxes	217.2	242.9
Income tax provision	(55.8)	(59.6)
Net income	$161.4	$183.3

Diluted EPS	$1.14	$1.27

Adjusted EPS	$1.23	$1.31

Diluted weighted average outstanding shares	141.2	143.9
Total segment operating margin[2] (b/a)	18.5%	19.8%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

(3)
Beginning in fiscal 2013, we redefined segment operating earnings to exclude non-operating pension costs. Non-operating pension costs were reclassified to a separate line item within the above table for all periods presented. These costs were previously included in segment operating earnings and in general corporate-net. We continue to include service cost and amortization of prior service cost in the business segment that incurred the expense as these costs represent the operating cost of providing pension benefits to our employees.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects. We define non-operating pension costs as defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impacts of any plan curtailments or settlements. These components of net periodic benefit cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following is a reconciliation of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three months ended December 31, 2012 and 2011 (in millions, except per share amounts):

	Three Months Ended December 31,
	2012	2011
Income from continuing operations	$161.4	$183.3
Non-operating pension costs	19.7	8.8
Tax effect of non-operating pension costs	(7.2)	(3.1)
Adjusted Income	$173.9	$189.0

Diluted EPS from continuing operations	$1.14	$1.27
Non-operating pension costs per diluted share, before tax	0.14	0.06
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.02)
Adjusted EPS	$1.23	$1.31

Effective tax rate	25.7%	24.5%
Tax effect of non-operating pension costs	0.9%	0.4%
Adjusted Effective Tax Rate	26.6%	24.9%

ROCKWELL AUTOMATION, INC.

2013 First Quarter Compared to 2012 First Quarter

	Three Months Ended December 31,
(in millions, except per share amounts)	2012	2011	Change
Sales	$1,489.2	$1,473.9	$15.3
Income before income taxes	217.2	242.9	(25.7)
Diluted EPS	1.14	1.27	(0.13)
Adjusted EPS	1.23	1.31	(0.08)
Sales
Our sales increased 1 percent in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Organic sales increased 1.5 percent, and currency translation reduced sales by less than 1 percentage point in the three months ended December 31, 2012. Sales in our solutions and services businesses grew approximately 2 percent in the three months ended December 31, 2012. Product sales grew approximately 1 percent in the three months ended December 31, 2012. Pricing contributed less than 1 percentage point to growth during the period.
The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three months ended December 31, 2012 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales vs.
	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Three Months Ended December 31, 2011
United States	$761.1	6%	6%
Canada	106.3	1%	(2)%
Europe, Middle East and Africa	296.1	(6)%	(2)%
Asia-Pacific	197.4	(7)%	(9)%
Latin America	128.3	4%	7%
Total Sales	$1,489.2	1%	1.5%

•	Organic sales growth in the United States was driven primarily by transportation and oil and gas industries, as consumer industries lagged the region growth rate.

•	EMEA's organic sales declined due to flat OEM demand and lower beginning solutions backlog. EMEA emerging markets saw strong double-digit organic growth.

•	Asia-Pacific organic sales declined due to significant declines in China and India, partially offset by sales growth in the balance of the region.

•	Organic sales growth in Latin America was led by strong growth in Brazil.

ROCKWELL AUTOMATION, INC.

2013 First Quarter Compared to 2012 First Quarter — (Continued)

Income before Income Taxes
Income before income taxes decreased 11 percent in the three months ended December 31, 2012, primarily due to declines in segment operating earnings and higher non-operating pension costs. Total segment operating margin was 18.5 percent in the three months ended December 31, 2012 compared to an unusually strong margin of 19.8 percent in the three months ended December 31, 2011. Operating earnings and margin declined as increased spending related to annualization of fiscal 2012 investments, operating pension costs and employee compensation outpaced volume increases. These factors had a similar impact on operating margins in both segments.

Income Taxes
The effective tax rate in the first quarter of 2013 was 25.7 percent compared to 24.5 percent in the first quarter of 2012. Our Adjusted Effective Tax Rate in the first quarter of 2013 was 26.6 percent compared to 24.9 percent in the first quarter of 2012. The increase in the Adjusted Effective Tax Rate was primarily due to the year-over-year decrease in the use of foreign tax credits.

Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2012	2011	Change
Sales	$657.5	$650.5	$7.0
Segment operating earnings	183.2	189.2	(6.0)
Segment operating margin	27.9%	29.1%	(1.2)	pts
Sales
Architecture & Software sales increased 1 percent in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Year-over-year organic sales increased 2 percent and currency translation reduced sales by 1 percentage point in the three months ended December 31, 2012. Logix organic sales increased 5 percent, while currency translation reduced sales by 1 percentage point in the three months ended December 31, 2012. The United States was the best performing region for the segment in the quarter, reporting year-over-year organic sales growth above the segment average rate of increase. The balance of the regions reported sales declines in the three months ended December 31, 2012.
Operating Margin
Architecture & Software segment operating earnings were down 3 percent in the three months ended December 31, 2012 compared to the three months ended December 31, 2011. Segment operating margin was 27.9 percent in the three months ended December 31, 2012, down from an unusually strong margin of 29.1 percent a year ago. Operating margin was up 2.7 points sequentially.

ROCKWELL AUTOMATION, INC.

2013 First Quarter Compared to 2012 First Quarter — (Continued)

Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2012	2011	Change
Sales	$831.7	$823.4	$8.3
Segment operating earnings	92.8	102.7	(9.9)
Segment operating margin	11.2%	12.5%	(1.3)	pts
Sales
Control Products & Solutions year-over-year sales increased 1 percent in the three months ended December 31, 2012. Acquisitions and currency translation had a minimal impact.
Latin America was the best performing region for the segment with double digit year-over-year organic sales growth in the three months ended December 31, 2012. The United Sales organic sales growth was also above the segment average rate of increase. The balance of the regions reported sales declines in the three months ended December 31, 2012.
Operating Margin
Control Products & Solutions segment operating earnings were down 10 percent in the three months ended December 31, 2012. Segment operating margin declined from 12.5 percent in the three months ended December 31, 2011 to 11.2 percent in the three months ended December 31, 2012.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2012	2011
Cash provided by (used for):
Operating activities	$167.3	$(189.0)
Investing activities	(105.8)	(190.7)
Financing activities	(13.7)	294.9
Effect of exchange rate changes on cash	9.6	(19.9)
Cash provided by (used for) continuing operations	$57.4	$(104.7)

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$167.3	$(189.0)
Capital expenditures of continuing operations	(21.6)	(31.6)
Excess income tax benefit from share-based compensation	10.6	9.8

Free cash flow	$156.3	$(210.8)
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
Free cash flow was a source of $156.3 million for the three months ended December 31, 2012 compared to a use of $210.8 million for the three months ended December 31, 2011. This increase in free cash flow is primarily due to the absence of a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust and lower incentive compensation payments in the first quarter of 2013 compared to the first quarter of 2012.
We repurchased approximately 1.2 million shares of our common stock under our share repurchase program in the first three months of 2013. The total cost of these shares was $87.8 million, of which $2.5 million was recorded in accounts payable at December 31, 2012 related to 30,000 shares that did not settle until January 2013. We also paid $7.6 million in the first quarter of 2013 for unsettled share repurchases outstanding at September 30, 2012. We repurchased approximately 122,000 shares of our common stock in the first three months of 2012. The total cost of these shares was $8.0 million. We also paid $1.7 million in the first quarter of 2012 for unsettled share repurchases outstanding at September 30, 2011. Our decision to repurchase additional stock in the remainder of 2013 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2012, we had approximately $848.9 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with a range of approximately 70 percent to 90 percent over the past eight quarters. As of December 31, 2012, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At December 31, 2012, commercial paper borrowings outstanding were $253.0 million, with a weighted average interest rate of 0.27 percent. At September 30, 2012, commercial paper borrowings outstanding were $157.0 million, with a weighted average interest rate of 0.27 percent. Our debt-to-total-capital ratio was 37.0 percent at December 31, 2012 and 36.4 percent at September 30, 2012.
At December 31, 2012 and September 30, 2012, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not borrowed against this credit facility at December 31, 2012 or September 30, 2012. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at December 31, 2012 and September 30, 2012. Separate short-term unsecured credit facilities of approximately $121.7 million at December 31, 2012 were available to non-U.S. subsidiaries.
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
The following is a summary of our credit ratings as of December 31, 2012:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at December 31, 2012, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency exchange rates affect our reported sales. Sales by businesses we acquired also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional and operating segment performance from the activities of our businesses without the effect of changes in currency exchange rates and acquisitions. We use organic sales as one measure to monitor and evaluate our regional and operating segment performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. When we acquire businesses, we exclude sales in the current period for which there are no comparable sales in the prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended December 31, 2012					Three Months Ended December 31, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$761.1	$(0.9)	$760.2	$(1.5)	$758.7	$717.6
Canada	106.3	(3.2)	103.1	—	103.1	105.2
Europe, Middle East and Africa	296.1	12.8	308.9	—	308.9	315.0
Asia-Pacific	197.4	(2.2)	195.2	(1.7)	193.5	213.2
Latin America	128.3	3.4	131.7	—	131.7	122.9
Total Company Sales	$1,489.2	$9.9	$1,499.1	$(3.2)	$1,495.9	$1,473.9

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2012					Three Months Ended December 31, 2011
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$657.5	$6.6	$664.1	$—	$664.1	$650.5
Control Products & Solutions	831.7	3.3	835.0	(3.2)	831.8	823.4
Total Company Sales	$1,489.2	$9.9	$1,499.1	$(3.2)	$1,495.9	$1,473.9

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at December 31, 2012, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at December 31, 2012, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at December 31, 2012, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at December 31, 2012, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at December 31, 2012 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2012	560,000	$69.88	560,000	$897,540,191
November 1 - 30, 2012	269,407	77.62	269,407	876,628,368
December 1 - 31, 2012	340,000	81.58	340,000	848,891,536
Total	1,169,407	75.07	1,169,407

(1)	Average price paid per share includes brokerage commissions.

(2)
On June 7, 2012, the Board of Directors authorized us to expend up to $1.0 billion to repurchase shares of our common stock. Our repurchase program allows management to repurchase shares at its discretion. However, during quarterly “quiet periods,” defined as the period of time from quarter-end until two business days following the furnishing of our quarterly earnings results to the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—	Form of Stock Option Agreement under the Company's 2012 Long-Term Incentives Plan for options granted to executive officers of the Company after December 5, 2012.
Exhibit 10.2*	—	Form of Restricted Stock Agreement under the Company's 2012 Long-Term Incentives Plan for shares of restricted stock awarded to executive officers of the Company after December 5, 2012.
Exhibit 10.3*	—	Form of Performance Share Agreement under the Company's 2012 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 5, 2012.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
__________________________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 6, 2013	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2013	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.1*	Form of Stock Option Agreement under the Company's 2012 Long-Term Incentives Plan for options granted to executive officers of the Company after December 5, 2012.
10.2*	Form of Restricted Stock Agreement under the Company's 2012 Long-Term Incentives Plan for shares of restricted stock awarded to executive officers of the Company after December 5, 2012.
10.3*	Form of Performance Share Agreement under the Company's 2012 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 5, 2012.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
__________________________
* Management contract or compensatory plan or arrangement.