Form 10-Q
period 2013-03-31
ROCKWELL AUTOMATION INC
filed 2013-05-02
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
139,659,336 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2013.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$967.1	$903.9
Short-term investments	363.6	350.0
Receivables	1,139.1	1,187.3
Inventories	640.0	619.0
Deferred income taxes	204.8	208.6
Other current assets	122.3	118.7
Total current assets	3,436.9	3,387.5
Property, net of accumulated depreciation of $1,196.0 and $1,211.5, respectively	585.0	587.1
Goodwill	1,005.3	948.8
Other intangible assets, net	210.4	209.5
Deferred income taxes	331.6	351.1
Other assets	150.7	152.5
Total	$5,719.9	$5,636.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$236.0	$157.0
Accounts payable	474.2	547.6
Compensation and benefits	178.1	246.4
Advance payments from customers and deferred revenue	243.0	204.1
Customer returns, rebates and incentives	174.7	168.7
Other current liabilities	163.9	207.8
Total current liabilities	1,469.9	1,531.6
Long-term debt	905.0	905.0
Retirement benefits	1,091.0	1,105.8
Other liabilities	233.5	242.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,431.8	1,416.7
Retained earnings	4,059.2	3,858.8
Accumulated other comprehensive loss	(1,197.1)	(1,225.3)
Common stock in treasury, at cost (shares held: March 31, 2013, 41.7; September 30, 2012, 41.6)	(2,454.8)	(2,379.9)
Total shareowners’ equity	2,020.5	1,851.7
Total	$5,719.9	$5,636.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales
Products and solutions	$1,363.5	$1,414.7	$2,697.7	$2,740.2
Services	159.3	146.4	314.3	294.8
	1,522.8	1,561.1	3,012.0	3,035.0
Cost of sales
Products and solutions	(794.2)	(839.5)	(1,569.0)	(1,592.3)
Services	(112.2)	(103.3)	(219.3)	(205.7)
	(906.4)	(942.8)	(1,788.3)	(1,798.0)
Gross profit	616.4	618.3	1,223.7	1,237.0
Selling, general and administrative expenses	(376.8)	(373.1)	(750.3)	(735.5)
Other income (expense)	2.8	(6.9)	1.6	(5.3)
Interest expense	(15.3)	(15.0)	(30.7)	(30.0)
Income before income taxes	227.1	223.3	444.3	466.2
Income tax provision	(51.2)	(55.5)	(107.0)	(115.1)
Net income	$175.9	$167.8	$337.3	$351.1
Earnings per share:
Basic	$1.25	$1.18	$2.41	$2.47
Diluted	$1.24	$1.16	$2.38	$2.43

Cash dividends per share	$0.47	$0.425	$0.94	$0.85
Weighted average outstanding shares:
Basic	140.0	142.5	139.6	142.1
Diluted	141.8	144.7	141.4	144.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$175.9	$167.8	$337.3	$351.1
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments	21.8	13.6	43.7	27.1
Currency translation adjustments	(44.0)	44.9	(19.7)	(0.9)
Net unrealized gains (losses) on cash flow hedges	5.2	(4.1)	4.2	(6.8)
Other comprehensive (loss) income	(17.0)	54.4	28.2	19.4
Comprehensive income	$158.9	$222.2	$365.5	$370.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2013	2012
Continuing operations:
Operating activities:
Net income	$337.3	$351.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	55.1	50.3
Amortization of intangible assets	16.3	17.5
Share-based compensation expense	21.2	22.3
Retirement benefit expense	85.3	52.5
Pension trust contributions	(20.1)	(318.4)
Net loss on disposition of property and investments	0.1	0.1
Income tax benefit from the exercise of stock options	1.9	0.5
Excess income tax benefit from share-based compensation	(21.0)	(16.8)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	39.7	(86.0)
Inventories	(19.8)	(15.1)
Accounts payable	(73.7)	(4.0)
Advance payments from customers and deferred revenue	40.1	54.5
Compensation and benefits	(66.8)	(128.3)
Income taxes	17.4	81.2
Other assets and liabilities	(43.1)	3.1
Cash provided by operating activities	369.9	64.5

Investing activities:
Capital expenditures	(55.0)	(62.5)
Acquisition of businesses, net of cash acquired	(84.8)	(15.9)
Purchases of short-term investments	(188.6)	(312.5)
Proceeds from maturities of short-term investments	175.0	—
Proceeds from sale of property and investments	0.2	2.3
Other investing activities	(1.9)	—
Cash used for investing activities	(155.1)	(388.6)

Financing activities:
Net issuance of short-term debt	79.0	259.0
Cash dividends	(131.6)	(121.0)
Purchases of treasury stock	(211.1)	(45.5)
Proceeds from the exercise of stock options	104.4	42.0
Excess income tax benefit from share-based compensation	21.0	16.8
Other financing activities	—	(0.2)
Cash (used for) provided by financing activities	(138.3)	151.1

Effect of exchange rate changes on cash	(6.3)	(3.6)

Cash provided by (used for) continuing operations	70.2	(176.6)

Discontinued operations:
Cash used for discontinued operating activities	(7.0)	(0.5)
Cash used for discontinued operations	(7.0)	(0.5)

Increase (decrease) in cash and cash equivalents	63.2	(177.1)
Cash and cash equivalents at beginning of period	903.9	988.9
Cash and cash equivalents at end of period	$967.1	$811.8
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results of operations for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $25.9 million at March 31, 2013 and $28.0 million at September 30, 2012. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.6 million at March 31, 2013 and $7.9 million at September 30, 2012.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$175.9	$167.8	$337.3	$351.1
Less: Allocation to participating securities	(0.3)	(0.3)	(0.5)	(0.7)
Net income available to common shareowners	$175.6	$167.5	$336.8	$350.4
Basic weighted average outstanding shares	140.0	142.5	139.6	142.1
Effect of dilutive securities
Stock options	1.6	1.9	1.6	1.8
Performance shares	0.2	0.3	0.2	0.4
Diluted weighted average outstanding shares	141.8	144.7	141.4	144.3
Earnings per share:
Basic	$1.25	$1.18	$2.41	$2.47
Diluted	$1.24	$1.16	$2.38	$2.43
For the three and six months ended March 31, 2013, share-based compensation awards for 1.1 million and 1.7 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2012, share-based compensation awards for 1.7 million and 2.1 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Recent Accounting Pronouncements
In March 2013, the FASB issued new guidance related to the release of cumulative translation adjustment related to an entity's investment in a foreign entity. The guidance clarifies that the guidance in Subtopic 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of cumulative translation adjustment into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. This guidance is effective for us prospectively for reporting periods beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In February 2013, the FASB issued new accounting guidance, which requires companies to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the respective line items of net income affected by the reclassification, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. This guidance is effective for us prospectively for reporting periods beginning October 1, 2013. Other than enhanced disclosures, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
2. Share-Based Compensation
We recognized $10.0 million and $21.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2013, respectively. We recognized $10.9 million and $22.3 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2012, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Six Months Ended March 31,
	2013		2012
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,083	$25.17	1,383	$23.51
Performance shares	79	98.15	93	101.57
Restricted stock and restricted stock units	64	80.08	81	73.87
Unrestricted stock	10	75.20	12	61.97

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Acquisitions
In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd. (Harbin) located in Harbin, China. The acquisition strengthened our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products. The purchase price of the acquisition was $84.8 million. We recorded goodwill of $71.1 million attributable to the assembled workforce with the technical expertise in designing, engineering, and manufacturing medium voltage drive products and served market expansion. We assigned the full amount of goodwill to our Control Products & Solutions segment. None of the goodwill recorded is expected to be deductible for tax purposes.
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
4. Inventories
Inventories consist of (in millions):

	March 31, 2013	September 30, 2012
Finished goods	$259.4	$262.5
Work in process	162.6	149.5
Raw materials, parts and supplies	218.0	207.0
Inventories	$640.0	$619.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2013 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2012	$387.7	$561.1	$948.8
Acquisition of businesses	—	71.1	71.1
Translation	(4.4)	(10.2)	(14.6)
Balance as of March 31, 2013	$383.3	$622.0	$1,005.3
Other intangible assets consist of (in millions):

	March 31, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$133.3	$67.8	$65.5
Customer relationships	76.3	33.2	43.1
Technology	90.6	53.3	37.3
Trademarks	30.2	13.9	16.3
Other	22.0	17.5	4.5
Total amortized intangible assets	352.4	185.7	166.7
Intangible assets not subject to amortization	43.7	—	43.7
Total	$396.1	$185.7	$210.4

	September 30, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$123.4	$61.2	$62.2
Customer relationships	72.6	30.7	41.9
Technology	88.9	50.9	38.0
Trademarks	32.1	12.9	19.2
Other	21.4	16.9	4.5
Total amortized intangible assets	338.4	172.6	165.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$382.1	$172.6	$209.5
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $32.6 million in 2013, $34.2 million in 2014, $28.5 million in 2015, $24.9 million in 2016 and $20.9 million in 2017.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2013 and concluded these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Short-term Debt
Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $236.0 million at March 31, 2013 and $157.0 million at September 30, 2012. At March 31, 2013, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.22 percent and nine days, respectively. At September 30, 2012, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.27 percent and six days, respectively.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2013	September 30, 2012
Unrealized losses on foreign exchange contracts	$8.6	$21.5
Product warranty obligations	36.4	37.8
Taxes other than income taxes	35.4	37.1
Accrued interest	15.6	15.6
Income taxes payable	6.3	14.7
Other	61.6	81.1
Other current liabilities	$163.9	$207.8
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
Changes in the product warranty obligations for the six months ended March 31, 2013 and 2012 are (in millions):

	Six Months Ended March 31,
	2013	2012
Balance at beginning of period	$37.8	$38.5
Accruals for warranties issued during the current period	15.6	17.9
Adjustments to pre-existing warranties	0.1	2.0
Settlements of warranty claims	(17.1)	(15.7)
Balance at end of period	$36.4	$42.7

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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the six months ended March 31, 2013. The notional values of our forward exchange contracts outstanding at March 31, 2013 were $878.4 million, of which $551.6 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Swiss franc/USD, USD/Brazilian Real, Singapore dollar/USD, Swiss franc/Canadian dollar, and Mexican peso/USD.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At March 31, 2013 we had $13.7 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	September 30, 2012
Forward exchange contracts	Other current assets	$9.7	$8.7
Forward exchange contracts	Other assets	1.1	1.3
Forward exchange contracts	Other current liabilities	(3.0)	(8.4)
Forward exchange contracts	Other liabilities	(1.0)	(1.5)
Total		$6.8	$0.1

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2013	September 30, 2012
Forward exchange contracts	Other current assets	$1.9	$2.3
Forward exchange contracts	Other assets	—	0.1
Forward exchange contracts	Other current liabilities	(5.6)	(13.1)
Forward exchange contracts	Other liabilities	(1.2)	—
Total		$(4.9)	$(10.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Forward exchange contracts (cash flow hedges)	$8.1	$(6.8)	$7.4	$(8.7)
Foreign currency denominated debt (net investment hedges)	0.6	(0.3)	0.5	(0.3)
Total	$8.7	$(7.1)	$7.9	$(9.0)
Approximately $6.7 million ($4.2 million net of tax) of net unrealized gains on cash flow hedges as of March 31, 2013 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales	$0.9	$—	$0.5	$(0.2)
Cost of sales	(1.0)	(0.2)	0.2	2.5
Total	$(0.1)	$(0.2)	$0.7	$2.3
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Other income (expense)	$(3.9)	$(10.3)	$(3.6)	$(16.3)

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

	March 31, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$967.1	$967.1	$856.9	$110.2	$—
Short-term investments	363.6	363.6	—	363.6	—
Short-term debt	236.0	236.0	—	236.0	—
Long-term debt	905.0	1,141.6	—	1,141.6	—

	September 30, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$903.9	$903.9	$779.4	$124.5	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	157.0	157.0	—	157.0	—
Long-term debt	905.0	1,187.9	—	1,187.9	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$23.0	$18.1	$46.1	$36.0
Interest cost	40.0	42.0	80.2	83.9
Expected return on plan assets	(56.4)	(57.2)	(113.2)	(114.2)
Amortization:
Prior service credit	(0.7)	(0.6)	(1.3)	(1.2)
Net actuarial loss	36.1	23.7	72.4	47.4
Net periodic benefit cost	$42.0	$26.0	$84.2	$51.9

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	$0.6	$0.6	$1.2	$1.1
Interest cost	1.5	1.8	3.1	3.6
Amortization:
Prior service credit	(2.7)	(2.7)	(5.4)	(5.3)
Net actuarial loss	1.1	0.6	2.2	1.2
Net periodic benefit cost	$0.5	$0.3	$1.1	$0.6
In October 2011, we made a voluntary contribution of $300 million to our U.S. qualified pension plan trust.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of March 31, 2013, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate for the six months ended March 31, 2013 was 24.1 percent. The effective rate was lower than the U.S. statutory rate of 35 percent primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $69.0 million ($22.0 million net of offsetting tax benefits) at March 31, 2013 and $70.3 million ($23.3 million net of offsetting tax benefits) at September 30, 2012. These unrecognized tax benefits would reduce our effective tax rate if recognized. Offsetting tax benefits primarily consist of tax receivables that were recorded in other assets and foreign tax credit items that were recorded in deferred income taxes.
There was no material change in the amount of unrecognized tax benefits in the first six months of 2013. We believe it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $14.5 million and the amount of offsetting tax benefits could be reduced by up to $6.4 million during the next 12 months as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.
We recognize interest and penalties related to tax matters in tax expense. Accrued interest and penalties were $20.9 million and $20.1 million at March 31, 2013 and at September 30, 2012, respectively.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2009 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales
Architecture & Software	$639.2	$664.8	$1,296.7	$1,315.3
Control Products & Solutions	883.6	896.3	1,715.3	1,719.7
Total	$1,522.8	$1,561.1	$3,012.0	$3,035.0
Segment operating earnings
Architecture & Software	$169.9	$170.6	$353.1	$359.8
Control Products & Solutions	115.3	105.9	208.1	208.6
Total	285.2	276.5	561.2	568.4
Purchase accounting depreciation and amortization	(5.0)	(4.9)	(10.2)	(9.9)
General corporate – net	(18.1)	(24.5)	(36.6)	(44.7)
Non-operating pension costs[1]	(19.7)	(8.8)	(39.4)	(17.6)
Interest expense	(15.3)	(15.0)	(30.7)	(30.0)
Income before income taxes	$227.1	$223.3	$444.3	$466.2
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended March 31, 2013 and 2012, and of cash flows for the six-month periods ended March 31, 2013 and 2012. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 2, 2013

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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2013, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2011. Improvements in the Industrial Production Index, Industrial Equipment Spending and Capacity Utilization, and the PMI remaining above 50 cause us to expect continued growth in the second half of our fiscal year.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2013
Quarter ended:
March 2013	98.9	51.3	203.4	78.1
December 2012	97.7	50.2	203.4	77.5
Fiscal 2012
Quarter ended:
September 2012	97.1	51.6	198.0	77.4
June 2012	97.0	50.2	197.8	77.7
March 2012	96.3	53.3	190.7	77.6
December 2011	95.1	52.9	196.6	77.1
Fiscal 2011
Quarter ended:
September 2011	94.0	53.2	187.0	76.7
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the second quarter of 2013, sales to non-U.S. customers accounted for 49 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) and Industrial Production Index as indicators of the growth opportunities in each region where we do business. After a period of moderating growth rates, modest acceleration is expected in the latter half of the year. Industrial markets remain uneven around the world. Western Europe continues to operate in a recessionary environment, showing few signs of improvement throughout the remainder of our fiscal year; while emerging markets in Europe, the Middle East and Africa (EMEA) are expected to continue to exhibit stronger growth. In Asia, China's recovery is slower than expected and India's economy is very weak with no sign of improvement in the near term. In Latin America, Mexico's economy remains strong and Brazil's economy has returned to positive growth. We still expect that emerging markets will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2013 decreased 2 percent compared to the second quarter of 2012. Solid growth in the Americas was offset by declines in EMEA and Asia-Pacific, consistent with underlying market conditions. We delivered strong earnings despite the sales declines, primarily due to strong productivity that more than offset the impact of lower volume.
We continued to execute our key initiatives:

•	Sales related to our process initiative declined less than 1 percent in the second quarter of 2013.

•	Logix sales in the second quarter of 2013 were flat year over year.

•
Sales in emerging markets decreased 9 percent year over year, or 7 percent organically. Solid growth in Latin America was offset by declines in Asia-Pacific. Emerging markets represented 20 percent of total company sales in the second quarter of 2013.

The effective tax rate in the second quarter of 2013 was 22.5 percent compared to 24.9 percent in the second quarter of 2012. The Adjusted Effective Tax Rate in the second quarter of 2013 was 23.6 percent compared to 25.3 percent in the second quarter of 2012. We recognized net discrete tax benefits of $4.8 million in the second quarter of 2013, primarily related to the retroactive extension of the U.S. federal research and development tax credit.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and six months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales
Architecture & Software	$639.2	$664.8	$1,296.7	$1,315.3
Control Products & Solutions	883.6	896.3	1,715.3	1,719.7
Total sales (a)	$1,522.8	$1,561.1	$3,012.0	$3,035.0
Segment operating earnings[1]
Architecture & Software	$169.9	$170.6	$353.1	$359.8
Control Products & Solutions	115.3	105.9	208.1	208.6
Total segment operating earnings[2] (b)	285.2	276.5	561.2	568.4
Purchase accounting depreciation and amortization	(5.0)	(4.9)	(10.2)	(9.9)
General corporate — net	(18.1)	(24.5)	(36.6)	(44.7)
Non-operating pension costs[3]	(19.7)	(8.8)	(39.4)	(17.6)
Interest expense	(15.3)	(15.0)	(30.7)	(30.0)
Income before income taxes (c)	227.1	223.3	444.3	466.2
Income tax provision	(51.2)	(55.5)	(107.0)	(115.1)
Net income	$175.9	$167.8	$337.3	$351.1

Diluted EPS	$1.24	$1.16	$2.38	$2.43

Adjusted EPS	$1.33	$1.20	$2.56	$2.51

Diluted weighted average outstanding shares	141.8	144.7	141.4	144.3

Total segment operating margin[2] (b/a)	18.7%	17.7%	18.6%	18.7%

Pre-tax margin (c/a)	14.9%	14.3%	14.8%	15.4%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of segment's operating performance for internal purposes. The following table reflects purchase accounting depreciation and amortization and non-operating pension costs that are attributable to each of our segments for the three and six months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Purchase accounting depreciation and amortization
Architecture & Software	$1.0	$1.2	$2.1	$2.5
Control Products & Solutions	3.7	3.5	7.5	6.9
Non-operating pension costs
Architecture & Software	6.9	2.9	13.8	5.8
Control Products & Solutions	11.7	5.3	23.4	10.5
The increases in non-operating pension costs in both segments in the three and six months ended March 31, 2013 were primarily due to the decrease in our U.S. discount rate from 5.20 percent in 2012 to 4.15 percent in 2013.

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

The following is a reconciliation of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three and six months ended March 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Income from continuing operations	$175.9	$167.8	$337.3	$351.1
Non-operating pension costs	19.7	8.8	39.4	17.6
Tax effect of non-operating pension costs	(7.1)	(3.2)	(14.3)	(6.3)
Adjusted Income	$188.5	$173.4	$362.4	$362.4

Diluted EPS from continuing operations	$1.24	$1.16	$2.38	$2.43
Non-operating pension costs per diluted share, before tax	0.14	0.06	0.28	0.12
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.02)	(0.10)	(0.04)
Adjusted EPS	$1.33	$1.20	$2.56	$2.51

Effective tax rate	22.5%	24.9%	24.1%	24.7%
Tax effect of non-operating pension costs	1.1%	0.4%	1.0%	0.4%
Adjusted Effective Tax Rate	23.6%	25.3%	25.1%	25.1%

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended 2013 Compared to Three and Six Months Ended 2012

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2013	2012	Change	2013	2012	Change
Sales	$1,522.8	$1,561.1	$(38.3)	$3,012.0	$3,035.0	$(23.0)
Income before income taxes	227.1	223.3	3.8	444.3	466.2	(21.9)
Diluted EPS	1.24	1.16	0.08	2.38	2.43	(0.05)
Adjusted EPS	1.33	1.20	0.13	2.56	2.51	0.05
Sales
Our sales decreased 2 percent and 1 percent in the three and six months ended March 31, 2013, respectively, compared to the three and six months ended March 31, 2012. Sales in our solutions and services businesses declined approximately 2 percent in the three months ended March 31, 2013. Product sales declined approximately 2 percent in the three months ended March 31, 2013. Sales in our solutions and services businesses and product sales were flat in the six months ended March 31, 2013. Pricing contributed less than 1 percentage point to growth during both periods.
The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three and six months ended March 31, 2013 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales vs.
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Three Months Ended March 31, 2012
United States	$776.9	2%	2%
Canada	116.8	—%	1%
Europe, Middle East and Africa	317.1	(5)%	(5)%
Asia-Pacific	188.3	(19)%	(18)%
Latin America	123.7	2%	6%
Total Sales	$1,522.8	(2)%	(2)%

		Change vs.	Change in Organic Sales vs.
	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012	Six Months Ended March 31, 2012
United States	$1,538.0	4%	4%
Canada	223.1	1%	—%
Europe, Middle East and Africa	613.2	(6)%	(4)%
Asia-Pacific	385.7	(13)%	(14)%
Latin America	252.0	3%	7%
Total Sales	$3,012.0	(1)%	—%

•	The United States and Canada performed relatively well in a low growth environment.

•	EMEA's sales declined primarily due to the ongoing recession in Western Europe, partially offset by performance in emerging markets with strong growth in the Middle East.

•	Asia-Pacific experienced sales declines across the region due to weak market conditions as evidenced by continued project delays.

•	Sales growth in Latin America was led by strong growth in Mexico, partially offset by negative impact from currency translation.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended 2013 Compared to Three and Six Months Ended 2012
General Corporate - Net
General corporate - net expenses were $18.1 million and $36.6 million in the three and six months ended March 31, 2013, respectively, compared to $24.5 million and $44.7 million in the three and six months ended March 31, 2012, respectively. The decrease is primarily due to a $6.9 million charge related to two legacy environmental sites recognized in the three and six months ended March 31, 2012.
Income before Income Taxes
Income before income taxes increased 2 percent in the three months ended March 31, 2013, primarily due to an increase in segment operating earnings and lower general corporate-net expenses, partially offset by higher non-operating pension costs. Income before income taxes decreased 5 percent in the six months ended March 31, 2013, primarily due to a decrease in segment operating earnings and higher non-operating pension costs, partially offset by lower general corporate-net expenses. Total segment operating earnings increased 3 percent in the three months ended March 31, 2013, with strong productivity, favorable mix and lower variable compensation expense offsetting the impact of lower volume. Total segment operating earnings decreased 1 percent in the six months ended March 31, 2013 as productivity, favorable mix and lower variable compensation expense did not fully offset the impact of lower volume. These factors had a similar impact on operating earnings and operating margin in each segment.

Income Taxes
The effective tax rate in the second quarter of 2013 was 22.5 percent compared to 24.9 percent in the second quarter of 2012. Our Adjusted Effective Tax Rate in the second quarter of 2013 was 23.6 percent compared to 25.3 percent in the second quarter of 2012. We recognized net discrete tax benefits of $4.8 million in the second quarter of 2013, primarily related to the retroactive extension of the U.S. federal research and development tax credit.
The effective tax rate for the first six months of 2013 was 24.1 percent compared to 24.7 percent in the first six months of 2012. Our Adjusted Effective Tax Rate for both the first six months of 2013 and 2012 was 25.1 percent. We recognized net discrete tax benefits of $4.4 million in the first six months of 2013, primarily related to the retroactive extension of the U.S. federal research and development tax credit.
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2013	2012	Change		2013	2012	Change
Sales	$639.2	$664.8	$(25.6)		$1,296.7	$1,315.3	$(18.6)
Segment operating earnings	169.9	170.6	(0.7)		353.1	359.8	(6.7)
Segment operating margin	26.6%	25.7%	0.9	pts	27.2%	27.4%	(0.2)	pts
Sales
Architecture & Software year-over-year sales decreased 4 percent and 1 percent in the three and six months ended March 31, 2013. Year-over-year organic sales decreased 3 percent and 1 percent in the three and six months ended March 31, 2013, respectively. Currency translation reduced sales by 1 percentage point in the three months ended March 31, 2013. The sales declines were primarily due to weakness in Asia-Pacific. Logix sales were flat in the three months ended March 31, 2013. Logix sales increased 2 percent in the six months ended March 31, 2013. The United States was the best performing region for the segment, with flat sales in the three months ended March 31, 2013 and year-over-year sales growth in the six months ended March 31, 2012. The balance of the regions reported sales declines in the three and six months ended March 31, 2013.
Operating Margin
Architecture & Software year-over-year segment operating earnings were flat in the three months ended March 31, 2013. Architecture & Software year-over-year segment operating earnings declined 2 percent in the six months ended March 31, 2013. Segment operating margin was 26.6 percent and 27.2 percent in the three and six months ended March 31, 2013, compared to 25.7 percent and 27.4 percent a year ago.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended 2013 Compared to Three and Six Months Ended 2012

Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2013	2012	Change		2013	2012	Change
Sales	$883.6	$896.3	$(12.7)		$1,715.3	$1,719.7	$(4.4)
Segment operating earnings	115.3	105.9	9.4		208.1	208.6	(0.5)
Segment operating margin	13.0%	11.8%	1.2	pts	12.1%	12.1%	—	pts
Sales
Control Products & Solutions year-over-year sales decreased 1 percent in the three months ended March 31, 2013. Control Products & Solutions year-over-year sales were flat in the six months ended March 31, 2013. Acquisitions and currency translation had a negligible impact in both periods.
Latin America was the best performing region for the segment in the three and six months ended March 31, 2013. The United States and Canada experienced a solid sales growth in both periods. The balance of the regions reported sales declines in the three and six months ended March 31, 2013.
Operating Margin
Control Products & Solutions year-over-year segment operating earnings were up 9 percent in the three months ended March 31, 2013. Control Products & Solutions year-over-year segment operating earnings were flat in the six months ended March 31, 2013. Segment operating margin was 13.0 percent and 12.1 percent in the three and six months ended March 31, 2013, respectively, compared to 11.8 percent and 12.1 percent a year ago.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2013	2012
Cash provided by (used for):
Operating activities	$369.9	$64.5
Investing activities	(155.1)	(388.6)
Financing activities	(138.3)	151.1
Effect of exchange rate changes on cash	(6.3)	(3.6)
Cash provided by (used for) continuing operations	$70.2	$(176.6)

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$369.9	$64.5
Capital expenditures of continuing operations	(55.0)	(62.5)
Excess income tax benefit from share-based compensation	21.0	16.8

Free cash flow	$335.9	$18.8
Our definition of free cash flow, which is a non-GAAP financial measure, takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings and thus does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. U.S. GAAP requires the excess income tax benefit from share-based compensation to be reported as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $369.9 million for the six months ended March 31, 2013 compared to $64.5 million for the six months ended March 31, 2012. Free cash flow was a source of $335.9 million for the six months ended March 31, 2013 compared to a source of $18.8 million for the six months ended March 31, 2012. The increase in the cash flow provided by operating activities and the increase in free cash flow are primarily due to the absence of a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust.
We repurchased approximately 2.6 million shares of our common stock under our share repurchase program in the first six months of 2013. The total cost of these shares was $213.7 million, of which $10.2 million was recorded in accounts payable at March 31, 2013 related to 120,000 shares that did not settle until April 2013. We also paid $7.6 million in the first quarter of 2013 for unsettled share repurchases outstanding at September 30, 2012. We repurchased approximately 0.6 million shares of our common stock in the first six months of 2012. The total cost of these shares was $48.6 million, of which $4.8 million was recorded in accounts payable at March 31, 2012 related to 60,000 shares that did not settle until April 2012. We also paid $1.7 million in the first quarter of 2012 for unsettled share repurchases outstanding at September 30, 2011. Our decision to repurchase additional stock in the remainder of 2013 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2013, we had approximately $723.0 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2013 to be about [$150 million]. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with a range of approximately 80 percent to 90 percent over the past eight quarters. As of March 31, 2013, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At March 31, 2013, commercial paper borrowings outstanding were $236.0 million, with a weighted average interest rate of 0.22 percent. At September 30, 2012, commercial paper borrowings outstanding were $157.0 million, with a weighted average interest rate of 0.27 percent. Our debt-to-total-capital ratio was 36.1 percent at March 31, 2013 and 36.4 percent at September 30, 2012.
At March 31, 2013 and September 30, 2012, our total current borrowing capacity under our unsecured revolving credit facility, which expires in March 2015, was $750.0 million. We have not borrowed against this credit facility at March 31, 2013 or September 30, 2012. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under this credit facility at March 31, 2013 and September 30, 2012. Separate short-term unsecured credit facilities of approximately $119.7 million at March 31, 2013 were available to non-U.S. subsidiaries.
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
The following is a summary of our credit ratings as of March 31, 2013:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at March 31, 2013, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended March 31, 2013					Three Months Ended March 31, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$776.9	$(0.2)	$776.7	$(0.6)	$776.1	$757.7
Canada	116.8	1.0	117.8	—	117.8	116.3
Europe, Middle East and Africa	317.1	0.2	317.3	—	317.3	334.2
Asia-Pacific	188.3	1.3	189.6	(0.6)	189.0	231.7
Latin America	123.7	4.6	128.3	—	128.3	121.2
Total Company Sales	$1,522.8	$6.9	$1,529.7	$(1.2)	$1,528.5	$1,561.1

	Six Months Ended March 31, 2013					Six Months Ended March 31, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales

United States	$1,538.0	$(1.1)	$1,536.9	$(2.1)	$1,534.8	$1,475.3
Canada	223.1	(2.2)	220.9	—	220.9	221.5
Europe, Middle East and Africa	613.2	13.0	626.2	—	626.2	649.2
Asia-Pacific	385.7	(0.9)	384.8	(2.3)	382.5	444.9
Latin America	252.0	8.0	260.0	—	260.0	244.1
Total Company Sales	$3,012.0	$16.8	$3,028.8	$(4.4)	$3,024.4	$3,035.0

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2013					Three Months Ended March 31, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$639.2	$2.7	$641.9	$—	$641.9	$664.8
Control Products & Solutions	883.6	4.2	887.8	(1.2)	886.6	896.3
Total Company Sales	$1,522.8	$6.9	$1,529.7	$(1.2)	$1,528.5	$1,561.1

	Six Months Ended March 31, 2013					Six Months Ended March 31, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,296.7	$9.3	$1,306.0	$—	$1,306.0	$1,315.3
Control Products & Solutions	1,715.3	7.5	1,722.8	(4.4)	1,718.4	1,719.7
Total Company Sales	$3,012.0	$16.8	$3,028.8	$(4.4)	$3,024.4	$3,035.0

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at March 31, 2013, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at March 31, 2013, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at March 31, 2013, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at March 31, 2013, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at March 31, 2013 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2013	13,200	$84.93	13,200	$847,770,479
February 1 - 28, 2013	629,522	90.37	626,982	791,110,073
March 1 - 31, 2013	776,000	87.79	776,000	722,984,832
Total	1,418,722	88.91	1,416,182

(1)
All of the shares purchased during the quarter ended March 31, 2013 were acquired pursuant to the repurchase program described in (3) below, except for 2,540 shares that were acquired in February 2013 in connection with stock swap exercises of employee stock options.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 2, 2013	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2013	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.