Form 10-Q
period 2013-06-30
ROCKWELL AUTOMATION INC
filed 2013-08-07
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
138,669,309 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2013.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,024.7	$903.9
Short-term investments	372.3	350.0
Receivables	1,155.1	1,187.3
Inventories	619.0	619.0
Deferred income taxes	192.1	208.6
Other current assets	121.9	118.7
Total current assets	3,485.1	3,387.5
Property, net of accumulated depreciation of $1,218.0 and $1,211.5, respectively	581.4	587.1
Goodwill	1,010.7	948.8
Other intangible assets, net	208.7	209.5
Deferred income taxes	324.7	351.1
Other assets	160.7	152.5
Total	$5,771.3	$5,636.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$220.0	$157.0
Accounts payable	499.3	547.6
Compensation and benefits	187.2	246.4
Advance payments from customers and deferred revenue	225.1	204.1
Customer returns, rebates and incentives	177.8	168.7
Other current liabilities	242.9	207.8
Total current liabilities	1,552.3	1,531.6
Long-term debt	905.1	905.0
Retirement benefits	1,086.6	1,105.8
Other liabilities	219.5	242.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,441.5	1,416.7
Retained earnings	4,118.5	3,858.8
Accumulated other comprehensive loss	(1,187.7)	(1,225.3)
Common stock in treasury, at cost (shares held: June 30, 2013, 42.7; September 30, 2012, 41.6)	(2,545.9)	(2,379.9)
Total shareowners’ equity	2,007.8	1,851.7
Total	$5,771.3	$5,636.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales
Products and solutions	$1,466.2	$1,414.5	$4,163.9	$4,154.7
Services	158.0	145.9	472.3	440.7
	1,624.2	1,560.4	4,636.2	4,595.4
Cost of sales
Products and solutions	(859.6)	(823.9)	(2,428.6)	(2,416.2)
Services	(111.7)	(105.0)	(331.0)	(310.7)
	(971.3)	(928.9)	(2,759.6)	(2,726.9)
Gross profit	652.9	631.5	1,876.6	1,868.5
Selling, general and administrative expenses	(383.7)	(369.8)	(1,134.0)	(1,105.3)
Other income (expense)	3.5	(1.7)	5.1	(7.0)
Interest expense	(15.3)	(15.2)	(46.0)	(45.2)
Income before income taxes	257.4	244.8	701.7	711.0
Income tax provision	(53.7)	(54.1)	(160.7)	(169.2)
Net income	$203.7	$190.7	$541.0	$541.8
Earnings per share:
Basic	$1.46	$1.34	$3.88	$3.81
Diluted	$1.45	$1.33	$3.83	$3.76

Cash dividends per share	$1.04	$0.895	$1.98	$1.745
Weighted average outstanding shares:
Basic	138.9	141.7	139.4	142.0
Diluted	140.4	143.5	141.1	144.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$203.7	$190.7	$541.0	$541.8
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments	21.7	13.5	65.4	40.6
Currency translation adjustments	(11.9)	(89.1)	(31.6)	(90.0)
Net unrealized gains (losses) on cash flow hedges	(0.4)	11.0	3.8	4.2
Other comprehensive income (loss)	9.4	(64.6)	37.6	(45.2)
Comprehensive income	$213.1	$126.1	$578.6	$496.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2013	2012
Continuing operations:
Operating activities:
Net income	$541.0	$541.8
Adjustments to arrive at cash provided by operating activities:
Depreciation	85.1	76.7
Amortization of intangible assets	24.0	26.2
Share-based compensation expense	31.3	32.8
Retirement benefit expense	127.8	78.6
Pension trust contributions	(29.9)	(328.5)
Net loss on disposition of property and investments	0.3	0.5
Income tax benefit from the exercise of stock options	2.0	0.7
Excess income tax benefit from share-based compensation	(22.6)	(17.3)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	5.3	(114.1)
Inventories	(9.7)	(9.3)
Accounts payable	(38.9)	44.7
Advance payments from customers and deferred revenue	26.0	42.6
Compensation and benefits	(55.5)	(128.7)
Income taxes	20.0	79.6
Other assets and liabilities	(42.4)	2.3
Cash provided by operating activities	663.8	328.6

Investing activities:
Capital expenditures	(86.9)	(94.9)
Acquisition of businesses, net of cash acquired	(84.8)	(16.2)
Purchases of short-term investments	(284.6)	(400.0)
Proceeds from maturities of short-term investments	262.5	50.0
Proceeds from sale of property and investments	0.3	2.4
Other investing activities	(4.1)	—
Cash used for investing activities	(197.6)	(458.7)

Financing activities:
Net issuance of short-term debt	63.0	270.0
Cash dividends	(203.9)	(181.5)
Purchases of treasury stock	(319.3)	(168.3)
Proceeds from the exercise of stock options	115.8	44.4
Excess income tax benefit from share-based compensation	22.6	17.3
Other financing activities	(1.8)	(0.3)
Cash used for financing activities	(323.6)	(18.4)

Effect of exchange rate changes on cash	(14.8)	(34.1)

Cash provided by (used for) continuing operations	127.8	(182.6)

Discontinued operations:
Cash used for discontinued operating activities	(7.0)	(0.7)
Cash used for discontinued operations	(7.0)	(0.7)

Increase (decrease) in cash and cash equivalents	120.8	(183.3)
Cash and cash equivalents at beginning of period	903.9	988.9
Cash and cash equivalents at end of period	$1,024.7	$805.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The results of operations for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $24.2 million at June 30, 2013 and $28.0 million at September 30, 2012. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.6 million at June 30, 2013 and $7.9 million at September 30, 2012.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$203.7	$190.7	$541.0	$541.8
Less: Allocation to participating securities	(0.3)	(0.3)	(0.8)	(1.0)
Net income available to common shareowners	$203.4	$190.4	$540.2	$540.8
Basic weighted average outstanding shares	138.9	141.7	139.4	142.0
Effect of dilutive securities
Stock options	1.4	1.6	1.5	1.7
Performance shares	0.1	0.2	0.2	0.3
Diluted weighted average outstanding shares	140.4	143.5	141.1	144.0
Earnings per share:
Basic	$1.46	$1.34	$3.88	$3.81
Diluted	$1.45	$1.33	$3.83	$3.76
For the three and nine months ended June 30, 2013, share-based compensation awards for 1.1 million and 1.5 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2012, share-based compensation awards for 2.3 million and 2.1 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

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
2. Share-Based Compensation
We recognized $10.1 million and $31.3 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2013, respectively. We recognized $10.5 million and $32.8 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2012, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Nine Months Ended June 30,
	2013		2012
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,084	$25.17	1,383	$23.51
Performance shares	79	98.15	93	101.57
Restricted stock and restricted stock units	65	80.17	84	73.73
Unrestricted stock	11	76.65	12	61.97

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
4. Inventories
Inventories consist of (in millions):

	June 30, 2013	September 30, 2012
Finished goods	$253.4	$262.5
Work in process	163.9	149.5
Raw materials, parts and supplies	201.7	207.0
Inventories	$619.0	$619.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2013 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2012	$387.7	$561.1	$948.8
Acquisition of businesses	—	71.1	71.1
Translation	(3.1)	(6.1)	(9.2)
Balance as of June 30, 2013	$384.6	$626.1	$1,010.7
Other intangible assets consist of (in millions):

	June 30, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$138.8	$71.1	$67.7
Customer relationships	76.7	35.4	41.3
Technology	91.0	55.1	35.9
Trademarks	30.7	14.9	15.8
Other	22.2	17.9	4.3
Total amortized intangible assets	359.4	194.4	165.0
Intangible assets not subject to amortization	43.7	—	43.7
Total	$403.1	$194.4	$208.7

	September 30, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$123.4	$61.2	$62.2
Customer relationships	72.6	30.7	41.9
Technology	88.9	50.9	38.0
Trademarks	32.1	12.9	19.2
Other	21.4	16.9	4.5
Total amortized intangible assets	338.4	172.6	165.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$382.1	$172.6	$209.5
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $32.6 million in 2013, $34.2 million in 2014, $28.5 million in 2015, $24.9 million in 2016 and $20.9 million in 2017.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2013 and concluded these assets are not impaired. We did not identify any impairment indicators during the third quarter of 2013 that would require further impairment analysis.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Short-term Debt
Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $220.0 million at June 30, 2013 and $157.0 million at September 30, 2012. At June 30, 2013, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.18 percent and fifteen days, respectively. At September 30, 2012, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.27 percent and six days, respectively.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2013	September 30, 2012
Unrealized losses on foreign exchange contracts	$8.6	$21.5
Product warranty obligations	35.5	37.8
Taxes other than income taxes	38.1	37.1
Accrued interest	15.0	15.6
Dividends payable	72.1	—
Income taxes payable	11.0	14.7
Other	62.6	81.1
Other current liabilities	$242.9	$207.8
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
Changes in the product warranty obligations for the nine months ended June 30, 2013 and 2012 are (in millions):

	Nine Months Ended June 30,
	2013	2012
Balance at beginning of period	$37.8	$38.5
Accruals for warranties issued during the current period	23.6	27.2
Adjustments to pre-existing warranties	(0.6)	0.6
Settlements of warranty claims	(25.3)	(24.2)
Balance at end of period	$35.5	$42.1

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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the nine months ended June 30, 2013. The notional values of our forward exchange contracts outstanding at June 30, 2013 were $902.6 million, of which $575.5 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Singapore dollar/USD, USD/Brazilian real, Mexican peso/USD, Swiss franc/USD, and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At June 30, 2013 we had $13.9 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	September 30, 2012
Forward exchange contracts	Other current assets	$11.7	$8.7
Forward exchange contracts	Other assets	0.9	1.3
Forward exchange contracts	Other current liabilities	(6.0)	(8.4)
Forward exchange contracts	Other liabilities	(0.9)	(1.5)
Total		$5.7	$0.1

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	September 30, 2012
Forward exchange contracts	Other current assets	$6.1	$2.3
Forward exchange contracts	Other assets	1.8	0.1
Forward exchange contracts	Other current liabilities	(2.6)	(13.1)
Total		$5.3	$(10.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of gains recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Forward exchange contracts (cash flow hedges)	$2.0	$18.6	$9.4	$9.9
Foreign currency denominated debt (net investment hedges)	0.3	0.4	0.8	0.1
Total	$2.3	$19.0	$10.2	$10.0
Approximately $5.7 million ($3.6 million net of tax) of net unrealized gains on cash flow hedges as of June 30, 2013 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales	$1.0	$(0.4)	$1.5	$(0.6)
Cost of sales	1.6	1.4	1.8	3.9
Total	$2.6	$1.0	$3.3	$3.3
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Other income (expense)	$6.7	$1.5	$3.1	$(14.8)
Cost of sales	—	0.1	—	0.1
Total	$6.7	$1.6	$3.1	$(14.7)

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

	June 30, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,024.7	$1,024.7	$919.2	$105.5	$—
Short-term investments	372.3	372.3	—	372.3	—
Short-term debt	220.0	220.0	—	220.0	—
Long-term debt	905.1	1,090.9	—	1,090.9	—

	September 30, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$903.9	$903.9	$779.4	$124.5	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	157.0	157.0	—	157.0	—
Long-term debt	905.0	1,187.9	—	1,187.9	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$22.9	$17.8	$69.0	$53.8
Interest cost	40.0	41.7	120.2	125.6
Expected return on plan assets	(56.5)	(56.8)	(169.7)	(171.0)
Amortization:
Prior service credit	(0.6)	(0.6)	(1.9)	(1.8)
Net actuarial loss	36.1	23.6	108.5	71.0
Net periodic benefit cost	$41.9	$25.7	$126.1	$77.6

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	$0.6	$0.6	$1.8	$1.7
Interest cost	1.6	1.8	4.7	5.4
Amortization:
Prior service credit	(2.7)	(2.6)	(8.1)	(7.9)
Net actuarial loss	1.1	0.6	3.3	1.8
Net periodic benefit cost	$0.6	$0.4	$1.7	$1.0
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of June 30, 2013, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 20.9 percent and 22.9 percent in the three and nine months ended June 30, 2013, respectively, compared to 22.1 percent and 23.8 percent in the three and nine months ended June 30, 2012, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. We recognized net discrete tax benefits of $10.0 million and $6.0 million in the three months ended June 30, 2013 and 2012, respectively, primarily related to the favorable resolution of tax matters in various global jurisdictions. We recognized net discrete tax benefits of $14.5 million in the nine months ended June 30, 2013, primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit. We recognized net discrete tax benefits of $4.6 million in the nine months ended June 30, 2012, primarily related to the favorable resolution of tax matters in various global jurisdictions.
The amount of gross unrecognized tax benefits was $64.5 million and $70.3 million at June 30, 2013 and September 30, 2012, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $17.2 million and $20.1 million at June 30, 2013 and September 30, 2012, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $31.3 million as of June 30, 2013.
There was no material change in the amount of unrecognized tax benefits in the nine months ended June 30, 2013. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $9.3 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales
Architecture & Software	$671.0	$663.8	$1,967.7	$1,979.1
Control Products & Solutions	953.2	896.6	2,668.5	2,616.3
Total	$1,624.2	$1,560.4	$4,636.2	$4,595.4
Segment operating earnings
Architecture & Software	$188.6	$185.2	$541.7	$545.0
Control Products & Solutions	129.2	106.9	337.3	315.5
Total	317.8	292.1	879.0	860.5
Purchase accounting depreciation and amortization	(4.6)	(5.0)	(14.8)	(14.9)
General corporate – net	(20.9)	(18.3)	(57.5)	(63.0)
Non-operating pension costs[1]	(19.6)	(8.8)	(59.0)	(26.4)
Interest expense	(15.3)	(15.2)	(46.0)	(45.2)
Income before income taxes	$257.4	$244.8	$701.7	$711.0
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended June 30, 2013 and 2012, and of cash flows for the nine-month periods ended June 30, 2013 and 2012. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 7, 2013

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

ROCKWELL AUTOMATION, INC.

Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products, services and solutions is driven by:

•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines, and the creation of new facilities or production lines;

•	investments in basic materials production capacity, which may be related to commodity pricing levels;

•	our customers’ needs for faster time to market, lower total cost of ownership, improved asset utilization and optimization, and enterprise risk management;

•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the spending patterns of our customers due to their annual budgeting processes and their working schedules.
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

•
make acquisitions that serve as catalysts to organic growth by adding complementary technology, expanding our served market, enhancing our domain expertise or continuing our geographic diversification;

•	deploy human and financial resources to strengthen our technology leadership and our intellectual capital business model;

•	continuously improve quality and customer experience; and

•	drive annual cost productivity.
By implementing the strategy above, we seek to achieve our long-term financial goals that include revenue growth of 6-8 percent, double-digit EPS growth, return on invested capital in excess of 20 percent, free cash flow equal to about 100 percent of net income and 60 percent of our revenue outside the U.S, including 30 percent of revenue from emerging markets.

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the third quarter of 2013, sales to U.S. customers accounted for 50 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2011. Stability in both the recently reported and forecasted macroeconomic indicators supports our expectation that market conditions in the U.S. will remain stable through the remainder of our fiscal year.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2013
Quarter ended:
June 2013	98.9	50.9	199.8	77.8
March 2013	98.7	51.3	200.1	78.0
December 2012	97.7	50.2	199.6	77.5
Fiscal 2012
Quarter ended:
September 2012	97.1	51.6	195.9	77.4
June 2012	97.0	50.2	195.5	77.7
March 2012	96.3	53.3	190.1	77.6
December 2011	95.1	52.9	196.5	77.1
Fiscal 2011
Quarter ended:
September 2011	94.0	53.2	187.1	76.7
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the third quarter of 2013, sales to non-U.S. customers accounted for 50 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) and Industrial Production Index as indicators of the growth opportunities in each region where we do business. Outside the U.S., we expect stable underlying market conditions. Europe continues in recession with flat conditions currently. In Asia, China's investment levels remain weak due to a combination of credit conditions, weakening exports and overcapacity, and India's economy remains weak. In Latin America, Mexico's industrial production growth rates have been stable for several months while Brazil's near-term growth has slackened on weak exports and a declining PMI. We still expect that emerging markets will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2013 increased 4 percent compared to the third quarter of 2012 with growth in all regions, except for Asia Pacific. Sales increased 7 percent sequentially compared to the second quarter of 2012, with growth in all regions and across both segments. We realized strong margin conversion on 4 percent sales growth, primarily due to volume leverage and continued productivity.
We continued to execute our key initiatives:

•	Sales related to our process initiative increased approximately 2 percent year over year in the third quarter of 2013.

•	Logix sales in the third quarter of 2013 increased 3 percent year over year, slightly outperforming the Architecture & Software segment as a whole.

•
Sales in emerging markets increased 6 percent year over year and 5 percent organically. Acquisitions contributed 1 percent to the sales growth. Strong growth in Latin America was partially offset by declines in Asia-Pacific with the exception of China. Emerging markets represented 22 percent of total company sales in the third quarter of 2013.

The effective tax rate in the third quarter of 2013 was 20.9 percent compared to 22.1 percent in the third quarter of 2012. The Adjusted Effective Tax Rate in the third quarter of 2013 was 22.0 percent compared to 22.6 percent in the third quarter of 2012. We recognized net discrete tax benefits of $10.0 million and $6.0 million in the third quarter of 2013 and 2012, respectively, primarily related to the favorable resolution of tax matters in various global jurisdictions.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales
Architecture & Software	$671.0	$663.8	$1,967.7	$1,979.1
Control Products & Solutions	953.2	896.6	2,668.5	2,616.3
Total sales (a)	$1,624.2	$1,560.4	$4,636.2	$4,595.4
Segment operating earnings[1]
Architecture & Software	$188.6	$185.2	$541.7	$545.0
Control Products & Solutions	129.2	106.9	337.3	315.5
Total segment operating earnings[2] (b)	317.8	292.1	879.0	860.5
Purchase accounting depreciation and amortization	(4.6)	(5.0)	(14.8)	(14.9)
General corporate — net	(20.9)	(18.3)	(57.5)	(63.0)
Non-operating pension costs[3]	(19.6)	(8.8)	(59.0)	(26.4)
Interest expense	(15.3)	(15.2)	(46.0)	(45.2)
Income before income taxes (c)	257.4	244.8	701.7	711.0
Income tax provision	(53.7)	(54.1)	(160.7)	(169.2)
Net income	$203.7	$190.7	$541.0	$541.8

Diluted EPS	$1.45	$1.33	$3.83	$3.76

Adjusted EPS	$1.54	$1.37	$4.09	$3.87

Diluted weighted average outstanding shares	140.4	143.5	141.1	144.0

Total segment operating margin[2] (b/a)	19.6%	18.7%	19.0%	18.7%

Pre-tax margin (c/a)	15.8%	15.7%	15.1%	15.5%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of segment's operating performance for internal purposes. The following table reflects purchase accounting depreciation and amortization and non-operating pension costs that are attributable to each of our segments for the three and nine months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Purchase accounting depreciation and amortization
Architecture & Software	$0.9	$1.2	$3.0	$3.7
Control Products & Solutions	3.5	3.5	11.0	10.4
Non-operating pension costs
Architecture & Software	6.9	2.9	20.7	8.7
Control Products & Solutions	11.7	5.2	35.1	15.7
The increases in non-operating pension costs in both segments in the three and nine months ended June 30, 2013 were primarily due to the decrease in our U.S. discount rate from 5.20 percent in 2012 to 4.15 percent in 2013.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects. We define non-operating pension costs as defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impact of any plan curtailments or settlements. These components of net periodic benefit cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following is a reconciliation of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three and nine months ended June 30, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$203.7	$190.7	$541.0	$541.8
Non-operating pension costs	19.6	8.8	59.0	26.4
Tax effect of non-operating pension costs	(7.2)	(3.1)	(21.5)	(9.4)
Adjusted Income	$216.1	$196.4	$578.5	$558.8

Diluted EPS from continuing operations	$1.45	$1.33	$3.83	$3.76
Non-operating pension costs per diluted share, before tax	0.14	0.06	0.42	0.18
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.02)	(0.16)	(0.07)
Adjusted EPS	$1.54	$1.37	$4.09	$3.87

Effective tax rate	20.9%	22.1%	22.9%	23.8%
Tax effect of non-operating pension costs	1.1%	0.5%	1.1%	0.4%
Adjusted Effective Tax Rate	22.0%	22.6%	24.0%	24.2%

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2013 Compared to Three and Nine Months Ended June 30, 2012

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2013	2012	Change	2013	2012	Change
Sales	$1,624.2	$1,560.4	$63.8	$4,636.2	$4,595.4	$40.8
Income before income taxes	257.4	244.8	12.6	701.7	711.0	(9.3)
Diluted EPS	1.45	1.33	0.12	3.83	3.76	0.07
Adjusted EPS	1.54	1.37	0.17	4.09	3.87	0.22
Sales
Our sales increased 4 percent and 1 percent in the three and nine months ended June 30, 2013, respectively, compared to the three and nine months ended June 30, 2012. Sales in our solutions and services businesses increased 6 percent and 2 percent in the three and nine months ended June 30, 2013, respectively, compared to the three and nine months ended June 30, 2012. Product sales increased 3 percent in the three months ended June 30, 2013 and were flat in the nine months ended June 30, 2013 compared to the three and nine months ended June 30, 2012, respectively. Pricing contributed less than 1 percentage point to growth during both periods.
The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three and nine months ended June 30, 2013 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales vs.
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Three Months Ended June 30, 2012
United States	$807.7	4%	4%
Canada	131.5	8%	10%
Europe, Middle East and Africa	318.6	4%	3%
Asia-Pacific	223.1	(7)%	(8)%
Latin America	143.3	21%	23%
Total Sales	$1,624.2	4%	4%

		Change vs.	Change in Organic Sales vs.
	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2012
United States	$2,345.7	4%	4%
Canada	354.6	3%	3%
Europe, Middle East and Africa	931.8	(3)%	(1)%
Asia-Pacific	608.8	(11)%	(12)%
Latin America	395.3	9%	12%
Total Sales	$4,636.2	1%	1%

•	Sales growth in the United States and Canada in the three and nine months ended June 30, 2013 was solid, with particular strength in the oil and gas industry.

•	EMEA's sales increased 4 percent in the quarter despite the continued recession in Western Europe, but declined year to date.

•
Asia-Pacific experienced sales declines in the three and nine months ended June 30, 2013 due to weak market conditions. China showed a significant improvement from prior quarter and experienced 5 percent organic sales growth in the quarter. China's sales growth in the quarter was 11 percent as acquisitions and currency translation contributed 4 percent and 2 percent, respectively, to the sales growth. All other countries in Asia-Pacific experienced sales declines in the three and nine months ended June 30, 2013, with the exception of Japan.

•
Latin America continued as the highest growth region in the three and nine months ended June 30, 2013, with particularly strong growth in Brazil and Mexico, primarily driven by oil and gas, auto and consumer industries.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2013 Compared to Three and Nine Months Ended June 30, 2012
General Corporate - Net
General corporate - net expenses were $20.9 million and $57.5 million in the three and nine months ended June 30, 2013, respectively, compared to $18.3 million and $63.0 million in the three and nine months ended June 30, 2012, respectively. We recognized a $6.9 million charge related to two legacy environmental sites in the nine months ended June 30, 2012.
Income before Income Taxes
Income before income taxes increased 5 percent year over year in the three months ended June 30, 2013, primarily due to an increase in segment operating earnings, partially offset by higher non-operating pension costs. Income before income taxes decreased 1 percent year over year in the nine months ended June 30, 2013, primarily due to higher non-operating pension costs, partially offset by an increase in segment operating earnings and lower general corporate-net expenses. Total segment operating earnings increased 9 percent year over year in the three months ended June 30, 2013, primarily due to volume leverage and continued productivity performance. Total segment operating earnings increased 2 percent year over year in the nine months ended June 30, 2013, primarily due to productivity, partially offset by higher operating pension costs.

Income Taxes
The effective tax rate in the three months ended June 30, 2013 was 20.9 percent compared to 22.1 percent in the three months ended June 30, 2012. Our Adjusted Effective Tax Rate in the three months ended June 30, 2013 was 22.0 percent compared to 22.6 percent in the three months ended June 30, 2012. We recognized net discrete tax benefits of $10.0 million and $6.0 million in the three months ended June 30, 2013 and 2012, respectively, primarily related to the favorable resolution of tax matters in various global jurisdictions.
The effective tax rate in the nine months ended June 30, 2013 was 22.9 percent compared to 23.8 percent in the nine months ended June 30, 2012. Our Adjusted Effective Tax Rate in the nine months ended June 30, 2013 was 24.0 percent compared to 24.2 percent in the nine months ended June 30, 2012. We recognized net discrete tax benefits of $14.5 million in the nine months ended June 30, 2013, primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit. We recognized net discrete tax benefits of $4.6 million in the nine months ended June 30, 2012, primarily related to the favorable resolution of tax matters in various global jurisdictions.
Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2013	2012	Change		2013	2012	Change
Sales	$671.0	$663.8	$7.2		$1,967.7	$1,979.1	$(11.4)
Segment operating earnings	188.6	185.2	3.4		541.7	545.0	(3.3)
Segment operating margin	28.1%	27.9%	0.2	pts	27.5%	27.5%	—	pts
Sales
Architecture & Software year-over-year sales increased 1 percent in the three months ended June 30, 2013. Year-over-year organic sales also increased 1 percent in the quarter as currency had a negligible impact. All regions, except for Asia Pacific, grew at a rate above the segment average rate of increase, with EMEA and Latin America being the best performing regions for the segment, in the three months ended June 30, 2013.
Architecture & Software year-over-year sales declined 1 percent in the nine months ended June 30, 2013. Year-over-year organic sales were flat in the nine months ended June 30, 2013 as currency translation reduced sales by 1 percentage point. The United States was the best performing region for the segment in the nine months ended June 30, 2013. The balance of the regions reported low to negative sales growth, with significant declines in Asia-Pacific, in the nine months ended June 30, 2013.
Logix sales increased 3 percent and 2 percent year over year in the three and nine months ended June 30, 2013, respectively.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2013 Compared to Three and Nine Months Ended June 30, 2012
Operating Margin
Architecture & Software year-over-year segment operating earnings were up 2 percent in the three months ended June 30, 2013, but declined 1 percent in the nine months ended June 30, 2013. Segment operating margin was 28.1 percent and 27.5 percent in the three and nine months ended June 30, 2013, respectively, compared to 27.9 percent and 27.5 percent a year ago.
Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2013	2012	Change		2013	2012	Change
Sales	$953.2	$896.6	$56.6		$2,668.5	$2,616.3	$52.2
Segment operating earnings	129.2	106.9	22.3		337.3	315.5	21.8
Segment operating margin	13.6%	11.9%	1.7	pts	12.6%	12.1%	0.5	pts
Sales
Control Products & Solutions year-over-year sales increased 6 percent and 2 percent in the three and nine months ended June 30, 2013, respectively. Acquisitions and currency translation had a negligible impact in both periods.
Latin America was the best performing region for the segment in the three and nine months ended June 30, 2013. The United States and Canada experienced solid sales growth in both periods. The balance of the regions reported low to negative growth in the three and nine months ended June 30, 2013.
Operating Margin
Control Products & Solutions year-over-year segment operating earnings were up 21 percent and 7 percent in the three and nine months ended June 30, 2013, respectively. Segment operating margin increased to 13.6 percent and 12.6 percent in the three and nine months ended June 30, 2013, respectively, from 11.9 percent and 12.1 percent a year ago, primarily due to volume leverage and productivity.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2013	2012
Cash provided by (used for):
Operating activities	$663.8	$328.6
Investing activities	(197.6)	(458.7)
Financing activities	(323.6)	(18.4)
Effect of exchange rate changes on cash	(14.8)	(34.1)
Cash provided by (used for) continuing operations	$127.8	$(182.6)

The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$663.8	$328.6
Capital expenditures of continuing operations	(86.9)	(94.9)
Excess income tax benefit from share-based compensation	22.6	17.3

Free cash flow	$599.5	$251.0
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
Cash provided by operating activities was $663.8 million for the nine months ended June 30, 2013 compared to $328.6 million for the nine months ended June 30, 2012. Free cash flow was a source of $599.5 million for the nine months ended June 30, 2013 compared to a source of $251.0 million for the nine months ended June 30, 2012. The increase in the cash flow provided by operating activities and the increase in free cash flow are primarily due to a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust, partially offset by a related tax benefit, made in the nine months ended June 30, 2012 and lower incentive compensation payments in the nine months ended June 30, 2013.
We repurchased approximately 3.8 million shares of our common stock under our share repurchase program in the first nine months of 2013. The total cost of these shares was $318.0 million, of which $6.3 million was recorded in accounts payable at June 30, 2013 related to 75,000 shares that did not settle until July 2013. We also paid $7.6 million in the first quarter of 2013 for unsettled share repurchases outstanding at September 30, 2012. We repurchased approximately 2.3 million shares of our common stock in the first nine months of 2012. The total cost of these shares was $169.5 million, of which $2.9 million was recorded in accounts payable at June 30, 2012 related to 45,000 shares that did not settle until July 2012. We also paid $1.7 million in the first quarter of 2012 for unsettled share repurchases outstanding at September 30, 2011. Our decision to repurchase additional stock in the remainder of 2013 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2013, we had approximately $618.6 million remaining for stock repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
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

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. As of June 30, 2013, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At June 30, 2013, commercial paper borrowings outstanding were $220.0 million, with a weighted average interest rate of 0.18 percent. At September 30, 2012, commercial paper borrowings outstanding were $157.0 million, with a weighted average interest rate of 0.27 percent. Our debt-to-total-capital ratio was 35.9 percent at June 30, 2013 and 36.4 percent at September 30, 2012.
On May 22, 2013, we replaced our former four-year $750.0 million unsecured revolving credit facility expiring in March 2015 with a new five-year $750.0 million unsecured revolving credit facility expiring in May 2018. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against these credit facilities at June 30, 2013 or September 30, 2012. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. We were in compliance with all covenants under these credit facilities at June 30, 2013 and September 30, 2012. Separate short-term unsecured credit facilities of approximately $120.1 million at June 30, 2013 were available to non-U.S. subsidiaries.
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
The following is a summary of our credit ratings as of June 30, 2013:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at June 30, 2013, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended June 30, 2013					Three Months Ended June 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$807.7	$0.2	$807.9	$—	$807.9	$775.1
Canada	131.5	1.8	133.3	—	133.3	121.5
Europe, Middle East and Africa	318.6	(1.7)	316.9	—	316.9	306.9
Asia-Pacific	223.1	0.7	223.8	(4.3)	219.5	238.8
Latin America	143.3	2.0	145.3	—	145.3	118.1
Total Company Sales	$1,624.2	$3.0	$1,627.2	$(4.3)	$1,622.9	$1,560.4

	Nine Months Ended June 30, 2013					Nine Months Ended June 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,345.7	$(0.9)	$2,344.8	$(2.1)	$2,342.7	$2,250.4
Canada	354.6	(0.4)	354.2	—	354.2	343.0
Europe, Middle East and Africa	931.8	11.3	943.1	—	943.1	956.1
Asia-Pacific	608.8	(0.2)	608.6	(6.6)	602.0	683.7
Latin America	395.3	10.0	405.3	—	405.3	362.2
Total Company Sales	$4,636.2	$19.8	$4,656.0	$(8.7)	$4,647.3	$4,595.4

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2013					Three Months Ended June 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$671.0	$0.8	$671.8	$—	$671.8	$663.8
Control Products & Solutions	953.2	2.2	955.4	(4.3)	951.1	896.6
Total Company Sales	$1,624.2	$3.0	$1,627.2	$(4.3)	$1,622.9	$1,560.4

	Nine Months Ended June 30, 2013					Nine Months Ended June 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,967.7	$10.1	$1,977.8	$—	$1,977.8	$1,979.1
Control Products & Solutions	2,668.5	9.7	2,678.2	(8.7)	2,669.5	2,616.3
Total Company Sales	$4,636.2	$19.8	$4,656.0	$(8.7)	$4,647.3	$4,595.4

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at June 30, 2013, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at June 30, 2013, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at June 30, 2013, there has been no material change to this information.
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
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and directing the implementation of common global process standards and an enterprise-wide information technology system across our affiliates with an objective of improving internal control, our ability to monitor our global operations, and our management of global operations. This process, which was initiated by Rockwell Automation, Inc., the U.S. parent company of our consolidated group, continued during the third quarter of 2013, focusing on EMEA and Asia Pacific and involved processes such as order management, finance, human resources, logistics, operations, engineering and procurement. As a result of this parent company directive, our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was enhanced.
There have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at June 30, 2013, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. We believe that at June 30, 2013 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2013	523,000	$85.50	523,000	$678,266,029
May 1 - 31, 2013	304,468	87.75	304,468	651,550,480
June 1 - 30, 2013	386,400	85.18	386,400	618,638,766
Total	1,213,868	85.96	1,213,868

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	—	By-Laws of the Company, as amended and restated effective June 6, 2013, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 7, 2013, are hereby incorporated by reference.
Exhibit 10.2	—
$750,000,000 Five-Year Credit Agreement dated as of May 22, 2013 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Bank of New York Mellon, BMO Harris Bank N.A., Citibank, N.A., Deutsche Bank Securities Inc., The Northern Trust Company, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated May 28, 2013, is hereby incorporated by reference.

Exhibit 10.3	—	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2013.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 7, 2013	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2013	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.3	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2013.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.