Form 10-K
period 2013-09-30
ROCKWELL AUTOMATION INC
filed 2013-11-18
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
Commission file number 1-12383
Rockwell Automation, Inc.
(Exact name of registrant as specified in its charter)

Delaware	25-1797617
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 South 2nd Street
Milwaukee, Wisconsin	53204
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+1 (414) 382-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2013 was approximately $12.0 billion.
138,660,664 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 4, 2014 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our operations due to natural disasters, acts of war, strikes, terrorism, social unrest or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	a disruption of our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity and globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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

Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 4, 2014 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2013, our total sales were $6.35 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2013, is contained under the caption Results of Operations in MD&A, and in Note 17 in the Financial Statements.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio and Singapore, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business globally. Major markets served by both segments include transportation, oil and gas, metals, mining, food and beverage, and life sciences.
Architecture & Software
Our Architecture & Software operating segment recorded sales of $2.7 billion (42 percent of our total sales) in 2013. The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling the customer’s industrial processes and connecting with their manufacturing enterprise. Architecture & Software has a broad portfolio of products, including:

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
Control Products & Solutions
Our Control Products & Solutions operating segment recorded sales of $3.7 billion (58 percent of our total sales) in 2013. The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application expertise and project management capabilities. This comprehensive portfolio includes:

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

Geographic Information
In 2013, sales to customers in the United States accounted for 50 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside the United States on a country-of-destination basis are in Canada, China, the United Kingdom, Italy, Mexico, Germany, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 17 in the Financial Statements.

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
Distribution
In the United States, Canada and certain other countries, we sell primarily through independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 70 percent of our global sales are through independent distributors. Sales to our largest distributor in 2013, 2012 and 2011 were approximately 10 percent of our total sales. The independent distributors typically do not carry products that compete with Allen-Bradley® products.
Research and Development
Our research and development spending for the years ended September 30, 2013, 2012 and 2011 was $260.7 million, $247.6 million, and $243.9 million, respectively. While not material to previously issued financial statements, we corrected certain amounts previously included in our classification of research and development spending for the years ended September 30, 2012 and 2011. As a result, our previously reported research and development spending amounts for the years ended September 30, 2012 and 2011 decreased by $11.5 million and $10.5 million, respectively. Customer-sponsored research and development was not significant in 2013, 2012 or 2011.
Employees
At September 30, 2013, we had approximately 22,000 employees. Approximately 8,500 were employed in the United States.
Raw Materials and Supplies
We purchase a wide range of equipment, components, finished products and materials used in our business. The raw materials essential to the manufacture of our products generally are available at competitive prices. We have a broad base of suppliers and subcontractors. We depend upon the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. See Item 1A. Risk Factors for a discussion of risks associated with our reliance on third party suppliers.
Backlog
Our total order backlog at September 30 was (in millions):

	2013	2012
Architecture & Software	$183.8	$181.4
Control Products & Solutions	1,091.8	1,016.4
	$1,275.6	$1,197.8
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2014 were approximately $136 million as of September 30, 2013.
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
Available Information
We maintain a website at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site through the "Investor Relations" link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

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
Adverse changes in business or industry conditions and volatility and disruption of the capital and credit markets may result in decreases in our sales and profitability.
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
A substantial portion of our sales are to customers outside the U.S. and we are subject to the risks of doing business in many countries.
We do business in more than 80 countries around the world. Approximately 50 percent of our sales in 2013 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
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
We rely heavily on information technology (IT) both in our products, solutions and services for customers and in our enterprise IT infrastructure in order to achieve our business objectives. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting every type of IT system including industrial control systems such as those we sell and service and corporate enterprise IT systems. These threat actors may engage in fraud, theft of confidential or proprietary information, and sabotage.
Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. These attacks have sometimes been successful.
Despite the precautions we take, an intrusion or infection of software, hardware or a system that we sold or serviced could result in the disruption of our customers’ business, loss of proprietary or confidential information, or injuries to people or property. Similarly, an attack on our enterprise IT system could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.

We are in the process of developing and directing the implementation of a common global Enterprise Resource Planning (ERP) system that is resulting in redesigned processes, organization structures, and a common information system all with the objective of improving internal control and our ability to manage and monitor our global operations. The implementations, which were initiated by Rockwell Automation Inc., the U.S. parent company of our consolidated group, occurred in many locations in 2007 to 2013, and are scheduled to continue into 2015. As the parent company continues to drive this implementation, the system and processes may not perform as expected or may require more time to implement. This could have an adverse effect on our business.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including defining and controlling contract scope, efficiently executing projects, and managing the performance and quality of our subcontractors and suppliers. If we are unable to manage and mitigate these risks, we could incur cost overruns, liabilities, and other losses that would adversely affect our results of operations.
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our product portfolio and solution and service offerings, technology differentiation, product performance, quality of our products and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or to provide high quality products and services, we may experience price erosion, lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

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
Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to the safety and security of the products, solutions and services we sell, employment, contract matters and environmental remediation.
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
A disruption to our distribution channel could reduce our sales.
In the United States and Canada, approximately 90 percent of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. While we maintain the right to appoint new distributors, any unplanned disruption to our existing distribution channel could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor, or other events.
We rely on vendors to supply equipment, components and services, which creates certain risks and uncertainties that may adversely affect our business.
Our business requires that we buy equipment, components and services including finished products, which may include computer chips and commodities such as copper, aluminum and steel. Our reliance on suppliers involves certain risks, including:

•	poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our products;

•	changes in the cost of these purchases due to inflation, exchange rates, commodity market volatility or other factors;

•	intellectual property risks such as ownership of rights or alleged infringement by suppliers;

•	information security risks associated with providing confidential information to suppliers; and

•	shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery.
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of sales.
We rely on strategic partners to expand our capabilities and to provide more complete automation solutions for our customers, which creates certain risks and uncertainties that may adversely affect our business.
We have relationships with industry-leading strategic partners that provide complementary technology, expertise and thought leadership to enable us to enhance automation solutions for our customers. If we fail to maintain or manage relationships with these third-party partner companies effectively, or these partners are unable or unwilling to perform as expected, our ability to execute our business strategy could be negatively affected.

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
We have acquired, and will continue to acquire, businesses in an effort to enhance shareowner value. Acquisitions involve risks and uncertainties, including:

•
difficulties in integrating the acquired business, retaining the acquired business’ customers, and achieving the expected benefits of the acquisition, such as sales increases, access to technologies, cost savings and increases in geographic or product presence, in the desired time frames;

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 3.4 million square feet, of which 36 percent was in the United States and Canada. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2013.

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Singapore	Architecture & Software
Cambridge, Canada	Canada
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding our principal manufacturing locations as of September 30, 2013.

Location	Manufacturing Square Footage

Monterrey, Mexico	637,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Cambridge, Canada	216,000
Shanghai, China	196,000
Singapore	146,000
Katowice, Poland	138,000
Tecate, Mexico	135,000
Ladysmith, Wisconsin, United States	124,000
Richland Center, Wisconsin, United States	124,000
Jundiai, Brazil	94,000
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

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2013 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board and President and Chief Executive Officer	62
Sujeet Chand — Senior Vice President and Chief Technology Officer	55
Kent G. Coppins — Vice President and General Tax Counsel	60
Theodore D. Crandall — Senior Vice President and Chief Financial Officer	58
David M. Dorgan — Vice President and Controller	49
Steven W. Etzel — Vice President and Treasurer	53
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	52
Frank C. Kulaszewicz — Senior Vice President since April 2011; Vice President and General Manager, Control and Visualization Business previously	49
John P. McDermott — Senior Vice President	55
John M. Miller — Vice President and Chief Intellectual Property Counsel	46
Blake D. Moret — Senior Vice President since April 2011; Vice President and General Manager, Customer Support and Maintenance previously	50
Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development since February 2009; Vice President, Corporate Development previously	57
Robert A. Ruff — Senior Vice President	65
Susan J. Schmitt — Senior Vice President, Human Resources	50
Martin Thomas — Senior Vice President, Operations and Engineering Services	55
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2013 there were 21,059 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2013 and 2012:

	2013		2012
Fiscal Quarters	High	Low	High	Low
First	$84.80	$68.30	$78.01	$53.06
Second	91.99	83.58	84.71	72.21
Third	91.67	80.60	80.67	62.41
Fourth	109.72	83.59	73.98	61.20
We declare and pay dividends at the sole discretion of our Board of Directors. During 2013 we declared and paid aggregate cash dividends of $1.98 per common share. During the third quarter of fiscal 2013, we increased our quarterly dividend per common share 11 percent to 52 cents per common share effective with the dividend payable in June 2013 ($2.08 per common share annually). During 2012 we declared and paid aggregate cash dividends of $1.745 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(3)
July 1 – 31, 2013	246,700	$88.45	246,700	$596,817,475
August 1 – 31, 2013	315,470	98.08	313,500	566,069,284
September 1 – 30, 2013	294,200	105.10	294,200	535,149,378
Total	856,370	97.72	854,400

(1)
All of the shares purchased during the quarter ended September 30, 2013 were acquired pursuant to the repurchase program described in (3) below, except for 1,970 shares that were acquired in August 2013 in connection with stock swap exercises of employee stock options.

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

	Year Ended September 30,
	2013	2012	2011	2010	2009(a)
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,351.9	$6,259.4	$6,000.4	$4,857.0	$4,332.5
Interest expense	60.9	60.1	59.5	60.5	60.9
Income from continuing operations	756.3	737.0	697.1	440.4	217.9
Earnings per share from continuing operations:
Basic	5.43	5.20	4.88	3.09	1.54
Diluted	5.36	5.13	4.79	3.05	1.53
Cash dividends per share	1.98	1.745	1.475	1.22	1.16
Consolidated Balance Sheet Data: (at end of period)
Total assets	$5,844.6	$5,636.5	$5,284.9	$4,748.3	$4,305.7
Short-term debt	179.0	157.0	—	—	—
Long-term debt	905.1	905.0	905.0	904.9	904.7
Shareowners’ equity	2,585.5	1,851.7	1,748.0	1,460.4	1,316.4
Other Data:
Capital expenditures	$146.2	$139.6	$120.1	$99.4	$98.0
Depreciation	113.8	103.9	96.5	95.7	101.7
Intangible asset amortization	31.4	34.7	34.8	31.6	32.4

(a)
Includes costs of $60.4 million ($41.8 million after tax, or $0.29 per diluted share) related to restructuring actions designed to better align our cost structure with then-current economic conditions. The majority of the charges related to severance benefits recognized pursuant to our severance policy and local statutory requirements.

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
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses. Overall demand for our products, solutions and services is driven by:

•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines, and new facilities or production lines;

•	investments in basic materials production capacity, which may be related to commodity pricing levels;

•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the spending patterns of our customers due to their annual budgeting processes and their working schedules.
Long-term Strategy
Our vision of being the most valued global provider of innovative industrial automation and information products, solutions and services is supported by our growth and performance strategy, which seeks to:

•	achieve growth rates in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•	diversify our sales streams by broadening our portfolio of products, solutions and services, expanding our global presence and serving a wider range of industries and applications;

•	grow market share by gaining new customers and by capturing a larger share of existing customers’ spending;

•	enhance our market access by building our channel capability and partner network;

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
By implementing the strategy above, we seek to achieve our long-term financial goals that include sales growth of 6-8 percent, double-digit EPS growth, return on invested capital in excess of 20 percent and free cash flow equal to about 100 percent of Adjusted Income.
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization and manage enterprise risks.

Differentiation through Technology Innovation and Domain Expertise
We seek a technology leadership position in industrial automation. We believe that our three platforms - integrated architecture, intelligent motor control and solutions and services - provide the foundation for long-term sustainable competitive advantage.
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support discrete, process, batch, safety, motion and power control on the same hardware platform with the same software programming environment. Our integrated architecture is scalable with standard open communications protocols making it easier for customers to implement more cost effectively.
Intelligent motor control is one of our core competencies and an important aspect of an automation system. These products and solutions enhance the availability, efficiency and safe operation of our customers' critical and most energy-intensive plant assets. Our intelligent motor control offering can be integrated seamlessly with the Logix architecture.
Domain expertise refers to the industry and application knowledge required to deliver solutions and services that support customers through the entire life cycle of their automation investment. The combination of industry-specific domain expertise of our people with our innovative technologies enables us to help our customers solve their manufacturing and business challenges.
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. We continue to expand our footprint in emerging markets. We currently have approximately 60 percent of our employees outside the U.S., and 50 percent of our sales outside the U.S.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer facing resources in order to be closer to our customers throughout the world. Growth in the emerging markets of Asia Pacific, including China and India, Latin America, Central and Eastern Europe and Africa is projected to exceed global Gross Domestic Product (GDP) growth rates, due to higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Enhanced Market Access
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to approximately $90 billion. Our process initiative has been the most important contributor to this expansion and remains our largest growth opportunity. Logix is the technology foundation that enabled us to become an industry leader for batch process applications and to compete effectively with traditional Distributed Control Systems (DCS) providers for continuous process applications. We complement that with a growing global network of engineers and partners to provide solutions to process customers.
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
Our consumer products customers are engaged in the food and beverage, home and personal care and life sciences industries. These customers’ needs include new capacity, incremental capacity from existing facilities, flexible manufacturing and regulatory compliance. These customers operate in an environment where product innovation and time to market are critical factors.

We serve customers in resource-based industries, including oil and gas, mining, aggregates, cement, metals, energy, pulp and paper and water/wastewater. Companies in these industries typically invest in capacity expansion when commodity prices are relatively high and global demand for basic materials is increasing. In addition, there is ongoing investment in upgrades of aging automation systems and productivity.
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
Acquisitions
Our acquisition strategy focuses on products, solutions or services that will be catalytic to the organic growth of our core offerings. In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd., a leading manufacturer of medium voltage drives, direct current power supplies, switch gear and wind inverters, headquartered in Harbin, China. The acquisition strengthened our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products. In March 2012, we acquired certain assets and assumed certain liabilities of SoftSwitching Technologies Corporation, an industrial power quality detection and protection systems provider in the United States. In May 2011, we acquired Lektronix Limited and its affiliate, an independent industrial automation repair and service provider primarily in Europe and Asia. In April 2011, we acquired certain assets and assumed certain liabilities of Hiprom (Pty) Ltd and its affiliates, a process control and automation systems integrator for the mining and mineral processing industry in South Africa.
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

U. S. Industrial Economic Trends
In 2013, sales to U.S. customers accounted for 50 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:

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

The table below depicts the trends in these indicators from fiscal 2011 to 2013. The PMI increase in the fourth quarter of fiscal 2013 indicates expansion in the U.S. manufacturing sector. Industrial Equipment Spending and the Industrial Production Index have been gradually improving, while Capacity Utilization remained flat. Stability in both the recently reported and forecasted macroeconomic indicators supports our expectation that market conditions in the U.S. will remain stable next year. We expect the U.S. growth in fiscal 2014 to be about the same as in fiscal 2013.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2013
Quarter ended:
September 2013	99.5	56.2	207.4	78.0
June 2013	99.0	50.9	199.3	77.9
March 2013	98.7	51.3	200.1	78.0
December 2012	97.7	50.2	199.6	77.5
Fiscal 2012
Quarter ended:
September 2012	97.1	51.6	195.9	77.4
June 2012	97.0	50.2	195.5	77.7
March 2012	96.3	53.3	190.1	77.6
December 2011	95.1	52.9	196.5	77.1
Fiscal 2011
Quarter ended:
September 2011	94.0	53.2	187.1	76.7
June 2011	92.9	55.8	173.1	76.1
March 2011	92.6	59.3	171.3	76.1
December 2010	91.6	57.3	160.9	75.6
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2013, sales to non-U.S. customers accounted for 50 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. International demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) and Industrial Production Index as indicators of the growth opportunities in each region where we do business. Outside the U.S., we expect stable underlying market conditions. Europe's macroeconomic conditions are improving but the pace of recovery is uncertain given unemployment levels and the impact of austerity programs. Asia Pacific is expected to return to growth next year primarily due to market stabilization in China. We expect our growth in Latin America to moderate in fiscal 2014 coming off a very strong year. Despite weakness in the past year, we continue to expect that emerging markets will be the fastest growing automation markets over the long term.

Summary of Results of Operations
Despite sluggish market conditions in 2013, we achieved record sales of $6,351.9 million with sales growth of 1.5 percent year over year. All regions, except for Asia Pacific, experienced sales growth year over year, led by Latin America with organic sales growth of 12 percent. The end market with the strongest sales growth for the year was oil and gas.
Results for our key initiatives were mixed:

•	Sales related to our process initiative were flat in 2013 compared to 2012.

•	Logix sales increased 4 percent in 2013 compared to 2012.

•	Sales in emerging markets decreased 1 percent in 2013 compared to 2012, primarily due to weakness in emerging Asia.
In a low growth environment, we were able to expand segment operating margin by almost a point while continuing to invest for growth.
The effective tax rate in 2013 was 22.9 percent compared to 23.7 percent in 2012. The Adjusted Effective Tax Rate in 2013 was 23.9 percent compared to 24.1 percent in 2012. We recognized net discrete tax benefits of $22.7 million in 2013, primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit. We recognized net discrete tax benefits of $2.1 million in 2012, primarily related to the favorable resolution of tax matters in various global jurisdictions.

The following tables reflect our sales and operating results for the years ended September 30, 2013, 2012 and 2011 (in millions, except per share amounts):

	Year Ended September 30,
	2013	2012	2011
Sales
Architecture & Software	$2,682.0	$2,650.4	$2,594.3
Control Products & Solutions	3,669.9	3,609.0	3,406.1
Total sales (a)	$6,351.9	$6,259.4	$6,000.4
Segment operating earnings[1]
Architecture & Software	$759.4	$714.4	$670.4
Control Products & Solutions	477.4	449.5	378.4
Total segment operating earnings[2] (b)	1,236.8	1,163.9	1,048.8
Purchase accounting depreciation and amortization	(19.3)	(19.8)	(19.8)
General corporate — net	(97.2)	(82.9)	(78.4)
Non-operating pension costs[3]	(78.5)	(35.2)	(23.5)
Interest expense	(60.9)	(60.1)	(59.5)
Income from continuing operations before income taxes (c)	980.9	965.9	867.6
Provision for income taxes	(224.6)	(228.9)	(170.5)
Income from continuing operations	756.3	737.0	697.1
Income from discontinued operations[4]	—	—	0.7
Net income	$756.3	$737.0	$697.8
Diluted earnings per share:
Continuing operations	$5.36	$5.13	$4.79
Discontinued operations	—	—	0.01
Net income	$5.36	$5.13	$4.80

Adjusted EPS	$5.71	$5.29	$4.89

Diluted weighted average outstanding shares	140.9	143.4	145.2
Total segment operating margin[2] (b/a)	19.5%	18.6%	17.5%
Pre-tax margin (c/a)	15.4%	15.4%	14.5%

(1)	See Note 17 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

(4)	See Note 13 in the Condensed Consolidated Financial Statements for a description of items reported as discontinued operations.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2013	2012	2011
Purchase accounting depreciation and amortization
Architecture & Software	$4.0	$5.0	$5.5
Control Products & Solutions	14.3	13.8	13.3
Non-operating pension costs
Architecture & Software	27.6	11.6	11.3
Control Products & Solutions	46.6	20.9	9.9
The increases in non-operating pension costs in both segments in fiscal 2013 were primarily due to the decrease in our U.S. discount rate from 5.20 percent in 2012 to 4.15 percent in 2013.
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
The following is a reconciliation of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the years ended September 30, 2013, 2012 and 2011 (in millions, except per share amounts):

	Year Ended September 30,
	2013	2012	2011
Income from continuing operations	$756.3	$737.0	$697.1
Non-operating pension costs, before tax	78.5	35.2	23.5
Tax effect of non-operating pension costs	(28.5)	(12.6)	(8.5)
Adjusted Income	$806.3	$759.6	$712.1

Diluted EPS from continuing operations	$5.36	$5.13	$4.79
Non-operating pension costs per diluted share, before tax	0.55	0.25	0.16
Tax effect of non-operating pension costs per diluted share	(0.20)	(0.09)	(0.06)
Adjusted EPS	$5.71	$5.29	$4.89

Effective tax rate	22.9%	23.7%	19.7%
Tax effect of non-operating pension costs	1.0%	0.4%	0.4%
Adjusted Effective Tax Rate	23.9%	24.1%	20.1%

2013 Compared to 2012

(in millions, except per share amounts)	2013	2012	Change
Sales	$6,351.9	$6,259.4	$92.5
Income from continuing operations before income taxes	980.9	965.9	15.0
Diluted earnings per share from continuing operations	5.36	5.13	0.23
Sales
Sales in fiscal 2013 increased 1.5 percent compared to 2012. Organic sales increased 1.7 percent. Sales in our solutions and services businesses grew 1 percent year over year. Fiscal 2013 year-end backlog in these businesses was 9 percent higher than at the end of last year. Product sales grew 2 percent year over year. Pricing contributed about 1 percentage point to growth.
The table below presents our sales for the year ended September 30, 2013 by geographic region and the percentage change in sales from the year ended September 30, 2012 (in millions, except percentages):

	Year Ended September 30, 2013(1)	Change vs. Year Ended September 30, 2012	Change in Organic Sales vs. Year Ended September 30, 2012(2)
United States	$3,202.9	4%	4%
Canada	468.7	1%	2%
Europe, Middle East and Africa	1,284.9	—%	—%
Asia Pacific	851.9	(10)%	(10)%
Latin America	543.5	8%	12%
Total sales	$6,351.9	1%	2%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	The United States and Canada had solid sales growth with oil and gas being the best performing end markets.

•	EMEA's sales growth was flat this year but we continued to outperform the market, especially with OEMs.

•	Asia Pacific had a challenging year with sales declines in all countries, except Japan.

•	Latin America was the highest growth region, led by strong growth in Brazil and Mexico.
General Corporate - Net
General corporate - net expenses were $97.2 million in fiscal 2013 compared to $82.9 million in fiscal 2012. The largest contributor to the year-over-year increase was higher legacy environmental charges.

Income from Continuing Operations before Income Taxes
Income from continuing operations before income taxes increased 2 percent from $965.9 million in 2012 to $980.9 million in 2013. The increase was primarily due to an increase in segment operating earnings, partially offset by higher non-operating pension costs. Total segment operating earnings increased 6 percent year over year, primarily due to higher sales and strong productivity.
Income Taxes
The effective tax rate for 2013 was 22.9 percent compared to 23.7 percent in 2012. The 2013 and 2012 effective tax rates were lower than the U.S. statutory rate of 35 percent because our sales outside of the U.S. benefited from lower tax rates. The Adjusted Effective Tax Rate in 2013 was 23.9 percent compared to 24.1 percent in 2012. We recognized net discrete tax benefits of $22.7 million in 2013, primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit. We recognized net discrete tax benefits of $2.1 million in 2012, primarily related to the favorable resolution of tax matters in various global jurisdictions.
See Note 15 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2013 and 2012 affecting the respective tax rates.
Architecture & Software

(in millions, except percentages)	2013	2012	Change
Sales	$2,682.0	$2,650.4	$31.6
Segment operating earnings	759.4	714.4	45.0
Segment operating margin	28.3%	27.0%	1.3	pts
Sales
Architecture & Software sales increased 1 percent in 2013 compared to 2012. Organic sales increased 2 percent, and the effects of currency translation reduced sales by 1 percentage point. Pricing contributed about 1 percentage point to growth during the year. Strong year-over-year sales growth in the United States and EMEA was offset by significant declines in Asia Pacific. Logix sales increased 4 percent in 2013 compared to 2012.
Operating Margin
Architecture & Software segment operating earnings increased 6 percent. Operating margin expanded 1.3 points to 28.3 percent in 2013 as compared to 2012, primarily due to higher sales and strong productivity.
Control Products & Solutions

(in millions, except percentages)	2013	2012	Change
Sales	$3,669.9	$3,609.0	$60.9
Segment operating earnings	477.4	449.5	27.9
Segment operating margin	13.0%	12.5%	0.5	pts
Sales
Control Products & Solutions sales increased 2 percent in 2013 compared to 2012. Organic sales increased 2 percent. Pricing contributed less than 1 percentage point to growth during the year. Latin America was the strongest performing region for the segment with double-digit year-over-year sales growth during the year. The United States and Canada experienced solid sales growth in 2013, while Asia Pacific reported significant sales declines.
Operating Margin
Control Products & Solutions segment operating earnings increased 6 percent. Operating margin expanded 0.5 point to 13.0 percent in 2013 as compared to 2012, primarily due to higher sales, strong productivity and favorable mix.

2012 Compared to 2011

(in millions, except per share amounts)	2012	2011	Change
Sales	$6,259.4	$6,000.4	$259.0
Income from continuing operations	965.9	867.6	98.3
Diluted earnings per share from continuing operations	5.13	4.79	0.34
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
The table below presents our sales for the year ended September 30, 2012 by geographic region and the percentage change in sales from the year ended September 30, 2011 (in millions, except percentages):

	Year Ended September 30, 2012(1)	Change vs. Year Ended September 30, 2011	Change in Organic Sales vs. Year Ended September 30, 2011(2)
United States	$3,067.3	5%	5%
Canada	464.3	17%	20%
Europe, Middle East and Africa	1,280.6	1%	6%
Asia Pacific	942.4	3%	5%
Latin America	504.8	(1)%	8%
Total sales	$6,259.4	4%	6%

(1)	We attribute sales to the geographic regions based upon country of destination.

(2)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Organic sales growth in the United States was driven by transportation and oil and gas industries, as consumer industries lagged the region growth rate.

•	Strong organic sales growth in Canada reflected continued strength in the resource-based industries.

•	EMEA's organic sales growth was driven by strong double digit growth in its emerging markets, particularly in Central and Eastern Europe.

•	Asia Pacific organic sales growth was mixed across the countries in the region with mature markets generally outperforming emerging markets and Australia experiencing significant sales declines.

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
Sales
Control Products & Solutions sales increased 6 percent. Organic sales increased 8 percent. Acquisitions contributed 1 percentage point to the growth rate and currency translation reduced sales by 3 percentage points. Pricing contributed less than 1 percentage point to growth during the year. Canada was the strongest performing region for the segment with double digit year-over-year organic sales growth during the year. Year-over-year organic sales growth in Latin America and EMEA was slightly above the segment average, while year-over-year organic sales growth in the United States and Asia Pacific was less than the segment average growth rate.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2013	2012	2011
Cash provided by (used for):
Operating activities	$1,014.8	$718.7	$643.7
Investing activities	(256.8)	(503.2)	(160.9)
Financing activities	(454.6)	(282.7)	(297.9)
Effect of exchange rate changes on cash	0.6	(16.8)	(5.8)
Cash provided (used for) by continuing operations	$304.0	$(84.0)	$179.1
The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$1,014.8	$718.7	$643.7
Capital expenditures of continuing operations	(146.2)	(139.6)	(120.1)
Excess income tax benefit from share-based compensation	31.9	18.5	38.1
Free cash flow	$900.5	$597.6	$561.7
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
Cash provided by operating activities was $1,014.8 million for the year ended September 30, 2013 compared to $718.7 million for the year ended September 30, 2012. Free cash flow was a source of $900.5 million for the year ended September 30, 2013 compared to a source of $597.6 million for the year ended September 30, 2012. The increase in the cash flow provided by operating activities and the increase in free cash flow are primarily due to a $300 million discretionary pre-tax contribution to our U.S. qualified pension trust, partially offset by a related tax benefit, made in 2012 and lower incentive compensation payments in 2013.
We repurchased approximately 4.7 million shares of our common stock under our share repurchase program in 2013. The total cost of these shares was $401.5 million, of which $6.4 million was recorded in accounts payable at September 30, 2013, related to 60,000 shares that did not settle until October 2013. In 2012, we repurchased approximately 3.7 million shares of our common stock under our share repurchase program. The total cost of these shares was $265.3 million, of which $7.6 million was recorded in accounts payable at September 30, 2012, related to 110,000 shares that did not settle until October 2012. Our decision to repurchase stock in 2014 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2013 we had approximately $535.1 million remaining for stock repurchases under our existing board authorization. See Part II, Item 5, Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2014 to be about $170 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

Given our extensive operations outside the U.S., a significant amount of our cash, cash equivalents and short-term investments (funds) are held in non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. As of September 30, 2013, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At September 30, 2013, commercial paper borrowings outstanding were $179.0 million, with a weighted average interest rate of 0.17 percent. At September 30, 2012, commercial paper borrowings outstanding were $157.0 million, with a weighted average interest rate of 0.27 percent. Our debt-to-total-capital ratio was 29.5 percent at September 30, 2013 and 36.4 percent at September 30, 2012. The decrease in the debt-to-total-capital ratio is primarily due to higher shareowners' equity resulting from year-end pension adjustments for actuarial gains due to increase in the discount rate.
On May 22, 2013, we replaced our former four-year $750.0 million unsecured revolving credit facility expiring in March 2015 with a new five-year $750.0 million unsecured revolving credit facility expiring in May 2018. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against these credit facilities during the years ended September 30, 2013 and 2012. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $121.6 million at September 30, 2013 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities during fiscal 2013 and 2012 were not significant. We were in compliance with all covenants under our credit facilities during the years ended September 30, 2013 and 2012. There were no significant commitment fees or compensating balance requirements under any of our credit facilities.
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
The following is a summary of our credit ratings as of September 30, 2013:

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
We regularly monitor the third-party depository institutions that hold our cash and cash equivalents and short-term investments. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents and short-term investments among counterparties to minimize exposure to any one of these entities.

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
Cash dividends to shareowners were $276.3 million in 2013 ($1.98 per common share), $247.4 million in 2012 ($1.745 per common share) and $211.0 million in 2011 ($1.475 per common share). Our quarterly dividend rate as of September 30, 2013 is $0.52 per common share ($2.08 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2013 are (in millions):

	Payments by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt and interest (a)	$2,518.1	$56.9	$56.9	$56.9	$56.9	$299.9	$1,990.6
Minimum operating lease payments	358.0	82.0	67.7	52.7	43.1	33.7	78.8
Postretirement benefits (b)	150.2	15.1	14.6	13.8	12.9	12.2	81.6
Pension funding contribution (c)	41.1	41.1	—	—	—	—	—
Purchase obligations (d)	100.7	38.4	20.2	10.2	7.5	7.5	16.9
Other long-term liabilities (e)	80.9	8.1	—	—	—	—	—
Unrecognized tax benefits (f)	53.2	—	—	—	—	—	—
Total	$3,302.2	$241.6	$159.4	$133.6	$120.4	$353.3	$2,167.9

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $44.9 million. See Note 6 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2014 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2014 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes long-term obligations under agreements with various service providers and contractual commitments for capital expenditures.

(e)
Other long-term liabilities include environmental liabilities, asset retirement obligations and indemnifications, net of related receivables. Amounts subsequent to 2014 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Year Ended September 30, 2012
	Year Ended September 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,202.9	$0.8	$3,203.7	$(2.1)	$3,201.6	$3,067.3
Canada	468.7	4.4	473.1	—	473.1	464.3
Europe, Middle East and Africa	1,284.9	(2.9)	1,282.0	—	1,282.0	1,280.6
Asia Pacific	851.9	4.2	856.1	(10.7)	845.4	942.4
Latin America	543.5	19.4	562.9	—	562.9	504.8
Total Company Sales	$6,351.9	$25.9	$6,377.8	$(12.8)	$6,365.0	$6,259.4

						Year Ended September 30, 2011
	Year Ended September 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,067.3	$3.3	$3,070.6	$(2.3)	$3,068.3	$2,917.8
Canada	464.3	9.4	473.7	—	473.7	396.2
Europe, Middle East and Africa	1,280.6	98.3	1,378.9	(33.1)	1,345.8	1,267.6
Asia Pacific	942.4	11.8	954.2	(1.3)	952.9	910.6
Latin America	504.8	43.1	547.9	—	547.9	508.2
Total Company Sales	$6,259.4	$165.9	$6,425.3	$(36.7)	$6,388.6	$6,000.4

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended September 30, 2012
	Year Ended September 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,682.0	$10.7	$2,692.7	$—	$2,692.7	$2,650.4
Control Products & Solutions	3,669.9	15.2	3,685.1	(12.8)	3,672.3	3,609.0
Total Company Sales	$6,351.9	$25.9	$6,377.8	$(12.8)	$6,365.0	$6,259.4

						Year Ended September 30, 2011
	Year Ended September 30, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,650.4	$73.5	$2,723.9	$—	$2,723.9	$2,594.3
Control Products & Solutions	3,609.0	92.4	3,701.4	(36.7)	3,664.7	3,406.1
Total Company Sales	$6,259.4	$165.9	$6,425.3	$(36.7)	$6,388.6	$6,000.4

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
Our global pension expense in 2013 was $168.1 million compared to $104.7 million in 2012. Approximately 77 percent of our 2013 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2013 U.S. pension expense included the following: discount rate of 4.15 percent (compared to 5.20 percent for 2012); expected rate of return on plan assets of 8.00 percent (compared to 8.00 percent for 2012); and an assumed long-term compensation increase rate of 4.00 percent (compared to 4.00 percent for 2012).
In 2013, 2012 and 2011, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary contributions of $300.0 million and $150.0 million to our U.S. pension plans in 2012 and 2011, respectively.
The table below presents our estimate of net periodic benefit cost in 2014 compared to net periodic benefit cost in 2013 (in millions):

	2014	2013	Change
Service cost	$78.7	$92.1	$(13.4)
Prior service credit amortization	(2.7)	(2.5)	(0.2)
Operating pension cost	76.0	89.6	(13.6)

Interest cost	174.4	160.2	14.2
Expected return on plan assets	(218.1)	(226.3)	8.2
Net actuarial loss amortization	99.9	144.6	(44.7)
Non-operating pension cost	56.2	78.5	(22.3)
Net periodic benefit cost	$132.2	$168.1	$(35.9)
For 2014 our U.S. discount rate will increase to 5.05 percent from 4.15 percent in 2013. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. Our U.S. long-term compensation increase rate will decrease to 3.75 percent for 2014 from 4.00 percent in 2013. We established this rate by analyzing all elements of compensation that are pension-eligible earnings.
For 2014 our expected rate of return on U.S. plan assets will decrease to 7.50 percent from 8.00 percent in 2013, reflecting lower future expected market returns. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plans’ invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The financial markets produced strong results in 2013. The plan’s Debt Securities return exceeded the expected return range in 2013, as lower market interest rates resulted in higher bond values. The plan’s Equity Securities return exceeded the expected return range in 2013, largely due to higher U.S. equity returns. The actual return for our portfolio of U.S. plan assets was approximately 7.30 percent annualized for the 15 years ended September 30, 2013, and was approximately 8.90 percent annualized for the 20 years ended September 30, 2013.

The target allocations and ranges of long-term expected return for our major categories of U.S. plan assets are as follows:

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
The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost
Discount rate	$100.9	$9.6
Return on plan assets	—	6.0
Compensation increase rate	19.0	4.0
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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $10.8 million.
Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of setoff exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $184.0 million at September 30, 2013 and $176.6 million at September 30, 2012, of which $8.9 million at September 30, 2013 and $7.9 million at September 30, 2012 was included as an offset to accounts receivable.
Litigation, Claims and Contingencies
We record liabilities for litigation, claims and contingencies when an obligation is probable and when we have a basis to reasonably estimate its value. We also record liabilities for environmental matters based on estimates for known environmental remediation exposures. The liabilities include expenses for sites we currently own or operate or formerly owned or operated and third party sites where we were determined to be a potentially responsible party. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. If we determine that recovery from insurers or other third parties is probable and a right of setoff exists, we record the liability net of the estimated recovery. If we determine that recovery from insurers or other third parties is probable, but a right of setoff does not exist, we record a liability for the total estimated costs of remediation and a receivable for the estimated recovery. At environmental sites where we are the only responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to subjectivity of timing and/or amount of future cash payments. Environmental liability estimates may be affected by changing determinations of what constitutes an environmental exposure or an acceptable level of cleanup. To the extent that the required remediation procedures or timing of those procedures change, additional contamination is identified, or the financial condition of other potentially responsible parties is adversely affected, the estimate of our environmental liabilities may change.
Our accrual for environmental matters was $47.5 million, net of $35.1 million of related receivables, and $45.2 million, net of $32.1 million of related receivables, at September 30, 2013 and 2012, respectively. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.
Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by insurance policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $21.0 million and $22.3 million as of September 30, 2013 and 2012, respectively.
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

We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $2.3 million and $3.4 million in other current liabilities at September 30, 2013 and 2012, respectively, and $22.0 million and $22.4 million in other liabilities at September 30, 2013 and 2012, respectively.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure is capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $11.4 million, of which $0.3 million and $1.6 million has been accrued in other current liabilities at September 30, 2013 and 2012, respectively, and $9.2 million and $8.8 million has been accrued in other liabilities at September 30, 2013 and 2012, respectively. A significant change in the costs or timing could have a significant effect on our estimates.
More information regarding litigation, claims and contingencies is contained in Note 16 in the Financial Statements.
Income Taxes
We operate in numerous taxing jurisdictions and are subject to regular examinations by U.S. Federal, state and non-U.S. taxing authorities. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross jurisdictional transactions. Cross jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax exposures. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $40.8 million and $70.3 million at September 30, 2013 and 2012, respectively, of which the entire amount would reduce our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $12.4 million and $20.1 million at September 30, 2013 and 2012, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $27.1 million as of September 30, 2013. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $16.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.

We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss, tax credit, and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $28.3 million at September 30, 2013 and $31.8 million at September 30, 2012 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more Carryforwards or certain temporary differences than currently expected. Conversely, our income would decrease if we determine we are unable to realize our deferred tax assets in the future.
Our consolidated financial statements provide for tax liability on undistributed earnings of our subsidiaries that will be repatriated to the U.S. As of September 30, 2013, we have not provided U.S. deferred taxes for $2,427.0 million of such earnings, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $10.6 million and a liability of $11.7 million at September 30, 2013. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2013 and 2012, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar further strengthens relative to 2013 levels.
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
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2013 and 2012. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. Commercial paper borrowings outstanding at September 30, 2013 were $179.0 million with remaining maturities of five days at a weighted average interest rate of 0.17 percent. Commercial paper borrowings at September 30, 2012 were $157.0 million with remaining maturities of six days at a weighted average interest rate of 0.27 percent. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2013 and 2012, a 100 basis point increase in average market interest rates would have increased our interest expense by $2.1 million and $2.7 million, respectively.
We had outstanding fixed rate long-term debt obligations with a carrying value of $905.1 million at September 30, 2013 and $905.0 million at September 30, 2012. The fair value of this debt was $1,072.2 million at September 30, 2013 and $1,187.9 million at September 30, 2012. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$1,200.9	$903.9
Short-term investments	372.7	350.0
Receivables	1,186.1	1,187.3
Inventories	615.4	619.0
Deferred income taxes	189.5	208.6
Other current assets	115.3	118.7
Total current assets	3,679.9	3,387.5
Property, net	616.0	587.1
Goodwill	1,023.0	948.8
Other intangible assets, net	212.8	209.5
Deferred income taxes	147.3	351.1
Other assets	165.6	152.5
Total	$5,844.6	$5,636.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$179.0	$157.0
Accounts payable	546.7	547.6
Compensation and benefits	236.8	246.4
Advance payments from customers and deferred revenue	210.9	204.1
Customer returns, rebates and incentives	175.1	168.7
Other current liabilities	196.2	207.8
Total current liabilities	1,544.7	1,531.6
Long-term debt	905.1	905.0
Retirement benefits	595.9	1,105.8
Other liabilities	213.4	242.4
Commitments and contingent liabilities (Note 16)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,456.0	1,416.7
Retained earnings	4,333.4	3,858.8
Accumulated other comprehensive loss	(817.7)	(1,225.3)
Common stock in treasury, at cost (shares held: 2013, 42.5; 2012, 41.6)	(2,567.6)	(2,379.9)
Total shareowners’ equity	2,585.5	1,851.7
Total	$5,844.6	$5,636.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2013	2012	2011
Sales
Products and solutions	$5,706.0	$5,656.1	$5,430.8
Services	645.9	603.3	569.6
	6,351.9	6,259.4	6,000.4
Cost of sales
Products and solutions	(3,326.4)	(3,315.9)	(3,224.0)
Services	(451.7)	(420.8)	(386.0)
	(3,778.1)	(3,736.7)	(3,610.0)
Gross profit	2,573.8	2,522.7	2,390.4
Selling, general and administrative expenses	(1,537.7)	(1,491.7)	(1,461.2)
Other income (expense) (Note 14)	5.7	(5.0)	(2.1)
Interest expense	(60.9)	(60.1)	(59.5)
Income from continuing operations before income taxes	980.9	965.9	867.6
Income tax provision (Note 15)	(224.6)	(228.9)	(170.5)
Income from continuing operations	756.3	737.0	697.1
Income from discontinued operations (Note 13)	—	—	0.7
Net income	$756.3	$737.0	$697.8
Basic earnings per share:
Continuing operations	$5.43	$5.20	$4.88
Discontinued operations	—	—	—
Net income	$5.43	$5.20	$4.88
Diluted earnings per share:
Continuing operations	$5.36	$5.13	$4.79
Discontinued operations	—	—	0.01
Net income	$5.36	$5.13	$4.80
Weighted average outstanding shares:
Basic	139.2	141.5	142.7
Diluted	140.9	143.4	145.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2013	2012	2011
Net income	$756.3	$737.0	$697.8
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax expense (benefit) of $232.1, ($103.1), and ($93.2))	402.2	(192.4)	(178.7)
Currency translation adjustments	8.3	(35.0)	23.4
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($1.8), ($3.1), and $2.3)	(2.9)	(5.0)	3.9
Net change in unrealized gains and losses on investment securities, net of tax	—	—	(0.3)
Other comprehensive income (loss)	407.6	(232.4)	(151.7)
Comprehensive income	$1,163.9	$504.6	$546.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2013	2012	2011
Continuing operations:
Operating activities:
Net income	$756.3	$737.0	$697.8
Income from discontinued operations	—	—	(0.7)
Income from continuing operations	756.3	737.0	697.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	113.8	103.9	96.5
Amortization of intangible assets	31.4	34.7	34.8
Share-based compensation expense	41.1	43.5	39.5
Retirement benefit expense	170.4	105.9	100.9
Pension trust contributions	(41.3)	(341.1)	(184.7)
Deferred income taxes	(6.5)	82.2	46.5
Net loss (gain) on disposition of property and investments	0.5	1.0	(0.9)
Income tax benefit from the exercise of stock options	2.1	0.7	3.1
Excess income tax benefit from share-based compensation	(31.9)	(18.5)	(38.1)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(12.3)	(135.7)	(207.2)
Inventories	0.8	21.4	(41.9)
Accounts payable	3.3	90.2	15.0
Compensation and benefits	(8.5)	(67.0)	16.9
Income taxes	33.8	35.7	49.2
Other assets and liabilities	(38.2)	24.8	17.0
Cash provided by operating activities	1,014.8	718.7	643.7
Investing activities:
Capital expenditures	(146.2)	(139.6)	(120.1)
Acquisition of businesses, net of cash acquired	(84.8)	(16.2)	(45.9)
Purchases of short-term investments	(372.2)	(487.5)	—
Proceeds from maturities of short-term investments	350.0	137.5	—
Proceeds from sale of property and investments	0.5	2.6	5.1
Other investing activities	(4.1)	—	—
Cash used for investing activities	(256.8)	(503.2)	(160.9)
Financing activities:
Net issuance of short-term debt	22.0	157.0	—
Cash dividends	(276.3)	(247.4)	(211.0)
Purchases of treasury stock (See Note 10 for non-cash financing activities)	(402.7)	(259.4)	(298.7)
Proceeds from the exercise of stock options	172.3	49.0	174.0
Excess income tax benefit from share-based compensation	31.9	18.5	38.1
Other financing activities	(1.8)	(0.4)	(0.3)
Cash used for financing activities	(454.6)	(282.7)	(297.9)
Effect of exchange rate changes on cash	0.6	(16.8)	(5.8)
Cash provided by (used for) continuing operations	304.0	(84.0)	179.1
Discontinued operations:
Cash used for discontinued operating activities	(7.0)	(1.0)	(3.6)
Cash used for discontinued operations	(7.0)	(1.0)	(3.6)
Increase (decrease) in cash and cash equivalents	297.0	(85.0)	175.5
Cash and cash equivalents at beginning of year	903.9	988.9	813.4
Cash and cash equivalents at end of year	$1,200.9	$903.9	$988.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2013	2012	2011

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,416.7	1,381.4	1,344.2
Income tax benefits from share-based compensation	34.0	19.2	41.2
Share-based compensation expense	40.2	42.7	38.7
Shares delivered under incentive plans	(34.9)	(26.6)	(42.7)
Ending balance	1,456.0	1,416.7	1,381.4
Retained earnings
Beginning balance	3,858.8	3,382.8	2,912.4
Net income	756.3	737.0	697.8
Cash dividends (2013, $1.98 per share; 2012, $1.745 per share; 2011, $1.475 per share)	(276.3)	(247.4)	(211.0)
Shares delivered under incentive plans	(5.4)	(13.6)	(16.4)
Ending balance	4,333.4	3,858.8	3,382.8
Accumulated other comprehensive loss
Beginning balance	(1,225.3)	(992.9)	(841.2)
Other comprehensive income (loss)	407.6	(232.4)	(151.7)
Ending balance	(817.7)	(1,225.3)	(992.9)
Treasury stock
Beginning balance	(2,379.9)	(2,204.7)	(2,136.4)
Purchases	(401.5)	(265.3)	(299.2)
Shares delivered under incentive plans	213.8	90.1	230.9
Ending balance	(2,567.6)	(2,379.9)	(2,204.7)
Total shareowners’ equity	$2,585.5	$1,851.7	$1,748.0
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve a competitive advantage for their businesses.
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually based experience.
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. Product and solution sales consist of industrial automation power, control and information; hardware and software products; and custom-engineered systems. Service sales include multi-vendor customer technical support and repair, asset management and optimization consulting and training. All service sales recorded in the Consolidated Statement of Operations are associated with our Control Products & Solutions segment.
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
We record accruals for customer returns, rebates and incentives at the time of sale based primarily on historical experience. Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of setoff exists, as a reduction of accounts receivable.
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
Receivables
We record allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of allowances for doubtful accounts of $22.5 million at September 30, 2013 and $28.0 million at September 30, 2012. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.9 million at September 30, 2013 and $7.9 million at September 30, 2012.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal use software, is stated at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 10 years for machinery and equipment and 3 to 8 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts.
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
We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 10 years for trademarks, 8 to 20 years for customer relationships, 5 to 17 years for technology and 5 to 30 years for other intangible assets.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $260.7 million in 2013, $247.6 million in 2012 and $243.9 million in 2011. We include R&D expenses in cost of sales in the Consolidated Statement of Operations. While not material to previously issued financial statements, we corrected certain amounts previously included in our classification of R&D costs for the years ended September 30, 2012 and 2011. As a result, our previously reported R&D costs for the years ended September 30, 2012 and 2011 decreased by $11.5 million and $10.5 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2013 (1.2 million shares), 2012 (2.3 million shares) and 2011 (2.1 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2013	2012	2011
Income from continuing operations	$756.3	$737.0	$697.1
Less: Allocation to participating securities	(1.1)	(1.4)	(1.4)
Income from continuing operations available to common shareowners	$755.2	$735.6	$695.7
Income from discontinued operations	$—	$—	$0.7
Less: Allocation to participating securities	—	—	—
Income from discontinued operations available to common shareowners	$—	$—	$0.7
Net income	$756.3	$737.0	$697.8
Less: Allocation to participating securities	(1.1)	(1.4)	(1.4)
Net income available to common shareowners	$755.2	$735.6	$696.4
Basic weighted average outstanding shares	139.2	141.5	142.7
Effect of dilutive securities
Stock options	1.5	1.6	2.1
Performance shares	0.2	0.3	0.4
Diluted weighted average outstanding shares	140.9	143.4	145.2
Basic earnings per share:
Continuing operations	$5.43	$5.20	$4.88
Discontinued operations	—	—	—
Net Income	$5.43	$5.20	$4.88
Diluted earnings per share:
Continuing operations	$5.36	$5.13	$4.79
Discontinued operations	—	—	0.01
Net Income	$5.36	$5.13	$4.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

Share-Based Compensation
We recognize share-based compensation expense for equity awards on a straight-line basis over the service period of the award based on the fair value of the award as of the grant date.
Product and Workers’ Compensation Liabilities
We record accruals for product and workers’ compensation claims in the period in which they are probable and reasonably estimable. Our principal self-insurance programs include product liability and workers’ compensation where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by insurance policies purchased from commercial insurers. We estimate the liability for the majority of the self-insured claims using our claims experience for the periods being valued.
Environmental Matters
We record liabilities for environmental matters in the period in which our responsibility is probable and the costs can be reasonably estimated. We make changes to the liabilities in the periods in which the estimated costs of remediation change. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. If we determine that recovery from insurers or other third parties is probable and a right of setoff exists, we record the liability net of the estimated recovery. If we determine that recovery from insurers or other third parties is probable, but a right of setoff does not exist, we record a liability for the total estimated costs of remediation and a receivable for the estimated recovery. At environmental sites where we are the only responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to subjectivity of timing and/or amount of future cash payments.
Conditional Asset Retirement Obligations
We record liabilities for costs related to legal obligations associated with the retirement of a tangible, long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued new guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires entities to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position or the tax law does not require to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. This guidance is effective for us prospectively for reporting periods beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
In February 2013, the FASB issued new accounting guidance, which requires entities to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income and the respective line items of net income affected by the reclassification, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional detail on those amounts. This guidance is effective for us prospectively for reporting periods beginning October 1, 2013. Other than enhanced disclosures, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Acquisitions
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
The fair values and weighted average useful lives that have been assigned to the acquired identifiable intangible assets of these acquisitions are:

	2013		2012		2011
(in millions, except useful lives)	Fair Value	Wtd. Avg. Useful Life	Fair Value	Wtd. Avg. Useful Life	Fair Value	Wtd. Avg. Useful Life
Customer relationships	$7.1	10 years	$—	—	$14.3	14 years
Technology	3.0	5 years	3.2	10 years	1.5	10 years
Trademarks	—	—	—	—	1.3	2 years
Other intangible assets	1.0	5 years	—	—	0.6	4 years
The results of operations of the acquired businesses have been included in our Consolidated Statement of Operations since the dates of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of these acquisitions are not material to our results of operations or financial position.

3. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2013 and 2012 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2011	$386.7	$565.9	$952.6
Translation and other	1.0	(4.8)	(3.8)
Balance as of September 30, 2012	387.7	561.1	948.8
Acquisition of businesses	—	71.1	71.1
Translation	0.1	3.0	3.1
Balance as of September 30, 2013	$387.8	$635.2	$1,023.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3. Goodwill and Other Intangible Assets - (Continued)

Other intangible assets consist of (in millions):

	September 30, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$146.9	$73.1	$73.8
Customer relationships	77.4	37.1	40.3
Technology	66.1	30.9	35.2
Trademarks	26.4	10.7	15.7
Other	12.1	8.0	4.1
Total amortized intangible assets	328.9	159.8	169.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$372.6	$159.8	$212.8

	September 30, 2012
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$123.4	$61.2	$62.2
Customer relationships	72.6	30.7	41.9
Technology	88.9	50.9	38.0
Trademarks	32.1	12.9	19.2
Other	21.4	16.9	4.5
Total amortized intangible assets	338.4	172.6	165.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$382.1	$172.6	$209.5
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $13.1 million in 2013, $15.9 million in 2012 and $16.8 million in 2011.
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $31.5 million in 2014, $34.6 million in 2015, $31.7 million in 2016, $28.4 million in 2017 and $17.1 million in 2018.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment during the second quarter of 2013 and concluded these assets are not impaired.
4. Inventories
Inventories consist of (in millions):

	September 30,
	2013	2012
Finished goods	$248.4	$262.5
Work in process	167.2	149.5
Raw materials, parts and supplies	199.8	207.0
Inventories	$615.4	$619.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Property, net
Property consists of (in millions):

	September 30,
	2013	2012
Land	$3.7	$3.7
Buildings and improvements	304.5	292.5
Machinery and equipment	1,041.5	1,022.1
Internal-use software	388.9	414.6
Construction in progress	90.2	65.7
Total	1,828.8	1,798.6
Less accumulated depreciation	(1,212.8)	(1,211.5)
Property, net	$616.0	$587.1
6. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2013	2012
5.65% notes, payable in 2017	$250.0	$250.0
6.70% debentures, payable in 2028	250.0	250.0
6.25% debentures, payable in 2037	250.0	250.0
5.20% debentures, payable in 2098	200.0	200.0
Unamortized discount and other	(44.9)	(45.0)
Long-term debt	$905.1	$905.0
On May 22, 2013, we replaced our former four-year $750.0 million unsecured revolving credit facility expiring in March 2015 with a new five-year $750.0 million unsecured revolving credit facility expiring in May 2018. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against these credit facilities during the years ended September 30, 2013 and 2012. Borrowings under these credit facilities bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of these credit facilities contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $121.6 million at September 30, 2013 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities during fiscal 2013 and 2012 were not significant. We were in compliance with all covenants under our credit facilities during the years ended September 30, 2013 and 2012. There were no significant commitment fees or compensating balance requirements under any of our credit facilities.
Our short-term debt obligations primarily relate to commercial paper borrowings. Commercial paper borrowings outstanding were $179.0 million at September 30, 2013 and $157.0 million at September 30, 2012. At September 30, 2013 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.17 percent and five days, respectively. At September 30, 2012 the weighted average interest rate and maturity period of the commercial paper outstanding were 0.27 percent and six days, respectively.
Interest payments were $59.7 million during 2013, $59.0 million during 2012 and $60.1 million during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2013	2012
Unrealized losses on foreign exchange contracts (Note 9)	$10.1	$21.5
Product warranty obligations (Note 8)	36.9	37.8
Taxes other than income taxes	37.7	37.1
Accrued interest	15.6	15.6
Income taxes payable	35.9	14.7
Other	60.0	81.1
Other current liabilities	$196.2	$207.8
8. Product Warranty Obligations
We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for 12 months from either the date of sale or installation. We also record a liability for specific warranty matters when they become known and reasonably estimable. Our product warranty obligations are included in other current liabilities in the Consolidated Balance Sheet.
Changes in product warranty obligations are (in millions):

	September 30,
	2013	2012
Balance at beginning of period	$37.8	$38.5
Warranties recorded at time of sale	32.0	35.0
Adjustments to pre-existing warranties	0.8	(2.1)
Settlements of warranty claims	(33.7)	(33.6)
Balance at end of period	$36.9	$37.8

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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2013, 2012, or 2011. We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our forward exchange contracts among counterparties to minimize exposure to any one of these entities. Most of our forward exchange contracts are denominated in currencies of major industrial countries. The notional values of our forward exchange contracts outstanding at September 30, 2013 were $888.3 million, of which $591.3 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional value were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, Singapore dollar/USD, USD/Brazilian real, and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. We had $14.4 million and $14.6 million of foreign currency denominated debt designated as net investment hedges at September 30, 2013 and 2012, respectively.
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

Level 3:	Unobservable inputs for the asset or liability.
Assets and liabilities measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	September 30, 2012
Forward exchange contracts	Other current assets	$4.8	$8.7
Forward exchange contracts	Other assets	0.2	1.3
Forward exchange contracts	Other current liabilities	(8.3)	(8.4)
Forward exchange contracts	Other liabilities	(1.6)	(1.5)
Total		$(4.9)	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Derivative Instruments and Fair Value Measurement - (Continued)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	September 30, 2012
Forward exchange contracts	Other current assets	$4.9	$2.3
Forward exchange contracts	Other assets	0.7	0.1
Forward exchange contracts	Other current liabilities	(1.8)	(13.1)
Total		$3.8	$(10.7)
The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2013	2012	2011
Forward exchange contracts (cash flow hedges)	$1.8	$(1.7)	$3.0
Foreign currency denominated debt (net investment hedges)	0.2	(0.5)	(0.2)
Total	$2.0	$(2.2)	$2.8
Approximately $3.5 million ($2.2 million net of tax) of net unrealized losses on cash flow hedges as of September 30, 2013 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related losses and gains on the hedged items during the periods presented, was:

	2013	2012	2011
Sales	$1.6	$(1.1)	$0.3
Cost of sales	4.9	7.5	(3.5)
Total	$6.5	$6.4	$(3.2)
The amount recognized in earnings as a result of ineffective hedges was not significant.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations during the periods presented was:

	2013	2012	2011
Other income (expense)	$0.1	$(21.9)	$6.2
Cost of sales	—	—	0.4
Total	$0.1	$(21.9)	$6.6

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

	September 30, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,200.9	$1,200.9	$1,079.0	$121.9	$—
Short-term investments	372.7	372.7	—	372.7	—
Short-term debt	179.0	179.0	—	179.0	—
Long-term debt	905.1	1,072.2	—	1,072.2	—

	September 30, 2012
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$903.9	$903.9	$779.4	$124.5	$—
Short-term investments	350.0	350.0	—	350.0	—
Short-term debt	157.0	157.0	—	157.0	—
Long-term debt	905.0	1,187.9	—	1,187.9	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Shareowners’ Equity
Common Stock
At September 30, 2013, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2013, 12.2 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2013	2012	2011
Beginning balance	139.8	141.9	141.7
Treasury stock purchases	(4.7)	(3.7)	(4.0)
Shares delivered under incentive plans	3.7	1.6	4.2
Ending balance	138.8	139.8	141.9
During September 2013, we repurchased 60,000 shares of common stock for $6.4 million that did not settle until October 2013. During September 2012, we repurchased 110,000 shares of common stock for $7.6 million that did not settle until October 2012. These outstanding purchases were recorded in accounts payable at September 30, 2013 and 2012.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended September 30, 2013, 2012 and 2011 were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 12)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Unrealized gains on investment securities, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2010	$(854.9)	$12.1	$1.3	$0.3	$(841.2)
Other comprehensive (loss) income	(178.7)	23.4	3.9	(0.3)	(151.7)
Balance as of September 30, 2011	(1,033.6)	35.5	5.2	—	(992.9)
Other comprehensive loss	(192.4)	(35.0)	(5.0)	—	(232.4)
Balance as of September 30, 2012	(1,226.0)	0.5	0.2	—	(1,225.3)
Other comprehensive income (loss)	402.2	8.3	(2.9)	—	407.6
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$—	$(817.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Share-Based Compensation
During 2013, 2012 and 2011 we recognized $41.1 million, $43.5 million and $39.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $12.5 million during 2013, $13.8 million during 2012 and $12.9 million during 2011. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2013, total unrecognized compensation cost related to share-based compensation awards was $37.2 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.6 years.
Our 2012 Long-Term Incentives Plan (2012 Plan) authorizes us to deliver up to 6.8 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2012 Plan, 2008 Long-Term Incentives Plan, as amended, or our 2000 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 5.5 million shares under our 2012 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2013. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
Stock Options
We have granted non-qualified and incentive stock options to purchase our common stock under various incentive plans at prices equal to the fair market value of the stock on the grant dates. The exercise price for stock options granted under the plans may be paid in cash, already-owned shares of common stock or a combination of cash and such shares. Stock options expire ten years after the grant date and vest ratably over three years.
The per share weighted average fair value of stock options granted during the years ended September 30, 2013, 2012 and 2011 was $25.18, $23.49 and $21.39, respectively. The total intrinsic value of stock options exercised was $131.7 million, $43.9 million and $157.3 million during 2013, 2012 and 2011, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2013	2012	2011
Average risk-free interest rate	0.66%	1.06%	1.94%
Expected dividend yield	2.35%	2.29%	2.37%
Expected volatility	0.43	0.43	0.39
Expected term (years)	5.3	5.3	5.5
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Share-Based Compensation - (Continued)

A summary of stock option activity for the year ended September 30, 2013 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2012	7,873	$56.75
Granted	1,087	80.34
Exercised	(3,379)	51.22
Forfeited	(91)	74.07
Cancelled	(2)	65.13
Outstanding at September 30, 2013	5,488	64.53	6.9	$232.7
Vested or expected to vest at September 30, 2013	5,311	64.15	6.8	227.3
Exercisable at September 30, 2013	3,048	55.40	5.6	157.1
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period. The awards actually earned will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. For the three-year performance period ending September 30, 2013, there will be a 180 percent payout of the target number of shares, with a maximum of 127,000 shares to be delivered in payment under the awards in December 2013.
A summary of performance share activity for the year ended September 30, 2013 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2012	297	$76.84
Granted[1]	79	98.15
Adjustment for performance results achieved[2]	98	54.81
Vested and issued	(232)	54.81
Forfeited	(9)	96.82
Outstanding at September 30, 2013	233	96.02
1Performance shares granted assuming achievement of performance goals at target.
2Adjustments were due to the number of shares vested under the fiscal 2010 awards at the end of the three-year performance period ended September 30, 2012 being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30:

	2013	2012	2011
Percent payout	173%	200%	42%
Shares vested (in thousands)	232	345	44
Total fair value of shares vested (in millions)	$18.7	$25.8	$3.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Share-Based Compensation - (Continued)

The per share fair value of performance share awards granted during the years ended September 30, 2013, 2012 and 2011 was $98.15, $101.57 and $87.00, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2013	2012	2011
Average risk-free interest rate	0.32%	0.39%	0.63%
Expected dividend yield	2.32%	2.29%	2.01%
Expected volatility	0.36	0.43	0.49
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on restricted stock generally lapse over periods ranging from one to five years. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2013, 2012 and 2011 was $80.17, $73.73 and $69.00, respectively. The total fair value of shares vested during the years ended September 30, 2013, 2012, and 2011 was $9.4 million, $6.2 million, and $4.5 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2013 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2012	269	$59.57
Granted	65	80.17
Vested	(124)	44.71
Forfeited	(11)	76.13
Outstanding at September 30, 2013	199	74.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our UK pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans. However, we made voluntary contributions of $300.0 million and $150.0 million to our U.S. qualified pension plan in 2012 and 2011, respectively. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$92.1	$71.8	$70.1	$2.3	$2.2	$3.5
Interest cost	160.2	167.6	163.9	6.3	7.2	10.2
Expected return on plan assets	(226.3)	(228.1)	(204.5)	—	—	—
Amortization:
Prior service credit	(2.5)	(2.3)	(2.2)	(10.7)	(10.6)	(10.6)
Net transition obligation	—	—	0.4	—	—	—
Net actuarial loss	144.6	94.7	63.7	4.4	2.4	6.4
Settlements	—	1.0	—	—	—	—
Net periodic benefit cost	$168.1	$104.7	$91.4	$2.3	$1.2	$9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Benefit obligation at beginning of year	$4,150.2	$3,482.6	$172.5	$157.7
Service cost	92.1	71.8	2.3	2.2
Interest cost	160.2	167.6	6.3	7.2
Actuarial (gains) losses	(401.0)	597.0	(14.9)	24.0
Plan amendments	—	—	—	(3.1)
Plan participant contributions	5.5	5.4	9.4	10.4
Benefits paid	(198.0)	(176.6)	(24.7)	(26.6)
Currency translation and other	(4.2)	2.4	(0.7)	0.7
Benefit obligation at end of year	3,804.8	4,150.2	150.2	172.5
Plan assets at beginning of year	3,213.3	2,572.9	—	—
Actual return on plan assets	309.0	470.6	—	—
Company contributions	41.3	341.1	15.3	16.2
Plan participant contributions	5.5	5.4	9.4	10.4
Benefits paid	(198.0)	(176.6)	(24.7)	(26.6)
Currency translation and other	(4.1)	(0.1)	—	—
Plan assets at end of year	3,367.0	3,213.3	—	—
Funded status of plans	$(437.8)	$(936.9)	$(150.2)	$(172.5)

Net amount on balance sheet consists of:
Other assets	$10.3	$0.8	$—	$—
Compensation and benefits	(10.8)	(10.2)	(14.7)	(15.8)
Retirement benefits	(437.3)	(927.5)	(135.5)	(156.7)
Net amount on balance sheet	$(437.8)	$(936.9)	$(150.2)	$(172.5)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2013 and 2012 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension		Other Postretirement Benefits
	2013	2012	2013	2012
Prior service cost (credit)	$1.4	$(0.3)	$(15.1)	$(21.8)
Net actuarial loss	812.2	1,210.7	25.4	37.5
Net transition benefit	(0.1)	(0.1)	—	—
Total	$813.5	$1,210.3	$10.3	$15.7
During 2013, we recognized prior service credits of $13.2 million  ($8.4 million net of tax) and net actuarial losses of $149.0 million ($95.7 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2012. In 2014 we expect to recognize prior service credits of $12.9 million ($8.2 million net of tax), and net actuarial losses of $102.8 million ($66.5 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2013.
The accumulated benefit obligation for our pension plans was $3,563.2 million and $3,865.3 million at September 30, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2013	2012	2011	2013	2012	2011
U.S. Plans
Discount rate	4.15%	5.20%	5.60%	3.85%	4.90%	5.10%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—
Compensation increase rate	4.00%	4.00%	4.00%	—	—	—
Non-U.S. Plans
Discount rate	3.37%	4.15%	4.14%	3.80%	4.10%	4.75%
Expected return on plan assets	5.42%	5.93%	6.07%	—	—	—
Compensation increase rate	3.03%	3.03%	3.09%	—	—	—
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2013	2012	2013	2012
U.S. Plans
Discount rate	5.05%	4.15%	4.60%	3.85%
Compensation increase rate	3.75%	4.00%	—	—
Healthcare cost trend rate(1)	—	—	7.50%	8.00%
Non-U.S. Plans
Discount rate	3.69%	3.37%	4.20%	3.80%
Compensation increase rate	3.11%	3.03%	—	—
Healthcare cost trend rate(2)	—	—	6.27%	6.68%
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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2013	2012
Equity Securities	30%	–	65%	52%	53%	52%
Debt Securities	35%	–	50%	40%	40%	41%
Other	0%	–	35%	8%	7%	7%

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
As of September 30, 2013 and 2012, our pension plans do not own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2013 and 2012.
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
Private equity and alternative equity — Valued at the estimated fair value, as determined by the respective fund manager, based on the NAV of the investment units held at year end, which is subject to judgment.
Real estate funds- Consists of the real estate funds, which provide an indirect investment into a diversified and multi-sector portfolio of property assets. Publicly-traded real estate funds are valued at the most recent closing price reported on the SIX Swiss Exchange. The remainder is valued at the estimated fair value, as determined by the respective fund manager, based on the NAV of the investment units held at year end, which is subject to judgment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Refer to Note 9 for further information regarding levels in the fair value hierarchy. The following table presents our pension plans’ investments measured at fair value as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.7	$—	$—	$3.7
Equity securities:
Common stock	711.8	—	—	711.8
Mutual funds	196.3	—	—	196.3
Common collective trusts	—	561.5	—	561.5
Fixed income securities:
Corporate debt	—	535.7	—	535.7
Government securities	240.8	116.2	—	357.0
Common collective trusts	—	128.6	—	128.6
Other types of investments:
Private equity	—	—	80.4	80.4
Alternative equity	—	—	42.1	42.1
Insurance contracts	—	—	0.8	0.8
Non-U.S. Plans
Cash and cash equivalents	19.0	—	—	19.0
Equity securities:
Common stock	41.6	—	—	41.6
Common collective trusts	—	286.4	—	286.4
Fixed income securities:
Corporate debt	—	39.9	—	39.9
Government securities	3.9	13.7	—	17.6
Common collective trusts	—	239.0	—	239.0
Other types of investments:
Real estate funds	—	44.6	8.3	52.9
Insurance contracts	—	—	45.5	45.5
Other	—	3.0	4.2	7.2
Total plan investments	$1,217.1	$1,968.6	$181.3	$3,367.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$0.4	$—	$—	$0.4
Equity securities:
Common stock	653.7	—	—	653.7
Mutual funds	160.0	—	—	160.0
Common collective trusts	—	530.5	—	530.5
Fixed income securities:
Corporate debt	—	525.9	—	525.9
Government securities	287.9	80.5	—	368.4
Common collective trusts	—	145.5	—	145.5
Other types of investments:
Private equity	—	—	83.2	83.2
Alternative equity	—	—	53.4	53.4
Insurance contracts	—	—	0.8	0.8
Non-U.S. Plans
Cash and cash equivalents	26.8	—	—	26.8
Equity securities:
Common stock	39.3	—	—	39.3
Common collective trusts	—	296.9	—	296.9
Fixed income securities:
Corporate debt	—	68.7	—	68.7
Government securities	0.8	—	—	0.8
Common collective trusts	—	167.1	—	167.1
Other types of investments:
Real estate funds	—	46.2	—	46.2
Insurance contracts	—	—	38.5	38.5
Other	—	2.8	4.4	7.2
Total plan investments	$1,168.9	$1,864.1	$180.3	$3,213.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2013.

	Balance October 1,	Realized Gains	Unrealized Gains	Purchases, Sales, Issuances, and Settlements,	Balance September 30,
	2012	(Losses)	(Losses)	Net	2013
U.S. Plans
Private equity	$83.2	$6.6	$(10.8)	$1.4	$80.4
Alternative equity	53.4	(1.1)	4.1	(14.3)	42.1
Insurance contracts	0.8	—	—	—	0.8
Non-U.S. Plans
Real estate	—	—	0.4	7.9	8.3
Insurance contracts	38.5	—	1.0	6.0	45.5
Other	4.4	—	0.2	(0.4)	4.2
	$180.3	$5.5	$(5.1)	$0.6	$181.3
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2012.

	Balance October 1,	Realized Gains	Unrealized Gains	Purchases, Sales, Issuances, and Settlements,	Balance September 30,
	2011	(Losses)	(Losses)	Net	2012
U.S. Plans
Private equity	$85.0	$18.0	$(9.3)	$(10.5)	$83.2
Alternative equity	49.0	4.4	(1.4)	1.4	53.4
Insurance contracts	0.9	—	—	(0.1)	0.8
Non-U.S. Plans
Real estate	3.9	—	—	(3.9)	—
Insurance contracts	26.9	—	7.9	3.7	38.5
Other	4.1	—	0.1	0.2	4.4
	$169.8	$22.4	$(2.7)	$(9.2)	$180.3
Estimated Future Payments
We expect to contribute $41.1 million related to our worldwide pension plans and $15.1 million to our postretirement benefit plans in 2014.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2014	$220.1	$15.1
2015	213.7	14.6
2016	216.2	13.8
2017	223.2	12.9
2018	231.7	12.2
2019 – 2023	1,291.9	53.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. Retirement Benefits - (Continued)

Other Postretirement Benefits
A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage Point Increase		One-Percentage Point Decrease
	2013	2012	2013	2012
Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.2)	$(0.2)
Increase (decrease) to postretirement benefit obligation	2.1	2.4	(1.8)	(2.1)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2013 and 2012 are as follows (in millions):

	2013	2012
Projected benefit obligation	$760.1	$3,850.4
Accumulated benefit obligation	674.6	3,573.5
Fair value of plan assets	436.1	2,919.0
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $40.9 million in 2013, $38.2 million in 2012 and $31.2 million in 2011.
13. Discontinued Operations
During 2011, we recorded a net $0.7 million benefit from the settlement of an indemnification of Baldor Electric Company and certain tax matters related to divested businesses, partially offset by a change in estimate for an environmental matter pertaining to a discontinued business.
14. Other Income (Expense)
The components of other income (expense) are (in millions):

	2013	2012	2011
Net (loss) gain on dispositions of securities and property	$(0.5)	$(1.0)	$0.9
Interest income	9.8	7.8	6.0
Royalty income	3.3	2.3	3.6
Environmental charges	(13.5)	(9.3)	(4.5)
Other	6.6	(4.8)	(8.1)
Other income (expense)	$5.7	$(5.0)	$(2.1)
In 2013 other income included a $19.2 million gain from a favorable resolution of certain intellectual property and commercial legal matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes
Selected income tax data from continuing operations (in millions):

	2013	2012	2011
Components of income before income taxes:
United States	$513.5	$469.6	$364.3
Non-United States	467.4	496.3	503.3
Total	$980.9	$965.9	$867.6

Components of the income tax provision:
Current:
United States	$164.5	$71.3	$51.0
Non-United States	51.1	72.3	75.0
State and local	15.5	3.1	(2.0)
Total current	231.1	146.7	124.0
Deferred:
United States	(1.3)	76.8	46.6
Non-United States	(2.9)	0.4	(5.2)
State and local	(2.3)	5.0	5.1
Total deferred	(6.5)	82.2	46.5
Income tax provision	$224.6	$228.9	$170.5

Total income taxes paid	$203.9	$167.5	$118.6
During 2013, we recognized net discrete tax benefits of $22.7 million primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit.
During 2012, we recognized net discrete tax benefits of $2.1 million primarily related to the favorable resolution of tax matters in various global jurisdictions.
During 2011, we recognized net discrete tax benefits of $25.0 million related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.9	0.8	0.7
Non-United States taxes	(9.6)	(10.3)	(12.7)
Foreign tax credit utilization	0.8	0.4	0.9
Employee stock ownership plan benefit	(0.2)	(0.3)	(0.3)
Change in valuation allowances	(0.4)	(0.2)	0.8
Domestic manufacturing deduction	(1.1)	(1.1)	(0.8)
Adjustments for prior period tax matters	(2.0)	(0.6)	(2.9)
Other	(0.5)	—	(1.0)
Effective income tax rate	22.9%	23.7%	19.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes - (Continued)

We operate in certain non-U.S. tax jurisdictions under various government sponsored tax incentive programs, which expire during 2016 through 2019 and may be extended if certain additional requirements are met. The tax incentive programs reduced our effective income tax rate by 3.9, 4.3 and 5.0 percentage points in 2013, 2012 and 2011, respectively.

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2013	2012
Current deferred income tax assets:
Compensation and benefits	$26.4	$28.7
Product warranty costs	13.0	14.3
Inventory	48.0	58.4
Allowance for doubtful accounts	9.8	15.6
Deferred credits	9.3	9.5
Returns, rebates and incentives	49.7	47.5
Self-insurance reserves	2.5	2.7
Restructuring reserves	3.1	2.4
Net operating loss carryforwards	3.7	3.7
State tax credit carryforwards	—	0.9
Other — net	24.0	24.9
Current deferred income tax assets	189.5	208.6
Long-term deferred income tax assets (liabilities):
Retirement benefits	$177.4	$369.3
Property	(88.5)	(90.3)
Intangible assets	(40.2)	(34.1)
Environmental reserves	18.0	13.7
Share-based compensation	33.8	40.1
Self-insurance reserves	7.0	6.2
Deferred gains	2.8	3.3
Net operating loss carryforwards	37.6	38.5
Capital loss carryforwards	14.2	17.2
U.S. federal tax credit carryforwards	2.1	1.5
State tax credit carryforwards	4.7	3.4
Other — net	6.7	14.1
Subtotal	175.6	382.9
Valuation allowance	(28.3)	(31.8)
Net long-term deferred income tax assets	147.3	351.1
Total deferred income tax assets	$336.8	$559.7
Total deferred tax assets were $493.8 million at September 30, 2013 and $715.9 million at September 30, 2012. Total deferred tax liabilities were $128.7 million at September 30, 2013 and $124.4 million at September 30, 2012.
We have not provided U.S. deferred taxes for $2,427.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes - (Continued)

Tax attributes and related valuation allowances at September 30, 2013 are (in millions):

	Tax Benefit	Valuation	Carryforward Period
Tax Attribute to be Carried Forward	Amount	Allowance	Ends
Non-United States net operating loss carryforward	$8.5	$6.8	2014	-	2023
Non-United States net operating loss carryforward	11.8	5.8	Indefinite
Non-United States capital loss carryforward	14.2	14.2	Indefinite
United States net operating loss carryforward	5.5	—	2019	-	2027
United States tax credit carryforward	2.1	—	2018	-	2027
State and local net operating loss carryforward	15.5	—	2014	-	2033
State tax credit carryforward	4.7	—	2025	-	2028
Subtotal — tax carryforwards	62.3	26.8
Other deferred tax assets	1.5	1.5	Indefinite
Total	$63.8	$28.3
There was no material change in the valuation allowance in 2013 and 2012.
Unrecognized Tax Benefits
We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and non-U.S. taxing authorities for various tax periods. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions as well as the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2013	2012	2011
Gross unrecognized tax benefits balance at beginning of year	$70.3	$75.1	$66.3
Additions based on tax positions related to the current year	1.1	—	22.3
Additions based on tax positions related to prior years	8.8	3.3	9.3
Reductions based on tax positions related to prior years	—	—	(0.6)
Reductions related to settlements with taxing authorities	(36.2)	(6.3)	(18.5)
Reductions related to lapses of statute of limitations	(1.2)	(2.4)	(3.0)
Effect of foreign currency translation	(2.0)	0.6	(0.7)
Gross unrecognized tax benefits balance at end of year	$40.8	$70.3	$75.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Income Taxes - (Continued)

The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $40.8 million, $70.3 million, and $75.1 million at September 30, 2013, 2012 and 2011, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $12.4 million and $20.1 million at September 30, 2013 and 2012, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $6.7 million, $(3.1) million and $9.7 million in 2013, 2012 and 2011, respectively.
If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $27.1 million as of September 30, 2013.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $16.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2003.
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
We have been designated as a potentially responsible party at 13 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. In addition, various other lawsuits, claims and proceedings have been asserted against us seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2013, we have estimated the total reasonably possible costs we could incur from these matters to be $117.0 million ($102.3 million, net of related receivables). We have recorded environmental liability of $52.2 million ($45.9 million, net of related receivables) for these matters. Of the $52.2 million recorded liability, $36.6 million relates to discounted ongoing operating and maintenance expenditures. In addition to the above matters, certain environmental liabilities are substantially indemnified by ExxonMobil Corporation. At September 30, 2013, we recorded a liability of $30.4 million and a receivable of $28.8 million for these matters. We estimate the total reasonably possible costs that we could incur from these matters to be $30.6 million.
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
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. As of September 30, 2013 and September 30, 2012, we have recorded $2.3 million and $3.4 million, respectively, in other current liabilities and $22.0 million and $22.4 million, respectively, in other liabilities for these obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Commitments and Contingent Liabilities - (Continued)

Lease Commitments
Rental expense was $119.6 million in 2013, $115.0 million in 2012 and $111.5 million in 2011. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $358.0 million as of September 30, 2013 and are payable as follows (in millions):

2014	$82.0
2015	67.7
2016	52.7
2017	43.1
2018	33.7
Beyond 2018	78.8
Total	$358.0
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $1.2 million as of September 30, 2013 and are receivable through 2017 at approximately $0.3 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
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
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $11.4 million, of which $0.3 million has been accrued in other current liabilities and $9.2 million has been accrued in other liabilities at September 30, 2013. We recorded $1.6 million and $8.8 million in other current liabilities and other liabilities, respectively, at September 30, 2012 for these indemnifications.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of September 30, 2013, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.
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

The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2013	2012	2011
Sales:
Architecture & Software	$2,682.0	$2,650.4	$2,594.3
Control Products & Solutions	3,669.9	3,609.0	3,406.1
Total	$6,351.9	$6,259.4	$6,000.4
Segment operating earnings:
Architecture & Software	$759.4	$714.4	$670.4
Control Products & Solutions	477.4	449.5	378.4
Total	1,236.8	1,163.9	1,048.8
Purchase accounting depreciation and amortization	(19.3)	(19.8)	(19.8)
General corporate-net	(97.2)	(82.9)	(78.4)
Non-operating pension costs[1]	(78.5)	(35.2)	(23.5)
Interest expense	(60.9)	(60.1)	(59.5)
Income from continuing operations before income taxes	$980.9	$965.9	$867.6
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. Business Segment Information - (Continued)

The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2013	2012	2011
Identifiable assets:
Architecture & Software	$1,653.4	$1,648.4	$1,608.4
Control Products & Solutions	2,200.0	2,270.7	2,116.1
Corporate	1,991.2	1,717.4	1,560.4
Total	$5,844.6	$5,636.5	$5,284.9
Depreciation and amortization:
Architecture & Software	$68.1	$61.6	$60.0
Control Products & Solutions	57.7	57.1	51.4
Corporate	0.1	0.1	0.1
Total	125.9	118.8	111.5
Purchase accounting depreciation and amortization	19.3	19.8	19.8
Total	$145.2	$138.6	$131.3
Capital expenditures for property:
Architecture & Software	$31.5	$24.6	$28.1
Control Products & Solutions	52.8	55.3	38.2
Corporate	61.9	59.7	53.8
Total	$146.2	$139.6	$120.1
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $299.2 million, $318.0 million and $315.7 million at September 30, 2013, 2012 and 2011, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $61.9 million, $59.7 million and $53.8 million in 2013, 2012 and 2011, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2013	2012	2011	2013	2012	2011
United States	$3,202.9	$3,067.3	$2,917.8	$484.7	$458.8	$446.1
Canada	468.7	464.3	396.2	7.6	8.6	9.2
Europe, Middle East and Africa	1,284.9	1,280.6	1,267.6	43.0	41.6	42.6
Asia Pacific	851.9	942.4	910.6	39.1	39.4	36.8
Latin America	543.5	504.8	508.2	41.6	38.7	26.7
Total	$6,351.9	$6,259.4	$6,000.4	$616.0	$587.1	$561.4
We attribute sales to the geographic regions based on the country of destination.
In the United States, Canada and certain other countries, we sell our products primarily through independent distributors. In the remaining countries, we sell products through a combination of direct sales and sales through distributors. We sell large systems and service offerings principally through a direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2013, 2012 and 2011, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. Quarterly Financial Information (Unaudited)

	2013 Quarters
	First	Second	Third	Fourth	2013
	(in millions, except per share amounts)
Sales	$1,489.2	$1,522.8	$1,624.2	$1,715.7	$6,351.9
Gross profit	607.3	616.4	652.9	697.2	2,573.8
Income before income taxes	217.2	227.1	257.4	279.2	980.9
Net income	161.4	175.9	203.7	215.3	756.3
Earnings per share:
Basic	1.16	1.25	1.46	1.55	5.43
Diluted	1.14	1.24	1.45	1.53	5.36

	2012 Quarters
	First	Second	Third	Fourth	2012
	(in millions, except per share amounts)
Sales	$1,473.9	$1,561.1	$1,560.4	$1,664.0	$6,259.4
Gross profit	618.7	618.3	631.5	654.2	2,522.7
Income before income taxes	242.9	223.3	244.8	254.9	965.9
Net income	183.3	167.8	190.7	195.2	737.0
Earnings per share:
Basic	1.29	1.18	1.34	1.39	5.20
Diluted	1.27	1.16	1.33	1.38	5.13
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 18, 2013

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2013, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.
The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
As previously disclosed, we are in the process of developing and implementing common global process standards and an enterprise-wide information technology system. Additional implementations will occur at the remaining locations of our company throughout fiscal 2014-2015.

Item 9B.    Other Information
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors, Board of Directors and Committees and Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.
No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information about executive officers of the Company under Item 4A of Part I.
We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Conduct is posted on our Internet site at http://www.rockwellautomation.com under the "Investor Relations" link. In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
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
The following table provides information as of September 30, 2013 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	5,977,071	(1)	$64.53	(2)	5,740,742	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	5,977,071		$64.53		5,740,742

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted units.

(3)	Represents 5,466,021 and 274,721 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2013, 2012 and 2011

Page
Schedule II—Valuation and Qualifying Accounts	S-1
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

3-a	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.
3-b	By-Laws of the Company, as amended and restated effective June 6, 2013, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 7, 2013, are hereby incorporated by reference.
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

*10-a-1	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
*10-a-2
Form of Stock Option Agreement under Sections 7(a)(i) and 7(a)(ii) of the 2003 Directors Stock Plan, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, is hereby incorporated by reference.

*10-a-3
Memorandum of Amendments to the Company’s 2003 Directors Stock Plan approved and adopted by the Board of Directors of the Company on April 25, 2003, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, is hereby incorporated by reference.

*10-a-4
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2013, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, is hereby incorporated by reference.

*10-a-5
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

*10-a-7
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

*10-b-6
Memorandum of Proposed Amendment and Restatement of the Company’s 2000 Long-Term Incentives Plan, as amended, approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-b-7
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

*10-c-10
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

*10-c-12	Copy of the Company's 2012 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-180557), is hereby incorporated by reference.
*10-c-13
Form of Stock Option Agreement under the Company's 2012 Long-Term Incentives Plan for options granted to executive officers of the Company after December 5, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

*10-c-14
Form of Restricted Stock Agreement under the Company's 2012 Long-Term Incentives Plan for shares of restricted stock awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

*10-c-15
Form of Performance Share Agreement under the Company's 2012 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

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

*10-g-1
Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003, filed as Exhibit 10-i-1 to the Company’s Annual Report for the year ended September 30, 2004, is hereby incorporated by reference.

*10-g-2	Copy of the Company’s Incentive Compensation Plan, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated September 7, 2005, is hereby incorporated by reference.
*10-h-1
Change of Control Agreement dated as of September 30, 2013 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 2, 2013, is hereby incorporated by reference.

*10-h-2
Form of Change of Control Agreement dated as of September 30, 2013 between the Company and each of Theodore D. Crandall, Frank C. Kulaszewicz, Blake D. Moret and Robert A. Ruff and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 2, 2013, is hereby incorporated by reference.

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

10-m
$750,000,000 Four-Year Credit Agreement dated as of May 22, 2013 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Bank of New York Mellon, BMO Harris Bank N.A., Citibank, N.A., Deutsche Bank Securities Inc., The Northern Trust Company, PNC Bank National Association, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated May 28, 2013, is hereby incorporated by reference.

10-n
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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2013.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
Dated: November 18, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November 2013 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ DAVID M. DORGAN
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

Keith D. Nosbusch *
Chairman of the Board,
President and
Chief Executive Officer
(Principal Executive Officer)
and Director

Betty C. Alewine*
Director

J. Phillip Holloman*
Director

Verne G. Istock*
Director

Barry C. Johnson*
Director

Steven R. Kalmanson*
Director

James P. Keane*
Director

Lawrence D. Kingsley*
Director

William T. McCormick, Jr.*
Director

Donald R. Parfet *
Director

*By	/s/ DOUGLAS M. HAGERMAN
Douglas M. Hagerman, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2013, 2012 and 2011

	Balance at	Additions
	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
	(in millions)
Description
*Year ended September 30, 2013
Allowance for doubtful accounts (a)	$30.8	$2.8	$—	$8.3	$25.3
Valuation allowance for deferred tax assets	31.8	2.3	—	5.8	28.3
*Year ended September 30, 2012
Allowance for doubtful accounts (a)	$28.9	$7.8	$—	$5.9	$30.8
Valuation allowance for deferred tax assets	32.8	1.0	0.5	2.5	31.8
*Year ended September 30, 2011
Allowance for doubtful accounts (a)	$20.7	$10.2	$—	$2.0	$28.9
Valuation allowance for deferred tax assets	26.7	10.6	—	4.5	32.8

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2013.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.