Form 10-Q
period 2013-12-31
ROCKWELL AUTOMATION INC
filed 2014-02-06
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
138,781,301 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2013.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,246.0	$1,200.9
Short-term investments	364.6	372.7
Receivables	1,169.4	1,186.1
Inventories	645.6	615.4
Deferred income taxes	157.7	189.5
Other current assets	136.5	115.3
Total current assets	3,719.8	3,679.9
Property, net of accumulated depreciation of $1,236.3 and $1,212.8, respectively	610.3	616.0
Goodwill	1,052.8	1,023.0
Other intangible assets, net	240.8	212.8
Deferred income taxes	145.9	147.3
Other assets	171.2	165.6
Total	$5,940.8	$5,844.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$251.0	$179.0
Accounts payable	513.6	546.7
Compensation and benefits	169.4	236.8
Advance payments from customers and deferred revenue	222.6	210.9
Customer returns, rebates and incentives	172.0	175.1
Other current liabilities	210.1	196.2
Total current liabilities	1,538.7	1,544.7
Long-term debt	905.1	905.1
Retirement benefits	597.0	595.9
Other liabilities	212.2	213.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,471.0	1,456.0
Retained earnings	4,451.0	4,333.4
Accumulated other comprehensive loss	(793.2)	(817.7)
Common stock in treasury, at cost (shares held: December 31, 2013, 42.6; September 30, 2013, 42.5)	(2,622.4)	(2,567.6)
Total shareowners’ equity	2,687.8	2,585.5
Total	$5,940.8	$5,844.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2013	2012
Sales
Products and solutions	$1,422.3	$1,334.2
Services	169.4	155.0
	1,591.7	1,489.2
Cost of sales
Products and solutions	(810.4)	(774.8)
Services	(117.6)	(107.1)
	(928.0)	(881.9)
Gross profit	663.7	607.3
Selling, general and administrative expenses	(385.4)	(373.5)
Other income (expense)	9.4	(1.2)
Interest expense	(14.9)	(15.4)
Income before income taxes	272.8	217.2
Income tax provision	(74.7)	(55.8)
Net income	$198.1	$161.4
Earnings per share:
Basic	$1.43	$1.16
Diluted	$1.41	$1.14

Cash dividends per share	$0.58	$0.47
Weighted average outstanding shares:
Basic	138.6	139.3
Diluted	140.4	141.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2013	2012
Net income	$198.1	$161.4
Other comprehensive income, net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $7.8 and $12.2)	14.6	21.9
Currency translation adjustments	9.2	24.3
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $0.4 and ($0.5))	0.7	(1.0)
Other comprehensive income	24.5	45.2
Comprehensive income	$222.6	$206.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2013	2012
Continuing operations:
Operating activities:
Net income	$198.1	$161.4
Adjustments to arrive at cash provided by operating activities:
Depreciation	28.4	27.0
Amortization of intangible assets	7.5	8.2
Share-based compensation expense	11.5	11.2
Retirement benefit expense	33.3	42.8
Pension trust contributions	(11.2)	(9.3)
Income tax benefit from the exercise of stock options	—	0.5
Excess income tax benefit from share-based compensation	(10.7)	(10.6)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	27.4	69.3
Inventories	(33.6)	(22.4)
Accounts payable	(18.3)	(60.7)
Compensation and benefits	(67.6)	(90.4)
Income taxes	27.6	33.6
Other assets and liabilities	11.1	6.7
Cash provided by operating activities	203.5	167.3

Investing activities:
Capital expenditures	(35.6)	(21.6)
Acquisition of businesses, net of cash acquired	(68.1)	(84.4)
Purchases of short-term investments	(87.5)	(87.5)
Proceeds from maturities of short-term investments	95.5	87.5
Proceeds from sale of property and investments	0.2	0.2
Other investing activities	(3.4)	—
Cash used for investing activities	(98.9)	(105.8)

Financing activities:
Net issuance of short-term debt	72.0	96.0
Cash dividends	(80.5)	(65.5)
Purchases of treasury stock	(110.0)	(92.9)
Proceeds from the exercise of stock options	48.1	38.1
Excess income tax benefit from share-based compensation	10.7	10.6
Cash used for financing activities	(59.7)	(13.7)

Effect of exchange rate changes on cash	0.2	9.6

Cash provided by continuing operations	45.1	57.4

Discontinued operations:
Cash used for discontinued operating activities	—	(7.0)
Cash used for discontinued operations	—	(7.0)

Increase in cash and cash equivalents	45.1	50.4
Cash and cash equivalents at beginning of period	1,200.9	903.9
Cash and cash equivalents at end of period	$1,246.0	$954.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The results of operations for the three month period ended December 31, 2013 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $23.9 million at December 31, 2013 and $22.5 million at September 30, 2013. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.8 million at December 31, 2013 and $8.9 million at September 30, 2013.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2013	2012
Net income	$198.1	$161.4
Less: Allocation to participating securities	(0.3)	(0.2)
Net income available to common shareowners	$197.8	$161.2
Basic weighted average outstanding shares	138.6	139.3
Effect of dilutive securities
Stock options	1.6	1.6
Performance shares	0.2	0.3
Diluted weighted average outstanding shares	140.4	141.2
Earnings per share:
Basic	$1.43	$1.16
Diluted	$1.41	$1.14
For the three months ended December 31, 2013, share-based compensation awards for 0.9 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2012, share-based compensation awards for 2.2 million shares were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $11.5 million and $11.2 million of pre-tax share-based compensation expense during the three months ended December 31, 2013 and 2012, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Three Months Ended December 31,
	2013		2012
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	925	$33.96	1,064	$25.11
Performance shares	69	108.48	79	98.15
Restricted stock and restricted stock units	48	108.88	61	79.58
Unrestricted stock	6	107.96	7	69.38
3. Inventories
Inventories consist of (in millions):

	December 31, 2013	September 30, 2013
Finished goods	$272.0	$248.4
Work in process	165.6	167.2
Raw materials, parts and supplies	208.0	199.8
Inventories	$645.6	$615.4
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2013 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2013	$387.8	$635.2	$1,023.0
Acquisition of businesses	—	23.5	23.5
Translation	2.0	4.3	6.3
Balance as of December 31, 2013	$389.8	$663.0	$1,052.8

During the three months ended December 31, 2013, we recognized goodwill of $23.5 million and intangible assets of $31.5 million resulting from the acquisition of vMonitor LLC and its affiliates, a global technology leader for wireless solutions in the oil and gas industry. We assigned the full amount of goodwill to our Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other intangible assets consist of (in millions):

	December 31, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$150.1	$76.2	$73.9
Customer relationships	91.8	39.6	52.2
Technology	73.9	32.7	41.2
Trademarks	33.1	11.6	21.5
Other	16.7	8.4	8.3
Total amortized intangible assets	365.6	168.5	197.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$409.3	$168.5	$240.8

	September 30, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$146.9	$73.1	$73.8
Customer relationships	77.4	37.1	40.3
Technology	66.1	30.9	35.2
Trademarks	26.4	10.7	15.7
Other	12.1	8.0	4.1
Total amortized intangible assets	328.9	159.8	169.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$372.6	$159.8	$212.8
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $30.5 million in 2014, $31.2 million in 2015, $29.5 million in 2016, $26.2 million in 2017 and $18.4 million in 2018.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations are comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $251.0 million at December 31, 2013 and $179.0 million at September 30, 2013. At December 31, 2013, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.18 percent and twenty-two days, respectively. At September 30, 2013, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.17 percent and five days, respectively.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2013	September 30, 2013
Unrealized losses on foreign exchange contracts	$10.5	$10.1
Product warranty obligations	36.6	36.9
Taxes other than income taxes	39.9	37.7
Accrued interest	15.0	15.6
Income taxes payable	48.8	35.9
Other	59.3	60.0
Other current liabilities	$210.1	$196.2
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
Changes in the product warranty obligations for the three months ended December 31, 2013 and 2012 are (in millions):

	Three Months Ended December 31,
	2013	2012
Balance at beginning of period	$36.9	$37.8
Accruals for warranties issued during the current period	7.7	8.2
Adjustments to pre-existing warranties	—	(1.0)
Settlements of warranty claims	(8.0)	(8.8)
Balance at end of period	$36.6	$36.2

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended December 31, 2013. The notional values of our forward exchange contracts outstanding at December 31, 2013 were $886.4 million, of which $638.6 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, USD/Brazilian real, Singapore dollar/USD, and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At December 31, 2013 we had $14.7 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	September 30, 2013
Forward exchange contracts	Other current assets	$6.5	$4.8
Forward exchange contracts	Other assets	0.3	0.2
Forward exchange contracts	Other current liabilities	(8.8)	(8.3)
Forward exchange contracts	Other liabilities	(1.8)	(1.6)
Total		$(3.8)	$(4.9)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	September 30, 2013
Forward exchange contracts	Other current assets	$7.8	$4.9
Forward exchange contracts	Other assets	—	0.7
Forward exchange contracts	Other current liabilities	(1.7)	(1.8)
Total		$6.1	$3.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended December 31,
	2013	2012
Forward exchange contracts (cash flow hedges)	$1.6	$(0.7)
Foreign currency denominated debt (net investment hedges)	(0.3)	(0.1)
Total	$1.3	$(0.8)
Approximately $2.3 million ($1.4 million net of tax) of net unrealized losses on cash flow hedges as of December 31, 2013 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended December 31,
	2013	2012
Sales	$(0.2)	$(0.4)
Cost of sales	0.7	1.2
Total	$0.5	$0.8
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended December 31,
	2013	2012
Other income (expense)	$3.9	$0.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

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

	December 31, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,246.0	$1,246.0	$1,130.4	$115.6	$—
Short-term investments	364.6	364.6	—	364.6	—
Short-term debt	251.0	251.0	—	251.0	—
Long-term debt	905.1	1,055.9	—	1,055.9	—

	September 30, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,200.9	$1,200.9	$1,079.0	$121.9	$—
Short-term investments	372.7	372.7	—	372.7	—
Short-term debt	179.0	179.0	—	179.0	—
Long-term debt	905.1	1,072.2	—	1,072.2	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2013	2012
Service cost	$19.7	$23.1
Interest cost	43.6	40.2
Expected return on plan assets	(54.5)	(56.8)
Amortization:
Prior service credit	(0.7)	(0.6)
Net actuarial loss	24.9	36.3
Net periodic benefit cost	$33.0	$42.2

	Other Postretirement Benefits
	Three Months Ended December 31,
	2013	2012
Service cost	$0.5	$0.6
Interest cost	1.6	1.6
Amortization:
Prior service credit	(2.5)	(2.7)
Net actuarial loss	0.7	1.1
Net periodic benefit cost	$0.3	$0.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income before reclassifications	—	9.2	1.0	10.2
Amounts reclassified from accumulated other comprehensive loss	14.6	—	(0.3)	14.3
Other comprehensive income	14.6	9.2	0.7	24.5
Balance as of December 31, 2013	$(809.2)	$18.0	$(2.0)	$(793.2)

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2012	$(1,226.0)	$0.5	$0.2	$(1,225.3)
Other comprehensive income (loss) before reclassifications	—	24.3	(0.5)	23.8
Amounts reclassified from accumulated other comprehensive loss	21.9	—	(0.5)	21.4
Other comprehensive income (loss)	21.9	24.3	(1.0)	45.2
Balance as of December 31, 2012	$(1,204.1)	$24.8	$(0.8)	$(1,180.1)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2013	2012
Pension and other postretirement benefit plan adjustments
Amortization of prior service credit	$(3.2)	$(3.3)	(a)
Amortization of net actuarial loss	$25.6	$37.4	(a)
	$22.4	$34.1	Total before tax
	(7.8)	(12.2)	Tax expense
	$14.6	$21.9	Net of tax

Net unrealized (gains) losses on cash flow hedges
Forward exchange contracts	$0.2	$0.4	Sales
Forward exchange contracts	$(0.7)	$(1.2)	Cost of Sales
	$(0.5)	$(0.8)	Total before tax
	$0.2	$0.3	Tax benefit
	$(0.3)	$(0.5)	Net of tax

Total reclassifications	$14.3	$21.4	Net of tax
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 9 for further information.

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
We have maintained insurance coverage that we believe covers indemnity and defense costs, over and above self-insured retentions, for claims arising from our former Allen-Bradley subsidiary. Our insurance carrier entered into a cost share agreement with us to pay the substantial majority of future defense and indemnity costs for Allen-Bradley asbestos claims. We believe that this arrangement will continue to provide coverage for Allen-Bradley asbestos claims throughout the remaining life of the asbestos liability.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of December 31, 2013, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 27.4 percent and 25.7 percent in the three months ended December 31, 2013 and 2012, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $41.0 million and $40.8 million at December 31, 2013 and September 30, 2013, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $9.2 million and $12.4 million at December 31, 2013 and September 30, 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $24.9 million as of December 31, 2013.
There was no material change in the amount of unrecognized tax benefits in the three months ended December 31, 2013. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $31.9 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2013	2012
Sales
Architecture & Software	$695.9	$657.5
Control Products & Solutions	895.8	831.7
Total	$1,591.7	$1,489.2
Segment operating earnings
Architecture & Software	$211.9	$183.2
Control Products & Solutions	116.1	92.8
Total	328.0	276.0
Purchase accounting depreciation and amortization	(4.6)	(5.2)
General corporate – net	(21.7)	(18.5)
Non-operating pension costs	(14.0)	(19.7)
Interest expense	(14.9)	(15.4)
Income before income taxes	$272.8	$217.2
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended December 31, 2013 and 2012. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2013, and the related consolidated statements of operations, cash flows, shareowners’ equity, and comprehensive income for the year then ended (not presented herein); and in our report dated November 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 6, 2014

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
These forward looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 for more information.
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
Acquisitions
Our acquisition strategy focuses on products, solutions and services that will be catalytic to the organic growth of our core offerings.
In January 2014, we acquired Jacobs Automation, the leader in intelligent track motion control technology. This technology improves performance across a wide range of packaging, material handling, and other applications for the global machine builder market.
In November 2013, we acquired vMonitor LLC and its affiliates, a global technology leader for wireless solutions in the oil and gas industry. This acquisition is expected to strengthen our ability to deliver end-to-end projects for the oil and gas sector and accelerate our development of similar process solutions and remote monitoring services for water / wastewater, mining and other industries globally.
In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd., a leading manufacturer of medium voltage drives, direct current power supplies, switch gear and wind inverters, headquartered in Harbin, China. The acquisition strengthened our presence in the Asia Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products.
We believe these acquisitions will help us expand our served market and deliver value to our customers.

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the first quarter of 2014, sales to U.S. customers accounted for 53 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•
The Industrial Production Index (IP), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2007. Historically there has been a meaningful correlation between the changes in the Industrial Production Index and the level of automation investment made by our U.S. customers in their manufacturing base.

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

The table below depicts the trends in these indicators since the quarter ended September 2012. The PMI continued to improve indicating expansion in the U.S. manufacturing sector and IP has shown recent improvement after a stable fiscal 2013. We expect market conditions in the U.S. will modestly improve through the remainder of our fiscal year.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2014
Quarter ended:
December 2013	101.2	57.0	204.7	78.9
Fiscal 2013
Quarter ended:
September 2013	99.6	56.2	206.6	78.0
June 2013	99.0	50.9	199.3	77.9
March 2013	98.7	51.3	200.1	78.0
December 2012	97.7	50.2	199.6	77.5
Fiscal 2012
Quarter ended:
September 2012	97.1	51.6	195.9	77.4
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the first quarter of 2014, sales to non-U.S. customers accounted for 47 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) and Industrial Production Index as indicators of the growth opportunities in each region where we do business. Outside the U.S., we expect stable underlying market conditions. Europe's macroeconomic conditions are improving as currency concerns have abated and inflation has remained in check. Asia Pacific continues to show signs of stabilization; however, limited access to capital and industrial overcapacity remain areas of concern. We expect continued solid economic growth in Mexico and Brazil but weakness in Argentina and Venezuela due to their difficult business climates. We still expect that emerging markets will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of 2014 increased 7 percent compared to the first quarter of 2013. Organic sales growth was also 7 percent as the net effect of acquisitions and currency translation was negligible. The industries with the strongest growth for the quarter were oil and gas and food and beverage.
We continued to execute our key initiatives:

•	Sales related to our process initiative increased approximately 8 percent year over year in the first quarter of 2014.

•
Logix sales in the first quarter of 2014 increased 5 percent year over year. Logix organic sales increased 6 percent, which is in line with the organic growth of Architecture & Software segment as a whole.

•
Sales in emerging markets increased 7 percent year over year. Organic sales growth was 10 percent, led by growth in China. Acquisitions contributed 1 percentage point to emerging markets sales growth and currency translation reduced sales by 4 percentage points.

The effective tax rate in the first quarter of 2014 was 27.4 percent compared to 25.7 percent in the first quarter of 2013. The Adjusted Effective Tax Rate in the first quarter of 2014 was 27.8 percent compared to 26.6 percent in the first quarter of 2013. The increases in the effective tax rate and Adjusted Effective Tax Rate were primarily due to the year-over-year increase in tax expense related to adjustments for prior period tax matters and the impact of the mix of U.S. and non-U.S. earnings.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three months ended December 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended December 31,
	2013	2012
Sales
Architecture & Software	$695.9	$657.5
Control Products & Solutions	895.8	831.7
Total sales (a)	$1,591.7	$1,489.2
Segment operating earnings[1]
Architecture & Software	$211.9	$183.2
Control Products & Solutions	116.1	92.8
Total segment operating earnings[2] (b)	328.0	276.0
Purchase accounting depreciation and amortization	(4.6)	(5.2)
General corporate — net	(21.7)	(18.5)
Non-operating pension costs	(14.0)	(19.7)
Interest expense	(14.9)	(15.4)
Income before income taxes (c)	272.8	217.2
Income tax provision	(74.7)	(55.8)
Net income	$198.1	$161.4

Diluted EPS	$1.41	$1.14

Adjusted EPS[3]	$1.47	$1.23

Diluted weighted average outstanding shares	140.4	141.2

Total segment operating margin[2] (b/a)	20.6%	18.5%

Pre-tax margin (c/a)	17.1%	14.6%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

(3)
Adjusted EPS is a non-GAAP earnings measure that excludes the non-operating pension costs and their related income tax effects. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Purchase accounting depreciation and amortization
Architecture & Software	$0.9	$1.1
Control Products & Solutions	3.5	3.8
Non-operating pension costs
Architecture & Software	5.2	6.9
Control Products & Solutions	8.1	11.7
The decreases in non-operating pension costs in both segments in the three months ended December 31, 2013 were primarily due to the increase in our U.S. discount rate from 4.15 percent in 2013 to 5.05 percent in 2014.

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

The following is a reconciliation of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three months ended December 31, 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended December 31,
	2013	2012
Income from continuing operations	$198.1	$161.4
Non-operating pension costs	14.0	19.7
Tax effect of non-operating pension costs	(5.0)	(7.2)
Adjusted Income	$207.1	$173.9

Diluted EPS from continuing operations	$1.41	$1.14
Non-operating pension costs per diluted share, before tax	0.10	0.14
Tax effect of non-operating pension costs per diluted share	(0.04)	(0.05)
Adjusted EPS	$1.47	$1.23

Effective tax rate	27.4%	25.7%
Tax effect of non-operating pension costs	0.4%	0.9%
Adjusted Effective Tax Rate	27.8%	26.6%

ROCKWELL AUTOMATION, INC.

2014 First Quarter Compared to 2013 First Quarter

	Three Months Ended December 31,
(in millions, except per share amounts)	2013	2012	Change
Sales	$1,591.7	$1,489.2	$102.5
Income before income taxes	272.8	217.2	55.6
Diluted EPS	1.41	1.14	0.27
Adjusted EPS	1.47	1.23	0.24
Sales
Our sales increased 7 percent in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Sales in our solutions and services businesses increased 9 percent in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Organic sales in our solutions and services businesses increased 10 percent as acquisitions contributed 1 percentage point to the sales growth, and the currency translation reduced sales by 2 percentage points. Product sales increased 6 percent in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Pricing contributed approximately 1 percentage point to growth during the period.
The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three months ended December 31, 2013 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales[1] vs.
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Three Months Ended December 31, 2012
United States	$836.4	10%	10%
Canada	99.6	(6)%	(1)%
Europe, Middle East and Africa	324.4	10%	5%
Asia Pacific	206.8	5%	7%
Latin America	124.5	(3)%	3%
Total Sales	$1,591.7	7%	7%
1 Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Strong sales growth in the United States in the three months ended December 31, 2013 was driven by strength in the oil and gas and food and beverage industries.

•
Sales in Canada declined in the three months ended December 31, 2013 compared to the same period last year, with growth in automotive and consumer industries, offset by declines in mining and other heavy industries and due to unfavorable impact of foreign currency translation.

•	Solid EMEA sales growth in the three months ended December 31, 2013 was primarily due to stronger growth in the emerging markets and the favorable impact of foreign currency translation.

•	Asia Pacific returned to growth in the three months ended December 31, 2013, fueled by strong growth in China.

•
Latin America results were mixed in the three months ended December 31, 2013 with double-digit sales growth in Brazil and Mexico, partially offset by difficult business climates in Argentina and Venezuela, weakness in the mining industry across the region and unfavorable impact of foreign currency translation.

ROCKWELL AUTOMATION, INC.

2014 First Quarter Compared to 2013 First Quarter
General Corporate - Net
General corporate - net expenses were $21.7 million and $18.5 million in the three months ended December 31, 2013 and 2012, respectively.
Income before Income Taxes
Income before income taxes increased 26 percent year over year in the three months ended December 31, 2013, primarily due to an increase in segment operating earnings and lower non-operating pension costs. Total segment operating earnings increased 19 percent year over year in the three months ended December 31, 2013, primarily due to higher sales and the favorable resolution of certain legal matters.

Income Taxes
The effective tax rate in the three months ended December 31, 2013 was 27.4 percent compared to 25.7 percent in the three months ended December 31, 2012. Our Adjusted Effective Tax Rate in the three months ended December 31, 2013 was 27.8 percent compared to 26.6 percent in the three months ended December 31, 2012. The increases in the effective tax rate and Adjusted Effective Tax Rate were primarily due to the year-over-year increase in tax expense related to adjustments for prior period tax matters and the impact of the mix of U.S. and non-U.S. earnings.
Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2013	2012	Change
Sales	$695.9	$657.5	$38.4
Segment operating earnings	211.9	183.2	28.7
Segment operating margin	30.4%	27.9%	2.5	pts
Sales
Architecture & Software year-over-year sales increased 6 percent in the three months ended December 31, 2013. Excluding the impact of foreign currency translation, EMEA and Asia Pacific were the best performing regions for the segment in the three months ended December 31, 2013. The remaining regions reported the sales growth below the segment average growth rate.
Logix sales increased 5 percent year over year in the three months ended December 31, 2013. Logix organic sales increased 6 percent, which is in line with the organic growth of Architecture & Software segment as a whole.
Operating Margin
Architecture & Software year-over-year segment operating earnings were up 16 percent in the three months ended December 31, 2013. Segment operating margin was 30.4 percent in the three months ended December 31, 2013 compared to 27.9 percent a year ago primarily due to higher sales. The first quarter results also benefited from the favorable resolution of certain legal matters, which contributed approximately 1 percentage point to the segment operating margin in the quarter.

ROCKWELL AUTOMATION, INC.

2014 First Quarter Compared to 2013 First Quarter
Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2013	2012	Change
Sales	$895.8	$831.7	$64.1
Segment operating earnings	116.1	92.8	23.3
Segment operating margin	13.0%	11.2%	1.8	pts
Sales
Control Products & Solutions year-over-year sales increased 8 percent in the three months ended December 31, 2013. Organic sales increased 9 percent and currency translation reduced sales by 1 percentage point.
The United States was the best performing region for the segment in the three months ended December 31, 2013, followed by Asia Pacific with solid sales growth in the quarter. The remaining regions reported low-to-negative growth in the three months ended December 31, 2013.
Operating Margin
Control Products & Solutions year-over-year segment operating earnings were up 25 percent in the three months ended December 31, 2013. Segment operating margin increased to 13.0 percent in the three months ended December 31, 2013 from 11.2 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2013	2012
Cash provided by (used for):
Operating activities	$203.5	$167.3
Investing activities	(98.9)	(105.8)
Financing activities	(59.7)	(13.7)
Effect of exchange rate changes on cash	0.2	9.6
Cash provided by continuing operations	$45.1	$57.4
The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$203.5	$167.3
Capital expenditures of continuing operations	(35.6)	(21.6)
Excess income tax benefit from share-based compensation	10.7	10.6
Free cash flow	$178.6	$156.3
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
Cash provided by operating activities was $203.5 million for the three months ended December 31, 2013 compared to $167.3 million for the three months ended December 31, 2012. Free cash flow was a source of $178.6 million for the three months ended December 31, 2013 compared to a source of $156.3 million for the three months ended December 31, 2012. The increase in the cash flow provided by operating activities and the increase in free cash flow are primarily due to higher earnings in the three months ended December 31, 2013.
We repurchased approximately 1.0 million shares of our common stock under our share repurchase program in the first three months of 2014. The total cost of these shares was $110.7 million, of which $7.1 million was recorded in accounts payable at December 31, 2013 related to 60,000 shares that did not settle until January 2014. We also paid $6.4 million in the first quarter of 2014 for unsettled share repurchases outstanding at September 30, 2013. We repurchased approximately 1.2 million shares of our common stock in the first three months of 2013. The total cost of these shares was $87.8 million, of which $2.5 million was recorded in accounts payable at December 31, 2012 related to 30,000 shares that did not settle until January 2013. We also paid $7.6 million in the first quarter of 2013 for unsettled share repurchases outstanding at September 30, 2012. Our decision to repurchase additional shares in the remainder of 2014 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2013, we had approximately $424.4 million remaining for share repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. As of December 31, 2013, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At December 31, 2013, commercial paper borrowings outstanding were $251.0 million, with a weighted average interest rate of 0.18 percent. At September 30, 2013, commercial paper borrowings outstanding were $179.0 million, with a weighted average interest rate of 0.17 percent. Our debt-to-total-capital ratio was 30.1 percent at December 31, 2013 and 29.5 percent at September 30, 2013.
At December 31, 2013 and September 30, 2013, our total current borrowing capacity under our unsecured revolving credit facility expiring in May 2018 was $750.0 million. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the three months ended December 31, 2013. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $122.1 million at December 31, 2013 were available to non-U.S. subsidiaries. We were in compliance with all covenants under our credit facilities during the three months ended December 31, 2013.
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
The following is a summary of our credit ratings as of December 31, 2013:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable[1]
Fitch Ratings	F1	A	Stable
1On January 6, 2014, Moody's revised our credit rating outlook to Positive.
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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at December 31, 2013, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended December 31, 2013					Three Months Ended December 31, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$836.4	$2.2	$838.6	$—	$838.6	$761.1
Canada	99.6	5.9	105.5	—	105.5	106.3
Europe, Middle East and Africa	324.4	(9.7)	314.7	(2.8)	311.9	296.1
Asia Pacific	206.8	5.4	212.2	—	212.2	197.4
Latin America	124.5	8.1	132.6	—	132.6	128.3
Total Company Sales	$1,591.7	$11.9	$1,603.6	$(2.8)	$1,600.8	$1,489.2

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2013					Three Months Ended December 31, 2012
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$695.9	$2.5	$698.4	$—	$698.4	$657.5
Control Products & Solutions	895.8	9.4	905.2	(2.8)	902.4	831.7
Total Company Sales	$1,591.7	$11.9	$1,603.6	$(2.8)	$1,600.8	$1,489.2

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at December 31, 2013, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 16 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at December 31, 2013, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at December 31, 2013, there has been no material change to this information.
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
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and directing the implementation of common global process standards and an enterprise-wide information technology system across our affiliates with an objective of improving internal control, our ability to monitor our global operations, and our management of global operations. This process, which was initiated by Rockwell Automation, Inc., the U.S. parent company of our consolidated group, continued during the first quarter of 2014, focusing primarily on certain locations in Asia Pacific and involved processes such as order management, finance, human resources, logistics, operations, engineering and procurement. As a result of this parent company directive, our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was enhanced.
There have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at December 31, 2013, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at December 31, 2013 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 - 31, 2013	230,000	$108.62	230,000	$510,167,507
November 1 - 30, 2013	340,885	112.30	340,000	471,984,192
December 1 - 31, 2013	419,937	113.28	419,937	424,413,943
Total	990,822	111.86	989,937

(1)
All of the shares purchased during the quarter ended December 31, 2013 were acquired pursuant to the repurchase program described in (3) below, except for 885 shares that were acquired in November 2013 in connection with stock swap exercises of employee stock options.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 6, 2014	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 6, 2014	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.