Form 10-Q
period 2014-03-31
ROCKWELL AUTOMATION INC
filed 2014-05-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
138,445,988 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2014.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,239.8	$1,200.9
Short-term investments	485.8	372.7
Receivables	1,204.4	1,186.1
Inventories	667.5	615.4
Deferred income taxes	161.3	189.5
Other current assets	170.6	115.3
Total current assets	3,929.4	3,679.9
Property, net of accumulated depreciation of $1,262.1 and $1,212.8, respectively	610.3	616.0
Goodwill	1,063.8	1,023.0
Other intangible assets, net	248.5	212.8
Deferred income taxes	139.8	147.3
Other assets	166.3	165.6
Total	$6,158.1	$5,844.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$342.5	$179.0
Accounts payable	552.4	546.7
Compensation and benefits	204.7	236.8
Advance payments from customers and deferred revenue	248.1	210.9
Customer returns, rebates and incentives	172.0	175.1
Other current liabilities	177.0	196.2
Total current liabilities	1,696.7	1,544.7
Long-term debt	905.4	905.1
Retirement benefits	591.8	595.9
Other liabilities	214.0	213.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,489.3	1,456.0
Retained earnings	4,550.9	4,333.4
Accumulated other comprehensive loss	(775.6)	(817.7)
Common stock in treasury, at cost (shares held: March 31, 2014, 42.9; September 30, 2013, 42.5)	(2,695.8)	(2,567.6)
Total shareowners’ equity	2,750.2	2,585.5
Total	$6,158.1	$5,844.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales
Products and solutions	$1,429.1	$1,363.5	$2,851.4	$2,697.7
Services	171.4	159.3	340.8	314.3
	1,600.5	1,522.8	3,192.2	3,012.0
Cost of sales
Products and solutions	(825.1)	(794.2)	(1,635.5)	(1,569.0)
Services	(119.6)	(112.2)	(237.2)	(219.3)
	(944.7)	(906.4)	(1,872.7)	(1,788.3)
Gross profit	655.8	616.4	1,319.5	1,223.7
Selling, general and administrative expenses	(392.5)	(376.8)	(777.9)	(750.3)
Other income	0.1	2.8	9.5	1.6
Interest expense	(15.0)	(15.3)	(29.9)	(30.7)
Income before income taxes	248.4	227.1	521.2	444.3
Income tax provision	(68.1)	(51.2)	(142.8)	(107.0)
Net income	$180.3	$175.9	$378.4	$337.3
Earnings per share:
Basic	$1.30	$1.25	$2.73	$2.41
Diluted	$1.28	$1.24	$2.70	$2.38

Cash dividends per share	$0.58	$0.47	$1.16	$0.94
Weighted average outstanding shares:
Basic	138.5	140.0	138.5	139.6
Diluted	140.2	141.8	140.2	141.4
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$180.3	$175.9	$378.4	$337.3
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $7.9, $12.0, $15.7 and $24.2)	14.5	21.8	29.1	43.7
Currency translation adjustments	5.1	(44.0)	14.3	(19.7)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense of $0.4, $3.0, $0.8 and $2.5)	(2.0)	5.2	(1.3)	4.2
Other comprehensive income (loss)	17.6	(17.0)	42.1	28.2
Comprehensive income	$197.9	$158.9	$420.5	$365.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2014	2013
Continuing operations:
Operating activities:
Net income	$378.4	$337.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	58.5	55.1
Amortization of intangible assets	15.8	16.3
Share-based compensation expense	21.9	21.2
Retirement benefit expense	66.5	85.3
Pension trust contributions	(25.1)	(20.1)
Net loss on disposition of property	—	0.1
Income tax benefit from the exercise of stock options	0.1	1.9
Excess income tax benefit from share-based compensation	(18.6)	(21.0)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(10.9)	39.7
Inventories	(57.1)	(19.8)
Accounts payable	12.1	(73.7)
Advance payments from customers and deferred revenue	39.5	40.1
Compensation and benefits	(32.9)	(66.8)
Income taxes	(37.3)	17.4
Other assets and liabilities	(4.6)	(43.1)
Cash provided by operating activities	406.3	369.9

Investing activities:
Capital expenditures	(58.3)	(55.0)
Acquisition of businesses, net of cash acquired	(81.5)	(84.8)
Purchases of short-term investments	(310.8)	(188.6)
Proceeds from maturities of short-term investments	197.8	175.0
Proceeds from sale of property	0.2	0.2
Other investing activities	(3.4)	(1.9)
Cash used for investing activities	(256.0)	(155.1)

Financing activities:
Net issuance of short-term debt	163.5	79.0
Cash dividends	(160.9)	(131.6)
Purchases of treasury stock	(217.8)	(211.1)
Proceeds from the exercise of stock options	83.9	104.4
Excess income tax benefit from share-based compensation	18.6	21.0
Cash used for financing activities	(112.7)	(138.3)

Effect of exchange rate changes on cash	1.3	(6.3)

Cash provided by continuing operations	38.9	70.2

Discontinued operations:
Cash used for discontinued operating activities	—	(7.0)
Cash used for discontinued operations	—	(7.0)

Increase in cash and cash equivalents	38.9	63.2
Cash and cash equivalents at beginning of period	1,200.9	903.9
Cash and cash equivalents at end of period	$1,239.8	$967.1
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The results of operations for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $22.9 million at March 31, 2014 and $22.5 million at September 30, 2013. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.2 million at March 31, 2014 and $8.9 million at September 30, 2013.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$180.3	$175.9	$378.4	$337.3
Less: Allocation to participating securities	(0.2)	(0.3)	(0.5)	(0.5)
Net income available to common shareowners	$180.1	$175.6	$377.9	$336.8
Basic weighted average outstanding shares	138.5	140.0	138.5	139.6
Effect of dilutive securities
Stock options	1.5	1.6	1.5	1.6
Performance shares	0.2	0.2	0.2	0.2
Diluted weighted average outstanding shares	140.2	141.8	140.2	141.4
Earnings per share:
Basic	$1.30	$1.25	$2.73	$2.41
Diluted	$1.28	$1.24	$2.70	$2.38
For the three and six months ended March 31, 2014, share-based compensation awards for 0.9 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2013, share-based compensation awards for 1.1 million and 1.7 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.4 million and $21.9 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2014, respectively. We recognized $10.0 million and $21.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2013, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Six Months Ended March 31,
	2014		2013
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	930	$33.97	1,083	$25.17
Performance shares	69	108.48	79	98.15
Restricted stock and restricted stock units	50	108.99	64	80.08
Unrestricted stock	8	108.86	10	75.20
3. Inventories
Inventories consist of (in millions):

	March 31, 2014	September 30, 2013
Finished goods	$281.7	$248.4
Work in process	164.1	167.2
Raw materials, parts and supplies	221.7	199.8
Inventories	$667.5	$615.4
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2014 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2013	$387.8	$635.2	$1,023.0
Acquisition of businesses	7.7	25.5	33.2
Translation	3.2	4.4	7.6
Balance as of March 31, 2014	$398.7	$665.1	$1,063.8

During the six months ended March 31, 2014, we recognized goodwill of $33.2 million and intangible assets of $41.4 million resulting from the acquisitions of vMonitor LLC and its affiliates (vMonitor), a global technology leader for wireless solutions in the oil and gas industry, and Jacobs Automation (Jacobs), a leader in intelligent track motion control technology. We assigned the full amount of goodwill related to vMonitor to our Control Products & Solutions segment. We assigned the full amount of goodwill related to Jacobs to our Architecture & Software segment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other intangible assets consist of (in millions):

	March 31, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$156.2	$79.0	$77.2
Customer relationships	91.4	42.0	49.4
Technology	84.4	34.7	49.7
Trademarks	34.0	12.5	21.5
Other	16.1	9.1	7.0
Total amortized intangible assets	382.1	177.3	204.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$425.8	$177.3	$248.5

	September 30, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$146.9	$73.1	$73.8
Customer relationships	77.4	37.1	40.3
Technology	66.1	30.9	35.2
Trademarks	26.4	10.7	15.7
Other	12.1	8.0	4.1
Total amortized intangible assets	328.9	159.8	169.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$372.6	$159.8	$212.8
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $30.9 million in 2014, $31.7 million in 2015, $30.1 million in 2016, $26.8 million in 2017 and $19.0 million in 2018.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2014 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $342.0 million at March 31, 2014 and $179.0 million at September 30, 2013. At March 31, 2014, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.17 percent and fifteen days, respectively. At September 30, 2013, the weighted average interest rate and maturity period of the commercial paper outstanding were 0.17 percent and five days, respectively.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2014	September 30, 2013
Unrealized losses on foreign exchange contracts	$13.0	$10.1
Product warranty obligations	37.0	36.9
Taxes other than income taxes	38.1	37.7
Accrued interest	15.6	15.6
Income taxes payable	15.7	35.9
Other	57.6	60.0
Other current liabilities	$177.0	$196.2
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
Changes in the product warranty obligations for the six months ended March 31, 2014 and 2013 are (in millions):

	Six Months Ended March 31,
	2014	2013
Balance at beginning of period	$36.9	$37.8
Accruals for warranties issued during the current period	15.4	15.6
Adjustments to pre-existing warranties	(1.3)	0.1
Settlements of warranty claims	(14.0)	(17.1)
Balance at end of period	$37.0	$36.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies expected to occur within the next two years (cash flow hedges). Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We also enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities.
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the six months ended March 31, 2014. The notional values of our forward exchange contracts outstanding at March 31, 2014 were $885.5 million, of which $638.5 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, USD/Brazilian real, Singapore dollar/USD, and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At March 31, 2014 we had $14.9 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	September 30, 2013
Forward exchange contracts	Other current assets	$7.3	$4.8
Forward exchange contracts	Other assets	0.4	0.2
Forward exchange contracts	Other current liabilities	(10.5)	(8.3)
Forward exchange contracts	Other liabilities	(2.0)	(1.6)
Total		$(4.8)	$(4.9)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	September 30, 2013
Forward exchange contracts	Other current assets	$8.5	$4.9
Forward exchange contracts	Other assets	—	0.7
Forward exchange contracts	Other current liabilities	(2.5)	(1.8)
Total		$6.0	$3.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of (losses) gains recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Forward exchange contracts (cash flow hedges)	$(0.7)	$8.1	$0.9	$7.4
Foreign currency denominated debt (net investment hedges)	(0.2)	0.6	(0.5)	0.5
Total	$(0.9)	$8.7	$0.4	$7.9
Approximately $3.2 million ($2.6 million net of tax) of net unrealized losses on cash flow hedges as of March 31, 2014 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales	$(0.8)	$0.9	$(1.0)	$0.5
Cost of sales	1.7	(1.0)	2.4	0.2
Total	$0.9	$(0.1)	$1.4	$0.7
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Other income	$2.6	$(3.9)	$6.5	$(3.6)

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

	March 31, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,239.8	$1,239.8	$1,112.4	$127.4	$—
Short-term investments	485.8	485.8	—	485.8	—
Short-term debt	342.5	342.5	—	342.5	—
Long-term debt	905.4	1,095.8	—	1,095.8	—

	September 30, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,200.9	$1,200.9	$1,079.0	$121.9	$—
Short-term investments	372.7	372.7	—	372.7	—
Short-term debt	179.0	179.0	—	179.0	—
Long-term debt	905.1	1,072.2	—	1,072.2	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$19.6	$23.0	$39.3	$46.1
Interest cost	43.6	40.0	87.2	80.2
Expected return on plan assets	(54.5)	(56.4)	(109.0)	(113.2)
Amortization:
Prior service credit	(0.7)	(0.7)	(1.4)	(1.3)
Net actuarial loss	24.9	36.1	49.8	72.4
Net periodic benefit cost	$32.9	$42.0	$65.9	$84.2

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$0.5	$0.6	$1.0	$1.2
Interest cost	1.6	1.5	3.2	3.1
Amortization:
Prior service credit	(2.7)	(2.7)	(5.2)	(5.4)
Net actuarial loss	0.9	1.1	1.6	2.2
Net periodic benefit cost	$0.3	$0.5	$0.6	$1.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income (loss) before reclassifications	—	14.3	(1.0)	13.3
Amounts reclassified from accumulated other comprehensive loss	29.1	—	(0.3)	28.8
Other comprehensive income (loss)	29.1	14.3	(1.3)	42.1
Balance as of March 31, 2014	$(794.7)	$23.1	$(4.0)	$(775.6)

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2012	$(1,226.0)	$0.5	$0.2	$(1,225.3)
Other comprehensive income (loss) before reclassifications	—	(19.7)	4.6	(15.1)
Amounts reclassified from accumulated other comprehensive loss	43.7	—	(0.4)	43.3
Other comprehensive income (loss)	43.7	(19.7)	4.2	28.2
Balance as of March 31, 2013	$(1,182.3)	$(19.2)	$4.4	$(1,197.1)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2014	2013	2014	2013
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(3.4)	$(3.4)	$(6.6)	$(6.7)	(a)
Amortization of net actuarial loss	25.8	37.2	51.4	74.6	(a)
	22.4	33.8	44.8	67.9	Total before tax
	(7.9)	(12.0)	(15.7)	(24.2)	Tax expense
	$14.5	$21.8	$29.1	$43.7	Net of tax

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$0.8	$(0.9)	$1.0	$(0.5)	Sales
Forward exchange contracts	(1.7)	1.0	(2.4)	(0.2)	Cost of Sales
	(0.9)	0.1	(1.4)	(0.7)	Total before tax
	0.9	—	1.1	0.3	Tax benefit
	$—	$0.1	$(0.3)	$(0.4)	Net of tax

Total reclassifications	$14.5	$21.9	$28.8	$43.3	Net of tax
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of March 31, 2014, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 27.4 percent in the three and six months ended March 31, 2014, compared to 22.5 percent and 24.1 percent in the three and six months ended March 31, 2013, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $42.5 million and $40.8 million at March 31, 2014 and September 30, 2013, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $9.8 million and $12.4 million at March 31, 2014 and September 30, 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction of our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $26.4 million as of March 31, 2014.
There was no material change in the amount of unrecognized tax benefits in the six months ended March 31, 2014. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $32.3 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales
Architecture & Software	$686.8	$639.2	$1,382.7	$1,296.7
Control Products & Solutions	913.7	883.6	1,809.5	1,715.3
Total	$1,600.5	$1,522.8	$3,192.2	$3,012.0
Segment operating earnings
Architecture & Software	$190.2	$169.9	$402.1	$353.1
Control Products & Solutions	111.9	115.3	228.0	208.1
Total	302.1	285.2	630.1	561.2
Purchase accounting depreciation and amortization	(5.8)	(5.0)	(10.4)	(10.2)
General corporate – net	(18.9)	(18.1)	(40.6)	(36.6)
Non-operating pension costs	(14.0)	(19.7)	(28.0)	(39.4)
Interest expense	(15.0)	(15.3)	(29.9)	(30.7)
Income before income taxes	$248.4	$227.1	$521.2	$444.3
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended March 31, 2014 and 2013, and of cash flows for the six-month periods ended March 31, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 18, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
May 5, 2014

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
In January 2014, we acquired Jacobs Automation, a leader in intelligent track motion control technology. This technology improves performance across a wide range of packaging, material handling, and other applications for the global machine builder market.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2014, sales to U.S. customers accounted for 52 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2012. The PMI contracted in the second quarter of fiscal 2014 but remained above 50 indicating expansion in the U.S. manufacturing sector. IP and Capacity Utilization continued to improve after a stable fiscal 2013. Consistent with forecasts for these key macroeconomic indicators, we expect market conditions in the U.S. to continue to improve through the remainder of our fiscal year.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2014
Quarter ended:
March 2014	102.3	53.7	211.0	78.7
December 2013	101.2	56.5	205.0	78.4
Fiscal 2013
Quarter ended:
September 2013	100.1	56.0	206.6	77.9
June 2013	99.4	52.5	199.3	77.8
March 2013	99.0	51.5	200.1	77.7
December 2012	98.0	50.4	199.6	77.3
Fiscal 2012
Quarter ended:
September 2012	97.4	52.2	195.9	77.2
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the second quarter of 2014, sales to non-U.S. customers accounted for 48 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.
We use changes in Gross Domestic Product (GDP) and the Industrial Production Index as indicators of the growth opportunities in each region where we do business. Outside the U.S., we expect stable underlying market conditions. Europe's macroeconomic conditions are improving as currency concerns have abated and inflation has remained in check. Asia Pacific continues to show signs of stabilization; however, limited access to capital and industrial overcapacity remain areas of concern. In Latin America, we expect continued solid economic growth in Mexico and Brazil, but import restrictions, mining softness, and currency devaluation in the rest of the region will continue to negatively affect growth. We continue to expect that emerging markets in aggregate will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2014 increased 5 percent compared to the second quarter of 2013. Organic sales increased 7 percent year over year in the quarter, with growth in all regions. Oil and gas continued to be the strongest performing industry.
We continued to execute our key initiatives:

•
Sales in emerging markets increased 5 percent year over year in the second quarter of 2014. Organic sales growth was 11 percent, led by growth in China, Brazil, and Central and Eastern Europe. Currency translation reduced sales in emerging markets by 6 percentage points.

•	Logix sales increased 5 percent year over year in the second quarter of 2014. Logix organic sales increased 7 percent, with the highest growth in Asia Pacific.

•	Sales related to our process initiative increased approximately 3 percent year over year in the second quarter of 2014.

The effective tax rate in the second quarter of 2014 was 27.4 percent compared to 22.5 percent in the second quarter of 2013. The Adjusted Effective Tax Rate in the second quarter of 2014 was 27.9 percent compared to 23.6 percent in the second quarter of 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the year-over-year decrease in tax benefits related to the retroactive extension of the U.S. federal research and development tax credit (U.S. research tax credit) in the second quarter of 2013 and the expiration of the U.S. research tax credit on December 31, 2013.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and six months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Sales
Architecture & Software	$686.8	$639.2	$1,382.7	$1,296.7
Control Products & Solutions	913.7	883.6	1,809.5	1,715.3
Total sales (a)	$1,600.5	$1,522.8	$3,192.2	$3,012.0
Segment operating earnings[1]
Architecture & Software	$190.2	$169.9	$402.1	$353.1
Control Products & Solutions	111.9	115.3	228.0	208.1
Total segment operating earnings[2] (b)	302.1	285.2	630.1	561.2
Purchase accounting depreciation and amortization	(5.8)	(5.0)	(10.4)	(10.2)
General corporate — net	(18.9)	(18.1)	(40.6)	(36.6)
Non-operating pension costs	(14.0)	(19.7)	(28.0)	(39.4)
Interest expense	(15.0)	(15.3)	(29.9)	(30.7)
Income before income taxes (c)	248.4	227.1	521.2	444.3
Income tax provision	(68.1)	(51.2)	(142.8)	(107.0)
Net income	$180.3	$175.9	$378.4	$337.3

Diluted EPS	$1.28	$1.24	$2.70	$2.38

Adjusted EPS[3]	$1.35	$1.33	$2.82	$2.56

Diluted weighted average outstanding shares	140.2	141.8	140.2	141.4

Total segment operating margin[2] (b/a)	18.9%	18.7%	19.7%	18.6%

Pre-tax margin (c/a)	15.5%	14.9%	16.3%	14.8%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Purchase accounting depreciation and amortization
Architecture & Software	$1.0	$1.0	$1.9	$2.1
Control Products & Solutions	4.5	3.7	8.0	7.5
Non-operating pension costs
Architecture & Software	5.1	6.9	10.3	13.8
Control Products & Solutions	8.1	11.7	16.2	23.4
The decreases in non-operating pension costs in both segments in the three and six months ended March 31, 2014 were primarily due to the increase in our U.S. discount rate used to measure net periodic pension cost from 4.15 percent in 2013 to 5.05 percent in 2014.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects. We define non-operating pension costs as defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impact of any plan curtailments or settlements. These components of net periodic pension cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following are the components of operating and non-operating pension costs for the three and six months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$19.6	$23.0	$39.3	$46.1
Amortization of prior service credit	(0.7)	(0.7)	(1.4)	(1.3)
Operating pension costs	18.9	22.3	37.9	44.8

Interest cost	43.6	40.0	87.2	80.2
Expected return on plan assets	(54.5)	(56.4)	(109.0)	(113.2)
Amortization of net actuarial loss	24.9	36.1	49.8	72.4
Non-operating pension costs	14.0	19.7	28.0	39.4

Net periodic pension cost	$32.9	$42.0	$65.9	$84.2

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three and six months ended March 31, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Income from continuing operations	$180.3	$175.9	$378.4	$337.3
Non-operating pension costs	14.0	19.7	28.0	39.4
Tax effect of non-operating pension costs	(5.0)	(7.1)	(10.0)	(14.3)
Adjusted Income	$189.3	$188.5	$396.4	$362.4

Diluted EPS from continuing operations	$1.28	$1.24	$2.70	$2.38
Non-operating pension costs per diluted share, before tax	0.10	0.14	0.19	0.28
Tax effect of non-operating pension costs per diluted share	(0.03)	(0.05)	(0.07)	(0.10)
Adjusted EPS	$1.35	$1.33	$2.82	$2.56

Effective tax rate	27.4%	22.5%	27.4%	24.1%
Tax effect of non-operating pension costs	0.5%	1.1%	0.4%	1.0%
Adjusted Effective Tax Rate	27.9%	23.6%	27.8%	25.1%

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2014 Compared to Three and Six Months Ended March 31, 2013

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2014	2013	Change	2014	2013	Change
Sales	$1,600.5	$1,522.8	$77.7	$3,192.2	$3,012.0	$180.2
Income before income taxes	248.4	227.1	21.3	521.2	444.3	76.9
Diluted EPS	1.28	1.24	0.04	2.70	2.38	0.32
Adjusted EPS	1.35	1.33	0.02	2.82	2.56	0.26
Sales
Our sales increased 5 percent and 6 percent in the three and six months ended March 31, 2014, respectively, compared to the three and six months ended March 31, 2013. Organic sales increased 7 percent year over year in the three and six months ended March 31, 2014. Currency translation reduced sales by 2 percentage points and 1 percentage point in the three and six months ended March 31, 2014, respectively.
Pricing contributed approximately 1 percentage point to sales growth in the three and six months ended March 31, 2014.
The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three and six months ended March 31, 2014 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales[1] vs.
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Three Months Ended March 31, 2013
United States	$832.9	7%	8%
Canada	108.1	(7)%	1%
Europe, Middle East and Africa (EMEA)	340.0	7%	4%
Asia Pacific	200.5	6%	10%
Latin America	119.0	(4)%	9%
Total Sales	$1,600.5	5%	7%

		Change vs.	Change in Organic Sales vs.
	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013	Six Months Ended March 31, 2013
United States	$1,669.3	9%	9%
Canada	207.7	(7)%	—%
Europe, Middle East and Africa (EMEA)	664.4	8%	5%
Asia-Pacific	407.3	6%	9%
Latin America	243.5	(3)%	6%
Total Sales	$3,192.2	6%	7%
1 Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•
Strong sales growth in the United States in the three and six months ended March 31, 2014 was driven by strength in the oil and gas industries and good performance in consumer industries and with OEM customers.

•
Sales in Canada declined in the three and six months ended March 31, 2014 due to unfavorable impact of foreign currency translation. Organic sales in Canada were flat in both periods due to continued weakness in resource-based industries.

•
Solid EMEA sales growth in the three and six months ended March 31, 2014 was primarily due to stronger growth in the emerging markets and favorable impact of foreign currency translation and acquisitions.

•	Strong Asia Pacific sales growth in the three and six months ended March 31, 2014 was fueled by strong growth in China.

•
Latin America sales declined in the three and six months ended March 31, 2014 due to unfavorable impact of foreign currency translation. Solid organic growth in the region was driven by double-digit sales growth in Brazil and Mexico that more than offset sales declines in the rest of the region.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2014 Compared to Three and Six Months Ended March 31, 2013
General Corporate - Net
General corporate - net expenses were $18.9 million and $40.6 million in the three and six months ended March 31, 2014, respectively, compared to $18.1 million and $36.6 million in the three and six months ended March 31, 2013, respectively.
Income before Income Taxes
Income before income taxes increased 9 percent and 17 percent year over year in the three and six months ended March 31, 2014, respectively, primarily due to an increase in segment operating earnings and lower non-operating pension costs. Total segment operating earnings increased 6 percent and 12 percent year over year in the three and six months ended March 31, 2014, respectively, primarily due to higher sales, partially offset by increased spending and variable compensation expense.
Income Taxes
The effective tax rate in the three months ended March 31, 2014 was 27.4 percent compared to 22.5 percent in the three months ended March 31, 2013. Our Adjusted Effective Tax Rate in the three months ended March 31, 2014 was 27.9 percent compared to 23.6 percent in the three months ended March 31, 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the year-over-year decrease in tax benefits related to the retroactive extension of the U.S. research tax credit in the second quarter of 2013 and the expiration of the U.S. research tax credit on December 31, 2013.
The effective tax rate in the six months ended March 31, 2014 was 27.4 percent compared to 24.1 percent in the six months ended March 31, 2013. Our Adjusted Effective Tax Rate in the six months ended March 31, 2014 was 27.8 percent compared to 25.1 percent in the six months ended March 31, 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the year-over-year decrease in tax benefits related to the retroactive extension of the U.S. research tax credit in the second quarter of 2013 and the expiration of the U.S. research tax credit on December 31, 2013, and due to the year-over-year increase in tax expense related to adjustments for prior period tax matters.
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2014	2013	Change		2014	2013	Change
Sales	$686.8	$639.2	$47.6		$1,382.7	$1,296.7	$86.0
Segment operating earnings	190.2	169.9	20.3		402.1	353.1	49.0
Segment operating margin	27.7%	26.6%	1.1	pts	29.1%	27.2%	1.9	pts
Sales
Architecture & Software sales increased 7 percent in the three and six months ended March 31, 2014 compared to the three and six months ended March 31, 2013. Architecture & Software organic sales increased 9 percent and 7 percent year over year in the three and six months ended March 31, 2014, respectively. Currency translation reduced sales by 2 percentage points in the three months ended March 31, 2014. The United States and Asia Pacific were the best performing regions for the segment in the three and six months ended March 31, 2014. The remaining regions reported organic sales growth below the segment average growth rate.
Logix sales increased 5 percent year over year in the three and six months ended March 31, 2014. Logix organic sales increased 7 and 6 percent year over year in the three and six months ended March 31, 2014, respectively. Currency translation reduced Logix sales by 2 percentage points and 1 percentage point in the three and six months ended March 31, 2014, respectively.
Operating Margin
Architecture & Software segment operating earnings were up 12 percent and 14 percent year over year in the three and six months ended March 31, 2014, respectively. Segment operating margin increased to 27.7 percent and 29.1 percent in the three and six months ended March 31, 2014, respectively, from 26.6 percent and 27.2 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2014 Compared to Three and Six Months Ended March 31, 2013
Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2014	2013	Change		2014	2013	Change
Sales	$913.7	$883.6	$30.1		$1,809.5	$1,715.3	$94.2
Segment operating earnings	111.9	115.3	(3.4)		228.0	208.1	19.9
Segment operating margin	12.2%	13.0%	(0.8)	pts	12.6%	12.1%	0.5	pts
Sales
Control Products & Solutions sales increased 3 percent and 5 percent year over year in the three and six months ended March 31, 2014, respectively. Organic sales increased 5 percent and 7 percent year over year in the three and six months ended March 31, 2014, respectively. Currency translation reduced sales by 2 percentage points in the three and six months ended March 31, 2014.
Excluding the impact of foreign currency translation, Latin America was the best performing region for the segment in the three months ended March 31, 2014, followed by the United States, EMEA and Asia Pacific. Canada experienced sales declines in the three and six months ended March 31, 2014. The United States was the best performing region for the segment in the six months ended March 31, 2014. The remaining regions grew at or slightly below the segment average growth rate in the six months ended March 31, 2014.
Sales in our solutions and services businesses increased 3 percent and 6 percent in the three and six months ended March 31, 2014, respectively, compared to the three and six months ended March 31, 2013. Organic sales in our solutions and services businesses increased 6 percent and 8 percent year over year in the three and six months ended March 31, 2014, respectively. Acquisitions contributed less than 1 percentage point to sales growth, and currency translation reduced sales by 3 and 2 percentage points in the three and six months ended March 31, 2014, respectively.
Product sales increased 4 percent and 5 percent in the three and six months ended March 31, 2014, respectively, compared to the three and six months ended March 31, 2013. Product organic sales increased 5 percent and 6 percent year over year in the three and six months ended March 31, 2014. Currency translation reduced sales by 1 percentage point in the three and six months ended March 31, 2014.
Operating Margin
Control Products & Solutions segment operating earnings were down 3 percent and up 10 percent year over year in the three and six months ended March 31, 2014, respectively. Segment operating margin was 12.2 percent in the three months ended March 31, 2014, compared to 13.0 percent a year ago, primarily due to higher sales, more than offset by increased spending, increased variable compensation expense and unfavorable currency effects. Segment operating margin was 12.6 percent in the six months ended March 31, 2014, compared to 12.1 percent a year ago, primarily due to higher sales, partially offset by increased spending.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2014	2013
Cash provided by (used for):
Operating activities	$406.3	$369.9
Investing activities	(256.0)	(155.1)
Financing activities	(112.7)	(138.3)
Effect of exchange rate changes on cash	1.3	(6.3)
Cash provided by continuing operations	$38.9	$70.2
The following table summarizes free cash flow (in millions):
Cash provided by continuing operating activities	$406.3	$369.9
Capital expenditures of continuing operations	(58.3)	(55.0)
Excess income tax benefit from share-based compensation	18.6	21.0
Free cash flow	$366.6	$335.9
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
Cash provided by operating activities was $406.3 million for the six months ended March 31, 2014 compared to $369.9 million for the six months ended March 31, 2013. Free cash flow was a source of $366.6 million for the six months ended March 31, 2014 compared to a source of $335.9 million for the six months ended March 31, 2013. The increase in the cash flow provided by operating activities and the increase in free cash flow in the six months ended March 31, 2014 are primarily due to higher earnings, partially offset by higher tax payments.
We repurchased approximately 1.9 million shares of our common stock under our share repurchase program in the first six months of 2014. The total cost of these shares was $221.4 million, of which $10.0 million was recorded in accounts payable at March 31, 2014 related to 81,000 shares that did not settle until April 2014. We also paid $6.4 million in the first quarter of 2014 for unsettled share repurchases outstanding at September 30, 2013. We repurchased approximately 2.6 million shares of our common stock in the first six months of 2013. The total cost of these shares was $213.7 million, of which $10.2 million was recorded in accounts payable at March 31, 2013 related to 120,000 shares that did not settle until April 2013. We also paid $7.6 million in the first quarter of 2013 for unsettled share repurchases outstanding at September 30, 2012. Our decision to repurchase additional shares in the remainder of 2014 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2014, we had approximately $313.7 million remaining for share repurchases under our existing board authorization. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. As of March 31, 2014, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At March 31, 2014, commercial paper borrowings outstanding were $342.0 million, with a weighted average interest rate of 0.17 percent. At September 30, 2013, commercial paper borrowings outstanding were $179.0 million, with a weighted average interest rate of 0.17 percent. Our debt-to-total-capital ratio was 31.2 percent at March 31, 2014 and 29.5 percent at September 30, 2013.
At March 31, 2014 and September 30, 2013, our total current borrowing capacity under our unsecured revolving credit facility expiring in May 2018 was $750.0 million. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the six months ended March 31, 2014 and 2013. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $118.1 million were available to non-U.S. subsidiaries at March 31, 2014. Borrowings under our non-U.S. credit facilities during the six months ended March 31, 2014 and 2013 were not significant. We were in compliance with all covenants under our credit facilities during the six months ended March 31, 2014 and 2013.
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
The following is a summary of our credit ratings as of March 31, 2014:

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
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years and to offset transaction gains or losses associated with some of our assets and liabilities that are denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at March 31, 2014, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended March 31, 2014					Three Months Ended March 31, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$832.9	$2.4	$835.3	$—	$835.3	$776.9
Canada	108.1	9.9	118.0	—	118.0	116.8
Europe, Middle East and Africa	340.0	(7.4)	332.6	(2.3)	330.3	317.1
Asia Pacific	200.5	6.4	206.9	—	206.9	188.3
Latin America	119.0	16.3	135.3	—	135.3	123.7
Total Company Sales	$1,600.5	$27.6	$1,628.1	$(2.3)	$1,625.8	$1,522.8

	Six Months Ended March 31, 2014					Six Months Ended March 31, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$1,669.3	$4.6	$1,673.9	$—	$1,673.9	$1,538.0
Canada	207.7	15.8	223.5	—	223.5	223.1
Europe, Middle East and Africa	664.4	(17.1)	647.3	(5.1)	642.2	613.2
Asia Pacific	407.3	11.8	419.1	—	419.1	385.7
Latin America	243.5	24.4	267.9	—	267.9	252.0
Total Company Sales	$3,192.2	$39.5	$3,231.7	$(5.1)	$3,226.6	$3,012.0

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2014					Three Months Ended March 31, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$686.8	$8.4	$695.2	$—	$695.2	$639.2
Control Products & Solutions	913.7	19.2	932.9	(2.3)	930.6	883.6
Total Company Sales	$1,600.5	$27.6	$1,628.1	$(2.3)	$1,625.8	$1,522.8

	Six Months Ended March 31, 2014					Six Months Ended March 31, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,382.7	$10.9	$1,393.6	$—	$1,393.6	$1,296.7
Control Products & Solutions	1,809.5	28.6	1,838.1	(5.1)	1,833.0	1,715.3
Total Company Sales	$3,192.2	$39.5	$3,231.7	$(5.1)	$3,226.6	$3,012.0

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at March 31, 2014, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 16 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at March 31, 2014, there has been no material change to this information.
Recent Accounting Pronouncements
None.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at March 31, 2014, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at March 31, 2014, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at March 31, 2014 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2014	320,000	$116.65	320,000	$387,085,427
February 1 - 28, 2014	277,405	114.48	277,405	355,328,588
March 1 - 31, 2014	338,749	122.78	338,749	313,738,667
Total	936,154	118.22	936,154

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 3	_
By-Laws of the Company, as amended and restated effective February 5, 2014, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 10, 2014, are hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 5, 2014	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2014	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.