Form 10-Q
period 2014-06-30
ROCKWELL AUTOMATION INC
filed 2014-08-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
137,872,386 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2014.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,175.1	$1,200.9
Short-term investments	574.4	372.7
Receivables	1,177.8	1,186.1
Inventories	655.4	615.4
Deferred income taxes	157.8	189.5
Other current assets	167.2	115.3
Total current assets	3,907.7	3,679.9
Property, net of accumulated depreciation of $1,288.8 and $1,212.8, respectively	610.4	616.0
Goodwill	1,069.3	1,023.0
Other intangible assets, net	248.8	212.8
Deferred income taxes	142.2	147.3
Other assets	166.7	165.6
Total	$6,145.1	$5,844.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$279.9	$179.0
Accounts payable	564.1	546.7
Compensation and benefits	216.6	236.8
Advance payments from customers and deferred revenue	235.0	210.9
Customer returns, rebates and incentives	173.7	175.1
Other current liabilities	243.4	196.2
Total current liabilities	1,712.7	1,544.7
Long-term debt	905.4	905.1
Retirement benefits	594.2	595.9
Other liabilities	210.9	213.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock (shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,501.6	1,456.0
Retained earnings	4,590.5	4,333.4
Accumulated other comprehensive loss	(760.6)	(817.7)
Common stock in treasury, at cost (shares held: June 30, 2014, 43.5; September 30, 2013, 42.5)	(2,791.0)	(2,567.6)
Total shareowners’ equity	2,721.9	2,585.5
Total	$6,145.1	$5,844.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales
Products and solutions	$1,481.2	$1,466.2	$4,332.6	$4,163.9
Services	168.3	158.0	509.1	472.3
	1,649.5	1,624.2	4,841.7	4,636.2
Cost of sales
Products and solutions	(849.8)	(859.6)	(2,485.3)	(2,428.6)
Services	(118.2)	(111.7)	(355.4)	(331.0)
	(968.0)	(971.3)	(2,840.7)	(2,759.6)
Gross profit	681.5	652.9	2,001.0	1,876.6
Selling, general and administrative expenses	(394.4)	(383.7)	(1,172.3)	(1,134.0)
Other income	1.3	3.5	10.8	5.1
Interest expense	(14.4)	(15.3)	(44.3)	(46.0)
Income before income taxes	274.0	257.4	795.2	701.7
Income tax provision	(74.3)	(53.7)	(217.1)	(160.7)
Net income	$199.7	$203.7	$578.1	$541.0
Earnings per share:
Basic	$1.44	$1.46	$4.17	$3.88
Diluted	$1.43	$1.45	$4.12	$3.83

Cash dividends per share	$1.16	$1.04	$2.32	$1.98
Weighted average outstanding shares:
Basic	138.0	138.9	138.3	139.4
Diluted	139.6	140.4	140.0	141.1
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$199.7	$203.7	$578.1	$541.0
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $7.9, $12.2, $23.6 and $36.4)	14.6	21.7	43.7	65.4
Currency translation adjustments	1.2	(11.9)	15.5	(31.6)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $1.6, ($0.2), $2.4 and $2.3)	(0.8)	(0.4)	(2.1)	3.8
Other comprehensive income (loss)	15.0	9.4	57.1	37.6
Comprehensive income	$214.7	$213.1	$635.2	$578.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2014	2013
Continuing operations:
Operating activities:
Net income	$578.1	$541.0
Adjustments to arrive at cash provided by operating activities:
Depreciation	91.6	85.1
Amortization of intangible assets	22.8	24.0
Share-based compensation expense	32.1	31.3
Retirement benefit expense	100.0	127.8
Pension contributions	(32.7)	(29.9)
Net loss on disposition of property	0.1	0.3
Income tax benefit from the exercise of stock options	0.1	2.0
Excess income tax benefit from share-based compensation	(29.1)	(22.6)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	15.1	5.3
Inventories	(42.3)	(9.7)
Accounts payable	31.4	(38.9)
Advance payments from customers and deferred revenue	25.5	26.0
Compensation and benefits	(21.3)	(55.5)
Income taxes	(29.1)	20.0
Other assets and liabilities	(34.9)	(42.4)
Cash provided by operating activities	707.4	663.8

Investing activities:
Capital expenditures	(96.4)	(86.9)
Acquisition of businesses, net of cash acquired	(81.5)	(84.8)
Purchases of short-term investments	(487.0)	(284.6)
Proceeds from maturities of short-term investments	285.3	262.5
Proceeds from sale of property	0.3	0.3
Other investing activities	(3.4)	(4.1)
Cash used for investing activities	(382.7)	(197.6)

Financing activities:
Net issuance of short-term debt	100.9	63.0
Cash dividends	(240.9)	(203.9)
Purchases of treasury stock	(345.2)	(319.3)
Proceeds from the exercise of stock options	104.7	115.8
Excess income tax benefit from share-based compensation	29.1	22.6
Other financing activities	—	(1.8)
Cash used for financing activities	(351.4)	(323.6)

Effect of exchange rate changes on cash	0.9	(14.8)

Cash (used for) provided by continuing operations	(25.8)	127.8

Discontinued operations:
Cash used for discontinued operating activities	—	(7.0)
Cash used for discontinued operations	—	(7.0)

(Decrease) increase in cash and cash equivalents	(25.8)	120.8
Cash and cash equivalents at beginning of period	1,200.9	903.9
Cash and cash equivalents at end of period	$1,175.1	$1,024.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The results of operations for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of allowances for doubtful accounts of $23.2 million at June 30, 2014 and $22.5 million at September 30, 2013. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.7 million at June 30, 2014 and $8.9 million at September 30, 2013.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$199.7	$203.7	$578.1	$541.0
Less: Allocation to participating securities	(0.3)	(0.3)	(0.8)	(0.8)
Net income available to common shareowners	$199.4	$203.4	$577.3	$540.2
Basic weighted average outstanding shares	138.0	138.9	138.3	139.4
Effect of dilutive securities
Stock options	1.4	1.4	1.5	1.5
Performance shares	0.2	0.1	0.2	0.2
Diluted weighted average outstanding shares	139.6	140.4	140.0	141.1
Earnings per share:
Basic	$1.44	$1.46	$4.17	$3.88
Diluted	$1.43	$1.45	$4.12	$3.83
For the three and nine months ended June 30, 2014, share-based compensation awards for 0.6 million shares and 0.8 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2013, share-based compensation awards for 1.1 million and 1.5 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard on revenue recognition from contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for us for reporting periods beginning October 1, 2017. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.2 million and $32.1 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2014, respectively. We recognized $10.1 million and $31.3 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2013, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Nine Months Ended June 30,
	2014		2013
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	935	$34.00	1,084	$25.17
Performance shares	69	108.48	79	98.15
Restricted stock and restricted stock units	52	109.56	65	80.17
Unrestricted stock	8	108.86	11	76.65
3. Inventories
Inventories consist of (in millions):

	June 30, 2014	September 30, 2013
Finished goods	$284.3	$248.4
Work in process	171.0	167.2
Raw materials, parts and supplies	200.1	199.8
Inventories	$655.4	$615.4
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2014 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2013	$387.8	$635.2	$1,023.0
Acquisition of businesses	7.7	28.0	35.7
Translation	4.6	6.0	10.6
Balance as of June 30, 2014	$400.1	$669.2	$1,069.3

During the nine months ended June 30, 2014, we recognized goodwill of $35.7 million and intangible assets of $41.4 million resulting from the acquisitions of vMonitor LLC and its affiliates (vMonitor), a global technology leader for wireless solutions in the oil and gas industry, and Jacobs Automation (Jacobs), a leader in intelligent track motion control technology. We assigned the full amount of goodwill related to vMonitor to our Control Products & Solutions segment. We assigned the full amount of goodwill related to Jacobs to our Architecture & Software segment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other intangible assets consist of (in millions):

	June 30, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$162.5	$80.7	$81.8
Customer relationships	92.4	44.7	47.7
Technology	85.0	37.0	48.0
Trademarks	34.7	13.7	21.0
Other	16.1	9.5	6.6
Total amortized intangible assets	390.7	185.6	205.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$434.4	$185.6	$248.8

	September 30, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$146.9	$73.1	$73.8
Customer relationships	77.4	37.1	40.3
Technology	66.1	30.9	35.2
Trademarks	26.4	10.7	15.7
Other	12.1	8.0	4.1
Total amortized intangible assets	328.9	159.8	169.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$372.6	$159.8	$212.8
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $30.9 million in 2014, $31.7 million in 2015, $30.1 million in 2016, $26.8 million in 2017 and $19.0 million in 2018.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2014 and concluded that these assets are not impaired. We did not identify any impairment indicators during the third quarter of 2014 that would require further impairment analysis.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $279.0 million at June 30, 2014 and $179.0 million at September 30, 2013. The weighted average interest rate of the commercial paper outstanding was 0.17 percent at June 30, 2014 and September 30, 2013.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2014	September 30, 2013
Unrealized losses on foreign exchange contracts	$11.8	$10.1
Product warranty obligations	36.7	36.9
Taxes other than income taxes	34.9	37.7
Accrued interest	15.0	15.6
Dividends payable	80.0	—
Income taxes payable	15.1	35.9
Other	49.9	60.0
Other current liabilities	$243.4	$196.2
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
Changes in product warranty obligations for the nine months ended June 30, 2014 and 2013 are (in millions):

	Nine Months Ended June 30,
	2014	2013
Balance at beginning of period	$36.9	$37.8
Accruals for warranties issued during the current period	23.3	23.6
Adjustments to pre-existing warranties	(2.7)	(0.6)
Settlements of warranty claims	(20.8)	(25.3)
Balance at end of period	$36.7	$35.5

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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the nine months ended June 30, 2014. The notional values of our forward exchange contracts outstanding at June 30, 2014 were $918.6 million, of which $673.4 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, Swiss franc/euro, USD/Canadian dollar, Mexican peso/USD, Singapore dollar/USD, and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareholders’ equity where they offset gains and losses recorded on our net investments globally. At June 30, 2014, we had $15.3 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	September 30, 2013
Forward exchange contracts	Other current assets	$4.3	$4.8
Forward exchange contracts	Other assets	1.1	0.2
Forward exchange contracts	Other current liabilities	(7.9)	(8.3)
Forward exchange contracts	Other liabilities	(0.9)	(1.6)
Total		$(3.4)	$(4.9)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	September 30, 2013
Forward exchange contracts	Other current assets	$3.3	$4.9
Forward exchange contracts	Other assets	—	0.7
Forward exchange contracts	Other current liabilities	(3.9)	(1.8)
Total		$(0.6)	$3.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of (losses) gains recorded in other comprehensive income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Forward exchange contracts (cash flow hedges)	$(1.7)	$2.0	$(0.8)	$9.4
Foreign currency denominated debt (net investment hedges)	(0.4)	0.3	(0.9)	0.8
Total	$(2.1)	$2.3	$(1.7)	$10.2
Approximately $3.6 million ($3.1 million after tax) of net unrealized losses on cash flow hedges as of June 30, 2014 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related (losses) gains on the hedged items during the periods presented, was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales	$(0.6)	$1.0	$(1.6)	$1.5
Cost of sales	(2.0)	1.6	0.4	1.8
Total	$(2.6)	$2.6	$(1.2)	$3.3
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Other income	$(5.2)	$6.7	$1.3	$3.1

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

	June 30, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,175.1	$1,175.1	$1,110.3	$64.8	$—
Short-term investments	574.4	574.4	—	574.4	—
Short-term debt	279.9	279.9	—	279.9	—
Long-term debt	905.4	1,106.2	—	1,106.2	—

	September 30, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,200.9	$1,200.9	$1,079.0	$121.9	$—
Short-term investments	372.7	372.7	—	372.7	—
Short-term debt	179.0	179.0	—	179.0	—
Long-term debt	905.1	1,072.2	—	1,072.2	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$19.7	$22.9	$59.0	$69.0
Interest cost	43.6	40.0	130.8	120.2
Expected return on plan assets	(54.5)	(56.5)	(163.5)	(169.7)
Amortization:
Prior service credit	(0.7)	(0.6)	(2.1)	(1.9)
Net actuarial loss	25.0	36.1	74.8	108.5
Net periodic benefit cost	$33.1	$41.9	$99.0	$126.1

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$0.5	$0.6	$1.5	$1.8
Interest cost	1.7	1.6	4.9	4.7
Amortization:
Prior service credit	(2.6)	(2.7)	(7.8)	(8.1)
Net actuarial loss	0.8	1.1	2.4	3.3
Net periodic benefit cost	$0.4	$0.6	$1.0	$1.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income (loss) before reclassifications	—	15.5	(4.3)	11.2
Amounts reclassified from accumulated other comprehensive loss	43.7	—	2.2	45.9
Other comprehensive income (loss)	43.7	15.5	(2.1)	57.1
Balance as of June 30, 2014	$(780.1)	$24.3	$(4.8)	$(760.6)

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Accumulated other comprehensive loss, net of tax
Balance as of September 30, 2012	$(1,226.0)	$0.5	$0.2	$(1,225.3)
Other comprehensive income (loss) before reclassifications	—	(31.6)	5.9	(25.7)
Amounts reclassified from accumulated other comprehensive loss	65.4	—	(2.1)	63.3
Other comprehensive income (loss)	65.4	(31.6)	3.8	37.6
Balance as of June 30, 2013	$(1,160.6)	$(31.1)	$4.0	$(1,187.7)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2014	2013	2014	2013
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(3.3)	$(3.3)	$(9.9)	$(10.0)	(a)
Amortization of net actuarial loss	25.8	37.2	77.2	111.8	(a)
	22.5	33.9	67.3	101.8	Total before tax
	(7.9)	(12.2)	(23.6)	(36.4)	Provision for tax
	$14.6	$21.7	$43.7	$65.4	After tax

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$0.6	$(1.0)	$1.6	$(1.5)	Sales
Forward exchange contracts	2.0	(1.6)	(0.4)	(1.8)	Cost of Sales
	2.6	(2.6)	1.2	(3.3)	Total before tax
	(0.1)	1.0	1.0	1.2	Provision for tax
	$2.5	$(1.6)	$2.2	$(2.1)	After tax

Total reclassifications	$17.1	$20.1	$45.9	$63.3	After tax
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of June 30, 2014, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 27.1 percent and 27.3 percent in the three and nine months ended June 30, 2014, respectively, compared to 20.9 percent and 22.9 percent in the three and nine months ended June 30, 2013, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. We recognized net discrete tax benefits of $10.0 million in the three months ended June 30, 2013, primarily related to the favorable resolution of tax matters in various global jurisdictions. We recognized net discrete tax benefits of $14.5 million in the nine months ended June 30, 2013, primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit.
The amount of gross unrecognized tax benefits was $42.5 million and $40.8 million at June 30, 2014 and September 30, 2013, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $9.9 million and $12.4 million at June 30, 2014 and September 30, 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction of our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $26.7 million as of June 30, 2014.
There was no material change in the amount of unrecognized tax benefits in the nine months ended June 30, 2014. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $32.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2010 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales
Architecture & Software	$715.2	$671.0	$2,097.9	$1,967.7
Control Products & Solutions	934.3	953.2	2,743.8	2,668.5
Total	$1,649.5	$1,624.2	$4,841.7	$4,636.2
Segment operating earnings
Architecture & Software	$204.8	$188.6	$606.9	$541.7
Control Products & Solutions	121.3	129.2	349.3	337.3
Total	326.1	317.8	956.2	879.0
Purchase accounting depreciation and amortization	(5.5)	(4.6)	(15.9)	(14.8)
General corporate – net	(18.1)	(20.9)	(58.7)	(57.5)
Non-operating pension costs	(14.1)	(19.6)	(42.1)	(59.0)
Interest expense	(14.4)	(15.3)	(44.3)	(46.0)
Income before income taxes	$274.0	$257.4	$795.2	$701.7
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended June 30, 2014 and 2013, and of cash flows for the nine-month periods ended June 30, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 5, 2014

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, acts of war, strikes, terrorism, social unrest or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	our ability to address claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	a disruption of our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity and globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the third quarter of 2014, sales to U.S. customers accounted for 51 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2012. The PMI improved in the third quarter of fiscal 2014 and remains above 50, indicating expansion in the U.S. manufacturing sector. IP and Capacity Utilization continued to improve after a stable fiscal 2013. Consistent with forecasts for these key macroeconomic indicators, we expect market conditions in the U.S. to continue to improve in the fourth quarter of fiscal 2014.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2014
Quarter ended:
June 2014	103.6	55.3	233.7	79.1
March 2014	102.2	53.7	222.7	78.6
December 2013	101.3	56.5	214.5	78.4
Fiscal 2013
Quarter ended:
September 2013	100.1	56.0	213.6	77.9
June 2013	99.4	52.5	205.4	77.8
March 2013	99.0	51.5	205.7	77.7
December 2012	98.0	50.4	204.6	77.3
Fiscal 2012
Quarter ended:
September 2012	97.4	52.2	200.9	77.2
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the third quarter of 2014, sales to non-U.S. customers accounted for 49 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' Gross Domestic Product (GDP) and Industrial Production as indicators of the market conditions in each region where we do business.
Outside the U.S., we expect overall market conditions to improve in the fourth quarter with mixed performance among and within regions. European macroeconomic conditions are slowly improving with strength in the U.K., but tepid growth on the continent has raised deflationary concerns and led the European Central Bank to lower interest rates. Asia Pacific’s Industrial Production improved in the quarter and is expected to remain stable for the fourth quarter of fiscal 2014. Government stimulus in China is helping to offset the negative impacts of a declining housing and construction sector. In India, recent electoral results have boosted optimism for long-term economic reforms, but current economic conditions remain weak. Latin America’s reported Industrial Production in the third quarter declined from the prior year due to weakness in Brazil and deepening recessions in Venezuela and Argentina as a result of their fiscal and currency crises. Mexico’s outlook is improving due to strength in North American demand and higher levels of direct investment. We continue to expect that emerging markets in aggregate will be the fastest growing automation markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2014 increased 2 percent compared to the third quarter of 2013. Organic sales also increased 2 percent year over year in the quarter. Oil and gas continued to be the strongest performing industry.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 7 percent year over year in the third quarter of 2014. Logix organic sales also increased 7 percent, with the highest growth in Canada.

•	Sales related to our process initiative increased approximately 6 percent year over year in the third quarter of 2014.

•
Sales in emerging markets decreased 5 percent year over year in the third quarter of 2014. Organic sales decreased 2 percent year over year compared to very strong sales in our solutions and services businesses in the third quarter of 2013. Acquisitions increased sales in emerging markets by 1 percentage point, and currency translation reduced sales in emerging markets by 4 percentage points. Organic sales in emerging markets increased 6 percent year over year in the nine months ended June 30, 2014, led by China, Brazil, and Mexico.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales
Architecture & Software	$715.2	$671.0	$2,097.9	$1,967.7
Control Products & Solutions	934.3	953.2	2,743.8	2,668.5
Total sales (a)	$1,649.5	$1,624.2	$4,841.7	$4,636.2
Segment operating earnings[1]
Architecture & Software	$204.8	$188.6	$606.9	$541.7
Control Products & Solutions	121.3	129.2	349.3	337.3
Total segment operating earnings[2] (b)	326.1	317.8	956.2	879.0
Purchase accounting depreciation and amortization	(5.5)	(4.6)	(15.9)	(14.8)
General corporate — net	(18.1)	(20.9)	(58.7)	(57.5)
Non-operating pension costs	(14.1)	(19.6)	(42.1)	(59.0)
Interest expense	(14.4)	(15.3)	(44.3)	(46.0)
Income before income taxes (c)	274.0	257.4	795.2	701.7
Income tax provision	(74.3)	(53.7)	(217.1)	(160.7)
Net income	$199.7	$203.7	$578.1	$541.0

Diluted EPS	$1.43	$1.45	$4.12	$3.83

Adjusted EPS[3]	$1.49	$1.54	$4.32	$4.09

Diluted weighted average outstanding shares	139.6	140.4	140.0	141.1

Total segment operating margin[2] (b/a)	19.8%	19.6%	19.7%	19.0%

Pre-tax margin (c/a)	16.6%	15.8%	16.4%	15.1%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Purchase accounting depreciation and amortization
Architecture & Software	$1.1	$0.9	$3.0	$3.0
Control Products & Solutions	4.2	3.5	12.2	11.0
Non-operating pension costs
Architecture & Software	5.2	6.9	15.5	20.7
Control Products & Solutions	8.1	11.7	24.3	35.1
The decreases in non-operating pension costs in both segments in the three and nine months ended June 30, 2014 were primarily due to the increase in our U.S. discount rate used to measure net periodic pension cost from 4.15 percent in 2013 to 5.05 percent in 2014.

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

The following are the components of operating and non-operating pension costs for the three and nine months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$19.7	$22.9	$59.0	$69.0
Amortization of prior service credit	(0.7)	(0.6)	(2.1)	(1.9)
Operating pension costs	19.0	22.3	56.9	67.1

Interest cost	43.6	40.0	130.8	120.2
Expected return on plan assets	(54.5)	(56.5)	(163.5)	(169.7)
Amortization of net actuarial loss	25.0	36.1	74.8	108.5
Non-operating pension costs	14.1	19.6	42.1	59.0

Net periodic pension cost	$33.1	$41.9	$99.0	$126.1

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three and nine months ended June 30, 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$199.7	$203.7	$578.1	$541.0
Non-operating pension costs	14.1	19.6	42.1	59.0
Tax effect of non-operating pension costs	(5.1)	(7.2)	(15.1)	(21.5)
Adjusted Income	$208.7	$216.1	$605.1	$578.5

Diluted EPS from continuing operations	$1.43	$1.45	$4.12	$3.83
Non-operating pension costs per diluted share, before tax	0.10	0.14	0.30	0.42
Tax effect of non-operating pension costs per diluted share	(0.04)	(0.05)	(0.10)	(0.16)
Adjusted EPS	$1.49	$1.54	$4.32	$4.09

Effective tax rate	27.1%	20.9%	27.3%	22.9%
Tax effect of non-operating pension costs	0.5%	1.1%	0.4%	1.1%
Adjusted Effective Tax Rate	27.6%	22.0%	27.7%	24.0%

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2014 Compared to Three and Nine Months Ended June 30, 2013

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2014	2013	Change	2014	2013	Change
Sales	$1,649.5	$1,624.2	$25.3	$4,841.7	$4,636.2	$205.5
Income before income taxes	274.0	257.4	16.6	795.2	701.7	93.5
Diluted EPS	1.43	1.45	(0.02)	4.12	3.83	0.29
Adjusted EPS	1.49	1.54	(0.05)	4.32	4.09	0.23
Sales
Our sales increased 2 percent and 4 percent in the three and nine months ended June 30, 2014, respectively, compared to the three and nine months ended June 30, 2013. Organic sales increased 2 percent and 5 percent year over year in the three and nine months ended June 30, 2014, respectively. The net effect of currency translation and acquisitions reduced sales by 1 percentage point in the nine months ended June 30, 2014.
Pricing contributed approximately 1 percentage point to sales growth in the three and nine months ended June 30, 2014.

ROCKWELL AUTOMATION, INC.

The tables below present our sales, attributed to the geographic regions based upon country of destination, for the three and nine months ended June 30, 2014 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales[1] vs.
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Three Months Ended June 30, 2013
United States	$845.9	5%	5%
Canada	113.3	(14)%	(8)%
Europe, Middle East and Africa (EMEA)	336.7	6%	1%
Asia Pacific	220.5	(1)%	—%
Latin America	133.1	(7)%	—%
Total Sales	$1,649.5	2%	2%

		Change vs.	Change in Organic Sales vs.
	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2013
United States	$2,515.2	7%	7%
Canada	321.0	(9)%	(3)%
Europe, Middle East and Africa (EMEA)	1,001.1	7%	3%
Asia Pacific	627.8	3%	5%
Latin America	376.6	(5)%	4%
Total Sales	$4,841.7	4%	5%
1 Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Solid sales growth in the United States in the three and nine months ended June 30, 2014 was realized broadly across industries, with the highest growth in the oil and gas industry.

•
Sales in Canada declined in the three and nine months ended June 30, 2014 due to the unfavorable impact of foreign currency translation and continued weakness in solutions and services in resource-based industries, partially offset by growth in our product businesses.

•
EMEA sales in the three and nine months ended June 30, 2014 grew as a result of both the favorable impact of foreign currency translation and organic sales growth. Organic sales growth in the three and nine months ended June 30, 2014 included strong product sales to OEM customers. Organic sales in the three months ended June 30, 2014 were negatively impacted by variability in our solutions and services businesses.

•
Asia Pacific sales declined in the three months ended June 30, 2014 due to the unfavorable impact of foreign currency translation. Organic sales in Asia Pacific were flat in the three months ended June 30, 2014 due to sales declines in the solutions and services businesses compared to very strong sales in those businesses in the third quarter of 2013. The declines were offset by strength in the Architecture & Software segment this year. Sales growth in the nine months ended June 30, 2014 was driven by strength in our product businesses, led by China.

•
Latin America sales declined in the three and nine months ended June 30, 2014 due to the unfavorable impact of foreign currency translation. Latin America organic sales were flat in the three months ended June 30, 2014 due to sales declines in the solutions and services businesses compared to very strong sales in those businesses in the third quarter of 2013. The declines were offset by strength in the Architecture & Software segment this year. Organic growth in the region for the nine months ended June 30, 2014 was driven by strong sales in Brazil and Mexico that more than offset sales declines in the rest of the region.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2014 Compared to Three and Nine Months Ended June 30, 2013
General Corporate - Net
General corporate - net expenses were $18.1 million and $58.7 million in the three and nine months ended June 30, 2014, respectively, compared to $20.9 million and $57.5 million in the three and nine months ended June 30, 2013, respectively.
Income before Income Taxes
Income before income taxes increased 6 percent and 13 percent year over year in the three and nine months ended June 30, 2014, respectively, primarily due to an increase in segment operating earnings and lower non-operating pension costs. Total segment operating earnings increased 3 percent and 9 percent year over year in the three and nine months ended June 30, 2014, respectively, primarily due to higher sales and favorable mix, partially offset by increased spending and variable compensation expense.
Income Taxes
The effective tax rate in the three months ended June 30, 2014 was 27.1 percent compared to 20.9 percent in the three months ended June 30, 2013. Our Adjusted Effective Tax Rate in the three months ended June 30, 2014 was 27.6 percent compared to 22.0 percent in the three months ended June 30, 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the non-recurrence of favorable prior period tax matters recognized in the third quarter of 2013.
The effective tax rate in the nine months ended June 30, 2014 was 27.3 percent compared to 22.9 percent in the nine months ended June 30, 2013. Our Adjusted Effective Tax Rate in the nine months ended June 30, 2014 was 27.7 percent compared to 24.0 percent in the nine months ended June 30, 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to prior period tax matters, the retroactive extension of the U.S. federal research and development tax credit (U.S. research tax credit) in the second quarter of 2013, and the expiration of the U.S. research tax credit on December 31, 2013.
Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2014	2013	Change		2014	2013	Change
Sales	$715.2	$671.0	$44.2		$2,097.9	$1,967.7	$130.2
Segment operating earnings	204.8	188.6	16.2		606.9	541.7	65.2
Segment operating margin	28.6%	28.1%	0.5	pts	28.9%	27.5%	1.4	pts
Sales
Architecture & Software sales increased 7 percent in the three and nine months ended June 30, 2014 compared to the three and nine months ended June 30, 2013. Architecture & Software organic sales also increased 7 percent year over year in the three and nine months ended June 30, 2014. All regions reported positive organic growth in the three and nine months ended June 30, 2014, led by strong performance in Canada and Latin America.
Logix sales increased 7 percent and 6 percent year over year in the three and nine months ended June 30, 2014, respectively. Logix organic sales increased 7 percent year over year in the three and nine months ended June 30, 2014. Currency translation reduced Logix sales by 1 percentage point in the nine months ended June 30, 2014.
Operating Margin
Architecture & Software segment operating earnings were up 9 percent and 12 percent year over year in the three and nine months ended June 30, 2014, respectively. Segment operating margin increased to 28.6 percent and 28.9 percent in the three and nine months ended June 30, 2014, respectively, from 28.1 percent and 27.5 percent a year ago, primarily due to higher sales, partially offset by increased spending.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2014 Compared to Three and Nine Months Ended June 30, 2013
Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2014	2013	Change		2014	2013	Change
Sales	$934.3	$953.2	$(18.9)		$2,743.8	$2,668.5	$75.3
Segment operating earnings	121.3	129.2	(7.9)		349.3	337.3	12.0
Segment operating margin	13.0%	13.6%	(0.6)	pts	12.7%	12.6%	0.1	pts
Sales
Control Products & Solutions sales decreased 2 percent and increased 3 percent year over year in the three and nine months ended June 30, 2014, respectively. Organic sales decreased 2 percent and increased 4 percent year over year in the three and nine months ended June 30, 2014, respectively. Currency translation reduced sales by 1 percentage point in the nine months ended June 30, 2014.
Excluding the impact of foreign currency translation, the U.S. was the best performing region for the segment in the three and nine months ended June 30, 2014. The balance of the regions reported sales declines in the three months ended June 30, 2014 compared to very strong sales in our solutions and services businesses in the third quarter of 2013. All regions with the exception of Canada experienced organic growth in the nine months ended June 30, 2014.
Sales in our solutions and services businesses decreased 5 percent and increased 2 percent in the three and nine months ended June 30, 2014, respectively, compared to the three and nine months ended June 30, 2013. Organic sales in our solutions and services businesses decreased 4 percent and increased 3 percent year over year in the three and nine months ended June 30, 2014, respectively. Acquisitions contributed 1 percentage point to sales growth, and currency translation reduced sales by 2 percentage points in the three and nine months ended June 30, 2014.
Product sales increased 2 percent and 4 percent in the three and nine months ended June 30, 2014, respectively, compared to the three and nine months ended June 30, 2013. Product organic sales increased 2 percent and 5 percent year over year in the three and nine months ended June 30, 2014, respectively. Currency translation reduced sales by 1 percentage point in the nine months ended June 30, 2014.
Operating Margin
Control Products & Solutions segment operating earnings were down 6 percent and up 4 percent year over year in the three and nine months ended June 30, 2014, respectively. Segment operating margin was 13.0 percent in the three months ended June 30, 2014, compared to 13.6 percent a year ago, primarily due to lower sales. Segment operating margin was 12.7 percent in the nine months ended June 30, 2014, compared to 12.6 percent a year ago, primarily due to higher sales, partially offset by increased spending.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2014	2013
Cash provided by (used for):
Operating activities	$707.4	$663.8
Investing activities	(382.7)	(197.6)
Financing activities	(351.4)	(323.6)
Effect of exchange rate changes on cash	0.9	(14.8)
Cash (used for) provided by continuing operations	$(25.8)	$127.8
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Nine Months Ended June 30,
	2014	2013
Cash provided by continuing operating activities	$707.4	$663.8
Capital expenditures	(96.4)	(86.9)
Excess income tax benefit from share-based compensation	29.1	22.6
Free cash flow	$640.1	$599.5
Our definition of free cash flow takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. U.S. GAAP requires the excess income tax benefit from share-based compensation to be reported as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $707.4 million for the nine months ended June 30, 2014 compared to $663.8 million for the nine months ended June 30, 2013. Free cash flow was a source of $640.1 million for the nine months ended June 30, 2014 compared to a source of $599.5 million for the nine months ended June 30, 2013. The increase in the cash flow provided by operating activities and the increase in free cash flow in the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 are primarily due to higher earnings and improved working capital performance, partially offset by higher tax payments.
We repurchased approximately 2.9 million shares of our common stock under our share repurchase program in the first nine months of 2014. The total cost of these shares was $343.8 million, of which $5.0 million was recorded in accounts payable at June 30, 2014 related to 40,000 shares that did not settle until July 2014. We also paid $6.4 million in the first quarter of 2014 for unsettled share repurchases outstanding at September 30, 2013. We repurchased approximately 3.8 million shares of our common stock in the first nine months of 2013. The total cost of these shares was $318.0 million, of which $6.3 million was recorded in accounts payable at June 30, 2013 related to 75,000 shares that did not settle until July 2013. We also paid $7.6 million in the first quarter of 2013 for unsettled share repurchases outstanding at September 30, 2012. Our decision to repurchase additional shares in the remainder of 2014 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2014, we had approximately $191.4 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved in 2012. On June 4, 2014, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. As of June 30, 2014, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At June 30, 2014, commercial paper borrowings outstanding were $279.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of thirteen days. At September 30, 2013, commercial paper borrowings outstanding were $179.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of five days. Our debt-to-total-capital ratio was 30.3 percent at June 30, 2014 and 29.5 percent at September 30, 2013.
At June 30, 2014 and September 30, 2013, our total current borrowing capacity under our unsecured revolving credit facility expiring in May 2018 was $750.0 million. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the nine months ended June 30, 2014 and 2013. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $117.7 million were available to non-U.S. subsidiaries at June 30, 2014. Borrowings under our non-U.S. credit facilities during the nine months ended June 30, 2014 and 2013 were not significant. We were in compliance with all covenants under our credit facilities during the nine months ended June 30, 2014 and 2013.
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
The following is a summary of our credit ratings as of June 30, 2014:

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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also enter into these contracts to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at June 30, 2014, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$845.9	$2.0	$847.9	$(0.4)	$847.5	$807.7
Canada	113.3	7.4	120.7	—	120.7	131.5
Europe, Middle East and Africa	336.7	(12.9)	323.8	(2.9)	320.9	318.6
Asia Pacific	220.5	2.6	223.1	—	223.1	223.1
Latin America	133.1	9.6	142.7	—	142.7	143.3
Total Company Sales	$1,649.5	$8.7	$1,658.2	$(3.3)	$1,654.9	$1,624.2

	Nine Months Ended June 30, 2014					Nine Months Ended June 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,515.2	$6.6	$2,521.8	$(0.4)	$2,521.4	$2,345.7
Canada	321.0	23.2	344.2	—	344.2	354.6
Europe, Middle East and Africa	1,001.1	(30.0)	971.1	(8.0)	963.1	931.8
Asia Pacific	627.8	14.4	642.2	—	642.2	608.8
Latin America	376.6	34.0	410.6	—	410.6	395.3
Total Company Sales	$4,841.7	$48.2	$4,889.9	$(8.4)	$4,881.5	$4,636.2

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$715.2	$3.9	$719.1	$(0.4)	$718.7	$671.0
Control Products & Solutions	934.3	4.8	939.1	(2.9)	936.2	953.2
Total Company Sales	$1,649.5	$8.7	$1,658.2	$(3.3)	$1,654.9	$1,624.2

	Nine Months Ended June 30, 2014					Nine Months Ended June 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,097.9	$14.8	$2,112.7	$(0.4)	$2,112.3	$1,967.7
Control Products & Solutions	2,743.8	33.4	2,777.2	(8.0)	2,769.2	2,668.5
Total Company Sales	$4,841.7	$48.2	$4,889.9	$(8.4)	$4,881.5	$4,636.2

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at June 30, 2014, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 16 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at June 30, 2014, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at June 30, 2014, there has been no material change to this information.
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
Internal Control Over Financial Reporting: As previously disclosed, we are in the process of developing and directing the implementation of common global process standards and an enterprise-wide information technology system across our affiliates with an objective of improving internal control, our ability to monitor our global operations, and our management of global operations. This process, which was initiated by Rockwell Automation, Inc., the U.S. parent company of our consolidated group, continued during the third quarter of 2014, focusing primarily on certain locations in Asia Pacific and involved processes such as order management, finance, human resources, logistics, operations, engineering and procurement. As a result of this parent company directive, our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was enhanced.
There have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at June 30, 2014, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We believe that at June 30, 2014 there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2014	172,500	$123.53	172,500	$292,430,415
May 1 - 31, 2014	545,181	119.82	545,181	227,104,917
June 1 - 30, 2014	285,000	125.30	285,000	1,191,393,901
Total	1,002,681	122.02	1,002,681

(1)	Average price paid per share includes brokerage commissions.

(2)
On June 7, 2012, the Board of Directors approved a $1.0 billion share repurchase program. On June 4, 2014, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion. However, during quarterly “quiet periods,” defined as the period of time from quarter end until one business day following the furnishing of our quarterly earnings results to the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 5, 2014	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2014	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.