Form 10-K
period 2014-09-30
ROCKWELL AUTOMATION INC
filed 2014-11-18
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2014 was approximately $17.1 billion.
135,771,159 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 3, 2015 is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

•
macroeconomic factors, including global and regional business conditions, the availability and cost of capital, commodity prices, the cyclical nature of our customers’ capital spending, sovereign debt concerns and currency exchange rates;

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	a disruption of our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity and globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.
Item 1.    Business
General
Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses. Our products and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk.
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

Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 3, 2015 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2014, our total sales were $6.62 billion. Financial information with respect to our operating segments, including their contributions to sales and operating earnings for each of the three years in the period ended September 30, 2014, is contained under the caption Results of Operations in MD&A, and in Note 15 in the Financial Statements.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business globally. Major markets served by both segments include food and beverage, transportation, oil and gas, metals, mining, and life sciences.
Architecture & Software
Our Architecture & Software operating segment recorded sales of $2.8 billion (43 percent of our total sales) in 2014. The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling the customer’s industrial processes and connecting with their business enterprise. Architecture & Software has a broad portfolio of products, including:

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
Control Products & Solutions
Our Control Products & Solutions operating segment recorded sales of $3.8 billion (57 percent of our total sales) in 2014. The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application expertise and project management capabilities. This comprehensive portfolio includes:

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

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including technical support and repair, asset management, training, predictive and preventative maintenance, and safety and network consulting.

Geographic Information
In 2014, sales to customers in the United States accounted for 52 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside the United States on a country-of-destination basis are in Canada, China, the United Kingdom, Italy, Mexico, Germany, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 15 in the Financial Statements.

Competition
Our competitors range from large diversified corporations that also have business interests outside of industrial automation to smaller companies that specialize in niche industrial automation products, solutions and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology differentiation, knowledge of customer applications, installed base, distribution network, quality of products and services, global presence and price. Our major competitors of both segments include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp. and Honeywell International Inc.
Distribution
In the United States, Canada and certain other countries, we sell primarily through independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 70 percent of our global sales are through independent distributors. Sales to our largest distributor in 2014, 2013 and 2012 were approximately 10 percent of our total sales. The independent distributors typically do not carry products that compete with our products.
Research and Development
Our research and development spending for the years ended September 30, 2014, 2013 and 2012 was $290.1 million, $260.7 million and $247.6 million, respectively. Customer-sponsored research and development was not significant in 2014, 2013 or 2012.
Employees
At September 30, 2014, we had approximately 22,500 employees. Approximately 8,500 were employed in the United States.
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
Backlog
Our total order backlog at September 30 was (in millions):

	2014	2013
Architecture & Software	$159.3	$183.8
Control Products & Solutions	1,074.8	1,091.8
	$1,234.1	$1,275.6
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2015 were approximately $132 million as of September 30, 2014.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 14 in the Financial Statements and in Item 3. Legal Proceedings.
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
We do business in more than 80 countries around the world. Approximately 48 percent of our sales in 2014 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
New legislative and regulatory actions could adversely affect our business.
Legislative and regulatory action may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in these countries or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification, labeling and customer requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to ship our products into certain jurisdictions. Our customers may also be required to comply with such legislative and regulatory requirements. Changes in these requirements could impact demand for our products, solutions and services.

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
We rely heavily on information technology (IT) both in our products, solutions and services for customers and in our enterprise IT infrastructure in order to achieve our business objectives. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting every type of IT system including industrial control systems such as those we sell and service and corporate enterprise IT systems. These actors may engage in fraud, theft of confidential or proprietary information, and sabotage.
Our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or intrusion from a variety of attacks including computer viruses, worms or other malicious software programs. These attacks pose a risk to the security of the products, systems and networks of our customers, suppliers and third-party service providers, as well to the confidentiality of our information and the integrity and availability of our data. While we attempt to mitigate these risks through controls, due diligence, training, surveillance and other measures, we remain vulnerable to information security threats.
Despite the precautions we take, an intrusion or infection of software, hardware or a system that we sold or serviced could result in the disruption of our customers’ business, loss of proprietary or confidential information, or injuries to people or property. Similarly, an attack on our enterprise IT system could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products, services and solutions that we sell, as well as our data and infrastructure of networks and devices.

We have nearly completed the process of developing and directing the implementation of a common global Enterprise Resource Planning (ERP) system that has resulted in redesigned processes, organization structures, and a common information system all with the objective of improving internal control and our ability to manage and monitor our global operations. The implementations, which were initiated by Rockwell Automation, Inc., the U.S. parent company of our consolidated group, occurred in many locations from 2007 to 2014. As the parent company completes this integration, the system and processes may not perform as expected. This could have an adverse effect on our business.
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
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our product portfolio and solution and service offerings, technology differentiation, product performance, quality of our products and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or to provide high quality products and services, we may experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

We face the potential harms of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.
Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, political instability, and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.
Intellectual property infringement claims of others and the inability to protect our intellectual property rights could harm our business and our customers.
Others may assert intellectual property infringement claims against us or our customers. We frequently provide a limited intellectual property indemnity in connection with our terms and conditions of sale to our customers and in other types of contracts with third parties. Indemnification payments and legal expenses to defend claims could be costly.
In addition, we own the rights to many patents, trademarks, brand names and trade names that are important to our business. The inability to enforce our intellectual property rights may have an adverse effect on our results of operations. Expenses related to enforcing our intellectual property rights could be significant.
Claims from taxing authorities could have an adverse effect on our tax expense and financial position.
We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the ambiguity of tax laws among those jurisdictions as well as the uncertainty of how underlying facts may be construed, our estimates of income tax liabilities may differ from actual payments or assessments. We must successfully defend any claims from taxing authorities to avoid an adverse effect on our operating results and financial position.
Our business success depends on attracting and retaining highly qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Competition for highly qualified management and technical personnel is particularly intense in emerging markets. The failure to attract and retain members of our management team and key employees could have a negative effect on our business, operating results and financial condition.
Increasing employee benefit costs could have a negative effect on our operating results and financial condition.
One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits. The expenses we record for our pension and other postretirement benefit pension plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions and health care trend rates. Significant unfavorable changes in these factors would increase our expenses. Expenses related to employer-funded health care benefits depend on health care cost inflation. An inability to control costs related to employee and retiree benefits could negatively impact our operating results and financial condition.
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
We rely on suppliers to provide equipment, components and services, which creates certain risks and uncertainties that may adversely affect our business.
Our business requires that we buy equipment, components and services including finished products, which may include electronic components and commodities such as copper, aluminum and steel. Our reliance on suppliers involves certain risks, including:

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 3.4 million square feet, of which 35 percent was in the United States and Canada. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2014.

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Cambridge, Canada	Canada
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding our principal manufacturing locations as of September 30, 2014.

Location	Manufacturing Square Footage

Monterrey, Mexico	637,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Cambridge, Canada	216,000
Shanghai, China	196,000
Singapore	155,000
Katowice, Poland	138,000
Tecate, Mexico	135,000
Ladysmith, Wisconsin, United States	124,000
Richland Center, Wisconsin, United States	124,000
Jundiai, Brazil	94,000
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

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2014 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board and President and Chief Executive Officer	63
Sujeet Chand — Senior Vice President and Chief Technology Officer	56
Theodore D. Crandall — Senior Vice President and Chief Financial Officer	59
David M. Dorgan — Vice President and Controller	50
Steven W. Etzel — Vice President and Treasurer	54
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	53
Frank C. Kulaszewicz — Senior Vice President since April 2011; Vice President and General Manager, Control and Visualization Business previously	50
John P. McDermott — Senior Vice President	56
John M. Miller — Vice President and Chief Intellectual Property Counsel	47
Blake D. Moret — Senior Vice President since April 2011; Vice President and General Manager, Customer Support and Maintenance previously	51
Rondi Rohr-Dralle — Vice President, Investor Relations and Corporate Development	58
Susan J. Schmitt — Senior Vice President, Human Resources	51
Martin Thomas — Senior Vice President, Operations and Engineering Services	56
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2014 there were 19,856 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2014 and 2013:

	2014		2013
Fiscal Quarters	High	Low	High	Low
First	$119.03	$102.98	$84.80	$68.30
Second	125.66	108.83	91.99	83.58
Third	128.57	115.21	91.67	80.60
Fourth	126.84	109.80	109.72	83.59
We declare and pay dividends at the sole discretion of our Board of Directors. During 2014 we declared and paid aggregate cash dividends of $2.32 per common share. During the first quarter of fiscal 2014, we increased our quarterly dividend per common share 12 percent to 58 cents per common share effective with the dividend payable in December 2013 ($2.32 per common share annually). During 2013 we declared and paid aggregate cash dividends of $1.98 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(2)
July 1 – 31, 2014	435,400	$120.14	435,400	$1,139,084,613
August 1 – 31, 2014	545,915	113.14	545,915	1,077,318,800
September 1 – 30, 2014	225,757	115.02	225,757	1,051,352,648
Total	1,207,072	116.02	1,207,072

(1)	Average price paid per share includes brokerage commissions.

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

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,623.5	$6,351.9	$6,259.4	$6,000.4	$4,857.0
Interest expense	59.3	60.9	60.1	59.5	60.5
Net income[1]	826.8	756.3	737.0	697.8	464.3
Earnings per share:
Basic[2]	5.98	5.43	5.20	4.88	3.26
Diluted[2]	5.91	5.36	5.13	4.80	3.22
Cash dividends per share	2.32	1.98	1.745	1.475	1.22
Consolidated Balance Sheet Data: (at end of period)
Total assets	$6,229.5	$5,844.6	$5,636.5	$5,284.9	$4,748.3
Short-term debt	325.0	179.0	157.0	—	—
Long-term debt	905.6	905.1	905.0	905.0	904.9
Shareowners’ equity	2,658.1	2,585.5	1,851.7	1,748.0	1,460.4
Other Data:
Capital expenditures	$141.0	$146.2	$139.6	$120.1	$99.4
Depreciation	122.5	113.8	103.9	96.5	95.7
Intangible asset amortization	30.0	31.4	34.7	34.8	31.6

(1)	Net income includes $0.7 million and $23.9 million in income from discontinued operations for the years ended September 30, 2011 and 2010, respectively.

(2)
Basic earnings per share includes $0.17 per share from discontinued operations for the year ended September 30, 2010. Diluted earnings per share includes $0.01 and $0.17 per share from discontinued operations for the years ended September 30, 2011 and 2010, respectively.

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
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses. Overall demand for our products, solutions and services is driven by:

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
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. We continue to expand our footprint in emerging markets. We currently have approximately 60 percent of our employees outside the U.S., and 48 percent of our sales outside the U.S.
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
Enhanced Market Access
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to over $90 billion. Our process initiative has been the most important contributor to this expansion and remains our largest growth opportunity. Logix is the technology foundation that enabled us to become an industry leader for batch process applications and to compete effectively with traditional Distributed Control Systems (DCS) providers for continuous process applications. We complement that with a growing global network of engineers and partners to provide solutions to process customers.
OEMs represent another area of addressed market expansion and an important growth opportunity. To remain competitive, OEMs need to find the optimal balance of machine cost and performance while reducing their time to market. Our scalable integrated architecture and intelligent motor control offerings, along with design productivity tools and our motion and safety products, can assist OEMs in addressing these business needs.
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

U. S. Industrial Economic Trends
In 2014, sales to U.S. customers accounted for 52 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:

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

The table below depicts the trends in these indicators from fiscal 2012 to 2014. The PMI increase in the fourth quarter of fiscal 2014 indicates expansion in the U.S. manufacturing sector. Industrial Equipment Spending and the Industrial Production Index have been improving, while Capacity Utilization remained flat. Strength in the recently reported macroeconomic indicators supports our expectation that market conditions in the U.S. will remain healthy next year, though IP growth is expected to be somewhat lower. We expect the U.S. growth in fiscal 2015 to be slightly lower than in fiscal 2014.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2014 quarter ended:
September 2014	104.5	56.6	251.3	79.1
June 2014	103.6	55.3	237.2	79.1
March 2014	102.2	53.7	222.7	78.6
December 2013	101.3	56.5	214.5	78.4
Fiscal 2013 quarter ended:
September 2013	100.1	56.0	213.6	77.9
June 2013	99.4	52.5	205.4	77.8
March 2013	99.0	51.5	205.7	77.7
December 2012	98.0	50.4	204.6	77.3
Fiscal 2012 quarter ended:
September 2012	97.4	52.2	200.9	77.2
June 2012	97.0	51.0	201.0	77.4
March 2012	96.1	53.0	198.9	77.2
December 2011	95.1	53.1	208.1	76.8
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2014, sales to non-U.S. customers accounted for 48 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' Gross Domestic Product (GDP) and Industrial Production as indicators of the growth opportunities in each region where we do business.
Overall, economic projections call for higher rates of industrial production growth in regions outside the U.S. in 2015 compared to 2014; however, market conditions are expected to be mixed across and within regions.  In Europe, economic forecasts call for little to no growth in Western Europe and moderate growth in emerging countries.   In Asia Pacific, China’s economic picture is mixed. Overcapacity and lack of liquidity are threats, but exports and production are expected to improve.  In Latin America, Brazil is in a recession but Mexico's economy remains strong.  Canada is expected to have continued low levels of economic growth as weak commodity prices weigh on investment in resource-based industries.  Despite these current headwinds and inherently greater volatility of their economic conditions, we continue to expect that emerging markets will be the fastest growing automation markets over the long term.

Summary of Results of Operations
In 2014, we achieved record sales of $6,623.5 million with sales growth of 4.3 percent year over year. Organic sales increased 5.1 percent. All regions, except for Canada, experienced organic sales growth year over year, led by the United States with organic sales growth of 6.8 percent. The end market with the strongest sales growth for the year was oil and gas.
The following is a summary of our results related to key growth initiatives:

•	Sales related to our process initiative increased approximately 4 percent in 2014 compared to 2013.

•	Logix sales exceeded $1 billion in 2014 and grew 6 percent compared to 2013. Logix organic sales increased 7 percent year over year.

•	Sales in emerging markets increased 3 percent in 2014 compared to 2013. Organic sales in emerging markets increased 6 percent year over year, higher than the company average.
For the second year in a row we expanded segment operating margin by almost a point while continuing to invest for growth.

The following tables reflect our sales and operating results for the years ended September 30, 2014, 2013 and 2012 (in millions, except per share amounts):

	Year Ended September 30,
	2014	2013	2012
Sales
Architecture & Software	$2,845.3	$2,682.0	$2,650.4
Control Products & Solutions	3,778.2	3,669.9	3,609.0
Total sales (a)	$6,623.5	$6,351.9	$6,259.4
Segment operating earnings[1]
Architecture & Software	$839.6	$759.4	$714.4
Control Products & Solutions	512.4	477.4	449.5
Total segment operating earnings[2] (b)	1,352.0	1,236.8	1,163.9
Purchase accounting depreciation and amortization	(21.6)	(19.3)	(19.8)
General corporate — net	(81.0)	(97.2)	(82.9)
Non-operating pension costs[3]	(55.9)	(78.5)	(35.2)
Interest expense	(59.3)	(60.9)	(60.1)
Income before income taxes (c)	1,134.2	980.9	965.9
Income tax provision	(307.4)	(224.6)	(228.9)
Net income	$826.8	$756.3	$737.0

Diluted EPS	$5.91	$5.36	$5.13

Adjusted EPS[4]	$6.17	$5.71	$5.29

Diluted weighted average outstanding shares	139.7	140.9	143.4
Total segment operating margin[2] (b/a)	20.4%	19.5%	18.6%
Pre-tax margin (c/a)	17.1%	15.4%	15.4%

(1)	See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.

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

(4)
Adjusted EPS is a non-GAAP earnings measure that excludes the non-operating pension costs and their related income tax effect. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2014	2013	2012
Purchase accounting depreciation and amortization
Architecture & Software	$4.1	$4.0	$5.0
Control Products & Solutions	16.5	14.3	13.8
Non-operating pension costs
Architecture & Software	20.6	27.6	11.6
Control Products & Solutions	32.2	46.6	20.9
The decreases in non-operating pension costs in both segments in fiscal 2014 were primarily due to the increase in the discount rate used to measure net periodic pension cost for our U.S. pension plans. The rate increased from 4.15 percent in 2013 to 5.05 percent in 2014.
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

The following are the components of operating and non-operating pension costs for the years ended September 30, 2014, 2013 and 2012 (in millions):

	Year Ended September 30,
	2014	2013	2012
Service cost	$78.5	$92.1	$71.8
Amortization of prior service credit	(2.7)	(2.5)	(2.3)
Operating pension costs	75.8	89.6	69.5

Interest cost	174.2	160.2	167.6
Expected return on plan assets	(217.9)	(226.3)	(228.1)
Amortization of net actuarial loss	99.7	144.6	94.7
Settlements	(0.1)	—	1.0
Non-operating pension costs	55.9	78.5	35.2

Net periodic pension cost	$131.7	$168.1	$104.7

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the years ended September 30, 2014, 2013 and 2012 (in millions, except per share amounts):

	Year Ended September 30,
	2014	2013	2012
Income from continuing operations	$826.8	$756.3	$737.0
Non-operating pension costs, before tax	55.9	78.5	35.2
Tax effect of non-operating pension costs	(20.0)	(28.5)	(12.6)
Adjusted Income	$862.7	$806.3	$759.6

Diluted EPS from continuing operations	$5.91	$5.36	$5.13
Non-operating pension costs per diluted share, before tax	0.40	0.55	0.25
Tax effect of non-operating pension costs per diluted share	(0.14)	(0.20)	(0.09)
Adjusted EPS	$6.17	$5.71	$5.29

Effective tax rate	27.1%	22.9%	23.7%
Tax effect of non-operating pension costs	0.4%	1.0%	0.4%
Adjusted Effective Tax Rate	27.5%	23.9%	24.1%

2014 Compared to 2013

(in millions, except per share amounts)	2014	2013	Change
Sales	$6,623.5	$6,351.9	$271.6
Income before income taxes	1,134.2	980.9	153.3
Diluted EPS	5.91	5.36	0.55
Adjusted EPS	6.17	5.71	0.46
Sales
Sales in fiscal 2014 increased 4.3 percent compared to 2013. Organic sales increased 5.1 percent, and currency translation reduced sales by 1.0 percent. Sales in our solutions and services businesses grew 2 percent year over year. Product sales grew 5 percent year over year. Pricing contributed about 1 percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2014 and the change from the same period a year ago (in millions, except percentages):

	Year Ended September 30, 2014	Change vs. Year Ended September 30, 2013	Change in Organic Sales vs. Year Ended September 30, 2013(1)
United States	$3,414.6	6.6%	6.8%
Canada	437.0	(6.8)%	(0.7)%
Europe, Middle East and Africa	1,351.8	5.2%	2.2%
Asia Pacific	884.0	3.8%	5.3%
Latin America	536.1	(1.4)%	6.0%
Total sales	$6,623.5	4.3%	5.1%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales growth in the United States was realized broadly across industries, with the highest growth in the oil and gas and home and personal care industries.

•
Sales in Canada declined due to the unfavorable impact of foreign currency translation. Organic sales declined slightly due to continued weakness in solutions and services in resource-based industries, partially offset by growth in our product businesses.

•
EMEA sales grew as a result of the favorable impact of currency translation, organic sales growth and a small contribution from acquisitions. Organic sales were driven by growth in our products businesses.

•	Asia Pacific organic sales growth was driven by strong sales to OEM customers in China and a return to growth in India.

•
Latin America sales declined due to the unfavorable impact of currency translation. Organic sales growth in the region was driven by strong sales in Brazil and Mexico that more than offset sales declines in the rest of the region.

General Corporate - Net
General corporate - net expenses were $81.0 million in fiscal 2014 compared to $97.2 million in fiscal 2013. The year-over-year decrease was primarily due to fiscal 2013 charges related to legacy environmental matters.

Income before Income Taxes
Income before income taxes increased 16 percent from $980.9 million in 2013 to $1,134.2 million in 2014, primarily due to an increase in segment operating earnings, lower non-operating pension costs and reduced general corporate - net expenses. Total segment operating earnings increased 9 percent year over year, primarily due to higher sales and favorable mix, partially offset by increased spending.
Income Taxes
The effective tax rate for 2014 was 27.1 percent compared to 22.9 percent in 2013. The 2014 and 2013 effective tax rates were lower than the U.S. statutory rate of 35 percent primarily because we benefited from lower non-U.S. tax rates. The Adjusted Effective Tax Rate in 2014 was 27.5 percent compared to 23.9 percent in 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to significant net favorable prior period tax matters recognized in fiscal 2013 and a smaller amount of net unfavorable similar items recognized in fiscal 2014. We also recognized a significant benefit from the retroactive extension of the U.S. federal research and development tax credit (U.S. research tax credit) in fiscal 2013. The U.S. research tax credit expired on December 31, 2013.
See Note 13 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2014 and 2013 affecting the respective tax rates.
Architecture & Software

(in millions, except percentages)	2014	2013	Change
Sales	$2,845.3	$2,682.0	$163.3
Segment operating earnings	839.6	759.4	80.2
Segment operating margin	29.5%	28.3%	1.2	pts
Sales
Architecture & Software sales increased 6.1 percent in 2014 compared to 2013. Organic sales increased 6.8 percent, and the effects of currency translation reduced sales by 0.7 percent. Pricing contributed approximately 1 percentage point to growth during the year. All regions experienced sales growth during the year except Latin America, which grew organically but declined in total due to currency translation. Excluding the impact of currency translation, Canada was the best performing region for the segment in 2014. Logix sales increased 6 percent in 2014 compared to 2013 and Logix organic sales increased 7 percent year over year.
Operating Margin
Architecture & Software segment operating earnings increased 11 percent. Operating margin expanded 1.2 points to 29.5 percent in 2014 compared to 28.3 percent in 2013, primarily due to higher sales, partially offset by increased spending.
Control Products & Solutions

(in millions, except percentages)	2014	2013	Change
Sales	$3,778.2	$3,669.9	$108.3
Segment operating earnings	512.4	477.4	35.0
Segment operating margin	13.6%	13.0%	0.6	pts
Sales
Control Products & Solutions sales increased 3.0 percent in 2014 compared to 2013. Organic sales increased 3.8 percent, and currency translation reduced sales by 1.1 percent. Pricing contributed less than 1 percentage point to growth during the year. The United States was the best performing region for the segment in 2014. Excluding the impact of currency translation, all regions experienced sales growth except Canada, where the solutions business was adversely impacted by resource-based industries.
Operating Margin
Control Products & Solutions segment operating earnings increased 7 percent year over year. Segment operating margin was 13.6 percent in 2014 compared to 13.0 percent a year ago, primarily due to higher sales, partially offset by increased spending.

2013 Compared to 2012

(in millions, except per share amounts)	2013	2012	Change
Sales	$6,351.9	$6,259.4	$92.5
Income before income taxes	980.9	965.9	15.0
Diluted EPS	5.36	5.13	0.23
Adjusted EPS	5.71	5.29	0.42
Sales
Sales in fiscal 2013 increased 1.5 percent compared to 2012. Organic sales increased 1.7 percent. Sales in our solutions and services businesses grew 1 percent year over year. Fiscal 2013 year-end backlog in these businesses was 9 percent higher than at the end of last year. Product sales grew 2 percent year over year. Pricing contributed about 1 percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2013 and the change from the same period a year ago (in millions, except percentages):

	Year Ended September 30, 2013	Change vs. Year Ended September 30, 2012	Change in Organic Sales vs. Year Ended September 30, 2012(1)
United States	$3,202.9	4%	4%
Canada	468.7	1%	2%
Europe, Middle East and Africa	1,284.9	—%	—%
Asia Pacific	851.9	(10)%	(10)%
Latin America	543.5	8%	12%
Total sales	$6,351.9	1%	2%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	The United States and Canada had solid sales growth with oil and gas being the best performing end markets.

•	EMEA's sales growth was flat this year but we continued to outperform the market, especially with OEMs.

•	Asia Pacific had a challenging year with sales declines in all countries, except Japan.

•	Latin America was the highest growth region, led by strong growth in Brazil and Mexico.
General Corporate - Net
General corporate - net expenses were $97.2 million in fiscal 2013 compared to $82.9 million in fiscal 2012. The largest contributor to the year-over-year increase was higher legacy environmental charges.

Income before Income Taxes
Income before income taxes increased 2 percent from $965.9 million in 2012 to $980.9 million in 2013. The increase was primarily due to an increase in segment operating earnings, partially offset by higher non-operating pension costs. Total segment operating earnings increased 6 percent year over year, primarily due to higher sales and strong productivity.
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
See Note 13 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2013 and 2012 affecting the respective tax rates.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2014	2013	2012
Cash provided by (used for):
Operating activities	$1,033.3	$1,014.8	$718.7
Investing activities	(483.4)	(256.8)	(503.2)
Financing activities	(521.8)	(454.6)	(282.7)
Effect of exchange rate changes on cash	(37.7)	0.6	(16.8)
Cash provided by (used for) continuing operations	$(9.6)	$304.0	$(84.0)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Year Ended September 30,
	2014	2013	2012
Cash provided by continuing operating activities	$1,033.3	$1,014.8	$718.7
Capital expenditures	(141.0)	(146.2)	(139.6)
Excess income tax benefit from share-based compensation	29.9	31.9	18.5
Free cash flow	$922.2	$900.5	$597.6
Our definition of free cash flow takes into consideration capital investments required to maintain the operations of our businesses and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Accounting principles generally accepted in the United States (U.S. GAAP) require the excess income tax benefit to be reported as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $1,033.3 million for the year ended September 30, 2014 compared to $1,014.8 million for the year ended September 30, 2013. Free cash flow was a source of $922.2 million for the year ended September 30, 2014 compared to a source of $900.5 million for the year ended September 30, 2013. The increase in the cash flow provided by operating activities and the increase in free cash flow are primarily due to higher earnings, largely offset by higher tax payments.
We repurchased approximately 4.1 million shares of our common stock under our share repurchase program in 2014. The total cost of these shares was $483.8 million, of which $4.5 million was recorded in accounts payable at September 30, 2014, related to 40,757 shares that did not settle until October 2014. In 2013, we repurchased approximately 4.7 million shares of our common stock under our share repurchase program. The total cost of these shares was $401.5 million, of which $6.4 million was recorded in accounts payable at September 30, 2013, related to 60,000 shares that did not settle until October 2013. Our decision to repurchase stock in 2015 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2014 we had approximately $1,051.4 million remaining for stock repurchases under our existing board authorizations. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2015 to be about $150 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
Given our extensive operations outside the U.S., a significant amount of our cash, cash equivalents and short-term investments (funds) are held in non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. As of September 30, 2014, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At September 30, 2014, commercial paper borrowings outstanding were $325.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of seven days. At September 30, 2013, commercial paper borrowings outstanding were $179.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of five days. Our debt-to-total-capital ratio was 31.6 percent at September 30, 2014 and 29.5 percent at September 30, 2013. The increase in the debt-to-total-capital ratio is primarily due to higher commercial paper balances.
At September 30, 2014 and 2013, our total borrowing capacity under our five-year unsecured revolving credit facility expiring in May 2018 was $750.0 million. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2014 and 2013. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $126.6 million at September 30, 2014 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities during fiscal 2014 and 2013 were not significant. We were in compliance with all covenants under our credit facilities during the years ended September 30, 2014 and 2013. There were no significant commitment fees or compensating balance requirements under any of our credit facilities.
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
The following is a summary of our credit ratings as of September 30, 2014:

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

We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party sales and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also enter into these contracts to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Cash dividends to shareowners were $320.5 million in 2014 ($2.32 per common share), $276.3 million in 2013 ($1.98 per common share) and $247.4 million in 2012 ($1.745 per common share). Our quarterly dividend rate as of September 30, 2014 is $0.58 per common share ($2.32 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2014 are (in millions):

	Payments by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt and interest (a)	$2,461.2	$56.9	$56.9	$56.9	$299.9	$42.8	$1,947.8
Minimum operating lease payments	339.8	78.7	62.1	51.1	40.3	31.4	76.2
Postretirement benefits (b)	122.2	15.2	15.4	14.6	13.9	13.2	49.9
Pension funding contribution (c)	45.5	45.5	—	—	—	—	—
Purchase obligations (d)	77.0	25.6	11.7	9.1	9.2	9.4	12.0
Other long-term liabilities (e)	77.9	3.8	—	—	—	—	—
Unrecognized tax benefits (f)	47.0	—	—	—	—	—	—
Total	$3,170.6	$225.7	$146.1	$131.7	$363.3	$96.8	$2,085.9

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $44.8 million. See Note 5 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2015 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2015 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes long-term obligations under agreements with various service providers and contractual commitments for capital expenditures.

(e)
Other long-term liabilities include environmental liabilities, asset retirement obligations and indemnifications, net of related receivables. Amounts subsequent to 2015 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

						Year Ended September 30, 2013
	Year Ended September 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,414.6	$7.7	$3,422.3	$(0.9)	$3,421.4	$3,202.9
Canada	437.0	28.6	465.6	—	465.6	468.7
Europe, Middle East and Africa	1,351.8	(28.3)	1,323.5	(10.6)	1,312.9	1,284.9
Asia Pacific	884.0	12.9	896.9	—	896.9	851.9
Latin America	536.1	40.2	576.3	—	576.3	543.5
Total Company Sales	$6,623.5	$61.1	$6,684.6	$(11.5)	$6,673.1	$6,351.9

						Year Ended September 30, 2012
	Year Ended September 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,202.9	$0.8	$3,203.7	$(2.1)	$3,201.6	$3,067.3
Canada	468.7	4.4	473.1	—	473.1	464.3
Europe, Middle East and Africa	1,284.9	(2.9)	1,282.0	—	1,282.0	1,280.6
Asia Pacific	851.9	4.2	856.1	(10.7)	845.4	942.4
Latin America	543.5	19.4	562.9	—	562.9	504.8
Total Company Sales	$6,351.9	$25.9	$6,377.8	$(12.8)	$6,365.0	$6,259.4

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended September 30, 2013
	Year Ended September 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,845.3	$19.6	$2,864.9	$(0.9)	$2,864.0	$2,682.0
Control Products & Solutions	3,778.2	41.5	3,819.7	(10.6)	3,809.1	3,669.9
Total Company Sales	$6,623.5	$61.1	$6,684.6	$(11.5)	$6,673.1	$6,351.9

						Year Ended September 30, 2012
	Year Ended September 30, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,682.0	$10.7	$2,692.7	$—	$2,692.7	$2,650.4
Control Products & Solutions	3,669.9	15.2	3,685.1	(12.8)	3,672.3	3,609.0
Total Company Sales	$6,351.9	$25.9	$6,377.8	$(12.8)	$6,365.0	$6,259.4

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
Our global pension expense in 2014 was $131.7 million compared to $168.1 million in 2013. Approximately 72 percent of our 2014 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2014 U.S. pension expense included the following: discount rate of 5.05 percent (compared to 4.15 percent for 2013); expected rate of return on plan assets of 7.50 percent (compared to 8.00 percent for 2013); and an assumed long-term compensation increase rate of 3.75 percent (compared to 4.00 percent for 2013).
In 2014, 2013 and 2012, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans. However, we made voluntary contributions of $300.0 million to our U.S. pension plans in 2012.
The table below presents our estimate of net periodic benefit cost in 2015 compared to net periodic benefit cost in 2014 (in millions):

	2015	2014	Change
Service cost	$88.0	$78.5	$9.5
Prior service credit amortization	(2.6)	(2.7)	0.1
Operating pension cost	85.4	75.8	9.6

Interest cost	169.5	174.2	(4.7)
Expected return on plan assets	(225.5)	(217.9)	(7.6)
Net actuarial loss amortization	120.6	99.7	20.9
Settlement	—	(0.1)	0.1
Non-operating pension cost	64.6	55.9	8.7
Net periodic benefit cost	$150.0	$131.7	$18.3
For 2015 our U.S. discount rate will decrease to 4.50 percent from 5.05 percent in 2014. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. For 2015 our U.S. long-term compensation increase rate will remain 3.75 percent. We established this rate by analyzing all elements of compensation that are pension-eligible earnings.
For 2015 our expected rate of return on U.S. plan assets will remain 7.50 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plans’ invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The financial markets produced strong results in 2014. The plan’s debt securities return exceeded the expected return range in 2014, as lower market interest rates resulted in higher bond values. The plan’s equity securities return exceeded the expected return range in 2014, largely due to higher U.S. equity returns. The actual return for our portfolio of U.S. plan assets was approximately 7.20 percent annualized for the 15 years ended September 30, 2014, and was approximately 9.50 percent annualized for the 20 years ended September 30, 2014.

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
The following chart illustrates the estimated approximate change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$114.5	$10.9
Return on plan assets	—	6.1
Compensation increase rate	21.8	4.5
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 11 in the Financial Statements.
Revenue Recognition
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on the separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
We use contracts and customer purchase orders to determine the existence of a sales agreement. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer’s payment history.

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
Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of setoff exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $195.6 million at September 30, 2014 and $184.0 million at September 30, 2013, of which $11.6 million at September 30, 2014 and $8.9 million at September 30, 2013 was included as an offset to accounts receivable.
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
Our accrual for environmental matters was $48.2 million, net of $39.7 million of related receivables, and $47.5 million, net of $35.1 million of related receivables, at September 30, 2014 and 2013, respectively. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.
Our principal self-insurance programs include product liability where we are self-insured up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by insurance policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims was $22.3 million and $21.0 million as of September 30, 2014 and 2013, respectively.
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

We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $0.3 million and $2.3 million in other current liabilities at September 30, 2014 and 2013, respectively, and $21.9 million and $22.0 million in other liabilities at September 30, 2014 and 2013, respectively.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure is capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $9.2 million, of which $0.8 million and $0.3 million has been accrued in other current liabilities at September 30, 2014 and 2013, respectively, and $7.0 million and $9.2 million has been accrued in other liabilities at September 30, 2014 and 2013, respectively. A significant change in the costs or timing could have a significant effect on our estimates.
More information regarding litigation, claims and contingencies is contained in Note 14 in the Financial Statements.
Income Taxes
We operate in numerous taxing jurisdictions and are subject to regular examinations by U.S. federal, state and non-U.S. taxing authorities. Additionally, we have retained tax liabilities and the rights to tax refunds in connection with various divestitures of businesses in prior years. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the ambiguity of laws and rulings in each jurisdiction, the differences and interplay in tax laws between those jurisdictions, the uncertainty of how underlying facts may be construed and the inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments or assessments.
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross-jurisdictional transactions. Cross-jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax reserves. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $38.9 million and $40.8 million at September 30, 2014 and 2013, respectively, of which the entire amount would reduce our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $8.1 million and $12.4 million at September 30, 2014 and 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $22.9 million as of September 30, 2014. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $23.8 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $9.1 million.

We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss, tax credit, and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $27.8 million at September 30, 2014 and $28.3 million at September 30, 2013 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more Carryforwards or certain temporary differences than currently expected. Conversely, our income would decrease if we determine we are unable to realize our deferred tax assets in the future.
Our consolidated financial statements provide for tax liability on undistributed earnings of our subsidiaries that will be repatriated to the U.S. As of September 30, 2014, we have not provided U.S. deferred taxes for $2,781.0 million of such earnings, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S.
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
More information regarding income taxes is contained in Note 13 in the Financial Statements.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $21.6 million and a liability of $6.2 million at September 30, 2014. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2014 and 2013, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar further strengthens relative to 2014 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $29.7 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of these contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on the foreign currency forward exchange contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. The ineffective portion was not significant in 2014 and 2013. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with these contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations relate to commercial paper borrowings and bank borrowings. Commercial paper borrowings outstanding at September 30, 2014 were $325.0 million with remaining maturities of seven days at a weighted average interest rate of 0.17 percent. Commercial paper borrowings at September 30, 2013 were $179.0 million with remaining maturities of five days at a weighted average interest rate of 0.17 percent. As these obligations mature, we issued, and anticipate continuing to issue, additional short-term commercial paper obligations to refinance all or part of these borrowings. Changes in market interest rates on commercial paper borrowings affect our results of operations. In 2014 and 2013, a 100 basis point increase in average market interest rates would have increased our interest expense by $2.8 million and $2.1 million, respectively.
We had outstanding fixed rate long-term debt obligations with a carrying value of $905.6 million at September 30, 2014 and $905.1 million at September 30, 2013. The fair value of this debt was $1,119.4 million at September 30, 2014 and $1,072.2 million at September 30, 2013. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 10 percent increase in market interest rates would not be material to the overall fair value of the debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,191.3	$1,200.9
Short-term investments	628.5	372.7
Receivables	1,215.8	1,186.1
Inventories	588.4	615.4
Deferred income taxes	163.5	189.5
Other current assets	146.7	115.3
Total current assets	3,934.2	3,679.9
Property, net	632.9	616.0
Goodwill	1,050.6	1,023.0
Other intangible assets, net	246.2	212.8
Deferred income taxes	205.7	147.3
Other assets	159.9	165.6
Total	$6,229.5	$5,844.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$325.0	$179.0
Accounts payable	520.6	546.7
Compensation and benefits	277.7	236.8
Advance payments from customers and deferred revenue	196.5	210.9
Customer returns, rebates and incentives	184.0	175.1
Other current liabilities	188.3	196.2
Total current liabilities	1,692.1	1,544.7
Long-term debt	905.6	905.1
Retirement benefits	767.9	595.9
Other liabilities	205.8	213.4
Commitments and contingent liabilities (Note 14)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,512.3	1,456.0
Retained earnings	4,839.6	4,333.4
Accumulated other comprehensive loss	(948.0)	(817.7)
Common stock in treasury, at cost (shares held: 2014, 44.7; 2013, 42.5)	(2,927.2)	(2,567.6)
Total shareowners’ equity	2,658.1	2,585.5
Total	$6,229.5	$5,844.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2014	2013	2012
Sales
Products and solutions	$5,933.1	$5,706.0	$5,656.1
Services	690.4	645.9	603.3
	6,623.5	6,351.9	6,259.4
Cost of sales
Products and solutions	(3,391.3)	(3,326.4)	(3,315.9)
Services	(478.3)	(451.7)	(420.8)
	(3,869.6)	(3,778.1)	(3,736.7)
Gross profit	2,753.9	2,573.8	2,522.7
Selling, general and administrative expenses	(1,570.1)	(1,537.7)	(1,491.7)
Other income (expense) (Note 12)	9.7	5.7	(5.0)
Interest expense	(59.3)	(60.9)	(60.1)
Income before income taxes	1,134.2	980.9	965.9
Income tax provision (Note 13)	(307.4)	(224.6)	(228.9)
Net income	$826.8	$756.3	$737.0
Earnings per share:
Basic	$5.98	$5.43	$5.20
Diluted	$5.91	$5.36	$5.13
Weighted average outstanding shares:
Basic	138.0	139.2	141.5
Diluted	139.7	140.9	143.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2014	2013	2012
Net income	$826.8	$756.3	$737.0
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax (benefit) expense of ($27.6), $232.1, and ($103.1))	(85.6)	402.2	(192.4)
Currency translation adjustments	(61.3)	8.3	(35.0)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $1.9, ($1.8), and ($3.1))	16.6	(2.9)	(5.0)
Other comprehensive income (loss)	(130.3)	407.6	(232.4)
Comprehensive income	$696.5	$1,163.9	$504.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2014	2013	2012
Continuing operations:
Operating activities:
Net income	$826.8	$756.3	$737.0
Adjustments to arrive at cash provided by operating activities:
Depreciation	122.5	113.8	103.9
Amortization of intangible assets	30.0	31.4	34.7
Share-based compensation expense	42.5	41.1	43.5
Retirement benefit expense	132.9	170.4	105.9
Pension contributions	(42.1)	(41.3)	(341.1)
Deferred income taxes	(7.2)	(6.5)	82.2
Net loss on disposition of property	0.6	0.5	1.0
Income tax benefit from the exercise of stock options	0.1	2.1	0.7
Excess income tax benefit from share-based compensation	(29.9)	(31.9)	(18.5)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	(53.7)	(12.3)	(135.7)
Inventories	12.9	0.8	21.4
Accounts payable	(20.7)	3.3	90.2
Compensation and benefits	43.3	(8.5)	(67.0)
Income taxes	1.8	33.8	35.7
Other assets and liabilities	(26.5)	(38.2)	24.8
Cash provided by operating activities	1,033.3	1,014.8	718.7
Investing activities:
Capital expenditures	(141.0)	(146.2)	(139.6)
Acquisition of businesses, net of cash acquired	(81.5)	(84.8)	(16.2)
Purchases of short-term investments	(705.7)	(372.2)	(487.5)
Proceeds from maturities of short-term investments	447.8	350.0	137.5
Proceeds from sale of property	0.4	0.5	2.6
Other investing activities	(3.4)	(4.1)	—
Cash used for investing activities	(483.4)	(256.8)	(503.2)
Financing activities:
Net issuance of short-term debt	146.0	22.0	157.0
Cash dividends	(320.5)	(276.3)	(247.4)
Purchases of treasury stock	(485.7)	(402.7)	(259.4)
Proceeds from the exercise of stock options	108.5	172.3	49.0
Excess income tax benefit from share-based compensation	29.9	31.9	18.5
Other financing activities	—	(1.8)	(0.4)
Cash used for financing activities	(521.8)	(454.6)	(282.7)
Effect of exchange rate changes on cash	(37.7)	0.6	(16.8)
Cash (used for) provided by continuing operations	(9.6)	304.0	(84.0)
Discontinued operations:
Cash used for discontinued operating activities	—	(7.0)	(1.0)
Cash used for discontinued operations	—	(7.0)	(1.0)
(Decrease) increase in cash and cash equivalents	(9.6)	297.0	(85.0)
Cash and cash equivalents at beginning of year	1,200.9	903.9	988.9
Cash and cash equivalents at end of year	$1,191.3	$1,200.9	$903.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2014	2013	2012

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,456.0	1,416.7	1,381.4
Income tax benefits from share-based compensation	41.6	34.0	19.2
Share-based compensation expense	29.8	40.2	42.7
Shares delivered under incentive plans	(15.1)	(34.9)	(26.6)
Ending balance	1,512.3	1,456.0	1,416.7
Retained earnings
Beginning balance	4,333.4	3,858.8	3,382.8
Net income	826.8	756.3	737.0
Cash dividends (2014, $2.32 per share; 2013, $1.98 per share; 2012, $1.745 per share)	(320.5)	(276.3)	(247.4)
Shares delivered under incentive plans	(0.1)	(5.4)	(13.6)
Ending balance	4,839.6	4,333.4	3,858.8
Accumulated other comprehensive loss
Beginning balance	(817.7)	(1,225.3)	(992.9)
Other comprehensive (loss) income	(130.3)	407.6	(232.4)
Ending balance	(948.0)	(817.7)	(1,225.3)
Treasury stock
Beginning balance	(2,567.6)	(2,379.9)	(2,204.7)
Purchases	(483.8)	(401.5)	(265.3)
Shares delivered under incentive plans	124.2	213.8	90.1
Ending balance	(2,927.2)	(2,567.6)	(2,379.9)
Total shareowners’ equity	$2,658.1	$2,585.5	$1,851.7
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (the Company or Rockwell Automation) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses.
Basis of Presentation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we do not have control but exercise significant influence are accounted for using the equity method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations or cash flows.
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
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and product has been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on the separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

We use contracts and customer purchase orders to determine the existence of a sales agreement. We use shipping documents and customer acceptance, when applicable, to verify delivery. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectibility based on the creditworthiness of the customer as determined by credit evaluations and analysis, as well as the customer’s payment history.
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
Short-term Investments
Short-term investments include time deposits and certificates of deposit with original maturities longer than three months but no longer than one year at the time of purchase. These investments are stated at cost, which approximates fair value.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $19.4 million at September 30, 2014 and $22.5 million at September 30, 2013. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.6 million at September 30, 2014 and $8.9 million at September 30, 2013.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal-use software, is stated at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 8 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts.
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
We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 8 to 20 years for customer relationships, 5 to 17 years for technology and 5 to 30 years for other intangible assets.
Intangible assets also include costs of software developed or purchased by our software business to be sold, leased or otherwise marketed. Amortization of these computer software products is calculated on a product-by-product basis as the greater of (a) the unamortized cost at the beginning of the year times the ratio of the current year gross revenue for a product to the total of the current and anticipated future gross revenue for that product or (b) the straight-line amortization over the remaining estimated economic life of the product.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies expected to occur within the next two years (cash flow hedges). Our accounting method for derivative financial instruments is based upon the designation of such instruments as hedges under U.S. GAAP. We also enter into similar contracts that we do not designate as hedges to offset transaction gains or losses associated with certain assets and liabilities resulting from intercompany loans and other transactions with third parties that are denominated in foreign currencies. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries.
Foreign Currency Translation
We translate assets and liabilities of subsidiaries operating outside of the United States with a functional currency other than the U.S. dollar into U.S. dollars using exchange rates at the end of the respective period. We translate sales, costs and expenses at average exchange rates effective during the respective period. We report foreign currency translation adjustments as a component of other comprehensive income (loss). Currency transaction gains and losses are included in results of operations in the period incurred.
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $290.1 million in 2014, $260.7 million in 2013 and $247.6 million in 2012. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
Income Taxes
We account for uncertain tax positions by determining whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. For tax positions that meet the more-likely-than-not recognition threshold, we determine the amount of benefit to recognize in the consolidated financial statements based on our assertion of the most likely outcome resulting from an examination, including the resolution of any related appeals or litigation processes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2014 (0.8 million shares), 2013 (1.2 million shares) and 2012 (2.3 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2014	2013	2012
Net income	$826.8	$756.3	$737.0
Less: Allocation to participating securities	(1.1)	(1.1)	(1.4)
Net income available to common shareowners	$825.7	$755.2	$735.6
Basic weighted average outstanding shares	138.0	139.2	141.5
Effect of dilutive securities
Stock options	1.5	1.5	1.6
Performance shares	0.2	0.2	0.3
Diluted weighted average outstanding shares	139.7	140.9	143.4
Earnings per share:
Basic	$5.98	$5.43	$5.20
Diluted	$5.91	$5.36	$5.13

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
Environmental Matters
We record liabilities for environmental matters in the period in which our responsibility is probable and the costs can be reasonably estimated. We make changes to the liabilities in the periods in which the estimated costs of remediation change. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. If we determine that recovery from insurers or other third parties is probable and a right of setoff exists, we record the liability net of the estimated recovery. If we determine that recovery from insurers or other third parties is probable, but a right of setoff does not exist, we record a liability for the total estimated costs of remediation and a receivable for the estimated recovery. At environmental sites where we are the sole responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to subjectivity of timing and/or amount of future cash payments.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a new standard on revenue recognition from contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for us for reporting periods beginning October 1, 2017. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2014 and 2013 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2012	$387.7	$561.1	$948.8
Acquisition of businesses	—	71.1	71.1
Translation and other	0.1	3.0	3.1
Balance as of September 30, 2013	387.8	635.2	1,023.0
Acquisition of businesses	7.7	28.0	35.7
Translation	0.1	(8.2)	(8.1)
Balance as of September 30, 2014	$395.6	$655.0	$1,050.6

During the year ended September 30, 2014, we recognized goodwill of $35.7 million and intangible assets of $41.4 million resulting from the acquisitions of vMonitor LLC and its affiliates (vMonitor), a global technology leader for wireless solutions in the oil and gas industry, and Jacobs Automation (Jacobs), a leader in intelligent track motion control technology. We assigned the full amount of goodwill related to vMonitor to our Control Products & Solutions segment. We assigned the full amount of goodwill related to Jacobs to our Architecture & Software segment.

During the year ended September 30, 2013, we recognized goodwill of $71.1 million and intangible assets of $11.1 million resulting from the acquisition of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd. (Harbin) located in Harbin, China. The acquisition strengthened our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products. We assigned the full amount of goodwill to our Control Products & Solutions segment.

2. Goodwill and Other Intangible Assets - (Continued)

Other intangible assets consist of (in millions):

	September 30, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$169.1	$82.5	$86.6
Customer relationships	89.8	45.4	44.4
Technology	84.0	38.2	45.8
Trademarks	33.7	14.0	19.7
Other	15.5	9.5	6.0
Total amortized intangible assets	392.1	189.6	202.5
Intangible assets not subject to amortization	43.7	—	43.7
Total	$435.8	$189.6	$246.2

	September 30, 2013
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$146.9	$73.1	$73.8
Customer relationships	77.4	37.1	40.3
Technology	66.1	30.9	35.2
Trademarks	26.4	10.7	15.7
Other	12.1	8.0	4.1
Total amortized intangible assets	328.9	159.8	169.1
Intangible assets not subject to amortization	43.7	—	43.7
Total	$372.6	$159.8	$212.8
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $9.4 million in 2014, $13.1 million in 2013 and $15.9 million in 2012.
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $30.7 million in 2015, $34.1 million in 2016, $30.0 million in 2017, $23.9 million in 2018 and $18.0 million in 2019.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2014 and concluded that these assets are not impaired. We did not identify any impairment indicators during the remainder of fiscal 2014 that would require further impairment analysis.
3. Inventories
Inventories consist of (in millions):

	September 30,
	2014	2013
Finished goods	$240.3	$248.4
Work in process	156.9	167.2
Raw materials, parts and supplies	191.2	199.8
Inventories	$588.4	$615.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Property, net
Property consists of (in millions):

	September 30,
	2014	2013
Land	$3.7	$3.7
Buildings and improvements	315.9	304.5
Machinery and equipment	1,032.4	1,041.5
Internal-use software	418.2	388.9
Construction in progress	118.2	90.2
Total	1,888.4	1,828.8
Less accumulated depreciation	(1,255.5)	(1,212.8)
Property, net	$632.9	$616.0
5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2014	2013
5.65% notes, payable in December 2017	$250.0	$250.0
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(44.4)	(44.9)
Long-term debt	$905.6	$905.1
At September 30, 2014 and 2013, our total borrowing capacity under our five year unsecured revolving credit facility expiring in May 2018 was $750.0 million. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2014 and 2013. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $126.6 million at September 30, 2014 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities during fiscal 2014 and 2013 were not significant. We were in compliance with all covenants under our credit facilities during the years ended September 30, 2014 and 2013. There were no significant commitment fees or compensating balance requirements under any of our credit facilities.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $325.0 million at September 30, 2014 and $179.0 million at September 30, 2013. The weighted average interest rate of the commercial paper outstanding was 0.17 percent at September 30, 2014 and 2013.
Interest payments were $58.1 million during 2014, $59.7 million during 2013 and $59.0 million during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2014	2013
Unrealized losses on foreign exchange contracts (Note 8)	$5.8	$10.1
Product warranty obligations (Note 7)	34.1	36.9
Taxes other than income taxes	37.2	37.7
Accrued interest	15.6	15.6
Income taxes payable	41.0	35.9
Other	54.6	60.0
Other current liabilities	$188.3	$196.2
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
Changes in product warranty obligations are (in millions):

	September 30,
	2014	2013
Balance at beginning of period	$36.9	$37.8
Warranties recorded at time of sale	31.3	32.0
Adjustments to pre-existing warranties	(5.3)	0.8
Settlements of warranty claims	(28.8)	(33.7)
Balance at end of period	$34.1	$36.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2014, 2013, or 2012. We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based upon the change in the fair value of the derivative financial instruments.
It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The notional values of our foreign currency forward exchange contracts outstanding at September 30, 2014 were $867.7 million, of which $641.2 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, Swiss franc/euro, USD/Canadian dollar, Mexican peso/USD, Singapore dollar/USD and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. We had $14.7 million and $14.4 million of foreign currency denominated debt designated as net investment hedges at September 30, 2014 and 2013, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative Instruments and Fair Value Measurement - (Continued)

Assets and liabilities measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	September 30, 2013
Forward exchange contracts	Other current assets	$13.1	$4.8
Forward exchange contracts	Other assets	5.0	0.2
Forward exchange contracts	Other current liabilities	(4.1)	(8.3)
Forward exchange contracts	Other liabilities	(0.3)	(1.6)
Total		$13.7	$(4.9)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	September 30, 2013
Forward exchange contracts	Other current assets	$3.5	$4.9
Forward exchange contracts	Other assets	—	0.7
Forward exchange contracts	Other current liabilities	(1.8)	(1.8)
Total		$1.7	$3.8
The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2014	2013	2012
Forward exchange contracts (cash flow hedges)	$16.9	$1.8	$(1.7)
Foreign currency denominated debt (net investment hedges)	(0.3)	0.2	(0.5)
Total	$16.6	$2.0	$(2.2)
Approximately $9.0 million ($9.2 million after tax) of net unrealized gains on cash flow hedges as of September 30, 2014 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was:

	2014	2013	2012
Sales	$(2.3)	$1.6	$(1.1)
Cost of sales	0.7	4.9	7.5
Total	$(1.6)	$6.5	$6.4
The amount recognized in earnings as a result of ineffective hedges was not significant.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations during the periods presented was:

	2014	2013	2012
Other income (expense)	$1.4	$0.1	$(21.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative Instruments and Fair Value Measurement - (Continued)

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

	September 30, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,191.3	$1,191.3	$1,154.2	$37.1	$—
Short-term investments	628.5	628.5	—	628.5	—
Short-term debt	325.0	325.0	—	325.0	—
Long-term debt	905.6	1,119.4	—	1,119.4	—

	September 30, 2013
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,200.9	$1,200.9	$1,079.0	$121.9	$—
Short-term investments	372.7	372.7	—	372.7	—
Short-term debt	179.0	179.0	—	179.0	—
Long-term debt	905.1	1,072.2	—	1,072.2	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareowners’ Equity
Common Stock
At September 30, 2014, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2014, 10.1 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2014	2013	2012
Beginning balance	138.8	139.8	141.9
Treasury stock purchases	(4.1)	(4.7)	(3.7)
Shares delivered under incentive plans	2.0	3.7	1.6
Ending balance	136.7	138.8	139.8
During September 2014, we repurchased 40,757 shares of common stock for $4.5 million that did not settle until October 2014. During September 2013, we repurchased 60,000 shares of common stock for $6.4 million that did not settle until October 2013. These outstanding purchases were recorded in accounts payable at September 30, 2014 and 2013, respectively.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended September 30, 2014, 2013 and 2012 were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 11)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2011	$(1,033.6)	$35.5	$5.2	$(992.9)
Other comprehensive income (loss) before reclassifications	(246.7)	(35.0)	(1.0)	(282.7)
Amounts reclassified from accumulated other comprehensive loss	54.3	—	(4.0)	50.3
Other comprehensive income (loss)	(192.4)	(35.0)	(5.0)	(232.4)
Balance as of September 30, 2012	$(1,226.0)	$0.5	$0.2	$(1,225.3)
Other comprehensive income (loss) before reclassifications	314.9	8.3	1.2	324.4
Amounts reclassified from accumulated other comprehensive loss	87.3	—	(4.1)	83.2
Other comprehensive income (loss)	402.2	8.3	(2.9)	407.6
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income (loss) before reclassifications	(143.9)	(61.3)	14.2	(191.0)
Amounts reclassified from accumulated other comprehensive loss	58.3	—	2.4	60.7
Other comprehensive income (loss)	$(85.6)	$(61.3)	$16.6	$(130.3)
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)

9. Shareowners’ Equity - (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations for the years ended September 30, 2014, 2013 and 2012 were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2014	2013	2012
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(12.9)	$(13.2)	$(12.9)	(a)
Amortization of net actuarial loss	102.6	149.0	97.1	(a)
	89.7	135.8	84.2	Total before tax
	(31.4)	(48.5)	(29.9)	Provision for tax
	$58.3	$87.3	$54.3	After tax

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$2.3	$(1.6)	$1.1	Sales
Forward exchange contracts	(0.7)	(4.9)	(7.5)	Cost of Sales
	1.6	(6.5)	(6.4)	Total before tax
	0.8	2.4	2.4	Provision for tax
	$2.4	$(4.1)	$(4.0)	After tax

Total reclassifications	$60.7	$83.2	$50.3	After tax
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 11 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Share-Based Compensation
During 2014, 2013 and 2012 we recognized $42.5 million, $41.1 million and $43.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $12.9 million during 2014, $12.5 million during 2013 and $13.8 million during 2012. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2014, total unrecognized compensation cost related to share-based compensation awards was $38.3 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.
Our 2012 Long-Term Incentives Plan (2012 Plan) authorizes us to deliver up to 6.8 million shares of our common stock upon exercise of stock options, or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2012 Plan, 2008 Long-Term Incentives Plan, as amended, or our 2000 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 4.2 million shares under our 2012 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2014. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2014, 2013 and 2012 was $34.03, $25.18 and $23.49, respectively. The total intrinsic value of stock options exercised was $108.1 million, $131.7 million and $43.9 million during 2014, 2013 and 2012, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2014	2013	2012
Average risk-free interest rate	1.52%	0.66%	1.06%
Expected dividend yield	2.13%	2.35%	2.29%
Expected volatility	41%	43%	43%
Expected term (years)	5.2	5.3	5.3
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Share-Based Compensation - (Continued)

A summary of stock option activity for the year ended September 30, 2014 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2013	5,488	$64.53
Granted	947	109.07
Exercised	(1,836)	58.95
Forfeited	(75)	92.06
Cancelled	(1)	72.52
Outstanding at September 30, 2014	4,523	75.65	7.0	$155.0
Vested or expected to vest at September 30, 2014	4,361	75.04	6.9	152.1
Exercisable at September 30, 2014	2,511	62.48	5.8	119.0
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period. The awards actually earned will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. For the three-year performance period ending September 30, 2014, the payout will be 187 percent of the target number of shares, with a maximum of 154,000 shares to be delivered in payment under the awards in December 2014.
A summary of performance share activity for the year ended September 30, 2014 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2013	233	$96.02
Granted[1]	69	108.48
Adjustment for performance results achieved[2]	57	87.00
Vested and issued	(127)	87.00
Forfeited	(8)	100.85
Outstanding at September 30, 2014	224	102.54
1Performance shares granted assuming achievement of performance goals at target.
2Adjustments were due to the number of shares vested under the fiscal 2011 awards at the end of the three-year performance period ended September 30, 2013 being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30:

	2014	2013	2012
Percent payout	180%	173%	200%
Shares vested (in thousands)	127	232	345
Total fair value of shares vested (in millions)	$14.2	$18.7	$25.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Share-Based Compensation - (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2014, 2013 and 2012 was $108.48, $98.15 and $101.57, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2014	2013	2012
Average risk-free interest rate	0.60%	0.32%	0.39%
Expected dividend yield	2.11%	2.32%	2.29%
Expected volatility	33%	36%	43%
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2014, 2013 and 2012 was $109.69, $80.17 and $73.73, respectively. The total fair value of shares vested during the years ended September 30, 2014, 2013, and 2012 was $6.4 million, $9.4 million, and $6.2 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2014 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2013	199	$74.63
Granted	53	109.69
Vested	(56)	73.31
Forfeited	(6)	83.92
Outstanding at September 30, 2014	190	84.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our UK pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans. However, we made voluntary contributions of $300.0 million to our U.S. qualified pension plan in 2012. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
The components of net periodic benefit cost are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$78.5	$92.1	$71.8	$2.0	$2.3	$2.2
Interest cost	174.2	160.2	167.6	6.5	6.3	7.2
Expected return on plan assets	(217.9)	(226.3)	(228.1)	—	—	—
Amortization:
Prior service credit	(2.7)	(2.5)	(2.3)	(10.2)	(10.7)	(10.6)
Net actuarial loss	99.7	144.6	94.7	2.9	4.4	2.4
Settlements	(0.1)	—	1.0	—	—	—
Net periodic benefit cost	$131.7	$168.1	$104.7	$1.2	$2.3	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Benefit obligation at beginning of year	$3,804.8	$4,150.2	$150.2	$172.5
Service cost	78.5	92.1	2.0	2.3
Interest cost	174.2	160.2	6.5	6.3
Actuarial losses (gains)	431.5	(401.0)	14.2	(14.9)
Plan amendments	1.2	—	(37.0)	—
Plan participant contributions	5.4	5.5	8.2	9.4
Benefits paid	(218.8)	(198.0)	(21.0)	(24.7)
Currency translation and other	(40.2)	(4.2)	(0.9)	(0.7)
Benefit obligation at end of year	4,236.6	3,804.8	122.2	150.2
Plan assets at beginning of year	3,367.0	3,213.3	—	—
Actual return on plan assets	425.2	309.0	—	—
Company contributions	42.1	41.3	12.8	15.3
Plan participant contributions	5.4	5.5	8.2	9.4
Benefits paid	(218.8)	(198.0)	(21.0)	(24.7)
Currency translation and other	(29.9)	(4.1)	—	—
Plan assets at end of year	3,591.0	3,367.0	—	—
Funded status of plans	$(645.6)	$(437.8)	$(122.2)	$(150.2)

Net amount on balance sheet consists of:
Other assets	$1.4	$10.3	$—	$—
Compensation and benefits	(12.2)	(10.8)	(14.9)	(14.7)
Retirement benefits	(634.8)	(437.3)	(107.3)	(135.5)
Net amount on balance sheet	$(645.6)	$(437.8)	$(122.2)	$(150.2)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2014 and 2013 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension		Other Postretirement Benefits
	2014	2013	2014	2013
Prior service cost (credit)	$4.0	$1.4	$(31.9)	$(15.1)
Net actuarial loss	904.7	812.2	32.6	25.4
Net transition benefit	—	(0.1)	—	—
Total	$908.7	$813.5	$0.7	$10.3
During 2014, we recognized prior service credits of $12.9 million  ($8.1 million net of tax) and net actuarial losses of $102.6 million ($66.4 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2013. In 2015, we expect to recognize prior service credits of $17.2 million ($10.8 million net of tax), and net actuarial losses of $126.0 million ($82.6 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2014.
The accumulated benefit obligation for our pension plans was $3,960.2 million and $3,563.2 million at September 30, 2014 and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost included in the Consolidated Statement of Operations for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2014	2013	2012	2014	2013	2012
U.S. Plans
Discount rate	5.05%	4.15%	5.20%	4.60%	3.85%	4.90%
Expected return on plan assets	7.50%	8.00%	8.00%	—	—	—
Compensation increase rate	3.75%	4.00%	4.00%	—	—	—
Non-U.S. Plans
Discount rate	3.69%	3.37%	4.15%	4.20%	3.80%	4.10%
Expected return on plan assets	5.33%	5.42%	5.93%	—	—	—
Compensation increase rate	3.11%	3.03%	3.03%	—	—	—
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations included in the Consolidated Balance Sheet are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2014	2013	2014	2013
U.S. Plans
Discount rate	4.50%	5.05%	3.65%	4.60%
Compensation increase rate	3.75%	3.75%	—	—
Healthcare cost trend rate(1)	—	—	7.00%	7.50%
Non-U.S. Plans
Discount rate	3.01%	3.69%	3.50%	4.20%
Compensation increase rate	3.16%	3.11%	—	—
Healthcare cost trend rate(2)	—	—	5.83%	6.27%
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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2014	2013
Equity securities	30%	–	65%	55%	50%	53%
Debt securities	35%	–	50%	40%	42%	40%
Other	0%	–	35%	5%	8%	7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

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
As of September 30, 2014 and 2013, our pension plans do not own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2014 and 2013.
Common stock — Valued at the closing price reported on the active market on which the individual securities are traded.
Mutual funds — Valued at the net asset value reported by the fund.
Corporate debt — Valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.
Government securities — Valued at the most recent closing price on the active market on which the individual securities are traded or, absent an active market, utilizing observable inputs such as closing prices in less frequently traded markets.
Common collective trusts — Valued at the net asset value as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.
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
Other — Consists of other fixed income investments and common collective trusts with a mix of equity and fixed income underlying assets. Other fixed income investments are valued at the most recent closing price reported in the markets in which the individual securities are traded, which may be infrequently.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Refer to Note 8 for further information regarding levels in the fair value hierarchy. The following table presents our pension plans’ investments measured at fair value as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.9	$—	$—	$1.9
Equity securities:
Common stock	706.8	—	—	706.8
Mutual funds	216.8	—	—	216.8
Common collective trusts	—	527.2	—	527.2
Fixed income securities:
Corporate debt	—	692.6	—	692.6
Government securities	231.4	147.2	—	378.6
Common collective trusts	—	129.4	—	129.4
Other types of investments:
Private equity	—	—	78.8	78.8
Alternative equity	—	—	49.9	49.9
Insurance contracts	—	—	0.9	0.9
Non-U.S. Plans
Cash and cash equivalents	7.2	—	—	7.2
Equity securities:
Common stock	46.4	—	—	46.4
Common collective trusts	—	286.0	—	286.0
Fixed income securities:
Corporate debt	—	31.0	—	31.0
Government securities	3.3	14.9	—	18.2
Common collective trusts	—	266.7	—	266.7
Other types of investments:
Real estate funds	—	80.3	8.6	88.9
Insurance contracts	—	—	57.8	57.8
Other	—	2.6	3.3	5.9
Total plan investments	$1,213.8	$2,177.9	$199.3	$3,591.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.7	$—	$—	$3.7
Equity securities:
Common stock	711.8	—	—	711.8
Mutual funds	196.3	—	—	196.3
Common collective trusts	—	561.5	—	561.5
Fixed income securities:
Corporate debt	—	535.7	—	535.7
Government securities	240.8	116.2	—	357.0
Common collective trusts	—	128.6	—	128.6
Other types of investments:
Private equity	—	—	80.4	80.4
Alternative equity	—	—	42.1	42.1
Insurance contracts	—	—	0.8	0.8
Non-U.S. Plans
Cash and cash equivalents	19.0	—	—	19.0
Equity securities:
Common stock	41.6	—	—	41.6
Common collective trusts	—	286.4	—	286.4
Fixed income securities:
Corporate debt	—	39.9	—	39.9
Government securities	3.9	13.7	—	17.6
Common collective trusts	—	239.0	—	239.0
Other types of investments:
Real estate funds	—	44.6	8.3	52.9
Insurance contracts	—	—	45.5	45.5
Other	—	3.0	4.2	7.2
Total plan investments	$1,217.1	$1,968.6	$181.3	$3,367.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2014.

	Balance October 1, 2013	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2014
U.S. Plans
Private equity	$80.4	$7.8	$(3.5)	$(5.9)	$78.8
Alternative equity	42.1	1.3	2.8	3.7	49.9
Insurance contracts	0.8	—	—	0.1	0.9
Non-U.S. Plans
Real estate	8.3	—	0.3	—	8.6
Insurance contracts	45.5	—	14.1	(1.8)	57.8
Other	4.2	—	—	(0.9)	3.3
	$181.3	$9.1	$13.7	$(4.8)	$199.3
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2013.

	Balance October 1, 2012	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2013
U.S. Plans
Private equity	$83.2	$6.6	$(10.8)	$1.4	$80.4
Alternative equity	53.4	(1.1)	4.1	(14.3)	42.1
Insurance contracts	0.8	—	—	—	0.8
Non-U.S. Plans
Real estate	—	—	0.4	7.9	8.3
Insurance contracts	38.5	—	1.0	6.0	45.5
Other	4.4	—	0.2	(0.4)	4.2
	$180.3	$5.5	$(5.1)	$0.6	$181.3
Estimated Future Payments
We expect to contribute $45.5 million related to our worldwide pension plans and $15.2 million to our postretirement benefit plans in 2015.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2015	$238.4	$15.2
2016	221.9	15.4
2017	227.1	14.6
2018	235.5	13.9
2019	238.7	13.2
2020 – 2024	1,375.2	30.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

Other Postretirement Benefits
A one-percentage point change in assumed healthcare cost trend rates would have the following effect (in millions):

	One-Percentage Point Increase		One-Percentage Point Decrease
	2014	2013	2014	2013
Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.1)	$(0.2)
Increase (decrease) to postretirement benefit obligation	3.0	2.1	(2.6)	(1.8)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2014 and 2013 are as follows (in millions):

	2014	2013
Projected benefit obligation	$3,919.1	$760.1
Accumulated benefit obligation	3,651.5	674.6
Fair value of plan assets	3,277.8	436.1
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $43.8 million in 2014, $40.9 million in 2013 and $38.2 million in 2012.
12. Other Income (Expense)
The components of other income (expense) are (in millions):

	2014	2013	2012
Net loss on disposition of property	$(0.6)	$(0.5)	$(1.0)
Interest income	9.5	9.8	7.8
Royalty income	2.5	3.3	2.3
Environmental charges	(5.2)	(13.5)	(9.3)
Other	3.5	6.6	(4.8)
Other income (expense)	$9.7	$5.7	$(5.0)
Other income included an $8.0 million gain in 2014 and a $19.2 million gain in 2013 from favorable resolutions of certain intellectual property and commercial legal matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes
Selected income tax data (in millions):

	2014	2013	2012
Components of income before income taxes:
United States	$607.3	$513.5	$469.6
Non-United States	526.9	467.4	496.3
Total	$1,134.2	$980.9	$965.9

Components of the income tax provision:
Current:
United States	$219.4	$164.5	$71.3
Non-United States	85.3	51.1	72.3
State and local	9.9	15.5	3.1
Total current	314.6	231.1	146.7
Deferred:
United States	(3.8)	(1.3)	76.8
Non-United States	(4.0)	(2.9)	0.4
State and local	0.6	(2.3)	5.0
Total deferred	(7.2)	(6.5)	82.2
Income tax provision	$307.4	$224.6	$228.9

Total income taxes paid	$323.8	$203.9	$167.5
During 2013, we recognized net discrete tax benefits of $22.7 million primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.8	0.9	0.8
Non-United States taxes	(9.5)	(9.6)	(10.3)
Foreign tax credit utilization	0.5	0.8	0.4
Employee stock ownership plan benefit	(0.2)	(0.2)	(0.3)
Change in valuation allowances	(0.1)	(0.4)	(0.2)
Domestic manufacturing deduction	(1.1)	(1.1)	(1.1)
Adjustments for prior period tax matters	1.0	(2.0)	(0.6)
Other	0.7	(0.5)	—
Effective income tax rate	27.1%	22.9%	23.7%
We operate in certain non-U.S. tax jurisdictions under various government sponsored tax incentive programs, which expire during 2016 through 2019 and may be extended if certain additional requirements are met. The tax benefit attributable to these incentive programs was $42.9 million ($0.31 per diluted share) in 2014, $38.2 million ($0.27 per diluted share) in 2013 and $41.9 million ($0.29 per diluted share) in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes - (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets and liabilities were (in millions):

	2014	2013
Current deferred income tax assets:
Compensation and benefits	$33.7	$26.4
Product warranty costs	12.3	13.0
Inventory	18.3	48.0
Allowance for doubtful accounts	8.8	9.8
Deferred credits	7.5	9.3
Returns, rebates and incentives	54.5	49.7
Self-insurance reserves	0.9	2.5
Restructuring reserves	2.1	3.1
Net operating loss carryforwards	3.5	3.7
U.S. federal tax credit carryforwards	0.2	—
Other — net	21.7	24.0
Current deferred income tax assets	163.5	189.5
Long-term deferred income tax assets (liabilities):
Retirement benefits	$240.4	$177.4
Property	(81.9)	(88.5)
Intangible assets	(50.2)	(40.2)
Environmental reserves	16.9	18.0
Share-based compensation	32.6	33.8
Self-insurance reserves	7.9	7.0
Deferred gains	2.4	2.8
Net operating loss carryforwards	31.9	37.6
Capital loss carryforwards	14.8	14.2
U.S. federal tax credit carryforwards	1.3	2.1
State tax credit carryforwards	5.8	4.7
Other — net	11.6	6.7
Subtotal	233.5	175.6
Valuation allowance	(27.8)	(28.3)
Net long-term deferred income tax assets	205.7	147.3
Total deferred income tax assets	$369.2	$336.8
Total deferred tax assets were $529.1 million at September 30, 2014 and $493.8 million at September 30, 2013. Total deferred tax liabilities were $132.1 million at September 30, 2014 and $128.7 million at September 30, 2013.
We have not provided U.S. deferred taxes for $2,781.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, permanently reinvested outside the U.S. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes - (Continued)

Tax attributes and related valuation allowances at September 30, 2014 are (in millions):

Tax Attribute to be Carried Forward	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$6.7	$4.9	2015	-	2024
Non-United States net operating loss carryforward	10.1	6.7	Indefinite
Non-United States capital loss carryforward	14.8	14.8	Indefinite
United States net operating loss carryforward	5.0	—	2019	-	2033
United States tax credit carryforward	1.5	—	2018	-	2027
State and local net operating loss carryforward	13.6	0.2	2015	-	2033
State tax credit carryforward	5.8	—	2025	-	2029
Subtotal — tax carryforwards	57.5	26.6
Other deferred tax assets	1.2	1.2	Indefinite
Total	$58.7	$27.8
There was no material change in the valuation allowance in 2014 and 2013.
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
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2014	2013	2012
Gross unrecognized tax benefits balance at beginning of year	$40.8	$70.3	$75.1
Additions based on tax positions related to the current year	1.0	1.1	—
Additions based on tax positions related to prior years	2.2	8.8	3.3
Reductions based on tax positions related to prior years	—	—	—
Reductions related to settlements with taxing authorities	—	(36.2)	(6.3)
Reductions related to lapses of statute of limitations	(4.2)	(1.2)	(2.4)
Effect of foreign currency translation	(0.9)	(2.0)	0.6
Gross unrecognized tax benefits balance at end of year	$38.9	$40.8	$70.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes - (Continued)

The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $38.9 million, $40.8 million and $70.3 million at September 30, 2014, 2013 and 2012, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $8.1 million and $12.4 million at September 30, 2014 and 2013, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $4.0 million, $6.7 million and $(3.1) million in 2014, 2013 and 2012, respectively.
If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $22.9 million as of September 30, 2014.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $23.8 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $9.1 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2003.
14. Commitments and Contingent Liabilities
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
We have been designated as a potentially responsible party at 13 Superfund sites, excluding sites as to which our records disclose no involvement or as to which our potential liability has been finally determined and assumed by third parties. In addition, various other lawsuits, claims and proceedings have been asserted against us seeking remediation of alleged environmental impairments, principally at previously owned properties. As of September 30, 2014, we have estimated the total reasonably possible costs we could incur from these matters to be $105.0 million ($90.0 million, net of related receivables). We have recorded an environmental liability of $60.0 million ($47.0 million, net of related receivables) for these matters. Of the $60.0 million recorded liability, $40.6 million relates to discounted ongoing operating and maintenance expenditures. In addition to the above matters, certain environmental liabilities are substantially indemnified by ExxonMobil Corporation. At September 30, 2014, we recorded a liability of $27.9 million and a receivable of $26.7 million for these matters. We estimate the total reasonably possible costs that we could incur from these matters to be $30.6 million.
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
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimated conditional asset retirement obligations using site-specific knowledge and historical industry expertise. As of September 30, 2014 and September 30, 2013, we have recorded $0.3 million and $2.3 million, respectively, in other current liabilities and $21.9 million and $22.0 million, respectively, in other liabilities for these obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Commitments and Contingent Liabilities - (Continued)

Lease Commitments
Rental expense was $121.6 million in 2014, $119.6 million in 2013 and $115.0 million in 2012. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated $339.8 million as of September 30, 2014 and are payable as follows (in millions):

2015	$78.7
2016	62.1
2017	51.1
2018	40.3
2019	31.4
Beyond 2019	76.2
Total	$339.8
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $0.8 million as of September 30, 2014 and are receivable through 2018 at approximately $0.2 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
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

14. Commitments and Contingent Liabilities - (Continued)

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
In connection with the spin-offs of our former automotive business, semiconductor systems business and Rockwell Collins avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $9.2 million, of which $0.8 million has been accrued in other current liabilities and $7.0 million has been accrued in other liabilities at September 30, 2014. We recorded $0.3 million and $9.2 million in other current liabilities and other liabilities, respectively, at September 30, 2013 for these indemnifications.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of September 30, 2014, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.
15. Business Segment Information
Rockwell Automation is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon this information, we organized our products, solutions and services into two operating segments: Architecture & Software and Control Products & Solutions.
Architecture & Software
The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture capable of controlling our customer’s industrial processes and connecting with their business enterprise. Architecture & Software has a broad portfolio of products including:

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

•
Software products that include configuration and visualization software used to operate and supervise control platforms, advanced process control software and manufacturing execution software (MES) that addresses information needs between the factory floor and our customer’s enterprise business system.

•	Other products, including rotary and linear motion control products, sensors and machine safety components.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Business Segment Information - (Continued)

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

•
Services designed to help maximize our customer’s automation investment and provide total life-cycle support, including technical support and repair, asset management, training, predictive and preventative maintenance, and safety and network consulting.

The following tables reflect the sales and operating results of our reportable segments for the years ended September 30 (in millions):

	2014	2013	2012
Sales:
Architecture & Software	$2,845.3	$2,682.0	$2,650.4
Control Products & Solutions	3,778.2	3,669.9	3,609.0
Total	$6,623.5	$6,351.9	$6,259.4
Segment operating earnings:
Architecture & Software	$839.6	$759.4	$714.4
Control Products & Solutions	512.4	477.4	449.5
Total	1,352.0	1,236.8	1,163.9
Purchase accounting depreciation and amortization	(21.6)	(19.3)	(19.8)
General corporate-net	(81.0)	(97.2)	(82.9)
Non-operating pension costs[1]	(55.9)	(78.5)	(35.2)
Interest expense	(59.3)	(60.9)	(60.1)
Income before income taxes	$1,134.2	$980.9	$965.9
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

15. Business Segment Information - (Continued)

The following tables summarize the identifiable assets at September 30 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years ended September 30 for each of the reportable segments and Corporate (in millions):

	2014	2013	2012
Identifiable assets:
Architecture & Software	$1,874.5	$1,653.4	$1,648.4
Control Products & Solutions	2,273.7	2,200.0	2,270.7
Corporate	2,081.3	1,991.2	1,717.4
Total	$6,229.5	$5,844.6	$5,636.5
Depreciation and amortization:
Architecture & Software	$64.8	$68.1	$61.6
Control Products & Solutions	65.9	57.7	57.1
Corporate	0.2	0.1	0.1
Total	130.9	125.9	118.8
Purchase accounting depreciation and amortization	21.6	19.3	19.8
Total	$152.5	$145.2	$138.6
Capital expenditures for property:
Architecture & Software	$33.6	$31.5	$24.6
Control Products & Solutions	51.2	52.8	55.3
Corporate	56.2	61.9	59.7
Total	$141.0	$146.2	$139.6
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $294.1 million, $299.2 million and $318.0 million at September 30, 2014, 2013 and 2012, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $56.2 million, $61.9 million and $59.7 million in 2014, 2013 and 2012, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2014	2013	2012	2014	2013	2012
United States	$3,414.6	$3,202.9	$3,067.3	$497.5	$484.7	$458.8
Canada	437.0	468.7	464.3	7.6	7.6	8.6
Europe, Middle East and Africa	1,351.8	1,284.9	1,280.6	48.8	43.0	41.6
Asia Pacific	884.0	851.9	942.4	37.3	39.1	39.4
Latin America	536.1	543.5	504.8	41.7	41.6	38.7
Total	$6,623.5	$6,351.9	$6,259.4	$632.9	$616.0	$587.1
We attribute sales to the geographic regions based on the country of destination.
In the United States, Canada and certain other countries, we sell our products primarily through independent distributors. In the remaining countries, we sell products through a combination of direct sales and sales through distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2014, 2013 and 2012, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. Quarterly Financial Information (Unaudited)

	2014 Quarters
	First	Second	Third	Fourth	2014
	(in millions, except per share amounts)
Sales	$1,591.7	$1,600.5	$1,649.5	$1,781.8	$6,623.5
Gross profit	663.7	655.8	681.5	752.9	2,753.9
Income before income taxes	272.8	248.4	274.0	339.0	1,134.2
Net income	198.1	180.3	199.7	248.7	826.8
Earnings per share:
Basic	1.43	1.30	1.44	1.81	5.98
Diluted	1.41	1.28	1.43	1.79	5.91

	2013 Quarters
	First	Second	Third	Fourth	2013
	(in millions, except per share amounts)
Sales	$1,489.2	$1,522.8	$1,624.2	$1,715.7	$6,351.9
Gross profit	607.3	616.4	652.9	697.2	2,573.8
Income before income taxes	217.2	227.1	257.4	279.2	980.9
Net income	161.4	175.9	203.7	215.3	756.3
Earnings per share:
Basic	1.16	1.25	1.46	1.55	5.43
Diluted	1.14	1.24	1.45	1.53	5.36
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 18, 2014

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2014, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.
The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
The following table provides information as of September 30, 2014 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	5,000,574	(1)	$75.65	(2)	4,493,230	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	5,000,574		$75.65		4,493,230

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted units.

(3)	Represents 4,228,573 and 264,657 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2014, 2013 and 2012

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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
3-b
By-Laws of the Company, as amended and restated effective September 10, 2014, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 15, 2014, are hereby incorporated by reference.

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

*10-a-8
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

*10-f-1
Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003, filed as Exhibit 10-h-1 to the Company’s Annual Report for the year ended September 30, 2004, is hereby incorporated by reference.

*10-f-2	Copy of the Company’s Incentive Compensation Plan, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated September 7, 2005, is hereby incorporated by reference.
*10-g-1
Change of Control Agreement dated as of September 30, 2013 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 2, 2013, is hereby incorporated by reference.

*10-g-2
Form of Change of Control Agreement dated as of September 30, 2013 between the Company and each of Theodore D. Crandall, Frank C. Kulaszewicz, Blake D. Moret and Robert A. Ruff and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 2, 2013, is hereby incorporated by reference.

*10-g-3
Letter Agreement dated September 3, 2009 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-g-4
Letter Agreement dated September 3, 2009 between Registrant and Theodore D. Crandall, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-g-5	Description of relocation and expatriate package for Robert A. Ruff, contained in the Company’s Current Report on Form 8-K dated April 8, 2011, is hereby incorporated by reference.
10-h-1
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

10-h-2
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

10-h-3
Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-i-l
Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-i-2
Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-i-3
Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-j-1
Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-j-2
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

10-k-1
Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-k-2
Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-k-3
Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-l
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

10-m
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

10-n-1
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

10-n-2
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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2014.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
Dated: November 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of November 2014 by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2014, 2013 and 2012

	Balance at	Additions
	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
	(in millions)
Description
*Year ended September 30, 2014
Allowance for doubtful accounts (a)	$25.3	$6.5	$—	$9.6	$22.2
Valuation allowance for deferred tax assets	28.3	4.0	0.5	5.0	27.8
*Year ended September 30, 2013
Allowance for doubtful accounts (a)	$30.8	$2.8	$—	$8.3	$25.3
Valuation allowance for deferred tax assets	31.8	2.3	—	5.8	28.3
*Year ended September 30, 2012
Allowance for doubtful accounts (a)	$28.9	$7.8	$—	$5.9	$30.8
Valuation allowance for deferred tax assets	32.8	1.0	0.5	2.5	31.8

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2014.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.