Form 10-Q
period 2014-12-31
ROCKWELL AUTOMATION INC
filed 2015-02-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
135,444,053 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2014.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,291.9	$1,191.3
Short-term investments	620.8	628.5
Receivables	1,106.7	1,215.8
Inventories	593.5	588.4
Deferred income taxes	158.3	163.5
Other current assets	161.3	146.7
Total current assets	3,932.5	3,934.2
Property, net of accumulated depreciation of $1,257.4 and $1,255.5, respectively	612.4	632.9
Goodwill	1,046.7	1,050.6
Other intangible assets, net	250.3	246.2
Deferred income taxes	198.3	205.7
Other assets	161.8	159.9
Total	$6,202.0	$6,229.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$508.0	$325.0
Accounts payable	479.6	520.6
Compensation and benefits	172.5	277.7
Advance payments from customers and deferred revenue	198.8	196.5
Customer returns, rebates and incentives	172.6	184.0
Other current liabilities	239.3	188.3
Total current liabilities	1,770.8	1,692.1
Long-term debt	905.6	905.6
Retirement benefits	753.0	767.9
Other liabilities	203.5	205.8
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,514.1	1,512.3
Retained earnings	4,965.7	4,839.6
Accumulated other comprehensive loss	(1,015.9)	(948.0)
Common stock in treasury, at cost (shares held: December 31, 2014, 45.9; September 30, 2014, 44.7)	(3,076.2)	(2,927.2)
Total shareowners’ equity	2,569.1	2,658.1
Total	$6,202.0	$6,229.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2014	2013
Sales
Products and solutions	$1,409.8	$1,422.3
Services	164.6	169.4
	1,574.4	1,591.7
Cost of sales
Products and solutions	(776.8)	(810.4)
Services	(110.1)	(117.6)
	(886.9)	(928.0)
Gross profit	687.5	663.7
Selling, general and administrative expenses	(386.9)	(385.4)
Other income	1.8	9.4
Interest expense	(14.9)	(14.9)
Income before income taxes	287.5	272.8
Income tax provision	(73.3)	(74.7)
Net income	$214.2	$198.1
Earnings per share:
Basic	$1.58	$1.43
Diluted	$1.56	$1.41
Cash dividends per share	$0.65	$0.58
Weighted average outstanding shares:
Basic	135.6	138.6
Diluted	136.9	140.4
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2014	2013
Net income	$214.2	$198.1
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $9.2 and $7.8)	17.6	14.6
Currency translation adjustments	(92.9)	9.2
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($1.1) and $0.4)	7.4	0.7
Other comprehensive (loss) income	(67.9)	24.5
Comprehensive income	$146.3	$222.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2014	2013
Operating activities:
Net income	$214.2	$198.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	33.9	28.4
Amortization of intangible assets	6.7	7.5
Share-based compensation expense	10.8	11.5
Retirement benefit expense	36.1	33.3
Pension contributions	(8.6)	(11.2)
Net loss on disposition of property	0.2	—
Excess income tax benefit from share-based compensation	(4.4)	(10.7)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	73.2	27.4
Inventories	(24.3)	(33.6)
Accounts payable	(10.4)	(18.3)
Advance payments from customers and deferred revenue	7.5	13.1
Compensation and benefits	(99.2)	(67.6)
Income taxes	46.9	27.6
Other assets and liabilities	(14.4)	(2.0)
Cash provided by operating activities	268.2	203.5

Investing activities:
Capital expenditures	(40.0)	(35.6)
Acquisition of business, net of cash acquired	(21.2)	(68.1)
Purchases of short-term investments	(171.6)	(87.5)
Proceeds from maturities of short-term investments	175.7	95.5
Proceeds from sale of property	0.1	0.2
Other investing activities	—	(3.4)
Cash used for investing activities	(57.0)	(98.9)

Financing activities:
Net issuance of short-term debt	183.0	72.0
Cash dividends	(88.1)	(80.5)
Purchases of treasury stock	(168.4)	(110.0)
Proceeds from the exercise of stock options	4.7	48.1
Excess income tax benefit from share-based compensation	4.4	10.7
Cash used for financing activities	(64.4)	(59.7)

Effect of exchange rate changes on cash	(46.2)	0.2

Increase in cash and cash equivalents	100.6	45.1
Cash and cash equivalents at beginning of period	1,191.3	1,200.9
Cash and cash equivalents at end of period	$1,291.9	$1,246.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The results of operations for the three month period ended December 31, 2014 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $21.4 million at December 31, 2014 and $19.4 million at September 30, 2014. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.8 million at December 31, 2014 and $11.6 million at September 30, 2014.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2014	2013
Net income	$214.2	$198.1
Less: Allocation to participating securities	(0.3)	(0.3)
Net income available to common shareowners	$213.9	$197.8
Basic weighted average outstanding shares	135.6	138.6
Effect of dilutive securities
Stock options	1.2	1.6
Performance shares	0.1	0.2
Diluted weighted average outstanding shares	136.9	140.4
Earnings per share:
Basic	$1.58	$1.43
Diluted	$1.56	$1.41
For the three months ended December 31, 2014, share-based compensation awards for 1.7 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2013, share-based compensation awards for 0.9 million shares were excluded from the diluted EPS calculation because they were antidilutive.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.8 million and $11.5 million of pre-tax share-based compensation expense during the three months ended December 31, 2014 and 2013, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Three Months Ended December 31,
	2014		2013
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,032	$26.70	925	$33.96
Performance shares	87	103.70	69	108.48
Restricted stock and restricted stock units	47	115.29	48	108.88
Unrestricted stock	4	109.39	6	107.96
3. Inventories
Inventories consist of (in millions):

	December 31, 2014	September 30, 2014
Finished goods	$250.3	$240.3
Work in process	154.8	156.9
Raw materials, parts and supplies	188.4	191.2
Inventories	$593.5	$588.4
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2014 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2014	$395.6	$655.0	$1,050.6
Acquisition of business	—	14.9	14.9
Translation and other	(4.6)	(14.2)	(18.8)
Balance as of December 31, 2014	$391.0	$655.7	$1,046.7

During the three months ended December 31, 2014, we recognized goodwill of $14.9 million and intangible assets of $5.4 million resulting from the acquisition of the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. We assigned the full amount of goodwill related to ESC Services, Inc. to our Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other intangible assets consist of (in millions):

	December 31, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$176.7	$84.1	$92.6
Customer relationships	90.1	45.5	44.6
Technology	83.9	39.1	44.8
Trademarks	32.9	14.2	18.7
Other	15.5	9.6	5.9
Total amortized intangible assets	399.1	192.5	206.6
Intangible assets not subject to amortization	43.7	—	43.7
Total	$442.8	$192.5	$250.3

	September 30, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$169.1	$82.5	$86.6
Customer relationships	89.8	45.4	44.4
Technology	84.0	38.2	45.8
Trademarks	33.7	14.0	19.7
Other	15.5	9.5	6.0
Total amortized intangible assets	392.1	189.6	202.5
Intangible assets not subject to amortization	43.7	—	43.7
Total	$435.8	$189.6	$246.2
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $31.3 million in 2015, $34.8 million in 2016, $30.7 million in 2017, $24.7 million in 2018 and $18.8 million in 2019.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year. We did not identify any impairment indicators during the first quarter of fiscal 2015 that would require further impairment analysis.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $508.0 million at December 31, 2014 and $325.0 million at September 30, 2014. The weighted average interest rate of the commercial paper outstanding was 0.25 percent and 0.17 percent at December 31, 2014 and September 30, 2014, respectively.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2014	September 30, 2014
Unrealized losses on foreign exchange contracts	$12.1	$5.8
Product warranty obligations	33.6	34.1
Taxes other than income taxes	35.1	37.2
Accrued interest	15.0	15.6
Income taxes payable	85.6	41.0
Other	57.9	54.6
Other current liabilities	$239.3	$188.3
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
Changes in product warranty obligations for the three months ended December 31, 2014 and 2013 are (in millions):

	Three Months Ended December 31,
	2014	2013
Balance at beginning of period	$34.1	$36.9
Accruals for warranties issued during the current period	6.9	7.7
Adjustments to pre-existing warranties	0.5	—
Settlements of warranty claims	(7.9)	(8.0)
Balance at end of period	$33.6	$36.6

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
We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended December 31, 2014. The notional values of our forward exchange contracts outstanding at December 31, 2014 were $914.6 million, of which $692.5 million were designated as cash flow hedges. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, Singapore dollar/USD, and Swiss franc/Canadian dollar.
We also use foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries. The currency effects of the debt obligations are reflected in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. At December 31, 2014, we had $14.0 million of foreign currency denominated debt designated as net investment hedges.
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

Level 3:	Unobservable inputs for the asset or liability.

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	September 30, 2014
Forward exchange contracts	Other current assets	$24.2	$13.1
Forward exchange contracts	Other assets	7.1	5.0
Forward exchange contracts	Other current liabilities	(9.7)	(4.1)
Forward exchange contracts	Other liabilities	(1.1)	(0.3)
Total		$20.5	$13.7

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	September 30, 2014
Forward exchange contracts	Other current assets	$4.5	$3.5
Forward exchange contracts	Other current liabilities	(2.4)	(1.8)
Total		$2.1	$1.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

The pre-tax amount of gains (losses) recorded in other comprehensive income related to hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended December 31,
	2014	2013
Forward exchange contracts (cash flow hedges)	$10.9	$1.6
Foreign currency denominated debt (net investment hedges)	0.7	(0.3)
Total	$11.6	$1.3
Approximately $14.6 million ($15.2 million after tax) of net unrealized gains on cash flow hedges as of December 31, 2014 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was:

	Three Months Ended December 31,
	2014	2013
Sales	$(1.2)	$(0.2)
Cost of sales	5.8	0.7
Total	$4.6	$0.5
The amount recognized in earnings as a result of ineffective hedges was not significant.

The pre-tax amount of gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations during the periods presented was:

	Three Months Ended December 31,
	2014	2013
Other income	$1.6	$3.9

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

	December 31, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,291.9	$1,291.9	$1,254.8	$37.1	$—
Short-term investments	620.8	620.8	—	620.8	—
Short-term debt	508.0	508.0	—	508.0	—
Long-term debt	905.6	1,164.5	—	1,164.5	—

	September 30, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,191.3	$1,191.3	$1,154.2	$37.1	$—
Short-term investments	628.5	628.5	—	628.5	—
Short-term debt	325.0	325.0	—	325.0	—
Long-term debt	905.6	1,119.4	—	1,119.4	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2014	2013
Service cost	$21.7	$19.7
Interest cost	42.3	43.6
Expected return on plan assets	(56.1)	(54.5)
Amortization:
Prior service credit	(0.7)	(0.7)
Net actuarial loss	30.0	24.9
Net periodic benefit cost	$37.2	$33.0

	Other Postretirement Benefits
	Three Months Ended December 31,
	2014	2013
Service cost	$0.4	$0.5
Interest cost	1.0	1.6
Amortization:
Prior service credit	(3.7)	(2.5)
Net actuarial loss	1.2	0.7
Net periodic benefit cost	$(1.1)	$0.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	—	(92.9)	12.2	(80.7)
Amounts reclassified from accumulated other comprehensive loss	17.6	—	(4.8)	12.8
Other comprehensive income (loss)	17.6	(92.9)	7.4	(67.9)
Balance as of December 31, 2014	$(891.8)	$(145.4)	$21.3	$(1,015.9)

	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income before reclassifications	—	9.2	1.0	10.2
Amounts reclassified from accumulated other comprehensive loss	14.6	—	(0.3)	14.3
Other comprehensive income	14.6	9.2	0.7	24.5
Balance as of December 31, 2013	$(809.2)	$18.0	$(2.0)	$(793.2)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2014	2013
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(4.4)	$(3.2)	(a)
Amortization of net actuarial loss	31.2	25.6	(a)
	26.8	22.4	Total before tax
	(9.2)	(7.8)	Provision for tax
	$17.6	$14.6	After tax

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$1.2	$0.2	Sales
Forward exchange contracts	(5.8)	(0.7)	Cost of Sales
	(4.6)	(0.5)	Total before tax
	(0.2)	0.2	Provision for tax
	$(4.8)	$(0.3)	After tax

Total reclassifications	$12.8	$14.3	After tax
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of December 31, 2014, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 25.5 percent and 27.4 percent in the three months ended December 31, 2014 and 2013, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $41.1 million and $38.9 million at December 31, 2014 and September 30, 2014, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $5.8 million and $8.1 million at December 31, 2014 and September 30, 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $22.6 million as of December 31, 2014.
There was no material change in the amount of unrecognized tax benefits in the three months ended December 31, 2014. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $20.2 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $3.0 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2014	2013
Sales
Architecture & Software	$707.8	$695.9
Control Products & Solutions	866.6	895.8
Total	$1,574.4	$1,591.7
Segment operating earnings
Architecture & Software	$221.4	$211.9
Control Products & Solutions	125.4	116.1
Total	346.8	328.0
Purchase accounting depreciation and amortization	(5.4)	(4.6)
General corporate – net	(22.8)	(21.7)
Non-operating pension costs	(16.2)	(14.0)
Interest expense	(14.9)	(14.9)
Income before income taxes	$287.5	$272.8
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2014, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended December 31, 2014 and 2013. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 5, 2015

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
These forward looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 for more information.
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
In October 2014, we acquired the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. This acquisition will enable our customers to increase asset utilization and strengthen enterprise risk management.
In January 2014, we acquired Jacobs Automation, a leader in intelligent track motion control technology. This technology improves performance across a wide range of packaging, material handling, and other applications for the global machine builder market.
In November 2013, we acquired vMonitor LLC and its affiliates, a global technology leader for wireless solutions in the oil and gas industry. This acquisition strengthens our ability to deliver end-to-end projects for the oil and gas sector and accelerate our development of similar process solutions and remote monitoring services for other industries globally.
We believe these acquisitions will help us expand our served market and deliver value to our customers.

U. S. Industrial Economic Trends

ROCKWELL AUTOMATION, INC.

In the first quarter of 2015, sales to U.S. customers accounted for 53 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators since the quarter ended September 2013. In the first quarter of fiscal 2015, both IP and Capacity Utilization continued the steady sequential growth which occurred throughout fiscal 2014. PMI, while down slightly since September 2014, remains strong and indicative of expectations for continued growth in U.S. manufacturing. Forecasts for macroeconomic growth in 2015 support our view that U.S. market conditions will remain healthy.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2015 quarter ended:
December 2014	106.1	55.1	244.0	79.7
Fiscal 2014 quarter ended:
September 2014	104.7	56.1	252.6	79.3
June 2014	103.7	55.7	237.2	79.1
March 2014	102.2	54.4	222.7	78.6
December 2013	101.3	56.1	214.5	78.4
Fiscal 2013 quarter ended:
September 2013	100.1	55.6	213.6	77.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the first quarter of 2015, sales to non-U.S. customers accounted for 47 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' Gross Domestic Product (GDP) and Industrial Production as indicators of the growth opportunities in each region where we do business.

Overall, projections of industrial production in regions outside the U.S. call for higher rates of growth in 2015 compared to 2014. However, in recent months, those forecasts have declined reflecting the impact of lower oil prices, weak commodity prices and a strengthening U.S. dollar. EMEA is experiencing geopolitical and economic challenges, but we are not anticipating a significant change in the region’s market conditions overall. In Asia Pacific, China's manufacturing economy is expected to grow at lower rates than in recent years partially due to overcapacity and lack of liquidity. In India, growth expectations are rising on easing monetary policy, government reforms and the benefit of lower oil prices. In Latin America, Brazil is in a recession but Mexico's economy remains strong. Canada's currency is under increasing pressure given softness in commodity prices and oil. Despite their current weakness and inherent volatility, we continue to expect that emerging markets will be the largest source of automation market growth over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of 2015 decreased 1.1 percent compared to the first quarter of 2014. Organic sales increased 2.1 percent year over year, and currency translation reduced sales 3.4 percent. The industries with the strongest growth for the quarter were life sciences, auto and tire.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 3 percent year over year in the first quarter of 2015. Logix organic sales increased 7 percent, with the highest growth rate in Latin America.

•
Process initiative sales decreased approximately 1 percent year over year in the first quarter of 2015. Excluding the impact of currency translation, process initiative sales increased approximately 4 percent.

•
Sales in emerging markets decreased 1.4 percent year over year in the first quarter of 2015. Organic sales in emerging markets increased 4.4 percent year over year. Currency translation reduced sales in emerging markets by 6.1 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three months ended December 31, 2014 and 2013 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2014	2013
Sales
Architecture & Software	$707.8	$695.9
Control Products & Solutions	866.6	895.8
Total sales (a)	$1,574.4	$1,591.7
Segment operating earnings[1]
Architecture & Software	$221.4	$211.9
Control Products & Solutions	125.4	116.1
Total segment operating earnings[2] (b)	346.8	328.0
Purchase accounting depreciation and amortization	(5.4)	(4.6)
General corporate — net	(22.8)	(21.7)
Non-operating pension costs	(16.2)	(14.0)
Interest expense	(14.9)	(14.9)
Income before income taxes (c)	287.5	272.8
Income tax provision	(73.3)	(74.7)
Net income	$214.2	$198.1

Diluted EPS	$1.56	$1.41

Adjusted EPS[3]	$1.64	$1.47

Diluted weighted average outstanding shares	136.9	140.4

Total segment operating margin[2] (b/a)	22.0%	20.6%

Pre-tax margin (c/a)	18.3%	17.1%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2014	2013
Purchase accounting depreciation and amortization
Architecture & Software	$1.1	$0.9
Control Products & Solutions	4.1	3.5
Non-operating pension costs
Architecture & Software	5.8	5.2
Control Products & Solutions	9.1	8.1
The increases in non-operating pension costs in both segments in the three months ended December 31, 2014 were primarily due to the decrease in the discount rate used to measure net periodic pension cost for our U.S. pension plans from 5.05 percent in 2014 to 4.50 percent in 2015.

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

The following are the components of operating and non-operating pension costs for the three months ended December 31, 2014 and 2013 (in millions):

	Three Months Ended December 31,
	2014	2013
Service cost	$21.7	$19.7
Amortization of prior service credit	(0.7)	(0.7)
Operating pension costs	21.0	19.0

Interest cost	42.3	43.6
Expected return on plan assets	(56.1)	(54.5)
Amortization of net actuarial loss	30.0	24.9
Non-operating pension costs	16.2	14.0

Net periodic pension cost	$37.2	$33.0

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three months ended December 31, 2014 and 2013 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2014	2013
Income from continuing operations	$214.2	$198.1
Non-operating pension costs	16.2	14.0
Tax effect of non-operating pension costs	(5.6)	(5.0)
Adjusted Income	$224.8	$207.1

Diluted EPS from continuing operations	$1.56	$1.41
Non-operating pension costs per diluted share	0.12	0.10
Tax effect of non-operating pension costs per diluted share	(0.04)	(0.04)
Adjusted EPS	$1.64	$1.47

Effective tax rate	25.5%	27.4%
Tax effect of non-operating pension costs	0.5%	0.4%
Adjusted Effective Tax Rate	26.0%	27.8%

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

	Three Months Ended December 31,
(in millions, except per share amounts)	2014	2013	Change
Sales	$1,574.4	$1,591.7	$(17.3)
Income before income taxes	287.5	272.8	14.7
Diluted EPS	1.56	1.41	0.15
Adjusted EPS	1.64	1.47	0.17
Sales
Our sales decreased 1.1 percent in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Organic sales increased 2.1 percent year over year in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Currency translation reduced sales by 3.4 percentage points in the three months ended December 31, 2014.
Pricing contributed approximately 1 percentage point to sales growth in the three months ended December 31, 2014.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three months ended December 31, 2014 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales[1] vs.
	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Three Months Ended December 31, 2013
United States	$836.8	—%	—%
Canada	100.0	0.4%	8.2%
Europe, Middle East and Africa (EMEA)	296.9	(8.5)%	(1.1)%
Asia Pacific	207.2	0.2%	2.9%
Latin America	133.5	7.2%	18.2%
Total Sales	$1,574.4	(1.1)%	2.1%

1 Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States were flat in the three months ended December 31, 2014, with strong product sales offset by a decline in the solutions and services businesses due to a low beginning backlog.

•
Canada sales were flat in the three months ended December 31, 2014 compared to the same period last year due to the unfavorable impact of foreign currency translation. Canada experienced organic sales growth in spite of a decline in sales to the oil and gas industry.

•
EMEA sales declined year over year in the three months ended December 31, 2014 due to a decrease in organic sales and the unfavorable impact of currency translation. In EMEA, modest organic growth in Western Europe was more than offset by declines in emerging markets.

•
Asia Pacific sales were flat in the three months ended December 31, 2014 compared to the same period last year due to the unfavorable impact of currency translation. Organic sales growth was broad-based throughout the region, partially offset by a decline in China due to project timing.

•
Sales growth in Latin America in the three months ended December 31, 2014 was due to strong organic sales, partially offset by the unfavorable impact of currency translation. Organic sales growth in Mexico and Brazil was approximately 10 percent, and selected other countries experienced even higher rates of growth.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
General Corporate - Net
General corporate - net expenses were $22.8 million in the three months ended December 31, 2014 compared to $21.7 million in the three months ended December 31, 2013.
Income before Income Taxes
Income before income taxes increased 5 percent year over year in the three months ended December 31, 2014, primarily due to an increase in segment operating earnings, partially offset by higher non-operating pension costs. Total segment operating earnings increased 6 percent year over year in the three months ended December 31, 2014, primarily due to higher organic sales, strong productivity, and favorable mix, partially offset by unfavorable currency impact and increased spending.
Income Taxes
The effective tax rate in the three months ended December 31, 2014 was 25.5 percent compared to 27.4 percent in the three months ended December 31, 2013. Our Adjusted Effective Tax Rate in the three months ended December 31, 2014 was 26.0 percent compared to 27.8 percent in the three months ended December 31, 2013. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the retroactive extension of the U.S. federal research and development tax credit for calendar year 2014 during the first quarter of fiscal 2015.
Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2014	2013	Change
Sales	$707.8	$695.9	$11.9
Segment operating earnings	221.4	211.9	9.5
Segment operating margin	31.3%	30.4%	0.9	pts
Sales
Architecture & Software sales increased 1.7 percent in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Architecture & Software organic sales increased 5.1 percent year over year, and currency translation reduced sales by 3.6 percent.
The United States and Latin America were the strongest performing regions for the segment in the three months ended December 31, 2014. Excluding the impact of currency translation, all regions reported positive sales growth in the first quarter of 2015.
Logix sales increased 3 percent year over year in the three months ended December 31, 2014. Logix organic sales increased 7 percent year over year, and currency translation reduced Logix sales by 4 percentage points.
Operating Margin
Architecture & Software segment operating earnings were up 4 percent year over year in the three months ended December 31, 2014. Segment operating margin increased to 31.3 percent in the first quarter of 2015 from 30.4 percent a year ago, primarily due to higher organic sales and strong productivity, partially offset by increased spending.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013
Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2014	2013	Change
Sales	$866.6	$895.8	$(29.2)
Segment operating earnings	125.4	116.1	9.3
Segment operating margin	14.5%	13.0%	1.5	pts
Sales
Control Products & Solutions sales decreased 3.3 percent year over year in the three months ended December 31, 2014. Organic sales decreased 0.3 percent year over year, and currency translation reduced sales by 3.2 percentage points.
Latin America was the best performing region for the segment in the three months ended December 31, 2014. Excluding the impact of currency translation, all regions experienced sales growth except the United States, which declined primarily due to a low beginning backlog in the solutions and services businesses.
Sales in our solutions and services businesses decreased 5 percent in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Organic sales in our solutions and services businesses decreased 3 percent year over year, and the net effect of currency translation and acquisitions reduced sales by 2 percentage points.
Product sales decreased 1 percent in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Product organic sales increased 3 percent year over year, and currency translation reduced sales by 4 percentage points.
Operating Margin
Control Products & Solutions segment operating earnings were up 8 percent year over year in the three months ended December 31, 2014. Segment operating margin increased to 14.5 percent in the first quarter of 2015 from 13.0 percent a year ago, primarily due to strong productivity and favorable mix.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2014	2013
Cash provided by (used for):
Operating activities	$268.2	$203.5
Investing activities	(57.0)	(98.9)
Financing activities	(64.4)	(59.7)
Effect of exchange rate changes on cash	(46.2)	0.2
Cash (used for) provided by continuing operations	$100.6	$45.1
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2014	2013
Cash provided by continuing operating activities	$268.2	$203.5
Capital expenditures	(40.0)	(35.6)
Excess income tax benefit from share-based compensation	4.4	10.7
Free cash flow	$232.6	$178.6
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
Cash provided by operating activities was $268.2 million for the three months ended December 31, 2014 compared to $203.5 million for the three months ended December 31, 2013. Free cash flow was a source of $232.6 million for the three months ended December 31, 2014 compared to a source of $178.6 million for the three months ended December 31, 2013. The increase in the cash flow provided by operating activities and the increase in free cash flow in the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 is primarily due to improved working capital performance.
We repurchased approximately 1.55 million shares of our common stock under our share repurchase program in the first three months of 2015. The total cost of these shares was $167.3 million, of which $3.4 million was recorded in accounts payable at December 31, 2014 related to 30,000 shares that did not settle until January 2015. We also paid $4.5 million in the first quarter of 2015 for unsettled share repurchases outstanding at September 30, 2014. We repurchased approximately 1.0 million shares of our common stock in the first three months of 2014. The total cost of these shares was $110.7 million, of which $7.1 million was recorded in accounts payable at December 31, 2013 related to 60,000 shares that did not settle until January 2014. Our decision to repurchase additional shares in the remainder of 2015 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2014, we had approximately $884.0 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2014. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of December 31, 2014, approximately 90 percent of our funds were held in such non-U.S. subsidiaries. The percentage of such non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Commercial paper is our principal source of short-term financing. At December 31, 2014, commercial paper borrowings outstanding were $508.0 million, with a weighted average interest rate of 0.25 percent and weighted average maturity period of twelve days. At September 30, 2014, commercial paper borrowings outstanding were $325.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of seven days. Our debt-to-total-capital ratio was 35.5 percent at December 31, 2014 and 31.6 percent at September 30, 2014.
At December 31, 2014 and September 30, 2014, our total current borrowing capacity under our unsecured revolving credit facility expiring in May 2018 was $750.0 million. We can increase the aggregate amount of this credit facility by up to $250.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the three months ended December 31, 2014. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $123.1 million were available to non-U.S. subsidiaries at December 31, 2014. Borrowings under our non-U.S. credit facilities during the three months ended December 31, 2014 and 2013 were not significant. We were in compliance with all covenants under our credit facilities during the three months ended December 31, 2014 and 2013.
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
The following is a summary of our credit ratings as of December 31, 2014:

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

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at December 31, 2014, there has been no material change to this information.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended December 31, 2014					Three Months Ended December 31, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$836.8	$0.6	$837.4	$(1.0)	$836.4	$836.4
Canada	100.0	7.8	107.8	—	107.8	99.6
Europe, Middle East and Africa	296.9	26.5	323.4	(2.5)	320.9	324.4
Asia Pacific	207.2	5.5	212.7	—	212.7	206.8
Latin America	133.5	13.6	147.1	—	147.1	124.5
Total Company Sales	$1,574.4	$54.0	$1,628.4	$(3.5)	$1,624.9	$1,591.7

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2014					Three Months Ended December 31, 2013
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$707.8	$25.4	$733.2	$(1.6)	$731.6	$695.9
Control Products & Solutions	866.6	28.6	895.2	(1.9)	893.3	895.8
Total Company Sales	$1,574.4	$54.0	$1,628.4	$(3.5)	$1,624.9	$1,591.7

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at December 31, 2014, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at December 31, 2014, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at December 31, 2014, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at December 31, 2014, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at December 31, 2014, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2014	964,462	$105.67	964,462	$949,437,592
November 1 - 30, 2014	298,405	111.59	298,405	916,137,513
December 1 - 31, 2014	291,500	110.15	291,500	884,027,815
Total	1,554,367	107.65	1,554,367

(1)	Average price paid per share includes brokerage commissions.

(2)
On June 4, 2014, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion. However, during quarterly “quiet periods,” defined as the period of time from quarter end until one business day following the furnishing of our quarterly earnings results to the SEC on Form 8-K, shares are repurchased at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 5, 2015	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 5, 2015	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.