Form 10-Q
period 2015-03-31
ROCKWELL AUTOMATION INC
filed 2015-05-06
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
134,574,906 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2015.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,402.9	$1,191.3
Short-term investments	634.7	628.5
Receivables	1,060.3	1,215.8
Inventories	595.6	588.4
Deferred income taxes	152.8	163.5
Other current assets	199.7	146.7
Total current assets	4,046.0	3,934.2
Property, net of accumulated depreciation of $1,271.8 and $1,255.5, respectively	598.0	632.9
Goodwill	1,028.6	1,050.6
Other intangible assets, net	246.9	246.2
Deferred income taxes	191.5	205.7
Other assets	169.2	159.9
Total	$6,280.2	$6,229.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$—	$325.0
Accounts payable	515.4	520.6
Compensation and benefits	196.6	277.7
Advance payments from customers and deferred revenue	209.8	196.5
Customer returns, rebates and incentives	170.7	184.0
Other current liabilities	186.8	188.3
Total current liabilities	1,279.3	1,692.1
Long-term debt	1,505.4	905.6
Retirement benefits	726.3	767.9
Other liabilities	202.7	205.8
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,527.1	1,512.3
Retained earnings	5,083.8	4,839.6
Accumulated other comprehensive loss	(1,040.7)	(948.0)
Common stock in treasury, at cost (shares held: March 31, 2015, 46.8; September 30, 2014, 44.7)	(3,185.1)	(2,927.2)
Total shareowners’ equity	2,566.5	2,658.1
Total	$6,280.2	$6,229.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales
Products and solutions	$1,394.5	$1,429.1	$2,804.3	$2,851.4
Services	156.3	171.4	320.9	340.8
	1,550.8	1,600.5	3,125.2	3,192.2
Cost of sales
Products and solutions	(768.6)	(825.1)	(1,545.4)	(1,635.5)
Services	(109.0)	(119.6)	(219.1)	(237.2)
	(877.6)	(944.7)	(1,764.5)	(1,872.7)
Gross profit	673.2	655.8	1,360.7	1,319.5
Selling, general and administrative expenses	(382.4)	(392.5)	(769.3)	(777.9)
Other income	1.4	0.1	3.2	9.5
Interest expense	(15.7)	(15.0)	(30.6)	(29.9)
Income before income taxes	276.5	248.4	564.0	521.2
Income tax provision	(70.5)	(68.1)	(143.8)	(142.8)
Net income	$206.0	$180.3	$420.2	$378.4
Earnings per share:
Basic	$1.53	$1.30	$3.10	$2.73
Diluted	$1.51	$1.28	$3.08	$2.70
Cash dividends per share	$0.65	$0.58	$1.30	$1.16
Weighted average outstanding shares:
Basic	134.9	138.5	135.3	138.5
Diluted	136.0	140.2	136.5	140.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$206.0	$180.3	$420.2	$378.4
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $9.2, $7.9, $18.4 and $15.7)	17.2	14.5	34.8	29.1
Currency translation adjustments	(67.7)	5.1	(160.6)	14.3
Net change in unrealized gains and losses on cash flow hedges (net of tax expense of $8.7, $0.4, $7.6 and $0.8)	25.7	(2.0)	33.1	(1.3)
Other comprehensive (loss) income	(24.8)	17.6	(92.7)	42.1
Comprehensive income	$181.2	$197.9	$327.5	$420.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2015	2014
Operating activities:
Net income	$420.2	$378.4
Adjustments to arrive at cash provided by operating activities:
Depreciation	66.1	58.5
Amortization of intangible assets	13.6	15.8
Share-based compensation expense	21.2	21.9
Retirement benefit expense	71.3	66.5
Pension contributions	(21.3)	(25.1)
Net loss on disposition of property	0.2	—
Income tax benefit from the exercise of stock options	—	0.1
Excess income tax benefit from share-based compensation	(6.6)	(18.6)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	81.2	(10.9)
Inventories	(34.6)	(57.1)
Accounts payable	26.7	12.1
Advance payments from customers and deferred revenue	24.6	39.5
Compensation and benefits	(70.3)	(32.9)
Income taxes	(14.0)	(37.3)
Other assets and liabilities	(24.9)	(4.6)
Cash provided by operating activities	553.4	406.3

Investing activities:
Capital expenditures	(58.0)	(58.3)
Acquisition of business, net of cash acquired	(21.2)	(81.5)
Purchases of short-term investments	(338.0)	(310.8)
Proceeds from maturities of short-term investments	323.8	197.8
Proceeds from sale of property	0.2	0.2
Other investing activities	—	(3.4)
Cash used for investing activities	(93.2)	(256.0)

Financing activities:
Net (repayment) issuance of short-term debt	(325.0)	163.5
Issuance of long-term debt, net of discount and issuance costs	594.3	—
Cash dividends	(175.9)	(160.9)
Purchases of treasury stock	(293.0)	(217.8)
Proceeds from the exercise of stock options	22.7	83.9
Excess income tax benefit from share-based compensation	6.6	18.6
Other financing activities	(1.6)	—
Cash used for financing activities	(171.9)	(112.7)

Effect of exchange rate changes on cash	(76.7)	1.3

Increase in cash and cash equivalents	211.6	38.9
Cash and cash equivalents at beginning of period	1,191.3	1,200.9
Cash and cash equivalents at end of period	$1,402.9	$1,239.8
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The results of operations for the three and six month periods ended March 31, 2015 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $23.2 million at March 31, 2015 and $19.4 million at September 30, 2014. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $12.2 million at March 31, 2015 and $11.6 million at September 30, 2014.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$206.0	$180.3	$420.2	$378.4
Less: Allocation to participating securities	(0.2)	(0.2)	(0.4)	(0.5)
Net income available to common shareowners	$205.8	$180.1	$419.8	$377.9
Basic weighted average outstanding shares	134.9	138.5	135.3	138.5
Effect of dilutive securities
Stock options	1.1	1.5	1.1	1.5
Performance shares	—	0.2	0.1	0.2
Diluted weighted average outstanding shares	136.0	140.2	136.5	140.2
Earnings per share:
Basic	$1.53	$1.30	$3.10	$2.73
Diluted	$1.51	$1.28	$3.08	$2.70
For the three and six months ended March 31, 2015, share-based compensation awards for 1.6 million shares and 1.7 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2014, share-based compensation awards for 0.9 million shares were excluded from the diluted EPS calculation because they were antidilutive.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.4 million and $21.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2015, respectively. We recognized $10.4 million and $21.9 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2014, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Six Months Ended March 31,
	2015		2014
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,032	$26.70	930	$33.97
Performance shares	87	103.70	69	108.48
Restricted stock and restricted stock units	49	115.25	50	108.99
Unrestricted stock	7	111.43	8	108.86
3. Inventories
Inventories consist of (in millions):

	March 31, 2015	September 30, 2014
Finished goods	$252.1	$240.3
Work in process	160.5	156.9
Raw materials, parts and supplies	183.0	191.2
Inventories	$595.6	$588.4
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2015 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2014	$395.6	$655.0	$1,050.6
Acquisition of business	—	14.9	14.9
Translation and other	(8.5)	(28.4)	(36.9)
Balance as of March 31, 2015	$387.1	$641.5	$1,028.6

During the six months ended March 31, 2015, we recognized goodwill of $14.9 million and intangible assets of $5.4 million resulting from the acquisition of the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. We assigned the full amount of goodwill related to ESC Services, Inc. to our Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of (in millions):

	March 31, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$181.9	$86.0	$95.9
Customer relationships	87.6	45.9	41.7
Technology	83.0	40.2	42.8
Trademarks	31.8	14.4	17.4
Other	14.7	9.3	5.4
Total amortized intangible assets	399.0	195.8	203.2
Intangible assets not subject to amortization	43.7	—	43.7
Total	$442.7	$195.8	$246.9

	September 30, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$169.1	$82.5	$86.6
Customer relationships	89.8	45.4	44.4
Technology	84.0	38.2	45.8
Trademarks	33.7	14.0	19.7
Other	15.5	9.5	6.0
Total amortized intangible assets	392.1	189.6	202.5
Intangible assets not subject to amortization	43.7	—	43.7
Total	$435.8	$189.6	$246.2
The Allen-Bradley® trademark has an indefinite life and therefore is not subject to amortization.
Estimated amortization expense is $28.9 million in 2015, $30.5 million in 2016, $26.4 million in 2017, $20.3 million in 2018 and $16.9 million in 2019.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2015 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	March 31, 2015	September 30, 2014
5.65% notes, payable in December 2017	$250.0	$250.0
2.050% notes, payable in March 2020	301.1	—
2.875% notes, payable in March 2025	299.3	—
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(45.0)	(44.4)
Long-term debt	$1,505.4	$905.6

In February 2015, we issued $600.0 million of aggregate principal amount of long-term notes in a public offering. The offering consisted of $300.0 million in 2.050% notes payable in March 2020 (2020 Notes) and $300.0 million in 2.875% notes payable in March 2025 (2025 Notes), both issued at a discount. This debt offering yielded $594.3 million in net proceeds. We used the net proceeds from the offering primarily to repay our outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes.
Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount of our 2020 Notes and 2025 Notes to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 0.715 percent for the 2020 Notes and 1.125 percent for the 2025 Notes at March 31, 2015. We have designated these swaps as fair value hedges. The aggregate fair value of the interest rate swap contracts at March 31, 2015 was a net unrealized gain of $0.4 million. The individual contracts were recorded in other assets and other liabilities on the Condensed Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 8.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at March 31, 2015. Commercial paper borrowings outstanding were $325.0 million at September 30, 2014. The weighted average interest rate of the commercial paper outstanding was 0.17 percent at September 30, 2014.
On March 24, 2015, we replaced our former five-year $750.0 million unsecured revolving credit facility with a new five-year $1.0 billion unsecured revolving credit facility expiring in March 2020. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against either credit facility during the periods ended March 31, 2015 or September 30, 2014.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2015	September 30, 2014
Unrealized losses on foreign exchange contracts	$21.4	$5.8
Product warranty obligations	32.5	34.1
Taxes other than income taxes	32.2	37.2
Accrued interest	17.4	15.6
Income taxes payable	33.9	41.0
Other	49.4	54.6
Other current liabilities	$186.8	$188.3

ROCKWELL AUTOMATION, INC.

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
Changes in product warranty obligations for the six months ended March 31, 2015 and 2014 are (in millions):

	Six Months Ended March 31,
	2015	2014
Balance at beginning of period	$34.1	$36.9
Accruals for warranties issued during the current period	13.5	15.4
Adjustments to pre-existing warranties	(0.6)	(1.3)
Settlements of warranty claims	(14.5)	(14.0)
Balance at end of period	$32.5	$37.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to manage certain foreign currency risks. We also use interest rate swap contracts to manage risks associated with interest rate fluctuations. The following information explains how we use and value these types of derivative instruments and how they impact our Condensed Consolidated Financial Statements.
Additional information related to hedging instruments associated with our long-term debt is included in Note 5. Additional information related to the impacts of cash flow hedges on other comprehensive income is included in Note 10.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At March 31, 2015, we had a U.S. dollar-equivalent gross notional amount of $736.3 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of gains (losses) recorded in other comprehensive income related to cash flow hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Forward exchange contracts	$39.8	$(0.7)	$50.7	$0.9
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales	$(2.4)	$(0.8)	$(3.6)	$(1.0)
Cost of sales	7.8	1.7	13.6	2.4
Total	$5.4	$0.9	$10.0	$1.4
Approximately $44.0 million ($38.9 million after tax) of net unrealized gains on cash flow hedges as of March 31, 2015 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At March 31, 2015, we had a gross notional amount of $452.1 million of foreign currency forward exchange contracts and $13.4 million of foreign currency denominated debt designated as net investment hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income related to net investment hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Forward exchange contracts	$(6.4)	$—	$(6.4)	$—
Foreign currency denominated debt	0.6	(0.2)	1.3	(0.5)
Total	$(5.8)	$(0.2)	$(5.1)	$(0.5)
Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million in aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At March 31, 2015, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.
The pre-tax amount of net gains recognized within the Condensed Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net losses on the hedged debt instruments during the periods presented, was (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest expense	$0.4	$—	$0.4	$—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Condensed Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At March 31, 2015, we had a U.S. dollar-equivalent gross notional amount of $223.6 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations was (millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Other income	$13.7	$2.6	$15.3	$6.5
Fair Value of Financial Instruments
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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on observable market inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the three months ended March 31, 2015. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,412.0 million at March 31, 2015. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Swiss franc, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, Singapore dollar/USD, and Swiss franc/Canadian dollar.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	September 30, 2014
Forward exchange contracts	Other current assets	$49.2	$13.1
Forward exchange contracts	Other assets	11.6	5.0
Forward exchange contracts	Other current liabilities	(18.8)	(4.1)
Forward exchange contracts	Other liabilities	(0.8)	(0.3)
Interest rate swap contracts	Other assets	1.1	—
Interest rate swap contracts	Other liabilities	(0.7)	—
Total		$41.6	$13.7

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	September 30, 2014
Forward exchange contracts	Other current assets	$21.4	$3.5
Forward exchange contracts	Other current liabilities	(2.6)	(1.8)
Total		$18.8	$1.7

We also hold financial instruments consisting of cash, short-term investments, short-term debt and long-term debt. The fair values of our cash, short-term investments and short-term debt approximate their carrying amounts as reported in our Condensed Consolidated Balance Sheet due to the short-term nature of these instruments.
We base the fair value of long-term debt upon quoted market prices for the same or similar issues. The fair value of long-term debt below considers the terms of the debt excluding the impact of derivative and hedging activity. The carrying amount of a portion of our long-term debt is impacted by fixed-to-floating interest rate swap contracts that are designated as fair value hedges.
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2015
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,402.9	$1,402.9	$1,381.5	$21.4	$—
Short-term investments	634.7	634.7	—	634.7	—
Short-term debt	—	—	—	—	—
Long-term debt	1,505.4	1,769.1	—	1,769.1	—

	September 30, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,191.3	$1,191.3	$1,154.2	$37.1	$—
Short-term investments	628.5	628.5	—	628.5	—
Short-term debt	325.0	325.0	—	325.0	—
Long-term debt	905.6	1,119.4	—	1,119.4	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$21.5	$19.6	$43.2	$39.3
Interest cost	41.6	43.6	83.9	87.2
Expected return on plan assets	(55.8)	(54.5)	(111.9)	(109.0)
Amortization:
Prior service credit	(0.6)	(0.7)	(1.3)	(1.4)
Net actuarial loss	29.6	24.9	59.6	49.8
Net periodic benefit cost	$36.3	$32.9	$73.5	$65.9

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$0.4	$0.5	$0.8	$1.0
Interest cost	1.1	1.6	2.1	3.2
Amortization:
Prior service credit	(3.7)	(2.7)	(7.4)	(5.2)
Net actuarial loss	1.1	0.9	2.3	1.6
Net periodic benefit cost	$(1.1)	$0.3	$(2.2)	$0.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended March 31, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2014	$(891.8)	$(145.4)	$21.3	$(1,015.9)
Other comprehensive (loss) income before reclassifications	—	(67.7)	31.4	(36.3)
Amounts reclassified from accumulated other comprehensive loss	17.2	—	(5.7)	11.5
Other comprehensive income (loss)	17.2	(67.7)	25.7	(24.8)
Balance as of March 31, 2015	$(874.6)	$(213.1)	$47.0	$(1,040.7)

Six Months Ended March 31, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	—	(160.6)	43.6	(117.0)
Amounts reclassified from accumulated other comprehensive loss	34.8	—	(10.5)	24.3
Other comprehensive income (loss)	34.8	(160.6)	33.1	(92.7)
Balance as of March 31, 2015	$(874.6)	$(213.1)	$47.0	$(1,040.7)

Three Months Ended March 31, 2014
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2013	$(809.2)	$18.0	$(2.0)	$(793.2)
Other comprehensive income (loss) before reclassifications	—	5.1	(2.0)	3.1
Amounts reclassified from accumulated other comprehensive loss	14.5	—	—	14.5
Other comprehensive income (loss)	14.5	5.1	(2.0)	17.6
Balance as of March 31, 2014	$(794.7)	$23.1	$(4.0)	$(775.6)

Six Months Ended March 31, 2014
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income (loss) before reclassifications	—	14.3	(1.0)	13.3
Amounts reclassified from accumulated other comprehensive loss	29.1	—	(0.3)	28.8
Other comprehensive income (loss)	29.1	14.3	(1.3)	42.1
Balance as of March 31, 2014	$(794.7)	$23.1	$(4.0)	$(775.6)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2015	2014	2015	2014
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(4.3)	$(3.4)	$(8.7)	$(6.6)	(a)
Amortization of net actuarial loss	30.7	25.8	61.9	51.4	(a)
	26.4	22.4	53.2	44.8	Total before tax
	(9.2)	(7.9)	(18.4)	(15.7)	Provision for tax
	$17.2	$14.5	$34.8	$29.1	After tax

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$2.4	$0.8	$3.6	$1.0	Sales
Forward exchange contracts	(7.8)	(1.7)	(13.6)	(2.4)	Cost of Sales
	(5.4)	(0.9)	(10.0)	(1.4)	Total before tax
	(0.3)	0.9	(0.5)	1.1	Provision for tax
	$(5.7)	$—	$(10.5)	$(0.3)	After tax

Total reclassifications	$11.5	$14.5	$24.3	$28.8	After tax
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of March 31, 2015, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 25.5 percent in the three and six months ended March 31, 2015. The effective tax rate was 27.4 percent in the three and six months ended March 31, 2014. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $40.5 million and $38.9 million at March 31, 2015 and September 30, 2014, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $5.6 million and $8.1 million at March 31, 2015 and September 30, 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $22.3 million as of March 31, 2015.
There was no material change in the amount of unrecognized tax benefits in the six months ended March 31, 2015. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $20.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $3.1 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales
Architecture & Software	$674.3	$686.8	$1,382.1	$1,382.7
Control Products & Solutions	876.5	913.7	1,743.1	1,809.5
Total	$1,550.8	$1,600.5	$3,125.2	$3,192.2
Segment operating earnings
Architecture & Software	$200.8	$190.2	$422.2	$402.1
Control Products & Solutions	133.4	111.9	258.8	228.0
Total	334.2	302.1	681.0	630.1
Purchase accounting depreciation and amortization	(5.2)	(5.8)	(10.6)	(10.4)
General corporate – net	(21.4)	(18.9)	(44.2)	(40.6)
Non-operating pension costs	(15.4)	(14.0)	(31.6)	(28.0)
Interest expense	(15.7)	(15.0)	(30.6)	(29.9)
Income before income taxes	$276.5	$248.4	$564.0	$521.2
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended March 31, 2015 and 2014, and of cash flows for the six-month periods ended March 31, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 6, 2015

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

•
acquire businesses that serve as catalysts to organic growth by adding complementary technology, expanding our served market, enhancing our domain expertise or continuing our geographic diversification;

•	deploy human and financial resources to strengthen our technology leadership and our intellectual capital business model;

•	continuously improve quality and customer experience; and

•	drive annual cost productivity.
By implementing the strategy above, we seek to achieve our long-term financial goals, which include revenue growth of 6-8 percent, double-digit EPS growth, return on invested capital in excess of 20 percent and free cash flow of approximately 100 percent of Adjusted Income.
Acquisitions
Our acquisition strategy focuses on products, solutions and services that will be catalytic to the organic growth of our core offerings.
In October 2014, we acquired the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. This acquisition will enable our customers to increase asset utilization and strengthen enterprise risk management.
In January 2014, we acquired Jacobs Automation, a leader in intelligent track motion control technology. This technology improves performance across a wide range of packaging, material handling, and other applications for global machine builders.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2015, sales to U.S. customers accounted for 56 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

•
Industrial Equipment Spending, compiled by the Bureau of Economic Analysis (BEA), which is an economic statistic that provides insight into spending trends in the broad U.S. industrial economy. This measure over the longer term has proven to demonstrate a reasonable correlation with our domestic growth.

•
Capacity Utilization (Total Industry), published by the Federal Reserve, which is an indicator of plant operating activity. Historically there has been a meaningful correlation between Capacity Utilization and levels of U.S. industrial production.

The table below depicts the trends in these indicators since the quarter ended September 2013. In the second quarter of fiscal 2015, all indicators declined sequentially, indicating a softening in the manufacturing sector partially due to lower oil & gas capital spending and a stronger U.S. dollar, not yet offset by incremental investment in consumer-based industries. Although Industrial Production is expected to grow during the second half of fiscal 2015, for the full year U.S. market growth is expected to be lower in fiscal 2015 than in fiscal 2014.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2015 quarter ended:
March 2015	105.6	51.5	236.8	78.8
December 2014	105.9	55.1	242.0	79.5
Fiscal 2014 quarter ended:
September 2014	104.7	56.1	252.6	79.3
June 2014	103.7	55.7	237.2	79.1
March 2014	102.2	54.4	222.7	78.6
December 2013	101.3	56.1	214.5	78.4
Fiscal 2013 quarter ended:
September 2013	100.1	55.6	213.6	77.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the second quarter of 2015, sales to non-U.S. customers accounted for 44 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' Gross Domestic Product (GDP) and Industrial Production as indicators of the growth opportunities in each region where we do business.
Projections of industrial production outside the U.S. still call for higher growth in 2015 compared to 2014, particularly in EMEA where growth is expected to be supported by lower oil prices, a weakening currency and easing monetary policy. In Asia Pacific, China's manufacturing economy decelerated further, mainly due to overcapacity and liquidity concerns. India’s growth prospects continue to improve, benefiting from lower oil prices, infrastructure investment and ongoing government reforms. In Latin America, the economic outlook continues to be mixed, with Brazil, Argentina and Venezuela remaining in recession, but Mexico experiencing stronger growth. Canada’s economy continues to show signs of weakness, impacted by low commodity prices. Despite ongoing weakness in some emerging markets, we still expect automation to grow at a higher rate in these markets over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2015 decreased 3.1 percent compared to the second quarter of 2014. Organic sales increased 2.7 percent year over year, and currency translation reduced sales 6.0 percent. The industries with the strongest growth for the quarter were automotive, consumer-based industries and chemicals.
The following is a summary of our results related to key growth initiatives:

•	Logix sales decreased approximately 1 percent year over year in the second quarter of 2015. Logix organic sales increased approximately 6 percent, with the highest growth rate in Latin America.

•
Process initiative sales decreased approximately 5 percent year over year in the second quarter of 2015. Excluding the impact of currency translation, process initiative sales increased approximately 2 percent.

•
Sales in emerging markets decreased 0.9 percent year over year in the second quarter of 2015. Organic sales in emerging markets increased 8.4 percent year over year. Currency translation reduced sales in emerging markets by 9.3 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and six months ended March 31, 2015 and 2014 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales
Architecture & Software	$674.3	$686.8	$1,382.1	$1,382.7
Control Products & Solutions	876.5	913.7	1,743.1	1,809.5
Total sales (a)	$1,550.8	$1,600.5	$3,125.2	$3,192.2
Segment operating earnings[1]
Architecture & Software	$200.8	$190.2	$422.2	$402.1
Control Products & Solutions	133.4	111.9	258.8	228.0
Total segment operating earnings[2] (b)	334.2	302.1	681.0	630.1
Purchase accounting depreciation and amortization	(5.2)	(5.8)	(10.6)	(10.4)
General corporate — net	(21.4)	(18.9)	(44.2)	(40.6)
Non-operating pension costs	(15.4)	(14.0)	(31.6)	(28.0)
Interest expense	(15.7)	(15.0)	(30.6)	(29.9)
Income before income taxes (c)	276.5	248.4	564.0	521.2
Income tax provision	(70.5)	(68.1)	(143.8)	(142.8)
Net income	$206.0	$180.3	$420.2	$378.4

Diluted EPS	$1.51	$1.28	$3.08	$2.70

Adjusted EPS[3]	$1.59	$1.35	$3.23	$2.82

Diluted weighted average outstanding shares	136.0	140.2	136.5	140.2

Total segment operating margin[2] (b/a)	21.6%	18.9%	21.8%	19.7%

Pre-tax margin (c/a)	17.8%	15.5%	18.0%	16.3%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Purchase accounting depreciation and amortization
Architecture & Software	$1.0	$1.0	$2.1	$1.9
Control Products & Solutions	3.9	4.5	8.0	8.0
Non-operating pension costs
Architecture & Software	5.6	5.1	11.4	10.3
Control Products & Solutions	8.7	8.1	17.8	16.2
The increases in non-operating pension costs in both segments in the three and six months ended March 31, 2015 were primarily due to the decrease in the discount rate used to measure net periodic pension cost for our U.S. pension plans from 5.05 percent in 2014 to 4.50 percent in 2015.

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

The following are the components of operating and non-operating pension costs for the three and six months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$21.5	$19.6	$43.2	$39.3
Amortization of prior service credit	(0.6)	(0.7)	(1.3)	(1.4)
Operating pension costs	20.9	18.9	41.9	37.9

Interest cost	41.6	43.6	83.9	87.2
Expected return on plan assets	(55.8)	(54.5)	(111.9)	(109.0)
Amortization of net actuarial loss	29.6	24.9	59.6	49.8
Non-operating pension costs	15.4	14.0	31.6	28.0

Net periodic pension cost	$36.3	$32.9	$73.5	$65.9

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three and six months ended March 31, 2015 and 2014 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Income from continuing operations	$206.0	$180.3	$420.2	$378.4
Non-operating pension costs	15.4	14.0	31.6	28.0
Tax effect of non-operating pension costs	(5.4)	(5.0)	(11.0)	(10.0)
Adjusted Income	$216.0	$189.3	$440.8	$396.4

Diluted EPS from continuing operations	$1.51	$1.28	$3.08	$2.70
Non-operating pension costs per diluted share	0.12	0.10	0.23	0.19
Tax effect of non-operating pension costs per diluted share	(0.04)	(0.03)	(0.08)	(0.07)
Adjusted EPS	$1.59	$1.35	$3.23	$2.82

Effective tax rate	25.5%	27.4%	25.5%	27.4%
Tax effect of non-operating pension costs	0.5%	0.5%	0.5%	0.4%
Adjusted Effective Tax Rate	26.0%	27.9%	26.0%	27.8%

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2015 Compared to Three and Six Months Ended March 31, 2014

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2015	2014	Change	2015	2014	Change
Sales	$1,550.8	$1,600.5	$(49.7)	$3,125.2	$3,192.2	$(67.0)
Income before income taxes	276.5	248.4	28.1	564.0	521.2	42.8
Diluted EPS	1.51	1.28	0.23	3.08	2.70	0.38
Adjusted EPS	1.59	1.35	0.24	3.23	2.82	0.41
Sales
Our sales decreased 3.1 percent and 2.1 percent in the three and six months ended March 31, 2015, respectively, compared to the three and six months ended March 31, 2014. Organic sales increased 2.7 percent and 2.4 percent in the three and six months ended March 31, 2015, respectively, compared to the three and six months ended March 31, 2014. Currency translation reduced sales by 6.0 percentage points and 4.7 percentage points in the three and six months ended March 31, 2015, respectively.
Pricing contributed approximately 1 percentage point to sales growth in the three and six months ended March 31, 2015.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three and six months ended March 31, 2015 and the change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales[1] vs.
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Three Months Ended March 31, 2014
United States	$863.2	3.6%	3.5%
Canada	85.8	(20.6)%	(10.8)%
Europe, Middle East and Africa (EMEA)	285.9	(15.9)%	1.2%
Asia Pacific	199.4	(0.5)%	3.2%
Latin America	116.5	(2.1)%	12.8%
Total Sales	$1,550.8	(3.1)%	2.7%

		Change vs.	Change in Organic Sales[1] vs.
	Six Months Ended March 31, 2015	Six Months Ended March 31, 2014	Six Months Ended March 31, 2014
United States	$1,700.0	1.8%	1.8%
Canada	185.8	(10.5)%	(1.7)%
Europe, Middle East and Africa (EMEA)	582.8	(12.3)%	0.1%
Asia Pacific	406.6	(0.2)%	3.0%
Latin America	250.0	2.7%	15.5%
Total Sales	$3,125.2	(2.1)%	2.4%
1 Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2015 Compared to Three and Six Months Ended March 31, 2014

•
Sales in the United States increased modestly in the three and six months ended March 31, 2015, with strength in the automotive and consumer industries. In the three months ended March 31, 2015 we experienced declines in the oil and gas industry.

•
Canada sales declined in the three and six months ended March 31, 2015 compared to the same period last year due to the unfavorable impact of foreign currency translation as well as declines in the oil and gas industry.

•
EMEA sales declined year over year in the three and six months ended March 31, 2015 due to the unfavorable impact of currency translation. Organic sales increased slightly in the three months ended March 31, 2015, with growth in both mature and emerging markets. Organic sales were flat in the six months ended March 31, 2015 due to modest organic growth in Western Europe that was largely offset by softness in emerging markets.

•
Asia Pacific sales were flat in the three and six months ended March 31, 2015 compared to the same period last year due to the unfavorable impact of currency translation. Organic sales growth during the current quarter was primarily driven by strength in emerging markets, especially India. Organic sales growth in the six months ended March 31, 2015 was moderate, with similar growth rates between mature and emerging markets.

•
Sales in Latin America were down in the three months ended March 31, 2015 and up slightly in the six months ended March 31, 2015 compared to the same periods last year, with a significant unfavorable impact from currency translation in both periods. In the three and six months ended March 31, 2015, outside of Brazil we experienced broad-based organic growth led by Mexico.

General Corporate - Net
General corporate - net expenses were $21.4 million and $44.2 million in the three and six months ended March 31, 2015, respectively, compared to $18.9 million and $40.6 million in the three and six months ended March 31, 2014, respectively.
Income before Income Taxes
Income before income taxes increased 11 percent and 8 percent year over year in the three and six months ended March 31, 2015, respectively, primarily due to an increase in segment operating earnings, partially offset by higher non-operating pension costs. Total segment operating earnings increased 11 percent and 8 percent year over year in the three and six months ended March 31, 2015, respectively, primarily due to higher organic sales, strong productivity and favorable mix, partially offset by unfavorable currency impact and increased spending.
Income Taxes
The effective tax rate in the three months ended March 31, 2015 was 25.5 percent compared to 27.4 percent in the three months ended March 31, 2014. Our Adjusted Effective Tax Rate in the three months ended March 31, 2015 was 26.0 percent compared to 27.9 percent in the three months ended March 31, 2014. The rates in the second quarter of 2014 included the impact of non-recurring unfavorable prior period tax matters.
The effective tax rate in the six months ended March 31, 2015 was 25.5 percent compared to 27.4 percent in the six months ended March 31, 2014. Our Adjusted Effective Tax Rate in the six months ended March 31, 2015 was 26.0 percent compared to 27.8 percent in the six months ended March 31, 2014. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to non-recurring unfavorable prior period tax matters recognized in the six months ended March 31, 2014 and the retroactive extension of the U.S. federal research and development tax credit for calendar year 2014 during the first quarter of fiscal 2015.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2015 Compared to Three and Six Months Ended March 31, 2014
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2015	2014	Change		2015	2014	Change
Sales	$674.3	$686.8	$(12.5)		$1,382.1	$1,382.7	$(0.6)
Segment operating earnings	200.8	190.2	10.6		422.2	402.1	20.1
Segment operating margin	29.8%	27.7%	2.1	pts	30.5%	29.1%	1.4	pts
Sales
Architecture & Software sales decreased 1.8 percent and were flat in the three and six months ended March 31, 2015, respectively, compared to the three and six months ended March 31, 2014. Architecture & Software organic sales increased 4.8 percent and 4.9 percent year over year in the three and six months ended March 31, 2015, respectively. Currency translation reduced sales by 6.7 percent and 5.1 percent in the three and six months ended March 31, 2015, respectively.
Latin America was the strongest performing region for the segment in the three and six months ended March 31, 2015. Excluding the impact of currency translation, all regions reported positive sales growth in the three and six months ended March 31, 2015, except Asia Pacific, which grew in the six months ended March 31, 2015 but was flat in the current quarter.
Logix sales decreased approximately 1 percent in the three months ended March 31, 2015 and increased approximately 1 percent year over year in the six months ended March 31, 2015. Logix organic sales increased approximately 6 percent and 7 percent year over year in the three and six months ended March 31, 2015, respectively, while currency translation reduced Logix sales by 7 percentage points and 6 percentage points, respectively.
Operating Margin
Architecture & Software segment operating earnings were up 6 percent and 5 percent year over year in the three and six months ended March 31, 2015, respectively. Segment operating margin increased to 29.8 percent and 30.5 percent in the three and six months ended March 31, 2015, respectively, from 27.7 percent and 29.1 percent a year ago, primarily due to higher organic sales and productivity, partially offset by increased spending.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2015 Compared to Three and Six Months Ended March 31, 2014
Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2015	2014	Change		2015	2014	Change
Sales	$876.5	$913.7	$(37.2)		$1,743.1	$1,809.5	$(66.4)
Segment operating earnings	133.4	111.9	21.5		258.8	228.0	30.8
Segment operating margin	15.2%	12.2%	3.0	pts	14.8%	12.6%	2.2	pts
Sales
Control Products & Solutions sales decreased 4.1 percent and 3.7 percent year over year in the three and six months ended March 31, 2015, respectively. Organic sales increased 1.2 percent and 0.5 percent year over year in the three and six months ended March 31, 2015, respectively. Currency translation reduced sales by 5.5 percentage points and 4.4 percentage points in the three and six months ended March 31, 2015, respectively.
The United States and Asia Pacific were the best performing regions for the segment in the three and six months ended March 31, 2015, respectively. Excluding the impact of currency translation, declines in Canada and EMEA in the three and six months ended March 31, 2015 were more than offset by growth in Latin America and Asia Pacific.
Sales in our solutions and services businesses decreased 7 percent and 6 percent in the three and six months ended March 31, 2015, respectively, compared to the three and six months ended March 31, 2014. Organic sales in our solutions and services businesses decreased 2 percent year over year in the three and six months ended March 31, 2015. The net effect of currency translation and acquisitions reduced sales by 5 and 4 percentage points in the three and six months ended March 31, 2015, respectively.
Product sales were flat in the three and six months ended March 31, 2015 compared to the three and six months ended March 31, 2014. Product organic sales increased 5 percent and 4 percent year over year in the three and six months ended March 31, 2015, respectively. Currency translation reduced sales by 5 percentage points and 4 percentage points in the three and six months ended March 31, 2015, respectively.
Operating Margin
Control Products & Solutions segment operating earnings were up 19 percent and 14 percent year over year in the three and six months ended March 31, 2015, respectively. Segment operating margin increased to 15.2 percent and 14.8 percent in the three and six months ended March 31, 2015, respectively, from 12.2 percent and 12.6 percent a year ago, primarily due to higher organic sales, strong productivity and favorable mix.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2015	2014
Cash provided by (used for):
Operating activities	$553.4	$406.3
Investing activities	(93.2)	(256.0)
Financing activities	(171.9)	(112.7)
Effect of exchange rate changes on cash	(76.7)	1.3
Cash provided by continuing operations	$211.6	$38.9
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2015	2014
Cash provided by continuing operating activities	$553.4	$406.3
Capital expenditures	(58.0)	(58.3)
Excess income tax benefit from share-based compensation	6.6	18.6
Free cash flow	$502.0	$366.6
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. U.S. GAAP requires the excess income tax benefit from share-based compensation to be reported as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate performance. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $553.4 million for the six months ended March 31, 2015 compared to $406.3 million for the six months ended March 31, 2014. Free cash flow was a source of $502.0 million for the six months ended March 31, 2015 compared to a source of $366.6 million for the six months ended March 31, 2014. The increase in the cash flow provided by operating activities and the increase in free cash flow in the six months ended March 31, 2015 compared to the six months ended March 31, 2014 is primarily due to strong working capital performance and higher earnings.
We repurchased approximately 2.69 million shares of our common stock under our share repurchase program in the first six months of 2015. The total cost of these shares was $294.4 million, of which $6.1 million was recorded in accounts payable at March 31, 2015 related to 52,878 shares that did not settle until April 2015. We also paid $4.5 million in the first quarter of 2015 for unsettled share repurchases outstanding at September 30, 2014. We repurchased approximately 1.9 million shares of our common stock in the first six months of 2014. The total cost of these shares was $221.4 million, of which $10.0 million was recorded in accounts payable at March 31, 2014 related to 81,000 shares that did not settle until April 2014. Our decision to repurchase additional shares in the remainder of 2015 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2015, we had approximately $757.0 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2014. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of March 31, 2015, approximately 90 percent of our funds were held in these non-U.S. subsidiaries. The percentage of these non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
In February 2015, we issued $600.0 million of aggregate principal amount of long-term notes in a public offering. The offering consisted of $300.0 million in 2.050% notes payable in March 2020 (2020 Notes) and $300.0 million in 2.875% notes payable in March 2025 (2025 Notes), both issued at a discount. This debt offering yielded $594.3 million in net proceeds. We used the net proceeds from the offering primarily to repay our outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount of our 2020 Notes and 2025 Notes to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 0.715 percent for the 2020 Notes and 1.125 percent for the 2025 Notes at March 31, 2015. We have designated these swaps as fair value hedges. The aggregate fair value of the interest rate swap contracts at March 31, 2015 was a net unrealized gain of $0.4 million. The individual contracts were recorded in other assets and other liabilities on the Condensed Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at March 31, 2015. At September 30, 2014, commercial paper borrowings outstanding were $325.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of seven days. Our debt-to-total-capital ratio was 37.0 percent at March 31, 2015 and 31.6 percent at September 30, 2014.
On March 24, 2015, we replaced our former five-year $750.0 million unsecured revolving credit facility with a new five-year $1.0 billion unsecured revolving credit facility expiring in March 2020. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against either credit facility during the periods ended March 31, 2015 or September 30, 2014. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $116.2 million at March 31, 2015 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2015 and September 30, 2014 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2015 and September 30, 2014. There are no significant commitment fees or compensating balance requirements under either of our credit facilities.
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
The following is a summary of our credit ratings as of March 31, 2015:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at March 31, 2015, there has been no material change to this information, except as discussed below.
In February 2015, we issued an aggregate of $600.0 million principal amount of our 2.050% notes due 2020 and 2.875% notes due 2025. The debt offering yielded approximately $594.3 million of net proceeds, which we used primarily to repay outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes. Interest payable under the new debt will be $9.1 million for the balance of 2015, $14.8 million in 2016, $14.8 million in 2017, $14.8 million in 2018, $14.8 million in 2019 and $49.2 million thereafter. These amounts assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The interest amounts for these notes exclude the amounts to be paid or received under interest rate swap contracts, the $0.4 million fair value adjustment recorded for the interest rate swap contracts, and the unamortized discount of $0.6 million. See Note 5 in the Condensed Consolidated Financial Statements for more information regarding our long-term debt and Note 8 in the Condensed Consolidated Financial Statements for more information regarding our interest rate swap contracts.

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency exchange rates affect our reported sales. Sales by acquired businesses also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional and operating segment performance from the activities of our businesses without the effect of changes in currency exchange rates and acquisitions. We use organic sales as one measure to monitor and evaluate our regional and operating segment performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. When we acquire businesses, we exclude sales in the current period for which there are no comparable sales in the prior period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year. We attribute sales to the geographic regions based on the country of destination.
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$863.2	$1.1	$864.3	$(2.0)	$862.3	$832.9
Canada	85.8	10.6	96.4	—	96.4	108.1
Europe, Middle East and Africa	285.9	58.4	344.3	(0.2)	344.1	340.0
Asia Pacific	199.4	7.6	207.0	—	207.0	200.5
Latin America	116.5	17.7	134.2	—	134.2	119.0
Total Company Sales	$1,550.8	$95.4	$1,646.2	$(2.2)	$1,644.0	$1,600.5

	Six Months Ended March 31, 2015					Six Months Ended March 31, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$1,700.0	$1.7	$1,701.7	$(3.0)	$1,698.7	$1,669.3
Canada	185.8	18.4	204.2	—	204.2	207.7
Europe, Middle East and Africa	582.8	84.9	667.7	(2.7)	665.0	664.4
Asia Pacific	406.6	13.1	419.7	—	419.7	407.3
Latin America	250.0	31.3	281.3	—	281.3	243.5
Total Company Sales	$3,125.2	$149.4	$3,274.6	$(5.7)	$3,268.9	$3,192.2

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$674.3	$45.8	$720.1	$(0.6)	$719.5	$686.8
Control Products & Solutions	876.5	49.6	926.1	(1.6)	924.5	913.7
Total Company Sales	$1,550.8	$95.4	$1,646.2	$(2.2)	$1,644.0	$1,600.5

	Six Months Ended March 31, 2015					Six Months Ended March 31, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,382.1	$71.2	$1,453.3	$(2.2)	$1,451.1	$1,382.7
Control Products & Solutions	1,743.1	78.2	1,821.3	(3.5)	1,817.8	1,809.5
Total Company Sales	$3,125.2	$149.4	$3,274.6	$(5.7)	$3,268.9	$3,192.2

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at March 31, 2015, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at March 31, 2015, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at March 31, 2015, there has been no material change to this information, except as discussed below.
In February 2015, we issued an aggregate of $600.0 million principal amount of our 2.050% notes due 2020 and 2.875% notes due 2025. The fair value and carrying value of this debt was $600.4 million at March 31, 2015. To manage interest rate risk associated with this issuance, we entered into interest rate swaps designated as fair value hedges that effectively converted these notes from fixed rate debt to floating rate debt based on three-month LIBOR plus a fixed spread. The fair value of these interest rate swaps at March 31, 2015 was a net unrealized gain of $0.4 million.
During the second quarter of 2015, we entered into foreign currency forward exchange contracts with an aggregate gross notional amount of $452.1 million in order to hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The fair value of our foreign currency forward exchange contracts designated as net investment hedges was a net unrealized loss of $6.4 million at March 31, 2015.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at March 31, 2015, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at March 31, 2015, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2015	454,000	$106.49	454,000	$835,680,517
February 1 - 28, 2015	286,713	115.81	285,000	802,671,391
March 1 - 31, 2015	401,464	113.87	401,464	756,955,871
Total	1,142,177	111.43	1,140,464

(1)
All of the shares purchased during the quarter ended March 31, 2015 were acquired pursuant to the repurchase program described in (3) below, except for 1,713 shares that were acquired in February 2015 in connection with stock swap exercises of employee stock options.

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

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 4.1	—	Form of certificate for the Company's 2.050% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
Exhibit 4.2	—	Form of certificate for the Company's 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
Exhibit 10	—
$1,000,000,000 Five-Year Credit Agreement dated as of March 24, 2015 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Goldman Sachs Bank USA, as Syndication Agents, and The Bank of New York Mellon, BMO Harris Bank N.A., Citibank, N.A., Deutsche Bank Securities Inc., The Northern Trust Company, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated March 27, 2015, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 6, 2015	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2015	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
4.1	Form of certificate for the Company's 2.050% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4.2	Form of certificate for the Company's 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
10
$1,000,000,000 Five-Year Credit Agreement dated as of March 24, 2015 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Goldman Sachs Bank USA, as Syndication Agents, and The Bank of New York Mellon, BMO Harris Bank N.A., Citibank, N.A., Deutsche Bank Securities Inc., The Northern Trust Company, PNC Bank, National Association, U.S. Bank National Association and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated March 27, 2015, is hereby incorporated by reference.

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