Form 10-Q
period 2015-06-30
ROCKWELL AUTOMATION INC
filed 2015-08-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
134,105,606 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2015.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,567.2	$1,191.3
Short-term investments	590.6	628.5
Receivables	1,084.3	1,215.8
Inventories	599.4	588.4
Deferred income taxes	151.8	163.5
Other current assets	181.6	146.7
Total current assets	4,174.9	3,934.2
Property, net of accumulated depreciation of $1,305.2 and $1,255.5, respectively	590.7	632.9
Goodwill	1,043.3	1,050.6
Other intangible assets, net	241.2	246.2
Deferred income taxes	193.6	205.7
Other assets	162.8	159.9
Total	$6,406.5	$6,229.5
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$—	$325.0
Accounts payable	547.1	520.6
Compensation and benefits	209.8	277.7
Advance payments from customers and deferred revenue	212.0	196.5
Customer returns, rebates and incentives	169.0	184.0
Other current liabilities	278.1	188.3
Total current liabilities	1,416.0	1,692.1
Long-term debt	1,492.2	905.6
Retirement benefits	727.2	767.9
Other liabilities	215.1	205.8
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,541.9	1,512.3
Retained earnings	5,115.3	4,839.6
Accumulated other comprehensive loss	(1,015.4)	(948.0)
Common stock in treasury, at cost (shares held: June 30, 2015, 47.3; September 30, 2014, 44.7)	(3,267.2)	(2,927.2)
Total shareowners’ equity	2,556.0	2,658.1
Total	$6,406.5	$6,229.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales
Products and solutions	$1,410.5	$1,481.2	$4,214.8	$4,332.6
Services	164.7	168.3	485.6	509.1
	1,575.2	1,649.5	4,700.4	4,841.7
Cost of sales
Products and solutions	(782.2)	(849.8)	(2,327.6)	(2,485.3)
Services	(114.8)	(118.2)	(333.9)	(355.4)
	(897.0)	(968.0)	(2,661.5)	(2,840.7)
Gross profit	678.2	681.5	2,038.9	2,001.0
Selling, general and administrative expenses	(376.4)	(394.4)	(1,145.7)	(1,172.3)
Other (expense) income	(0.8)	1.3	2.4	10.8
Interest expense	(16.4)	(14.4)	(47.0)	(44.3)
Income before income taxes	284.6	274.0	848.6	795.2
Income tax provision	(78.5)	(74.3)	(222.3)	(217.1)
Net income	$206.1	$199.7	$626.3	$578.1
Earnings per share:
Basic	$1.53	$1.44	$4.64	$4.17
Diluted	$1.52	$1.43	$4.60	$4.12
Cash dividends per share	$1.30	$1.16	$2.60	$2.32
Weighted average outstanding shares:
Basic	134.3	138.0	134.9	138.3
Diluted	135.5	139.6	136.1	140.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$206.1	$199.7	$626.3	$578.1
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $9.0, $7.9, $27.4 and $23.6)	17.4	14.6	52.2	43.7
Currency translation adjustments	27.4	1.2	(133.2)	15.5
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($2.6), $1.6, $5.0 and $2.4)	(19.5)	(0.8)	13.6	(2.1)
Other comprehensive income (loss)	25.3	15.0	(67.4)	57.1
Comprehensive income	$231.4	$214.7	$558.9	$635.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2015	2014
Operating activities:
Net income	$626.3	$578.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	99.6	91.6
Amortization of intangible assets	21.3	22.8
Share-based compensation expense	31.4	32.1
Retirement benefit expense	106.4	100.0
Pension contributions	(30.9)	(32.7)
Net (gain) loss on disposition of property	(1.0)	0.1
Income tax benefit from the exercise of stock options	—	0.1
Excess income tax benefit from share-based compensation	(12.2)	(29.1)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	60.7	15.1
Inventories	(45.0)	(42.3)
Accounts payable	53.4	31.4
Advance payments from customers and deferred revenue	26.2	25.5
Compensation and benefits	(58.1)	(21.3)
Income taxes	(12.7)	(29.1)
Other assets and liabilities	(25.7)	(34.9)
Cash provided by operating activities	839.7	707.4

Investing activities:
Capital expenditures	(83.2)	(96.4)
Acquisition of businesses, net of cash acquired	(21.2)	(81.5)
Purchases of short-term investments	(470.8)	(487.0)
Proceeds from maturities of short-term investments	501.8	285.3
Proceeds from sale of property	2.0	0.3
Other investing activities	—	(3.4)
Cash used for investing activities	(71.4)	(382.7)

Financing activities:
Net (repayment) issuance of short-term debt	(325.0)	100.9
Issuance of long-term debt, net of discount and issuance costs	594.3	—
Cash dividends	(263.3)	(240.9)
Purchases of treasury stock	(404.8)	(345.2)
Proceeds from the exercise of stock options	55.5	104.7
Excess income tax benefit from share-based compensation	12.2	29.1
Other financing activities	(1.6)	—
Cash used for financing activities	(332.7)	(351.4)

Effect of exchange rate changes on cash	(59.7)	0.9

Increase (decrease) in cash and cash equivalents	375.9	(25.8)
Cash and cash equivalents at beginning of period	1,191.3	1,200.9
Cash and cash equivalents at end of period	$1,567.2	$1,175.1
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. (the Company or Rockwell Automation), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. The results of operations for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $25.5 million at June 30, 2015 and $19.4 million at September 30, 2014. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.7 million at June 30, 2015 and $11.6 million at September 30, 2014.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$206.1	$199.7	$626.3	$578.1
Less: Allocation to participating securities	(0.3)	(0.3)	(0.5)	(0.8)
Net income available to common shareowners	$205.8	$199.4	$625.8	$577.3
Basic weighted average outstanding shares	134.3	138.0	134.9	138.3
Effect of dilutive securities
Stock options	1.1	1.4	1.1	1.5
Performance shares	0.1	0.2	0.1	0.2
Diluted weighted average outstanding shares	135.5	139.6	136.1	140.0
Earnings per share:
Basic	$1.53	$1.44	$4.64	$4.17
Diluted	$1.52	$1.43	$4.60	$4.12
For the three and nine months ended June 30, 2015, share-based compensation awards for 1.2 million shares and 1.5 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2014, share-based compensation awards for 0.6 million shares and 0.8 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued a new standard on revenue recognition from contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for us for reporting periods beginning October 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.2 million and $31.4 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2015, respectively. We recognized $10.2 million and $32.1 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2014, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Nine Months Ended June 30,
	2015		2014
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,038	$26.70	935	$34.00
Performance shares	87	103.70	69	108.48
Restricted stock and restricted stock units	51	115.10	52	109.56
Unrestricted stock	7	111.43	8	108.86
3. Inventories
Inventories consist of (in millions):

	June 30, 2015	September 30, 2014
Finished goods	$249.4	$240.3
Work in process	171.2	156.9
Raw materials, parts and supplies	178.8	191.2
Inventories	$599.4	$588.4
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2015 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2014	$395.6	$655.0	$1,050.6
Acquisition of business	—	14.9	14.9
Translation and other	(4.8)	(17.4)	(22.2)
Balance as of June 30, 2015	$390.8	$652.5	$1,043.3

During the nine months ended June 30, 2015, we recognized goodwill of $14.9 million and intangible assets of $5.4 million resulting from the acquisition of the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. We assigned the full amount of goodwill related to ESC Services, Inc. to our Control Products & Solutions segment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of (in millions):

	June 30, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$88.7	$93.7
Customer relationships	89.9	49.7	40.2
Technology	84.3	43.0	41.3
Trademarks	33.1	16.0	17.1
Other	15.0	9.8	5.2
Total amortized intangible assets	404.7	207.2	197.5
Intangible assets not subject to amortization	43.7	—	43.7
Total	$448.4	$207.2	$241.2

	September 30, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$169.1	$82.5	$86.6
Customer relationships	89.8	45.4	44.4
Technology	84.0	38.2	45.8
Trademarks	33.7	14.0	19.7
Other	15.5	9.5	6.0
Total amortized intangible assets	392.1	189.6	202.5
Intangible assets not subject to amortization	43.7	—	43.7
Total	$435.8	$189.6	$246.2
The Allen-Bradley® trademark has an indefinite life and therefore is not subject to amortization.
Estimated amortization expense is $29.7 million in 2015, $30.9 million in 2016, $26.9 million in 2017, $20.9 million in 2018 and $17.6 million in 2019.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2015 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	June 30, 2015	September 30, 2014
5.65% notes, payable in December 2017	$250.0	$250.0
2.050% notes, payable in March 2020	298.5	—
2.875% notes, payable in March 2025	288.7	—
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(45.0)	(44.4)
Long-term debt	$1,492.2	$905.6

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
Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount of our 2020 Notes and 2025 Notes to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 0.721 percent for the 2020 Notes and 1.131 percent for the 2025 Notes at June 30, 2015. We have designated these swaps as fair value hedges. The aggregate fair value of the interest rate swap contracts at June 30, 2015 was a net unrealized loss of $12.8 million. The individual contracts are recorded in other liabilities on the Condensed Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 8.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at June 30, 2015. Commercial paper borrowings outstanding were $325.0 million at September 30, 2014. The weighted average interest rate of the commercial paper outstanding was 0.17 percent at September 30, 2014.
On March 24, 2015, we replaced our former five-year $750.0 million unsecured revolving credit facility with a new five-year $1.0 billion unsecured revolving credit facility expiring in March 2020. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against either credit facility during the periods ended June 30, 2015 or September 30, 2014.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2015	September 30, 2014
Unrealized losses on foreign exchange contracts	$29.6	$5.8
Product warranty obligations	30.5	34.1
Taxes other than income taxes	35.0	37.2
Accrued interest	16.2	15.6
Dividends payable	87.2	—
Income taxes payable	34.1	41.0
Other	45.5	54.6
Other current liabilities	$278.1	$188.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Changes in product warranty obligations for the nine months ended June 30, 2015 and 2014 are (in millions):

	Nine Months Ended June 30,
	2015	2014
Balance at beginning of period	$34.1	$36.9
Accruals for warranties issued during the current period	20.0	23.3
Adjustments to pre-existing warranties	(2.7)	(2.7)
Settlements of warranty claims	(20.9)	(20.8)
Balance at end of period	$30.5	$36.7

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
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At June 30, 2015, we had a U.S. dollar-equivalent gross notional amount of $735.6 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income related to cash flow hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Forward exchange contracts	$(8.0)	$(1.7)	$42.7	$(0.8)
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales	$(2.0)	$(0.6)	$(5.6)	$(1.6)
Cost of sales	16.1	(2.0)	29.7	0.4
Total	$14.1	$(2.6)	$24.1	$(1.2)
Approximately $28.8 million ($24.6 million after tax) of net unrealized gains on cash flow hedges as of June 30, 2015 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At June 30, 2015, we had a gross notional amount of $431.2 million of foreign currency forward exchange contracts and $14.1 million of foreign currency denominated debt designated as net investment hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income related to net investment hedges that would have been recorded in the Condensed Consolidated Statement of Operations had they not been so designated was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Forward exchange contracts	$(10.2)	$—	$(16.6)	$—
Foreign currency denominated debt	(0.8)	(0.4)	0.6	(0.9)
Total	$(11.0)	$(0.4)	$(16.0)	$(0.9)
Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million in aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At June 30, 2015, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.
The pre-tax amount of net losses recognized within the Condensed Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains on the hedged debt instruments during the periods presented, was (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest expense	$(13.2)	$—	$(12.8)	$—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Condensed Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At June 30, 2015, we had a U.S. dollar-equivalent gross notional amount of $263.8 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Condensed Consolidated Statement of Operations was (millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Other (expense) income	$(0.1)	$(5.2)	$15.2	$1.3
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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on observable market inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during the nine months ended June 30, 2015. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,430.6 million at June 30, 2015. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Swiss franc, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, Singapore dollar/USD, and Swiss franc/Canadian dollar.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Derivative Instruments and Fair Value Measurement (continued)

Assets and liabilities measured at fair value on a recurring basis and their location in our Condensed Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	September 30, 2014
Forward exchange contracts	Other current assets	$34.3	$13.1
Forward exchange contracts	Other assets	4.6	5.0
Forward exchange contracts	Other current liabilities	(27.4)	(4.1)
Forward exchange contracts	Other liabilities	(0.7)	(0.3)
Interest rate swap contracts	Other liabilities	(12.8)	—
Total		$(2.0)	$13.7

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	September 30, 2014
Forward exchange contracts	Other current assets	$20.9	$3.5
Forward exchange contracts	Other current liabilities	(2.2)	(1.8)
Total		$18.7	$1.7

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
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2015
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,567.2	$1,567.2	$1,491.6	$75.6	$—
Short-term investments	590.6	590.6	—	590.6	—
Short-term debt	—	—	—	—	—
Long-term debt	1,492.2	1,659.8	—	1,659.8	—

	September 30, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,191.3	$1,191.3	$1,154.2	$37.1	$—
Short-term investments	628.5	628.5	—	628.5	—
Short-term debt	325.0	325.0	—	325.0	—
Long-term debt	905.6	1,119.4	—	1,119.4	—

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$21.3	$19.7	$64.5	$59.0
Interest cost	41.7	43.6	125.6	130.8
Expected return on plan assets	(55.7)	(54.5)	(167.6)	(163.5)
Amortization:
Prior service credit	(0.7)	(0.7)	(2.0)	(2.1)
Net actuarial loss	29.6	25.0	89.2	74.8
Net periodic benefit cost	$36.2	$33.1	$109.7	$99.0

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$0.4	$0.5	$1.2	$1.5
Interest cost	1.0	1.7	3.1	4.9
Amortization:
Prior service credit	(3.7)	(2.6)	(11.1)	(7.8)
Net actuarial loss	1.2	0.8	3.5	2.4
Net periodic benefit cost	$(1.1)	$0.4	$(3.3)	$1.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended June 30, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2015	$(874.6)	$(213.1)	$47.0	$(1,040.7)
Other comprehensive income (loss) before reclassifications	—	27.4	(6.1)	21.3
Amounts reclassified from accumulated other comprehensive loss	17.4	—	(13.4)	4.0
Other comprehensive income (loss)	17.4	27.4	(19.5)	25.3
Balance as of June 30, 2015	$(857.2)	$(185.7)	$27.5	$(1,015.4)

Nine Months Ended June 30, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	—	(133.2)	37.5	(95.7)
Amounts reclassified from accumulated other comprehensive loss	52.2	—	(23.9)	28.3
Other comprehensive income (loss)	52.2	(133.2)	13.6	(67.4)
Balance as of June 30, 2015	$(857.2)	$(185.7)	$27.5	$(1,015.4)

Three Months Ended June 30, 2014
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2014	$(794.7)	$23.1	$(4.0)	$(775.6)
Other comprehensive income (loss) before reclassifications	—	1.2	(3.3)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	14.6	—	2.5	17.1
Other comprehensive income (loss)	14.6	1.2	(0.8)	15.0
Balance as of June 30, 2014	$(780.1)	$24.3	$(4.8)	$(760.6)

Nine Months Ended June 30, 2014
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive income (loss) before reclassifications	—	15.5	(4.3)	11.2
Amounts reclassified from accumulated other comprehensive loss	43.7	—	2.2	45.9
Other comprehensive income (loss)	43.7	15.5	(2.1)	57.1
Balance as of June 30, 2014	$(780.1)	$24.3	$(4.8)	$(760.6)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2015	2014	2015	2014
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(4.4)	$(3.3)	$(13.1)	$(9.9)	(a)
Amortization of net actuarial loss	30.8	25.8	92.7	77.2	(a)
	26.4	22.5	79.6	67.3	Total before tax
	(9.0)	(7.9)	(27.4)	(23.6)	Provision for tax
	$17.4	$14.6	$52.2	$43.7	After tax

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$2.0	$0.6	$5.6	$1.6	Sales
Forward exchange contracts	(16.1)	2.0	(29.7)	(0.4)	Cost of sales
	(14.1)	2.6	(24.1)	1.2	Total before tax
	0.7	(0.1)	0.2	1.0	Provision for tax
	$(13.4)	$2.5	$(23.9)	$2.2	After tax

Total reclassifications	$4.0	$17.1	$28.3	$45.9	After tax
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of June 30, 2015, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 27.6 percent and 26.2 percent in the three and nine months ended June 30, 2015, respectively, compared to 27.1 percent and 27.3 percent in the three and nine months ended June 30, 2014, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates.
The amount of gross unrecognized tax benefits was $40.5 million and $38.9 million at June 30, 2015 and September 30, 2014, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $5.8 million and $8.1 million at June 30, 2015 and September 30, 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $22.5 million as of June 30, 2015.
There was no material change in the amount of unrecognized tax benefits in the nine months ended June 30, 2015. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $22.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $5.1 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales
Architecture & Software	$683.5	$715.2	$2,065.6	$2,097.9
Control Products & Solutions	891.7	934.3	2,634.8	2,743.8
Total	$1,575.2	$1,649.5	$4,700.4	$4,841.7
Segment operating earnings
Architecture & Software	$199.9	$204.8	$622.1	$606.9
Control Products & Solutions	143.8	121.3	402.6	349.3
Total	343.7	326.1	1,024.7	956.2
Purchase accounting depreciation and amortization	(5.2)	(5.5)	(15.8)	(15.9)
General corporate – net	(21.9)	(18.1)	(66.1)	(58.7)
Non-operating pension costs	(15.6)	(14.1)	(47.2)	(42.1)
Interest expense	(16.4)	(14.4)	(47.0)	(44.3)
Income before income taxes	$284.6	$274.0	$848.6	$795.2
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended June 30, 2015 and 2014, and of cash flows for the nine-month periods ended June 30, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 4, 2015

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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the third quarter of 2015, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•
The Industrial Production Index (IP), published by the Federal Reserve, which measures the real output of manufacturing, mining and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2007. Historically there has been a meaningful correlation between the changes in the Industrial Production Index and the level of automation investment made by our U.S. customers in their manufacturing base.

•
The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which is an indicator of the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

•
Industrial Equipment Spending, compiled by the Bureau of Economic Analysis, which is an economic statistic that provides insight into spending trends in the broad U.S. industrial economy. This measure over the longer term has proven to demonstrate a reasonable correlation with our domestic growth.

•
Capacity Utilization (Total Industry), published by the Federal Reserve, which is an indicator of plant operating activity. Historically there has been a meaningful correlation between Capacity Utilization and levels of U.S. industrial production.

The table below depicts the trends in these indicators since the quarter ended September 2013. In the third quarter of fiscal 2015, economic indicators were mixed with IP and Capacity Utilization declining sequentially indicating some softening in the manufacturing sector.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2015 quarter ended:
June 2015	105.6	53.5	234.6	78.4
March 2015	105.9	51.5	224.9	79.1
December 2014	105.9	55.1	226.1	79.5
Fiscal 2014 quarter ended:
September 2014	104.7	56.1	229.2	79.3
June 2014	103.7	55.7	224.1	79.1
March 2014	102.2	54.4	215.8	78.6
December 2013	101.3	56.1	204.0	78.4
Fiscal 2013 quarter ended:
September 2013	100.1	55.6	206.7	77.9
Note: Economic indicators are subject to revisions by the issuing organizations.

ROCKWELL AUTOMATION, INC.

Non-U.S. Economic Trends
In the third quarter of 2015, sales outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' Gross Domestic Product and Industrial Production as indicators of the growth opportunities in each region where we do business.
Industrial production growth projections outside the U.S. for 2015 were lowered in all regions except in EMEA where growth is still expected to improve year over year supported by lower oil prices and a weaker currency. In Asia Pacific, China's manufacturing economy softened further, mainly due to overcapacity and liquidity concerns. India’s growth remains strong, benefiting from lower commodity prices, infrastructure investment and economic reforms. In Latin America, the economic outlook weakened further with Brazil, Argentina and Venezuela in recession, although Mexico is still expected to grow. Canada’s economy continues to show signs of weakness, impacted by low commodity prices. Despite ongoing weakness in some emerging countries, we still expect the automation market to grow at a higher rate in these countries over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2015 decreased 4.5 percent compared to the third quarter of 2014. Organic sales increased 2.2 percent year over year, and currency translation reduced sales 6.8 percent. The industries with the strongest growth for the quarter were the automotive and consumer industries.
The following is a summary of our results related to key growth initiatives:

•	Logix sales decreased approximately 4 percent year over year in the third quarter of 2015. Logix organic sales increased approximately 3.5 percent, with the highest growth rate in the United States.

•
Process initiative sales decreased approximately 10 percent year over year in the third quarter of 2015. Excluding the impact of currency translation, process initiative sales decreased approximately 3 percent.

•
Sales in emerging markets decreased 5.5 percent year over year in the third quarter of 2015. Organic sales in emerging markets increased 5.8 percent year over year. Currency translation reduced sales in emerging markets by 11.3 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2015 and 2014 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Sales
Architecture & Software	$683.5	$715.2	$2,065.6	$2,097.9
Control Products & Solutions	891.7	934.3	2,634.8	2,743.8
Total sales (a)	$1,575.2	$1,649.5	$4,700.4	$4,841.7
Segment operating earnings[1]
Architecture & Software	$199.9	$204.8	$622.1	$606.9
Control Products & Solutions	143.8	121.3	402.6	349.3
Total segment operating earnings[2] (b)	343.7	326.1	1,024.7	956.2
Purchase accounting depreciation and amortization	(5.2)	(5.5)	(15.8)	(15.9)
General corporate — net	(21.9)	(18.1)	(66.1)	(58.7)
Non-operating pension costs	(15.6)	(14.1)	(47.2)	(42.1)
Interest expense	(16.4)	(14.4)	(47.0)	(44.3)
Income before income taxes (c)	284.6	274.0	848.6	795.2
Income tax provision	(78.5)	(74.3)	(222.3)	(217.1)
Net income	$206.1	$199.7	$626.3	$578.1

Diluted EPS	$1.52	$1.43	$4.60	$4.12

Adjusted EPS[3]	$1.59	$1.49	$4.82	$4.32

Diluted weighted average outstanding shares	135.5	139.6	136.1	140.0

Total segment operating margin[2] (b/a)	21.8%	19.8%	21.8%	19.7%

Pre-tax margin (c/a)	18.1%	16.6%	18.1%	16.4%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension costs, interest expense and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Purchase accounting depreciation and amortization
Architecture & Software	$1.1	$1.1	$3.2	$3.0
Control Products & Solutions	3.8	4.2	11.8	12.2
Non-operating pension costs
Architecture & Software	5.6	5.2	17.0	15.5
Control Products & Solutions	8.8	8.1	26.6	24.3
The increases in non-operating pension costs in both segments for the three and nine months ended June 30, 2015 were primarily due to the decrease in the discount rate used to measure net periodic pension cost for our U.S. pension plans from 5.05 percent in 2014 to 4.50 percent in 2015.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects. Non-operating pension costs include defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impact of any plan curtailments or settlements. These components of net periodic pension cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following are the components of operating and non-operating pension costs for the three and nine months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$21.3	$19.7	$64.5	$59.0
Amortization of prior service credit	(0.7)	(0.7)	(2.0)	(2.1)
Operating pension costs	20.6	19.0	62.5	56.9

Interest cost	41.7	43.6	125.6	130.8
Expected return on plan assets	(55.7)	(54.5)	(167.6)	(163.5)
Amortization of net actuarial loss	29.6	25.0	89.2	74.8
Non-operating pension costs	15.6	14.1	47.2	42.1

Net periodic pension cost	$36.2	$33.1	$109.7	$99.0

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate for the three and nine months ended June 30, 2015 and 2014 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Income from continuing operations	$206.1	$199.7	$626.3	$578.1
Non-operating pension costs	15.6	14.1	47.2	42.1
Tax effect of non-operating pension costs	(5.4)	(5.1)	(16.4)	(15.1)
Adjusted Income	$216.3	$208.7	$657.1	$605.1

Diluted EPS from continuing operations	$1.52	$1.43	$4.60	$4.12
Non-operating pension costs per diluted share	0.11	0.10	0.34	0.30
Tax effect of non-operating pension costs per diluted share	(0.04)	(0.04)	(0.12)	(0.10)
Adjusted EPS	$1.59	$1.49	$4.82	$4.32

Effective tax rate	27.6%	27.1%	26.2%	27.3%
Tax effect of non-operating pension costs	0.3%	0.5%	0.4%	0.4%
Adjusted Effective Tax Rate	27.9%	27.6%	26.6%	27.7%

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2015 Compared to Three and Nine Months Ended June 30, 2014

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2015	2014	Change	2015	2014	Change
Sales	$1,575.2	$1,649.5	$(74.3)	$4,700.4	$4,841.7	$(141.3)
Income before income taxes	284.6	274.0	10.6	848.6	795.2	53.4
Diluted EPS	1.52	1.43	0.09	4.60	4.12	0.48
Adjusted EPS	1.59	1.49	0.10	4.82	4.32	0.50
Sales
Our sales decreased 4.5 percent and 2.9 percent in the three and nine months ended June 30, 2015, respectively, compared to the three and nine months ended June 30, 2014. Organic sales increased 2.2 percent and 2.3 percent in the three and nine months ended June 30, 2015, respectively, compared to the three and nine months ended June 30, 2014. Currency translation reduced sales by 6.8 percentage points and 5.4 percentage points during the same respective periods.
Pricing contributed less than 2 percentage points and approximately 1 percentage point to sales growth in the three and nine months ended June 30, 2015, respectively.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three and nine months ended June 30, 2015 and the change from the same periods a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales[1] vs.
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Three Months Ended June 30, 2014
United States	$872.4	3.1%	3.1%
Canada	93.1	(17.8)%	(7.5)%
Europe, Middle East and Africa (EMEA)	285.4	(15.2)%	4.3%
Asia Pacific	215.0	(2.5)%	1.5%
Latin America	109.3	(17.9)%	1.1%
Total Sales	$1,575.2	(4.5)%	2.2%

		Change vs.	Change in Organic Sales[1] vs.
	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2014
United States	$2,572.4	2.3%	2.2%
Canada	278.9	(13.1)%	(3.7)%
Europe, Middle East and Africa (EMEA)	868.2	(13.3)%	1.5%
Asia Pacific	621.6	(1.0)%	2.5%
Latin America	359.3	(4.6)%	10.4%
Total Sales	$4,700.4	(2.9)%	2.3%
1 Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2015 Compared to Three and Nine Months Ended June 30, 2014

•	Sales in the United States increased modestly in the three and nine months ended June 30, 2015, with strength in the automotive and consumer industries offset by declines in the oil and gas industry.

•
Canada sales declined in the three and nine months ended June 30, 2015 compared to the same periods last year due to the unfavorable impact of foreign currency translation as well as declines in the oil and gas industry.

•
EMEA sales declined year over year in the three and nine months ended June 30, 2015 due to the unfavorable impact of currency translation. Organic sales increased in the third quarter of 2015, primarily driven by strength in emerging countries. Organic sales in the nine months ended June 30, 2015 grew in both mature and emerging countries.

•
Asia Pacific sales decreased in the three and nine months ended June 30, 2015 compared to the same periods last year due to the unfavorable impact of currency translation. Organic sales growth in the three and nine months ended June 30, 2015 was primarily driven by strength in emerging countries, especially India.

•
Sales in Latin America were down in the three and nine months ended June 30, 2015 due to the unfavorable impact from currency translation in both periods. Organic growth in the three and nine months ended June 30, 2015 was led by Mexico.

General Corporate - Net
General corporate - net expenses were $21.9 million and $66.1 million in the three and nine months ended June 30, 2015, respectively, compared to $18.1 million and $58.7 million in the three and nine months ended June 30, 2014, respectively.
Income before Income Taxes
Income before income taxes increased 4 percent and 7 percent year over year in the three and nine months ended June 30, 2015, respectively, primarily due to an increase in segment operating earnings, partially offset by higher general corporate-net expenses and non-operating pension costs. Total segment operating earnings increased 5 percent and 7 percent year over year in the three and nine months ended June 30, 2015, respectively, primarily due to higher organic sales and strong productivity, partially offset by unfavorable currency impact and increased spending.
Income Taxes
The effective tax rate for the three months ended June 30, 2015 was 27.6 percent compared to 27.1 percent in the three months ended June 30, 2014. Our Adjusted Effective Tax Rate for the three months ended June 30, 2015 was 27.9 percent compared to 27.6 percent in the three months ended June 30, 2014. The increases in the effective tax rate and Adjusted Effective Tax Rate were primarily due to a difference in the mix of pre-tax income across regions, partially offset by non-recurring unfavorable prior period tax matters recognized in the third quarter of fiscal 2014.
The effective tax rate for the nine months ended June 30, 2015 was 26.2 percent compared to 27.3 percent for the nine months ended June 30, 2014. Our Adjusted Effective Tax Rate for the nine months ended June 30, 2015 was 26.6 percent compared to 27.7 percent in the nine months ended June 30, 2014. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to non-recurring unfavorable prior period tax matters recognized in the nine months ended June 30, 2014 and the retroactive extension of the U.S. federal research and development tax credit for calendar year 2014 during the first quarter of fiscal 2015.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2015 Compared to Three and Nine Months Ended June 30, 2014
Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2015	2014	Change		2015	2014	Change
Sales	$683.5	$715.2	$(31.7)		$2,065.6	$2,097.9	$(32.3)
Segment operating earnings	199.9	204.8	(4.9)		622.1	606.9	15.2
Segment operating margin	29.2%	28.6%	0.6	pts	30.1%	28.9%	1.2	pts
Sales
Architecture & Software sales decreased 4.4 percent and 1.5 percent in the three and nine months ended June 30, 2015, respectively, compared to the three and nine months ended June 30, 2014. Architecture & Software organic sales increased 3.1 percent and 4.3 percent year over year in the three and nine months ended June 30, 2015, respectively. Currency translation reduced sales by 7.5 percent and 5.9 percent during the same respective periods.
The United States was the strongest performing region for the segment in the three and nine months ended June 30, 2015 based on reported sales. Excluding the impact of currency translation, all regions reported positive sales growth in the three and nine months ended June 30, 2015 except Asia Pacific, which declined in the current quarter and was flat year-to-date.
Logix sales decreased approximately 4 percent and were flat in the three and nine months ended June 30, 2015, respectively. Logix organic sales increased approximately 3.5 percent and 6 percent year over year in the three and nine months ended June 30, 2015, respectively. Currency translation reduced Logix sales by 7.5 percentage points and 6 percentage points during the same respective periods.
Operating Margin
Architecture & Software segment operating earnings decreased 2 percent and increased 3 percent year over year in the three and nine months ended June 30, 2015, respectively. Segment operating margin increased to 29.2 percent and 30.1 percent in the three and nine months ended June 30, 2015, respectively, from 28.6 percent and 28.9 percent a year ago, primarily due to higher organic sales and productivity, partially offset by increased spending.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2015 Compared to Three and Nine Months Ended June 30, 2014
Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2015	2014	Change		2015	2014	Change
Sales	$891.7	$934.3	$(42.6)		$2,634.8	$2,743.8	$(109.0)
Segment operating earnings	143.8	121.3	22.5		402.6	349.3	53.3
Segment operating margin	16.1%	13.0%	3.1	pts	15.3%	12.7%	2.6	pts
Sales
Control Products & Solutions sales decreased 4.6 percent and 4.0 percent year over year in the three and nine months ended June 30, 2015, respectively. Organic sales increased 1.6 percent and 0.8 percent year over year in the three and nine months ended June 30, 2015, respectively. Currency translation reduced sales by 6.3 percentage points and 5.0 percentage points during the same respective periods.
Asia Pacific and the United States were the best performing regions for the segment in the three and nine months ended June 30, 2015 based on reported sales. Excluding the impact of currency translation, Asia Pacific had the highest growth rate in the three months ended June 30, 2015, while declines in Canada and Latin America were more than offset by growth in the balance of the regions. Excluding the impact of currency translation, Latin America was the strongest performing region in the nine months ended June 30, 2015, while declines in Canada were more than offset by growth in the remaining regions except EMEA, which was flat year over year.
Sales in our solutions and services businesses decreased 7 percent in the three and nine months ended June 30, 2015 compared to the three and nine months ended June 30, 2014. Organic sales in our solutions and services businesses decreased 1 percent and 2 percent year over year in the three and nine months ended June 30, 2015, respectively. The net effect of currency translation and acquisitions reduced sales by 6 percentage points and 5 percentage points during the same respective periods.
Product sales decreased 1 percent and were flat in the three and nine months ended June 30, 2015, respectively, compared to the three and nine months ended June 30, 2014. Product organic sales increased 5 percent year over year in the three and nine months ended June 30, 2015. Currency translation reduced sales by 6 percentage points and 5 percentage points during the same respective periods.
Operating Margin
Control Products & Solutions segment operating earnings increased 19 percent and 15 percent year over year in the three and nine months ended June 30, 2015, respectively. Segment operating margin increased to 16.1 percent and 15.3 percent in the three and nine months ended June 30, 2015, respectively, from 13.0 percent and 12.7 percent a year ago, primarily due to higher organic sales and strong productivity.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2015	2014
Cash provided by (used for):
Operating activities	$839.7	$707.4
Investing activities	(71.4)	(382.7)
Financing activities	(332.7)	(351.4)
Effect of exchange rate changes on cash	(59.7)	0.9
Cash provided by (used for) continuing operations	$375.9	$(25.8)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Nine Months Ended June 30,
	2015	2014
Cash provided by continuing operating activities	$839.7	$707.4
Capital expenditures	(83.2)	(96.4)
Excess income tax benefit from share-based compensation	12.2	29.1
Free cash flow	$768.7	$640.1
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
Cash provided by operating activities was $839.7 million for the nine months ended June 30, 2015 compared to $707.4 million for the nine months ended June 30, 2014. Free cash flow was a source of $768.7 million for the nine months ended June 30, 2015 compared to a source of $640.1 million for the nine months ended June 30, 2014. The increase in the cash flow provided by operating activities and the increase in free cash flow in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014 is primarily due to strong working capital performance and higher earnings.
We repurchased approximately 3.65 million shares of our common stock under our share repurchase program in the first nine months of 2015. The total cost of these shares was $409.7 million, of which $9.7 million was recorded in accounts payable at June 30, 2015 related to 78,000 shares that did not settle until July 2015. We also paid $4.5 million in the first quarter of 2015 for unsettled share repurchases outstanding at September 30, 2014. We repurchased approximately 2.9 million shares of our common stock in the first nine months of 2014. The total cost of these shares was $343.8 million, of which $5.0 million was recorded in accounts payable at June 30, 2014 related to 40,000 shares that did not settle until July 2014. Our decision to repurchase additional shares in the remainder of 2015 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2015, we had approximately $641.7 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2014. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition — (Continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of June 30, 2015, approximately 90 percent of our funds were held in these non-U.S. subsidiaries. The percentage of these non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
In February 2015, we issued $600.0 million of aggregate principal amount of long-term notes in a public offering. The offering consisted of $300.0 million in 2.050% notes payable in March 2020 (2020 Notes) and $300.0 million in 2.875% notes payable in March 2025 (2025 Notes), both issued at a discount. This debt offering yielded $594.3 million in net proceeds. We used the net proceeds from the offering primarily to repay our outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount of our 2020 Notes and 2025 Notes to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 0.721 percent for the 2020 Notes and 1.131 percent for the 2025 Notes at June 30, 2015. We have designated these swaps as fair value hedges. The aggregate fair value of the interest rate swap contracts at June 30, 2015 was a net unrealized loss of $12.8 million. The individual contracts were recorded in other assets and other liabilities on the Condensed Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at June 30, 2015. At September 30, 2014, commercial paper borrowings outstanding were $325.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of seven days. Our debt-to-total-capital ratio was 36.9 percent at June 30, 2015 and 31.6 percent at September 30, 2014.
On March 24, 2015, we replaced our former five-year $750.0 million unsecured revolving credit facility with a new five-year $1.0 billion unsecured revolving credit facility expiring in March 2020. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against either credit facility during the periods ended June 30, 2015 or September 30, 2014. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $117.5 million at June 30, 2015 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at June 30, 2015 and September 30, 2014 were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2015 and September 30, 2014. There are no significant commitment fees or compensating balance requirements under either of our credit facilities.
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
The following is a summary of our credit ratings as of June 30, 2015:

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
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at June 30, 2015, there has been no material change to this information, except as discussed below.
In February 2015, we issued an aggregate of $600.0 million principal amount of our 2.050% notes due 2020 and 2.875% notes due 2025. The debt offering yielded approximately $594.3 million of net proceeds, which we used primarily to repay outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes. Interest payable under the new debt will be $9.1 million in 2015, $14.8 million in 2016, $14.8 million in 2017, $14.8 million in 2018, $14.8 million in 2019 and $49.2 million thereafter. These amounts assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The interest amounts for these notes exclude the amounts to be paid or received under interest rate swap contracts, including the $12.8 million fair value adjustment recorded for the interest rate swap contracts at June 30, 2015, and the unamortized discount of $0.6 million at June 30, 2015. See Note 5 in the Condensed Consolidated Financial Statements for more information regarding our long-term debt and Note 8 in the Condensed Consolidated Financial Statements for more information regarding our interest rate swap contracts.

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
The following is a reconciliation of our reported sales to organic sales (in millions):

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$872.4	$1.0	$873.4	$(1.4)	$872.0	$845.9
Canada	93.1	11.7	104.8	—	104.8	113.3
Europe, Middle East and Africa	285.4	65.7	351.1	—	351.1	336.7
Asia Pacific	215.0	8.8	223.8	—	223.8	220.5
Latin America	109.3	25.2	134.5	—	134.5	133.1
Total Company Sales	$1,575.2	$112.4	$1,687.6	$(1.4)	$1,686.2	$1,649.5

	Nine Months Ended June 30, 2015					Nine Months Ended June 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,572.4	$2.7	$2,575.1	$(4.4)	$2,570.7	$2,515.2
Canada	278.9	30.1	309.0	—	309.0	321.0
Europe, Middle East and Africa	868.2	150.6	1,018.8	(2.7)	1,016.1	1,001.1
Asia Pacific	621.6	21.9	643.5	—	643.5	627.8
Latin America	359.3	56.5	415.8	—	415.8	376.6
Total Company Sales	$4,700.4	$261.8	$4,962.2	$(7.1)	$4,955.1	$4,841.7

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information — (Continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$683.5	$53.8	$737.3	$—	$737.3	$715.2
Control Products & Solutions	891.7	58.6	950.3	(1.4)	948.9	934.3
Total Company Sales	$1,575.2	$112.4	$1,687.6	$(1.4)	$1,686.2	$1,649.5

	Nine Months Ended June 30, 2015					Nine Months Ended June 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,065.6	$125.0	$2,190.6	$(2.2)	$2,188.4	$2,097.9
Control Products & Solutions	2,634.8	136.8	2,771.6	(4.9)	2,766.7	2,743.8
Total Company Sales	$4,700.4	$261.8	$4,962.2	$(7.1)	$4,955.1	$4,841.7

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at June 30, 2015, there has been no material change to this information.
Environmental
Information with respect to the effect on us and our manufacturing operations of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at June 30, 2015, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

ROCKWELL AUTOMATION, INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at June 30, 2015, there has been no material change to this information, except as discussed below.
In February 2015, we issued an aggregate of $600.0 million principal amount of our 2.050% notes due 2020 and 2.875% notes due 2025. The fair value and carrying value of this debt was $587.2 million at June 30, 2015. To manage interest rate risk associated with this issuance, we entered into interest rate swaps designated as fair value hedges that effectively converted these notes from fixed rate debt to floating rate debt based on three-month LIBOR plus a fixed spread. The fair value of these interest rate swaps at June 30, 2015 was a net unrealized loss of $12.8 million.
During the second quarter of 2015, we entered into foreign currency forward exchange contracts in order to hedge portions of our net investments in non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The aggregate gross notional amount of our foreign currency forward exchange contracts designated as net investment hedges was $431.2 million at June 30, 2015. The fair value of our foreign currency forward exchange contracts designated as net investment hedges was a net unrealized loss of $17.4 million at June 30, 2015.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at June 30, 2015, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. We believe that at June 30, 2015, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 - 30, 2015	300,000	$112.90	300,000	$723,084,569
May 1 - 31, 2015	265,297	122.72	264,500	690,626,724
June 1 - 30, 2015	391,906	124.94	391,906	641,660,871
Total	957,203	120.55	956,406

(1)
All of the shares purchased during the quarter ended June 30, 2015 were acquired pursuant to the repurchase program described in (3) below, except for 797 shares that were acquired in May 2015 in connection with stock swap exercises of employee stock options.

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

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10	—	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2015.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2015.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 4, 2015	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 4, 2015	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)