Form 10-K
period 2015-09-30
ROCKWELL AUTOMATION INC
filed 2015-11-17
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2015 was approximately $15.5 billion.
132,015,341 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 2, 2016 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	a disruption of our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity and globalization initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.
Item 1.    Business
General
Rockwell Automation, Inc. (Rockwell Automation or the Company) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses. Our products, solutions and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk.
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

As used herein, the terms “we”, “us”, “our”, “Rockwell Automation”, or the “Company” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 2, 2016 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2015, our total sales were $6.3 billion. Our Architecture & Software operating segment recorded sales of $2.7 billion (44 percent of our total sales) in 2015. Our Control Products & Solutions operating segment recorded sales of $3.6 billion (56 percent of our total sales) in 2015.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments conduct business globally. Major markets served by both segments consist of consumer industries, including food and beverage, home and personal care and life sciences; transportation, including automotive and tire; and heavy industries, including oil and gas, mining and metals.
Additional information with respect to our operating segments, including a description of our operating segments and their contributions to sales and operating earnings for each of the three years ended September 30, 2015, 2014 and 2013 is contained in Note 15 in the Financial Statements and under the caption Results of Operations in MD&A.
Geographic Information
In 2015, sales to customers in the United States accounted for 55 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside the United States on a country-of-destination basis are in Canada, China, the United Kingdom, Mexico, Italy, Germany, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 15 in the Financial Statements.
Competition
Our competitors range from large diversified corporations that also have business interests outside of industrial automation to smaller companies that specialize in niche industrial automation products, solutions and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology differentiation, knowledge of customer applications, installed base, distribution network, quality of products, solutions and services, global presence and price. Our major competitors of both segments include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp. and Honeywell International Inc.
Distribution
In the United States, Canada and certain other countries, we sell primarily through independent distributors in conjunction with our direct sales force. In the remaining countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 70 percent of our global sales are through independent distributors. Sales to our largest distributor in 2015, 2014 and 2013 were approximately 10 percent of our total sales. The independent distributors typically do not carry products that compete with our products.
Research and Development
Our research and development spending for the years ended September 30, 2015, 2014 and 2013 was $307.3 million, $290.1 million and $260.7 million, respectively. Customer-sponsored research and development was not significant in 2015, 2014 or 2013.
Employees
At September 30, 2015, we had approximately 22,500 employees. Approximately 8,500 were employed in the United States.

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
Backlog
Our total order backlog consists of (in millions):

	September 30,
	2015	2014
Architecture & Software	$165.1	$159.3
Control Products & Solutions	999.5	1,074.8
	$1,164.6	$1,234.1
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2016 were approximately $148 million as of September 30, 2015.
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
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process uses the integrated risk framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess, manage, and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goal is to manage risks prudently rather than avoiding risks. We can mitigate risks and their impact on the Company only to a limited extent.
A team of senior executives prioritizes identified risks and assigns an executive to address each major identified risk area and lead action plans to manage risks. Our Board of Directors provides oversight of the ERM process and reviews significant identified risks. The Audit Committee of the Board of Directors also reviews significant financial risk exposures and the steps management has taken to monitor and manage them. Our other Board committees also play a role in risk management, as set forth in their respective charters.
Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value. However, the risks set forth below and elsewhere in this Annual Report on Form 10-K and other risks and uncertainties could cause our results to vary materially from recent results or from our anticipated future results and could adversely affect us.
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
We do business in more than 80 countries around the world. Approximately 45 percent of our sales in 2015 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
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
We rely heavily on information technology (IT) both in our products, solutions and services for customers and in our enterprise IT infrastructure in order to achieve our business objectives. Government agencies and security experts have warned about growing risks of hackers, cyber-criminals, malicious insiders and other actors targeting every type of IT system including industrial control systems such as those we sell and service and corporate enterprise IT systems. These actors may engage in fraud, theft of confidential or proprietary information and sabotage.
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
Despite the precautions we take, an intrusion or infection of software, hardware or a system that we sold or serviced could result in the disruption of our customers’ business, loss of proprietary or confidential information, or injuries to people or property. Similarly, an attack on our enterprise IT system could result in theft or disclosure of trade secrets or other intellectual property or a breach of confidential customer or employee information. Any such events could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. As the threats evolve and become more potent, we may incur additional costs to secure the products, solutions and services that we sell, as well as our data and infrastructure of networks and devices.
There are inherent risks in our solutions and services businesses.
Risks inherent in the sale of solutions and services include assuming greater responsibility for successfully delivering projects that meet a particular customer specification, including defining and controlling contract scope, efficiently executing projects and managing the performance and quality of our subcontractors and suppliers. If we are unable to manage and mitigate these risks, we could incur cost overruns, liabilities and other losses that would adversely affect our results of operations.
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our product portfolio and solution and service offerings, technology differentiation, product performance, quality of our products, solutions and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. If we fail to keep pace with technological changes or to provide high quality products, solutions and services, we may experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
We face the potential harms of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.
Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, political instability and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.

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
Claims from taxing authorities could have an adverse effect on our income tax expense and financial position.
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
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Unavailability or delivery delays of single-source components or products could adversely affect our ability to ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying the alternate suppliers and establishing reliable supplies could cost more or could result in delays and a loss of sales.
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
Our globalization strategy includes localization of our products, solutions and services to be closer to our customers and identified growth opportunities. Localization of our products, solutions and services includes expanding our capabilities, including supply chain and sourcing activities, product design, manufacturing, engineering, marketing and sales and support. These activities expose us to risks, including those related to political and economic uncertainties, transportation delays, labor market disruptions and challenges to protect our intellectual property. In addition, we continue to invest in initiatives to reduce our cost structure. The failure to achieve our objectives on these initiatives could have an adverse effect on our operating results and financial condition.

Risks associated with acquisitions could have an adverse effect on us.
We have acquired, and will continue to acquire, businesses in an effort to enhance shareowner value. Acquisitions involve risks and uncertainties, including:

•
difficulties in integrating the acquired business, retaining the acquired business’ customers and achieving the expected benefits of the acquisition, such as sales increases, access to technologies, cost savings and increases in geographic or product presence, in the desired time frames;

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 3.4 million square feet, of which 38 percent was in the United States and Canada. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2015.

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Cambridge, Canada	Canada
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding our principal manufacturing locations as of September 30, 2015.

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

Item 3.    Legal Proceedings
The information required by this Item is contained in Note 14 of the Financial Statements within the section entitled Other Matters.

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2015 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Keith D. Nosbusch — Chairman of the Board and President and Chief Executive Officer	64
Sujeet Chand — Senior Vice President and Chief Technology Officer	57
Theodore D. Crandall — Senior Vice President and Chief Financial Officer	60
David M. Dorgan — Vice President and Controller	51
Steven W. Etzel — Vice President and Treasurer	55
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	54
Frank C. Kulaszewicz — Senior Vice President since April 2011; Vice President and General Manager, Control and Visualization Business previously	51
John P. McDermott — Senior Vice President	57
John M. Miller — Vice President and Chief Intellectual Property Counsel	48
Blake D. Moret — Senior Vice President since April 2011; Vice President and General Manager, Customer Support and Maintenance previously	52
Susan J. Schmitt — Senior Vice President, Human Resources	52
Martin Thomas — Senior Vice President, Operations and Engineering Services	57
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2015, there were 19,054 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2015 and 2014:

	2015		2014
Fiscal Quarters	High	Low	High	Low
First	$118.32	$98.55	$119.03	$102.98
Second	118.96	102.31	125.66	108.83
Third	127.05	110.00	128.57	115.21
Fourth	126.77	99.00	126.84	109.80
We declare and pay dividends at the sole discretion of our Board of Directors. During 2015 we declared and paid aggregate cash dividends of $2.60 per common share. During the first quarter of fiscal 2015, we increased our quarterly dividend per common share 12 percent to 65 cents per common share effective with the dividend payable in December 2014 ($2.60 per common share annually). During 2014 we declared and paid aggregate cash dividends of $2.32 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(2)
July 1 – 31, 2015	377,399	$121.02	377,399	$595,987,005
August 1 – 31, 2015	699,200	112.79	699,200	517,120,880
September 1 – 30, 2015	689,598	104.30	689,598	445,195,153
Total	1,766,197	111.24	1,766,197

(1)	Average price paid per share includes brokerage commissions.

(2)
On June 4, 2014, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The selected financial data below has been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,307.9	$6,623.5	$6,351.9	$6,259.4	$6,000.4
Interest expense	63.7	59.3	60.9	60.1	59.5
Net income	827.6	826.8	756.3	737.0	697.8
Earnings per share:
Basic	6.15	5.98	5.43	5.20	4.88
Diluted	6.09	5.91	5.36	5.13	4.80
Cash dividends per share	2.60	2.32	1.98	1.745	1.475
Consolidated Balance Sheet Data: (at end of period)
Total assets	$6,404.7	$6,224.3	$5,844.6	$5,636.5	$5,284.9
Short-term debt	—	325.0	179.0	157.0	—
Long-term debt	1,500.9	900.4	905.1	905.0	905.0
Shareowners’ equity	2,256.8	2,658.1	2,585.5	1,851.7	1,748.0
Other Data:
Capital expenditures	$122.9	$141.0	$146.2	$139.6	$120.1
Depreciation	133.1	122.5	113.8	103.9	96.5
Intangible asset amortization	29.4	30.0	31.4	34.7	34.8

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Results of Operations for a reconciliation of income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Results of Operations for a reconciliation of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.
Overview
We are a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses. Overall demand for our products, solutions and services is driven by:

•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines and new facilities or production lines;

•	investments in basic materials production capacity, which may be related to commodity pricing levels;

•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the spending patterns of our customers due to their annual budgeting processes and their working schedules.
Long-term Strategy
Our vision of being the most valued global provider of innovative industrial automation and information products, solutions and services is supported by our growth and performance strategy, which seeks to:

•	achieve organic sales growth in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•	diversify our sales streams by broadening our portfolio of products, solutions and services, expanding our global presence and serving a wider range of industries and applications;

•	grow market share by gaining new customers and by capturing a larger share of existing customers’ spending;

•	enhance our market access by building our channel capability and partner network;

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
By implementing the strategy above, we seek to achieve our long-term financial goals that include above-market organic sales growth, EPS growth above sales growth, return on invested capital in excess of 20 percent and free cash flow equal to about 100 percent of Adjusted Income.
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization and manage enterprise risks.

Differentiation through Technology Innovation and Domain Expertise
We seek a technology leadership position in industrial automation. We believe that our three platforms - integrated architecture, intelligent motor control and solutions and services - provide the foundation for a long-term sustainable competitive advantage.
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
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. We currently have approximately 60 percent of our employees outside the U.S. and 45 percent of our sales outside the U.S. We continue to expand our footprint in emerging markets.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America, Central and Eastern Europe and Africa are projected to be the fastest growing over the long term, due to higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
Enhanced Market Access
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to over $90 billion. Our process initiative has been the most important contributor to this expansion and remains our largest growth opportunity. Logix is the technology foundation that enabled us to become an industry leader for process applications. We complement that with a growing global network of engineers and partners to provide solutions to process customers.
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
All of these industries also generate maintenance repair order and ongoing services revenue related to the installed base.
Outsourcing and Sustainability Trends
Demand for our products, solutions and services across all industries benefits from the outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally.
We help our customers meet their sustainability needs pertaining to energy efficiency, environmental and safety goals. Customers across all industries are investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor control and energy efficient solutions and services. In addition, environmental and safety objectives often spur customers to invest to ensure compliance and implement sustainable business practices.
Acquisitions
Our acquisition strategy focuses on products, solutions or services that will be catalytic to the organic growth of our core offerings.
In October 2014, we acquired the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. This acquisition enables our customers to increase asset utilization and strengthen enterprise risk management.
In January 2014, we acquired Jacobs Automation, a leader in intelligent track motion control technology. This technology improves performance across a wide range of packaging, material handling, and other applications for global machine builders.
In November 2013, we acquired vMonitor LLC and its affiliates, a global technology leader for wireless solutions in the oil and gas industry. This acquisition strengthens our ability to deliver end-to-end projects for the oil and gas sector and accelerates our development of similar process solutions and remote monitoring services for other industries globally.
In October 2012, we acquired certain assets of the medium voltage drives business of Harbin Jiuzhou Electric Co., Ltd., a leading manufacturer of medium voltage drives, direct current power supplies, switch gear and wind inverters, headquartered in Harbin, China. The acquisition strengthens our presence in the Asia-Pacific motor control market by adding significant capabilities in design, engineering and manufacturing of medium voltage drive products.
We believe the acquired companies will help us expand our served market and deliver value to our customers.
Continuous Improvement
Productivity and continuous improvement are important components of our culture. We have programs in place that drive ongoing process improvement, functional streamlining, material cost savings and manufacturing productivity. Our implementation of common global processes and an enterprise-wide business system is nearly complete. These are intended to improve profitability that can be used to fund investments in growth and to offset inflation. Our ongoing productivity initiatives target both cost reduction and improved asset utilization. Charges for workforce reductions and facility rationalization may be required in order to effectively execute our productivity programs.

U. S. Industrial Economic Trends
In 2015, sales to U.S. customers accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our U.S. served markets include:

•
The Industrial Production Index (IP), published by the Federal Reserve, which measures the real output of manufacturing, mining, and electric and gas utilities. The Industrial Production Index is expressed as a percentage of real output in a base year, currently 2012. Historically there has been a meaningful correlation between the changes in the Industrial Production Index and the level of automation investment made by our U.S. customers in their manufacturing base.

•
The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which indicates the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.

•
Industrial Equipment Spending, compiled by the Bureau of Economic Analysis, which provides insight into spending trends in the broad U.S. industrial economy. This measure over the longer term has proven to demonstrate a reasonable correlation with our domestic growth.

•
Capacity Utilization (Total Industry), published by the Federal Reserve, which measures plant operating activity. Historically there has been a meaningful correlation between Capacity Utilization and levels of U.S. industrial production.

The table below depicts the trends in these indicators from fiscal 2013 to 2015. Changes in these indicators from the most recent quarter are mixed. While there was year-over-year growth in IP in the fourth quarter, IP growth decelerated throughout the quarter and is forecasted to be negative in the first quarter of fiscal 2016. Industrial Equipment Spending grew year over year but was down sequentially in the fourth quarter. Capacity Utilization was flat with the prior quarter and prior year. PMI declined sharply and ended September only slightly above 50.

	Industrial Production Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2015 quarter ended:
September 2015	107.5	50.2	233.3	77.9
June 2015	106.8	53.5	236.2	77.7
March 2015	107.4	51.5	224.9	78.4
December 2014	107.5	55.1	226.1	78.8
Fiscal 2014 quarter ended:
September 2014	106.3	56.1	229.2	78.3
June 2014	105.3	55.7	224.1	78.0
March 2014	103.8	54.4	215.8	77.3
December 2013	102.9	56.1	204.0	77.0
Fiscal 2013 quarter ended:
September 2013	102.0	55.6	206.7	76.7
June 2013	101.6	52.8	206.0	76.6
March 2013	101.3	52.0	211.2	76.7
December 2012	100.6	50.0	204.6	76.5
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Regional Trends
In 2015, sales to non-U.S. customers accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' Gross Domestic Product (GDP) and Industrial Production as indicators of the growth opportunities in each region where we do business.
Overall, economic projections call for a higher rate of industrial production growth in regions outside the U.S. in 2016 compared to 2015.  In Europe, the Middle East and Africa (EMEA), economic forecasts call for moderate growth in both Western Europe and emerging countries.  In Asia Pacific, China’s economic growth is impacted by slowing investment, declining exports and industrial overcapacity, whereas the economy in India is slowly improving.  In Latin America, much of the region including Brazil remains in recession, but Mexico's economy continues to be strong.  Canada will continue to experience a low level of economic growth due to its exposure to resource-based industries. Despite a mixed outlook for emerging markets in 2016, we continue to expect that these will be the fastest growing automation markets over the long term.

Summary of Results of Operations
In 2015, sales were $6,307.9 million, a decrease of 4.8 percent year over year. Organic sales increased 1.1 percent, and currency translation reduced sales by 6.0 percent. The modest organic growth was led by the consumer and automotive industries, offset by significant headwinds from heavy industries, particularly the oil and gas industry.
The following is a summary of our results related to key growth initiatives:

•	Sales related to our process initiative decreased approximately 5 percent in 2015 compared to 2014. Excluding the impact of currency translation, process initiative sales were flat year over year.

•	Logix sales exceeded $1 billion in 2015, but decreased 2.5 percent compared to 2014. Logix organic sales increased 4.2 percent year over year, with the highest growth rate in Latin America.

•
Sales in emerging markets decreased 6.5 percent in 2015 compared to 2014. Organic sales in emerging countries increased 4.0 percent year over year, and currency translation reduced sales in emerging countries by 10.6 percent.

During 2015 we were able to expand segment operating margin by over one percentage point. The favorable impact of strong productivity and organic growth was partially offset by higher spending and unfavorable currency effects.

The following tables reflect our sales and operating results for the years ended September 30, 2015, 2014 and 2013 (in millions, except per share amounts):

	Year Ended September 30,
	2015	2014	2013
Sales
Architecture & Software	$2,749.5	$2,845.3	$2,682.0
Control Products & Solutions	3,558.4	3,778.2	3,669.9
Total sales (a)	$6,307.9	$6,623.5	$6,351.9
Segment operating earnings(1)
Architecture & Software	$808.6	$839.6	$759.4
Control Products & Solutions	551.9	512.4	477.4
Total segment operating earnings(2) (b)	1,360.5	1,352.0	1,236.8
Purchase accounting depreciation and amortization	(21.0)	(21.6)	(19.3)
General corporate — net	(85.6)	(81.0)	(97.2)
Non-operating pension costs	(62.7)	(55.9)	(78.5)
Interest expense	(63.7)	(59.3)	(60.9)
Income before income taxes (c)	1,127.5	1,134.2	980.9
Income tax provision	(299.9)	(307.4)	(224.6)
Net income	$827.6	$826.8	$756.3

Diluted EPS	$6.09	$5.91	$5.36

Adjusted EPS(3)	$6.40	$6.17	$5.71

Diluted weighted average outstanding shares	135.7	139.7	140.9
Total segment operating margin(2) (b/a)	21.6%	20.4%	19.5%
Pre-tax margin (c/a)	17.9%	17.1%	15.4%

(1)	See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.

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

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2015	2014	2013
Purchase accounting depreciation and amortization
Architecture & Software	$4.3	$4.1	$4.0
Control Products & Solutions	15.7	16.5	14.3
Non-operating pension costs
Architecture & Software	22.6	20.6	27.6
Control Products & Solutions	35.3	32.2	46.6
The increases in non-operating pension costs in both segments in fiscal 2015 were primarily due to the decrease in the discount rate used to measure net periodic pension cost for our U.S. pension plans. The rate decreased from 5.05 percent in 2014 to 4.50 percent in 2015.
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

The following are the components of operating and non-operating pension costs for the years ended September 30, 2015, 2014 and 2013 (in millions):

	Year Ended September 30,
	2015	2014	2013
Service cost	$85.7	$78.5	$92.1
Amortization of prior service credit	(2.7)	(2.7)	(2.5)
Operating pension costs	83.0	75.8	89.6

Interest cost	167.2	174.2	160.2
Expected return on plan assets	(223.2)	(217.9)	(226.3)
Amortization of net actuarial loss	118.7	99.7	144.6
Settlements	—	(0.1)	—
Non-operating pension costs	62.7	55.9	78.5

Net periodic pension cost	$145.7	$131.7	$168.1

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the years ended September 30, 2015, 2014 and 2013 (in millions, except per share amounts):

	Year Ended September 30,
	2015	2014	2013
Income from continuing operations	$827.6	$826.8	$756.3
Non-operating pension costs	62.7	55.9	78.5
Tax effect of non-operating pension costs	(21.9)	(20.0)	(28.5)
Adjusted Income	$868.4	$862.7	$806.3

Diluted EPS from continuing operations	$6.09	$5.91	$5.36
Non-operating pension costs per diluted share	0.46	0.40	0.55
Tax effect of non-operating pension costs per diluted share	(0.15)	(0.14)	(0.20)
Adjusted EPS	$6.40	$6.17	$5.71

Effective tax rate	26.6%	27.1%	22.9%
Tax effect of non-operating pension costs	0.4%	0.4%	1.0%
Adjusted Effective Tax Rate	27.0%	27.5%	23.9%

2015 Compared to 2014

(in millions, except per share amounts)	2015	2014	Change
Sales	$6,307.9	$6,623.5	$(315.6)
Income before income taxes	1,127.5	1,134.2	(6.7)
Diluted EPS	6.09	5.91	0.18
Adjusted EPS	6.40	6.17	0.23
Sales
Sales in fiscal 2015 decreased 4.8 percent compared to 2014. Organic sales increased 1.1 percent, and currency translation reduced sales by 6.0 percent. Product sales decreased 3 percent year over year. Product organic sales increased 3 percent year over year in 2015, and currency translation reduced sales by 6 percent. Pricing contributed approximately one percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2015 and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Year Ended September 30, 2015	Year Ended September 30, 2014	Year Ended September 30, 2014
United States	$3,446.8	0.9%	0.9%
Canada	366.6	(16.1)%	(5.3)%
Europe, Middle East and Africa	1,174.0	(13.2)%	2.1%
Asia Pacific	834.5	(5.6)%	(1.1)%
Latin America	486.0	(9.3)%	8.9%
Total sales	$6,307.9	(4.8)%	1.1%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States increased modestly, with strength in the consumer and automotive industries offset by weakness in heavy industries, especially the oil and gas industry.

•	Sales in Canada declined due to the unfavorable impact of currency translation as well as declines in resource-based industries, particularly the oil and gas industry.

•	EMEA sales decreased due to the unfavorable impact of currency translation. Organic sales growth was led by emerging countries with modest growth in mature Europe.

•	Asia Pacific sales declined due to the unfavorable impact of currency translation as well as a decrease in organic sales in China, partially offset by growth in India.

•	Latin America sales decreased due to the unfavorable impact of currency translation. Organic sales growth in the region was primarily driven by strong sales growth in Mexico.
General Corporate - Net
General corporate - net expenses were $85.6 million in fiscal 2015 compared to $81.0 million in fiscal 2014.

Income before Income Taxes
Income before income taxes decreased 1 percent from $1,134.2 million in 2014 to $1,127.5 million in 2015, primarily due to increases in non-operating pension costs, general corporate - net expenses and interest expense, partially offset by an increase in segment operating earnings. Total segment operating earnings increased 1 percent year over year, primarily due to strong productivity and higher organic sales, partially offset by unfavorable currency effects and higher spending.
Income Taxes
The effective tax rate for 2015 was 26.6 percent compared to 27.1 percent in 2014. The 2015 and 2014 effective tax rates were lower than the U.S. statutory rate of 35 percent primarily because we benefited from lower non-U.S. tax rates. The Adjusted Effective Tax Rate in 2015 was 27.0 percent compared to 27.5 percent in 2014. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the tax effect of foreign dividends and the retroactive extension of the U.S. federal research and development tax credit (U.S. research tax credit) for calendar year 2014 during the first quarter of fiscal 2015, partially offset by a difference in the mix of pre-tax income across regions.
See Note 13 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2015 and 2014 affecting each year's respective tax rates.
Architecture & Software

(in millions, except percentages)	2015	2014	Change
Sales	$2,749.5	$2,845.3	$(95.8)
Segment operating earnings	808.6	839.6	(31.0)
Segment operating margin	29.4%	29.5%	(0.1)	pts
Sales
Architecture & Software sales decreased 3.4 percent in 2015 compared to 2014. Organic sales increased 3.1 percent, and the effects of currency translation reduced sales by 6.6 percent. Pricing contributed approximately one and a half percentage points to growth during the year. All regions experienced a decline in sales during the year except the United States. Excluding the impact of currency translation, Latin America was the segment's best performing region in 2015, with all other regions experiencing sales growth except for Asia Pacific. Logix sales decreased 2.5 percent in 2015 compared to 2014 and Logix organic sales increased 4.2 percent year over year.
Operating Margin
Architecture & Software segment operating earnings decreased 4 percent. Operating margin was 29.4 percent in 2015 compared to 29.5 percent in 2014. The favorable impact of organic sales growth and productivity was more than offset by higher spending and unfavorable currency effects.
Control Products & Solutions

(in millions, except percentages)	2015	2014	Change
Sales	$3,558.4	$3,778.2	$(219.8)
Segment operating earnings	551.9	512.4	39.5
Segment operating margin	15.5%	13.6%	1.9	pts
Sales
Control Products & Solutions sales decreased 5.8 percent in 2015 compared to 2014. Organic sales decreased 0.4 percent, and currency translation reduced sales by 5.6 percent. Pricing contributed slightly less than one percentage point to growth during the year. All regions experienced a decline in sales except for the United States which was flat year over year. Excluding the impact of currency translation, growth in Latin America was more than offset by declines in Canada with all other regions flat during 2015.

Sales in our solutions and services businesses decreased 8 percent year over year. Organic sales in our solutions and services businesses decreased 2 percent during 2015, and the net effect of currency translation and acquisitions reduced sales by 6 percentage points.
Operating Margin
Control Products & Solutions segment operating earnings increased 8 percent year over year. Segment operating margin was 15.5 percent in 2015 compared to 13.6 percent a year ago, primarily due to very strong productivity.
2014 Compared to 2013

(in millions, except per share amounts)	2014	2013	Change
Sales	$6,623.5	$6,351.9	$271.6
Income before income taxes	1,134.2	980.9	153.3
Diluted EPS	5.91	5.36	0.55
Adjusted EPS	6.17	5.71	0.46
Sales
Sales in fiscal 2014 increased 4.3 percent compared to 2013. Organic sales increased 5.1 percent, and currency translation reduced sales by 1.0 percent. Product sales grew 5 percent year over year. Pricing contributed about one percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2014 and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Year Ended September 30, 2014	Year Ended September 30, 2013	Year Ended September 30, 2012
United States	$3,414.6	6.6%	6.8%
Canada	437.0	(6.8)%	(0.7)%
Europe, Middle East and Africa	1,351.8	5.2%	2.2%
Asia Pacific	884.0	3.8%	5.3%
Latin America	536.1	(1.4)%	6.0%
Total sales	$6,623.5	4.3%	5.1%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales growth in the United States was realized broadly across industries, with the highest growth in the oil and gas and home and personal care industries.

•
Sales in Canada declined due to the unfavorable impact of currency translation. Organic sales declined slightly due to continued weakness in solutions and services in resource-based industries, partially offset by growth in our product businesses.

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
Income Taxes
The effective tax rate for 2014 was 27.1 percent compared to 22.9 percent in 2013. The 2014 and 2013 effective tax rates were lower than the U.S. statutory rate of 35 percent primarily because we benefited from lower non-U.S. tax rates. The Adjusted Effective Tax Rate in 2014 was 27.5 percent compared to 23.9 percent in 2013. The increases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to significant net favorable prior period tax matters recognized in fiscal 2013 and a smaller amount of net unfavorable similar items recognized in fiscal 2014. We also recognized a significant benefit from the retroactive extension of the U.S. research tax credit in fiscal 2013. The U.S. research tax credit expired on December 31, 2013.
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
Sales
Architecture & Software sales increased 6.1 percent in 2014 compared to 2013. Organic sales increased 6.8 percent, and the effects of currency translation reduced sales by 0.7 percent. Pricing contributed approximately one percentage point to growth during the year. All regions experienced sales growth during the year except Latin America, which grew organically but declined in total due to currency translation. Excluding the impact of currency translation, Canada was the segment's best performing region in 2014. Logix sales increased 6 percent in 2014 compared to 2013 and Logix organic sales increased 7 percent year over year.
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
Sales
Control Products & Solutions sales increased 3.0 percent in 2014 compared to 2013. Organic sales increased 3.8 percent, and currency translation reduced sales by 1.1 percent. Sales in our solutions and services businesses grew 2 percent year over year. Pricing contributed less than one percentage point to growth during the year. The United States was the segment's best performing region in 2014. Excluding the impact of currency translation, all regions experienced sales growth except Canada, where the solutions business was adversely impacted by resource-based industries.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2015	2014	2013
Cash provided by (used for):
Operating activities	$1,187.7	$1,033.3	$1,014.8
Investing activities	(246.9)	(483.4)	(256.8)
Financing activities	(608.1)	(521.8)	(454.6)
Effect of exchange rate changes on cash	(96.7)	(37.7)	0.6
Cash provided by (used for) continuing operations	$236.0	$(9.6)	$304.0
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Year Ended September 30,
	2015	2014	2013
Cash provided by continuing operating activities	$1,187.7	$1,033.3	$1,014.8
Capital expenditures	(122.9)	(141.0)	(146.2)
Excess income tax benefit from share-based compensation	12.4	29.9	31.9
Free cash flow	$1,077.2	$922.2	$900.5
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
Cash provided by operating activities was $1,187.7 million for the year ended September 30, 2015 compared to $1,033.3 million for the year ended September 30, 2014. Free cash flow was $1,077.2 million for the year ended September 30, 2015 compared to $922.2 million for the year ended September 30, 2014. The increase in the cash flow provided by operating activities and the increase in free cash flow are primarily due to strong working capital performance.
We repurchased approximately 5.4 million shares of our common stock under our share repurchase program in 2015. The total cost of these shares was $606.2 million, of which $12.5 million was recorded in accounts payable at September 30, 2015 related to 124,400 shares that did not settle until October 2015. In 2014, we repurchased approximately 4.1 million shares of our common stock under our share repurchase program. The total cost of these shares was $483.8 million, of which $4.5 million was recorded in accounts payable at September 30, 2014 related to 40,757 shares that did not settle until October 2014. Our decision to repurchase stock in 2016 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At September 30, 2015 we had approximately $445.2 million remaining for stock repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2014. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2016 to be about $150 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

Given our extensive operations outside the U.S., a significant amount of our cash, cash equivalents and short-term investments (funds) are held in non-U.S. subsidiaries where our undistributed earnings are indefinitely reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of September 30, 2015, approximately 90 percent of our funds were held in these non-U.S. subsidiaries. The percentage of these non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
In February 2015, we issued $600.0 million of aggregate principal amount of long-term notes in a public offering. This debt offering yielded $594.3 million in net proceeds. We used the net proceeds from the offering primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the notes to floating rate debt, each series at a rate based on three-month LIBOR plus a fixed spread. Additional information related to our long-term debt and interest rate swap contracts is included in Note 5 and Note 8 of the Financial Statements, respectively.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at September 30, 2015. At September 30, 2014, commercial paper borrowings outstanding were $325.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of seven days. Our debt-to-total-capital ratio was 39.9 percent at September 30, 2015 and 31.6 percent at September 30, 2014. The increase in the debt-to-total-capital ratio is primarily due to an increase in debt and a decrease in equity. The decrease in equity is primarily due to pension and other postretirement benefit plan adjustments and currency translation adjustments during the year.
On March 24, 2015, we replaced our former five-year $750.0 million unsecured revolving credit facility with a new five-year $1.0 billion unsecured revolving credit facility expiring in March 2020. We have not borrowed against either credit facility during the periods ended September 30, 2015 or September 30, 2014. Separate short-term unsecured credit facilities of approximately $121.2 million at September 30, 2015 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2015 and September 30, 2014 were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2015 and September 30, 2014. Additional information related to our credit facilities is included in Note 5 of the Financial Statements.
Among other uses, we can draw on our $1.0 billion credit facility as a standby liquidity facility to repay our outstanding commercial paper as it matures. This access to funds to repay maturing commercial paper is an important factor in maintaining the short-term credit ratings set forth in the table below. Under our current policy with respect to these ratings, we expect to limit our other borrowings under our credit facility, if any, to amounts that would leave enough credit available under the facility so that we could borrow, if needed, to repay all of our then outstanding commercial paper as it matures.
The following is a summary of our credit ratings as of September 30, 2015:

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
Cash dividends to shareowners were $350.1 million in 2015 ($2.60 per common share), $320.5 million in 2014 ($2.32 per common share) and $276.3 million in 2013 ($1.98 per common share). Our quarterly dividend rate as of September 30, 2015 is $0.65 per common share ($2.60 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2015 are (in millions):

	Payments by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt and interest (a)	$3,112.6	$71.7	$71.7	$314.6	$57.5	$354.0	$2,243.1
Minimum operating lease payments	325.7	73.6	61.3	50.5	38.9	34.7	66.7
Postretirement benefits (b)	93.3	11.7	11.6	11.1	10.8	7.2	40.9
Pension funding contribution (c)	47.0	47.0	—	—	—	—	—
Purchase obligations (d)	176.2	55.4	42.6	27.3	27.0	21.4	2.5
Other long-term liabilities (e)	81.0	17.0	—	—	—	—	—
Unrecognized tax benefits (f)	49.0	—	—	—	—	—	—
Total	$3,884.8	$276.4	$187.2	$403.5	$134.2	$417.3	$2,353.2

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest but exclude the amounts to be paid or received under interest rate swap contracts, including the $5.4 million fair value adjustment recorded for the interest rate swap contracts at September 30, 2015 and the unamortized discount of $45.4 million at September 30, 2015. See Note 5 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2016 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2016 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes long-term obligations under agreements with various service providers and contractual commitments for capital expenditures.

(e)
Other long-term liabilities include environmental remediation costs, conditional asset retirement obligations and indemnification liabilities, net of related receivables. Amounts subsequent to 2016 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

						Year Ended September 30, 2014
	Year Ended September 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,446.8	$4.2	$3,451.0	$(6.1)	$3,444.9	$3,414.6
Canada	366.6	47.3	413.9	—	413.9	437.0
Europe, Middle East and Africa	1,174.0	208.6	1,382.6	(2.7)	1,379.9	1,351.8
Asia Pacific	834.5	39.5	874.0	—	874.0	884.0
Latin America	486.0	97.6	583.6	—	583.6	536.1
Total Company Sales	$6,307.9	$397.2	$6,705.1	$(8.8)	$6,696.3	$6,623.5

						Year Ended September 30, 2013
	Year Ended September 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,414.6	$7.7	$3,422.3	$(0.9)	$3,421.4	$3,202.9
Canada	437.0	28.6	465.6	—	465.6	468.7
Europe, Middle East and Africa	1,351.8	(28.3)	1,323.5	(10.6)	1,312.9	1,284.9
Asia Pacific	884.0	12.9	896.9	—	896.9	851.9
Latin America	536.1	40.2	576.3	—	576.3	543.5
Total Company Sales	$6,623.5	$61.1	$6,684.6	$(11.5)	$6,673.1	$6,351.9

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended September 30, 2014
	Year Ended September 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,749.5	$185.6	$2,935.1	$(2.2)	$2,932.9	$2,845.3
Control Products & Solutions	3,558.4	211.6	3,770.0	(6.6)	3,763.4	3,778.2
Total Company Sales	$6,307.9	$397.2	$6,705.1	$(8.8)	$6,696.3	$6,623.5

						Year Ended September 30, 2013
	Year Ended September 30, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,845.3	$19.6	$2,864.9	$(0.9)	$2,864.0	$2,682.0
Control Products & Solutions	3,778.2	41.5	3,819.7	(10.6)	3,809.1	3,669.9
Total Company Sales	$6,623.5	$61.1	$6,684.6	$(11.5)	$6,673.1	$6,351.9

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
Our global pension expense in 2015 was $145.7 million compared to $131.7 million in 2014. Approximately 69 percent of our 2015 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2015 U.S. pension expense included the following: discount rate of 4.50 percent (compared to 5.05 percent for 2014); expected rate of return on plan assets of 7.50 percent (compared to 7.50 percent for 2014); and an assumed long-term compensation increase rate of 3.75 percent (compared to 3.75 percent for 2014).
In 2015, 2014 and 2013, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans.
The table below presents our estimate of net periodic benefit cost in 2016 compared to net periodic benefit cost in 2015 (in millions):

	2016	2015	Change
Service cost	$88.4	$85.7	$2.7
Prior service credit amortization	(2.8)	(2.7)	(0.1)
Operating pension cost	85.6	83.0	2.6

Interest cost	170.1	167.2	2.9
Expected return on plan assets	(219.1)	(223.2)	4.1
Net actuarial loss amortization	124.8	118.7	6.1
Non-operating pension cost	75.8	62.7	13.1
Net periodic benefit cost	$161.4	$145.7	$15.7
For 2016 our U.S. discount rate will increase to 4.55 percent from 4.50 percent in 2015. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. For 2016 our U.S. long-term compensation increase rate will remain 3.75 percent. We established this rate by analyzing all elements of compensation that are pension-eligible earnings.
For 2016 our expected rate of return on U.S. plan assets will remain 7.50 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The financial markets produced mixed results in 2015. The plan’s debt securities return was positive but below the expected return range in 2015, as lower market interest rates resulted in low single digit bond returns. The plan’s equity securities return was below the expected return range in 2015, as U.S. and international equity returns were negative for the year. The actual return for our portfolio of U.S. plan assets was approximately 5.90 percent annualized for the 15 years ended September 30, 2015, and was approximately 8.40 percent annualized for the 20 years ended September 30, 2015.

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
The following chart illustrates the estimated approximate change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$121.1	$12.0
Return on plan assets	—	6.0
Compensation increase rate	(23.4)	(4.7)
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 11 in the Financial Statements.
Revenue Recognition
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and products have been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on our separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Adjustments to the accrual may be required if actual returns, rebates and incentives differ from historical experience or if there are changes to other assumptions used to estimate the accrual. A critical assumption used in estimating the accrual for our primary distributor rebate program is the time period from when revenue is recognized to when the rebate is processed. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $11.2 million.
Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of setoff exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $181.4 million at September 30, 2015 and $195.6 million at September 30, 2014, of which $9.2 million at September 30, 2015 and $11.6 million at September 30, 2014 was included as an offset to accounts receivable.
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
Our accrual for environmental matters, including certain environmental indemnification liabilities that are substantially indemnified by ExxonMobil Corporation, was $54.5 million, net of $32.9 million of related receivables, and $48.2 million, net of $39.7 million of related receivables, at September 30, 2015 and 2014, respectively. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.
One of our principal self-insurance programs covers product liability where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by insurance policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims, including asbestos costs, was $17.8 million, net of $10.4 million of related receivables, and $14.8 million, net of $7.5 million of related receivables, as of September 30, 2015 and 2014, respectively.

Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business. As described in Note 14 of the Financial Statements within the section entitled Other Matters, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. See Note 14 of the Financial Statements for further discussion.
We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $0.4 million and $0.3 million in other current liabilities at September 30, 2015 and 2014, respectively, and $19.8 million and $21.9 million in other liabilities at September 30, 2015 and 2014, respectively.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legacy legal, environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure is capped at the amount received for the sale. We estimate the potential future payments we could incur under these indemnifications may approximate $6.6 million, of which $1.0 million and $0.8 million has been accrued in other current liabilities at September 30, 2015 and 2014, respectively, and $5.6 million and $7.0 million has been accrued in other liabilities at September 30, 2015 and 2014, respectively. A significant change in the costs or timing could have a significant effect on our estimates.
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
While we have support for the positions we take on our tax returns, taxing authorities may assert interpretations of laws and facts and may challenge cross-jurisdictional transactions. Cross-jurisdictional transactions between our subsidiaries involving the transfer price for products, services, and/or intellectual property as well as various U.S. state tax matters comprise our more significant income tax reserves. The gross liability for unrecognized tax benefits, excluding interest and penalties, was recorded in other liabilities in the Consolidated Balance Sheet in the amount of $43.9 million and $38.9 million at September 30, 2015 and 2014, respectively, of which the entire amount would reduce our effective tax rate if recognized. Accrued interest and penalties related to unrecognized tax benefits were $5.1 million and $8.1 million at September 30, 2015 and 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $26.5 million as of September 30, 2015. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $31.0 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $14.5 million.

We recorded a valuation allowance for a portion of our deferred tax assets related to net operating loss, tax credit, and capital loss carryforwards (Carryforwards) and certain temporary differences in the amount of $22.2 million at September 30, 2015 and $27.8 million at September 30, 2014 based on the projected profitability of the entity in the respective tax jurisdiction. The valuation allowance is based on an evaluation of the uncertainty that the Carryforwards and certain temporary differences will be realized. Our income would increase if we determine we will be able to use more Carryforwards or certain temporary differences than currently expected. Conversely, our income would decrease if we determine we are unable to realize our deferred tax assets in the future.
Our consolidated financial statements provide for tax liability on undistributed earnings of our subsidiaries that will be repatriated to the U.S. As of September 30, 2015, we have not provided U.S. deferred taxes for $3,059.0 million of such earnings, since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the U.S.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk during the normal course of business from changes in foreign currency exchange rates and interest rates. We manage exposure to these risks through a combination of normal operating and financing activities as well as derivative financial instruments in the form of foreign currency forward exchange contracts. We sometimes use interest rate swap contracts to manage the balance of fixed and floating rate debt.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $54.6 million and a liability of $18.5 million at September 30, 2015. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2015 and 2014, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar further strengthens relative to 2015 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $13.6 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2015 or 2014. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at September 30, 2015. At September 30, 2014, commercial paper borrowings outstanding were $325.0 million, with a weighted average interest rate of 0.17 percent and weighted average maturity period of seven days. We have issued, and anticipate continuing to issue, additional short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term debt obligations with a carrying value of $1,500.9 million at September 30, 2015 and $900.4 million at September 30, 2014. The fair value of this debt was $1,682.6 million at September 30, 2015 and $1,119.4 million at September 30, 2014. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point increase in market interest rates would not be significant to the overall fair value of our long-term debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
In February 2015, we entered into interest rate swap contracts, which we designated as fair value hedges. These interest rate swaps effectively converted the $600.0 million aggregate principal amount of our 2.050% notes payable in March 2020 (2020 Notes) and 2.875% notes payable in March 2025 (2025 Notes) to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 0.763 percent for the 2020 Notes and 1.173 percent for the 2025 Notes at September 30, 2015. The fair value of our interest rate swap contracts at September 30, 2015 was a net unrealized gain of $5.4 million. A hypothetical 50 basis point increase in average market interest rates related to our interest rate swaps would not be significant to our results of operations or financial condition.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,427.3	$1,191.3
Short-term investments	721.9	628.5
Receivables	1,041.0	1,215.8
Inventories	535.6	588.4
Deferred income taxes	151.2	163.5
Other current assets	171.0	146.7
Total current assets	4,048.0	3,934.2
Property, net	605.6	632.9
Goodwill	1,028.8	1,050.6
Other intangible assets, net	229.5	246.2
Deferred income taxes	343.6	205.7
Other assets	149.2	154.7
Total	$6,404.7	$6,224.3
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$—	$325.0
Accounts payable	521.7	520.6
Compensation and benefits	225.0	277.7
Advance payments from customers and deferred revenue	200.8	196.5
Customer returns, rebates and incentives	172.2	184.0
Other current liabilities	208.0	188.3
Total current liabilities	1,327.7	1,692.1
Long-term debt	1,500.9	900.4
Retirement benefits	1,116.6	767.9
Other liabilities	202.7	205.8
Commitments and contingent liabilities (Note 14)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,552.1	1,512.3
Retained earnings	5,316.9	4,839.6
Accumulated other comprehensive loss	(1,334.6)	(948.0)
Common stock in treasury, at cost (shares held: 2015, 49.0; 2014, 44.7)	(3,459.0)	(2,927.2)
Total shareowners’ equity	2,256.8	2,658.1
Total	$6,404.7	$6,224.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2015	2014	2013
Sales
Products and solutions	$5,652.2	$5,933.1	$5,706.0
Services	655.7	690.4	645.9
	6,307.9	6,623.5	6,351.9
Cost of sales
Products and solutions	(3,157.2)	(3,391.3)	(3,326.4)
Services	(447.6)	(478.3)	(451.7)
	(3,604.8)	(3,869.6)	(3,778.1)
Gross profit	2,703.1	2,753.9	2,573.8
Selling, general and administrative expenses	(1,506.4)	(1,570.1)	(1,537.7)
Other (expense) income (Note 12)	(5.5)	9.7	5.7
Interest expense	(63.7)	(59.3)	(60.9)
Income before income taxes	1,127.5	1,134.2	980.9
Income tax provision (Note 13)	(299.9)	(307.4)	(224.6)
Net income	$827.6	$826.8	$756.3
Earnings per share:
Basic	$6.15	$5.98	$5.43
Diluted	$6.09	$5.91	$5.36
Weighted average outstanding shares:
Basic	134.5	138.0	139.2
Diluted	135.7	139.7	140.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2015	2014	2013
Net income	$827.6	$826.8	$756.3
Other comprehensive (loss) income:
Pension and other postretirement benefit plan adjustments (net of tax (benefit) expense of ($106.6), ($27.6), and $232.1)	(187.7)	(85.6)	402.2
Currency translation adjustments	(199.9)	(61.3)	8.3
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $4.5, $1.9, and ($1.8))	1.0	16.6	(2.9)
Other comprehensive (loss) income	(386.6)	(130.3)	407.6
Comprehensive income	$441.0	$696.5	$1,163.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2015	2014	2013
Operating activities:
Net income	$827.6	$826.8	$756.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	133.1	122.5	113.8
Amortization of intangible assets	29.4	30.0	31.4
Share-based compensation expense	41.5	42.5	41.1
Retirement benefit expense	141.3	132.9	170.4
Pension contributions	(41.0)	(42.1)	(41.3)
Deferred income taxes	(29.3)	(7.2)	(6.5)
Net (gain) loss on disposition of property	(0.1)	0.6	0.5
Income tax benefit from the exercise of stock options	—	0.1	2.1
Excess income tax benefit from share-based compensation	(12.4)	(29.9)	(31.9)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency adjustments:
Receivables	73.4	(53.7)	(12.3)
Inventories	(2.5)	12.9	0.8
Accounts payable	17.3	(20.7)	3.3
Advance payments from customers and deferred revenue	20.7	(8.4)	9.9
Compensation and benefits	(33.9)	43.3	(8.5)
Income taxes	27.3	1.8	33.8
Other assets and liabilities	(4.7)	(18.1)	(48.1)
Cash provided by operating activities	1,187.7	1,033.3	1,014.8
Investing activities:
Capital expenditures	(122.9)	(141.0)	(146.2)
Acquisition of businesses, net of cash acquired	(21.2)	(81.5)	(84.8)
Purchases of short-term investments	(867.6)	(705.7)	(372.2)
Proceeds from maturities of short-term investments	762.7	447.8	350.0
Proceeds from sale of property	2.1	0.4	0.5
Other investing activities	—	(3.4)	(4.1)
Cash used for investing activities	(246.9)	(483.4)	(256.8)
Financing activities:
Net (repayment) issuance of short-term debt	(325.0)	146.0	22.0
Issuance of long-term debt, net of discount and issuance costs	594.3	—	—
Cash dividends	(350.1)	(320.5)	(276.3)
Purchases of treasury stock	(598.4)	(485.7)	(402.7)
Proceeds from the exercise of stock options	60.3	108.5	172.3
Excess income tax benefit from share-based compensation	12.4	29.9	31.9
Other financing activities	(1.6)	—	(1.8)
Cash used for financing activities	(608.1)	(521.8)	(454.6)
Effect of exchange rate changes on cash	(96.7)	(37.7)	0.6
Cash provided by (used for) continuing operations	236.0	(9.6)	304.0
Discontinued operations:
Cash used for discontinued operating activities	—	—	(7.0)
Cash used for discontinued operations	—	—	(7.0)
Increase (decrease) in cash and cash equivalents	236.0	(9.6)	297.0
Cash and cash equivalents at beginning of year	1,191.3	1,200.9	903.9
Cash and cash equivalents at end of year	$1,427.3	$1,191.3	$1,200.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2015	2014	2013

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,512.3	1,456.0	1,416.7
Income tax benefits from share-based compensation	12.4	29.8	34.0
Share-based compensation expense	40.7	41.6	40.2
Shares delivered under incentive plans	(13.3)	(15.1)	(34.9)
Ending balance	1,552.1	1,512.3	1,456.0
Retained earnings
Beginning balance	4,839.6	4,333.4	3,858.8
Net income	827.6	826.8	756.3
Cash dividends (2015, $2.60 per share; 2014, $2.32 per share; 2013, $1.98 per share)	(350.1)	(320.5)	(276.3)
Shares delivered under incentive plans	(0.2)	(0.1)	(5.4)
Ending balance	5,316.9	4,839.6	4,333.4
Accumulated other comprehensive loss
Beginning balance	(948.0)	(817.7)	(1,225.3)
Other comprehensive (loss) income	(386.6)	(130.3)	407.6
Ending balance	(1,334.6)	(948.0)	(817.7)
Treasury stock
Beginning balance	(2,927.2)	(2,567.6)	(2,379.9)
Purchases	(606.4)	(483.8)	(401.5)
Shares delivered under incentive plans	74.6	124.2	213.8
Ending balance	(3,459.0)	(2,927.2)	(2,567.6)
Total shareowners’ equity	$2,256.8	$2,658.1	$2,585.5
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (Rockwell Automation or the Company) is a leading global provider of industrial automation power, control and information solutions that help manufacturers achieve competitive advantages for their businesses.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
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
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and products have been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on our separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
Short-term Investments
Short-term investments include time deposits and certificates of deposit with original maturities longer than three months but shorter than one year at the time of purchase. These investments are stated at cost, which approximates fair value.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $22.0 million at September 30, 2015 and $19.4 million at September 30, 2014. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.2 million at September 30, 2015 and $11.6 million at September 30, 2014.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal-use software, is stated at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 8 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $27.3 million, $24.6 million and $22.9 million were accrued within accounts payable and other current liabilities at September 30, 2015, 2014 and 2013, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

We review goodwill and other intangible assets with indefinite useful lives for impairment annually or more frequently if events or circumstances indicate impairment may be present. Any excess in carrying value over the estimated fair value is charged to results of operations. We perform our annual impairment test during the second quarter of our fiscal year.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. Additionally, we use derivative financial instruments in the form of interest rate swap contracts to manage our borrowing costs of certain long-term debt. We designate and account for these derivative financial instruments as hedges under U.S. GAAP.
Furthermore, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities' functional currencies. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $307.3 million in 2015, $290.1 million in 2014 and $260.7 million in 2013. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1. Basis of Presentation and Accounting Policies - (Continued)

Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2015 (1.4 million shares), 2014 (0.8 million shares) and 2013 (1.2 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2015	2014	2013
Net income	$827.6	$826.8	$756.3
Less: Allocation to participating securities	(0.7)	(1.1)	(1.1)
Net income available to common shareowners	$826.9	$825.7	$755.2
Basic weighted average outstanding shares	134.5	138.0	139.2
Effect of dilutive securities
Stock options	1.1	1.5	1.5
Performance shares	0.1	0.2	0.2
Diluted weighted average outstanding shares	135.7	139.7	140.9
Earnings per share:
Basic	$6.15	$5.98	$5.43
Diluted	$6.09	$5.91	$5.36

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
Environmental Matters
We record liabilities for environmental matters in the period in which our responsibility is probable and the costs can be reasonably estimated. We make changes to the liabilities in the periods in which the estimated costs of remediation change. At third-party environmental sites where more than one potentially responsible party has been identified, we record a liability for our estimated allocable share of costs related to our involvement with the site, as well as an estimated allocable share of costs related to the involvement of insolvent or unidentified parties. If we determine that recovery from insurers or other third parties is probable and a right of setoff exists, we record the liability net of the estimated recovery. If we determine that recovery from insurers or other third parties is probable but a right of setoff does not exist, we record a liability for the total estimated costs of remediation and a receivable for the estimated recovery. At environmental sites where we are the sole responsible party, we record a liability for the total estimated costs of remediation. Ongoing operating and maintenance expenditures included in our environmental remediation obligations are discounted to present value over the probable future remediation period. Our remaining environmental remediation obligations are undiscounted due to subjectivity of timing and/or amount of future cash payments.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued new guidance requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related outstanding debt liability rather than as an asset. This guidance is effective for us October 1, 2016; however, we elected to early adopt this guidance retrospectively as of September 30, 2015. We have included $9.4 million and $5.2 million of debt issuance costs associated with our long-term debt as a reduction of long-term debt, which we previously included within other assets, at September 30, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended September 30, 2015 and 2014 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2013	$387.8	$635.2	$1,023.0
Acquisition of businesses	7.7	28.0	35.7
Translation	0.1	(8.2)	(8.1)
Balance as of September 30, 2014	395.6	655.0	1,050.6
Acquisition of business	—	14.9	14.9
Translation and other	(7.6)	(29.1)	(36.7)
Balance as of September 30, 2015	$388.0	$640.8	$1,028.8

During the year ended September 30, 2015, we recognized goodwill of $14.9 million and intangible assets of $5.4 million resulting from the acquisition of the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. We assigned the full amount of goodwill related to ESC Services, Inc. to our Control Products & Solutions segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2. Goodwill and Other Intangible Assets - (Continued)

Other intangible assets consist of (in millions):

	September 30, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$91.9	$90.5
Customer relationships	87.2	50.1	37.1
Technology	83.4	44.1	39.3
Trademarks	32.3	16.3	16.0
Other	11.5	8.6	2.9
Total amortized intangible assets	396.8	211.0	185.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$440.5	$211.0	$229.5

	September 30, 2014
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$169.1	$82.5	$86.6
Customer relationships	89.8	45.4	44.4
Technology	84.0	38.2	45.8
Trademarks	33.7	14.0	19.7
Other	15.5	9.5	6.0
Total amortized intangible assets	392.1	189.6	202.5
Intangible assets not subject to amortization	43.7	—	43.7
Total	$435.8	$189.6	$246.2
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $9.4 million in 2015, $9.4 million in 2014 and $13.1 million in 2013.
The Allen-Bradley® trademark has an indefinite life, and therefore is not subject to amortization.
Estimated amortization expense is $29.3 million in 2016, $26.1 million in 2017, $19.9 million in 2018, $17.3 million in 2019 and $14.4 million in 2020.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2015 and concluded that these assets are not impaired. We did not identify any impairment indicators during the remainder of fiscal 2015 that would require further impairment analysis.
3. Inventories
Inventories consist of (in millions):

	September 30,
	2015	2014
Finished goods	$225.7	$240.3
Work in process	157.5	156.9
Raw materials	152.4	191.2
Inventories	$535.6	$588.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. Property, net
Property consists of (in millions):

	September 30,
	2015	2014
Land	$4.5	$3.7
Buildings and improvements	319.0	315.9
Machinery and equipment	1,042.3	1,032.4
Internal-use software	441.3	418.2
Construction in progress	97.6	118.2
Total	1,904.7	1,888.4
Less accumulated depreciation	(1,299.1)	(1,255.5)
Property, net	$605.6	$632.9
5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2015	2014
5.65% notes, payable in December 2017	$250.0	$250.0
2.050% notes, payable in March 2020	304.2	—
2.875% notes, payable in March 2025	301.2	—
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(54.5)	(49.6)
Long-term debt	$1,500.9	$900.4
In February 2015, we issued $600.0 million of aggregate principal amount of long-term notes in a public offering. The offering consisted of $300.0 million in 2.050% notes payable in March 2020 (2020 Notes) and $300.0 million in 2.875% notes payable in March 2025 (2025 Notes), both issued at a discount. This debt offering yielded $594.3 million in net proceeds. We used the net proceeds from the offering primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.
Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount of our 2020 Notes and 2025 Notes to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 0.763 percent for the 2020 Notes and 1.173 percent for the 2025 Notes at September 30, 2015. We have designated these swaps as fair value hedges. The aggregate fair value of the interest rate swap contracts at September 30, 2015 was a net unrealized gain of $5.4 million. The individual contracts are recorded in other liabilities on the Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 8.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding at September 30, 2015. Commercial paper borrowings outstanding were $325.0 million at September 30, 2014. The weighted average interest rate of the commercial paper outstanding was 0.17 percent at September 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Long-term and Short-term Debt - (Continued)

On March 24, 2015, we replaced our former five-year $750.0 million unsecured revolving credit facility with a new five-year $1.0 billion unsecured revolving credit facility expiring in March 2020. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against either credit facility during the periods ended September 30, 2015 or September 30, 2014. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $121.2 million at September 30, 2015 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2015 and September 30, 2014 were not significant. There are no significant commitment fees or compensating balance requirements under any of our credit facilities.
Interest payments were $60.8 million during 2015, $58.1 million during 2014 and $59.7 million during 2013.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2015	2014
Unrealized losses on foreign exchange contracts (Note 8)	$16.4	$5.8
Product warranty obligations (Note 7)	27.9	34.1
Taxes other than income taxes	34.9	37.2
Accrued interest	16.9	15.6
Income taxes payable	50.9	41.0
Other	61.0	54.6
Other current liabilities	$208.0	$188.3
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
Changes in product warranty obligations were (in millions):

	September 30,
	2015	2014
Beginning balance	$34.1	$36.9
Warranties recorded at time of sale	26.7	31.3
Adjustments to pre-existing warranties	(4.5)	(5.3)
Settlements of warranty claims	(28.4)	(28.8)
Ending balance	$27.9	$34.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative Instruments and Fair Value Measurement
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to manage certain foreign currency risks. We also use interest rate swap contracts to manage risks associated with interest rate fluctuations. The following information explains how we use and value these types of derivative instruments and how they impact our Consolidated Financial Statements.
Additional information related to hedging instruments associated with our long-term debt is included in Note 5. Additional information related to the impacts of cash flow hedges on other comprehensive (loss) income is included in Note 9.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive (loss) income the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2015, we had a U.S. dollar-equivalent gross notional amount of $729.7 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of gains recorded in other comprehensive (loss) income related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2015	2014	2013
Forward exchange contracts	$41.7	$16.9	$1.8
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2015	2014	2013
Sales	$(8.4)	$(2.3)	$1.6
Cost of sales	44.6	0.7	4.9
Total	$36.2	$(1.6)	$6.5

Approximately $20.0 million ($15.2 million after tax) of net unrealized gains on cash flow hedges as of September 30, 2015 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2015, we had a gross notional amount of $406.9 million of foreign currency forward exchange contracts and $13.7 million of foreign currency denominated debt designated as net investment hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative Instruments and Fair Value Measurement - (Continued)

The pre-tax amount of (losses) gains recorded in other comprehensive (loss) income related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2015	2014	2013
Forward exchange contracts	$(4.4)	$—	$—
Foreign currency denominated debt	1.0	(0.3)	0.2
Total	$(3.4)	$(0.3)	$0.2
Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million in aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At September 30, 2015, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.
The pre-tax amount of net gains recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net losses on the hedged debt instruments during the periods presented, was (in millions):

	2015	2014	2013
Interest expense	$5.4	$—	$—
Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2015, we had a U.S. dollar-equivalent gross notional amount of $212.6 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (millions):

	2015	2014	2013
Other (expense) income	$20.8	$1.4	$0.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Derivative Instruments and Fair Value Measurement - (Continued)

We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2015, 2014 or 2013. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,349.2 million at September 30, 2015. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Swiss franc, USD/Canadian dollar, Swiss franc/euro, Mexican peso/USD, Singapore dollar/USD and Swiss franc/Canadian dollar.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.
Assets (liabilities) measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	September 30, 2014
Forward exchange contracts	Other current assets	$32.6	$13.1
Forward exchange contracts	Other assets	1.7	5.0
Forward exchange contracts	Other current liabilities	(13.3)	(4.1)
Forward exchange contracts	Other liabilities	(2.1)	(0.3)
Interest rate swap contracts	Other assets	5.4	—
Total		$24.3	$13.7

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	September 30, 2014
Forward exchange contracts	Other current assets	$20.3	$3.5
Forward exchange contracts	Other current liabilities	(3.1)	(1.8)
Total		$17.2	$1.7

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
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2015
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,427.3	$1,427.3	$1,412.1	$15.2	$—
Short-term investments	721.9	721.9	—	721.9	—
Short-term debt	—	—	—	—	—
Long-term debt	1,500.9	1,682.6	—	1,682.6	—

	September 30, 2014
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,191.3	$1,191.3	$1,154.2	$37.1	$—
Short-term investments	628.5	628.5	—	628.5	—
Short-term debt	325.0	325.0	—	325.0	—
Long-term debt	900.4	1,119.4	—	1,119.4	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareowners’ Equity
Common Stock
At September 30, 2015, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2015, 9.0 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2015	2014	2013
Beginning balance	136.7	138.8	139.8
Treasury stock purchases	(5.4)	(4.1)	(4.7)
Shares delivered under incentive plans	1.1	2.0	3.7
Ending balance	132.4	136.7	138.8
At September 30, 2015 and 2014 there were $12.5 million and $4.5 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal year.
While not material to previously issued financial statements, we corrected certain amounts in the rollforward of additional paid-in capital within our Consolidated Statement of Shareowners’ Equity for the year ended September 30, 2014. Within the rollforward of additional paid-in capital, income tax benefits from share-based compensation decreased by $11.8 million, and share-based compensation expense increased by $11.8 million.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended September 30, 2015, 2014 and 2013 were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 11)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2012	$(1,226.0)	$0.5	$0.2	$(1,225.3)
Other comprehensive income (loss) before reclassifications	314.9	8.3	1.2	324.4
Amounts reclassified from accumulated other comprehensive loss	87.3	—	(4.1)	83.2
Other comprehensive income (loss)	402.2	8.3	(2.9)	407.6
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive (loss) income before reclassifications	(143.9)	(61.3)	14.2	(191.0)
Amounts reclassified from accumulated other comprehensive loss	58.3	—	2.4	60.7
Other comprehensive (loss) income	(85.6)	(61.3)	16.6	(130.3)
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	(257.3)	(199.9)	36.7	(420.5)
Amounts reclassified from accumulated other comprehensive loss	69.6	—	(35.7)	33.9
Other comprehensive (loss) income	$(187.7)	$(199.9)	$1.0	$(386.6)
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$(1,334.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Shareowners’ Equity - (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations for the years ended September 30, 2015, 2014 and 2013 were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2015	2014	2013
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(17.2)	$(12.9)	$(13.2)	(a)
Amortization of net actuarial loss	123.2	102.6	149.0	(a)
	106.0	89.7	135.8	Income before income taxes
	(36.4)	(31.4)	(48.5)	Income tax provision
	$69.6	$58.3	$87.3	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$8.4	$2.3	$(1.6)	Sales
Forward exchange contracts	(44.6)	(0.7)	(4.9)	Cost of sales
	(36.2)	1.6	(6.5)	Income before income taxes
	0.5	0.8	2.4	Income tax provision
	$(35.7)	$2.4	$(4.1)	Net income

Total reclassifications	$33.9	$60.7	$83.2	Net income
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 11 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Share-Based Compensation
During 2015, 2014 and 2013 we recognized $41.5 million, $42.5 million and $41.1 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $13.2 million, $12.9 million and $12.5 million during 2015, 2014 and 2013, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2015, total unrecognized compensation cost related to share-based compensation awards was $36.8 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.6 years.
Our 2012 Long-Term Incentives Plan (2012 Plan) authorizes us to deliver up to 6.8 million shares of our common stock upon exercise of stock options or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2012 Plan, 2008 Long-Term Incentives Plan, as amended, or our 2000 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 2.8 million shares under our 2012 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2015. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2015, 2014 and 2013 was $26.70, $34.03 and $25.18, respectively. The total intrinsic value of stock options exercised was $46.1 million, $108.1 million and $131.7 million during 2015, 2014 and 2013, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2015	2014	2013
Average risk-free interest rate	1.61%	1.52%	0.66%
Expected dividend yield	2.25%	2.13%	2.35%
Expected volatility	31%	41%	43%
Expected term (years)	5.1	5.2	5.3
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Share-Based Compensation - (Continued)

A summary of stock option activity for the year ended September 30, 2015 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2014	4,523	$75.65
Granted	1,041	115.62
Exercised	(897)	67.18
Forfeited	(90)	105.58
Cancelled	(3)	84.75
Outstanding at September 30, 2015	4,574	85.81	6.8	$92.1
Vested or expected to vest at September 30, 2015	4,397	84.94	6.8	91.5
Exercisable at September 30, 2015	2,665	70.23	5.6	85.2
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period. The awards actually earned will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. For the three-year performance period ending September 30, 2015, the payout will be 93% of the target number of shares, with a maximum of 68,000 shares to be delivered in payment under the awards in December 2015.
A summary of performance share activity for the year ended September 30, 2015 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2014	224	$102.54
Granted(1)	87	103.70
Adjustment for performance results achieved(2)	71	101.57
Vested and issued	(154)	101.57
Forfeited	(2)	103.56
Outstanding at September 30, 2015	226	103.33

(1)	Performance shares granted assuming achievement of performance goals at target.

(2)	Adjustments were due to the number of shares vested under the fiscal 2014 awards at the end of the three-year performance period ended September 30, 2014 being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2015, 2014 and 2013:

	2015	2014	2013
Percent payout	187%	180%	173%
Shares vested (in thousands)	154	127	232
Total fair value of shares vested (in millions)	$17.2	$14.2	$18.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. Share-Based Compensation - (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2015, 2014 and 2013 was $103.70, $108.48 and $98.15, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2015	2014	2013
Average risk-free interest rate	0.96%	0.60%	0.32%
Expected dividend yield	2.22%	2.11%	2.32%
Expected volatility	24%	33%	36%
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2015, 2014 and 2013 was $115.02, $109.69 and $80.17, respectively. The total fair value of shares vested during the years ended September 30, 2015, 2014, and 2013 was $8.0 million, $6.4 million, and $9.4 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2015 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2014	190	$84.57
Granted	52	115.02
Vested	(71)	73.79
Forfeited	(8)	100.61
Outstanding at September 30, 2015	163	98.22
We also granted seven thousand shares of unrestricted common stock to non-employee directors during the year ended September 30, 2015. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2015, 2014, and 2013 was $111.43, $108.86 and $76.65, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans. We did not make voluntary contributions to our U.S. qualified pension plan in 2015, 2014 or 2013. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
The components of net periodic benefit cost (income) are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2015	2014	2013	2015	2014	2013
Service cost	$85.7	$78.5	$92.1	$1.5	$2.0	$2.3
Interest cost	167.2	174.2	160.2	4.1	6.5	6.3
Expected return on plan assets	(223.2)	(217.9)	(226.3)	—	—	—
Amortization:
Prior service credit	(2.7)	(2.7)	(2.5)	(14.5)	(10.2)	(10.7)
Net actuarial loss	118.7	99.7	144.6	4.5	2.9	4.4
Settlements	—	(0.1)	—	—	—	—
Net periodic benefit cost (income)	$145.7	$131.7	$168.1	$(4.4)	$1.2	$2.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

Benefit obligation, plan assets, funded status, and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Benefit obligation at beginning of year	$4,236.6	$3,804.8	$122.2	$150.2
Service cost	85.7	78.5	1.5	2.0
Interest cost	167.2	174.2	4.1	6.5
Actuarial losses (gains)	230.2	431.5	(20.1)	14.2
Plan amendments	(3.5)	1.2	—	(37.0)
Plan participant contributions	4.9	5.4	5.4	8.2
Benefits paid	(329.1)	(218.8)	(17.7)	(21.0)
Currency translation and other	(109.8)	(40.2)	(2.1)	(0.9)
Benefit obligation at end of year	4,282.2	4,236.6	93.3	122.2
Plan assets at beginning of year	3,591.0	3,367.0	—	—
Actual return on plan assets	29.5	425.2	—	—
Company contributions	41.0	42.1	12.3	12.8
Plan participant contributions	4.9	5.4	5.4	8.2
Benefits paid	(329.1)	(218.8)	(17.7)	(21.0)
Currency translation and other	(74.8)	(29.9)	—	—
Plan assets at end of year	3,262.5	3,591.0	—	—
Funded status of plans	$(1,019.7)	$(645.6)	$(93.3)	$(122.2)

Net amount on balance sheet consists of:
Other assets	$0.1	$1.4	$—	$—
Compensation and benefits	(11.3)	(12.2)	(11.4)	(14.9)
Retirement benefits	(1,008.5)	(634.8)	(81.9)	(107.3)
Net amount on balance sheet	$(1,019.7)	$(645.6)	$(93.3)	$(122.2)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2015 and 2014 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Prior service cost (credit)	$3.0	$4.0	$(22.9)	$(31.9)
Net actuarial loss	1,099.9	904.7	17.1	32.6
Total	$1,102.9	$908.7	$(5.8)	$0.7
During 2015, we recognized prior service credits of $17.2 million  ($10.8 million net of tax) and net actuarial losses of $123.2 million ($80.4 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2014. In 2016, we expect to recognize prior service credits of $14.0 million ($8.9 million net of tax), and net actuarial losses of $127.1 million ($82.9 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2015.

During 2015, we offered lump-sum distributions to certain deferred vested participants in the U.S. defined benefit plans. Related payments totaled $108.8 million. No settlement charge was required to be recorded.
The accumulated benefit obligation for our pension plans was $3,979.3 million and $3,960.2 million at September 30, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost included in the Consolidated Statement of Operations for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2015	2014	2013	2015	2014	2013
U.S. Plans
Discount rate	4.50%	5.05%	4.15%	3.65%	4.60%	3.85%
Expected return on plan assets	7.50%	7.50%	8.00%	—	—	—
Compensation increase rate	3.75%	3.75%	4.00%	—	—	—
Non-U.S. Plans
Discount rate	3.01%	3.69%	3.37%	3.50%	4.20%	3.80%
Expected return on plan assets	5.31%	5.33%	5.42%	—	—	—
Compensation increase rate	3.16%	3.11%	3.03%	—	—	—
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations included in the Consolidated Balance Sheet are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2015	2014	2015	2014
U.S. Plans
Discount rate	4.55%	4.50%	3.85%	3.65%
Compensation increase rate	3.75%	3.75%	—	—
Health care cost trend rate(1)	—	—	7.00%	7.00%
Non-U.S. Plans
Discount rate	2.67%	3.01%	3.60%	3.50%
Compensation increase rate	3.11%	3.16%	—	—
Health care cost trend rate(1)	—	—	5.39%	5.83%

(1)
The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will decrease to 5.50% in 2018 for U.S. Plans and 4.50% in 2017 for Non-U.S. Plans.

In October 2014, the U.S. Society of Actuaries released a new mortality table (RP-2014) and new mortality improvement scale (MP-2014). We used these mortality tables to measure our U.S. pension obligation as of September 30, 2015. This change in mortality assumptions resulted in a $222.1 million increase to our projected benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2015	2014
Equity securities	40%	–	65%	51%	48%	50%
Debt securities	30%	–	50%	39%	43%	42%
Other	0%	–	15%	10%	9%	8%
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
As of September 30, 2015 and 2014, our pension plans do not own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2015 and 2014.
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
Real estate funds — Consists of the real estate funds, which provide an indirect investment into a diversified and multi-sector portfolio of property assets. Publicly-traded real estate funds are valued at the most recent closing price reported on the SIX Swiss Exchange. The remainder is valued at the estimated fair value, as determined by the respective fund manager, based on the NAV of the investment units held at year end, which is subject to judgment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Refer to Note 8 for further information regarding levels in the fair value hierarchy. The following table presents our pension plans’ investments measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$5.1	$—	$—	$5.1
Equity securities:
Common stock	628.5	—	—	628.5
Mutual funds	174.6	—	—	174.6
Common collective trusts	—	467.5	—	467.5
Fixed income securities:
Corporate debt	—	643.8	—	643.8
Government securities	212.0	121.3	—	333.3
Common collective trusts	—	124.8	—	124.8
Other types of investments:
Private equity	—	—	70.2	70.2
Alternative equity	—	—	50.7	50.7
Insurance contracts	—	—	0.9	0.9
Non-U.S. Plans
Cash and cash equivalents	2.3	—	—	2.3
Equity securities:
Common stock	37.0	—	—	37.0
Common collective trusts	—	259.5	—	259.5
Fixed income securities:
Corporate debt	—	40.0	—	40.0
Government securities	2.8	6.6	—	9.4
Common collective trusts	—	258.6	—	258.6
Other types of investments:
Real estate funds	—	79.4	8.7	88.1
Insurance contracts	—	—	63.8	63.8
Other	—	1.3	3.1	4.4
Total plan investments	$1,062.3	$2,002.8	$197.4	$3,262.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.9	$—	$—	$1.9
Equity securities:
Common stock	706.8	—	—	706.8
Mutual funds	216.8	—	—	216.8
Common collective trusts	—	527.2	—	527.2
Fixed income securities:
Corporate debt	—	692.6	—	692.6
Government securities	231.4	147.2	—	378.6
Common collective trusts	—	129.4	—	129.4
Other types of investments:
Private equity	—	—	78.8	78.8
Alternative equity	—	—	49.9	49.9
Insurance contracts	—	—	0.9	0.9
Non-U.S. Plans
Cash and cash equivalents	7.2	—	—	7.2
Equity securities:
Common stock	46.4	—	—	46.4
Common collective trusts	—	286.0	—	286.0
Fixed income securities:
Corporate debt	—	31.0	—	31.0
Government securities	3.3	14.9	—	18.2
Common collective trusts	—	266.7	—	266.7
Other types of investments:
Real estate funds	—	80.3	8.6	88.9
Insurance contracts	—	—	57.8	57.8
Other	—	2.6	3.3	5.9
Total plan investments	$1,213.8	$2,177.9	$199.3	$3,591.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2015:

	Balance October 1, 2014	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2015
U.S. Plans
Private equity	$78.8	$7.2	$(11.0)	$(4.8)	$70.2
Alternative equity	49.9	4.0	1.7	(4.9)	50.7
Insurance contracts	0.9	—	—	—	0.9
Non-U.S. Plans
Real estate	8.6	—	0.1	—	8.7
Insurance contracts	57.8	—	11.3	(5.3)	63.8
Other	3.3	—	0.1	(0.3)	3.1
	$199.3	$11.2	$2.2	$(15.3)	$197.4
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2014:

	Balance October 1, 2013	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2014
U.S. Plans
Private equity	$80.4	$7.8	$(3.5)	$(5.9)	$78.8
Alternative equity	42.1	1.3	2.8	3.7	49.9
Insurance contracts	0.8	—	—	0.1	0.9
Non-U.S. Plans
Real estate	8.3	—	0.3	—	8.6
Insurance contracts	45.5	—	14.1	(1.8)	57.8
Other	4.2	—	—	(0.9)	3.3
	$181.3	$9.1	$13.7	$(4.8)	$199.3
Estimated Future Payments
We expect to contribute $47.0 million related to our worldwide pension plans and $11.7 million to our postretirement benefit plans in 2016.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2016	$234.9	$11.7
2017	227.7	11.6
2018	242.1	11.1
2019	253.7	10.8
2020	264.3	7.2
2021 – 2025	1,428.6	27.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Retirement Benefits - (Continued)

Other Postretirement Benefits
A one percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase		One Percentage Point Decrease
	2015	2014	2015	2014
Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.2)	$(0.1)
Increase (decrease) to postretirement benefit obligation	3.0	3.0	(2.6)	(2.6)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2015 and 2014 are as follows (in millions):

	2015	2014
Projected benefit obligation	$4,281.0	$3,919.1
Accumulated benefit obligation	3,978.3	3,651.5
Fair value of plan assets	3,261.2	3,277.8
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $46.3 million in 2015, $43.8 million in 2014 and $40.9 million in 2013.
12. Other (Expense) Income
The components of other (expense) income are (in millions):

	2015	2014	2013
Net gain (loss) on disposition of property	$0.1	$(0.6)	$(0.5)
Interest income	10.7	9.5	9.8
Royalty income	2.9	2.5	3.3
Legacy product liability and environmental charges	(19.8)	(14.6)	(24.9)
Other	0.6	12.9	18.0
Other (expense) income	$(5.5)	$9.7	$5.7
Other (expense) income included an $8.0 million gain in 2014 and a $19.2 million gain in 2013 from favorable resolutions of certain intellectual property and commercial legal matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes
Selected income tax data (in millions):

	2015	2014	2013
Components of income before income taxes:
United States	$660.5	$607.3	$513.5
Non-United States	467.0	526.9	467.4
Total	$1,127.5	$1,134.2	$980.9

Components of the income tax provision:
Current:
United States	$238.6	$219.4	$164.5
Non-United States	73.6	85.3	51.1
State and local	17.0	9.9	15.5
Total current	329.2	314.6	231.1
Deferred:
United States	(30.3)	(3.8)	(1.3)
Non-United States	2.6	(4.0)	(2.9)
State and local	(1.6)	0.6	(2.3)
Total deferred	(29.3)	(7.2)	(6.5)
Income tax provision	$299.9	$307.4	$224.6

Total income taxes paid	$313.1	$323.8	$203.9
During 2013, we recognized net discrete tax benefits of $22.7 million primarily related to the favorable resolution of tax matters in various global jurisdictions and the retroactive extension of the U.S. federal research and development tax credit.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.9	0.8	0.9
Non-United States taxes	(7.9)	(9.5)	(9.6)
Tax effect of foreign dividends	(0.2)	0.5	0.8
Employee stock ownership plan benefit	(0.2)	(0.2)	(0.2)
Change in valuation allowances	(0.5)	(0.1)	(0.4)
Domestic manufacturing deduction	(1.2)	(1.1)	(1.1)
Adjustments for prior period tax matters	0.5	1.0	(2.0)
Other	0.2	0.7	(0.5)
Effective income tax rate	26.6%	27.1%	22.9%
We operate in certain non-U.S. tax jurisdictions under various government sponsored tax incentive programs, which expire during 2017 through 2019 and may be extended if certain additional requirements are met. The tax benefit attributable to these incentive programs was $36.5 million ($0.27 per diluted share) in 2015, $42.9 million ($0.31 per diluted share) in 2014 and $38.2 million ($0.27 per diluted share) in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes - (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) at September 30, 2015 and 2014 were (in millions):

	2015	2014
Current deferred income tax assets:
Compensation and benefits	$28.4	$33.7
Product warranty costs	10.3	12.3
Inventory	15.3	18.3
Allowance for doubtful accounts	8.8	8.8
Deferred credits	9.2	7.5
Returns, rebates and incentives	50.8	54.5
Self-insurance reserves	0.6	0.9
Restructuring reserves	2.6	2.1
Net operating loss carryforwards	3.3	3.5
U.S. federal tax credit carryforwards	—	0.2
Other — net	21.9	21.7
Current deferred income tax assets	151.2	163.5
Long-term deferred income tax assets (liabilities):
Retirement benefits	$371.2	$240.4
Property	(74.9)	(81.9)
Intangible assets	(53.2)	(50.2)
Environmental reserves	15.9	16.9
Share-based compensation	35.5	32.6
Self-insurance reserves	9.4	7.9
Deferred gains	2.0	2.4
Net operating loss carryforwards	22.6	31.9
Capital loss carryforwards	13.6	14.8
U.S. federal tax credit carryforwards	1.2	1.3
State tax credit carryforwards	7.3	5.8
Other — net	15.2	11.6
Subtotal	365.8	233.5
Valuation allowance	(22.2)	(27.8)
Net long-term deferred income tax assets	343.6	205.7
Total net deferred income tax assets	$494.8	$369.2
Total deferred tax assets were $645.1 million at September 30, 2015 and $529.1 million at September 30, 2014. Total deferred tax liabilities were $128.1 million at September 30, 2015 and $132.1 million at September 30, 2014.
We have not provided U.S. deferred taxes for $3,059.0 million of undistributed earnings of the Company’s subsidiaries, since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the U.S. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.
We believe it is more likely than not that we will realize current and long-term deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below. Significant factors we considered in determining the probability of the realization of the deferred tax assets include our historical operating results and expected future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes - (Continued)

Tax attributes and related valuation allowances at September 30, 2015 are (in millions):

Tax Attribute to be Carried Forward	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$5.8	$5.8	2016	-	2025
Non-United States net operating loss carryforward	6.5	1.7	Indefinite
Non-United States capital loss carryforward	13.6	13.6	Indefinite
United States net operating loss carryforward	3.6	—	2019	-	2033
United States tax credit carryforward	1.2	—	2018	-	2027
State and local net operating loss carryforward	10.0	0.2	2016	-	2033
State tax credit carryforward	7.3	—	2025	-	2030
Subtotal — tax carryforwards	48.0	21.3
Other deferred tax assets	0.9	0.9	Indefinite
Total	$48.9	$22.2
The valuation allowance decreased $5.6 million in 2015 primarily due to the expiration of non-U.S. net operating loss carryforwards.
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
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2015	2014	2013
Gross unrecognized tax benefits balance at beginning of year	$38.9	$40.8	$70.3
Additions based on tax positions related to the current year	2.1	1.0	1.1
Additions based on tax positions related to prior years	11.6	2.2	8.8
Reductions based on tax positions related to prior years	(1.0)	—	—
Reductions related to settlements with taxing authorities	(4.3)	—	(36.2)
Reductions related to lapses of statute of limitations	(1.6)	(4.2)	(1.2)
Effect of foreign currency translation	(1.8)	(0.9)	(2.0)
Gross unrecognized tax benefits balance at end of year	$43.9	$38.9	$40.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Income Taxes - (Continued)

The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $43.9 million, $38.9 million and $40.8 million at September 30, 2015, 2014 and 2013, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $5.1 million and $8.1 million at September 30, 2015 and 2014, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits recognized were $2.4 million, $4.0 million and $6.7 million in 2015, 2014 and 2013, respectively.
If the unrecognized tax benefits were recognized, the net impact on our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $26.5 million as of September 30, 2015.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $31.0 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $14.5 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2003.
14. Commitments and Contingent Liabilities
Obligations and expected recoveries related to environmental remediation costs, conditional asset retirement obligations and other recorded indemnification matters as of September 30, 2015 and 2014 are as follows:

	2015	2014
Environmental remediation costs	$61.4	$60.0
Conditional asset retirement obligations	20.2	22.2
Indemnification liabilities	32.6	35.7
Total recorded liabilities	114.2	117.9
Recorded probable expected recoveries	(33.2)	(40.0)
Net recorded liabilities	$81.0	$77.9
As of September 30, 2015, we have estimated the total reasonably possible costs we could incur from these environmental remediation costs and indemnification liabilities to be $143.3 million ($101.1 million, net of related receivables).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Commitments and Contingent Liabilities - (Continued)

Environmental remediation cost liabilities and related expected recoveries at September 30, 2015 are as follows (in millions):

2015
Other current liabilities	$13.4
Other liabilities	48.0
Total recorded environmental remediation costs(1)	61.4
Receivables	(1.6)
Other assets	(6.6)
Total recorded probable expected recoveries	(8.2)
Net environmental remediation costs	$53.2

(1)	Includes $39.3 million related to discounted ongoing operating and maintenance expenditures.
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
Conditional asset retirement obligations and related expected recoveries at September 30, 2015 and 2014 are as follows (in millions):

	2015	2014
Other current liabilities	$0.4	$0.3
Other liabilities	19.8	21.9
Total recorded conditional asset retirement obligations	20.2	22.2
Probable expected recoveries recorded in other assets	(0.3)	(0.3)
Net conditional asset retirement obligations	$19.9	$21.9
There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2015 and 2014, respectively.
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
Indemnification liabilities and related expected recoveries at September 30, 2015 and 2014 are as follows (in millions):

	2015	2014
Other current liabilities	$3.2	$2.9
Other liabilities	29.4	32.8
Total recorded indemnification liabilities	32.6	35.7
Receivables	(2.1)	(2.1)
Other assets	(22.6)	(24.6)
Total recorded probable expected recoveries	(24.7)	(26.7)
Net indemnification liabilities	$7.9	$9.0
Included in the above are certain environmental indemnification liabilities that are substantially indemnified by ExxonMobil Corporation for which we have recorded a liability of $26.0 million and $27.9 million, and a related receivable of $24.7 million and $26.7 million, as of September 30, 2015 and 2014, respectively.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of September 30, 2015, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. Commitments and Contingent Liabilities - (Continued)

Lease Commitments
Rental expense was $117.0 million in 2015, $121.6 million in 2014 and $119.6 million in 2013. As of September 30, 2015, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are payable as follows (in millions):

2016	$73.6
2017	61.3
2018	50.5
2019	38.9
2020	34.7
Beyond 2020	66.7
Total	$325.7
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year aggregated $0.8 million as of September 30, 2015 and are receivable through 2019 at approximately $0.2 million per year. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
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
Control Products & Solutions
The Control Products & Solutions segment combines a comprehensive portfolio of intelligent motor control and industrial control products, application expertise and project management capabilities. This comprehensive portfolio includes:

•
Low and medium voltage electro-mechanical and electronic motor starters, motor and circuit protection devices, AC/DC variable frequency drives, push buttons, signaling devices, termination and protection devices, relays and timers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Business Segment Information - (Continued)

The following tables reflect the sales and operating results of our reportable segments for the years ended September 30, 2015, 2014 and 2013 (in millions):

	2015	2014	2013
Sales:
Architecture & Software	$2,749.5	$2,845.3	$2,682.0
Control Products & Solutions	3,558.4	3,778.2	3,669.9
Total	$6,307.9	$6,623.5	$6,351.9
Segment operating earnings:
Architecture & Software	$808.6	$839.6	$759.4
Control Products & Solutions	551.9	512.4	477.4
Total	1,360.5	1,352.0	1,236.8
Purchase accounting depreciation and amortization	(21.0)	(21.6)	(19.3)
General corporate-net	(85.6)	(81.0)	(97.2)
Non-operating pension costs	(62.7)	(55.9)	(78.5)
Interest expense	(63.7)	(59.3)	(60.9)
Income before income taxes	$1,127.5	$1,134.2	$980.9
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
The following tables summarize the identifiable assets at September 30, 2015, 2014 and 2013 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate (in millions):

	2015	2014	2013
Identifiable assets:
Architecture & Software	$1,790.5	$1,874.5	$1,653.4
Control Products & Solutions	2,078.1	2,273.7	2,200.0
Corporate	2,536.1	2,076.1	1,991.2
Total	$6,404.7	$6,224.3	$5,844.6
Depreciation and amortization:
Architecture & Software	$69.7	$64.8	$68.1
Control Products & Solutions	70.3	65.9	57.7
Corporate	1.5	0.2	0.1
Total	141.5	130.9	125.9
Purchase accounting depreciation and amortization	21.0	21.6	19.3
Total	$162.5	$152.5	$145.2
Capital expenditures for property:
Architecture & Software	$29.4	$33.6	$31.5
Control Products & Solutions	56.8	51.2	52.8
Corporate	36.7	56.2	61.9
Total	$122.9	$141.0	$146.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. Business Segment Information - (Continued)

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $266.8 million, $294.1 million and $299.2 million at September 30, 2015, 2014 and 2013, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $36.7 million, $56.2 million and $61.9 million in 2015, 2014 and 2013, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2015	2014	2013	2015	2014	2013
United States	$3,446.8	$3,414.6	$3,202.9	$472.1	$497.5	$484.7
Canada	366.6	437.0	468.7	7.3	7.6	7.6
Europe, Middle East and Africa	1,174.0	1,351.8	1,284.9	50.4	48.8	43.0
Asia Pacific	834.5	884.0	851.9	41.9	37.3	39.1
Latin America	486.0	536.1	543.5	33.9	41.7	41.6
Total	$6,307.9	$6,623.5	$6,351.9	$605.6	$632.9	$616.0
We attribute sales to the geographic regions based on the country of destination.
In the United States, Canada and certain other countries, we sell our products primarily through independent distributors. In the remaining countries, we sell products through a combination of direct sales and sales through distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2015, 2014 and 2013, which are attributable to both segments, were approximately 10 percent of our total sales.
16. Quarterly Financial Information (Unaudited)

	2015 Quarters
	First	Second	Third	Fourth	2015
	(in millions, except per share amounts)
Sales	$1,574.4	$1,550.8	$1,575.2	1,607.5	$6,307.9
Gross profit	687.5	673.2	678.2	664.2	2,703.1
Income before income taxes	287.5	276.5	284.6	278.9	1,127.5
Net income	214.2	206.0	206.1	201.3	827.6
Earnings per share:
Basic	1.58	1.53	1.53	1.51	6.15
Diluted	1.56	1.51	1.52	1.50	6.09

	2014 Quarters
	First	Second	Third	Fourth	2014
	(in millions, except per share amounts)
Sales	$1,591.7	$1,600.5	$1,649.5	$1,781.8	$6,623.5
Gross profit	663.7	655.8	681.5	752.9	2,753.9
Income before income taxes	272.8	248.4	274.0	339.0	1,134.2
Net income	198.1	180.3	199.7	248.7	826.8
Earnings per share:
Basic	1.43	1.30	1.44	1.81	5.98
Diluted	1.41	1.28	1.43	1.79	5.91
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 17, 2015

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2015, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2015.
The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
The following table provides information as of September 30, 2015 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	5,056,982	(1)	$85.81	(2)	3,085,139	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	5,056,982		$85.81		3,085,139

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted units.

(3)	Represents 2,831,404 and 253,735 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled Board of Directors and Committees and Corporate Governance in the Proxy Statement.
Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Audit Matters in the Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2015, 2014 and 2013

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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

4-a-6	Form of certificate for the Company’s 2.050% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-7	Form of certificate for the Company’s 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
*10-a-1	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.

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

*10-a-6
Form of Restricted Stock Unit Agreement under Section 6 of the Company’s 2003 Director’s Stock Plan, as amended, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

*10-a-7
Copy of the Company’s Directors Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 5, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-a-8
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2015, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, is hereby incorporated by reference.

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

*10-c-4
Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after December 6, 2010, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010, is hereby incorporated by reference.

*10-c-5
Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, as amended, for options granted to executive officers of the Company after November 30, 2011, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, is hereby incorporated by reference.

*10-c-6	Copy of the Company's 2012 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-180557), is hereby incorporated by reference.
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

10-l
$1,000,000,000 Five-Year Credit Agreement dated as of March 24, 2015 among the Company, the Banks listed on the signature pages thereof, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Goldman Sachs Bank USA, as Syndication Agents, and The Bank of New York Mellon, BMO Harris Bank N.A., Citibank, N.A., Deutsche Bank Securities Inc., The Northern Trust Company, PNC Bank National Association, U.S. Bank National Association, and Wells Fargo Bank, National Association, as Documentation Agents, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated March 27, 2015, is hereby incorporated by reference.

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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2015.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
Dated: November 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of November 2015 by the following persons on behalf of the registrant and in the capacities indicated.

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

Lisa A. Payne*
Director

*By	/s/ DOUGLAS M. HAGERMAN
Douglas M. Hagerman, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2015, 2014 and 2013

	Balance at	Additions
	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
	(in millions)
Description
*Year ended September 30, 2015
Allowance for doubtful accounts (a)	$22.2	$8.1	$—	$5.5	$24.8
Valuation allowance for deferred tax assets	27.8	2.5	—	8.1	22.2
*Year ended September 30, 2014
Allowance for doubtful accounts (a)	$25.3	$6.5	$—	$9.6	$22.2
Valuation allowance for deferred tax assets	28.3	4.0	0.5	5.0	27.8
*Year ended September 30, 2013
Allowance for doubtful accounts (a)	$30.8	$2.8	$—	$8.3	$25.3
Valuation allowance for deferred tax assets	31.8	2.3	—	5.8	28.3

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2015.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.