Form 10-Q
period 2015-12-31
ROCKWELL AUTOMATION INC
filed 2016-02-03
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
131,423,076 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2015.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,449.2	$1,427.3
Short-term investments	770.6	721.9
Receivables	1,015.8	1,041.0
Inventories	562.2	535.6
Other current assets	159.4	171.0
Total current assets	3,957.2	3,896.8
Property, net of accumulated depreciation of $1,324.7 and $1,299.1, respectively	586.3	605.6
Goodwill	1,019.9	1,028.8
Other intangible assets, net	221.0	229.5
Deferred income taxes	496.1	494.8
Other assets	139.2	149.2
Total	$6,419.7	$6,404.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$161.0	$—
Accounts payable	469.6	521.7
Compensation and benefits	142.8	225.0
Advance payments from customers and deferred revenue	217.1	200.8
Customer returns, rebates and incentives	163.6	172.2
Other current liabilities	229.3	208.0
Total current liabilities	1,383.4	1,327.7
Long-term debt	1,492.9	1,500.9
Retirement benefits	1,109.9	1,116.6
Other liabilities	197.0	202.7
Commitments and contingent liabilities (Note 10)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,554.6	1,552.1
Retained earnings	5,406.7	5,316.9
Accumulated other comprehensive loss	(1,339.0)	(1,334.6)
Common stock in treasury, at cost (shares held: December 31, 2015, 50.0; September 30, 2015, 49.0)	(3,567.2)	(3,459.0)
Total shareowners’ equity	2,236.5	2,256.8
Total	$6,419.7	$6,404.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2015	2014
Sales
Products and solutions	$1,271.3	$1,409.8
Services	155.3	164.6
	1,426.6	1,574.4
Cost of sales
Products and solutions	(708.6)	(776.8)
Services	(105.3)	(110.1)
	(813.9)	(886.9)
Gross profit	612.7	687.5
Selling, general and administrative expenses	(359.9)	(386.9)
Other income	1.5	1.8
Interest expense	(17.4)	(14.9)
Income before income taxes	236.9	287.5
Income tax provision	(51.4)	(73.3)
Net income	$185.5	$214.2
Earnings per share:
Basic	$1.41	$1.58
Diluted	$1.40	$1.56
Cash dividends per share	$0.725	$0.65
Weighted average outstanding shares:
Basic	131.8	135.6
Diluted	132.6	136.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Net income	$185.5	$214.2
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $9.8 and $9.2)	18.4	17.6
Currency translation adjustments	(24.4)	(92.9)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $0.2 and ($1.1))	1.6	7.4
Other comprehensive loss	(4.4)	(67.9)
Comprehensive income	$181.1	$146.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Operating activities:
Net income	$185.5	$214.2
Adjustments to arrive at cash provided by operating activities:
Depreciation	33.7	33.9
Amortization of intangible assets	7.6	6.7
Share-based compensation expense	10.8	10.8
Retirement benefit expense	39.2	36.1
Pension contributions	(10.6)	(8.6)
Net loss on disposition of property	—	0.2
Excess income tax benefit from share-based compensation	(0.7)	(4.4)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	15.1	73.2
Inventories	(32.7)	(24.3)
Accounts payable	(19.0)	(10.4)
Advance payments from customers and deferred revenue	18.1	7.5
Compensation and benefits	(80.6)	(99.2)
Income taxes	11.3	46.9
Other assets and liabilities	7.1	(14.4)
Cash provided by operating activities	184.8	268.2

Investing activities:
Capital expenditures	(40.2)	(40.0)
Acquisition of business, net of cash acquired	—	(21.2)
Purchases of short-term investments	(312.4)	(171.6)
Proceeds from maturities of short-term investments	261.1	175.7
Proceeds from sale of property	0.2	0.1
Cash used for investing activities	(91.3)	(57.0)

Financing activities:
Net issuance of short-term debt	161.0	183.0
Cash dividends	(95.6)	(88.1)
Purchases of treasury stock	(127.4)	(168.4)
Proceeds from the exercise of stock options	4.0	4.7
Excess income tax benefit from share-based compensation	0.7	4.4
Cash used for financing activities	(57.3)	(64.4)

Effect of exchange rate changes on cash	(14.3)	(46.2)

Increase in cash and cash equivalents	21.9	100.6
Cash and cash equivalents at beginning of period	1,427.3	1,191.3
Cash and cash equivalents at end of period	$1,449.2	$1,291.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three-month period ended December 31, 2015 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $22.3 million at December 31, 2015 and $22.0 million at September 30, 2015. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.4 million at December 31, 2015 and $9.2 million at September 30, 2015.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2015	2014
Net income	$185.5	$214.2
Less: Allocation to participating securities	(0.2)	(0.3)
Net income available to common shareowners	$185.3	$213.9
Basic weighted average outstanding shares	131.8	135.6
Effect of dilutive securities
Stock options	0.8	1.2
Performance shares	—	0.1
Diluted weighted average outstanding shares	132.6	136.9
Earnings per share:
Basic	$1.41	$1.58
Diluted	$1.40	$1.56
For the three months ended December 31, 2015, share-based compensation awards for 2.9 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2014, share-based compensation awards for 1.7 million shares were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $3.4 million and $5.8 million were accrued within accounts payable and other current liabilities at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, there were $6.9 million and $3.4 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.
Recent Accounting Pronouncements
In November 2015, the FASB issued new guidance that requires all deferred income taxes to be classified on the balance sheet as noncurrent assets or liabilities rather than separating current and noncurrent deferred income taxes based on the classification of the related assets and liabilities. This requirement is effective for us no later than October 1, 2017; however, we elected to adopt earlier as of December 31, 2015. Upon adoption of this guidance we retrospectively reclassified $151.2 million of deferred income taxes from current assets to noncurrent assets at September 30, 2015.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step approach to recognizing revenue based on individual performance obligations in a contract. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. This guidance is effective for us for reporting periods beginning October 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
2. Share-Based Compensation
We recognized $10.8 million of pre-tax share-based compensation expense during each of the three-month periods ended December 31, 2015 and 2014. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands except per share amounts):

	Three Months Ended December 31,
	2015		2014
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,122	$21.20	1,032	$26.70
Performance shares	96	87.64	87	103.70
Restricted stock and restricted stock units	56	103.90	47	115.29
Unrestricted stock	6	100.36	4	109.39
3. Inventories
Inventories consist of (in millions):

	December 31, 2015	September 30, 2015
Finished goods	$234.5	$225.7
Work in process	177.9	157.5
Raw materials	149.8	152.4
Inventories	$562.2	$535.6
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2015 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2015	$388.0	$640.8	$1,028.8
Translation	(1.5)	(7.4)	(8.9)
Balance as of December 31, 2015	$386.5	$633.4	$1,019.9

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Goodwill and Other Intangible Assets (continued)

Other intangible assets consist of (in millions):

	December 31, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$95.0	$87.4
Customer relationships	85.5	50.7	34.8
Technology	82.8	45.5	37.3
Trademarks	31.8	16.7	15.1
Other	11.3	8.6	2.7
Total amortized intangible assets	393.8	216.5	177.3
Intangible assets not subject to amortization	43.7	—	43.7
Total	$437.5	$216.5	$221.0

	September 30, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$91.9	$90.5
Customer relationships	87.2	50.1	37.1
Technology	83.4	44.1	39.3
Trademarks	32.3	16.3	16.0
Other	11.5	8.6	2.9
Total amortized intangible assets	396.8	211.0	185.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$440.5	$211.0	$229.5
The Allen-Bradley® trademark has an indefinite life and therefore is not subject to amortization.
Estimated amortization expense is $29.1 million in 2016, $25.9 million in 2017, $19.8 million in 2018, $17.2 million in 2019 and $14.4 million in 2020.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year.
5. Short-term Debt
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $161.0 million at December 31, 2015. The weighted average interest rate of the commercial paper outstanding was 0.49 percent at December 31, 2015. There were no commercial paper borrowings outstanding at September 30, 2015.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2015	September 30, 2015
Unrealized losses on foreign exchange contracts	$13.0	$16.4
Product warranty obligations (Note 7)	27.6	27.9
Taxes other than income taxes	40.0	34.9
Accrued interest	16.2	16.9
Income taxes payable	74.7	50.9
Other	57.8	61.0
Other current liabilities	$229.3	$208.0

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
Changes in product warranty obligations for the three months ended December 31, 2015 and 2014 are (in millions):

	Three Months Ended December 31,
	2015	2014
Balance at beginning of period	$27.9	$34.1
Accruals for warranties issued during the current period	6.4	6.9
Adjustments to pre-existing warranties	(0.5)	0.5
Settlements of warranty claims	(6.2)	(7.9)
Balance at end of period	$27.6	$33.6

8. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2015	2014
Service cost	$22.1	$21.7
Interest cost	42.5	42.3
Expected return on plan assets	(54.7)	(56.1)
Amortization:
Prior service credit	(0.7)	(0.7)
Net actuarial loss	31.1	30.0
Net periodic benefit cost	$40.3	$37.2

	Other Postretirement Benefits
	Three Months Ended December 31,
	2015	2014
Service cost	$0.3	$0.4
Interest cost	0.8	1.0
Amortization:
Prior service credit	(2.8)	(3.7)
Net actuarial loss	0.6	1.2
Net periodic benefit income	$(1.1)	$(1.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended December 31, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$(1,334.6)
Other comprehensive (loss) income before reclassifications	—	(24.4)	6.5	(17.9)
Amounts reclassified from accumulated other comprehensive loss	18.4	—	(4.9)	13.5
Other comprehensive income (loss)	18.4	(24.4)	1.6	(4.4)
Balance as of December 31, 2015	$(1,078.7)	$(276.8)	$16.5	$(1,339.0)

Three Months Ended December 31, 2014
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	—	(92.9)	12.2	(80.7)
Amounts reclassified from accumulated other comprehensive loss	17.6	—	(4.8)	12.8
Other comprehensive income (loss)	17.6	(92.9)	7.4	(67.9)
Balance as of December 31, 2014	$(891.8)	$(145.4)	$21.3	$(1,015.9)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Condensed Consolidated Statement of Operations
	2015	2014
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(3.5)	$(4.4)	(a)
Amortization of net actuarial loss	31.7	31.2	(a)
	28.2	26.8	Income before income taxes
	(9.8)	(9.2)	Income tax provision
	$18.4	$17.6	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$2.5	$1.2	Sales
Forward exchange contracts	(8.8)	(5.8)	Cost of sales
	(6.3)	(4.6)	Income before income taxes
	1.4	(0.2)	Income tax provision
	$(4.9)	$(4.8)	Net income

Total reclassifications	$13.5	$12.8	Net income
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit cost (income). See Note 8 for further information.

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
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. Currently there are a few thousand claimants in lawsuits that name us as defendants, together with hundreds of other companies. In some cases, the claims involve products from divested businesses, and we are indemnified for most of the costs. However, we have agreed to defend and indemnify asbestos claims associated with products manufactured or sold by our former Dodge mechanical and Reliance Electric motors and motor repair services businesses prior to their divestiture by us, which occurred on January 31, 2007. We are also responsible for half of the costs and liabilities associated with asbestos cases against the former Rockwell International Corporation’s divested measurement and flow control business. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of December 31, 2015, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 21.7 percent and 25.5 percent in the three months ended December 31, 2015 and 2014, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. In the first quarter of fiscal 2016 we also realized an incremental benefit from the retroactive and permanent extension of the U.S. federal research and development tax credit.
The amount of gross unrecognized tax benefits was $44.3 million and $43.9 million at December 31, 2015 and September 30, 2015, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $5.3 million and $5.1 million at December 31, 2015 and September 30, 2015, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $27.1 million as of December 31, 2015.
There was no material change in the amount of unrecognized tax benefits in the three months ended December 31, 2015. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $31.8 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $15.2 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2015	2014
Sales
Architecture & Software	$642.9	$707.8
Control Products & Solutions	783.7	866.6
Total	$1,426.6	$1,574.4
Segment operating earnings
Architecture & Software	$176.2	$221.4
Control Products & Solutions	119.7	125.4
Total	295.9	346.8
Purchase accounting depreciation and amortization	(4.7)	(5.4)
General corporate – net	(18.0)	(22.8)
Non-operating pension costs	(18.9)	(16.2)
Interest expense	(17.4)	(14.9)
Income before income taxes	$236.9	$287.5
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended December 31, 2015 and 2014. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 17, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 3, 2016

ROCKWELL AUTOMATION, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Forward-Looking Statements
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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 for more information.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the first quarter of 2016, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•
The Industrial Production (IP) Index, published by the Federal Reserve, which measures the real output of manufacturing, mining and electric and gas utilities. The IP Index is expressed as a percentage of real output in a base year, currently 2012. Historically there has been a meaningful correlation between the changes in the IP Index and the level of automation investment made by our U.S. customers in their manufacturing base.

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

•
Capacity Utilization (Total Industry), published by the Federal Reserve, which measures plant operating activity. Historically there has been a meaningful correlation between Capacity Utilization and levels of U.S. IP.

The table below depicts the trends in these indicators since the quarter ended September 2014. In the first quarter of fiscal 2016, most U.S. economic indicators declined compared with the prior quarter, indicating continued softening in the manufacturing sector. Third-party IP growth projections are negative for fiscal 2016, and a stronger U.S. dollar continues to affect U.S.-based producers and equipment builders across industries.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2016 quarter ended:
December 2015	106.6	48.0	238.0	77.0
Fiscal 2015 quarter ended:
September 2015	107.5	50.0	234.1	77.9
June 2015	106.8	53.1	236.2	77.7
March 2015	107.4	52.3	224.9	78.4
December 2014	107.5	54.9	226.1	78.8
Fiscal 2014 quarter ended:
September 2014	106.3	55.8	229.2	78.3
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In the first quarter of 2016, sales outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Third-party IP growth projections outside the U.S. for 2016 have been lowered in all regions. Europe continues to grow at a moderate pace, supported by low oil prices, monetary stimulus and a weak euro. In Asia Pacific, China's manufacturing economy has softened further, mainly due to overcapacity and a lack of capital investment, and India’s growth has been impacted by weakening domestic demand. In Latin America, the economic outlook remains mixed with both Brazil and Venezuela in a deep recession while Mexico continues to grow. Canada’s economy continues to be impacted by low commodity prices, and IP is expected to decline further in 2016. Despite current weakness in many emerging countries, we still expect the automation market to grow at a higher rate in these countries over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of 2016 decreased 9.4 percent compared to the first quarter of 2015. Organic sales decreased 3.3 percent year over year, and currency translation reduced sales by 6.1 percentage points. The majority of industries experienced declines in the quarter, with the largest declines in heavy industries, particularly oil and gas.
The following is a summary of our results related to key growth initiatives:

•
Logix sales decreased approximately 12 percent year over year in the first quarter of 2016. Logix organic sales decreased approximately 6 percent, with growth in Latin America and EMEA more than offset by declines in the remaining regions.

•
Process initiative sales decreased approximately 20 percent year over year in the first quarter of 2016. Excluding the impact of currency translation, process initiative sales decreased approximately 14 percent.

•
Sales in emerging markets decreased 10.9 percent year over year in the first quarter of 2016. Organic sales in emerging countries increased 3.1 percent year over year. Currency translation reduced sales in emerging countries by 14.0 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three months ended December 31, 2015 and 2014 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2015	2014
Sales
Architecture & Software	$642.9	$707.8
Control Products & Solutions	783.7	866.6
Total sales (a)	$1,426.6	$1,574.4
Segment operating earnings(1)
Architecture & Software	$176.2	$221.4
Control Products & Solutions	119.7	125.4
Total segment operating earnings(2) (b)	295.9	346.8
Purchase accounting depreciation and amortization	(4.7)	(5.4)
General corporate — net	(18.0)	(22.8)
Non-operating pension costs	(18.9)	(16.2)
Interest expense	(17.4)	(14.9)
Income before income taxes (c)	236.9	287.5
Income tax provision	(51.4)	(73.3)
Net income	$185.5	$214.2

Diluted EPS	$1.40	$1.56

Adjusted EPS(3)	$1.49	$1.64

Diluted weighted average outstanding shares	132.6	136.9

Total segment operating margin(2) (b/a)	20.7%	22.0%

Pre-tax margin (c/a)	16.6%	18.3%

(1)	See Note 12 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2015	2014
Purchase accounting depreciation and amortization
Architecture & Software	$0.9	$1.1
Control Products & Solutions	3.5	4.1
Non-operating pension costs
Architecture & Software	6.7	5.8
Control Products & Solutions	10.5	9.1
The increases in non-operating pension costs in both segments for the three months ended December 31, 2015 compared to the same period last year were primarily due to our adoption of the new mortality table (RP-2014) and mortality improvement scale (MP-2014) used to measure net periodic pension cost for our U.S. pension plans.

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

The following are the components of operating and non-operating pension costs for the three months ended December 31, 2015 and 2014 (in millions):

	Three Months Ended December 31,
	2015	2014
Service cost	$22.1	$21.7
Amortization of prior service credit	(0.7)	(0.7)
Operating pension costs	21.4	21.0

Interest cost	42.5	42.3
Expected return on plan assets	(54.7)	(56.1)
Amortization of net actuarial loss	31.1	30.0
Non-operating pension costs	18.9	16.2

Net periodic pension cost	$40.3	$37.2

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three months ended December 31, 2015 and 2014 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2015	2014
Income from continuing operations	$185.5	$214.2
Non-operating pension costs	18.9	16.2
Tax effect of non-operating pension costs	(6.8)	(5.6)
Adjusted Income	$197.6	$224.8

Diluted EPS from continuing operations	$1.40	$1.56
Non-operating pension costs per diluted share	0.14	0.12
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.04)
Adjusted EPS	$1.49	$1.64

Effective tax rate	21.7%	25.5%
Tax effect of non-operating pension costs	1.1%	0.5%
Adjusted Effective Tax Rate	22.8%	26.0%

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

	Three Months Ended December 31,
(in millions, except per share amounts)	2015	2014	Change
Sales	$1,426.6	$1,574.4	$(147.8)
Income before income taxes	236.9	287.5	(50.6)
Diluted EPS	1.40	1.56	(0.16)
Adjusted EPS	1.49	1.64	(0.15)
Sales
Sales decreased 9.4 percent in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Organic sales decreased 3.3 percent in the three months ended December 31, 2015 compared to the three months ended December 31, 2014, and currency translation reduced sales by 6.1 percentage points.
Pricing contributed about 1 percentage point to sales growth in the three months ended December 31, 2015.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three months ended December 31, 2015 and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Three Months Ended December 31, 2014
United States	$787.3	(5.9)%	(5.9)%
Canada	78.7	(21.3)%	(7.9)%
Europe, Middle East and Africa (EMEA)	274.2	(7.6)%	5.8%
Asia Pacific	173.0	(16.5)%	(10.8)%
Latin America	113.4	(15.1)%	7.6%
Total sales	$1,426.6	(9.4)%	(3.3)%
(1) Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States decreased in the three months ended December 31, 2015, with weakness across most industries, particularly oil and gas.

•
Canada sales declined in the three months ended December 31, 2015 compared to the same period last year due to the unfavorable impact of foreign currency translation as well as declines in heavy industries, particularly mining and oil and gas.

•
EMEA sales decreased year over year in the three months ended December 31, 2015 due to the unfavorable impact of currency translation. Organic sales increased in the quarter, primarily driven by strength in emerging countries.

•
Asia Pacific sales decreased in the three months ended December 31, 2015 compared to the same period last year due to declines in most countries across the region, including China, as well as the unfavorable impact of currency translation.

•	Latin America sales were down in the three months ended December 31, 2015 due to the unfavorable impact of currency translation. Organic sales growth in the quarter was led by Mexico.
General Corporate - Net
General corporate - net expenses were $18.0 million in the three months ended December 31, 2015 compared to $22.8 million in the three months ended December 31, 2014.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Income before Income Taxes
Income before income taxes decreased 18 percent year over year in the three months ended December 31, 2015, primarily due to a decrease in segment operating earnings. Total segment operating earnings decreased 15 percent year over year in the three months ended December 31, 2015, primarily due to unfavorable currency effects and lower organic sales.
Income Taxes
The effective tax rate for the three months ended December 31, 2015 was 21.7 percent compared to 25.5 percent for the three months ended December 31, 2014. Our Adjusted Effective Tax Rate for the three months ended December 31, 2015 was 22.8 percent compared to 26.0 percent in the three months ended December 31, 2014. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to an incremental benefit from the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of fiscal 2016.
Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2015	2014	Change
Sales	$642.9	$707.8	$(64.9)
Segment operating earnings	176.2	221.4	(45.2)
Segment operating margin	27.4%	31.3%	(3.9)	pts
Sales
Architecture & Software sales decreased 9.2 percent in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Architecture & Software organic sales decreased 2.7 percent year over year in the three months ended December 31, 2015, and currency translation reduced sales by 6.5 percentage points.
All regions experienced declines in reported sales for the segment, with a significant unfavorable impact from currency translation in all non-U.S. regions. Excluding the impact of currency translation, Latin America was the strongest performing region for the segment, and sales also grew year over year in EMEA and Canada.
Logix sales decreased approximately 12 percent in the three months ended December 31, 2015. Logix organic sales decreased approximately 6 percent year over year in the three months ended December 31, 2015, and currency translation reduced Logix sales by 6 percentage points.
Operating Margin
Architecture & Software segment operating earnings decreased 20 percent year over year in the three months ended December 31, 2015. Segment operating margin decreased to 27.4 percent in the three months ended December 31, 2015 from 31.3 percent a year ago, primarily due to lower organic sales and unfavorable currency effects.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014
Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2015	2014	Change
Sales	$783.7	$866.6	$(82.9)
Segment operating earnings	119.7	125.4	(5.7)
Segment operating margin	15.3%	14.5%	0.8	pts
Sales
Control Products & Solutions sales decreased 9.6 percent year over year in the three months ended December 31, 2015. Organic sales decreased 3.8 percent year over year in the three months ended December 31, 2015, and currency translation reduced sales by 5.8 percentage points.
All regions experienced declines in reported sales for the segment, with a significant unfavorable impact from currency translation in all non-U.S. regions. Excluding the impact of currency translation, EMEA and Latin America were the strongest performing regions for the segment.
Sales in our solutions and services businesses decreased 12 percent in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Organic sales in our solutions and services businesses decreased 6 percent year over year in the three months ended December 31, 2015, and currency translation reduced sales by 6 percentage points.
Product sales decreased 7 percent in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Product organic sales decreased 1 percent year over year in the three months ended December 31, 2015, and currency translation reduced sales by 6 percentage points.
Operating Margin
Control Products & Solutions segment operating earnings decreased 5 percent year over year in the three months ended December 31, 2015. Segment operating margin increased to 15.3 percent in the three months ended December 31, 2015 from 14.5 percent a year ago despite lower sales, primarily due to productivity.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2015	2014
Cash provided by (used for):
Operating activities	$184.8	$268.2
Investing activities	(91.3)	(57.0)
Financing activities	(57.3)	(64.4)
Effect of exchange rate changes on cash	(14.3)	(46.2)
Cash provided by continuing operations	$21.9	$100.6
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2015	2014
Cash provided by continuing operating activities	$184.8	$268.2
Capital expenditures	(40.2)	(40.0)
Excess income tax benefit from share-based compensation	0.7	4.4
Free cash flow	$145.3	$232.6
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
Cash provided by operating activities was $184.8 million for the three months ended December 31, 2015 compared to $268.2 million for the three months ended December 31, 2014. Free cash flow was $145.3 million for the three months ended December 31, 2015 compared to $232.6 million for the three months ended December 31, 2014. The decrease in cash flow provided by operating activities and free cash flow in the three months ended December 31, 2015 compared to the three months ended December 31, 2014 was primarily due to lower net income and an increase in working capital in the first quarter of 2016 compared to a decrease in the first quarter of 2015.
We repurchased approximately 1.2 million shares of our common stock under our share repurchase program in the first quarter of 2016. The total cost of these shares was $121.8 million, of which $6.9 million was recorded in accounts payable at December 31, 2015 related to 66,000 shares that did not settle until January 2016. We also paid $12.5 million in the first quarter of 2016 for unsettled share repurchases outstanding at September 30, 2015. We repurchased approximately 1.55 million shares of our common stock in the first three months of 2015. The total cost of these shares was $167.3 million, of which $3.4 million was recorded in accounts payable at December 31, 2014 related to 30,000 shares that did not settle until January 2015. Our decision to repurchase additional shares in the remainder of 2016 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2015, we had approximately $323.4 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2014. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of December 31, 2015, approximately 90 percent of our funds were held in these non-U.S. subsidiaries. The percentage of these non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $161.0 million at December 31, 2015, with a weighted average interest rate of 0.49 percent and weighted average maturity period of 15 days. There were no commercial paper borrowings outstanding at September 30, 2015. Our debt-to-total-capital ratio was 42.5 percent at December 31, 2015 and 39.9 percent at September 30, 2015.
At December 31, 2015 and September 30, 2015, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the three months ended December 31, 2015. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $119.6 million at December 31, 2015 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at December 31, 2015 and 2014 were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2015 and 2014. There are no significant commitment fees or compensating balance requirements under either of our credit facilities.
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
The following is a summary of our credit ratings as of December 31, 2015:

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

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three months ended December 31, 2015 and 2014, we reclassified $6.3 million and $4.6 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations.  We expect that approximately $20.5 million of pre-tax net unrealized gains on cash flow hedges as of December 31, 2015 will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2015					Three Months Ended December 31, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$787.3	$0.8	$788.1	$(0.3)	$787.8	$836.8
Canada	78.7	13.4	92.1	—	92.1	100.0
Europe, Middle East and Africa	274.2	39.9	314.1	—	314.1	296.9
Asia Pacific	173.0	11.8	184.8	—	184.8	207.2
Latin America	113.4	30.2	143.6	—	143.6	133.5
Total Company Sales	$1,426.6	$96.1	$1,522.7	$(0.3)	$1,522.4	$1,574.4
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2015					Three Months Ended December 31, 2014
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$642.9	$45.9	$688.8	$—	$688.8	$707.8
Control Products & Solutions	783.7	50.2	833.9	(0.3)	833.6	866.6
Total Company Sales	$1,426.6	$96.1	$1,522.7	$(0.3)	$1,522.4	$1,574.4

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at December 31, 2015, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2015	406,875	$103.30	406,875	$403,165,537
November 1 - 30, 2015	260,000	104.77	260,000	375,924,363
December 1 - 31, 2015	507,800	103.47	507,800	323,383,231
Total	1,174,675	103.70	1,174,675

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 3, 2016	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 3, 2016	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)