Form 10-Q
period 2016-03-31
ROCKWELL AUTOMATION INC
filed 2016-05-04
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
130,263,542 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2016.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,396.3	$1,427.3
Short-term investments	913.6	721.9
Receivables	1,028.0	1,041.0
Inventories	569.7	535.6
Other current assets	155.4	171.0
Total current assets	4,063.0	3,896.8
Property, net of accumulated depreciation of $1,359.8 and $1,299.1, respectively	571.6	605.6
Goodwill	1,022.9	1,028.8
Other intangible assets, net	218.6	229.5
Deferred income taxes	509.6	494.8
Other assets	153.9	149.2
Total	$6,539.6	$6,404.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$277.6	$—
Accounts payable	500.3	521.7
Compensation and benefits	151.7	225.0
Advance payments from customers and deferred revenue	226.8	200.8
Customer returns, rebates and incentives	161.9	172.2
Other current liabilities	186.6	208.0
Total current liabilities	1,504.9	1,327.7
Long-term debt	1,513.2	1,500.9
Retirement benefits	1,107.3	1,116.6
Other liabilities	198.6	202.7
Commitments and contingent liabilities (Note 10)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,564.1	1,552.1
Retained earnings	5,480.1	5,316.9
Accumulated other comprehensive loss	(1,325.7)	(1,334.6)
Common stock in treasury, at cost (shares held: March 31, 2016, 51.1; September 30, 2015, 49.0)	(3,684.3)	(3,459.0)
Total shareowners’ equity	2,215.6	2,256.8
Total	$6,539.6	$6,404.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales
Products and solutions	$1,283.0	$1,394.5	$2,554.3	$2,804.3
Services	157.3	156.3	312.6	320.9
	1,440.3	1,550.8	2,866.9	3,125.2
Cost of sales
Products and solutions	(738.3)	(768.6)	(1,446.9)	(1,545.4)
Services	(107.9)	(109.0)	(213.2)	(219.1)
	(846.2)	(877.6)	(1,660.1)	(1,764.5)
Gross profit	594.1	673.2	1,206.8	1,360.7
Selling, general and administrative expenses	(358.7)	(382.4)	(718.6)	(769.3)
Other (expense) income	(0.8)	1.4	0.7	3.2
Interest expense	(17.6)	(15.7)	(35.0)	(30.6)
Income before income taxes	217.0	276.5	453.9	564.0
Income tax provision	(49.0)	(70.5)	(100.4)	(143.8)
Net income	$168.0	$206.0	$353.5	$420.2
Earnings per share:
Basic	$1.29	$1.53	$2.69	$3.10
Diluted	$1.28	$1.51	$2.68	$3.08
Cash dividends per share	$0.725	$0.65	$1.45	$1.30
Weighted average outstanding shares:
Basic	130.5	134.9	131.2	135.3
Diluted	131.3	136.0	132.0	136.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$168.0	$206.0	$353.5	$420.2
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $9.8, $9.2, $19.6 and $18.4)	18.4	17.2	36.8	34.8
Currency translation adjustments	7.4	(67.7)	(17.0)	(160.6)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($4.3), $8.7, ($4.1) and $7.6)	(12.5)	25.7	(10.9)	33.1
Other comprehensive income (loss)	13.3	(24.8)	8.9	(92.7)
Comprehensive income	$181.3	$181.2	$362.4	$327.5
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2016	2015
Operating activities:
Net income	$353.5	$420.2
Adjustments to arrive at cash provided by operating activities:
Depreciation	71.7	66.1
Amortization of intangible assets	14.7	13.6
Share-based compensation expense	20.6	21.2
Retirement benefit expense	78.2	71.3
Pension contributions	(21.2)	(21.3)
Net loss on disposition of property	0.5	0.2
Excess income tax benefit from share-based compensation	(1.2)	(6.6)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	13.5	81.2
Inventories	(33.8)	(34.6)
Accounts payable	3.3	26.7
Advance payments from customers and deferred revenue	26.5	24.6
Compensation and benefits	(73.7)	(70.3)
Income taxes	(58.0)	(14.0)
Other assets and liabilities	4.7	(24.9)
Cash provided by operating activities	399.3	553.4

Investing activities:
Capital expenditures	(52.6)	(58.0)
Acquisition of businesses, net of cash acquired	(21.1)	(21.2)
Purchases of short-term investments	(590.6)	(338.0)
Proceeds from maturities of short-term investments	397.6	323.8
Proceeds from sale of property	0.2	0.2
Cash used for investing activities	(266.5)	(93.2)

Financing activities:
Net issuance (repayment) of short-term debt	277.6	(325.0)
Issuance of long-term debt, net of discount and issuance costs	—	594.3
Cash dividends	(190.4)	(175.9)
Purchases of treasury stock	(257.4)	(293.0)
Proceeds from the exercise of stock options	12.8	22.7
Excess income tax benefit from share-based compensation	1.2	6.6
Other financing activities	—	(1.6)
Cash used for financing activities	(156.2)	(171.9)

Effect of exchange rate changes on cash	(7.6)	(76.7)

(Decrease) increase in cash and cash equivalents	(31.0)	211.6
Cash and cash equivalents at beginning of period	1,427.3	1,191.3
Cash and cash equivalents at end of period	$1,396.3	$1,402.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three and six-month periods ended March 31, 2016 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $24.0 million at March 31, 2016 and $22.0 million at September 30, 2015. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $10.7 million at March 31, 2016 and $9.2 million at September 30, 2015.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$168.0	$206.0	$353.5	$420.2
Less: Allocation to participating securities	(0.2)	(0.2)	(0.4)	(0.4)
Net income available to common shareowners	$167.8	$205.8	$353.1	$419.8
Basic weighted average outstanding shares	130.5	134.9	131.2	135.3
Effect of dilutive securities
Stock options	0.8	1.1	0.8	1.1
Performance shares	—	—	—	0.1
Diluted weighted average outstanding shares	131.3	136.0	132.0	136.5
Earnings per share:
Basic	$1.29	$1.53	$2.69	$3.10
Diluted	$1.28	$1.51	$2.68	$3.08
For each of the three and six month periods ended March 31, 2016, share-based compensation awards for 2.9 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three and six months ended March 31, 2015, share-based compensation awards for 1.6 million shares and 1.7 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $13.8 million and $9.3 million were accrued within accounts payable and other current liabilities at March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, there were $3.4 million and $6.1 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard on share-based compensation.  Among other changes to the existing guidance, this standard requires entities to record the excess income tax benefit or deficiency from share-based compensation within the income tax provision rather than within additional paid-in capital.  This guidance is effective for us for reporting periods beginning no later than October 1, 2017.  We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued a new standard on accounting for leases which requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. This guidance is effective for us for reporting periods beginning October 1, 2019.  We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
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
2. Share-Based Compensation
We recognized $9.8 million and $20.6 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2016, respectively. We recognized $10.4 million and $21.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2015, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2016		2015
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,134	$21.19	1,032	$26.70
Performance shares	96	87.64	87	103.70
Restricted stock and restricted stock units	57	103.67	49	115.25
Unrestricted stock	9	97.73	7	111.43
3. Inventories
Inventories consist of (in millions):

	March 31, 2016	September 30, 2015
Finished goods	$232.0	$225.7
Work in process	180.5	157.5
Raw materials	157.2	152.4
Inventories	$569.7	$535.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2016 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2015	$388.0	$640.8	$1,028.8
Acquisition of business	9.2	—	9.2
Translation	(4.4)	(10.7)	(15.1)
Balance as of March 31, 2016	$392.8	$630.1	$1,022.9
On March 18, 2016, we acquired MagneMotion, Inc., a leading manufacturer of intelligent conveying systems. As a result, we recognized goodwill of $9.2 million and intangible assets of $5.7 million. We assigned the full amount of goodwill related to MagneMotion, Inc. to our Architecture & Software segment. As of March 31, 2016, the purchase accounting and figures associated with the acquisition are preliminary and will be finalized within the permitted measurement period.

Other intangible assets consist of (in millions):

	March 31, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$97.9	$84.5
Customer relationships	83.9	51.0	32.9
Technology	86.7	46.3	40.4
Trademarks	31.3	16.7	14.6
Other	11.2	8.7	2.5
Total amortized intangible assets	395.5	220.6	174.9
Intangible assets not subject to amortization	43.7	—	43.7
Total	$439.2	$220.6	$218.6

	September 30, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$91.9	$90.5
Customer relationships	87.2	50.1	37.1
Technology	83.4	44.1	39.3
Trademarks	32.3	16.3	16.0
Other	11.5	8.6	2.9
Total amortized intangible assets	396.8	211.0	185.8
Intangible assets not subject to amortization	43.7	—	43.7
Total	$440.5	$211.0	$229.5
The Allen-Bradley® trademark has an indefinite life and is not subject to amortization.
Estimated amortization expense is $28.9 million in 2016, $25.9 million in 2017, $20.0 million in 2018, $17.4 million in 2019 and $14.7 million in 2020.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2016 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $277.6 million at March 31, 2016. The weighted average interest rate of the commercial paper outstanding was 0.45 percent at March 31, 2016. There were no commercial paper borrowings outstanding at September 30, 2015.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2016	September 30, 2015
Unrealized losses on foreign exchange contracts	$14.8	$16.4
Product warranty obligations	28.1	27.9
Taxes other than income taxes	43.6	34.9
Accrued interest	16.9	16.9
Income taxes payable	30.9	50.9
Other	52.3	61.0
Other current liabilities	$186.6	$208.0
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
Changes in product warranty obligations for the six months ended March 31, 2016 and 2015 are (in millions):

	Six Months Ended March 31,
	2016	2015
Balance at beginning of period	$27.9	$34.1
Accruals for warranties issued during the current period	12.6	13.5
Adjustments to pre-existing warranties	0.1	(0.6)
Settlements of warranty claims	(12.5)	(14.5)
Balance at end of period	$28.1	$32.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service cost	$21.8	$21.5	$43.9	$43.2
Interest cost	42.2	41.6	84.7	83.9
Expected return on plan assets	(54.4)	(55.8)	(109.1)	(111.9)
Amortization:
Prior service credit	(0.7)	(0.6)	(1.4)	(1.3)
Net actuarial loss	31.1	29.6	62.2	59.6
Net periodic benefit cost	$40.0	$36.3	$80.3	$73.5

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	0.9	1.1	1.7	2.1
Amortization:
Prior service credit	(2.9)	(3.7)	(5.7)	(7.4)
Net actuarial loss	0.7	1.1	1.3	2.3
Net periodic benefit income	$(1.0)	$(1.1)	$(2.1)	$(2.2)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended March 31, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2015	$(1,078.7)	$(276.8)	$16.5	$(1,339.0)
Other comprehensive income (loss) before reclassifications	—	7.4	(5.8)	1.6
Amounts reclassified from accumulated other comprehensive loss	18.4	—	(6.7)	11.7
Other comprehensive income (loss)	18.4	7.4	(12.5)	13.3
Balance as of March 31, 2016	$(1,060.3)	$(269.4)	$4.0	$(1,325.7)

Six Months Ended March 31, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$(1,334.6)
Other comprehensive (loss) income before reclassifications	—	(17.0)	0.7	(16.3)
Amounts reclassified from accumulated other comprehensive loss	36.8	—	(11.6)	25.2
Other comprehensive income (loss)	36.8	(17.0)	(10.9)	8.9
Balance as of March 31, 2016	$(1,060.3)	$(269.4)	$4.0	$(1,325.7)

Three Months Ended March 31, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2014	$(891.8)	$(145.4)	$21.3	$(1,015.9)
Other comprehensive (loss) income before reclassifications	—	(67.7)	31.4	(36.3)
Amounts reclassified from accumulated other comprehensive loss	17.2	—	(5.7)	11.5
Other comprehensive income (loss)	17.2	(67.7)	25.7	(24.8)
Balance as of March 31, 2015	$(874.6)	$(213.1)	$47.0	$(1,040.7)

Six Months Ended March 31, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	—	(160.6)	43.6	(117.0)
Amounts reclassified from accumulated other comprehensive loss	34.8	—	(10.5)	24.3
Other comprehensive income (loss)	34.8	(160.6)	33.1	(92.7)
Balance as of March 31, 2015	$(874.6)	$(213.1)	$47.0	$(1,040.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Condensed Consolidated Statement of Operations
	2016	2015	2016	2015
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(3.6)	$(4.3)	$(7.1)	$(8.7)	(a)
Amortization of net actuarial loss	31.8	30.7	63.5	61.9	(a)
	28.2	26.4	56.4	53.2	Income before income taxes
	(9.8)	(9.2)	(19.6)	(18.4)	Income tax provision
	$18.4	$17.2	$36.8	$34.8	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$1.6	$2.4	$4.1	$3.6	Sales
Forward exchange contracts	(10.2)	(7.8)	(19.0)	(13.6)	Cost of sales
	(8.6)	(5.4)	(14.9)	(10.0)	Income before income taxes
	1.9	(0.3)	3.3	(0.5)	Income tax provision
	$(6.7)	$(5.7)	$(11.6)	$(10.5)	Net income

Total reclassifications	$11.7	$11.5	$25.2	$24.3	Net income
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
In connection with the spin-offs of our former automotive business, semiconductor systems business and avionics and communications business, the spun-off companies have agreed to indemnify us for substantially all contingent liabilities related to the respective businesses, including environmental and intellectual property matters.
In conjunction with the sale of our Dodge mechanical and Reliance Electric motors and motor repair services businesses, we agreed to indemnify Baldor Electric Company for costs and damages related to certain legal, legacy environmental and asbestos matters of these businesses arising before January 31, 2007, for which the maximum exposure would be capped at the amount received for the sale.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of March 31, 2016, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Income Taxes
At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pre-tax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual items and items that are reported net of their related tax effects. We record the tax effect of significant unusual items and items that are reported net of their tax effects in the period in which they occur.
The effective tax rate was 22.6 percent and 22.1 percent in the three and six months ended March 31, 2016, respectively, compared to 25.5 percent in the three and six months ended March 31, 2015. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. In the three months ended March 31, 2016 we also realized a benefit from a discrete tax item. In the six months ended March 31, 2016 our effective tax rate was favorably impacted by this discrete tax item and the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016.
The amount of gross unrecognized tax benefits was $48.7 million and $43.9 million at March 31, 2016 and September 30, 2015, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $4.8 million and $5.1 million at March 31, 2016 and September 30, 2015, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
If the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, would be $31.7 million as of March 31, 2016.
There was no material change in the amount of unrecognized tax benefits in the six months ended March 31, 2016. We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $31.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $15.2 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2012 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales
Architecture & Software	$629.5	$674.3	$1,272.4	$1,382.1
Control Products & Solutions	810.8	876.5	1,594.5	1,743.1
Total	$1,440.3	$1,550.8	$2,866.9	$3,125.2
Segment operating earnings
Architecture & Software	$154.6	$200.8	$330.8	$422.2
Control Products & Solutions	122.9	133.4	242.6	258.8
Total	277.5	334.2	573.4	681.0
Purchase accounting depreciation and amortization	(4.5)	(5.2)	(9.2)	(10.6)
General corporate – net	(19.5)	(21.4)	(37.5)	(44.2)
Non-operating pension costs	(18.9)	(15.4)	(37.8)	(31.6)
Interest expense	(17.6)	(15.7)	(35.0)	(30.6)
Income before income taxes	$217.0	$276.5	$453.9	$564.0
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended March 31, 2016 and 2015, and of cash flows for the six-month periods ended March 31, 2016 and 2015. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 4, 2016

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
By implementing the above strategy, we seek to achieve our long-term financial goals, including above-market organic sales growth, EPS growth above sales growth, return on invested capital in excess of 20 percent and free cash flow equal to about 100 percent of Adjusted Income.
Acquisitions
Our acquisition strategy focuses on products, solutions and services that will be catalytic to the organic growth of our core offerings.
In March 2016, we acquired MagneMotion, Inc., a leading manufacturer of intelligent conveying systems. This acquisition continues our strategy to build a portfolio of smart manufacturing technologies by expanding our existing capabilities in independent cart technology.
In October 2014, we acquired the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. This acquisition enables our customers to increase their asset utilization and strengthen their enterprise risk management.
We believe these acquisitions will help us expand our served market and deliver value to our customers.

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2016, sales in the U.S. accounted for 56 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

•
The Industrial Production (IP) Index, published by the Federal Reserve, which measures the real output of manufacturing, mining and electric and gas utilities. The IP Index is expressed as a percentage of real output in a base year, currently 2012. Historically, there has been a meaningful correlation between the changes in the IP Index and the level of automation investment made by our U.S. customers in their manufacturing base.

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

•
Capacity Utilization (Total Industry), published by the Federal Reserve, which measures plant operating activity. Historically, there has been a meaningful correlation between Capacity Utilization and levels of U.S. IP.

The table below depicts trends in these indicators since the quarter ended September 2014. In the second quarter of fiscal 2016, changes in U.S. economic indicators compared to the prior quarter were mixed, with IP, industrial equipment spending and capacity utilization declining, but PMI improving. Recent third-party IP growth projections continue to be negative for fiscal 2016.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2016 quarter ended:
March 2016	104.0	51.8	237.9	75.3
December 2015	104.6	48.0	240.0	75.8
Fiscal 2015 quarter ended:
September 2015	105.5	50.0	234.1	76.6
June 2015	105.1	53.1	236.2	76.6
March 2015	105.8	52.3	224.9	77.7
December 2014	106.3	54.9	226.1	78.6
Fiscal 2014 quarter ended:
September 2014	105.3	55.8	229.2	78.4
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In the second quarter of 2016, sales outside the U.S. accounted for 44 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Third-party IP growth projections for fiscal 2016 have been lowered for all regions outside the U.S., except EMEA, which continues to grow at a moderate pace, supported by low oil prices, monetary stimulus and a weak euro. In Asia Pacific, China’s manufacturing economy remains soft, mainly due to overcapacity and a lack of capital investment. India’s industrial outlook has recently softened due to weakening export demand. In Latin America, the economic outlook remains mixed with the recession in Brazil deepening further, while the Mexican economy continues to expand. Canada’s economy continues to be impacted by low commodity prices, and IP is expected to decline further in 2016. Despite current weakness in many emerging countries, we still expect the automation market to grow at a higher rate in these countries over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2016 decreased 7.1 percent compared to the second quarter of 2015. Organic sales decreased 3.6 percent year over year, and currency translation reduced sales by 3.5 percentage points. Modest growth in consumer and automotive industries was more than offset by continued weakness in heavy industries, particularly in oil and gas.
The following is a summary of our results related to key growth initiatives:

•	Logix sales decreased approximately 9 percent year over year in the second quarter of 2016. Logix organic sales decreased approximately 5 percent.

•	Process initiative sales decreased approximately 22 percent year over year in the second quarter of 2016. Process initiative organic sales decreased approximately 18 percent.

•
Sales in emerging markets decreased 10.7 percent year over year in the second quarter of 2016. Organic sales in emerging countries increased 1.2 percent year over year. Currency translation reduced sales in emerging countries by 11.9 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and six months ended March 31, 2016 and 2015 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Sales
Architecture & Software	$629.5	$674.3	$1,272.4	$1,382.1
Control Products & Solutions	810.8	876.5	1,594.5	1,743.1
Total sales (a)	$1,440.3	$1,550.8	$2,866.9	$3,125.2
Segment operating earnings(1)
Architecture & Software	$154.6	$200.8	$330.8	$422.2
Control Products & Solutions	122.9	133.4	242.6	258.8
Total segment operating earnings(2) (b)	277.5	334.2	573.4	681.0
Purchase accounting depreciation and amortization	(4.5)	(5.2)	(9.2)	(10.6)
General corporate — net	(19.5)	(21.4)	(37.5)	(44.2)
Non-operating pension costs	(18.9)	(15.4)	(37.8)	(31.6)
Interest expense	(17.6)	(15.7)	(35.0)	(30.6)
Income before income taxes (c)	217.0	276.5	453.9	564.0
Income tax provision	(49.0)	(70.5)	(100.4)	(143.8)
Net income	$168.0	$206.0	$353.5	$420.2

Diluted EPS	$1.28	$1.51	$2.68	$3.08

Adjusted EPS(3)	$1.37	$1.59	$2.86	$3.23

Diluted weighted average outstanding shares	131.3	136.0	132.0	136.5

Total segment operating margin(2) (b/a)	19.3%	21.6%	20.0%	21.8%

Pre-tax margin (c/a)	15.1%	17.8%	15.8%	18.0%

(1)	See Note 12 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Purchase accounting depreciation and amortization
Architecture & Software	$0.9	$1.0	$1.8	$2.1
Control Products & Solutions	3.4	3.9	6.9	8.0
Non-operating pension costs
Architecture & Software	6.7	5.6	13.4	11.4
Control Products & Solutions	10.5	8.7	21.0	17.8
The increases in non-operating pension costs in both segments for the three and six months ended March 31, 2016 compared to the same periods last year were primarily due to our adoption of the new mortality table (RP-2014) and mortality improvement scale (MP-2014) used to measure net periodic pension cost for our U.S. pension plans.

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

The following are the components of operating and non-operating pension costs for the three and six months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service cost	$21.8	$21.5	$43.9	$43.2
Amortization of prior service credit	(0.7)	(0.6)	(1.4)	(1.3)
Operating pension costs	21.1	20.9	42.5	41.9

Interest cost	42.2	41.6	84.7	83.9
Expected return on plan assets	(54.4)	(55.8)	(109.1)	(111.9)
Amortization of net actuarial loss	31.1	29.6	62.2	59.6
Non-operating pension costs	18.9	15.4	37.8	31.6

Net periodic pension cost	$40.0	$36.3	$80.3	$73.5

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three and six months ended March 31, 2016 and 2015 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Income from continuing operations	$168.0	$206.0	$353.5	$420.2
Non-operating pension costs	18.9	15.4	37.8	31.6
Tax effect of non-operating pension costs	(6.9)	(5.4)	(13.7)	(11.0)
Adjusted Income	$180.0	$216.0	$377.6	$440.8

Diluted EPS from continuing operations	$1.28	$1.51	$2.68	$3.08
Non-operating pension costs per diluted share	0.14	0.12	0.29	0.23
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.04)	(0.11)	(0.08)
Adjusted EPS	$1.37	$1.59	$2.86	$3.23

Effective tax rate	22.6%	25.5%	22.1%	25.5%
Tax effect of non-operating pension costs	1.1%	0.5%	1.1%	0.5%
Adjusted Effective Tax Rate	23.7%	26.0%	23.2%	26.0%

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2016 Compared to Three and Six Months Ended March 31, 2015

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2016	2015	Change	2016	2015	Change
Sales	$1,440.3	$1,550.8	$(110.5)	$2,866.9	$3,125.2	$(258.3)
Income before income taxes	217.0	276.5	(59.5)	453.9	564.0	(110.1)
Diluted EPS	1.28	1.51	(0.23)	2.68	3.08	(0.40)
Adjusted EPS	1.37	1.59	(0.22)	2.86	3.23	(0.37)
Sales
Sales decreased 7.1 percent and 8.3 percent in the three and six months ended March 31, 2016, respectively, compared to the three and six months ended March 31, 2015. Organic sales decreased 3.6 percent and 3.5 percent in the three and six months ended March 31, 2016, respectively, compared to the three and six months ended March 31, 2015. Currency translation reduced sales by 3.5 percentage points and 4.8 percent in the three and six months ended March 31, 2016, respectively.
Pricing contributed less than one point to sales growth in the three and six months ended March 31, 2016.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three and six months ended March 31, 2016 and the percentage change from the same periods a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Three Months Ended March 31, 2015
United States	$804.8	(6.8)%	(6.7)%
Canada	76.2	(11.2)%	(1.9)%
Europe, Middle East and Africa (EMEA)	274.6	(4.0)%	(0.7)%
Asia Pacific	179.4	(10.0)%	(4.8)%
Latin America	105.3	(9.6)%	12.9%
Total Sales	$1,440.3	(7.1)%	(3.6)%

		Change vs.	Change in Organic Sales(1) vs.
	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015	Six Months Ended March 31, 2015
United States	$1,592.1	(6.3)%	(6.3)%
Canada	154.9	(16.6)%	(5.1)%
Europe, Middle East and Africa (EMEA)	548.8	(5.8)%	2.6%
Asia Pacific	352.4	(13.3)%	(7.9)%
Latin America	218.7	(12.5)%	10.0%
Total sales	$2,866.9	(8.3)%	(3.5)%
(1) Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2016 Compared to Three and Six Months Ended March 31, 2015

•
Sales in the United States decreased in the three and six months ended March 31, 2016, with weakness in heavy industries, particularly in oil and gas, partially offset by growth in the food and beverage industry.

•
Canada sales declined in the three and six months ended March 31, 2016 compared to the same periods last year due to the unfavorable impact of currency translation as well as declines in heavy industries, particularly oil and gas.

•
EMEA sales decreased year over year in the three and six months ended March 31, 2016, primarily due to the unfavorable impact of currency translation. Organic sales increased in the six months ended March 31, 2016, primarily driven by strength in emerging countries. Organic sales were about flat in the second quarter of 2016, with the strongest performance in consumer industries.

•
Asia Pacific sales decreased in the three and six months ended March 31, 2016 compared to the same periods last year, largely driven by declines in China and the unfavorable impact of currency translation.

•	Latin America sales were down in the three and six months ended March 31, 2016 due to the unfavorable impact of currency translation, with organic sales growth in both periods led by Mexico.
General Corporate - Net
General corporate - net expenses were $19.5 million and $37.5 million in the three and six months ended March 31, 2016, respectively, compared to $21.4 million and $44.2 million in the three and six months ended March 31, 2015.
Income before Income Taxes
Income before income taxes decreased 22 percent and 20 percent year over year in the three and six months ended March 31, 2016, respectively, primarily due to a decrease in segment operating earnings. Total segment operating earnings decreased 17 percent and 16 percent year over year in the three and six months ended March 31, 2016, respectively, primarily due to lower sales, unfavorable currency effects and mix.
Income Taxes
The effective tax rate for the three months ended March 31, 2016 was 22.6 percent compared to 25.5 percent for the three months ended March 31, 2015. Our Adjusted Effective Tax Rate for the three months ended March 31, 2016 was 23.7 percent compared to 26.0 percent in the three months ended March 31, 2015. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to a favorable discrete tax item.
The effective tax rate for the six months ended March 31, 2016 was 22.1 percent compared to 25.5 percent for the six months ended March 31, 2015. Our Adjusted Effective Tax Rate for the six months ended March 31, 2016 was 23.2 percent compared to 26.0 percent in the six months ended March 31, 2015. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the favorable discrete tax item recognized during the second quarter of 2016 and an incremental benefit from the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2016 Compared to Three and Six Months Ended March 31, 2015
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2016	2015	Change		2016	2015	Change
Sales	$629.5	$674.3	$(44.8)		$1,272.4	$1,382.1	$(109.7)
Segment operating earnings	154.6	200.8	(46.2)		330.8	422.2	(91.4)
Segment operating margin	24.6%	29.8%	(5.2)	pts	26.0%	30.5%	(4.5)	pts
Sales
Architecture & Software sales decreased 6.6 percent and 7.9 percent in the three and six months ended March 31, 2016, respectively, compared to the three and six months ended March 31, 2015. Architecture & Software organic sales decreased 3.3 percent and 3.0 percent year over year in the three and six months ended March 31, 2016, respectively. Currency translation reduced sales by 3.3 percent and 4.9 percentage points in the three and six months ended March 31, 2016, respectively.
All regions experienced declines in reported sales for the segment in the three and six months ended March 31, 2016, with a significant unfavorable impact from currency translation in all non-U.S. regions. Excluding the impact of currency translation, Latin America and EMEA were the strongest performing regions for the segment in both periods.
Logix sales decreased approximately 9 percent and 11 percent in the three and six months ended March 31, 2016, respectively. Logix organic sales decreased approximately 5 percent year over year in each of the three and six month periods ended March 31, 2016, respectively, while currency translation reduced Logix sales by 4 percentage points and 6 percentage points, respectively.
Operating Margin
Architecture & Software segment operating earnings decreased 23 percent and 22 percent year over year in the three and six months ended March 31, 2016. Segment operating margin decreased to 24.6 percent and 26.0 percent in the three and six months ended March 31, 2016, respectively, from 29.8 percent and 30.5 percent a year ago, primarily due to lower sales, unfavorable currency effects, mix and increased spending.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2016 Compared to Three and Six Months Ended March 31, 2015
Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2016	2015	Change		2016	2015	Change
Sales	$810.8	$876.5	$(65.7)		$1,594.5	$1,743.1	$(148.6)
Segment operating earnings	122.9	133.4	(10.5)		242.6	258.8	(16.2)
Segment operating margin	15.2%	15.2%	—	pts	15.2%	14.8%	0.4	pts
Sales
Control Products & Solutions sales decreased 7.5 percent and 8.5 percent year over year in the three and six months ended March 31, 2016, respectively. Organic sales decreased 3.9 percent and 3.8 percent year over year in the three and six months ended March 31, 2016, respectively. Currency translation reduced sales by 3.6 percent and 4.7 percentage points in the three and six months ended March 31, 2016, respectively.
All regions experienced declines in reported sales for the segment in the three and six months ended March 31, 2016, with a significant unfavorable impact from currency translation in all non-U.S. regions. Excluding the impact of currency translation, Latin America was the strongest performing region for the segment in both periods, and sales grew in EMEA in the six months ended March 31, 2016, but decreased in the quarter.
Sales in our solutions and services businesses decreased 7 percent and 9 percent in the three and six months ended March 31, 2016, respectively, compared to the three and six months ended March 31, 2015. Organic sales in our solutions and services businesses decreased 4 percent and 5 percent year over year in the three and six months ended March 31, 2016, respectively. Currency translation reduced sales by 3 and 4 percentage points in the three and six months ended March 31, 2016, respectively.
Product sales decreased 8 percent and 7 percent in the three and six months ended March 31, 2016, respectively, compared to the three and six months ended March 31, 2015. Product organic sales decreased 4 percent and 3 percent year over year in the three and six months ended March 31, 2016, respectively. Currency translation reduced sales by 4 percentage points in each of the three and six month periods ended March 31, 2016.
Operating Margin
Control Products & Solutions segment operating earnings decreased 8 percent and 6 percent year over year in the three and six months ended March 31, 2016, respectively. Segment operating margin was flat at 15.2 percent in the three months ended March 31, 2016. Segment operating margin increased to 15.2 percent in the six months ended March 31, 2016 from 14.8 percent a year ago despite lower sales, primarily due to productivity.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2016	2015
Cash provided by (used for):
Operating activities	$399.3	$553.4
Investing activities	(266.5)	(93.2)
Financing activities	(156.2)	(171.9)
Effect of exchange rate changes on cash	(7.6)	(76.7)
Cash (used for) provided by continuing operations	$(31.0)	$211.6
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2016	2015
Cash provided by continuing operating activities	$399.3	$553.4
Capital expenditures	(52.6)	(58.0)
Excess income tax benefit from share-based compensation	1.2	6.6
Free cash flow	$347.9	$502.0
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
Cash provided by operating activities was $399.3 million for the six months ended March 31, 2016 compared to $553.4 million for the six months ended March 31, 2015. Free cash flow was $347.9 million for the six months ended March 31, 2016 compared to $502.0 million for the six months ended March 31, 2015. The decrease in cash flow provided by operating activities and free cash flow in the six months ended March 31, 2016 compared to the six months ended March 31, 2015 was primarily due to lower net income and an increase in working capital in the first half of 2016 compared to a decrease in the first half of 2015.
We repurchased approximately 2.5 million shares of our common stock under our share repurchase program in the first six months of 2016. The total cost of these shares was $248.3 million, of which $3.4 million was recorded in accounts payable at March 31, 2016 related to 30,000 shares that did not settle until April 2016. We also paid $12.5 million in the first quarter of 2016 for unsettled share repurchases outstanding at September 30, 2015. We repurchased approximately 2.69 million shares of our common stock in the first six months of 2015. The total cost of these shares was $294.4 million, of which $6.1 million was recorded in accounts payable at March 31, 2015 related to 52,878 shares that did not settle until April 2015. Our decision to repurchase additional shares in the remainder of 2016 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2016, we had approximately $196.9 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2014. On April 6, 2016, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of March 31, 2016, approximately 90 percent of our funds were held in these non-U.S. subsidiaries. The percentage of these non-U.S. funds can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $277.6 million at March 31, 2016, with a weighted average interest rate of 0.45 percent and weighted average maturity period of 9 days. There were no commercial paper borrowings outstanding at September 30, 2015. Our debt-to-total-capital ratio was 44.7 percent at March 31, 2016 and 39.9 percent at September 30, 2015.
At March 31, 2016 and September 30, 2015, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the six months ended March 31, 2016. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $120.9 million at March 31, 2016 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2016 and 2015 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2016 and 2015. There are no significant commitment fees or compensating balance requirements under either of our credit facilities.
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
The following is a summary of our credit ratings as of March 31, 2016:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three and six months ended March 31, 2016, we reclassified $8.6 million and $14.9 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations.  During the three and six months ended March 31, 2015, we reclassified $5.4 million and $10.0 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $6.7 million of pre-tax net unrealized gains on cash flow hedges as of March 31, 2016 will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at March 31, 2016, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$804.8	$0.5	$805.3	$—	$805.3	$863.2
Canada	76.2	8.0	84.2	—	84.2	85.8
Europe, Middle East and Africa	274.6	9.4	284.0	—	284.0	285.9
Asia Pacific	179.4	10.5	189.9	(0.1)	189.8	199.4
Latin America	105.3	26.2	131.5	—	131.5	116.5
Total Company Sales	$1,440.3	$54.6	$1,494.9	$(0.1)	$1,494.8	$1,550.8

	Six Months Ended March 31, 2016					Six Months Ended March 31, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$1,592.1	$1.3	$1,593.4	$(0.3)	$1,593.1	$1,700.0
Canada	154.9	21.4	176.3	—	176.3	185.8
Europe, Middle East and Africa	548.8	49.3	598.1	—	598.1	582.8
Asia Pacific	352.4	22.3	374.7	(0.1)	374.6	406.6
Latin America	218.7	56.4	275.1	—	275.1	250.0
Total Company Sales	$2,866.9	$150.7	$3,017.6	$(0.4)	$3,017.2	$3,125.2

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$629.5	$22.9	$652.4	$(0.1)	$652.3	$674.3
Control Products & Solutions	810.8	31.7	842.5	—	842.5	876.5
Total Company Sales	$1,440.3	$54.6	$1,494.9	$(0.1)	$1,494.8	$1,550.8

	Six Months Ended March 31, 2016					Six Months Ended March 31, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,272.4	$68.8	$1,341.2	$(0.1)	$1,341.1	$1,382.1
Control Products & Solutions	1,594.5	81.9	1,676.4	(0.3)	1,676.1	1,743.1
Total Company Sales	$2,866.9	$150.7	$3,017.6	$(0.4)	$3,017.2	$3,125.2

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at March 31, 2016, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at March 31, 2016, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at March 31, 2016, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at March 31, 2016, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at March 31, 2016, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2016	682,800	$93.52	682,800	$259,525,856
February 1 - 29, 2016	375,430	99.00	375,430	222,360,106
March 1 - 31, 2016	232,739	109.49	232,739	196,877,626
Total	1,290,969	97.99	1,290,969

(1)	Average price paid per share includes brokerage commissions.

(2)
On June 4, 2014, the Board of Directors approved a $1.0 billion share repurchase program. On April 6, 2016, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 3	—
By-Laws of the Company, as amended and restated effective February 2, 2016, filed as Exhibit 4-b to the Company's Registration Statement on Form S-8 (No. 333-209706), are hereby incorporated by reference.

Exhibit 10	—
Copy of the Company's 2012 Long-Term Incentives Plan, as amended and restated through February 2, 2016, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-209706), is hereby incorporated by reference.

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
3
By-Laws of the Company, as amended and restated effective February 2, 2016, filed as Exhibit 4-b to the Company's Registration Statement on Form S-8 (No. 333-209706), are hereby incorporated by reference.

10
Copy of the Company's 2012 Long-Term Incentives Plan, as amended and restated through February 2, 2016, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-209706), is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 4, 2016	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 4, 2016	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)