Form 10-Q
period 2016-06-30
ROCKWELL AUTOMATION INC
filed 2016-08-03
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
129,400,073 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2016.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,509.3	$1,427.3
Short-term investments	923.4	721.9
Receivables	1,022.5	1,041.0
Inventories	556.3	535.6
Other current assets	142.4	171.0
Total current assets	4,153.9	3,896.8
Property, net of accumulated depreciation of $1,385.8 and $1,299.1, respectively	567.0	605.6
Goodwill	1,016.1	1,028.8
Other intangible assets, net	213.4	229.5
Deferred income taxes	512.7	494.8
Other assets	392.6	149.2
Total	$6,855.7	$6,404.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$354.0	$—
Accounts payable	532.6	521.7
Compensation and benefits	143.8	225.0
Advance payments from customers and deferred revenue	214.7	200.8
Customer returns, rebates and incentives	160.3	172.2
Other current liabilities	293.9	208.0
Total current liabilities	1,699.3	1,327.7
Long-term debt	1,521.8	1,500.9
Retirement benefits	1,104.4	1,116.6
Other liabilities	408.9	202.7
Commitments and contingent liabilities (Note 10)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,576.9	1,552.1
Retained earnings	5,482.8	5,316.9
Accumulated other comprehensive loss	(1,328.3)	(1,334.6)
Common stock in treasury, at cost (shares held: June 30, 2016, 52.0; September 30, 2015, 49.0)	(3,791.5)	(3,459.0)
Total shareowners’ equity	2,121.3	2,256.8
Total	$6,855.7	$6,404.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales
Products and solutions	$1,316.3	$1,410.5	$3,870.6	$4,214.8
Services	157.7	164.7	470.3	485.6
	1,474.0	1,575.2	4,340.9	4,700.4
Cost of sales
Products and solutions	(748.9)	(782.2)	(2,195.8)	(2,327.6)
Services	(108.3)	(114.8)	(321.5)	(333.9)
	(857.2)	(897.0)	(2,517.3)	(2,661.5)
Gross profit	616.8	678.2	1,823.6	2,038.9
Selling, general and administrative expenses	(346.7)	(376.4)	(1,065.3)	(1,145.7)
Other income (expense)	0.3	(0.8)	1.0	2.4
Interest expense	(18.1)	(16.4)	(53.1)	(47.0)
Income before income taxes	252.3	284.6	706.2	848.6
Income tax provision	(61.3)	(78.5)	(161.7)	(222.3)
Net income	$191.0	$206.1	$544.5	$626.3
Earnings per share:
Basic	$1.47	$1.53	$4.16	$4.64
Diluted	$1.46	$1.52	$4.13	$4.60
Cash dividends per share	$1.45	$1.30	$2.90	$2.60
Weighted average outstanding shares:
Basic	129.8	134.3	130.7	134.9
Diluted	130.8	135.5	131.6	136.1
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$191.0	$206.1	$544.5	$626.3
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $9.8, $9.0, $29.4 and $27.4)	18.5	17.4	55.3	52.2
Currency translation adjustments	(18.3)	27.4	(35.3)	(133.2)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($1.3), ($2.6), ($5.4) and $5.0)	(2.8)	(19.5)	(13.7)	13.6
Other comprehensive income (loss)	(2.6)	25.3	6.3	(67.4)
Comprehensive income	$188.4	$231.4	$550.8	$558.9
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2016	2015
Operating activities:
Net income	$544.5	$626.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	107.2	99.6
Amortization of intangible assets	22.0	21.3
Share-based compensation expense	30.4	31.4
Retirement benefit expense	117.5	106.4
Pension contributions	(31.8)	(30.9)
Net loss (gain) on disposition of property	0.8	(1.0)
Excess income tax benefit from share-based compensation	(2.4)	(12.2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	17.0	60.7
Inventories	(23.8)	(45.0)
Accounts payable	28.9	53.4
Advance payments from customers and deferred revenue	13.8	26.2
Compensation and benefits	(81.1)	(58.1)
Income taxes	(54.8)	(12.7)
Other assets and liabilities	(12.9)	(25.7)
Cash provided by operating activities	675.3	839.7

Investing activities:
Capital expenditures	(79.4)	(83.2)
Acquisition of businesses, net of cash acquired	(21.2)	(21.2)
Purchases of short-term investments	(801.5)	(470.8)
Proceeds from maturities of short-term investments	596.2	501.8
Proceeds from sale of property	0.4	2.0
Cash used for investing activities	(305.5)	(71.4)

Financing activities:
Net issuance (repayment) of short-term debt	354.0	(325.0)
Issuance of long-term debt, net of discount and issuance costs	—	594.3
Cash dividends	(284.7)	(263.3)
Purchases of treasury stock	(374.1)	(404.8)
Proceeds from the exercise of stock options	28.0	55.5
Excess income tax benefit from share-based compensation	2.4	12.2
Other financing activities	—	(1.6)
Cash used for financing activities	(274.4)	(332.7)

Effect of exchange rate changes on cash	(13.4)	(59.7)

Increase in cash and cash equivalents	82.0	375.9
Cash and cash equivalents at beginning of period	1,427.3	1,191.3
Cash and cash equivalents at end of period	$1,509.3	$1,567.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. The results of operations for the three and nine-month periods ended June 30, 2016 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $23.3 million at June 30, 2016 and $22.0 million at September 30, 2015. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.9 million at June 30, 2016 and $9.2 million at September 30, 2015.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$191.0	$206.1	$544.5	$626.3
Less: Allocation to participating securities	(0.2)	(0.3)	(0.6)	(0.5)
Net income available to common shareowners	$190.8	$205.8	$543.9	$625.8
Basic weighted average outstanding shares	129.8	134.3	130.7	134.9
Effect of dilutive securities
Stock options	0.9	1.1	0.9	1.1
Performance shares	0.1	0.1	—	0.1
Diluted weighted average outstanding shares	130.8	135.5	131.6	136.1
Earnings per share:
Basic	$1.47	$1.53	$4.16	$4.64
Diluted	$1.46	$1.52	$4.13	$4.60
For the three and nine months ended June 30, 2016, share-based compensation awards for 1.8 million and 2.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2015, share-based compensation awards for 1.2 million shares and 1.5 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $19.3 million and $10.2 million were accrued within accounts payable and other current liabilities at June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, there were $8.4 million and $9.7 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.

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
2. Share-Based Compensation
We recognized $9.8 million and $30.4 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2016, respectively. We recognized $10.2 million and $31.4 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2015, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2016		2015
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,140	$21.20	1,038	$26.70
Performance shares	96	87.64	87	103.70
Restricted stock and restricted stock units	64	105.19	51	115.10
Unrestricted stock	10	98.79	7	111.43

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Inventories
Inventories consist of (in millions):

	June 30, 2016	September 30, 2015
Finished goods	$227.5	$225.7
Work in process	177.3	157.5
Raw materials	151.5	152.4
Inventories	$556.3	$535.6
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2016 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2015	$388.0	$640.8	$1,028.8
Acquisition of business	8.1	—	8.1
Translation	(6.1)	(14.7)	(20.8)
Balance as of June 30, 2016	$390.0	$626.1	$1,016.1
On March 18, 2016, we acquired MagneMotion, Inc., a leading manufacturer of intelligent conveying systems. As a result, we recognized goodwill of $8.1 million and intangible assets of $8.3 million. We assigned the full amount of goodwill related to MagneMotion, Inc. to our Architecture & Software segment.

Other intangible assets consist of (in millions):

	June 30, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$100.8	$81.6
Customer relationships	85.5	51.6	33.9
Technology	86.0	47.5	38.5
Trademarks	30.5	17.0	13.5
Other	11.0	8.8	2.2
Total amortized intangible assets	395.4	225.7	169.7
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$439.1	$225.7	$213.4

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	September 30, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$91.9	$90.5
Customer relationships	87.2	50.1	37.1
Technology	83.4	44.1	39.3
Trademarks	32.3	16.3	16.0
Other	11.5	8.6	2.9
Total amortized intangible assets	396.8	211.0	185.8
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$440.5	$211.0	$229.5
Estimated amortization expense is $28.8 million in 2016, $26.1 million in 2017, $20.4 million in 2018, $17.7 million in 2019 and $15.1 million in 2020.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2016 and concluded that these assets are not impaired.
5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $354.0 million at June 30, 2016. The weighted average interest rate of the commercial paper outstanding was 0.49 percent at June 30, 2016. There were no commercial paper borrowings outstanding at September 30, 2015.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2016	September 30, 2015
Unrealized losses on foreign exchange contracts	$19.3	$16.4
Product warranty obligations	27.0	27.9
Taxes other than income taxes	41.6	34.9
Accrued interest	16.2	16.9
Dividends payable	93.8	—
Income taxes payable	38.7	50.9
Other	57.3	61.0
Other current liabilities	$293.9	$208.0

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
Changes in product warranty obligations for the nine months ended June 30, 2016 and 2015 are (in millions):

	Nine Months Ended June 30,
	2016	2015
Balance at beginning of period	$27.9	$34.1
Accruals for warranties issued during the current period	18.7	20.0
Adjustments to pre-existing warranties	(0.2)	(2.7)
Settlements of warranty claims	(19.4)	(20.9)
Balance at end of period	$27.0	$30.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service cost	$22.1	$21.3	$66.0	$64.5
Interest cost	42.5	41.7	127.2	125.6
Expected return on plan assets	(54.8)	(55.7)	(163.9)	(167.6)
Amortization:
Prior service credit	(0.7)	(0.7)	(2.1)	(2.0)
Net actuarial loss	31.2	29.6	93.4	89.2
Net periodic benefit cost	$40.3	$36.2	$120.6	$109.7

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service cost	$0.4	$0.4	$1.0	$1.2
Interest cost	0.8	1.0	2.5	3.1
Amortization:
Prior service credit	(2.8)	(3.7)	(8.5)	(11.1)
Net actuarial loss	0.6	1.2	1.9	3.5
Net periodic benefit income	$(1.0)	$(1.1)	$(3.1)	$(3.3)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended June 30, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2016	$(1,060.3)	$(269.4)	$4.0	$(1,325.7)
Other comprehensive loss before reclassifications	—	(18.3)	(1.7)	(20.0)
Amounts reclassified from accumulated other comprehensive loss	18.5	—	(1.1)	17.4
Other comprehensive income (loss)	18.5	(18.3)	(2.8)	(2.6)
Balance as of June 30, 2016	$(1,041.8)	$(287.7)	$1.2	$(1,328.3)

Nine Months Ended June 30, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$(1,334.6)
Other comprehensive loss before reclassifications	—	(35.3)	(1.0)	(36.3)
Amounts reclassified from accumulated other comprehensive loss	55.3	—	(12.7)	42.6
Other comprehensive income (loss)	55.3	(35.3)	(13.7)	6.3
Balance as of June 30, 2016	$(1,041.8)	$(287.7)	$1.2	$(1,328.3)

Three Months Ended June 30, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2015	$(874.6)	$(213.1)	$47.0	$(1,040.7)
Other comprehensive income (loss) before reclassifications	—	27.4	(6.1)	21.3
Amounts reclassified from accumulated other comprehensive loss	17.4	—	(13.4)	4.0
Other comprehensive income (loss)	17.4	27.4	(19.5)	25.3
Balance as of June 30, 2015	$(857.2)	$(185.7)	$27.5	$(1,015.4)

Nine Months Ended June 30, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	—	(133.2)	37.5	(95.7)
Amounts reclassified from accumulated other comprehensive loss	52.2	—	(23.9)	28.3
Other comprehensive income (loss)	52.2	(133.2)	13.6	(67.4)
Balance as of June 30, 2015	$(857.2)	$(185.7)	$27.5	$(1,015.4)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Condensed Consolidated Statement of Operations
	2016	2015	2016	2015
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(3.5)	$(4.4)	$(10.6)	$(13.1)	(a)
Amortization of net actuarial loss	31.8	30.8	95.3	92.7	(a)
	28.3	26.4	84.7	79.6	Income before income taxes
	(9.8)	(9.0)	(29.4)	(27.4)	Income tax provision
	$18.5	$17.4	$55.3	$52.2	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$1.0	$2.0	$5.1	$5.6	Sales
Forward exchange contracts	(2.0)	(16.1)	(21.0)	(29.7)	Cost of sales
	(1.0)	(14.1)	(15.9)	(24.1)	Income before income taxes
	(0.1)	0.7	3.2	0.2	Income tax provision
	$(1.1)	$(13.4)	$(12.7)	$(23.9)	Net income

Total reclassifications	$17.4	$4.0	$42.6	$28.3	Net income
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of June 30, 2016, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our operating results, financial position or cash flows; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period.

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
The effective tax rate was 24.3 percent and 22.9 percent in the three and nine months ended June 30, 2016, respectively, compared to 27.6 percent and 26.2 percent in the three and nine months ended June 30, 2015, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. In the three months ended June 30, 2016 we also realized a benefit from a discrete tax item. In the nine months ended June 30, 2016 our effective tax rate was favorably impacted by the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016 and discrete tax items.
The amount of gross unrecognized tax benefits was $27.3 million and $43.9 million at June 30, 2016 and September 30, 2015, respectively, of which the entire amount would reduce our effective tax rate if recognized. The amount of unrecognized tax benefits decreased in the nine months ended June 30, 2016 primarily due to the resolution of prior period tax matters.
Accrued interest and penalties related to unrecognized tax benefits were $4.5 million and $5.1 million at June 30, 2016 and September 30, 2015, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $1.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales
Architecture & Software	$666.4	$683.5	$1,938.8	$2,065.6
Control Products & Solutions	807.6	891.7	2,402.1	2,634.8
Total	$1,474.0	$1,575.2	$4,340.9	$4,700.4
Segment operating earnings
Architecture & Software	$184.2	$199.9	$515.0	$622.1
Control Products & Solutions	126.8	143.8	369.4	402.6
Total	311.0	343.7	884.4	1,024.7
Purchase accounting depreciation and amortization	(4.7)	(5.2)	(13.9)	(15.8)
General corporate – net	(17.0)	(21.9)	(54.5)	(66.1)
Non-operating pension costs	(18.9)	(15.6)	(56.7)	(47.2)
Interest expense	(18.1)	(16.4)	(53.1)	(47.0)
Income before income taxes	$252.3	$284.6	$706.2	$848.6
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
13. Rocky Flats Settlement
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the settlement agreement, which is subject to court approval, we and Dow Chemical will pay $375.0 million in the aggregate to resolve the claims. Under RIC’s contract with the DoE and federal law, RIC is entitled to indemnification by the DoE for the settlement amount. When RIC was acquired by Boeing in 1996, we agreed to indemnify Boeing for RIC’s liabilities related to Rocky Flats and received the benefits of RIC’s corresponding indemnity rights against the DoE. We expect to be fully reimbursed by the DoE for our obligation of $243.75 million under the settlement, either before or after we pay the amounts due. We expect to pay up to $7.75 million within the next 12 months, with the remaining balance due in July 2017. We will promptly pursue reimbursement from the DoE; however, it is uncertain whether the government indemnification and reimbursement process will be completed by the time payment is due. At June 30, 2016, the current and noncurrent portions of the liability are included within other current liabilities and other liabilities, respectively, in the Condensed Consolidated Balance Sheet. An indemnification receivable of $243.75 million at June 30, 2016 is also included within other assets in the Condensed Consolidated Balance Sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended June 30, 2016 and 2015, and of cash flows for the nine-month periods ended June 30, 2016 and 2015. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 3, 2016

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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the third quarter of 2016, sales in the U.S. accounted for 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2014. In the third quarter of fiscal 2016, changes in U.S. economic indicators compared to the prior quarter continue to be mixed, with IP and capacity utilization declining, but PMI and industrial equipment spending increasing. Recent third-party IP growth projections continue to be negative for fiscal 2016.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2016 quarter ended:
June 2016	103.8	53.2	228.6	75.2
March 2016	104.1	51.8	222.2	75.4
December 2015	104.6	48.0	224.7	75.8
Fiscal 2015 quarter ended:
September 2015	105.5	50.0	219.8	76.6
June 2015	105.1	53.1	222.7	76.6
March 2015	105.8	52.3	216.4	77.7
December 2014	106.3	55.1	216.5	78.6
Fiscal 2014 quarter ended:
September 2014	105.3	56.1	222.9	78.4
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In the third quarter of 2016, sales outside the U.S. accounted for 46 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Third-party IP growth projections for EMEA for fiscal 2016 have been lowered following the United Kingdom’s decision to exit the European Union, which is expected to impact consumer and business confidence and reduce investment in the region. In Asia Pacific, the growth outlooks for India and China are relatively unchanged from the prior quarter, but continue to be more positive in India. In Latin America, the outlook for Mexico has softened due to slowing U.S. economic growth and a decline in U.S. IP, while Brazil remains in a recession. Canada’s economy continues to be impacted by low oil and commodity prices, with IP expected to decline further in fiscal 2016 than previously projected. Although weakness persists in many emerging countries, we still expect the automation market in these countries to grow at a higher rate compared to mature countries over the long term.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2016 decreased 6.4 percent compared to the third quarter of 2015. Organic sales decreased 4.8 percent year over year, and currency translation reduced sales by 1.8 percentage points. Growth in consumer and automotive industries was more than offset by continued weakness in heavy industries, particularly oil and gas.
The following is a summary of our results related to key growth initiatives:

•	Logix sales decreased 5 percent year over year in the third quarter of 2016. Logix organic sales decreased 3 percent.

•	Process initiative sales decreased 23 percent year over year in the third quarter of 2016. Process initiative organic sales decreased 20 percent.

•
Sales in emerging markets decreased 9.5 percent year over year in the third quarter of 2016. Organic sales in emerging countries decreased 1.1 percent year over year. Currency translation reduced sales in emerging countries by 8.5 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2016 and 2015 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Sales
Architecture & Software	$666.4	$683.5	$1,938.8	$2,065.6
Control Products & Solutions	807.6	891.7	2,402.1	2,634.8
Total sales (a)	$1,474.0	$1,575.2	$4,340.9	$4,700.4
Segment operating earnings(1)
Architecture & Software	$184.2	$199.9	$515.0	$622.1
Control Products & Solutions	126.8	143.8	369.4	402.6
Total segment operating earnings(2) (b)	311.0	343.7	884.4	1,024.7
Purchase accounting depreciation and amortization	(4.7)	(5.2)	(13.9)	(15.8)
General corporate — net	(17.0)	(21.9)	(54.5)	(66.1)
Non-operating pension costs	(18.9)	(15.6)	(56.7)	(47.2)
Interest expense	(18.1)	(16.4)	(53.1)	(47.0)
Income before income taxes (c)	252.3	284.6	706.2	848.6
Income tax provision	(61.3)	(78.5)	(161.7)	(222.3)
Net income	$191.0	$206.1	$544.5	$626.3

Diluted EPS	$1.46	$1.52	$4.13	$4.60

Adjusted EPS(3)	$1.55	$1.59	$4.41	$4.82

Diluted weighted average outstanding shares	130.8	135.5	131.6	136.1

Total segment operating margin(2) (b/a)	21.1%	21.8%	20.4%	21.8%

Pre-tax margin (c/a)	17.1%	18.1%	16.3%	18.1%

(1)	See Note 12 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Purchase accounting depreciation and amortization
Architecture & Software	$1.0	$1.1	$2.8	$3.2
Control Products & Solutions	3.4	3.8	10.3	11.8
Non-operating pension costs
Architecture & Software	6.7	5.6	20.1	17.0
Control Products & Solutions	10.5	8.8	31.5	26.6
The increases in non-operating pension costs in both segments for the three and nine months ended June 30, 2016 compared to the same periods last year were primarily due to our adoption of the new mortality table (RP-2014) and mortality improvement scale (MP-2014) used to measure net periodic pension cost for our U.S. pension plans.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects. Non-operating pension costs include defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impact of any plan curtailments or settlements. These components of net periodic pension cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following are the components of operating and non-operating pension costs for the three and nine months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service cost	$22.1	$21.3	$66.0	$64.5
Amortization of prior service credit	(0.7)	(0.7)	(2.1)	(2.0)
Operating pension costs	21.4	20.6	63.9	62.5

Interest cost	42.5	41.7	127.2	125.6
Expected return on plan assets	(54.8)	(55.7)	(163.9)	(167.6)
Amortization of net actuarial loss	31.2	29.6	93.4	89.2
Non-operating pension costs	18.9	15.6	56.7	47.2

Net periodic pension cost	$40.3	$36.2	$120.6	$109.7

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three and nine months ended June 30, 2016 and 2015 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Income from continuing operations	$191.0	$206.1	$544.5	$626.3
Non-operating pension costs	18.9	15.6	56.7	47.2
Tax effect of non-operating pension costs	(6.8)	(5.4)	(20.5)	(16.4)
Adjusted Income	$203.1	$216.3	$580.7	$657.1

Diluted EPS from continuing operations	$1.46	$1.52	$4.13	$4.60
Non-operating pension costs per diluted share	0.14	0.11	0.43	0.34
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.04)	(0.15)	(0.12)
Adjusted EPS	$1.55	$1.59	$4.41	$4.82

Effective tax rate	24.3%	27.6%	22.9%	26.2%
Tax effect of non-operating pension costs	0.8%	0.3%	1.0%	0.4%
Adjusted Effective Tax Rate	25.1%	27.9%	23.9%	26.6%

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2016 Compared to Three and Nine Months Ended June 30, 2015

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2016	2015	Change	2016	2015	Change
Sales	$1,474.0	$1,575.2	$(101.2)	$4,340.9	$4,700.4	$(359.5)
Income before income taxes	252.3	284.6	(32.3)	706.2	848.6	(142.4)
Diluted EPS	1.46	1.52	(0.06)	4.13	4.60	(0.47)
Adjusted EPS	1.55	1.59	(0.04)	4.41	4.82	(0.41)
Sales
Sales decreased 6.4 percent and 7.6 percent year over year in the three and nine months ended June 30, 2016, respectively. Organic sales decreased 4.8 percent and 3.9 percent year over year in the three and nine months ended June 30, 2016, respectively. Currency translation reduced sales by 1.8 percentage points and 3.8 percentage points in the three and nine months ended June 30, 2016, respectively.
Pricing contributed less than one percentage point to sales growth in the three and nine months ended June 30, 2016.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three and nine months ended June 30, 2016 and the percentage change from the same periods a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Three Months Ended June 30, 2015
United States	$799.6	(8.3)%	(8.4)%
Canada	82.2	(11.7)%	(7.5)%
Europe, Middle East and Africa (EMEA)	303.7	6.4%	5.6%
Asia Pacific	188.3	(12.4)%	(9.1)%
Latin America	100.2	(8.3)%	8.1%
Total Sales	$1,474.0	(6.4)%	(4.8)%

		Change vs.	Change in Organic Sales(1) vs.
	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015	Nine Months Ended June 30, 2015
United States	$2,391.7	(7.0)%	(7.0)%
Canada	237.1	(15.0)%	(5.9)%
Europe, Middle East and Africa (EMEA)	852.5	(1.8)%	3.6%
Asia Pacific	540.7	(13.0)%	(8.3)%
Latin America	318.9	(11.2)%	9.4%
Total sales	$4,340.9	(7.6)%	(3.9)%
(1) Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2016 Compared to Three and Nine Months Ended June 30, 2015

•	Sales in the United States declined in the three and nine months ended June 30, 2016, mainly due to weak heavy industries, particularly oil and gas.

•	Canada sales decreased in the three and nine months ended June 30, 2016 due to the unfavorable impact of currency translation as well as declines in heavy industries, particularly oil and gas.

•
EMEA sales increased slightly in the quarter, but decreased year to date due to the unfavorable impact of currency translation. Organic sales growth in both periods was driven by strength in consumer industries.

•	Asia Pacific sales decreased in the three and nine months ended June 30, 2016, largely driven by declines in China and the unfavorable impact of currency translation.

•	Latin America sales were down in the three and nine months ended June 30, 2016 due to the unfavorable impact of currency translation, with organic sales growth led by Mexico in both periods.
General Corporate - Net
General corporate - net expenses were $17.0 million and $54.5 million in the three and nine months ended June 30, 2016, respectively, compared to $21.9 million and $66.1 million in the three and nine months ended June 30, 2015.
Income before Income Taxes
Income before income taxes decreased 11 percent and 17 percent year over year in the three and nine months ended June 30, 2016, respectively, primarily due to a decrease in segment operating earnings. Total segment operating earnings decreased 10 percent and 14 percent year over year in the three and nine months ended June 30, 2016, respectively, primarily due to lower sales.
Income Taxes
The effective tax rate for the three months ended June 30, 2016 was 24.3 percent compared to 27.6 percent for the three months ended June 30, 2015. Our Adjusted Effective Tax Rate for the three months ended June 30, 2016 was 25.1 percent compared to 27.9 percent in the three months ended June 30, 2015. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to a favorable discrete tax item and an incremental benefit from the permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016.
The effective tax rate for the nine months ended June 30, 2016 was 22.9 percent compared to 26.2 percent for the nine months ended June 30, 2015. Our Adjusted Effective Tax Rate for the nine months ended June 30, 2016 was 23.9 percent compared to 26.6 percent in the nine months ended June 30, 2015. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to favorable discrete tax items and an incremental benefit from the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2016 Compared to Three and Nine Months Ended June 30, 2015
Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2016	2015	Change		2016	2015	Change
Sales	$666.4	$683.5	$(17.1)		$1,938.8	$2,065.6	$(126.8)
Segment operating earnings	184.2	199.9	(15.7)		515.0	622.1	(107.1)
Segment operating margin	27.6%	29.2%	(1.6)	pts	26.6%	30.1%	(3.5)	pts
Sales
Architecture & Software sales decreased 2.5 percent and 6.1 percent year over year in the three and nine months ended June 30, 2016, respectively. Architecture & Software organic sales decreased 1.3 percent and 2.4 percent year over year in the three and nine months ended June 30, 2016, respectively. Currency translation reduced sales by 1.6 percentage points and 3.8 percentage points in the three and nine months ended June 30, 2016, respectively.
All regions except EMEA experienced declines in reported sales in the three and nine months ended June 30, 2016, with a significant unfavorable impact from currency translation in all non-U.S. regions. Excluding the impact of currency translation, EMEA and Latin America were the strongest performing regions in both periods.
Logix sales decreased 5 percent and 9 percent year over year in the three and nine months ended June 30, 2016, respectively. Logix organic sales decreased 3 percent and 5 percent year over year in the three and nine months ended June 30, 2016, respectively, while currency translation reduced Logix sales by 2 percentage points and 4 percentage points, respectively.
Operating Margin
Architecture & Software segment operating earnings decreased 8 percent and 17 percent year over year in the three and nine months ended June 30, 2016, respectively. Segment operating margin decreased to 27.6 percent and 26.6 percent in the three and nine months ended June 30, 2016, respectively, from 29.2 percent and 30.1 percent a year ago, primarily due to lower sales and unfavorable mix and currency effects, partially offset by lower incentive compensation cost.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2016 Compared to Three and Nine Months Ended June 30, 2015
Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2016	2015	Change		2016	2015	Change
Sales	$807.6	$891.7	$(84.1)		$2,402.1	$2,634.8	$(232.7)
Segment operating earnings	126.8	143.8	(17.0)		369.4	402.6	(33.2)
Segment operating margin	15.7%	16.1%	(0.4)	pts	15.4%	15.3%	0.1	pts
Sales
Control Products & Solutions sales decreased 9.4 percent and 8.8 percent year over year in the three and nine months ended June 30, 2016, respectively. Organic sales decreased 7.5 percent and 5.1 percent year over year in the three and nine months ended June 30, 2016, respectively. Currency translation reduced sales by 1.9 percentage points and 3.7 percentage points in the three and nine months ended June 30, 2016, respectively.
EMEA sales increased slightly in the quarter, but decreased year to date due to the unfavorable impact of currency translation. All other regions experienced declines in reported sales in the three and nine months ended June 30, 2016, with a significant unfavorable impact from currency translation in all non-U.S. regions. Excluding the impact of currency translation, Latin America and EMEA were the strongest performing regions in both periods.
Sales in our solutions and services businesses decreased 12 percent and 10 percent year over year in the three and nine months ended June 30, 2016, respectively. Organic sales in our solutions and services businesses decreased 10 percent and 6 percent year over year in the three and nine months ended June 30, 2016, respectively. Currency translation reduced sales by 2 percentage points and 4 percentage points in the three and nine months ended June 30, 2016, respectively.
Product sales decreased 6 percent and 7 percent year over year in the three and nine months ended June 30, 2016, respectively. Product organic sales decreased 4 percent and 3 percent year over year in the three and nine months ended June 30, 2016, respectively. Currency translation reduced sales by 2 percentage points and 4 percentage points in the three and nine months ended June 30, 2016, respectively.
Operating Margin
Control Products & Solutions segment operating earnings decreased 12 percent and 8 percent year over year in the three and nine months ended June 30, 2016, respectively. Segment operating margin decreased to 15.7 percent in the three months ended June 30, 2016 compared to 16.1 percent a year ago, primarily due to lower sales, partially offset by lower incentive compensation cost and productivity. Segment operating margin was 15.4 percent in the nine months ended June 30, 2016 compared to 15.3 percent a year ago.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2016	2015
Cash provided by (used for):
Operating activities	$675.3	$839.7
Investing activities	(305.5)	(71.4)
Financing activities	(274.4)	(332.7)
Effect of exchange rate changes on cash	(13.4)	(59.7)
Cash provided by continuing operations	$82.0	$375.9
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Nine Months Ended June 30,
	2016	2015
Cash provided by continuing operating activities	$675.3	$839.7
Capital expenditures	(79.4)	(83.2)
Excess income tax benefit from share-based compensation	2.4	12.2
Free cash flow	$598.3	$768.7
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. U.S. GAAP requires the excess income tax benefit from share-based compensation to be reported as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $675.3 million for the nine months ended June 30, 2016 compared to $839.7 million for the nine months ended June 30, 2015. Free cash flow was $598.3 million for the nine months ended June 30, 2016 compared to $768.7 million for the nine months ended June 30, 2015. The year-over-year decrease in cash flow provided by operating activities and free cash flow was primarily due to lower net income and less favorable working capital performance in the first nine months of 2016 compared to the first nine months of 2015.
We repurchased approximately 3.5 million shares of our common stock under our share repurchase program in the first nine months of 2016. The total cost of these shares was $370.0 million, of which $8.4 million was recorded in accounts payable at June 30, 2016 related to 75,000 shares that did not settle until July 2016. We also paid $12.5 million in the first quarter of 2016 for unsettled share repurchases outstanding at September 30, 2015. We repurchased approximately 3.65 million shares of our common stock in the first nine months of 2015. The total cost of these shares was $409.7 million, of which $9.7 million was recorded in accounts payable at June 30, 2015 related to 78,000 shares that did not settle until July 2015. Our decision to repurchase additional shares in the remainder of 2016 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On April 6, 2016, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At June 30, 2016, we had approximately $1,075.2 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are permanently reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of June 30, 2016, approximately 90 percent of our funds were held in these non-U.S. subsidiaries. The percentage of these funds held in non-U.S. subsidiaries can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $354.0 million at June 30, 2016, with a weighted average interest rate of 0.49 percent and weighted average maturity period of 11 days. There were no commercial paper borrowings outstanding at September 30, 2015. Our debt-to-total-capital ratio was 46.9 percent at June 30, 2016 and 39.9 percent at September 30, 2015.
At June 30, 2016 and September 30, 2015, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the nine months ended June 30, 2016. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $120.8 million at June 30, 2016 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at June 30, 2016 and 2015 were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2016 and 2015. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of June 30, 2016:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three and nine months ended June 30, 2016, we reclassified $1.0 million and $15.9 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations.  During the three and nine months ended June 30, 2015, we reclassified $14.1 million and $24.1 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $1.3 million of pre-tax net unrealized gains on cash flow hedges as of June 30, 2016 will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at June 30, 2016, there has been no material change to this information, except as discussed below.
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the settlement agreement, which is subject to court approval, we and Dow Chemical will pay $375.0 million in the aggregate to resolve the claims. We expect to be fully reimbursed by the DoE for our obligation of $243.75 million under the settlement, either before or after we pay the amounts due. We expect to pay up to $7.75 million within the next 12 months, with the remaining balance due in July 2017. We will promptly pursue reimbursement from the DoE; however, it is uncertain whether the government indemnification and reimbursement process will be completed by the time payment is due. Given our cash and credit resources, we do not believe that the matter will have a material adverse effect on our financial condition. Refer to Note 13 in the Condensed Consolidated Financial Statements for further discussion of the Rocky Flats settlement.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$799.6	$0.5	$800.1	$(1.1)	$799.0	$872.4
Canada	82.2	3.9	86.1	—	86.1	93.1
Europe, Middle East and Africa	303.7	(1.5)	302.2	(0.8)	301.4	285.4
Asia Pacific	188.3	7.8	196.1	(0.7)	195.4	215.0
Latin America	100.2	17.9	118.1	—	118.1	109.3
Total Company Sales	$1,474.0	$28.6	$1,502.6	$(2.6)	$1,500.0	$1,575.2

	Nine Months Ended June 30, 2016					Nine Months Ended June 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,391.7	$1.8	$2,393.5	$(1.4)	$2,392.1	$2,572.4
Canada	237.1	25.3	262.4	—	262.4	278.9
Europe, Middle East and Africa	852.5	47.8	900.3	(0.8)	899.5	868.2
Asia Pacific	540.7	30.1	570.8	(0.8)	570.0	621.6
Latin America	318.9	74.3	393.2	—	393.2	359.3
Total Company Sales	$4,340.9	$179.3	$4,520.2	$(3.0)	$4,517.2	$4,700.4

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$666.4	$11.1	$677.5	$(2.6)	$674.9	$683.5
Control Products & Solutions	807.6	17.5	825.1	—	825.1	891.7
Total Company Sales	$1,474.0	$28.6	$1,502.6	$(2.6)	$1,500.0	$1,575.2

	Nine Months Ended June 30, 2016					Nine Months Ended June 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,938.8	$79.9	$2,018.7	$(2.7)	$2,016.0	$2,065.6
Control Products & Solutions	2,402.1	99.4	2,501.5	(0.3)	2,501.2	2,634.8
Total Company Sales	$4,340.9	$179.3	$4,520.2	$(3.0)	$4,517.2	$4,700.4

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at June 30, 2016, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at June 30, 2016, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at June 30, 2016, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at June 30, 2016, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. We believe that at June 30, 2016, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2016	52,300	$114.11	52,300	$1,190,909,680
May 1 - 31, 2016	525,000	113.31	525,000	1,131,423,208
June 1 - 30, 2016	485,000	115.95	485,000	1,075,186,312
Total	1,062,300	114.55	1,062,300

(1)	Average price paid per share includes brokerage commissions.

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

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 3	—	By-Laws of the Company, as amended and restated effective June 8, 2016, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 10, 2016, is hereby incorporated by reference.
Exhibit 10.1	—	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2016.
Exhibit 10.2		Amendment to Change of Control Agreement dated July 1, 2016 between the Company and Blake D. Moret.
Exhibit 10.3	—	Letter Agreement dated July 1, 2016 between the Company and Blake D. Moret.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3	By-Laws of the Company, as amended and restated effective June 8, 2016, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 10, 2016, is hereby incorporated by reference.
10.1	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2016.
10.2	Amendment to Change of Control Agreement dated July 1, 2016 between the Company and Blake D. Moret.
10.3	Letter Agreement dated July 1, 2016 between the Company and Blake D. Moret.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 3, 2016	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 3, 2016	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)