Form 10-K
period 2016-09-30
ROCKWELL AUTOMATION INC
filed 2016-11-15
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2016 was approximately $14.7 billion.
128,229,158 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 7, 2017 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	a disruption to our distribution channels;

•	the availability and price of components and materials;

•	the successful integration and management of acquired businesses;

•	the successful execution of our cost productivity initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.
Item 1.    Business
General
Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), a leader in industrial automation and information, makes its customers more productive and the world more sustainable. Our products, solutions and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk.
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

As used herein, the terms “we”, “us”, “our”, “Rockwell Automation” or the “Company” include subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 7, 2017 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2016, our total sales were $5.88 billion. Our Architecture & Software operating segment recorded sales of $2.64 billion (45 percent of our total sales) in 2016. Our Control Products & Solutions operating segment recorded sales of $3.24 billion (55 percent of our total sales) in 2016.
Our Architecture & Software operating segment is headquartered in Mayfield Heights, Ohio, and our Control Products & Solutions operating segment is headquartered in Milwaukee, Wisconsin. Both operating segments share a common sales organization and supply chain and conduct business globally. Major markets served by both segments consist of consumer industries, including food and beverage, home and personal care and life sciences; transportation, including automotive and tire; and heavy industries, including oil and gas, mining and metals.
Additional information with respect to our operating segments, including a description of our operating segments and their contributions to sales and operating earnings for each of the three years ended September 30, 2016, 2015 and 2014 is contained in Note 15 in the Financial Statements and under the caption Results of Operations in MD&A.
Geographic Information
In 2016, sales to customers in the United States accounted for 55 percent of our total sales. Outside the United States, we sell in every region. The largest sales outside the United States on a country-of-destination basis are in China, Canada, Mexico, Italy, the United Kingdom, Germany and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our operations outside the United States. Sales and property information by major geographic area for each of the past three years is contained in Note 15 in the Financial Statements.
Competition
Our competitors range from large diversified corporations that also have business interests outside of industrial automation to smaller companies that specialize in niche industrial automation products, solutions and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology differentiation, domain expertise, installed base, distribution network, quality of products, solutions and services, global presence and price. Major competitors of both segments include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp. and Honeywell International Inc.
Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 70 percent of our global sales are through independent distributors. Sales to our largest distributor in 2016, 2015 and 2014 were approximately 10 percent of our total sales.
Research and Development
Our research and development spending for the years ended September 30, 2016, 2015 and 2014 was $319.3 million, $307.3 million and $290.1 million, respectively. Customer-sponsored research and development was not significant in 2016, 2015 or 2014.
Employees
At September 30, 2016, we had approximately 22,000 employees. Approximately 8,500 were employed in the United States.

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
Backlog
Our total order backlog consists of (in millions):

	September 30,
	2016	2015
Architecture & Software	$185.8	$165.1
Control Products & Solutions	1,024.6	999.5
	$1,210.4	$1,164.6
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled for shipment beyond 2017 were approximately $199 million as of September 30, 2016.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 14 in the Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.
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
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®” and “PlantPAx Process Automation System™” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “PowerFlex®” for our AC drives, and “Rockwell Software®” and “FactoryTalk®” for our software offerings.
Seasonality
Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
Available Information
We maintain a website at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual report to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site through the "Investors" link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.     Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process uses the integrated risk framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess, manage and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goal is to manage risks prudently rather than avoiding risks. We can mitigate risks and their impact on the Company only to a limited extent.
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
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced orders, payment delays or defaults, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers.
Demand for our products is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns linger, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products.
Our ability to access the credit markets and the costs of borrowing are affected by the strength of our credit rating and current market conditions. If our access to credit, including the commercial paper market, is adversely affected by a change in market conditions or otherwise, our cost of borrowings may increase or our ability to fund operations may be reduced.
We sell to customers around the world and are subject to the risks of doing business in many countries.
We do business in more than 80 countries around the world. Approximately 45 percent of our sales in 2016 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
New legislative and regulatory actions could adversely affect our business.
Legislative and regulatory action may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in these countries or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification and labeling laws and regulations. Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to ship our products into certain jurisdictions. Changes in these requirements could impact demand for our products, solutions and services.

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
Our products, solutions and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering or sabotage.  Among other industries, our products, solutions and services are often employed in the control of critical infrastructure.  Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our products, solutions and services, we can reduce risk, not eliminate it.  To a significant extent, the security of our customers’ systems depends on how those systems are protected, configured, updated and monitored, all of which are typically outside our control.
Our business uses development, engineering, manufacturing, sales, accounting, support and IT resources on a dispersed, global basis.  Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies.  In addition, we rely on partners and vendors for a wide range of outsourced activities.  Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees and others.
Our information security efforts, under the leadership of our Chief Information Security Officer, with the support of the entire management team, include major programs designed to address security governance, identification of critical assets, protection of critical assets, the human element/insider risk, third-party relationships and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security incident.
Any significant security incidents could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.
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
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our products, solutions and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the markets and product areas that we serve. We seek to maintain acceptable pricing levels by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. In addition, we continue to drive productivity to reduce our cost structure. If we fail to achieve our objectives, to keep pace with technological changes or to provide high quality products, solutions and services, we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.

We face the potential harms of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.
Our business depends on the movement of people and goods around the world. Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, political instability and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products or make it difficult or impossible for us to deliver products.
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
We conduct business in many countries, which requires us to interpret and comply with the income tax laws and rulings in each of those taxing jurisdictions. Due to the ambiguity of tax laws among those jurisdictions as well as the uncertainty of how underlying facts may be construed, our estimates of income tax liabilities may differ from actual payments or assessments. We must successfully defend any claims from taxing authorities to avoid an adverse effect on our operating results and financial position.
Our business success depends on attracting and retaining highly qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Difficulty attracting and retaining members of our management team and key employees could have a negative effect on our business, operating results and financial condition.
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

Our operations are subject to various environmental regulations that are concerned with human health, the limitation and control of emissions and discharges into the air, ground and waters, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Our financial responsibility to clean up contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.
We have, from time to time, divested certain of our businesses. In connection with these divestitures, certain lawsuits, claims and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances, the divested business has assumed the liabilities; however, it is possible that we might be responsible for satisfying those liabilities if the divested business is unable to do so.
A disruption to our distribution channel could reduce our sales.
In the United States and Canada, approximately 90 percent of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. While we maintain the right to appoint new distributors, any unplanned disruption to our existing distribution channel could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor or other events.
We rely on suppliers to provide equipment, components and services.
Our business requires that we buy equipment, components and services including finished products, electronic components and commodities such as copper, aluminum and steel. Our reliance on suppliers involves certain risks, including:

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

•	loss of key employees of the acquired business;

•	legal and compliance issues;

•	difficulties implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•	diversion of management’s attention from other business concerns.
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
The following table sets forth information regarding our headquarter locations as of September 30, 2016.

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Cambridge, Canada	Canada
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding our principal manufacturing locations as of September 30, 2016.

Location	Manufacturing Square Footage

Monterrey, Mexico	637,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Cambridge, Canada	216,000
Shanghai, China	196,000
Harbin, China	162,000
Singapore	139,000
Katowice, Poland	138,000
Tecate, Mexico	135,000
Ladysmith, Wisconsin, United States	124,000
Richland Center, Wisconsin, United States	124,000
Jundiai, Brazil	115,000
There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

Item 3.    Legal Proceedings
The information required by this Item is contained in Note 14 in the Financial Statements within the section entitled Other Matters.

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of October 31, 2016 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Blake D. Moret — President and Chief Executive Officer since July 1, 2016; Senior Vice President previously	53
Kenneth M. Champa — Senior Vice President since July 1, 2016; previously Vice President, Finance, Control Products and Solutions and (from March 2015) Operations and Engineering Services	62
Sujeet Chand — Senior Vice President and Chief Technology Officer	58
Theodore D. Crandall — Senior Vice President and Chief Financial Officer	61
David M. Dorgan — Vice President and Controller	52
Steven W. Etzel — Vice President and Treasurer	56
Douglas M. Hagerman — Senior Vice President, General Counsel and Secretary	55
Frank C. Kulaszewicz — Senior Vice President	52
John P. McDermott — Senior Vice President	58
John M. Miller — Vice President and Chief Intellectual Property Counsel	49
Robert B. Murphy — Senior Vice President, Operations and Engineering Services since May 2, 2016; Vice President, Manufacturing Operations previously	57
Susan J. Schmitt — Senior Vice President, Human Resources	53
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2016, there were 18,205 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2016 and 2015:

	2016		2015
Fiscal Quarters	High	Low	High	Low
First	$111.03	$98.47	$118.32	$98.55
Second	115.62	87.53	118.96	102.31
Third	120.60	107.17	127.05	110.00
Fourth	123.11	110.89	126.77	99.00
We declare and pay dividends at the sole discretion of our Board of Directors. During 2016 we declared and paid aggregate cash dividends of $2.90 per common share. During the first quarter of fiscal 2016, we increased our quarterly dividend per common share 12 percent to 72.5 cents per common share effective with the dividend payable in December 2015 ($2.90 per common share annually). During 2015 we declared and paid aggregate cash dividends of $2.60 per common share.
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that may yet be Purchased Under the Plans or Programs(3)
July 1 – 31, 2016	323,275	$116.81	323,275	$1,037,423,371
August 1 – 31, 2016	462,436	117.55	460,000	983,352,795
September 1 – 30, 2016	330,000	116.09	330,000	945,043,797
Total	1,115,711	116.91	1,113,275

(1)
All of the shares purchased during the quarter ended September 30, 2016 were acquired pursuant to the repurchase programs described in (3) below, except for 2,436 shares that were acquired in August in connection with stock swap exercises of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On June 4, 2014, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. On April 6, 2016, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The selected financial data below has been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$5,879.5	$6,307.9	$6,623.5	$6,351.9	$6,259.4
Interest expense	71.3	63.7	59.3	60.9	60.1
Net income	729.7	827.6	826.8	756.3	737.0
Earnings per share:
Basic	5.60	6.15	5.98	5.43	5.20
Diluted	5.56	6.09	5.91	5.36	5.13
Cash dividends per share	2.90	2.60	2.32	1.98	1.745
Consolidated Balance Sheet Data: (at end of period)
Total assets	$7,101.2	$6,404.7	$6,224.3	$5,844.6	$5,636.5
Short-term debt	448.6	—	325.0	179.0	157.0
Long-term debt	1,516.3	1,500.9	900.4	905.1	905.0
Shareowners’ equity	1,990.1	2,256.8	2,658.1	2,585.5	1,851.7
Other Data:
Capital expenditures	$116.9	$122.9	$141.0	$146.2	$139.6
Depreciation	143.3	133.1	122.5	113.8	103.9
Intangible asset amortization	28.9	29.4	30.0	31.4	34.7

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
Overview
Rockwell Automation, Inc., a leader in industrial automation and information, makes its customers more productive and the world more sustainable. Overall demand for our products, solutions and services is driven by:

•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines and new facilities or production lines;

•	investments in basic materials production capacity, which may be related to commodity pricing levels;

•	our customers’ needs for faster time to market, lower total cost of ownership, improved asset utilization and optimization, and enterprise risk management;

•	our customers’ needs to continuously improve quality, safety and sustainability;

•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the spending patterns of our customers due to their annual budgeting processes and their working schedules.
Long-term Strategy
Our vision of being the most valued global provider of innovative industrial automation and information products, solutions and services is supported by our growth and performance strategy, which seeks to:

•	achieve organic sales growth in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•	diversify our sales streams by broadening our portfolio of products, solutions and services, expanding our global presence and serving a wider range of industries and applications;

•	grow market share by gaining new customers and by capturing a larger share of existing customers’ spending;

•	enhance our market access by building our channel capability and partner network;

•	acquire companies that serve as catalysts to organic growth by adding complementary technology, expanding our served market, or enhancing our domain expertise or market access;

•	deploy human and financial resources to strengthen our technology leadership and our intellectual capital business model;

•	continuously improve quality and customer experience; and

•	drive annual cost productivity.
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
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support discrete, process, batch, safety, motion and power control on the same hardware platform with the same software programming environment. Our integrated architecture is scalable with standard open communications protocols making it easier for customers to implement it more cost effectively.
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
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. Approximately 60 percent of our employees and 45 percent of our sales are outside the U.S. We continue to expand our footprint in emerging markets.
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer-facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America, Central and Eastern Europe and Africa are projected to be the fastest growing over the long term, due to higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
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
All of these industries also generate maintenance repair order (MRO) and ongoing services revenue related to the installed base.
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
In September 2016, we acquired Maverick Technologies, a leading systems integrator. This acquisition significantly enhances our expertise in key process and batch applications that help our customers realize greater productivity and improved global competitiveness through process control and information management solutions.
In September 2016, we acquired Automation Control Products, a premier provider in centralized thin client, remote desktop and server management software. This acquisition strengthens our ability to provide our customers with visual display and software solutions to manage information and streamline workflows for a more connected manufacturing environment.
In March 2016, we acquired MagneMotion Inc., a leading manufacturer of intelligent conveying systems. This acquisition continues our strategy to build a portfolio of smart manufacturing technologies by expanding our existing capabilities in independent cart technology.
In October 2014, we acquired the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. This acquisition enables our customers to increase their asset utilization and strengthen their enterprise risk management.
In January 2014, we acquired Jacobs Automation, a pioneer in intelligent track motion control technology. This technology improves performance across a wide range of packaging, material handling, and other applications for global machine builders.
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

U. S. Industrial Economic Trends
In 2016, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators from fiscal 2014 to 2016. All macroeconomic indicators improved in the most recent quarter except for PMI, indicating a recovery in the industrial economy. Although PMI declined in September, the reading of 51.5 indicates that the manufacturing sector is continuing to expand.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2016 quarter ended:
September 2016	104.4	51.5	228.2	75.5
June 2016	103.9	53.2	227.3	75.2
March 2016	104.1	51.8	222.2	75.4
December 2015	104.6	48.0	224.7	75.8
Fiscal 2015 quarter ended:
September 2015	105.5	50.0	219.8	76.6
June 2015	105.1	53.1	222.7	76.6
March 2015	105.8	52.3	216.4	77.7
December 2014	106.3	55.1	216.5	78.6
Fiscal 2014 quarter ended:
September 2014	105.3	56.1	222.9	78.4
June 2014	104.7	55.7	218.5	78.4
March 2014	103.3	54.4	212.4	77.6
December 2013	102.3	56.5	204.0	77.3
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In 2016, sales outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Economic projections call for a higher rate of industrial production growth in all regions in 2017 except for Europe, the Middle East and Africa (EMEA). Current economic projections indicate stable conditions in Europe as we proceed into 2017 but with some uncertainty associated with the ultimate resolution of the United Kingdom’s decision to exit the European Union. In Asia Pacific, China’s economic growth continues to be impacted by elevated debt levels, although industrial output and new orders growth have shown recent improvement; the Indian economy remains one of the fastest growing globally. In Latin America, Brazil remains in recession but with an improved outlook, and Mexico’s economy continues to be stable. Canada’s outlook has also improved, as investment in resource-based industries may have reached a bottom.

Summary of Results of Operations
In 2016, sales were $5,879.5 million, a decrease of 6.8 percent year over year. Organic sales decreased 3.9 percent, and currency translation reduced sales by 3.0 percentage points. Growth in consumer and automotive industries was more than offset by declines in heavy industries, particularly oil and gas and mining.
The following is a summary of our results related to key growth initiatives:

•	Sales related to our process initiative decreased 19 percent in 2016 compared to 2015. Excluding the impact of currency translation, process initiative sales decreased 16 percent year over year.

•	Logix sales decreased 7 percent year over year compared to 2015. Logix organic sales decreased 4 percent.

•
Sales in emerging markets decreased 8.4 percent in 2016 compared to 2015. Organic sales in emerging countries increased 1.2 percent year over year, and currency translation reduced sales in emerging countries by 9.7 percentage points.

During 2016 we were able to hold pre-tax margin above 16 percent and segment operating margin above 20 percent despite difficult market conditions and lower reported sales.

The following table reflects our sales and operating results for the years ended September 30, 2016, 2015 and 2014 (in millions, except per share amounts):

	Year Ended September 30,
	2016	2015	2014
Sales
Architecture & Software	$2,635.2	$2,749.5	$2,845.3
Control Products & Solutions	3,244.3	3,558.4	3,778.2
Total sales (a)	$5,879.5	$6,307.9	$6,623.5
Segment operating earnings(1)
Architecture & Software	$695.0	$808.6	$839.6
Control Products & Solutions	493.7	551.9	512.4
Total segment operating earnings(2) (b)	1,188.7	1,360.5	1,352.0
Purchase accounting depreciation and amortization	(18.4)	(21.0)	(21.6)
General corporate — net	(79.7)	(85.6)	(81.0)
Non-operating pension costs	(76.2)	(62.7)	(55.9)
Interest expense	(71.3)	(63.7)	(59.3)
Income before income taxes (c)	943.1	1,127.5	1,134.2
Income tax provision	(213.4)	(299.9)	(307.4)
Net income	$729.7	$827.6	$826.8

Diluted EPS	$5.56	$6.09	$5.91

Adjusted EPS(3)	$5.93	$6.40	$6.17

Diluted weighted average outstanding shares	131.1	135.7	139.7
Total segment operating margin(2) (b/a)	20.2%	21.6%	20.4%
Pre-tax margin (c/a)	16.0%	17.9%	17.1%

(1)	See Note 15 in the Financial Statements for the definition of segment operating earnings.

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

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2016	2015	2014
Purchase accounting depreciation and amortization
Architecture & Software	$3.9	$4.3	$4.1
Control Products & Solutions	13.5	15.7	16.5
Non-operating pension costs
Architecture & Software	26.9	22.6	20.6
Control Products & Solutions	42.0	35.3	32.2
The increases in non-operating pension costs in both segments in fiscal 2016 were primarily due to our adoption of the new mortality table (RP-2014) and mortality improvement scale (MP-2014) used to measure net periodic pension cost for our U.S. pension plans.
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

The following are the components of operating and non-operating pension costs for the years ended September 30, 2016, 2015 and 2014 (in millions):

	Year Ended September 30,
	2016	2015	2014
Service cost	$88.0	$85.7	$78.5
Amortization of prior service credit	(2.9)	(2.7)	(2.7)
Operating pension costs	85.1	83.0	75.8

Interest cost	169.5	167.2	174.2
Expected return on plan assets	(218.3)	(223.2)	(217.9)
Amortization of net actuarial loss	124.5	118.7	99.7
Special termination benefit	0.5	—	—
Settlements	—	—	(0.1)
Non-operating pension costs	76.2	62.7	55.9

Net periodic pension cost	$161.3	$145.7	$131.7

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the years ended September 30, 2016, 2015 and 2014 (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2016	2015	2014
Income from continuing operations	$729.7	$827.6	$826.8
Non-operating pension costs	76.2	62.7	55.9
Tax effect of non-operating pension costs	(27.5)	(21.9)	(20.0)
Adjusted Income	$778.4	$868.4	$862.7

Diluted EPS from continuing operations	$5.56	$6.09	$5.91
Non-operating pension costs per diluted share	0.58	0.46	0.40
Tax effect of non-operating pension costs per diluted share	(0.21)	(0.15)	(0.14)
Adjusted EPS	$5.93	$6.40	$6.17

Effective tax rate	22.6%	26.6%	27.1%
Tax effect of non-operating pension costs	1.0%	0.4%	0.4%
Adjusted Effective Tax Rate	23.6%	27.0%	27.5%

2016 Compared to 2015

(in millions, except per share amounts)	2016	2015	Change
Sales	$5,879.5	$6,307.9	$(428.4)
Income before income taxes	943.1	1,127.5	(184.4)
Diluted EPS	5.56	6.09	(0.53)
Adjusted EPS	5.93	6.40	(0.47)
Sales
Sales in fiscal 2016 decreased 6.8 percent compared to 2015. Organic sales decreased 3.9 percent, and currency translation reduced sales by 3.0 percentage points. Pricing contributed less than one percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2016 and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Year Ended September 30, 2016	Year Ended September 30, 2015	Year Ended September 30, 2015
United States	$3,213.4	(6.8)%	(6.9)%
Canada	316.4	(13.7)%	(6.8)%
Europe, Middle East and Africa	1,147.2	(2.3)%	1.8%
Asia Pacific	764.4	(8.4)%	(4.8)%
Latin America	438.1	(9.9)%	7.2%
Total sales	$5,879.5	(6.8)%	(3.9)%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States declined year over year, mainly due to weakness in heavy industries, particularly oil and gas.

•	Sales in Canada decreased due to the unfavorable impact of currency translation as well as declines in heavy industries, particularly oil and gas.

•	EMEA sales decreased due to the unfavorable impact of currency translation. Organic sales increased in both mature Europe and emerging countries.

•	Asia Pacific sales declined due to the unfavorable impact of currency translation as well as a decrease in organic sales in China.

•	Latin America sales decreased due to the unfavorable impact of currency translation. Organic sales growth in the region was led by Mexico.
General Corporate - Net
General corporate - net expenses were $79.7 million in fiscal 2016 compared to $85.6 million in fiscal 2015.
Income before Income Taxes
Income before income taxes decreased 16 percent from $1,127.5 million in 2015 to $943.1 million in 2016, primarily due to a decrease in segment operating earnings. Total segment operating earnings decreased 13 percent year over year from $1,360.5 million in 2015 to $1,188.7 million in 2016, primarily due to lower organic sales and unfavorable currency effects.

Income Taxes
The effective tax rate in 2016 was 22.6 percent compared to 26.6 percent in 2015. The Adjusted Effective Tax Rate in 2016 was 23.6 percent compared to 27.0 percent in 2015. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to an incremental benefit from the retroactive and permanent extension of the U.S. federal research and development tax credit (U.S. research tax credit) in the first quarter of 2016, a more favorable geographic mix of our pre-tax income and discrete tax items.
See Note 13 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2016 and 2015 affecting each year's respective tax rates.
Architecture & Software

(in millions, except percentages)	2016	2015	Change
Sales	$2,635.2	$2,749.5	$(114.3)
Segment operating earnings	695.0	808.6	(113.6)
Segment operating margin	26.4%	29.4%	(3.0)	pts
Sales
Architecture & Software sales decreased 4.2 percent in 2016 compared to 2015. Organic sales decreased 1.5 percent, the effects of currency translation reduced sales by 3.0 percentage points, and acquisitions contributed 0.3 percentage points to sales growth. Pricing contributed approximately one percentage point to growth during the year. All regions experienced a decline in sales during the year except EMEA. Excluding the impact of currency translation, growth in Latin America and EMEA was more than offset by decreases in the remaining regions. Logix sales decreased 7 percent in 2016 compared to 2015. Logix organic sales decreased 4 percent year over year, and currency translation reduced sales by 3 percentage points.
Operating Margin
Architecture & Software segment operating earnings decreased 14 percent. Operating margin was 26.4 percent in 2016 compared to 29.4 percent in 2015, primarily due to unfavorable mix and currency effects as well as lower organic sales.
Control Products & Solutions

(in millions, except percentages)	2016	2015	Change
Sales	$3,244.3	$3,558.4	$(314.1)
Segment operating earnings	493.7	551.9	(58.2)
Segment operating margin	15.2%	15.5%	(0.3)	pts
Sales
Control Products & Solutions sales decreased 8.8 percent in 2016 compared to 2015. Organic sales decreased 5.8 percent, and currency translation reduced sales by 3.0 percentage points. Pricing contributed less than one percentage point to growth during the year. All regions experienced a year-over-year decrease in sales. Excluding the impact of currency translation, growth in Latin America was more than offset by declines in the remaining regions.
Sales in our solutions and services businesses decreased 11 percent year over year. Organic sales in our solutions and services businesses decreased 8 percent during 2016, and currency translation reduced sales by 3 percentage points.
Product sales decreased 5 percent year over year. Product organic sales decreased 2 percent year over year in 2016, and currency translation reduced sales by 3 percentage points.
Operating Margin
Control Products & Solutions segment operating earnings decreased 11 percent year over year. Segment operating margin was 15.2 percent in 2016 compared to 15.5 percent a year ago, primarily due to lower organic sales, partially offset by productivity.

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
Income Taxes
The effective tax rate for 2015 was 26.6 percent compared to 27.1 percent in 2014. The Adjusted Effective Tax Rate in 2015 was 27.0 percent compared to 27.5 percent in 2014. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to the tax effect of foreign dividends and the retroactive extension of the U.S. research tax credit for calendar year 2014 during the first quarter of fiscal 2015, partially offset by a difference in the mix of pre-tax income across regions.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2016	2015	2014
Cash provided by (used for):
Operating activities	$947.3	$1,187.7	$1,033.3
Investing activities	(440.0)	(246.9)	(483.4)
Financing activities	(397.7)	(608.1)	(521.8)
Effect of exchange rate changes on cash	(10.5)	(96.7)	(37.7)
Cash provided by (used for) continuing operations	$99.1	$236.0	$(9.6)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Year Ended September 30,
	2016	2015	2014
Cash provided by continuing operating activities	$947.3	$1,187.7	$1,033.3
Capital expenditures	(116.9)	(122.9)	(141.0)
Excess income tax benefit from share-based compensation	3.3	12.4	29.9
Free cash flow	$833.7	$1,077.2	$922.2
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. Accounting principles generally accepted in the United States (U.S. GAAP) require the excess income tax benefit from share-based compensation to be reported as a financing cash flow rather than as an operating cash flow. We have added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $947.3 million for the year ended September 30, 2016 compared to $1,187.7 million for the year ended September 30, 2015. Free cash flow was $833.7 million for the year ended September 30, 2016 compared to $1,077.2 million for the year ended September 30, 2015. The year-over-year decrease in cash flow provided by operating activities and free cash flow was primarily due to lower pre-tax income and less favorable working capital performance in 2016 compared to 2015.
We repurchased approximately 4.6 million shares of our common stock under our share repurchase program in 2016 at a total cost of $500.2 million. In 2015, we repurchased approximately 5.4 million shares of our common stock under our share repurchase program at a total cost of $606.2 million. At September 30, 2016 and 2015 there were $5.3 million and $12.5 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal year. Our decision to repurchase shares in 2017 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On April 6, 2016, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At September 30, 2016 we had approximately $945.0 million remaining for share repurchases under our existing board authorization. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2017 to be about $150 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are indefinitely reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of September 30, 2016, approximately 95 percent of our funds were held by these non-U.S. subsidiaries. The percentage of these funds held by non-U.S. subsidiaries can vary from quarter to quarter with an average of approximately 90 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days. There were no commercial paper borrowings outstanding at September 30, 2015. Our debt-to-total-capital ratio was 49.7 percent at September 30, 2016 and 39.9 percent at September 30, 2015.
At September 30, 2016 and 2015, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2016 or 2015. Separate short-term unsecured credit facilities of approximately $121.2 million at September 30, 2016 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2016 and September 30, 2015 were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2016 and September 30, 2015. Additional information related to our credit facilities is included in Note 5 in the Financial Statements.
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
The following is a summary of our credit ratings as of September 30, 2016:

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
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the settlement agreement, which is subject to court approval, we and Dow Chemical will pay $375.0 million in the aggregate to resolve the claims. We expect to be fully reimbursed by the DoE for our obligation of $243.75 million under the settlement, either before or after we pay the amounts due. We expect to pay up to $242.5 million within the next 12 months. We will promptly pursue reimbursement from the DoE; however, it is uncertain whether the government indemnification and reimbursement process will be completed by the time payment is due. Given our cash and credit resources, we do not believe that the matter will have a material adverse effect on our financial condition. Refer to Note 17 in the Financial Statements for further discussion of the Rocky Flats settlement.
Cash dividends to shareowners were $378.2 million in 2016 ($2.90 per common share), $350.1 million in 2015 ($2.60 per common share) and $320.5 million in 2014 ($2.32 per common share). Our quarterly dividend rate as of September 30, 2016 is $0.725 per common share ($2.90 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2016 is as follows (in millions):

	Payments by Period
	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt and interest (a)	$3,041.0	$71.7	$314.6	$57.6	$354.0	$51.4	$2,191.7
Minimum operating lease payments	335.9	76.2	65.2	52.8	45.5	33.7	62.5
Postretirement benefits (b)	86.9	10.6	11.2	10.9	7.0	5.7	41.5
Pension funding contribution (c)	49.2	49.2	—	—	—	—	—
Purchase obligations (d)	104.1	65.0	17.1	9.6	9.8	2.6	—
Other long-term liabilities (e)	89.0	14.8	—	—	—	—	—
Unrecognized tax benefits (f)	37.6	—	—	—	—	—	—
Rocky Flats settlement (g)	242.5	242.5	—	—	—	—	—
Total	$3,986.2	$530.0	$408.1	$130.9	$416.3	$93.4	$2,295.7

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest but exclude the amounts to be paid or received under interest rate swap contracts, including the $19.5 million fair value adjustment recorded for the interest rate swap contracts at September 30, 2016 and the unamortized discount of $45.1 million at September 30, 2016. See Note 5 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2017 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2017 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes contractual commitments for capital expenditures, certain materials purchases and long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental remediation costs, conditional asset retirement obligations and indemnification liabilities, net of related receivables. Amounts subsequent to 2017 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

(f)
Amount for unrecognized tax benefits includes accrued interest and penalties. We are unable to make a reasonably reliable estimate of when the liabilities for unrecognized tax benefits will be settled or paid.

(g)	Refer to Note 17 in the Financial Statements for discussion of the Rocky Flats settlement.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

						Year Ended September 30, 2015
	Year Ended September 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,213.4	$2.1	$3,215.5	$(6.9)	$3,208.6	$3,446.8
Canada	316.4	25.1	341.5	—	341.5	366.6
Europe, Middle East and Africa	1,147.2	49.1	1,196.3	(1.1)	1,195.2	1,174.0
Asia Pacific	764.4	31.7	796.1	(1.6)	794.5	834.5
Latin America	438.1	83.0	521.1	—	521.1	486.0
Total Company Sales	$5,879.5	$191.0	$6,070.5	$(9.6)	$6,060.9	$6,307.9

						Year Ended September 30, 2014
	Year Ended September 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,446.8	$4.2	$3,451.0	$(6.1)	$3,444.9	$3,414.6
Canada	366.6	47.3	413.9	—	413.9	437.0
Europe, Middle East and Africa	1,174.0	208.6	1,382.6	(2.7)	1,379.9	1,351.8
Asia Pacific	834.5	39.5	874.0	—	874.0	884.0
Latin America	486.0	97.6	583.6	—	583.6	536.1
Total Company Sales	$6,307.9	$397.2	$6,705.1	$(8.8)	$6,696.3	$6,623.5

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended September 30, 2015
	Year Ended September 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,635.2	$83.7	$2,718.9	$(9.3)	$2,709.6	$2,749.5
Control Products & Solutions	3,244.3	107.3	3,351.6	(0.3)	3,351.3	3,558.4
Total Company Sales	$5,879.5	$191.0	$6,070.5	$(9.6)	$6,060.9	$6,307.9

						Year Ended September 30, 2014
	Year Ended September 30, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,749.5	$185.6	$2,935.1	$(2.2)	$2,932.9	$2,845.3
Control Products & Solutions	3,558.4	211.6	3,770.0	(6.6)	3,763.4	3,778.2
Total Company Sales	$6,307.9	$397.2	$6,705.1	$(8.8)	$6,696.3	$6,623.5

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
Our global pension expense in 2016 was $161.3 million compared to $145.7 million in 2015. Approximately 77 percent of our 2016 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2016 U.S. pension expense included the following: discount rate of 4.55 percent (compared to 4.50 percent for 2015); expected rate of return on plan assets of 7.50 percent (compared to 7.50 percent for 2015); and an assumed long-term compensation increase rate of 3.75 percent (compared to 3.75 percent for 2015).
In 2016, 2015 and 2014, we were not required to make contributions to satisfy minimum statutory funding requirements in our U.S. pension plans.
The table below presents our estimate of net periodic benefit cost in 2017 compared to net periodic benefit cost in 2016 (in millions):

	2017	2016	Change
Service cost	$98.4	$88.0	$10.4
Prior service credit amortization	(3.8)	(2.9)	(0.9)
Operating pension cost	94.6	85.1	9.5

Interest cost	151.7	169.5	(17.8)
Expected return on plan assets	(225.7)	(218.3)	(7.4)
Amortization of net actuarial loss	153.4	124.5	28.9
Special termination benefit	—	0.5	(0.5)
Non-operating pension cost	79.4	76.2	3.2
Net periodic benefit cost	$174.0	$161.3	$12.7
For 2017 our U.S. discount rate will decrease to 3.75 percent from 4.55 percent in 2016. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. For 2017 our U.S. long-term compensation increase rate will decrease to 3.50 percent from 3.75 percent in 2016. We established this rate by analyzing all elements of compensation that are pension-eligible earnings.
For 2017 our expected rate of return on U.S. plan assets will remain 7.50 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The financial markets produced positive returns in 2016. The plan’s debt securities return was positive and above the expected return range in 2016, as lower market interest rates resulted in a strong performance from bonds. The plan’s equity securities return was above the expected return range in 2016, as U.S. and international equity returns were positive for the year. The actual return for our portfolio of U.S. plan assets was approximately 7.60 percent annualized for the 15 years ended September 30, 2016, and was approximately 8.30 percent annualized for the 20 years ended September 30, 2016.

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
The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$140.3	$13.5
Return on plan assets	—	6.1
Compensation increase rate	(27.3)	(5.3)
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 11 in the Financial Statements.
Revenue Recognition
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and products have been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. We recognize substantially all of the remainder of our sales as construction-type contracts using either the percentage-of-completion or completed contract methods of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonably and reliably estimable; we use the completed contract method for all others. More information regarding our revenue recognition policies is contained in Note 1 in the Financial Statements.
Returns, Rebates and Incentives
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products, solutions and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
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
Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products, solutions and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of setoff exists, as a reduction of accounts receivable. The accrual for customer returns, rebates and incentives was $184.4 million at September 30, 2016 and $181.4 million at September 30, 2015, of which $7.9 million at September 30, 2016 and $9.2 million at September 30, 2015 was included as an offset to accounts receivable.

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
Our accrual for environmental matters, including environmental indemnification liabilities, was $68.7 million, net of $22.2 million of related receivables, and $61.1 million, net of $32.9 million of related receivables, at September 30, 2016 and 2015, respectively. Our recorded liability for environmental matters relates almost entirely to businesses formerly owned by us (legacy businesses) for which we retained the responsibility to remediate. The nature of our current business is such that the likelihood of new environmental exposures that could result in a significant charge to earnings is low. As a result of remediation efforts at legacy sites and limited new environmental matters, we expect that gradually, over a long period of time, our environmental obligations will decline. However, changes in required remediation procedures or timing of those procedures at existing legacy sites, or discovery of contamination at additional sites, could result in increases to our environmental obligations.
One of our principal self-insurance programs covers product liability where we self-insure up to a specified dollar amount. Claims exceeding this amount up to specified limits are covered by insurance policies issued by commercial insurers. We estimate the reserve for product liability claims using our claims experience for the periods being valued. Adjustments to the product liability reserves may be required to reflect emerging claims experience and other factors such as inflationary trends or the outcome of claims. The reserve for product liability claims, including asbestos costs, was $20.1 million, net of $11.1 million of related receivables, and $17.8 million, net of $10.4 million of related receivables, as of September 30, 2016 and 2015, respectively.
Various lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business. As described in Note 14 in the Financial Statements within the section entitled Other Matters, we have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago. See Note 14 in the Financial Statements for further discussion.
We accrue for costs related to the legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. A significant change in the costs or timing could have a significant effect on our estimates. We recorded these liabilities in the Consolidated Balance Sheet, which totaled $0.7 million and $0.4 million in other current liabilities at September 30, 2016 and 2015, respectively, and $19.9 million and $19.8 million in other liabilities at September 30, 2016 and 2015, respectively.
More information regarding litigation, claims and contingencies is contained in Note 14 in the Financial Statements.

Income Taxes
Significant judgment is required in the determination of our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits.
Deferred income taxes have been recorded for the temporary differences between the tax basis of assets and liabilities and their reported amounts in the Financial Statements. In evaluating our ability to recover our deferred tax assets, we consider by jurisdiction all available positive and negative evidence, including our recent historical operating results, expected future taxable income, scheduled reversals of deferred tax liabilities, and tax-planning strategies. Our assumptions about taxable income are consistent with the plans and estimates of the underlying businesses. We record a valuation allowance if we determine that it is more likely than not that the deferred tax assets will not be realized.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. Our income tax positions are based on research and interpretations of the income tax laws and rulings in each of the jurisdictions in which we do business. Due to the subjectivity of interpretations of laws and rulings in each jurisdiction, as well as inherent uncertainty in estimating the final resolution of complex tax audit matters, our estimates of income tax liabilities may differ from actual payments of taxes. We record unrecognized tax liabilities when it is more likely than not that the position will be sustained upon examination, including the resolution of any appeals or litigation processes. We adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.
We have not provided U.S. deferred taxes for $3,274.0 million of undistributed earnings of certain non-U.S. subsidiaries, since these earnings have been determined to be indefinitely reinvested outside the U.S. and thus are not subject to U.S. income taxes and foreign withholding taxes. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $10.2 million and a liability of $17.4 million at September 30, 2016. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2016 and 2015, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar further strengthens relative to 2016 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $20.9 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2016 or 2015. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days. There were no commercial paper borrowings outstanding at September 30, 2015. We have issued, and anticipate continuing to issue, additional short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term debt obligations with a carrying value of $1,516.3 million at September 30, 2016 and $1,500.9 million at September 30, 2015. The fair value of this debt was $1,780.5 million at September 30, 2016 and $1,682.6 million at September 30, 2015. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point increase in market interest rates would not be significant to the overall fair value of our long-term debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
In February 2015, we entered into interest rate swap contracts, which we designated as fair value hedges. These interest rate swaps effectively converted the $600.0 million aggregate principal amount of our 2.050 percent notes payable in March 2020 (2020 Notes) and 2.875 percent notes payable in March 2025 (2025 Notes) to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 1.281 percent for the 2020 Notes and 1.691 percent for the 2025 Notes at September 30, 2016. The fair value of our interest rate swap contracts at September 30, 2016 was a net unrealized gain of $19.5 million. A hypothetical 50 basis point increase in average market interest rates related to our interest rate swaps would not be significant to our results of operations or financial condition.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,526.4	$1,427.3
Short-term investments	902.8	721.9
Receivables	1,079.0	1,041.0
Inventories	526.6	535.6
Other current assets	150.2	171.0
Total current assets	4,185.0	3,896.8
Property, net	578.3	605.6
Goodwill	1,073.9	1,028.8
Other intangible assets, net	255.3	229.5
Deferred income taxes	633.9	494.8
Other assets	374.8	149.2
Total	$7,101.2	$6,404.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$448.6	$—
Accounts payable	543.1	521.7
Compensation and benefits	145.6	225.0
Advance payments from customers and deferred revenue	214.5	200.8
Customer returns, rebates and incentives	176.5	172.2
Other current liabilities	447.6	208.0
Total current liabilities	1,975.9	1,327.7
Long-term debt	1,516.3	1,500.9
Retirement benefits	1,430.2	1,116.6
Other liabilities	188.7	202.7
Commitments and contingent liabilities (Note 14)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,588.2	1,552.1
Retained earnings	5,668.4	5,316.9
Accumulated other comprehensive loss	(1,538.8)	(1,334.6)
Common stock in treasury, at cost (shares held: 2016, 52.9; 2015, 49.0)	(3,909.1)	(3,459.0)
Total shareowners’ equity	1,990.1	2,256.8
Total	$7,101.2	$6,404.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2016	2015	2014
Sales
Products and solutions	$5,239.3	$5,652.2	$5,933.1
Services	640.2	655.7	690.4
	5,879.5	6,307.9	6,623.5
Cost of sales
Products and solutions	(2,982.1)	(3,157.2)	(3,391.3)
Services	(421.9)	(447.6)	(478.3)
	(3,404.0)	(3,604.8)	(3,869.6)
Gross profit	2,475.5	2,703.1	2,753.9
Selling, general and administrative expenses	(1,467.4)	(1,506.4)	(1,570.1)
Other income (expense) (Note 12)	6.3	(5.5)	9.7
Interest expense	(71.3)	(63.7)	(59.3)
Income before income taxes	943.1	1,127.5	1,134.2
Income tax provision (Note 13)	(213.4)	(299.9)	(307.4)
Net income	$729.7	$827.6	$826.8
Earnings per share:
Basic	$5.60	$6.15	$5.98
Diluted	$5.56	$6.09	$5.91
Weighted average outstanding shares:
Basic	130.2	134.5	138.0
Diluted	131.1	135.7	139.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2016	2015	2014
Net income	$729.7	$827.6	$826.8
Other comprehensive loss:
Pension and other postretirement benefit plan adjustments (net of tax benefit of $73.7, $106.6 and $27.6)	(142.7)	(187.7)	(85.6)
Currency translation adjustments	(42.5)	(199.9)	(61.3)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($6.7), $4.5 and $1.9)	(19.0)	1.0	16.6
Other comprehensive loss	(204.2)	(386.6)	(130.3)
Comprehensive income	$525.5	$441.0	$696.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2016	2015	2014
Operating activities:
Net income	$729.7	$827.6	$826.8
Adjustments to arrive at cash provided by operating activities:
Depreciation	143.3	133.1	122.5
Amortization of intangible assets	28.9	29.4	30.0
Share-based compensation expense	40.5	41.5	42.5
Retirement benefit expense	157.1	141.3	132.9
Pension contributions	(44.3)	(41.0)	(42.1)
Deferred income taxes	(70.5)	(29.3)	(7.2)
Net loss (gain) on disposition of property	1.7	(0.1)	0.6
Income tax benefit from the exercise of stock options	—	—	0.1
Excess income tax benefit from share-based compensation	(3.3)	(12.4)	(29.9)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(18.9)	73.4	(53.7)
Inventories	4.6	(2.5)	12.9
Accounts payable	32.3	17.3	(20.7)
Advance payments from customers and deferred revenue	11.7	20.7	(8.4)
Compensation and benefits	(81.1)	(33.9)	43.3
Income taxes	(8.9)	27.3	1.8
Other assets and liabilities	24.5	(4.7)	(18.1)
Cash provided by operating activities	947.3	1,187.7	1,033.3
Investing activities:
Capital expenditures	(116.9)	(122.9)	(141.0)
Acquisition of businesses, net of cash acquired	(139.1)	(21.2)	(81.5)
Purchases of short-term investments	(1,070.7)	(867.6)	(705.7)
Proceeds from maturities of short-term investments	886.3	762.7	447.8
Proceeds from sale of property	0.4	2.1	0.4
Other investing activities	—	—	(3.4)
Cash used for investing activities	(440.0)	(246.9)	(483.4)
Financing activities:
Net issuance (repayment) of short-term debt	448.6	(325.0)	146.0
Issuance of long-term debt, net of discount and issuance costs	—	594.3	—
Cash dividends	(378.2)	(350.1)	(320.5)
Purchases of treasury stock	(507.6)	(598.4)	(485.7)
Proceeds from the exercise of stock options	36.2	60.3	108.5
Excess income tax benefit from share-based compensation	3.3	12.4	29.9
Other financing activities	—	(1.6)	—
Cash used for financing activities	(397.7)	(608.1)	(521.8)
Effect of exchange rate changes on cash	(10.5)	(96.7)	(37.7)
Increase (decrease) in cash and cash equivalents	99.1	236.0	(9.6)
Cash and cash equivalents at beginning of year	1,427.3	1,191.3	1,200.9
Cash and cash equivalents at end of year	$1,526.4	$1,427.3	$1,191.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2016	2015	2014

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,552.1	1,512.3	1,456.0
Income tax benefit from share-based compensation	3.3	12.4	29.8
Share-based compensation expense	39.5	40.7	41.6
Shares delivered under incentive plans	(6.7)	(13.3)	(15.1)
Ending balance	1,588.2	1,552.1	1,512.3
Retained earnings
Beginning balance	5,316.9	4,839.6	4,333.4
Net income	729.7	827.6	826.8
Cash dividends (2016, $2.90 per share; 2015, $2.60 per share; 2014, $2.32 per share)	(378.2)	(350.1)	(320.5)
Shares delivered under incentive plans	—	(0.2)	(0.1)
Ending balance	5,668.4	5,316.9	4,839.6
Accumulated other comprehensive loss
Beginning balance	(1,334.6)	(948.0)	(817.7)
Other comprehensive loss	(204.2)	(386.6)	(130.3)
Ending balance	(1,538.8)	(1,334.6)	(948.0)
Treasury stock
Beginning balance	(3,459.0)	(2,927.2)	(2,567.6)
Purchases	(500.4)	(606.4)	(483.8)
Shares delivered under incentive plans	50.3	74.6	124.2
Ending balance	(3,909.1)	(3,459.0)	(2,927.2)
Total shareowners’ equity	$1,990.1	$2,256.8	$2,658.1
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), a leader in industrial automation and information, makes its customers more productive and the world more sustainable.
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
Revenue Recognition
We recognize revenue when it is realized or realizable and earned. Product and solution sales consist of industrial automation and information solutions; hardware and software products; and custom-engineered systems. Service sales include multi-vendor customer technical support and repair, asset management and optimization consulting and training. All service sales recorded in the Consolidated Statement of Operations are associated with our Control Products & Solutions segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

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
Returns, Rebates and Incentives
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products, solutions and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional products, solutions and services to be provided. Accruals are reported as a current liability in our balance sheet or, where a right of setoff exists, as a reduction of accounts receivable.
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
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $24.5 million at September 30, 2016 and $22.0 million at September 30, 2015. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.9 million at September 30, 2016 and $9.2 million at September 30, 2015.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal-use software, is stated at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 8 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $29.9 million, $27.3 million and $24.6 million were accrued within accounts payable and other current liabilities at September 30, 2016, 2015 and 2014, respectively.
Intangible Assets
Goodwill and other intangible assets generally result from business acquisitions. We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values; the excess of the purchase price over the allocated amount is recorded as goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $319.3 million in 2016, $307.3 million in 2015 and $290.1 million in 2014. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of (a) the amount the employee must pay upon exercise of the award, (b) the amount of unearned share-based compensation costs attributed to future services and (c) the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the award. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2016 (2.2 million shares), 2015 (1.4 million shares) and 2014 (0.8 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2016	2015	2014
Net income	$729.7	$827.6	$826.8
Less: Allocation to participating securities	(0.7)	(0.7)	(1.1)
Net income available to common shareowners	$729.0	$826.9	$825.7
Basic weighted average outstanding shares	130.2	134.5	138.0
Effect of dilutive securities
Stock options	0.9	1.1	1.5
Performance shares	—	0.1	0.2
Diluted weighted average outstanding shares	131.1	135.7	139.7
Earnings per share:
Basic	$5.60	$6.15	$5.98
Diluted	$5.56	$6.09	$5.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended September 30, 2016 and 2015 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2014	$395.6	$655.0	$1,050.6
Acquisition of business	—	14.9	14.9
Translation	(7.6)	(29.1)	(36.7)
Balance as of September 30, 2015	388.0	640.8	1,028.8
Acquisition of businesses	35.0	37.7	72.7
Translation	(8.5)	(19.1)	(27.6)
Balance as of September 30, 2016	$414.5	$659.4	$1,073.9

During the year ended September 30, 2016, we recognized goodwill of $72.7 million and other intangible assets of $57.5 million resulting from three acquisitions. In March 2016, we acquired MagneMotion Inc., a manufacturer of intelligent conveying systems. In September 2016, we acquired Automation Control Products (ACP), a provider of centralized thin client, remote desktop and server management software, and Maverick Technologies (Maverick), a systems integrator. We assigned the full amount of goodwill related to MagneMotion Inc. and ACP to our Architecture & Software segment and the full amount of goodwill related to Maverick to our Control Products & Solutions segment. As of September 30, 2016, the purchase accounting and figures associated with ACP and Maverick are preliminary and will be finalized within the permitted measurement period.

During the year ended September 30, 2015, we recognized goodwill of $14.9 million and other intangible assets of $5.4 million resulting from the acquisition of the assets of ESC Services, Inc., a global provider of lockout-tagout services and solutions. We assigned the full amount of goodwill related to ESC Services, Inc. to our Control Products & Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of (in millions):

	September 30, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$103.4	$79.0
Customer relationships	112.6	51.9	60.7
Technology	103.9	48.5	55.4
Trademarks	31.4	17.0	14.4
Other	11.0	8.9	2.1
Total amortized intangible assets	441.3	229.7	211.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$485.0	$229.7	$255.3

	September 30, 2015
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$91.9	$90.5
Customer relationships	87.2	50.1	37.1
Technology	83.4	44.1	39.3
Trademarks	32.3	16.3	16.0
Other	11.5	8.6	2.9
Total amortized intangible assets	396.8	211.0	185.8
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$440.5	$211.0	$229.5
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $11.5 million in 2016, $9.4 million in 2015 and $9.4 million in 2014.
Estimated amortization expense is $30.1 million in 2017, $25.1 million in 2018, $22.0 million in 2019, $19.0 million in 2020 and $18.4 million in 2021.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2016 and concluded that these assets are not impaired.
3. Inventories
Inventories consist of (in millions):

	September 30,
	2016	2015
Finished goods	$215.8	$225.7
Work in process	158.0	157.5
Raw materials	152.8	152.4
Inventories	$526.6	$535.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, net
Property consists of (in millions):

	September 30,
	2016	2015
Land	$4.5	$4.5
Buildings and improvements	333.7	319.0
Machinery and equipment	1,085.1	1,042.3
Internal-use software	451.1	441.3
Construction in progress	108.4	97.6
Total	1,982.8	1,904.7
Less accumulated depreciation	(1,404.5)	(1,299.1)
Property, net	$578.3	$605.6
5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2016	2015
5.65% notes, payable in December 2017	$250.0	$250.0
2.050% notes, payable in March 2020	305.1	304.2
2.875% notes, payable in March 2025	314.4	301.2
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(53.2)	(54.5)
Long-term debt	$1,516.3	$1,500.9
In February 2015, upon issuance of our notes payable in March 2020 (2020 Notes) and March 2025 (2025 Notes), we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 1.281 percent for the 2020 Notes and 1.691 percent for the 2025 Notes at September 30, 2016. The aggregate fair value of the interest rate swap contracts at September 30, 2016 was a net unrealized gain of $19.5 million. We have designated these swaps as fair value hedges. The individual contracts are recorded in other assets on the Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 8.
At September 30, 2016 and 2015, our total borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against either credit facility during the years ended September 30, 2016 or 2015. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we would be in default if our debt-to-total-capital ratio was to exceed 60 percent. Separate short-term unsecured credit facilities of approximately $121.2 million at September 30, 2016 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2016 and 2015 were not significant. There are no significant commitment fees or compensating balance requirements under any of our credit facilities.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016. The weighted average interest rate of the commercial paper outstanding was 0.57 percent at September 30, 2016. There were no commercial paper borrowings outstanding at September 30, 2015.
Interest payments were $69.2 million during 2016, $60.8 million during 2015 and $58.1 million during 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2016	2015
Unrealized losses on foreign exchange contracts (Note 8)	$15.6	$16.4
Product warranty obligations (Note 7)	28.0	27.9
Taxes other than income taxes	43.1	34.9
Accrued interest	16.9	16.9
Income taxes payable	28.6	50.9
Rocky Flats settlement (Note 17)	242.5	—
Other	72.9	61.0
Other current liabilities	$447.6	$208.0
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
Changes in product warranty obligations were (in millions):

	September 30,
	2016	2015
Beginning balance	$27.9	$34.1
Warranties recorded at time of sale	25.0	26.7
Adjustments to pre-existing warranties	1.2	(4.5)
Settlements of warranty claims	(26.1)	(28.4)
Ending balance	$28.0	$27.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive (loss) income the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2016, we had a U.S. dollar-equivalent gross notional amount of $663.2 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive (loss) income related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2016	2015	2014
Forward exchange contracts	$(6.6)	$41.7	$16.9
The pre-tax amount of (losses) gains reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2016	2015	2014
Sales	$(5.5)	$(8.4)	$(2.3)
Cost of sales	25.5	44.6	0.7
Selling, general and administrative expenses	(0.9)	—	—
Total	$19.1	$36.2	$(1.6)

Approximately $5.4 million of pre-tax net unrealized losses on cash flow hedges as of September 30, 2016 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2016, we had a gross notional amount of $465.0 million of foreign currency forward exchange contracts designated as net investment hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments and Fair Value Measurement (Continued)

The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2016	2015	2014
Forward exchange contracts	$2.3	$(4.4)	$—
Foreign currency denominated debt	0.8	1.0	(0.3)
Total	$3.1	$(3.4)	$(0.3)
Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million in aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At September 30, 2016, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.
The pre-tax amount of net gains recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net losses on the hedged debt instruments during the periods presented, was (in millions):

	2016	2015	2014
Interest expense	$14.1	$5.4	$—
Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2016, we had a U.S. dollar-equivalent gross notional amount of $255.7 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2016	2015	2014
Cost of sales	$0.9	$—	$—
Other income (expense)	(11.1)	20.8	1.4
Total	$(10.2)	$20.8	$1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments and Fair Value Measurement (Continued)

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
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2016, 2015 or 2014. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,383.9 million at September 30, 2016. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Swiss franc, USD/Canadian dollar, Swiss franc/euro, Swiss franc/Canadian dollar, Singapore dollar/USD and Mexican peso/USD.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.
Assets (liabilities) measured at fair value on a recurring basis and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	September 30, 2015
Forward exchange contracts	Other current assets	$5.2	$32.6
Forward exchange contracts	Other assets	0.6	1.7
Forward exchange contracts	Other current liabilities	(11.7)	(13.3)
Forward exchange contracts	Other liabilities	(1.8)	(2.1)
Interest rate swap contracts	Other assets	19.5	5.4
Total		$11.8	$24.3

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	September 30, 2015
Forward exchange contracts	Other current assets	$4.4	$20.3
Forward exchange contracts	Other current liabilities	(3.9)	(3.1)
Total		$0.5	$17.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2016
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,526.4	$1,526.4	$1,480.6	$45.8	$—
Short-term investments	902.8	902.8	—	902.8	—
Short-term debt	448.6	448.6	—	448.6	—
Long-term debt	1,516.3	1,780.5	—	1,780.5	—

	September 30, 2015
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,427.3	$1,427.3	$1,412.1	$15.2	$—
Short-term investments	721.9	721.9	—	721.9	—
Short-term debt	—	—	—	—	—
Long-term debt	1,500.9	1,682.6	—	1,682.6	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareowners’ Equity
Common Stock
At September 30, 2016, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2016, 13.1 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2016	2015	2014
Beginning balance	132.4	136.7	138.8
Treasury stock purchases	(4.6)	(5.4)	(4.1)
Shares delivered under incentive plans	0.7	1.1	2.0
Ending balance	128.5	132.4	136.7
At September 30, 2016 and 2015 there were $5.3 million and $12.5 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal year.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended September 30, 2016, 2015 and 2014 were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 11)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2013	$(823.8)	$8.8	$(2.7)	$(817.7)
Other comprehensive (loss) income before reclassifications	(143.9)	(61.3)	14.2	(191.0)
Amounts reclassified from accumulated other comprehensive loss	58.3	—	2.4	60.7
Other comprehensive (loss) income	(85.6)	(61.3)	16.6	(130.3)
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$(948.0)
Other comprehensive (loss) income before reclassifications	(257.3)	(199.9)	36.7	(420.5)
Amounts reclassified from accumulated other comprehensive loss	69.6	—	(35.7)	33.9
Other comprehensive (loss) income	(187.7)	(199.9)	1.0	(386.6)
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$(1,334.6)
Other comprehensive loss before reclassifications	(216.5)	(42.5)	(3.6)	(262.6)
Amounts reclassified from accumulated other comprehensive loss	73.8	—	(15.4)	58.4
Other comprehensive loss	$(142.7)	$(42.5)	$(19.0)	$(204.2)
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$(1,538.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareowners’ Equity (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations for the years ended September 30, 2016, 2015 and 2014 were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2016	2015	2014
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(14.0)	$(17.2)	$(12.9)	(a)
Amortization of net actuarial loss	126.8	123.2	102.6	(a)
	112.8	106.0	89.7	Income before income taxes
	(39.0)	(36.4)	(31.4)	Income tax provision
	$73.8	$69.6	$58.3	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$5.5	$8.4	$2.3	Sales
Forward exchange contracts	(25.5)	(44.6)	(0.7)	Cost of sales
Forward exchange contracts	0.9	—	—	Selling, general and administrative expenses
	(19.1)	(36.2)	1.6	Income before income taxes
	3.7	0.5	0.8	Income tax provision
	$(15.4)	$(35.7)	$2.4	Net income

Total reclassifications	$58.4	$33.9	$60.7	Net income
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 11 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-Based Compensation
During 2016, 2015 and 2014 we recognized $40.5 million, $41.5 million and $42.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $12.9 million, $13.2 million and $12.9 million during 2016, 2015 and 2014, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2016, total unrecognized compensation cost related to share-based compensation awards was $34.5 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.6 years.
Our 2012 Long-Term Incentives Plan, as amended (2012 Plan), authorizes us to deliver up to 11.8 million shares of our common stock upon exercise of stock options or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2012 Plan, 2008 Long-Term Incentives Plan, as amended, or our 2000 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 6.4 million shares under our 2012 Plan and 0.3 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2016. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2016, 2015 and 2014 was $21.28, $26.70 and $34.03, respectively. The total intrinsic value of stock options exercised was $21.9 million, $46.1 million and $108.1 million during 2016, 2015 and 2014, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2016	2015	2014
Average risk-free interest rate	1.76%	1.61%	1.52%
Expected dividend yield	2.78%	2.25%	2.13%
Expected volatility	29%	31%	41%
Expected term (years)	5.1	5.1	5.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-Based Compensation (Continued)

A summary of stock option activity for the year ended September 30, 2016 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2015	4,574	$85.81
Granted	1,167	104.36
Exercised	(556)	74.17
Forfeited	(75)	107.69
Cancelled	(12)	105.49
Outstanding at September 30, 2016	5,098	90.96	6.7	$160.0
Vested or expected to vest at September 30, 2016	4,918	90.31	6.6	157.5
Exercisable at September 30, 2016	3,049	79.15	5.4	131.7
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
A summary of performance share activity for the year ended September 30, 2016 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2015	226	$103.33
Granted(1)	96	87.64
Adjustment for performance results achieved(2)	(5)	98.15
Vested and issued	(67)	98.15
Forfeited	(10)	100.01
Outstanding at September 30, 2016	240	98.73

(1)	Performance shares granted assuming achievement of performance goals at target.

(2)	Adjustments were due to the number of shares vested under the fiscal 2016 awards at the end of the three-year performance period ended September 30, 2015 being lower than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2016, 2015 and 2014:

	2016	2015	2014
Percent payout	93%	187%	180%
Shares vested (in thousands)	67	154	127
Total fair value of shares vested (in millions)	$7.1	$17.2	$14.2
For the three-year performance period ending September 30, 2016, the payout will be 10 percent of the target number of shares, with a maximum of 7,000 shares to be delivered in payment under the awards in December 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Share-Based Compensation (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2016, 2015 and 2014 was $87.64, $103.70 and $108.48, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2016	2015	2014
Average risk-free interest rate	1.21%	0.96%	0.60%
Expected dividend yield	2.75%	2.22%	2.11%
Expected volatility	22%	24%	33%
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2016, 2015 and 2014 was $105.38, $115.02 and $109.69, respectively. The total fair value of shares vested during the years ended September 30, 2016, 2015, and 2014 was $7.0 million, $8.0 million, and $6.4 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2016 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2015	163	$98.22
Granted	65	105.38
Vested	(67)	80.17
Forfeited	(5)	107.86
Outstanding at September 30, 2016	156	108.63
We also granted approximately 10,000 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2016. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2016, 2015, and 2014 was $98.79, $111.43 and $108.86, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans. We did not make voluntary contributions to our U.S. qualified pension plan in 2016, 2015 or 2014. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
The components of net periodic benefit cost (income) are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$88.0	$85.7	$78.5	$1.3	$1.5	$2.0
Interest cost	169.5	167.2	174.2	3.3	4.1	6.5
Expected return on plan assets	(218.3)	(223.2)	(217.9)	—	—	—
Amortization:
Prior service credit	(2.9)	(2.7)	(2.7)	(11.1)	(14.5)	(10.2)
Net actuarial loss	124.5	118.7	99.7	2.3	4.5	2.9
Special termination benefit	0.5	—	—	—	—	—
Settlements	—	—	(0.1)	—	—	—
Net periodic benefit cost (income)	$161.3	$145.7	$131.7	$(4.2)	$(4.4)	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

Benefit obligation, plan assets, funded status and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Benefit obligation at beginning of year	$4,282.2	$4,236.6	$93.3	$122.2
Service cost	88.0	85.7	1.3	1.5
Interest cost	169.5	167.2	3.3	4.1
Actuarial losses (gains)	515.4	230.2	(0.2)	(20.1)
Plan amendments	(10.0)	(3.5)	—	—
Plan participant contributions	4.3	4.9	4.0	5.4
Benefits paid	(232.0)	(329.1)	(14.9)	(17.7)
Special termination benefit	0.5	—	—	—
Currency translation and other	(32.0)	(109.8)	0.1	(2.1)
Benefit obligation at end of year	4,785.9	4,282.2	86.9	93.3
Plan assets at beginning of year	3,262.5	3,591.0	—	—
Actual return on plan assets	394.3	29.5	—	—
Company contributions	44.3	41.0	10.9	12.3
Plan participant contributions	4.3	4.9	4.0	5.4
Benefits paid	(232.0)	(329.1)	(14.9)	(17.7)
Currency translation and other	(25.5)	(74.8)	—	—
Plan assets at end of year	3,447.9	3,262.5	—	—
Funded status of plans	$(1,338.0)	$(1,019.7)	$(86.9)	$(93.3)

Net amount on balance sheet consists of:
Other assets	$0.1	$0.1	$—	$—
Compensation and benefits	(11.6)	(11.3)	(10.5)	(11.4)
Retirement benefits	(1,326.5)	(1,008.5)	(76.4)	(81.9)
Net amount on balance sheet	$(1,338.0)	$(1,019.7)	$(86.9)	$(93.3)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2016 and 2015 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Prior service cost (credit)	$4.9	$3.0	$(15.9)	$(22.9)
Net actuarial loss	1,235.1	1,099.9	15.7	17.1
Total	$1,240.0	$1,102.9	$(0.2)	$(5.8)
During 2016, we recognized prior service credits of $14.0 million ($8.9 million net of tax) and net actuarial losses of $126.8 million ($82.7 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2015. In 2017, we expect to recognize prior service credits of $9.8 million ($6.5 million net of tax), and net actuarial losses of $155.5 million ($102.1 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2016.

During 2015, we offered lump-sum distributions to certain deferred vested participants in the U.S. defined benefit plans. Related payments totaled $108.8 million. No settlement charge was required to be recorded.
The accumulated benefit obligation for our pension plans was $4,429.1 million and $3,979.3 million at September 30, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost included in the Consolidated Statement of Operations for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2016	2015	2014	2016	2015	2014
U.S. Plans
Discount rate	4.55%	4.50%	5.05%	3.85%	3.65%	4.60%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation increase rate	3.75%	3.75%	3.75%	—	—	—
Non-U.S. Plans
Discount rate	2.67%	3.01%	3.69%	3.60%	3.50%	4.20%
Expected return on plan assets	5.21%	5.31%	5.33%	—	—	—
Compensation increase rate	3.11%	3.16%	3.11%	—	—	—
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations included in the Consolidated Balance Sheet are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2016	2015	2016	2015
U.S. Plans
Discount rate	3.75%	4.55%	3.10%	3.85%
Compensation increase rate	3.50%	3.75%	—	—
Health care cost trend rate(1)	—	—	6.50%	7.00%
Non-U.S. Plans
Discount rate	1.77%	2.67%	2.80%	3.60%
Compensation increase rate	2.86%	3.11%	—	—
Health care cost trend rate(1)	—	—	4.95%	5.39%

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

In October 2014, the U.S. Society of Actuaries released a new mortality table (RP-2014) and new mortality improvement scale (MP-2014). We used these mortality tables to measure our U.S. pension obligation as of September 30, 2015. This change in mortality assumptions resulted in a $222.1 million increase to our projected benefit obligation. In October 2015, the U.S. Society of Actuaries released a new mortality improvement scale (MP-2015), which was used to measure our U.S. pension obligation as of September 30, 2016. This change in mortality assumptions resulted in a $28.0 million decrease to our projected benefit obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2016	2015
Equity securities	40%	–	65%	52%	50%	48%
Debt securities	30%	–	50%	39%	41%	43%
Other	0%	–	15%	9%	9%	9%
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
As of September 30, 2016 and 2015, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2016 and 2015.
Common stock — Valued at the closing price reported on the active market on which the individual securities are traded.
Mutual funds — Valued at the net asset value (NAV) reported by the fund.
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
Common collective trusts — Valued at the NAV as determined by the custodian of the fund. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. Refer to Note 8 for further information regarding levels in the fair value hierarchy. The following table presents our pension plans’ investments measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2.9	$—	$—	$2.9
Equity securities:
Common stock	705.9	—	—	705.9
Mutual funds	203.6	—	—	203.6
Common collective trusts	—	483.6	—	483.6
Fixed income securities:
Corporate debt	—	591.8	—	591.8
Government securities	252.6	99.5	—	352.1
Common collective trusts	—	161.4	—	161.4
Other types of investments:
Private equity	—	—	57.1	57.1
Alternative equity	—	—	56.9	56.9
Insurance contracts	—	—	0.9	0.9
Non-U.S. Plans
Cash and cash equivalents	1.9	—	—	1.9
Equity securities:
Common stock	48.6	—	—	48.6
Common collective trusts	—	279.3	—	279.3
Fixed income securities:
Corporate debt	—	34.1	—	34.1
Government securities	10.0	7.6	—	17.6
Common collective trusts	—	271.1	—	271.1
Other types of investments:
Real estate funds	—	85.4	9.2	94.6
Insurance contracts	—	—	79.7	79.7
Other	—	1.4	3.4	4.8
Total plan investments	$1,225.5	$2,015.2	$207.2	$3,447.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$5.1	$—	$—	$5.1
Equity securities:
Common stock	628.5	—	—	628.5
Mutual funds	174.6	—	—	174.6
Common collective trusts	—	467.5	—	467.5
Fixed income securities:
Corporate debt	—	643.8	—	643.8
Government securities	212.0	121.3	—	333.3
Common collective trusts	—	124.8	—	124.8
Other types of investments:
Private equity	—	—	70.2	70.2
Alternative equity	—	—	50.7	50.7
Insurance contracts	—	—	0.9	0.9
Non-U.S. Plans
Cash and cash equivalents	2.3	—	—	2.3
Equity securities:
Common stock	37.0	—	—	37.0
Common collective trusts	—	259.5	—	259.5
Fixed income securities:
Corporate debt	—	40.0	—	40.0
Government securities	2.8	6.6	—	9.4
Common collective trusts	—	258.6	—	258.6
Other types of investments:
Real estate funds	—	79.4	8.7	88.1
Insurance contracts	—	—	63.8	63.8
Other	—	1.3	3.1	4.4
Total plan investments	$1,062.3	$2,002.8	$197.4	$3,262.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2016:

	Balance October 1, 2015	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2016
U.S. Plans
Private equity	$70.2	$5.3	$(13.3)	$(5.1)	$57.1
Alternative equity	50.7	2.2	(5.6)	9.6	56.9
Insurance contracts	0.9	—	—	—	0.9
Non-U.S. Plans
Real estate	8.7	—	0.5	—	9.2
Insurance contracts	63.8	—	14.5	1.4	79.7
Other	3.1	—	—	0.3	3.4
	$197.4	$7.5	$(3.9)	$6.2	$207.2
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2015:

	Balance October 1, 2014	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2015
U.S. Plans
Private equity	$78.8	$7.2	$(11.0)	$(4.8)	$70.2
Alternative equity	49.9	4.0	1.7	(4.9)	50.7
Insurance contracts	0.9	—	—	—	0.9
Non-U.S. Plans
Real estate	8.6	—	0.1	—	8.7
Insurance contracts	57.8	—	11.3	(5.3)	63.8
Other	3.3	—	0.1	(0.3)	3.1
	$199.3	$11.2	$2.2	$(15.3)	$197.4
Estimated Future Payments
We expect to contribute $49.2 million related to our worldwide pension plans and $10.6 million to our postretirement benefit plans in 2017.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2017	$256.8	$10.6
2018	246.2	11.2
2019	259.5	10.9
2020	268.5	7.0
2021	279.2	5.7
2022 – 2026	1,478.6	24.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Retirement Benefits (Continued)

Other Postretirement Benefits
A one percentage point change in assumed health care cost trend rates would have the following effect (in millions):

	One Percentage Point Increase		One Percentage Point Decrease
	2016	2015	2016	2015
Increase (decrease) to total of service and interest cost components	$0.2	$0.2	$(0.2)	$(0.2)
Increase (decrease) to postretirement benefit obligation	2.9	3.0	(2.5)	(2.6)
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2016 and 2015 are as follows (in millions):

	2016	2015
Projected benefit obligation	$4,784.5	$4,281.0
Accumulated benefit obligation	4,428.0	3,978.3
Fair value of plan assets	3,446.5	3,261.2
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $38.6 million in 2016, $46.3 million in 2015 and $43.8 million in 2014.
12. Other Income (Expense)
The components of other income (expense) are (in millions):

	2016	2015	2014
Interest income	$12.7	$10.7	$9.5
Royalty income	2.9	2.9	2.5
Legacy product liability and environmental charges	(12.7)	(19.8)	(14.6)
Other	3.4	0.7	12.3
Other income (expense)	$6.3	$(5.5)	$9.7
Other income (expense) included an $8.0 million gain in 2014 from favorable resolutions of certain intellectual property and commercial legal matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes
Selected income tax data (in millions):

	2016	2015	2014
Components of income before income taxes:
United States	$512.1	$660.5	$607.3
Non-United States	431.0	467.0	526.9
Total	$943.1	$1,127.5	$1,134.2

Components of the income tax provision:
Current:
United States	$175.9	$238.6	$219.4
Non-United States	91.7	73.6	85.3
State and local	16.3	17.0	9.9
Total current	283.9	329.2	314.6
Deferred:
United States	(53.7)	(30.3)	(3.8)
Non-United States	(8.8)	2.6	(4.0)
State and local	(8.0)	(1.6)	0.6
Total deferred	(70.5)	(29.3)	(7.2)
Income tax provision	$213.4	$299.9	$307.4

Total income taxes paid	$299.8	$313.1	$323.8
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.6	0.9	0.8
Non-United States taxes	(8.6)	(7.9)	(9.5)
Tax effect of foreign dividends	0.1	(0.2)	0.5
Foreign currency transaction loss	(0.8)	—	—
Research and development tax credit	(2.0)	(0.6)	(0.1)
Change in valuation allowances	(0.6)	(0.5)	(0.1)
Domestic manufacturing deduction	(1.2)	(1.2)	(1.1)
Adjustments for prior period tax matters	0.4	0.5	1.0
Other	(0.3)	0.6	0.6
Effective income tax rate	22.6%	26.6%	27.1%
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, the primary benefit of which will expire in 2019. These programs may be extended with reduced incentives if certain additional requirements are met. The tax benefit attributable to these incentive programs was $33.9 million ($0.26 per diluted share) in 2016, $36.5 million ($0.27 per diluted share) in 2015 and $42.9 million ($0.31 per diluted share) in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) at September 30, 2016 and 2015 were (in millions):

	2016	2015
Deferred income tax assets:
Compensation and benefits	$16.2	$28.4
Inventory	18.0	15.3
Returns, rebates and incentives	55.1	50.8
Retirement benefits	493.6	371.2
Environmental remediation and other site-related costs	34.8	31.1
Share-based compensation	40.6	35.5
Other accruals and reserves	60.5	48.9
Net operating loss carryforwards	24.4	25.9
Tax credit carryforwards	13.7	8.5
Capital loss carryforwards	9.9	13.6
Other	11.4	15.9
Subtotal	778.2	645.1
Valuation allowance	(17.3)	(22.2)
Net deferred income tax assets	760.9	622.9
Deferred income tax liabilities:
Property	(63.5)	(74.9)
Intangible assets	(54.9)	(53.2)
Other	(8.6)	—
Deferred income tax liabilities	(127.0)	(128.1)
Total net deferred income tax assets	$633.9	$494.8
We have not provided U.S. deferred taxes for $3,274.0 million of undistributed earnings of certain non-U.S. subsidiaries, since these earnings have been determined to be indefinitely reinvested outside the U.S. and thus are not subject to U.S. income taxes and foreign withholding taxes. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2016 were (in millions):

Tax Attribute to be Carried Forward	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$7.7	$4.4	2017	-	2026
Non-United States net operating loss carryforward	6.1	1.6	Indefinite
Non-United States capital loss carryforward	9.9	9.9	Indefinite
United States net operating loss carryforward	2.8	—	2019	-	2033
United States tax credit carryforward	2.5	—	2018	-	2037
State and local net operating loss carryforward	7.8	0.2	2017	-	2033
State tax credit carryforward	11.2	0.6	2019	-	2031
Subtotal — tax carryforwards	48.0	16.7
Other deferred tax assets	0.6	0.6	Indefinite
Total	$48.6	$17.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2016	2015	2014
Gross unrecognized tax benefits balance at beginning of year	$43.9	$38.9	$40.8
Additions based on tax positions related to the current year	2.3	2.1	1.0
Additions based on tax positions related to prior years	14.9	11.6	2.2
Reductions based on tax positions related to prior years	—	(1.0)	—
Reductions related to settlements with taxing authorities	(27.1)	(4.3)	—
Reductions related to lapses of statute of limitations	(1.6)	(1.6)	(4.2)
Effect of foreign currency translation	—	(1.8)	(0.9)
Gross unrecognized tax benefits balance at end of year	$32.4	$43.9	$38.9
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $32.4 million, $43.9 million and $38.9 million at September 30, 2016, 2015 and 2014, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $5.2 million and $5.1 million at September 30, 2016 and 2015, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $(0.1) million, $2.4 million and $4.0 million in 2016, 2015 and 2014, respectively.
We do not expect the amount of gross unrecognized tax benefits to change significantly in the next 12 months.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2003.
14. Commitments and Contingent Liabilities
Obligations and expected recoveries related to environmental remediation costs, conditional asset retirement obligations and other recorded indemnification matters as of September 30, 2016 and 2015 are as follows:

	2016	2015
Environmental remediation costs	$73.9	$61.4
Conditional asset retirement obligations	20.6	20.2
Indemnification liabilities	17.0	32.6
Total recorded liabilities	111.5	114.2
Recorded probable expected recoveries	(22.5)	(33.2)
Net recorded liabilities	$89.0	$81.0
As of September 30, 2016, we have estimated the total reasonably possible costs we could incur from these environmental remediation and indemnification liabilities to be $133.6 million ($105.2 million, net of related receivables).
Environmental Matters
Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment have and will continue to have an effect on our manufacturing operations. Thus far, compliance with environmental requirements and resolution of environmental claims have been accomplished without material effect on our business, financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingent Liabilities (Continued)

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
Environmental remediation cost liabilities and related expected recoveries at September 30, 2016 are as follows (in millions):

2016
Other current liabilities	$14.6
Other liabilities	59.3
Total recorded environmental remediation costs(1)	73.9
Receivables	(1.8)
Other assets	(9.6)
Total recorded probable expected recoveries	(11.4)
Net environmental remediation costs	$62.5

(1)	Includes $51.6 million related to discounted ongoing operating and maintenance expenditures.
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition or results of operations. We cannot assess the possible effect of compliance with future requirements.
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
Conditional asset retirement obligations and related expected recoveries at September 30, 2016 and 2015 are as follows (in millions):

	2016	2015
Other current liabilities	$0.7	$0.4
Other liabilities	19.9	19.8
Total recorded conditional asset retirement obligations	20.6	20.2
Receivables	(0.1)	—
Other assets	(0.2)	(0.3)
Total recorded probable expected recoveries	(0.3)	(0.3)
Net conditional asset retirement obligations	$20.3	$19.9
There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2016 and 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingent Liabilities (Continued)

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
We also have rights to historic insurance policies that provide indemnity and defense costs, over and above self-insured retentions, for claims arising out of certain asbestos liabilities relating to the divested measurement and flow control business. We initiated litigation against several insurers to pursue coverage for these claims, subject to each carrier's policy limits, and the case is now pending in Los Angeles County Superior Court. In September 2016, we entered into settlement agreements with certain insurance company defendants. In exchange for a lump sum payment, Lamorak Insurance Company bought out its remaining liability and has been released from further insurance obligations relating to the measurement and flow control business. Certain Underwriters at Lloyd’s, London and certain London Market Insurance Companies entered into a cost share agreement to pay a portion of future defense and indemnity costs for measurement and flow control asbestos claims. We believe this arrangement will continue to provide partial coverage for these asbestos claims throughout the remaining life of asbestos liability.
The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our business, financial condition or results of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingent Liabilities (Continued)

Indemnification liabilities and related expected recoveries at September 30, 2016 and 2015 are as follows (in millions):

	2016	2015
Other current liabilities	$4.9	$3.2
Other liabilities	12.1	29.4
Total recorded indemnification liabilities	17.0	32.6
Receivables	(3.5)	(2.1)
Other assets	(7.3)	(22.6)
Total recorded probable expected recoveries	(10.8)	(24.7)
Net indemnification liabilities	$6.2	$7.9
Included in the above are certain environmental indemnification liabilities that are substantially indemnified by ExxonMobil Corporation for which we have recorded a liability of $11.0 million and $26.0 million, and a related receivable of $10.8 million and $24.7 million, as of September 30, 2016 and 2015, respectively.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of September 30, 2016, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
Lease Commitments
Rental expense was $115.5 million in 2016, $117.0 million in 2015 and $121.6 million in 2014. As of September 30, 2016, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are payable as follows (in millions):

2017	$76.2
2018	65.2
2019	52.8
2020	45.5
2021	33.7
Beyond 2021	62.5
Total	$335.9
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year were not significant as of September 30, 2016. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Business Segment Information
Rockwell Automation, a leader in industrial automation and information, makes its customers more productive and the world more sustainable. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon this information, we organize our products, solutions and services into two operating segments: Architecture & Software and Control Products & Solutions.
Architecture & Software
The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture which are capable of controlling the customer’s industrial processes and connecting with their business enterprise. Architecture & Software has a broad portfolio of products including:

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

•
Software products that include configuration and visualization software used to operate and supervise control platforms, advanced process control software, manufacturing execution systems (MES) and information solutions software that enables customers to improve operational productivity and meet regulatory requirements.

•	Other products, including sensors, machine safety components and linear motion control products.
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

•
Value-added solutions ranging from packaged solutions such as configured drives and motor control centers to automation and information solutions where we provide design, integration and start-up services for custom-engineered hardware and information software.

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including technical support and repair, asset management, training, predictive and preventative maintenance, and safety and network consulting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Business Segment Information (Continued)
The following tables reflect the sales and operating results of our reportable segments for the years ended September 30, 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Sales:
Architecture & Software	$2,635.2	$2,749.5	$2,845.3
Control Products & Solutions	3,244.3	3,558.4	3,778.2
Total	$5,879.5	$6,307.9	$6,623.5
Segment operating earnings:
Architecture & Software	$695.0	$808.6	$839.6
Control Products & Solutions	493.7	551.9	512.4
Total	1,188.7	1,360.5	1,352.0
Purchase accounting depreciation and amortization	(18.4)	(21.0)	(21.6)
General corporate-net	(79.7)	(85.6)	(81.0)
Non-operating pension costs	(76.2)	(62.7)	(55.9)
Interest expense	(71.3)	(63.7)	(59.3)
Income before income taxes	$943.1	$1,127.5	$1,134.2
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
The following tables summarize the identifiable assets at September 30, 2016, 2015 and 2014 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate (in millions):

	2016	2015	2014
Identifiable assets:
Architecture & Software	$2,054.3	$1,790.5	$1,874.5
Control Products & Solutions	2,034.6	2,078.1	2,273.7
Corporate	3,012.3	2,536.1	2,076.1
Total	$7,101.2	$6,404.7	$6,224.3
Depreciation and amortization:
Architecture & Software	$75.0	$69.7	$64.8
Control Products & Solutions	77.3	70.3	65.9
Corporate	1.5	1.5	0.2
Total	153.8	141.5	130.9
Purchase accounting depreciation and amortization	18.4	21.0	21.6
Total	$172.2	$162.5	$152.5
Capital expenditures for property:
Architecture & Software	$24.7	$29.4	$33.6
Control Products & Solutions	41.5	56.8	51.2
Corporate	50.7	36.7	56.2
Total	$116.9	$122.9	$141.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Business Segment Information (Continued)
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $264.8 million, $266.8 million and $294.1 million at September 30, 2016, 2015 and 2014, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $50.7 million, $36.7 million and $56.2 million in 2016, 2015 and 2014, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2016	2015	2014	2016	2015	2014
United States	$3,213.4	$3,446.8	$3,414.6	$445.4	$472.1	$497.5
Canada	316.4	366.6	437.0	7.3	7.3	7.6
Europe, Middle East and Africa	1,147.2	1,174.0	1,351.8	49.9	50.4	48.8
Asia Pacific	764.4	834.5	884.0	37.4	41.9	37.3
Latin America	438.1	486.0	536.1	38.3	33.9	41.7
Total	$5,879.5	$6,307.9	$6,623.5	$578.3	$605.6	$632.9
We attribute sales to the geographic regions based on the country of destination.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2016, 2015 and 2014, which are attributable to both segments, were approximately 10 percent of our total sales.
16. Quarterly Financial Information (Unaudited)

	2016 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2016
Sales	$1,426.6	$1,440.3	$1,474.0	1,538.6	$5,879.5
Gross profit	612.7	594.1	616.8	651.9	2,475.5
Income before income taxes	236.9	217.0	252.3	236.9	943.1
Net income	185.5	168.0	191.0	185.2	729.7
Earnings per share:
Basic	1.41	1.29	1.47	1.44	5.60
Diluted	1.40	1.28	1.46	1.43	5.56

	2015 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2015
Sales	$1,574.4	$1,550.8	$1,575.2	$1,607.5	$6,307.9
Gross profit	687.5	673.2	678.2	664.2	2,703.1
Income before income taxes	287.5	276.5	284.6	278.9	1,127.5
Net income	214.2	206.0	206.1	201.3	827.6
Earnings per share:
Basic	1.58	1.53	1.53	1.51	6.15
Diluted	1.56	1.51	1.52	1.50	6.09
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Rocky Flats Settlement
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the settlement agreement, which is subject to court approval, we and Dow Chemical will pay $375.0 million in the aggregate to resolve the claims. Under RIC’s contract with the DoE and federal law, RIC is entitled to indemnification by the DoE for the settlement amount. When RIC was acquired by Boeing in 1996, we agreed to indemnify Boeing for RIC’s liabilities related to Rocky Flats and received the benefits of RIC’s corresponding indemnity rights against the DoE. We expect to be fully reimbursed by the DoE for our obligation of $243.75 million under the settlement, either before or after we pay the amounts due. We expect to pay up to $242.5 million within the next 12 months. We will promptly pursue reimbursement from the DoE; however, it is uncertain whether the government indemnification and reimbursement process will be completed by the time payment is due. At September 30, 2016, the liability is included within other current liabilities in the Consolidated Balance Sheet. An indemnification receivable of $243.75 million at September 30, 2016 is also included within other assets in the Consolidated Balance Sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 15, 2016

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2016, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.
The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Conduct is posted on our Internet site at http://www.rockwellautomation.com under the "Investors" link. In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
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
The following table provides information as of September 30, 2016 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	5,603,965	(1)	$90.96	(2)	6,657,783	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	5,603,965		$90.96		6,657,783

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted units.

(3)	Represents 6,417,371 and 240,412 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

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

PART IV

Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2016, 2015 and 2014

Page
Schedule II—Valuation and Qualifying Accounts	S-1
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

3-a	Restated Certificate of Incorporation of the Company, filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, is hereby incorporated by reference.
3-b	By-Laws of the Company, as amended and restated effective June 8, 2016, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated June 10, 2016, are hereby incorporated by reference.
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

*10-a-5
Form of Restricted Stock Unit Agreement under Section 6 of the Company’s 2003 Director’s Stock Plan, as amended, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

*10-a-6
Copy of the Company’s Directors Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 5, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, is hereby incorporated by reference.

*10-a-7
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2016, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.

*10-b-1
Copy of the Company’s 2000 Long-Term Incentives Plan, as amended through February 4, 2004, filed as Exhibit 10-e-1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, is hereby incorporated by reference.

*10-b-2
Memorandum of Proposed Amendments to the Rockwell International Corporation 2000 Long-Term Incentives Plan approved and adopted by the Board of Directors of the Company on June 6, 2001, in connection with the spinoff of Rockwell Collins, Inc., filed as Exhibit 10-e-4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001, is hereby incorporated by reference.

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
*10-g-1
Change of Control Agreement dated as of September 30, 2016 between the Company and Blake D. Moret, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 4, 2016, is hereby incorporated by reference.

*10-g-2
Form of Change of Control Agreement dated as of September 30, 2016 between the Company and each of Theodore D. Crandall, Douglas M. Hagerman, Frank C. Kulaszewicz and John P. McDermott and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 4, 2016, is hereby incorporated by reference.

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

*10-g-5
Letter Agreement dated July 1, 2016 between Registrant and Blake D. Moret, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.

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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2016.

21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
Dated: November 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of November 2016 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ DAVID M. DORGAN
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

Blake D. Moret*
President and
Chief Executive Officer
(Principal Executive Officer)
and Director

Keith D. Nosbusch*
Chairman of the Board

Betty C. Alewine*
Director

J. Phillip Holloman*
Director

Steven R. Kalmanson*
Director

James P. Keane*
Director

Lawrence D. Kingsley*
Director

William T. McCormick, Jr.*
Director

Donald R. Parfet *
Director

Lisa A. Payne*
Director

Thomas W. Rosamilia*
Director

*By	/s/ DOUGLAS M. HAGERMAN
Douglas M. Hagerman, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2016, 2015 and 2014

	Balance at	Additions
(in millions)	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
Description
*Year ended September 30, 2016
Allowance for doubtful accounts (a)	$24.8	$10.9	$—	$11.2	$24.5
Valuation allowance for deferred tax assets	22.2	1.0	0.6	6.5	17.3
*Year ended September 30, 2015
Allowance for doubtful accounts (a)	$22.2	$8.1	$—	$5.5	$24.8
Valuation allowance for deferred tax assets	27.8	2.5	—	8.1	22.2
*Year ended September 30, 2014
Allowance for doubtful accounts (a)	$25.3	$6.5	$—	$9.6	$22.2
Valuation allowance for deferred tax assets	28.3	4.0	0.5	5.0	27.8

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2016.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.