Form 10-Q
period 2016-12-31
ROCKWELL AUTOMATION INC
filed 2017-02-02
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
128,599,808 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2016.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,594.6	$1,526.4
Short-term investments	888.0	902.8
Receivables	1,036.5	1,079.0
Inventories	541.7	526.6
Other current assets	426.4	150.2
Total current assets	4,487.2	4,185.0
Property, net of accumulated depreciation of $1,396.3 and $1,404.5, respectively	562.6	578.3
Goodwill	1,052.2	1,073.9
Other intangible assets, net	246.2	255.3
Deferred income taxes	617.3	633.9
Other assets	128.8	374.8
Total	$7,094.3	$7,101.2
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$408.6	$448.6
Current portion of long-term debt	250.0	—
Accounts payable	506.8	543.1
Compensation and benefits	164.2	145.6
Advance payments from customers and deferred revenue	226.4	214.5
Customer returns, rebates and incentives	176.4	176.5
Other current liabilities	471.5	447.6
Total current liabilities	2,203.9	1,975.9
Long-term debt	1,240.9	1,516.3
Retirement benefits	1,404.3	1,430.2
Other liabilities	195.5	188.7
Commitments and contingent liabilities (Note 10)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,603.4	1,588.2
Retained earnings	5,785.6	5,668.4
Accumulated other comprehensive loss	(1,588.9)	(1,538.8)
Common stock in treasury, at cost (shares held: December 31, 2016, 52.8; September 30, 2016, 52.9)	(3,931.8)	(3,909.1)
Total shareowners’ equity	2,049.7	1,990.1
Total	$7,094.3	$7,101.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2016	2015
Sales
Products and solutions	$1,330.2	$1,271.3
Services	160.1	155.3
	1,490.3	1,426.6
Cost of sales
Products and solutions	(747.1)	(708.6)
Services	(100.9)	(105.3)
	(848.0)	(813.9)
Gross profit	642.3	612.7
Selling, general and administrative expenses	(370.0)	(359.9)
Other income	4.0	1.5
Interest expense	(18.7)	(17.4)
Income before income taxes	257.6	236.9
Income tax provision	(42.9)	(51.4)
Net income	$214.7	$185.5
Earnings per share:
Basic	$1.67	$1.41
Diluted	$1.65	$1.40
Cash dividends per share	$0.76	$0.725
Weighted average outstanding shares:
Basic	128.3	131.8
Diluted	129.7	132.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Net income	$214.7	$185.5
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $12.8 and $9.8)	24.5	18.4
Currency translation adjustments	(86.2)	(24.4)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense of $4.0 and $0.2)	11.6	1.6
Other comprehensive loss	(50.1)	(4.4)
Comprehensive income	$164.6	$181.1
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Operating activities:
Net income	$214.7	$185.5
Adjustments to arrive at cash provided by operating activities:
Depreciation	32.5	33.7
Amortization of intangible assets	7.9	7.6
Share-based compensation expense	10.7	10.8
Retirement benefit expense	43.0	39.2
Pension contributions	(13.5)	(10.6)
Net loss on disposition of property	0.3	—
Excess income tax benefit from share-based compensation	—	(0.7)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	6.0	15.1
Inventories	(27.9)	(32.7)
Accounts payable	(10.4)	(19.0)
Advance payments from customers and deferred revenue	16.8	18.1
Compensation and benefits	22.4	(80.6)
Income taxes	22.3	11.3
Other assets and liabilities	(14.0)	7.1
Cash provided by operating activities	310.8	184.8

Investing activities:
Capital expenditures	(39.4)	(40.2)
Acquisition of businesses, net of cash acquired	(1.1)	—
Purchases of short-term investments	(191.3)	(312.4)
Proceeds from maturities of short-term investments	193.9	261.1
Proceeds from sale of property	0.3	0.2
Cash used for investing activities	(37.6)	(91.3)

Financing activities:
Net (repayment) issuance of short-term debt	(40.0)	161.0
Cash dividends	(97.5)	(95.6)
Purchases of treasury stock	(82.0)	(127.4)
Proceeds from the exercise of stock options	67.6	4.0
Excess income tax benefit from share-based compensation	—	0.7
Cash used for financing activities	(151.9)	(57.3)

Effect of exchange rate changes on cash	(53.1)	(14.3)

Increase in cash and cash equivalents	68.2	21.9
Cash and cash equivalents at beginning of period	1,526.4	1,427.3
Cash and cash equivalents at end of period	$1,594.6	$1,449.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three-month period ended December 31, 2016 are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $22.6 million at December 31, 2016 and $24.5 million at September 30, 2016. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.0 million at December 31, 2016 and $7.9 million at September 30, 2016.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2016	2015
Net income	$214.7	$185.5
Less: Allocation to participating securities	(0.2)	(0.2)
Net income available to common shareowners	$214.5	$185.3
Basic weighted average outstanding shares	128.3	131.8
Effect of dilutive securities
Stock options	1.2	0.8
Performance shares	0.2	—
Diluted weighted average outstanding shares	129.7	132.6
Earnings per share:
Basic	$1.67	$1.41
Diluted	$1.65	$1.40
For the three months ended December 31, 2016, share-based compensation awards for 1.0 million shares were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2015, share-based compensation awards for 2.9 million shares were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $12.9 million and $3.4 million were accrued within accounts payable and other current liabilities at December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, there were $4.5 million and $6.9 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard on share-based compensation. This requirement is effective for us no later than October 1, 2017; however, we elected to adopt earlier as of October 1, 2016. This standard requires entities to record the excess income tax benefit or deficiency from share-based compensation within the income tax provision rather than within additional paid-in capital. The standard also requires this benefit or deficiency to be classified as an operating cash flow rather than as a financing cash flow. The requirement to record the benefit or deficiency within the income tax provision is effective on a prospective basis. We have elected to adopt the cash flow presentation requirement on a prospective basis. Our adoption of these and all other requirements under the new standard had no material impact on our financial statements.
In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. This guidance is effective for us for reporting periods beginning October 1, 2019.  We are currently evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We will adopt this new standard in the first quarter of fiscal 2019 and have established a cross-functional implementation team to adopt the new standard. We continue to evaluate the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.
2. Share-Based Compensation
We recognized $10.7 million and $10.8 million of pre-tax share-based compensation expense during the three months ended December 31, 2016 and December 31, 2015, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2016		2015
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	943	$25.27	1,122	$21.20
Performance shares	42	174.37	96	87.64
Restricted stock and restricted stock units	41	135.17	56	103.90
Unrestricted stock	6	120.57	6	100.36
3. Inventories
Inventories consist of (in millions):

	December 31, 2016	September 30, 2016
Finished goods	$227.7	$215.8
Work in process	159.3	158.0
Raw materials	154.7	152.8
Inventories	$541.7	$526.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2016 are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2016	$414.5	$659.4	$1,073.9
Acquisition of business	—	0.5	0.5
Translation	(4.6)	(17.6)	(22.2)
Balance as of December 31, 2016	$409.9	$642.3	$1,052.2

Other intangible assets consist of (in millions):

	December 31, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$105.9	$76.5
Customer relationships	109.6	51.7	57.9
Technology	102.7	49.7	53.0
Trademarks	30.3	17.0	13.3
Other	10.3	8.5	1.8
Total amortized intangible assets	435.3	232.8	202.5
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$479.0	$232.8	$246.2

	September 30, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$103.4	$79.0
Customer relationships	112.6	51.9	60.7
Technology	103.9	48.5	55.4
Trademarks	31.4	17.0	14.4
Other	11.0	8.9	2.1
Total amortized intangible assets	441.3	229.7	211.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$485.0	$229.7	$255.3
Estimated amortization expense is $29.6 million in 2017, $24.9 million in 2018, $21.7 million in 2019, $19.0 million in 2020 and $18.3 million in 2021.
We perform the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $408.1 million and $448.6 million at December 31, 2016 and September 30, 2016, respectively. The weighted average interest rate of the commercial paper outstanding was 0.81 percent and 0.57 percent at December 31, 2016 and September 30, 2016, respectively.
The current portion of long-term debt consists of our $250.0 million, 5.65% notes, due in December 2017. These notes were included within long-term debt at September 30, 2016 but are included within current liabilities at December 31, 2016 as they are due within the next twelve months.
At December 31, 2016 and September 30, 2016, our total borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We did not borrow against this credit facility during the three months ended December 31, 2016 or the twelve months ended September 30, 2016. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2016	September 30, 2016
Unrealized losses on foreign exchange contracts	$15.4	$15.6
Product warranty obligations	27.2	28.0
Taxes other than income taxes	45.2	43.1
Accrued interest	16.2	16.9
Income taxes payable	60.5	28.6
Rocky Flats settlement (Note 13)	242.5	242.5
Other	64.5	72.9
Other current liabilities	$471.5	$447.6
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
Changes in product warranty obligations for the three months ended December 31, 2016 and 2015 are (in millions):

	Three Months Ended December 31,
	2016	2015
Balance at beginning of period	$28.0	$27.9
Accruals for warranties issued during the current period	6.1	6.4
Adjustments to pre-existing warranties	(0.3)	(0.5)
Settlements of warranty claims	(6.6)	(6.2)
Balance at end of period	$27.2	$27.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2016	2015
Service cost	$24.1	$22.1
Interest cost	37.8	42.5
Expected return on plan assets	(56.2)	(54.7)
Amortization:
Prior service credit	(0.8)	(0.7)
Net actuarial loss	38.0	31.1
Settlements	0.2	—
Net periodic benefit cost	$43.1	$40.3

	Other Postretirement Benefits
	Three Months Ended December 31,
	2016	2015
Service cost	$0.3	$0.3
Interest cost	0.6	0.8
Amortization:
Prior service credit	(1.5)	(2.8)
Net actuarial loss	0.5	0.6
Net periodic benefit income	$(0.1)	$(1.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended December 31, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$(1,538.8)
Other comprehensive income (loss) before reclassifications	0.7	(86.2)	11.8	(73.7)
Amounts reclassified from accumulated other comprehensive loss	23.8	—	(0.2)	23.6
Other comprehensive income (loss)	24.5	(86.2)	11.6	(50.1)
Balance as of December 31, 2016	$(1,215.3)	$(381.1)	$7.5	$(1,588.9)

Three Months Ended December 31, 2015
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$(1,334.6)
Other comprehensive (loss) income before reclassifications	—	(24.4)	6.5	(17.9)
Amounts reclassified from accumulated other comprehensive loss	18.4	—	(4.9)	13.5
Other comprehensive income (loss)	18.4	(24.4)	1.6	(4.4)
Balance as of December 31, 2015	$(1,078.7)	$(276.8)	$16.5	$(1,339.0)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Condensed Consolidated Statement of Operations
	2016	2015
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(2.3)	$(3.5)	(a)
Amortization of net actuarial loss	38.5	31.7	(a)
Settlements	0.2	—	(a)
	36.4	28.2	Income before income taxes
	(12.6)	(9.8)	Income tax provision
	$23.8	$18.4	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$0.5	$2.5	Sales
Forward exchange contracts	(1.0)	(8.8)	Cost of sales
Forward exchange contracts	0.3	—	Selling, general and administrative expenses
	(0.2)	(6.3)	Income before income taxes
	—	1.4	Income tax provision
	$(0.2)	$(4.9)	Net income

Total reclassifications	$23.6	$13.5	Net income
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
We also have rights to historic insurance policies that provide indemnity and defense costs, over and above self-insured retentions, for claims arising out of certain asbestos liabilities relating to the divested measurement and flow control business. We initiated litigation against several insurers to pursue coverage for these claims, subject to each carrier's policy limits, and the case is now pending in Los Angeles County Superior Court. In September 2016, we entered into settlement agreements with certain insurance company defendants, and we continue to pursue our claims against the remaining defendants. We believe these settlement agreements will continue to provide partial coverage for these asbestos claims throughout the remaining life of asbestos liability.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of December 31, 2016, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
11. Income Taxes
At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pre-tax income, permanent book and tax differences and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual items and items that are reported net of their related tax effects in the period in which they occur.
The effective tax rate was 16.7 percent in the three months ended December 31, 2016, compared to 21.7 percent in the three months ended December 31, 2015. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. In the three months ended December 31, 2016 we also realized a benefit from discrete tax items. In the three months ended December 31, 2015 our effective tax rate was favorably impacted by the retroactive and permanent extension of the U.S. federal research and development tax credit.
The amount of gross unrecognized tax benefits was $37.4 million and $32.4 million at December 31, 2016 and September 30, 2016, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $5.3 million and $5.2 million at December 31, 2016 and September 30, 2016, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $15.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $7.8 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2016	2015
Sales
Architecture & Software	$696.4	$642.9
Control Products & Solutions	793.9	783.7
Total	$1,490.3	$1,426.6
Segment operating earnings
Architecture & Software	$208.6	$176.2
Control Products & Solutions	108.0	119.7
Total	316.6	295.9
Purchase accounting depreciation and amortization	(5.6)	(4.7)
General corporate – net	(14.9)	(18.0)
Non-operating pension costs	(19.8)	(18.9)
Interest expense	(18.7)	(17.4)
Income before income taxes	$257.6	$236.9
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
13. Rocky Flats Settlement
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the settlement agreement, which is subject to court approval, we and Dow Chemical agreed to pay $375.0 million in the aggregate to resolve the claims. Under RIC’s contract with the DoE and federal law, RIC is entitled to indemnification by the DoE for its portion of the settlement amount, which is $243.75 million. When RIC was acquired by Boeing in 1996, we agreed to indemnify Boeing for RIC’s liabilities related to Rocky Flats and received the benefits of RIC’s corresponding indemnity rights against the DoE. Pursuant to the settlement agreement, in fiscal 2016, RIC paid an initial amount of $1.25 million to the plaintiff class escrow fund. In January, 2017, the DoE fulfilled its indemnification obligation by paying $243.75 million, and the full amounts of RIC's obligation under the settlement agreement has now been transferred to the plaintiff class escrow account.  As a result, we will not be required to make any payment under the settlement agreement. At December 31, 2016, the remaining liability of $242.5 million and an indemnification receivable of $243.75 million are included within other current liabilities and other current assets, respectively, in the Condensed Consolidated Balance Sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended December 31, 2016 and 2015. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 15, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
February 2, 2017

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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 for more information.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the first quarter of 2017, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2015. In the first quarter of fiscal 2017, U.S. IP and capacity utilization were flat to slightly down, but PMI and industrial equipment spending improved to the highest levels compared to the prior five quarters.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2017 quarter ended:
December 2016	104.2	54.7	230.6	75.3
Fiscal 2016 quarter ended:
September 2016	104.4	51.5	226.1	75.5
June 2016	103.9	53.2	227.3	75.2
March 2016	104.1	51.8	222.2	75.4
December 2015	104.6	48.0	224.7	75.8
Fiscal 2015 quarter ended:
September 2015	105.5	50.0	219.8	76.6
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the first quarter of 2017, sales outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Economic projections call for growth in industrial production in all regions in fiscal 2017, except in Latin America, where Brazil is expected to remain in recession until late calendar 2017. The near-term outlook for Europe has improved as economic stimulus and weaker currencies are supporting growth. In Asia Pacific, the growth in China is expected to be stable, but the Indian economic outlook has been adversely impacted by the government’s recent demonetization policies creating a cash shortage, which has impacted consumer demand. Canada’s growth projections continue to improve due to higher commodity prices, a weaker currency and a strengthening U.S. economy.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of 2017 increased 4.5 percent compared to the first quarter of 2016. Organic sales increased 3.8 percent year over year. Currency translation reduced sales by 1.1 percentage points, and acquisitions contributed 1.8 percentage points to sales growth. Across industries, we experienced strong growth in consumer and transportation, with continued weakness in heavy industries.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 7 percent year over year in the first quarter of 2017. Logix organic sales increased 8 percent year over year.

•
Process initiative sales increased 5 percent year over year in the first quarter of 2017. Process initiative organic sales were flat year over year. Currency translation reduced process sales by 3 percentage points, and acquisitions contributed 8 percentage points to growth.

•
Sales in emerging markets increased 5.6 percent year over year in the first quarter of 2017. Organic sales in emerging countries increased 11.1 percent year over year. Currency translation reduced sales in emerging countries by 5.5 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three months ended December 31, 2016 and 2015 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2016	2015
Sales
Architecture & Software	$696.4	$642.9
Control Products & Solutions	793.9	783.7
Total sales (a)	$1,490.3	$1,426.6
Segment operating earnings(1)
Architecture & Software	$208.6	$176.2
Control Products & Solutions	108.0	119.7
Total segment operating earnings(2) (b)	316.6	295.9
Purchase accounting depreciation and amortization	(5.6)	(4.7)
General corporate — net	(14.9)	(18.0)
Non-operating pension costs	(19.8)	(18.9)
Interest expense	(18.7)	(17.4)
Income before income taxes (c)	257.6	236.9
Income tax provision	(42.9)	(51.4)
Net income	$214.7	$185.5

Diluted EPS	$1.65	$1.40

Adjusted EPS(3)	$1.75	$1.49

Diluted weighted average outstanding shares	129.7	132.6

Total segment operating margin(2) (b/a)	21.2%	20.7%

Pre-tax margin (c/a)	17.3%	16.6%

(1)	See Note 12 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2016	2015
Purchase accounting depreciation and amortization
Architecture & Software	$1.6	$0.9
Control Products & Solutions	3.8	3.5
Non-operating pension costs
Architecture & Software	7.1	6.7
Control Products & Solutions	11.1	10.5
The increases in non-operating pension costs in both segments for the three months ended December 31, 2016 were primarily due to the decrease in our U.S. discount rate from 4.55 percent in 2015 to 3.75 percent in 2016.

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

The following are the components of operating and non-operating pension costs for the three months ended December 31, 2016 and 2015 (in millions):

	Three Months Ended December 31,
	2016	2015
Service cost	$24.1	$22.1
Amortization of prior service credit	(0.8)	(0.7)
Operating pension costs	23.3	21.4

Interest cost	37.8	42.5
Expected return on plan assets	(56.2)	(54.7)
Amortization of net actuarial loss	38.0	31.1
Settlements	0.2	—
Non-operating pension costs	19.8	18.9

Net periodic pension cost	$43.1	$40.3

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three months ended December 31, 2016 and 2015 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2016	2015
Income from continuing operations	$214.7	$185.5
Non-operating pension costs	19.8	18.9
Tax effect of non-operating pension costs	(7.2)	(6.8)
Adjusted Income	$227.3	$197.6

Diluted EPS from continuing operations	$1.65	$1.40
Non-operating pension costs per diluted share	0.15	0.14
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.05)
Adjusted EPS	$1.75	$1.49

Effective tax rate	16.7%	21.7%
Tax effect of non-operating pension costs	1.4%	1.1%
Adjusted Effective Tax Rate	18.1%	22.8%

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

	Three Months Ended December 31,
(in millions, except per share amounts)	2016	2015	Change
Sales	$1,490.3	$1,426.6	$63.7
Income before income taxes	257.6	236.9	20.7
Diluted EPS	1.65	1.40	0.25
Adjusted EPS	1.75	1.49	0.26
Sales
Sales increased 4.5 percent year over year in the three months ended December 31, 2016. Organic sales increased 3.8 percent year over year. Currency translation reduced sales by 1.1 percentage points, and acquisitions contributed 1.8 percentage points to sales growth in the three months ended December 31, 2016.
Pricing contributed less than one percentage point to sales growth in the three months ended December 31, 2016.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three months ended December 31, 2016 and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Three Months Ended December 31, 2015
United States	$820.1	4.2%	1.8%
Canada	82.7	5.1%	5.3%
Europe, Middle East and Africa (EMEA)	270.7	(1.3)%	(1.8)%
Asia Pacific	205.6	18.8%	19.8%
Latin America	111.2	(1.9)%	5.9%
Total sales	$1,490.3	4.5%	3.8%
(1) Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

•
Sales in the United States increased in the three months ended December 31, 2016, mainly due to strength in the consumer and automotive industries, partially offset by weakness in heavy industries, particularly oil and gas.

•	Canada sales increased in the three months ended December 31, 2016, led by strength in the pulp and paper and consumer industries, partially offset by a decline in oil and gas.

•	EMEA sales decreased in the three months ended December 31, 2016, due to weakness in heavy industries and the unfavorable impact of currency translation, partially offset by sales from acquisitions.

•	Sales in Asia Pacific increased in the three months ended December 31, 2016, with broad-based growth across the region led by China.

•	Latin America sales were down in the three months ended December 31, 2016, due to the unfavorable impact of currency translation, with organic sales growth led by Mexico and Brazil.
General Corporate - Net
General corporate - net expenses were $14.9 million in the three months ended December 31, 2016, compared to $18.0 million in the three months ended December 31, 2015.
Income before Income Taxes
Income before income taxes increased 9 percent year over year in the three months ended December 31, 2016. Total segment operating earnings increased 7 percent year over year in the three months ended December 31, 2016. The increases in income before income taxes and total segment operating earnings were primarily due to higher sales and strong margin performance.
Income Taxes
The effective tax rate for the three months ended December 31, 2016, was 16.7 percent compared to 21.7 percent for the three months ended December 31, 2015. Our Adjusted Effective Tax Rate for the three months ended December 31, 2016, was 18.1 percent compared to 22.8 percent in the three months ended December 31, 2015. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to larger favorable discrete tax items in the current quarter compared to the prior year.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2016	2015	Change
Sales	$696.4	$642.9	$53.5
Segment operating earnings	208.6	176.2	32.4
Segment operating margin	30.0%	27.4%	2.6	pts
Sales
Architecture & Software sales increased 8.3 percent year over year in the three months ended December 31, 2016, and organic sales increased 7.6 percent. Currency translation reduced sales by 1.0 percentage point, and acquisitions contributed 1.7 percentage points to sales growth in the three months ended December 31, 2016.
All regions experienced growth in reported sales in the three months ended December 31, 2016, except Latin America, which declined due to the unfavorable impact of currency translation. Asia Pacific and the United States were the strongest performing regions for both reported and organic sales.
Logix sales increased 7 percent year over year in the three months ended December 31, 2016. Logix organic sales increased 8 percent year over year in the three months ended December 31, 2016, while currency translation reduced Logix sales by 1 percentage point.
Operating Margin
Architecture & Software segment operating earnings increased 18 percent year over year in the three months ended December 31, 2016. Segment operating margin increased to 30.0 percent in the three months ended December 31, 2016, from 27.4 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015
Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2016	2015	Change
Sales	$793.9	$783.7	$10.2
Segment operating earnings	108.0	119.7	(11.7)
Segment operating margin	13.6%	15.3%	(1.7)	pts
Sales
Control Products & Solutions sales increased 1.3 percent year over year in the three months ended December 31, 2016, and organic sales increased 0.7 percent. Currency translation reduced sales by 1.3 percentage points, and acquisitions contributed 1.9 percentage points to sales growth in the three months ended December 31, 2016.
Strong growth in Asia Pacific was partially offset by declines in EMEA and the United States, with growth in the remaining regions.
Sales in our solutions and services businesses increased one percent year over year in the three months ended December 31, 2016, and organic sales decreased one percent year over year. Currency translation reduced sales by one percentage point, and acquisitions contributed 3 percentage points to sales growth in the three months ended December 31, 2016.
Product sales increased 2 percent year over year in the three months ended December 31, 2016. Product organic sales increased 3 percent year over year in the three months ended December 31, 2016, and currency translation reduced sales by one percentage point.
Operating Margin
Control Products & Solutions segment operating earnings decreased 10 percent year over year in the three months ended December 31, 2016. Segment operating margin decreased to 13.6 percent in the three months ended December 31, 2016, compared to 15.3 percent a year ago, primarily due to higher incentive compensation.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2016	2015
Cash provided by (used for):
Operating activities	$310.8	$184.8
Investing activities	(37.6)	(91.3)
Financing activities	(151.9)	(57.3)
Effect of exchange rate changes on cash	(53.1)	(14.3)
Cash provided by continuing operations	$68.2	$21.9
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2016	2015
Cash provided by continuing operating activities	$310.8	$184.8
Capital expenditures	(39.4)	(40.2)
Excess income tax benefit from share-based compensation	—	0.7
Free cash flow	$271.4	$145.3
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations. Operating, investing and financing cash flows of our discontinued operations are presented separately in our statement of cash flows. In the first quarter of fiscal year 2017, we adopted a new share-based compensation accounting standard that requires the excess income tax benefit from share-based compensation to be classified as an operating, rather than as a financing, cash flow. In previous periods, we added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. Beginning in the first quarter of fiscal year 2017, no adjustment is necessary as this benefit is already included in operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $310.8 million for the three months ended December 31, 2016 compared to $184.8 million for the three months ended December 31, 2015. Free cash flow was $271.4 million for the three months ended December 31, 2016 compared to $145.3 million for the three months ended December 31, 2015. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to lower incentive compensation payments and higher pre-tax income in the first quarter of 2016 as compared to the first quarter of 2015.
We repurchased approximately 0.6 million shares of our common stock under our share repurchase program in the first three months of 2017. The total cost of these shares was $80.8 million, of which $4.5 million was recorded in accounts payable at December 31, 2016, related to shares that did not settle until January 2017. We also paid $5.3 million in the first quarter of 2017 for unsettled share repurchases outstanding at September 30, 2016. We repurchased approximately 1.2 million shares of our common stock in the first three months of 2016. The total cost of these shares was $121.8 million, of which $6.9 million was recorded in accounts payable at December 31, 2015, related to shares that did not settle until January 2016. Our decision to repurchase additional shares in the remainder of 2017 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At December 31, 2016, we had approximately $864.2 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2016. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt, including the current portion of long-term debt. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are indefinitely reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of December 31, 2016, approximately 98 percent of our funds were held by these non-U.S. subsidiaries. The percentage of these funds held in non-U.S. subsidiaries can vary from quarter to quarter with an average of approximately 95 percent over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $408.1 million at December 31, 2016, with a weighted average interest rate of 0.81 percent and weighted average maturity period of 27 days. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days.
At December 31, 2016 and September 30, 2016, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the three months ended December 31, 2016. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility.
Separate short-term unsecured credit facilities of approximately $120.5 million at December 31, 2016 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at December 31, 2016 and 2015 were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2016 and 2015. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of December 31, 2016:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three months ended December 31, 2016 and 2015, we reclassified $0.2 million and $6.3 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $4.3 million of pre-tax net unrealized gains on cash flow hedges as of December 31, 2016 will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at December 31, 2016, there has been no material change to this information, except as discussed below.
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the settlement agreement, which is subject to court approval, we and Dow Chemical agreed to pay $375.0 million in the aggregate to resolve the claims. In January, 2017, the DoE fulfilled its indemnification obligation to RIC by paying $243.75 million, which represents RIC’s portion of the settlement amount. The full amount of RIC's obligation under the settlement agreement has now been transferred to the plaintiff class escrow account, such that we will not be required to make any payment under the settlement agreement. Refer to Note 13 in the Condensed Consolidated Financial Statements for further discussion of the Rocky Flats settlement.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2016					Three Months Ended December 31, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$820.1	$0.2	$820.3	$(18.7)	$801.6	$787.3
Canada	82.7	0.3	83.0	(0.1)	82.9	78.7
Europe, Middle East and Africa	270.7	4.1	274.8	(5.4)	269.4	274.2
Asia Pacific	205.6	3.2	208.8	(1.5)	207.3	173.0
Latin America	111.2	9.0	120.2	(0.1)	120.1	113.4
Total Company Sales	$1,490.3	$16.8	$1,507.1	$(25.8)	$1,481.3	$1,426.6
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2016					Three Months Ended December 31, 2015
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$696.4	$6.6	$703.0	$(11.1)	$691.9	$642.9
Control Products & Solutions	793.9	10.2	804.1	(14.7)	789.4	783.7
Total Company Sales	$1,490.3	$16.8	$1,507.1	$(25.8)	$1,481.3	$1,426.6

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at December 31, 2016, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at December 31, 2016, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at December 31, 2016, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at December 31, 2016, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at December 31, 2016, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 - 31, 2016	308,809	$118.45	308,809	$908,466,737
November 1 - 30, 2016	153,191	125.03	150,000	889,698,233
December 1 - 31, 2016	187,100	136.23	187,100	864,210,440
Total	649,100	125.13	645,909

(1)
All of the shares purchased during the quarter ended December 31, 2016 were acquired pursuant to the repurchase programs described in (3) below, except for 3,191 shares that were acquired in November in connection with stock swap exercises of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On April 6, 2016, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10	—	First Amendment to Five-Year Credit Agreement dated as of December 12, 2016 among the Company, the Banks signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10	First Amendment to Five-Year Credit Agreement dated as of December 12, 2016 among the Company, the Banks signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	February 2, 2017	By	/s/ THEODORE D. CRANDALL
Theodore D. Crandall Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	February 2, 2017	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)