Form 10-Q
period 2017-03-31
ROCKWELL AUTOMATION INC
filed 2017-05-05
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
128,835,404 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2017.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,440.8	$1,526.4
Short-term investments	1,092.7	902.8
Receivables	1,082.6	1,079.0
Inventories	543.2	526.6
Other current assets	158.1	150.2
Total current assets	4,317.4	4,185.0
Property, net of accumulated depreciation of $1,443.2 and $1,404.5, respectively	567.2	578.3
Goodwill	1,063.3	1,073.9
Other intangible assets, net	239.2	255.3
Deferred income taxes	634.0	633.9
Other assets	243.9	374.8
Total	$7,065.0	$7,101.2
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$373.4	$448.6
Current portion of long-term debt	250.0	—
Accounts payable	564.6	543.1
Compensation and benefits	196.0	145.6
Advance payments from customers and deferred revenue	247.1	214.5
Customer returns, rebates and incentives	179.4	176.5
Other current liabilities	214.9	447.6
Total current liabilities	2,025.4	1,975.9
Long-term debt	1,240.0	1,516.3
Retirement benefits	1,402.6	1,430.2
Other liabilities	199.2	188.7
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,615.4	1,588.2
Retained earnings	5,877.1	5,668.4
Accumulated other comprehensive loss	(1,508.0)	(1,538.8)
Common stock in treasury, at cost (shares held: March 31, 2017, 52.6; September 30, 2016, 52.9)	(3,968.1)	(3,909.1)
Total shareowners’ equity	2,197.8	1,990.1
Total	$7,065.0	$7,101.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales
Products and solutions	$1,384.4	$1,283.0	$2,714.6	$2,554.3
Services	169.9	157.3	330.0	312.6
	1,554.3	1,440.3	3,044.6	2,866.9
Cost of sales
Products and solutions	(787.2)	(738.3)	(1,534.3)	(1,446.9)
Services	(110.6)	(107.9)	(211.5)	(213.2)
	(897.8)	(846.2)	(1,745.8)	(1,660.1)
Gross profit	656.5	594.1	1,298.8	1,206.8
Selling, general and administrative expenses	(409.2)	(358.7)	(779.2)	(718.6)
Other income (expense)	1.9	(0.8)	5.9	0.7
Interest expense	(18.9)	(17.6)	(37.6)	(35.0)
Income before income taxes	230.3	217.0	487.9	453.9
Income tax provision	(40.8)	(49.0)	(83.7)	(100.4)
Net income	$189.5	$168.0	$404.2	$353.5
Earnings per share:
Basic	$1.47	$1.29	$3.14	$2.69
Diluted	$1.45	$1.28	$3.11	$2.68
Cash dividends per share	$0.76	$0.725	$1.52	$1.45
Weighted average outstanding shares:
Basic	128.7	130.5	128.5	131.2
Diluted	130.3	131.3	130.0	132.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$189.5	$168.0	$404.2	$353.5
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $12.4, $9.8, $25.0, $19.6)	23.8	18.4	48.3	36.8
Currency translation adjustments	60.8	7.4	(25.4)	(17.0)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($0.7), ($4.3), $3.3, and ($4.1))	(3.6)	(12.5)	8.0	(10.9)
Net change in unrealized gains and losses on available-for-sale investments	(0.1)	—	(0.1)	—
Other comprehensive income	80.9	13.3	30.8	8.9
Comprehensive income	$270.4	$181.3	$435.0	$362.4
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2017	2016
Operating activities:
Net income	$404.2	$353.5
Adjustments to arrive at cash provided by operating activities:
Depreciation	65.4	71.7
Amortization of intangible assets	15.6	14.7
Share-based compensation expense	20.2	20.6
Retirement benefit expense	86.1	78.2
Pension contributions	(28.5)	(21.2)
Net loss on disposition of property	0.1	0.5
Excess income tax benefit from share-based compensation	—	(1.2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(16.4)	13.5
Inventories	(16.6)	(33.8)
Accounts payable	20.0	3.3
Advance payments from customers and deferred revenue	33.2	26.5
Compensation and benefits	51.2	(73.7)
Income taxes	(7.7)	(58.0)
Other assets and liabilities	(15.0)	4.7
Cash provided by operating activities	611.8	399.3

Investing activities:
Capital expenditures	(67.4)	(52.6)
Acquisition of businesses, net of cash acquired	(1.1)	(21.1)
Purchases of investments	(721.6)	(590.6)
Proceeds from maturities of investments	422.1	397.6
Proceeds from sale of investments	6.1	—
Proceeds from sale of property	0.4	0.2
Cash used for investing activities	(361.5)	(266.5)

Financing activities:
Net (repayment) issuance of short-term debt	(75.1)	277.6
Cash dividends	(195.5)	(190.4)
Purchases of treasury stock	(185.0)	(257.4)
Proceeds from the exercise of stock options	136.9	12.8
Excess income tax benefit from share-based compensation	—	1.2
Cash used for financing activities	(318.7)	(156.2)

Effect of exchange rate changes on cash	(17.2)	(7.6)

Decrease in cash and cash equivalents	(85.6)	(31.0)
Cash and cash equivalents at beginning of period	1,526.4	1,427.3
Cash and cash equivalents at end of period	$1,440.8	$1,396.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three and six-month periods ended March 31, 2017, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Cash and Cash Equivalents
Cash and cash equivalents include time deposits, certificates of deposit, and other fixed income securities with original maturities of three months or less at the time of purchase.
Short-term Investments
Short-term investments include time deposits, certificates of deposit and other fixed income securities with original maturities longer than three months at the time of purchase and less than one year from period end. All investments meeting the definition of a security are accounted for as available-for-sale and stated at fair value. All other investments are stated at cost, which approximates fair value.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $24.4 million at March 31, 2017, and $24.5 million at September 30, 2016. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $10.8 million at March 31, 2017, and $7.9 million at September 30, 2016.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$189.5	$168.0	$404.2	$353.5
Less: Allocation to participating securities	(0.2)	(0.2)	(0.4)	(0.4)
Net income available to common shareowners	$189.3	$167.8	$403.8	$353.1
Basic weighted average outstanding shares	128.7	130.5	128.5	131.2
Effect of dilutive securities
Stock options	1.3	0.8	1.3	0.8
Performance shares	0.3	—	0.2	—
Diluted weighted average outstanding shares	130.3	131.3	130.0	132.0
Earnings per share:
Basic	$1.47	$1.29	$3.14	$2.69
Diluted	$1.45	$1.28	$3.11	$2.68
For each of the three and six months ended March 31, 2017, share-based compensation awards for 1.0 million shares were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2016, share-based compensation awards for 2.9 million shares were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Non-Cash Investing and Financing Activities
Capital expenditures of $17.6 million and $13.8 million were accrued within accounts payable and other current liabilities at March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, there were $7.0 million and $3.4 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard on share-based compensation. This requirement is effective for us no later than October 1, 2017; however, we elected to adopt earlier as of October 1, 2016. This standard requires entities to record the excess income tax benefit or deficiency from share-based compensation within the income tax provision rather than within additional paid-in capital. This change reduced our income tax provision by $16.8 million and $20.2 million in the three and six months ended March 31, 2017, respectively. The standard also requires this benefit or deficiency to be classified as an operating cash flow rather than as a financing cash flow. The requirement to record the benefit or deficiency within the income tax provision is effective on a prospective basis. We have elected to adopt the cash flow presentation requirement on a prospective basis. Our adoption of all other requirements under the new standard had no material impact on our financial statements.
In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. This standard is effective for us for reporting periods beginning October 1, 2019.  We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We will adopt this new standard in the first quarter of fiscal 2019 and have established a project plan and a cross-functional implementation team to adopt the new standard. We are in the process of identifying necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $9.5 million and $20.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2017, respectively. We recognized $9.8 million and $20.6 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2016, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2017		2016
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	983	$25.39	1,134	$21.19
Performance shares	42	174.37	96	87.64
Restricted stock and restricted stock units	46	135.84	57	103.67
Unrestricted stock	8	128.35	9	97.73
3. Inventories
Inventories consist of (in millions):

	March 31, 2017	September 30, 2016
Finished goods	$215.1	$215.8
Work in process	172.6	158.0
Raw materials	155.5	152.8
Inventories	$543.2	$526.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2017, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2016	$414.5	$659.4	$1,073.9
Acquisition of business	—	0.5	0.5
Translation	(2.4)	(8.7)	(11.1)
Balance as of March 31, 2017	$412.1	$651.2	$1,063.3

Other intangible assets consist of (in millions):

	March 31, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$108.2	$74.2
Customer relationships	111.3	55.0	56.3
Technology	103.2	52.4	50.8
Trademarks	30.8	18.3	12.5
Other	10.6	8.9	1.7
Total amortized intangible assets	438.3	242.8	195.5
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$482.0	$242.8	$239.2

	September 30, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$103.4	$79.0
Customer relationships	112.6	51.9	60.7
Technology	103.9	48.5	55.4
Trademarks	31.4	17.0	14.4
Other	11.0	8.9	2.1
Total amortized intangible assets	441.3	229.7	211.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$485.0	$229.7	$255.3
Estimated amortization expense is $29.8 million in 2017, $25.0 million in 2018, $21.8 million in 2019, $19.1 million in 2020 and $18.4 million in 2021.
We performed the annual evaluation of our goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2017 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $373.0 million and $448.6 million at March 31, 2017, and September 30, 2016, respectively. The weighted average interest rate of the commercial paper outstanding was 1.04 percent and 0.57 percent at March 31, 2017, and September 30, 2016, respectively.
The current portion of long-term debt consists of our $250.0 million 5.65% notes due in December 2017. These notes were included within long-term debt at September 30, 2016, but are included within current liabilities at March 31, 2017, as they are due within the next twelve months.
At March 31, 2017, and September 30, 2016, our total borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We did not borrow against this credit facility during the three months ended March 31, 2017, or the twelve months ended September 30, 2016. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2017	September 30, 2016
Unrealized losses on foreign exchange contracts	$16.1	$15.6
Product warranty obligations	26.6	28.0
Taxes other than income taxes	44.0	43.1
Accrued interest	16.9	16.9
Income taxes payable	49.6	28.6
Rocky Flats settlement (Note 14)	—	242.5
Other	61.7	72.9
Other current liabilities	$214.9	$447.6
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
Changes in product warranty obligations for the six months ended March 31, 2017 and 2016 are (in millions):

	Six Months Ended March 31,
	2017	2016
Balance at beginning of period	$28.0	$27.9
Accruals for warranties issued during the current period	12.5	12.6
Adjustments to pre-existing warranties	(1.7)	0.1
Settlements of warranty claims	(12.2)	(12.5)
Balance at end of period	$26.6	$28.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities. All investments meeting the U.S. GAAP definition of a security were classified as available-for-sale as of March 31, 2017, and September 30, 2016. Unrealized gains and losses on available-for-sale investments are included in our Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive income, net of any deferred taxes. Realized gains and losses are included in net income.
Our investments consist of (in millions):

	March 31, 2017	September 30, 2016
Certificates of deposit and time deposits	$999.4	$902.8
Commercial paper	14.2	—
Corporate debt securities	76.3	—
Government securities	114.2	—
Total	$1,204.1	$902.8
Pre-tax gross unrealized gains and losses on available-for-sale investments were not material at March 31, 2017. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the three and six months ended March 31, 2017 and 2016. At March 31, 2017, there were $12.4 million of outstanding purchases of investments recorded in accounts payable that did not settle until April 2017.
We evaluated all investments for which the fair value was less than amortized cost for impairment on an individual security basis at March 31, 2017. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of March 31, 2017, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of March 31, 2017 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$1,092.7
Due in one to three years	111.4
Total	$1,204.1
Classification of our investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2017	September 30, 2016
Short-term investments	$1,092.7	$902.8
Other assets	111.4	—
Total	$1,204.1	$902.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments (continued)
Fair Value of Investments
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
We recognize all available-for-sale investments at fair value in the Condensed Consolidated Balance Sheet. The valuation methodologies used for our investments measured at fair value are described as follows.
Certificates of deposit and time deposits — These investments are stated at cost, which approximates fair value.
Commercial paper — These investments are stated at amortized cost, which approximates fair value.
Government securities — Valued at the most recent closing price on the active market on which the individual securities are traded or, absent an active market, utilizing observable inputs such as closing prices in less frequently traded markets.
Corporate debt securities — Valued at either the yields currently available on comparable securities of issuers with similar credit ratings or valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. We did not hold any Level 3 investments or have any transfers between levels of fair value measurements during the periods presented.
Fair values of our investments were (in millions):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$999.4	$—	$999.4
Commercial paper	—	14.2	—	14.2
Corporate debt securities	—	76.3	—	76.3
Government securities	96.8	17.4	—	114.2
Total	$96.8	$1,107.3	$—	$1,204.1

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$902.8	$—	$902.8
Commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Government securities	—	—	—	—
Total	$—	$902.8	$—	$902.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service cost	$24.2	$21.8	$48.3	$43.9
Interest cost	37.8	42.2	75.6	84.7
Expected return on plan assets	(56.2)	(54.4)	(112.4)	(109.1)
Amortization:
Prior service credit	(1.1)	(0.7)	(1.9)	(1.4)
Net actuarial loss	38.2	31.1	76.2	62.2
Settlements	—	—	0.2	—
Net periodic benefit cost	$42.9	$40.0	$86.0	$80.3

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service cost	$0.4	$0.3	$0.7	$0.6
Interest cost	0.7	0.9	1.3	1.7
Amortization:
Prior service credit	(1.5)	(2.9)	(3.0)	(5.7)
Net actuarial loss	0.6	0.7	1.1	1.3
Net periodic benefit cost (income)	$0.2	$(1.0)	$0.1	$(2.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three and six months ended March 31, 2017, were (in millions):

Three Months Ended March 31, 2017
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2016	$(1,215.3)	$(381.1)	$7.5	$—	$(1,588.9)
Other comprehensive income (loss) before reclassifications	—	60.8	(2.3)	(0.1)	58.4
Amounts reclassified from accumulated other comprehensive loss	23.8	—	(1.3)	—	22.5
Other comprehensive income (loss)	23.8	60.8	(3.6)	(0.1)	80.9
Balance as of March 31, 2017	$(1,191.5)	$(320.3)	$3.9	$(0.1)	$(1,508.0)

Six Months Ended March 31, 2017
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$—	$(1,538.8)
Other comprehensive income (loss) before reclassifications	0.7	(25.4)	9.5	(0.1)	(15.3)
Amounts reclassified from accumulated other comprehensive loss	47.6	—	(1.5)	—	46.1
Other comprehensive income (loss)	48.3	(25.4)	8.0	(0.1)	30.8
Balance as of March 31, 2017	$(1,191.5)	$(320.3)	$3.9	$(0.1)	$(1,508.0)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
Changes in accumulated other comprehensive loss by component for the three and six months ended March 31, 2016, were (in millions):

Three Months Ended March 31, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2015	$(1,078.7)	$(276.8)	$16.5	$—	$(1,339.0)
Other comprehensive income (loss) before reclassifications	—	7.4	(5.8)	—	1.6
Amounts reclassified from accumulated other comprehensive loss	18.4	—	(6.7)	—	11.7
Other comprehensive income (loss)	18.4	7.4	(12.5)	—	13.3
Balance as of March 31, 2016	$(1,060.3)	$(269.4)	$4.0	$—	$(1,325.7)

Six Months Ended March 31, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$—	$(1,334.6)
Other comprehensive (loss) income before reclassifications	—	(17.0)	0.7	—	(16.3)
Amounts reclassified from accumulated other comprehensive loss	36.8	—	(11.6)	—	25.2
Other comprehensive income (loss)	36.8	(17.0)	(10.9)	—	8.9
Balance as of March 31, 2016	$(1,060.3)	$(269.4)	$4.0	$—	$(1,325.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Condensed Consolidated Statement of Operations
	2017	2016	2017	2016
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(2.6)	$(3.6)	$(4.9)	$(7.1)	(a)
Amortization of net actuarial loss	38.8	31.8	77.3	63.5	(a)
Settlements	—	—	0.2	—	(a)
	36.2	28.2	72.6	56.4	Income before income taxes
	(12.4)	(9.8)	(25.0)	(19.6)	Income tax provision
	$23.8	$18.4	$47.6	$36.8	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$1.0	$1.6	$1.5	$4.1	Sales
Forward exchange contracts	(2.6)	(10.2)	(3.6)	(19.0)	Cost of sales
Forward exchange contracts	0.3	—	0.6	—	Selling, general and administrative expenses
	(1.3)	(8.6)	(1.5)	(14.9)	Income before income taxes
	—	1.9	—	3.3	Income tax provision
	$(1.3)	$(6.7)	$(1.5)	$(11.6)	Net income

Total reclassifications	$22.5	$11.7	$46.1	$25.2	Net income
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of March 31, 2017, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
The effective tax rate was 17.7 percent and 17.2 percent in the three and six months ended March 31, 2017, respectively, compared to 22.6 percent and 22.1 percent in the three and six months ended March 31, 2016. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. In the three and six months ended March 31, 2017, we also realized benefits from discrete tax items. In the three months ended March 31, 2016, we also realized a benefit from a discrete tax item. In the six months ended March 31, 2016, our effective tax rate was favorably impacted by this discrete tax item and the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016.
The amount of gross unrecognized tax benefits was $41.6 million and $32.4 million at March 31, 2017, and September 30, 2016, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $5.7 million and $5.2 million at March 31, 2017, and September 30, 2016, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $20.1 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $5.8 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales
Architecture & Software	$719.0	$629.5	$1,415.4	$1,272.4
Control Products & Solutions	835.3	810.8	1,629.2	1,594.5
Total	$1,554.3	$1,440.3	$3,044.6	$2,866.9
Segment operating earnings
Architecture & Software	$190.6	$154.6	$399.2	$330.8
Control Products & Solutions	105.4	122.9	213.4	242.6
Total	296.0	277.5	612.6	573.4
Purchase accounting depreciation and amortization	(5.6)	(4.5)	(11.2)	(9.2)
General corporate – net	(21.4)	(19.5)	(36.3)	(37.5)
Non-operating pension costs	(19.8)	(18.9)	(39.6)	(37.8)
Interest expense	(18.9)	(17.6)	(37.6)	(35.0)
Income before income taxes	$230.3	$217.0	$487.9	$453.9
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
14. Rocky Flats Settlement
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the court approved settlement agreement, we and Dow Chemical agreed to pay $375.0 million in the aggregate to resolve the claims. Under RIC’s contract with the DoE and federal law, RIC was entitled to indemnification by the DoE for its portion of the settlement amount, which was $243.75 million. When RIC was acquired by Boeing in 1996, we agreed to indemnify Boeing for RIC’s liabilities related to Rocky Flats and received the benefits of RIC’s corresponding indemnity rights against the DoE. Pursuant to the settlement agreement, in fiscal 2016, RIC paid an initial amount of $1.25 million to the plaintiff class escrow fund. In January 2017, the DoE fulfilled its indemnification obligation by paying $243.75 million, and the full amount of RIC's obligation under the settlement agreement has now been transferred to the plaintiff class escrow account.  As a result, we were not required to make any payment under the settlement agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended March 31, 2017 and 2016, and of cash flows for the six-month periods ended March 31, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 5, 2017

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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, for more information.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2017, sales in the U.S. accounted for 56 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2015. In the second quarter of fiscal 2017, U.S. IP and capacity utilization were flat to slightly up, but PMI and industrial equipment spending improved to the highest levels compared to the prior six quarters.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2017 quarter ended:
March 2017	103.7	57.2	236.5	75.8
December 2016	103.3	54.5	228.7	75.8
Fiscal 2016 quarter ended:
September 2016	103.1	51.7	226.1	75.8
June 2016	102.9	52.8	227.3	75.7
March 2016	103.1	51.7	222.2	75.8
December 2015	103.4	47.9	224.7	76.0
Fiscal 2015 quarter ended:
September 2015	104.4	50.1	219.8	76.7
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the second quarter of 2017, sales to customers outside the U.S. accounted for 44 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Economic projections call for growth in industrial production in all regions in fiscal 2017, except in Latin America, where Brazil is expected to remain in recession until mid-calendar 2017. The outlook for Europe remains positive despite an increase in inflation that could negatively impact consumer spending. In Asia Pacific, longer term forecasts for growth remain unchanged. Canada’s growth projections continue to improve due to higher commodity prices, a weaker currency and a strengthening U.S. economy.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2017 increased 7.9 percent compared to the second quarter of 2016. Organic sales increased 6.8 percent year over year. Currency translation reduced sales by 0.6 percentage points, and acquisitions contributed 1.7 percentage points to sales growth. We experienced broad-based growth across most regions and industries, including strong growth in transportation industries and improvement in certain heavy industries.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 12 percent year over year in the second quarter of 2017. Logix organic sales increased 13 percent year over year.

•
Process initiative sales increased 11 percent year over year in the second quarter of 2017. Process initiative organic sales increased 3 percent year over year. Currency translation reduced process sales by 2 percentage points, and acquisitions contributed 10 percentage points to growth.

•
Sales in emerging countries increased 7.2 percent year over year in the second quarter of 2017. Organic sales in emerging countries increased 8.8 percent year over year. Currency translation reduced sales in emerging countries by 1.6 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and six months ended March 31, 2017 and 2016 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Sales
Architecture & Software	$719.0	$629.5	$1,415.4	$1,272.4
Control Products & Solutions	835.3	810.8	1,629.2	1,594.5
Total sales (a)	$1,554.3	$1,440.3	$3,044.6	$2,866.9
Segment operating earnings(1)
Architecture & Software	$190.6	$154.6	$399.2	$330.8
Control Products & Solutions	105.4	122.9	213.4	242.6
Total segment operating earnings(2) (b)	296.0	277.5	612.6	573.4
Purchase accounting depreciation and amortization	(5.6)	(4.5)	(11.2)	(9.2)
General corporate — net	(21.4)	(19.5)	(36.3)	(37.5)
Non-operating pension costs	(19.8)	(18.9)	(39.6)	(37.8)
Interest expense	(18.9)	(17.6)	(37.6)	(35.0)
Income before income taxes (c)	230.3	217.0	487.9	453.9
Income tax provision	(40.8)	(49.0)	(83.7)	(100.4)
Net income	$189.5	$168.0	$404.2	$353.5

Diluted EPS	$1.45	$1.28	$3.11	$2.68

Adjusted EPS(3)	$1.55	$1.37	$3.30	$2.86

Diluted weighted average outstanding shares	130.3	131.3	130.0	132.0

Total segment operating margin(2) (b/a)	19.0%	19.3%	20.1%	20.0%

Pre-tax margin (c/a)	14.8%	15.1%	16.0%	15.8%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Purchase accounting depreciation and amortization
Architecture & Software	$1.6	$0.9	$3.2	$1.8
Control Products & Solutions	3.7	3.4	7.5	6.9
Non-operating pension costs
Architecture & Software	7.1	6.7	14.2	13.4
Control Products & Solutions	11.1	10.5	22.2	21.0
The increases in non-operating pension costs in both segments for the three and six months ended March 31, 2017, were primarily due to the decrease in our U.S. discount rate from 4.55 percent in 2015 to 3.75 percent in 2016.

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

The following are the components of operating and non-operating pension costs for the three and six months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service cost	$24.2	$21.8	$48.3	$43.9
Amortization of prior service credit	(1.1)	(0.7)	(1.9)	(1.4)
Operating pension costs	23.1	21.1	46.4	42.5

Interest cost	37.8	42.2	75.6	84.7
Expected return on plan assets	(56.2)	(54.4)	(112.4)	(109.1)
Amortization of net actuarial loss	38.2	31.1	76.2	62.2
Settlements	—	—	0.2	—
Non-operating pension costs	19.8	18.9	39.6	37.8

Net periodic pension cost	$42.9	$40.0	$86.0	$80.3

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three and six months ended March 31, 2017 and 2016 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Income from continuing operations	$189.5	$168.0	$404.2	$353.5
Non-operating pension costs	19.8	18.9	39.6	37.8
Tax effect of non-operating pension costs	(7.3)	(6.9)	(14.5)	(13.7)
Adjusted Income	$202.0	$180.0	$429.3	$377.6

Diluted EPS from continuing operations	$1.45	$1.28	$3.11	$2.68
Non-operating pension costs per diluted share	0.15	0.14	0.30	0.29
Tax effect of non-operating pension costs per diluted share	(0.05)	(0.05)	(0.11)	(0.11)
Adjusted EPS	$1.55	$1.37	$3.30	$2.86

Effective tax rate	17.7%	22.6%	17.2%	22.1%
Tax effect of non-operating pension costs	1.5%	1.1%	1.4%	1.1%
Adjusted Effective Tax Rate	19.2%	23.7%	18.6%	23.2%

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2017, Compared to Three and Six Months Ended March 31, 2016

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2017	2016	Change	2017	2016	Change
Sales	$1,554.3	$1,440.3	$114.0	$3,044.6	$2,866.9	$177.7
Income before income taxes	230.3	217.0	13.3	487.9	453.9	34.0
Diluted EPS	1.45	1.28	0.17	3.11	2.68	0.43
Adjusted EPS	1.55	1.37	0.18	3.30	2.86	0.44
Sales
Sales increased 7.9 percent and 6.2 percent in the three and six months ended March 31, 2017, respectively, compared to the three and six months ended March 31, 2016. Organic sales increased 6.8 percent and 5.3 percent in the three and six months ended March 31, 2017, respectively, compared to the three and six months ended March 31, 2016. Currency translation reduced sales by 0.6 percentage points and 0.9 percentage points, and acquisitions contributed 1.7 percentage points and 1.8 percentage points to sales growth in the three and six months ended March 31, 2017, respectively.
Pricing contributed less than one percentage point to sales growth in each of the three and six months ended March 31, 2017.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three and six months ended March 31, 2017, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Three Months Ended March 31, 2016
United States	$868.7	7.9%	5.2%
Canada	85.0	11.5%	7.9%
Europe, Middle East and Africa (EMEA)	301.0	9.6%	12.4%
Asia Pacific	198.5	10.6%	11.1%
Latin America	101.1	(4.0)%	(3.3)%
Total Sales	$1,554.3	7.9%	6.8%

		Change vs.	Change in Organic Sales(1) vs.
	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016	Six Months Ended March 31, 2016
United States	$1,688.8	6.1%	3.5%
Canada	167.7	8.3%	6.6%
Europe, Middle East and Africa (EMEA)	571.7	4.2%	5.3%
Asia Pacific	404.1	14.7%	15.4%
Latin America	212.3	(2.9)%	1.5%
Total sales	$3,044.6	6.2%	5.3%
(1) Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2017, Compared to Three and Six Months Ended March 31, 2016

•	Sales in the United States increased in the three and six months ended March 31, 2017, mainly due to strength in the automotive industry.

•	Canada sales increased in the three and six months ended March 31, 2017, with growth in most industries led by consumer, transportation, and pulp and paper.

•	EMEA sales increased in the three and six months ended March 31, 2017, due to strong growth across both developed and emerging countries.

•	Sales in Asia Pacific increased in the three and six months ended March 31, 2017, with broad-based growth across the region led by China.

•
Latin America sales were down in the three months ended March 31, 2017, where growth in Mexico was more than offset by declines across the rest of the region. In the six months ended March 31, 2017, Latin America sales decreased due to the unfavorable impact of currency, partially offset by organic growth led by Mexico.

General Corporate - Net
General corporate - net expenses were $21.4 million and $36.3 million in the three and six months ended March 31, 2017, respectively, compared to $19.5 million and $37.5 million in the three and six months ended March 31, 2016.
Income before Income Taxes
Income before income taxes increased 6 percent and 7 percent year over year in the three and six months ended March 31, 2017, respectively. Total segment operating earnings increased 7 percent year over year in each of the three and six months ended March 31, 2017. The increases in income before income taxes and total segment operating earnings were primarily due to higher sales, partially offset by higher incentive compensation.
Income Taxes
The effective tax rate for the three months ended March 31, 2017, was 17.7 percent compared to 22.6 percent for the three months ended March 31, 2016. Our Adjusted Effective Tax Rate for the three months ended March 31, 2017, was 19.2 percent compared to 23.7 percent in the three months ended March 31, 2016. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to a tax benefit related to share-based compensation in the current quarter.
The effective tax rate for the six months ended March 31, 2017, was 17.2 percent compared to 22.1 percent for the six months ended March 31, 2016. Our Adjusted Effective Tax Rate for the six months ended March 31, 2017, was 18.6 percent compared to 23.2 percent in the six months ended March 31, 2016. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to larger favorable discrete tax items in the current year, including the tax benefit related to share-based compensation.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2017, Compared to Three and Six Months Ended March 31, 2016
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2017	2016	Change		2017	2016	Change
Sales	$719.0	$629.5	$89.5		$1,415.4	$1,272.4	$143.0
Segment operating earnings	190.6	154.6	36.0		399.2	330.8	68.4
Segment operating margin	26.5%	24.6%	1.9	pts	28.2%	26.0%	2.2	pts
Sales
Architecture & Software sales increased 14.2 percent and 11.2 percent in the three and six months ended March 31, 2017, respectively, compared to the three and six months ended March 31, 2016. Architecture & Software organic sales increased 13.7 percent and 10.6 percent in the three and six months ended March 31, 2017, respectively. Currency translation reduced sales by 0.7 percentage points and 0.9 percentage points in the three and six months ended March 31, 2017, respectively, and acquisitions contributed 1.2 percentage points and 1.5 percentage points to sales growth in the three and six months ended March 31, 2017, respectively.
All regions experienced reported and organic sales growth in the three and six months ended March 31, 2017. The United States was the strongest performing region in the three and six months ended March 31, 2017.
Logix sales increased 12 percent and 10 percent year over year in the three and six months ended March 31, 2017. Logix organic sales increased 13 percent and 11 percent year over year in the three and six months ended March 31, 2017, while currency translation reduced Logix sales by one percentage point in each period.
Operating Margin
Architecture & Software segment operating earnings increased 23 percent and 21 percent year over year in the three and six months ended March 31, 2017, respectively. Segment operating margin increased to 26.5 percent and 28.2 percent in the three and six months ended March 31, 2017, from 24.6 percent and 26.0 percent a year ago, primarily due to higher sales, partially offset by higher incentive compensation.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2017, Compared to Three and Six Months Ended March 31, 2016
Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2017	2016	Change		2017	2016	Change
Sales	$835.3	$810.8	$24.5		$1,629.2	$1,594.5	$34.7
Segment operating earnings	105.4	122.9	(17.5)		213.4	242.6	(29.2)
Segment operating margin	12.6%	15.2%	(2.6)	pts	13.1%	15.2%	(2.1)	pts
Sales
Control Products & Solutions sales increased 3.0 percent and 2.2 percent year over year in the three and six months ended March 31, 2017, respectively. Organic sales increased 1.4 percent and 1.1 percent year over year in the three and six months ended March 31, 2017, respectively. Currency translation reduced sales by 0.4 percentage points and 0.8 percentage points in the three and six months ended March 31, 2017, respectively, and acquisitions contributed 2.0 percentage points and 1.9 percentage points to sales growth in the three and six months ended March 31, 2017, respectively.
All regions, except Latin America, experienced reported sales growth in the three and six months ended March 31, 2017. Excluding the impact of currency translation and acquisitions, only Asia Pacific, EMEA and Canada experienced growth in the three and six months ended March 31, 2017. Asia Pacific was the strongest performing region in reported and organic growth for both periods.
Sales in our solutions and services businesses were relatively flat in the three and six months ended March 31, 2017, respectively, compared to the three and six months ended March 31, 2016. Organic sales in our solutions and services business decreased 3 percent and 2 percent year over year in the three and six months ended March 31, 2017, respectively. Currency translation reduced sales by one percentage point in each of the three and six months ended March 31, 2017, while acquisitions contributed 4 percentage points and 3 percentage points to sales growth in the three and six months ended March 31, 2017, respectively.
Product sales increased 7 percent and 4 percent in the three and six months ended March 31, 2017, respectively, compared to the three and six months ended March 31, 2016. Product organic sales increased 8 percent and 5 percent year over year in the three and six months ended March 31, 2017. Currency translation reduced sales by one percentage point in each of the three and six months ended March 31, 2017.
Operating Margin
Control Products & Solutions segment operating earnings decreased 14 percent and 12 percent year over year in the three and six months ended March 31, 2017, respectively. Segment operating margin decreased to 12.6 percent and 13.1 percent in the three and six months ended March 31, 2017, compared to 15.2 percent a year ago in each of the three and six months ended March 31, 2016, primarily due to higher incentive compensation.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2017	2016
Cash provided by (used for):
Operating activities	$611.8	$399.3
Investing activities	(361.5)	(266.5)
Financing activities	(318.7)	(156.2)
Effect of exchange rate changes on cash	(17.2)	(7.6)
Cash used for continuing operations	$(85.6)	$(31.0)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2017	2016
Cash provided by continuing operating activities	$611.8	$399.3
Capital expenditures	(67.4)	(52.6)
Excess income tax benefit from share-based compensation	—	1.2
Free cash flow	$544.4	$347.9
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
Cash provided by operating activities was $611.8 million for the six months ended March 31, 2017, compared to $399.3 million for the six months ended March 31, 2016. Free cash flow was $544.4 million for the six months ended March 31, 2017, compared to $347.9 million for the six months ended March 31, 2016. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to lower incentive compensation and income tax payments and higher pre-tax income in the first half of 2017.
We repurchased approximately 1.3 million shares of our common stock under our share repurchase program in the first six months of 2017. The total cost of these shares was $186.0 million, of which $7.0 million was recorded in accounts payable at March 31, 2017, related to shares that did not settle until April 2017. We also paid $5.3 million in the first quarter of 2017 for unsettled share repurchases outstanding at September 30, 2016. We repurchased approximately 2.5 million shares of our common stock in the first six months of 2016. The total cost of these shares was $248.3 million, of which $3.4 million was recorded in accounts payable at March 31, 2016, related to shares that did not settle until April 2016. Our decision to repurchase additional shares in the remainder of 2017 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At March 31, 2017, we had approximately $759.0 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2016. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
Given our extensive international operations, significant amounts of our cash, cash equivalents and investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are indefinitely reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of March 31, 2017, substantially all of our funds were held by these non-U.S. subsidiaries. The percentage of these funds held in non-U.S. subsidiaries can vary from quarter to quarter although substantially all of our funds were held by these non-U.S. subsidiaries on average over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $373.0 million at March 31, 2017, with a weighted average interest rate of 1.04 percent and weighted average maturity period of 7 days. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days.
At March 31, 2017, and September 30, 2016, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the six months ended March 31, 2017. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility.
Separate short-term unsecured credit facilities of approximately $122.8 million at March 31, 2017, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2017 and 2016 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2017 and 2016. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of March 31, 2017:

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

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
We regularly monitor the third-party depository institutions that hold our cash and cash equivalents and short-term investments. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. In February 2017, we began investing in investment-grade fixed income securities, including corporate debt and government obligations, to provide further diversification. Refer to Note 8 in the Condensed Consolidated Financial Statements for further discussion of these investments. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three and six months ended March 31, 2017, we reclassified $1.3 million and $1.5 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. During the three and six months ended March 31, 2016, we reclassified $8.6 million and $14.9 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $4.1 million of pre-tax net unrealized gains on cash flow hedges as of March 31, 2017, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at March 31, 2017, there has been no material change to this information, except as discussed in Note 14 in the Condensed Consolidated Financial Statements.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$868.7	$0.2	$868.9	$(22.4)	$846.5	$804.8
Canada	85.0	(2.8)	82.2	—	82.2	76.2
Europe, Middle East and Africa	301.0	8.2	309.2	(0.6)	308.6	274.6
Asia Pacific	198.5	1.7	200.2	(0.9)	199.3	179.4
Latin America	101.1	0.7	101.8	—	101.8	105.3
Total Company Sales	$1,554.3	$8.0	$1,562.3	$(23.9)	$1,538.4	$1,440.3

	Six Months Ended March 31, 2017					Six Months Ended March 31, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$1,688.8	$0.4	$1,689.2	$(41.1)	$1,648.1	$1,592.1
Canada	167.7	(2.5)	165.2	(0.1)	165.1	154.9
Europe, Middle East and Africa	571.7	12.3	584.0	(6.0)	578.0	548.8
Asia Pacific	404.1	4.9	409.0	(2.4)	406.6	352.4
Latin America	212.3	9.7	222.0	(0.1)	221.9	218.7
Total Company Sales	$3,044.6	$24.8	$3,069.4	$(49.7)	$3,019.7	$2,866.9

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$719.0	$4.6	$723.6	$(7.6)	$716.0	$629.5
Control Products & Solutions	835.3	3.4	838.7	(16.3)	822.4	810.8
Total Company Sales	$1,554.3	$8.0	$1,562.3	$(23.9)	$1,538.4	$1,440.3

	Six Months Ended March 31, 2017					Six Months Ended March 31, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$1,415.4	$11.2	$1,426.6	$(18.7)	$1,407.9	$1,272.4
Control Products & Solutions	1,629.2	13.6	1,642.8	(31.0)	1,611.8	1,594.5
Total Company Sales	$3,044.6	$24.8	$3,069.4	$(49.7)	$3,019.7	$2,866.9

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at March 31, 2017, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at March 31, 2017, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at March 31, 2017, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at March 31, 2017, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at March 31, 2017, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2017	60,676	$150.47	60,000	$855,175,094
February 1 - 28, 2017	286,253	150.61	285,000	812,253,252
March 1 - 31, 2017	345,000	154.26	345,000	759,031,857
Total	691,929	152.42	690,000

(1)
All of the shares purchased during the quarter ended March 31, 2017, were acquired pursuant to the repurchase program described in (3) below, except for 676 shares that were acquired in January and 1,253 shares that were acquired in February in connection with stock swap exercises of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On April 6, 2016, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10*	—	Letter agreement dated February 7, 2017 between the Company and Patrick P. Goris.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
* Management contract or compensatory plan or arrangement

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10	Letter agreement dated February 7, 2017 between the Company and Patrick P. Goris.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 5, 2017	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2017	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)