Form 10-Q
period 2017-06-30
ROCKWELL AUTOMATION INC
filed 2017-08-02
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
128,359,188 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2017.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,549.4	$1,526.4
Short-term investments	1,065.2	902.8
Receivables	1,111.9	1,079.0
Inventories	585.5	526.6
Other current assets	144.5	150.2
Total current assets	4,456.5	4,185.0
Property, net of accumulated depreciation of $1,479.7 and $1,404.5, respectively	568.8	578.3
Goodwill	1,069.7	1,073.9
Other intangible assets, net	231.9	255.3
Deferred income taxes	640.5	633.9
Other assets	248.1	374.8
Total	$7,215.5	$7,101.2
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$348.4	$448.6
Current portion of long-term debt	250.0	—
Accounts payable	610.1	543.1
Compensation and benefits	252.3	145.6
Advance payments from customers and deferred revenue	245.4	214.5
Customer returns, rebates and incentives	175.5	176.5
Other current liabilities	314.5	447.6
Total current liabilities	2,196.2	1,975.9
Long-term debt	1,243.8	1,516.3
Retirement benefits	1,401.4	1,430.2
Other liabilities	196.1	188.7
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,625.7	1,588.2
Retained earnings	5,898.7	5,668.4
Accumulated other comprehensive loss	(1,463.7)	(1,538.8)
Common stock in treasury, at cost (shares held: June 30, 2017, 53.0; September 30, 2016, 52.9)	(4,064.1)	(3,909.1)
Total shareowners’ equity	2,178.0	1,990.1
Total	$7,215.5	$7,101.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales
Products and solutions	$1,429.6	$1,316.3	$4,144.2	$3,870.6
Services	169.6	157.7	499.6	470.3
	1,599.2	1,474.0	4,643.8	4,340.9
Cost of sales
Products and solutions	(813.9)	(748.9)	(2,348.2)	(2,195.8)
Services	(107.6)	(108.3)	(319.1)	(321.5)
	(921.5)	(857.2)	(2,667.3)	(2,517.3)
Gross profit	677.7	616.8	1,976.5	1,823.6
Selling, general and administrative expenses	(386.8)	(346.7)	(1,166.0)	(1,065.3)
Other income	4.2	0.3	10.1	1.0
Interest expense	(19.1)	(18.1)	(56.7)	(53.1)
Income before income taxes	276.0	252.3	763.9	706.2
Income tax provision	(59.1)	(61.3)	(142.8)	(161.7)
Net income	$216.9	$191.0	$621.1	$544.5
Earnings per share:
Basic	$1.69	$1.47	$4.83	$4.16
Diluted	$1.67	$1.46	$4.77	$4.13
Cash dividends per share	$1.52	$1.45	$3.04	$2.90
Weighted average outstanding shares:
Basic	128.4	129.8	128.5	130.7
Diluted	129.9	130.8	130.0	131.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$216.9	$191.0	$621.1	$544.5
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $12.6, $9.8, $37.8, $29.4)	23.8	18.5	72.1	55.3
Currency translation adjustments	24.9	(18.3)	(0.5)	(35.3)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($1.0), ($1.3), $2.3, and ($5.4))	(4.4)	(2.8)	3.6	(13.7)
Net change in unrealized gains and losses on available-for-sale investments	—	—	(0.1)	—
Other comprehensive income (loss)	44.3	(2.6)	75.1	6.3
Comprehensive income	$261.2	$188.4	$696.2	$550.8
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2017	2016
Operating activities:
Net income	$621.1	$544.5
Adjustments to arrive at cash provided by operating activities:
Depreciation	100.7	107.2
Amortization of intangible assets	23.3	22.0
Share-based compensation expense	29.4	30.4
Retirement benefit expense	129.2	117.5
Pension contributions	(40.8)	(31.8)
Net (gain) loss on disposition of property	(0.1)	0.8
Excess income tax benefit from share-based compensation	—	(2.4)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(39.7)	17.0
Inventories	(53.0)	(23.8)
Accounts payable	66.7	28.9
Advance payments from customers and deferred revenue	30.1	13.8
Compensation and benefits	105.7	(81.1)
Income taxes	(22.4)	(54.8)
Other assets and liabilities	(23.1)	(12.9)
Cash provided by operating activities	927.1	675.3

Investing activities:
Capital expenditures	(97.5)	(79.4)
Acquisition of businesses, net of cash acquired	(1.1)	(21.2)
Purchases of investments	(916.8)	(801.5)
Proceeds from maturities of investments	614.9	596.2
Proceeds from sale of investments	36.0	—
Proceeds from sale of property	0.8	0.4
Cash used for investing activities	(363.7)	(305.5)

Financing activities:
Net (repayment) issuance of short-term debt	(100.2)	354.0
Cash dividends	(293.2)	(284.7)
Purchases of treasury stock	(304.6)	(374.1)
Proceeds from the exercise of stock options	160.3	28.0
Excess income tax benefit from share-based compensation	—	2.4
Cash used for financing activities	(537.7)	(274.4)

Effect of exchange rate changes on cash	(2.7)	(13.4)

Increase in cash and cash equivalents	23.0	82.0
Cash and cash equivalents at beginning of period	1,526.4	1,427.3
Cash and cash equivalents at end of period	$1,549.4	$1,509.3
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. The results of operations for the three and nine-month periods ended June 30, 2017, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
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
Receivables
Receivables are stated net of an allowance for doubtful accounts of $24.5 million at June 30, 2017, and September 30, 2016. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.6 million at June 30, 2017, and $7.9 million at September 30, 2016.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$216.9	$191.0	$621.1	$544.5
Less: Allocation to participating securities	(0.3)	(0.2)	(0.7)	(0.6)
Net income available to common shareowners	$216.6	$190.8	$620.4	$543.9
Basic weighted average outstanding shares	128.4	129.8	128.5	130.7
Effect of dilutive securities
Stock options	1.2	0.9	1.2	0.9
Performance shares	0.3	0.1	0.3	—
Diluted weighted average outstanding shares	129.9	130.8	130.0	131.6
Earnings per share:
Basic	$1.69	$1.47	$4.83	$4.16
Diluted	$1.67	$1.46	$4.77	$4.13
For each of the three and nine months ended June 30, 2017, share-based compensation awards for 0.6 million and 0.8 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2016, share-based compensation awards for 1.8 million and 2.6 million shares, respectively, were excluded from the diluted EPS calculation because they were antidilutive.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Non-Cash Investing and Financing Activities
Capital expenditures of $22.3 million and $19.3 million were accrued within accounts payable and other current liabilities at June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, there were $3.4 million and $8.4 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard on share-based compensation. This requirement is effective for us no later than October 1, 2017; however, we elected to adopt earlier as of October 1, 2016. This standard requires entities to record the excess income tax benefit or deficiency from share-based compensation within the income tax provision rather than within additional paid-in capital. This change reduced our income tax provision by $4.5 million and $24.7 million in the three and nine months ended June 30, 2017, respectively. The standard also requires this benefit or deficiency to be classified as an operating cash flow rather than as a financing cash flow. The requirement to record the benefit or deficiency within the income tax provision is effective on a prospective basis. We have elected to adopt the cash flow presentation requirement on a prospective basis. Our adoption of all other requirements under the new standard had no material impact on our financial statements.
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
In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We will adopt this new standard in the first quarter of fiscal 2019 and have established a project plan and a cross-functional implementation team to adopt the new standard. We are in the process of identifying and implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $9.2 million and $29.4 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2017, respectively. We recognized $9.8 million and $30.4 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2016, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2017		2016
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	1,001	$25.49	1,140	$21.20
Performance shares	42	174.37	96	87.64
Restricted stock and restricted stock units	51	138.22	64	105.19
Unrestricted stock	8	128.35	10	98.79
3. Inventories
Inventories consist of (in millions):

	June 30, 2017	September 30, 2016
Finished goods	$239.6	$215.8
Work in process	173.1	158.0
Raw materials	172.8	152.8
Inventories	$585.5	$526.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2017, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2016	$414.5	$659.4	$1,073.9
Acquisition of business	—	0.8	0.8
Translation	(1.2)	(3.8)	(5.0)
Balance as of June 30, 2017	$413.3	$656.4	$1,069.7

Other intangible assets consist of (in millions):

	June 30, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.7	$110.6	$72.1
Customer relationships	112.0	57.7	54.3
Technology	103.4	54.9	48.5
Trademarks	31.0	19.3	11.7
Other	10.8	9.2	1.6
Total amortized intangible assets	439.9	251.7	188.2
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$483.6	$251.7	$231.9

	September 30, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$103.4	$79.0
Customer relationships	112.6	51.9	60.7
Technology	103.9	48.5	55.4
Trademarks	31.4	17.0	14.4
Other	11.0	8.9	2.1
Total amortized intangible assets	441.3	229.7	211.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$485.0	$229.7	$255.3
Estimated amortization expense is $29.9 million in 2017, $25.1 million in 2018, $21.9 million in 2019, $19.1 million in 2020 and $18.4 million in 2021.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2017 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $348.0 million and $448.6 million at June 30, 2017, and September 30, 2016, respectively. The weighted average interest rate of the commercial paper outstanding was 1.28 percent and 0.57 percent at June 30, 2017, and September 30, 2016, respectively.
The current portion of long-term debt consists of our $250.0 million 5.65% notes due in December 2017. These notes were included within long-term debt at September 30, 2016, but are included within current liabilities at June 30, 2017, as they are due within the next twelve months.
At June 30, 2017, and September 30, 2016, our total borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We did not borrow against this credit facility during the nine months ended June 30, 2017, or the twelve months ended September 30, 2016. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2017	September 30, 2016
Unrealized losses on foreign exchange contracts	$27.4	$15.6
Product warranty obligations	27.2	28.0
Taxes other than income taxes	40.1	43.1
Accrued interest	16.2	16.9
Dividends payable	97.6	—
Income taxes payable	47.3	28.6
Rocky Flats settlement (Note 14)	—	242.5
Other	58.7	72.9
Other current liabilities	$314.5	$447.6
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
Changes in product warranty obligations for the nine months ended June 30, 2017 and 2016 are (in millions):

	Nine Months Ended June 30,
	2017	2016
Balance at beginning of period	$28.0	$27.9
Accruals for warranties issued during the current period	19.0	18.7
Adjustments to pre-existing warranties	(1.5)	(0.2)
Settlements of warranty claims	(18.3)	(19.4)
Balance at end of period	$27.2	$27.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities. All investments meeting the U.S. GAAP definition of a security were classified as available-for-sale as of June 30, 2017, and September 30, 2016. Unrealized gains and losses on available-for-sale investments are included in our Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive income, net of any deferred taxes. Realized gains and losses are included in net income.
Our investments consist of (in millions):

	June 30, 2017	September 30, 2016
Certificates of deposit and time deposits	$960.0	$902.8
Commercial paper	17.7	—
Corporate debt securities	95.3	—
Government securities	103.1	—
Total	$1,176.1	$902.8
Pre-tax gross unrealized gains and losses on available-for-sale investments were not material at June 30, 2017. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the three and nine months ended June 30, 2017 and 2016. At June 30, 2017, there were $5.6 million of outstanding purchases of investments recorded in accounts payable that did not settle until July 2017.
We evaluated all investments for which the fair value was less than amortized cost for impairment on an individual security basis at June 30, 2017. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of June 30, 2017, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of June 30, 2017 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$1,065.2
Due in one to three years	110.9
Total	$1,176.1
Classification of our investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2017	September 30, 2016
Short-term investments	$1,065.2	$902.8
Other assets	110.9	—
Total	$1,176.1	$902.8

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
Fair values of our investments were (in millions):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$960.0	$—	$960.0
Commercial paper	—	17.7	—	17.7
Corporate debt securities	—	95.3	—	95.3
Government securities	75.4	27.7	—	103.1
Total	$75.4	$1,100.7	$—	$1,176.1

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$902.8	$—	$902.8
Commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Government securities	—	—	—	—
Total	$—	$902.8	$—	$902.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service cost	$24.2	$22.1	$72.5	$66.0
Interest cost	37.8	42.5	113.4	127.2
Expected return on plan assets	(56.2)	(54.8)	(168.6)	(163.9)
Amortization:
Prior service credit	(0.9)	(0.7)	(2.8)	(2.1)
Net actuarial loss	38.2	31.2	114.4	93.4
Settlements	—	—	0.2	—
Net periodic benefit cost	$43.1	$40.3	$129.1	$120.6

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.3	$0.4	$1.0	$1.0
Interest cost	0.7	0.8	1.9	2.5
Amortization:
Prior service credit	(1.5)	(2.8)	(4.5)	(8.5)
Net actuarial loss	0.6	0.6	1.7	1.9
Net periodic benefit cost (income)	$0.1	$(1.0)	$0.1	$(3.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three and nine months ended June 30, 2017, were (in millions):

Three Months Ended June 30, 2017
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2017	$(1,191.5)	$(320.3)	$3.9	$(0.1)	$(1,508.0)
Other comprehensive income (loss) before reclassifications	—	24.9	(3.9)	—	21.0
Amounts reclassified from accumulated other comprehensive loss	23.8	—	(0.5)	—	23.3
Other comprehensive income (loss)	23.8	24.9	(4.4)	—	44.3
Balance as of June 30, 2017	$(1,167.7)	$(295.4)	$(0.5)	$(0.1)	$(1,463.7)

Nine Months Ended June 30, 2017
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$—	$(1,538.8)
Other comprehensive income (loss) before reclassifications	0.7	(0.5)	5.6	(0.1)	5.7
Amounts reclassified from accumulated other comprehensive loss	71.4	—	(2.0)	—	69.4
Other comprehensive income (loss)	72.1	(0.5)	3.6	(0.1)	75.1
Balance as of June 30, 2017	$(1,167.7)	$(295.4)	$(0.5)	$(0.1)	$(1,463.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
Changes in accumulated other comprehensive loss by component for the three and nine months ended June 30, 2016, were (in millions):

Three Months Ended June 30, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2016	$(1,060.3)	$(269.4)	$4.0	$—	$(1,325.7)
Other comprehensive loss before reclassifications	—	(18.3)	(1.7)	—	(20.0)
Amounts reclassified from accumulated other comprehensive loss	18.5	—	(1.1)	—	17.4
Other comprehensive income (loss)	18.5	(18.3)	(2.8)	—	(2.6)
Balance as of June 30, 2016	$(1,041.8)	$(287.7)	$1.2	$—	$(1,328.3)

Nine Months Ended June 30, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$—	$(1,334.6)
Other comprehensive loss before reclassifications	—	(35.3)	(1.0)	—	(36.3)
Amounts reclassified from accumulated other comprehensive loss	55.3	—	(12.7)	—	42.6
Other comprehensive income (loss)	55.3	(35.3)	(13.7)	—	6.3
Balance as of June 30, 2016	$(1,041.8)	$(287.7)	$1.2	$—	$(1,328.3)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Condensed Consolidated Statement of Operations
	2017	2016	2017	2016
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(2.4)	$(3.5)	$(7.3)	$(10.6)	(a)
Amortization of net actuarial loss	38.8	31.8	116.1	95.3	(a)
Settlements	—	—	0.2	—	(a)
	36.4	28.3	109.0	84.7	Income before income taxes
	(12.6)	(9.8)	(37.6)	(29.4)	Income tax provision
	$23.8	$18.5	$71.4	$55.3	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.7)	$1.0	$0.8	$5.1	Sales
Forward exchange contracts	(0.2)	(2.0)	(3.8)	(21.0)	Cost of sales
Forward exchange contracts	0.1	—	0.7	—	Selling, general and administrative expenses
	(0.8)	(1.0)	(2.3)	(15.9)	Income before income taxes
	0.3	(0.1)	0.3	3.2	Income tax provision
	$(0.5)	$(1.1)	$(2.0)	$(12.7)	Net income

Total reclassifications	$23.3	$17.4	$69.4	$42.6	Net income
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of June 30, 2017, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
The effective tax rate was 21.4 percent and 18.7 percent in the three and nine months ended June 30, 2017, respectively, compared to 24.3 percent and 22.9 percent in the three and nine months ended June 30, 2016, respectively. The effective tax rate was lower than the U.S. statutory rate of 35 percent in each period primarily because we benefited from lower non-U.S. tax rates. In the three and nine months ended June 30, 2017, we also realized benefits from discrete tax items. In the three months ended June 30, 2016, we also realized a benefit from a discrete tax item. In the nine months ended June 30, 2016, our effective tax rate was favorably impacted by the retroactive and permanent extension of the U.S. federal research and development tax credit during the first quarter of 2016 and discrete tax items.
The amount of gross unrecognized tax benefits was $40.3 million and $32.4 million at June 30, 2017, and September 30, 2016, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $4.9 million and $5.2 million at June 30, 2017, and September 30, 2016, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $17.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $1.2 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales
Architecture & Software	$731.9	$666.4	$2,147.3	$1,938.8
Control Products & Solutions	867.3	807.6	2,496.5	2,402.1
Total	$1,599.2	$1,474.0	$4,643.8	$4,340.9
Segment operating earnings
Architecture & Software	$204.3	$184.2	$603.5	$515.0
Control Products & Solutions	132.7	126.8	346.1	369.4
Total	337.0	311.0	949.6	884.4
Purchase accounting depreciation and amortization	(5.6)	(4.7)	(16.8)	(13.9)
General corporate – net	(16.5)	(17.0)	(52.8)	(54.5)
Non-operating pension costs	(19.8)	(18.9)	(59.4)	(56.7)
Interest expense	(19.1)	(18.1)	(56.7)	(53.1)
Income before income taxes	$276.0	$252.3	$763.9	$706.2
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended June 30, 2017 and 2016, and of cash flows for the nine-month periods ended June 30, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
August 2, 2017

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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the third quarter of 2017, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2015. In the third quarter of fiscal 2017, all of these U.S. economic indicators improved compared to the prior quarter.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2017 quarter ended:
June 2017	104.9	57.8	241.6	76.4
March 2017	103.7	57.2	234.3	75.8
December 2016	103.3	54.5	229.0	75.8
Fiscal 2016 quarter ended:
September 2016	103.1	51.7	226.0	75.8
June 2016	102.9	52.8	224.4	75.7
March 2016	103.1	51.7	220.6	75.8
December 2015	103.4	47.9	224.0	76.0
Fiscal 2015 quarter ended:
September 2015	104.4	50.1	220.7	76.7
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the third quarter of 2017, sales to customers outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Economic projections call for growth in industrial production in all regions in fiscal 2017, except in Latin America. Recent economic forecasts for Europe remain positive. In Asia Pacific, longer term forecasts for growth remain unchanged. Macroeconomic indicators for Canada continue to improve, supported by a weak Canadian dollar and stable commodity prices.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2017 increased 8.5 percent compared to the third quarter of 2016. Organic sales increased 8.2 percent year over year. Currency translation reduced sales by 0.9 percentage points, and acquisitions contributed 1.2 percentage points to sales growth. Growth was broad-based across regions and industries with strength in transportation, food and beverage, and semiconductor.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 9 percent year over year in the third quarter of 2017. Logix organic sales increased 10 percent year over year, and currency reduced sales by one percentage point.

•
Process initiative sales increased 17 percent year over year in the third quarter of 2017. Process initiative organic sales increased 8 percent year over year, and acquisitions contributed 9 percentage points to growth.

•
Sales in emerging countries increased 13.8 percent year over year in the third quarter of 2017. Organic sales in emerging countries increased 15.1 percent year over year. Currency translation reduced sales in emerging countries by 1.3 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2017 and 2016 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Sales
Architecture & Software	$731.9	$666.4	$2,147.3	$1,938.8
Control Products & Solutions	867.3	807.6	2,496.5	2,402.1
Total sales (a)	$1,599.2	$1,474.0	$4,643.8	$4,340.9
Segment operating earnings(1)
Architecture & Software	$204.3	$184.2	$603.5	$515.0
Control Products & Solutions	132.7	126.8	346.1	369.4
Total segment operating earnings(2) (b)	337.0	311.0	949.6	884.4
Purchase accounting depreciation and amortization	(5.6)	(4.7)	(16.8)	(13.9)
General corporate — net	(16.5)	(17.0)	(52.8)	(54.5)
Non-operating pension costs	(19.8)	(18.9)	(59.4)	(56.7)
Interest expense	(19.1)	(18.1)	(56.7)	(53.1)
Income before income taxes (c)	276.0	252.3	763.9	706.2
Income tax provision	(59.1)	(61.3)	(142.8)	(161.7)
Net income	$216.9	$191.0	$621.1	$544.5

Diluted EPS	$1.67	$1.46	$4.77	$4.13

Adjusted EPS(3)	$1.76	$1.55	$5.06	$4.41

Diluted weighted average outstanding shares	129.9	130.8	130.0	131.6

Total segment operating margin(2) (b/a)	21.1%	21.1%	20.4%	20.4%

Pre-tax margin (c/a)	17.3%	17.1%	16.4%	16.3%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Purchase accounting depreciation and amortization
Architecture & Software	$1.6	$1.0	$4.8	$2.8
Control Products & Solutions	3.7	3.4	11.2	10.3
Non-operating pension costs
Architecture & Software	7.1	6.7	21.3	20.1
Control Products & Solutions	11.1	10.5	33.3	31.5
The increases in non-operating pension costs in both segments for the three and nine months ended June 30, 2017, were primarily due to the decrease in our U.S. discount rate from 4.55 percent for fiscal 2016 to 3.75 percent for fiscal 2017.

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

The following are the components of operating and non-operating pension costs for the three and nine months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service cost	$24.2	$22.1	$72.5	$66.0
Amortization of prior service credit	(0.9)	(0.7)	(2.8)	(2.1)
Operating pension costs	23.3	21.4	69.7	63.9

Interest cost	37.8	42.5	113.4	127.2
Expected return on plan assets	(56.2)	(54.8)	(168.6)	(163.9)
Amortization of net actuarial loss	38.2	31.2	114.4	93.4
Settlements	—	—	0.2	—
Non-operating pension costs	19.8	18.9	59.4	56.7

Net periodic pension cost	$43.1	$40.3	$129.1	$120.6

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three and nine months ended June 30, 2017 and 2016 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Income from continuing operations	$216.9	$191.0	$621.1	$544.5
Non-operating pension costs	19.8	18.9	59.4	56.7
Tax effect of non-operating pension costs	(7.2)	(6.8)	(21.7)	(20.5)
Adjusted Income	$229.5	$203.1	$658.8	$580.7

Diluted EPS from continuing operations	$1.67	$1.46	$4.77	$4.13
Non-operating pension costs per diluted share	0.15	0.14	0.46	0.43
Tax effect of non-operating pension costs per diluted share	(0.06)	(0.05)	(0.17)	(0.15)
Adjusted EPS	$1.76	$1.55	$5.06	$4.41

Effective tax rate	21.4%	24.3%	18.7%	22.9%
Tax effect of non-operating pension costs	1.0%	0.8%	1.3%	1.0%
Adjusted Effective Tax Rate	22.4%	25.1%	20.0%	23.9%

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2017, Compared to Three and Nine Months Ended June 30, 2016

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2017	2016	Change	2017	2016	Change
Sales	$1,599.2	$1,474.0	$125.2	$4,643.8	$4,340.9	$302.9
Income before income taxes	276.0	252.3	23.7	763.9	706.2	57.7
Diluted EPS	1.67	1.46	0.21	4.77	4.13	0.64
Adjusted EPS	1.76	1.55	0.21	5.06	4.41	0.65
Sales
Sales increased 8.5 percent and 7.0 percent in the three and nine months ended June 30, 2017, respectively, compared to the three and nine months ended June 30, 2016. Organic sales increased 8.2 percent and 6.3 percent in the three and nine months ended June 30, 2017, respectively, compared to the three and nine months ended June 30, 2016. Currency translation reduced sales by 0.9 percentage points in each period, and acquisitions contributed 1.2 percentage points and 1.6 percentage points to sales growth in the three and nine months ended June 30, 2017, respectively.
Pricing contributed less than one percentage point to sales growth in each of the three and nine months ended June 30, 2017.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three and nine months ended June 30, 2017, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Three Months Ended June 30, 2016
United States	$881.0	10.2%	8.1%
Canada	82.2	—%	4.3%
Europe, Middle East and Africa (EMEA)	297.3	(2.1)%	(0.1)%
Asia Pacific	226.3	20.2%	21.8%
Latin America	112.4	12.2%	11.9%
Total Sales	$1,599.2	8.5%	8.2%

		Change vs.	Change in Organic Sales(1) vs.
	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2016
United States	$2,569.8	7.4%	5.0%
Canada	249.9	5.4%	5.8%
Europe, Middle East and Africa (EMEA)	869.0	1.9%	3.4%
Asia Pacific	630.4	16.6%	17.6%
Latin America	324.7	1.8%	4.7%
Total sales	$4,643.8	7.0%	6.3%
(1) Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2017, Compared to Three and Nine Months Ended June 30, 2016

•	United States sales increased in the three and nine months ended June 30, 2017, mainly due to strength in the transportation and consumer industries.

•
Sales in Canada were flat year over year in the three months ended June 30, 2017, and increased in the nine months ended June 30, 2017. Excluding the impact of currency translation, sales growth in the three and nine months ended June 30, 2017, was led by pulp and paper, consumer and automotive.

•
EMEA sales decreased in the three months ended June 30, 2017, primarily due to the unfavorable impact of currency translation. Sales increased in the nine months ended June 30, 2017, led by growth in emerging countries.

•	Sales in Asia Pacific increased in the three and nine months ended June 30, 2017, with broad-based growth across the region led by China.

•	Latin America sales increased in the three and nine months ended June 30, 2017, where growth in Mexico more than offset declines in other parts of the region.
General Corporate - Net
General corporate - net expenses were $16.5 million and $52.8 million in the three and nine months ended June 30, 2017, respectively, compared to $17.0 million and $54.5 million in the three and nine months ended June 30, 2016.
Income before Income Taxes
Income before income taxes increased 9 percent and 8 percent year over year in the three and nine months ended June 30, 2017, respectively. Total segment operating earnings increased 8 percent and 7 percent year over year in the three and nine months ended June 30, 2017, respectively. The increases in income before income taxes and total segment operating earnings were primarily due to higher sales, partially offset by higher incentive compensation.
Income Taxes
The effective tax rate for the three months ended June 30, 2017, was 21.4 percent compared to 24.3 percent for the three months ended June 30, 2016. Our Adjusted Effective Tax Rate for the three months ended June 30, 2017, was 22.4 percent compared to 25.1 percent in the three months ended June 30, 2016. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to larger favorable discrete tax items in the current quarter.
The effective tax rate for the nine months ended June 30, 2017, was 18.7 percent compared to 22.9 percent for the nine months ended June 30, 2016. Our Adjusted Effective Tax Rate for the nine months ended June 30, 2017, was 20.0 percent compared to 23.9 percent in the nine months ended June 30, 2016. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to larger favorable discrete tax items in the current year.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2017, Compared to Three and Nine Months Ended June 30, 2016
Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2017	2016	Change		2017	2016	Change
Sales	$731.9	$666.4	$65.5		$2,147.3	$1,938.8	$208.5
Segment operating earnings	204.3	184.2	20.1		603.5	515.0	88.5
Segment operating margin	27.9%	27.6%	0.3	pts	28.1%	26.6%	1.5	pts
Sales
Architecture & Software sales increased 9.8 percent and 10.8 percent in the three and nine months ended June 30, 2017, respectively, compared to the three and nine months ended June 30, 2016. Architecture & Software organic sales increased 10.5 percent and 10.6 percent in the three and nine months ended June 30, 2017, respectively. Currency translation reduced sales by 1.0 percentage points and 0.9 percentage points in the three and nine months ended June 30, 2017, respectively, and acquisitions contributed 0.3 percentage points and 1.1 percentage points to sales growth in the three and nine months ended June 30, 2017, respectively.
All regions, except Canada, experienced reported and organic sales growth in the three and nine months ended June 30, 2017. Sales in Canada declined in the quarter, primarily due to the unfavorable impact of currency translation, but increased in the nine months ended June 30, 2017. The United States was the strongest performing region in the three and nine months ended June 30, 2017.
Logix sales increased 9 percent and 10 percent year over year in the three and nine months ended June 30, 2017, respectively. Logix organic sales increased 10 percent and 11 percent year over year in the three and nine months ended June 30, 2017, respectively, while currency translation reduced Logix sales by one percentage point in each period.
Operating Margin
Architecture & Software segment operating earnings increased 11 percent and 17 percent year over year in the three and nine months ended June 30, 2017, respectively. Segment operating margin increased to 27.9 percent and 28.1 percent in the three and nine months ended June 30, 2017, from 27.6 percent and 26.6 percent a year ago, primarily due to higher sales, partially offset by higher incentive compensation.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2017, Compared to Three and Nine Months Ended June 30, 2016
Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2017	2016	Change		2017	2016	Change
Sales	$867.3	$807.6	$59.7		$2,496.5	$2,402.1	$94.4
Segment operating earnings	132.7	126.8	5.9		346.1	369.4	(23.3)
Segment operating margin	15.3%	15.7%	(0.4)	pts	13.9%	15.4%	(1.5)	pts
Sales
Control Products & Solutions sales increased 7.4 percent and 3.9 percent year over year in the three and nine months ended June 30, 2017, respectively. Organic sales increased 6.3 percent and 2.8 percent year over year in the three and nine months ended June 30, 2017, respectively. Currency translation reduced sales by 0.8 percentage points and acquisitions contributed 1.9 percentage points to sales growth in each of the three and nine months ended June 30, 2017.
All regions, except Canada and EMEA, experienced reported sales growth in the three and nine months ended June 30, 2017. Excluding the impact of currency translation and acquisitions, Asia Pacific, Latin America, and EMEA sales increased in the three and nine months ended June 30, 2017. Organic sales in the United States grew in the quarter but declined slightly in the nine months ended June 30, 2017. Canada organic sales declined in both periods. Asia Pacific was the strongest performing region in reported and organic growth for both periods.
Sales in our solutions and services businesses increased 7 percent and 3 percent in the three and nine months ended June 30, 2017, respectively, compared to the three and nine months ended June 30, 2016. Organic sales in our solutions and services business increased 4 percent in the three months ended June 30, 2017 and were relatively flat year over year in the nine months ended June 30, 2017. Acquisitions contributed 3 percentage points to sales growth in each of the three and nine months ended June 30, 2017.
Product sales increased 8 percent and 6 percent in the three and nine months ended June 30, 2017, respectively, compared to the three and nine months ended June 30, 2016. Product organic sales increased 9 percent and 6 percent year over year in the three and nine months ended June 30, 2017, respectively. Currency translation reduced sales by one percentage point in the three months ended June 30, 2017.
Operating Margin
Control Products & Solutions segment operating earnings increased 5 percent and decreased 6 percent year over year in the three and nine months ended June 30, 2017, respectively. Segment operating margin decreased to 15.3 percent and 13.9 percent in the three and nine months ended June 30, 2017, compared to 15.7 percent and 15.4 percent a year ago in each of the three and nine months ended June 30, 2016, primarily due to higher incentive compensation.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2017	2016
Cash provided by (used for):
Operating activities	$927.1	$675.3
Investing activities	(363.7)	(305.5)
Financing activities	(537.7)	(274.4)
Effect of exchange rate changes on cash	(2.7)	(13.4)
Cash provided by for continuing operations	$23.0	$82.0
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Nine Months Ended June 30,
	2017	2016
Cash provided by continuing operating activities	$927.1	$675.3
Capital expenditures	(97.5)	(79.4)
Excess income tax benefit from share-based compensation	—	2.4
Free cash flow	$829.6	$598.3
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing and financing cash flows of our discontinued operations, if any, are presented separately in our statement of cash flows. In the first quarter of fiscal year 2017, we adopted a new share-based compensation accounting standard that requires the excess income tax benefit from share-based compensation to be classified as an operating, rather than as a financing, cash flow. In previous periods, we added this benefit back to our calculation of free cash flow in order to generally classify cash flows arising from income taxes as operating cash flows. Beginning in the first quarter of fiscal year 2017, no adjustment is necessary as this benefit is already included in operating cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $927.1 million for the nine months ended June 30, 2017, compared to $675.3 million for the nine months ended June 30, 2016. Free cash flow was $829.6 million for the nine months ended June 30, 2017, compared to $598.3 million for the nine months ended June 30, 2016. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to lower incentive compensation payments and higher pre-tax income in the first nine months of 2017.
We repurchased approximately 2.1 million shares of our common stock under our share repurchase program in the first nine months of 2017. The total cost of these shares was $302.1 million, of which $3.4 million was recorded in accounts payable at June 30, 2017, related to shares that did not settle until July 2017. We also paid $5.3 million in the first quarter of 2017 for unsettled share repurchases outstanding at September 30, 2016. We repurchased approximately 3.5 million shares of our common stock in the first nine months of 2016. The total cost of these shares was $370.0 million, of which $8.4 million was recorded in accounts payable at June 30, 2016, related to shares that did not settle until July 2016. Our decision to repurchase additional shares in the remainder of 2017 will depend on business conditions, free cash flow generation, other cash requirements and stock price. At June 30, 2017, we had approximately $643.0 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2016. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
Given our extensive international operations, significant amounts of our cash, cash equivalents and investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are indefinitely reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of June 30, 2017, substantially all of our funds were held by these non-U.S. subsidiaries. The percentage of these funds held in non-U.S. subsidiaries can vary from quarter to quarter although substantially all of our funds were held by these non-U.S. subsidiaries on average over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $348.0 million at June 30, 2017, with a weighted average interest rate of 1.28 percent and weighted average maturity period of 8 days. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days.
At June 30, 2017, and September 30, 2016, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the nine months ended June 30, 2017. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility.
Separate short-term unsecured credit facilities of approximately $124.5 million at June 30, 2017, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at June 30, 2017 and 2016 were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2017 and 2016. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of June 30, 2017:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three and nine months ended June 30, 2017, we reclassified $0.8 million and $2.3 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. During the three and nine months ended June 30, 2016, we reclassified $1.0 million and $15.9 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $1.3 million of pre-tax net unrealized gains on cash flow hedges as of June 30, 2017, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at June 30, 2017, there has been no material change to this information, except as discussed in Note 14 in the Condensed Consolidated Financial Statements.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$881.0	$0.3	$881.3	$(17.2)	$864.1	$799.6
Canada	82.2	3.5	85.7	—	85.7	82.2
Europe, Middle East and Africa	297.3	6.5	303.8	(0.4)	303.4	303.7
Asia Pacific	226.3	3.0	229.3	—	229.3	188.3
Latin America	112.4	(0.3)	112.1	—	112.1	100.2
Total Company Sales	$1,599.2	$13.0	$1,612.2	$(17.6)	$1,594.6	$1,474.0

	Nine Months Ended June 30, 2017					Nine Months Ended June 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$2,569.8	$0.7	$2,570.5	$(58.3)	$2,512.2	$2,391.7
Canada	249.9	1.0	250.9	(0.1)	250.8	237.1
Europe, Middle East and Africa	869.0	18.8	887.8	(6.4)	881.4	852.5
Asia Pacific	630.4	7.9	638.3	(2.4)	635.9	540.7
Latin America	324.7	9.4	334.1	(0.1)	334.0	318.9
Total Company Sales	$4,643.8	$37.8	$4,681.6	$(67.3)	$4,614.3	$4,340.9

ROCKWELL AUTOMATION, INC.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2017					Three Months Ended June 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$731.9	$6.5	$738.4	$(2.1)	$736.3	$666.4
Control Products & Solutions	867.3	6.5	873.8	(15.5)	858.3	807.6
Total Company Sales	$1,599.2	$13.0	$1,612.2	$(17.6)	$1,594.6	$1,474.0

	Nine Months Ended June 30, 2017					Nine Months Ended June 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,147.3	$17.7	$2,165.0	$(20.8)	$2,144.2	$1,938.8
Control Products & Solutions	2,496.5	20.1	2,516.6	(46.5)	2,470.1	2,402.1
Total Company Sales	$4,643.8	$37.8	$4,681.6	$(67.3)	$4,614.3	$4,340.9

ROCKWELL AUTOMATION, INC.

Critical Accounting Policies and Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Condensed Consolidated Financial Statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies that we believe could have the most significant effect on our reported results or require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at June 30, 2017, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at June 30, 2017, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at June 30, 2017, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at June 30, 2017, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. We believe that at June 30, 2017, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2017	303,183	$154.53	303,183	$712,181,890
May 1 - 31, 2017	260,000	156.83	260,000	671,406,461
June 1 - 30, 2017	176,582	161.03	176,582	642,971,401
Total	739,765	156.89	739,765

(1)	Average price paid per share includes brokerage commissions.

(2)
On April 6, 2016, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10*	—	Summary of Non-employee Director Compensation and Benefits effective as of October 1, 2017.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
* Management contract or compensatory plan or arrangement

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10	Summary of Non-employee Director Compensation and Benefits effective as of October 1, 2017.
15	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	August 2, 2017	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 2, 2017	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)