Form 10-K
period 2017-09-30
ROCKWELL AUTOMATION INC
filed 2017-11-15
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2017 was approximately $19.9 billion.
128,502,915 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 6, 2018 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract, develop, and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	the successful integration and management of acquired businesses and technologies;

•	the availability and price of components and materials;

•	the successful execution of our cost productivity initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.
Item 1.    Business
General
Rockwell Automation, Inc. (“Rockwell Automation” or the “Company”), a leader in industrial automation and information, makes its customers more productive and the world more sustainable. Our products, solutions and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk.
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 6, 2018 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. In 2017, our total sales were $6.3 billion. Our Architecture & Software operating segment recorded sales of $2.9 billion (46 percent of our total sales) in 2017. Our Control Products & Solutions operating segment recorded sales of $3.4 billion (54 percent of our total sales) in 2017.
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
Additional information with respect to our operating segments, including a description of our operating segments and their contributions to sales and operating earnings for each of the three years ended September 30, 2017, 2016 and 2015 is contained in Note 16 in the Financial Statements and under the caption Results of Operations in MD&A.
Geographic Information
In 2017, sales to customers in the United States accounted for 55 percent of our total sales. We do business in more than 80 countries around the world. The largest sales outside the United States on a country-of-destination basis are in China, Canada, Mexico, Italy, the United Kingdom, Germany and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our global operations. Sales and property information by major geographic area for each of the past three years is contained in Note 16 in the Financial Statements.
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
Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 75 percent of our global sales are through independent distributors. Sales to our largest distributor in 2017, 2016 and 2015 were approximately 10 percent of our total sales.
Research and Development
Our research and development spending for the years ended September 30, 2017, 2016 and 2015 was $348.2 million, $319.3 million and $307.3 million, respectively. Customer-sponsored research and development was not significant in 2017, 2016 or 2015.
Employees
At September 30, 2017, we had approximately 22,000 employees. Approximately 8,500 were employed in the United States.

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
Backlog
Our total order backlog consists of (in millions):

	September 30,
	2017	2016
Architecture & Software	$205.1	$185.8
Control Products & Solutions	1,091.6	1,024.6
	$1,296.7	$1,210.4
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled beyond 2018 were approximately $269 million as of September 30, 2017.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 15 in the Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.
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
Available Information
We maintain a website at http://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual reports to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site through the “Investors” link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.     Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on the Company only to a limited extent.
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
Our goal is to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value. However, the risks set forth below and elsewhere in this Annual Report on Form 10-K and other risks and uncertainties could adversely affect us and cause our results to vary materially from recent results or from our anticipated future results.
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
Demand for our products is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns arise, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products.
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
We do business in more than 80 countries around the world. Approximately 45 percent of our sales in 2017 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations and policies, including those related to tariffs, investments, taxation, trade controls, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates.
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

Failures or security breaches of our products, manufacturing environment, or information technology systems could have an adverse effect on our business.
We rely heavily on information technology (IT) in our products, solutions and services for customers, manufacturing environment, and in our enterprise IT infrastructure in order to achieve our business objectives. Despite the implementation of security measures, IT systems, including our corporate enterprise systems, manufacturing systems, and industrial control systems such as those we sell and service, are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders and other actors who may engage in fraud, theft of confidential or proprietary information and sabotage. These systems are also vulnerable to malware (including ransomware), cyber attack, and other events, ranging from individual attempts to advanced persistent threats. Recent global cyber attacks have been perpetuated by compromising software updates in widely-used software products, increasing the risk of this potential threat. In some cases, these malware attacks were spread throughout the supply chain, moving from one company to the next via authorized network connections.
Our products, solutions and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering or sabotage.  Among other industries, our products, solutions and services are often employed in the control of critical infrastructure.  Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our products, solutions and services, we can reduce risk, not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated and monitored, much of which are typically outside our control.
Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies.  In addition, we rely on partners and vendors for a wide range of outsourced activities. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees and others.
Our information security efforts, under the leadership of our Chief Information Security Officer and Chief Product Security Officer, with the support of the entire management team, include major programs designed to address security governance, product security, identification and protection of critical assets, insider risk, third-party risk, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security incident.
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

Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our products, solutions and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve and across our market segments. We seek to maintain acceptable pricing levels across and within geographic markets by continually developing advanced technologies for new products and product enhancements and offering complete solutions for our customers’ business problems. In addition, we continue to drive productivity to reduce our cost structure. If we fail to achieve our objectives, to keep pace with technological changes, or to provide high quality products, solutions and services, we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
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
Our business success depends on attracting, developing, and retaining highly qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Difficulty attracting, developing, and retaining members of our management team and key employees could have a negative effect on our business, operating results and financial condition.
Increasing employee benefit costs could have a negative effect on our operating results and financial condition.
One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits. The expenses we record for our pension and other postretirement benefit pension plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions and health care trend rates. Significant unfavorable changes in these factors would increase our expenses. Expenses related to employer-funded health care benefits depend on laws and regulations, which could change, as well as health care cost inflation. An inability to control costs related to employee and retiree benefits could negatively impact our operating results and financial condition.

We rely on our distribution channel for a substantial portion of our sales.
In the United States and Canada, a large percentage of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. We depend on the capabilities and competencies of our distributors to sell our products and services and deliver value to our customers. Disruptions to our existing distribution channel or the failure of distributors to maintain and develop the appropriate capabilities to sell our products and services could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor or other events.
Potential liabilities and costs from litigation (including asbestos claims and environmental remediation) could reduce our profitability.
Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to the safety and security of the products, solutions and services we sell, employment, contract matters, and environmental remediation.
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
Our operations are subject to various environmental regulations that are concerned with human health, the limitation and control of emissions and discharges into the air, ground, and water, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Our financial responsibility to clean up contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.
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
Failure to identify, manage, complete, and integrate acquisitions and technology investments may adversely affect our business.
As part of our strategy, we may pursue acquisitions of or investment opportunities in businesses as well as the purchase of technology from third parties. In order to be successful with these transactions, we must identify attractive acquisition or investment opportunities, successfully complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology. We may not be able to identify or complete beneficial acquisition or transaction opportunities given the intense competition for them. Even if we successfully identify and complete such transactions, we may not be able to successfully address risks and uncertainties inherent in such transactions, including:

•
difficulties in integrating the purchased operations, technologies, products or services, retaining the acquired business’ customers and achieving the expected benefits of the acquisition, such as sales increases, access to technologies, cost savings and increases in geographic or product presence, in the desired time frames;

•	loss of key employees of the acquired business;

•	legal and compliance issues;

•	difficulties implementing and maintaining consistent standards, controls, procedures, policies and information systems; and

•	diversion of management’s attention from other business concerns.
Future acquisitions and technology investments could result in debt, dilution, liabilities, increased interest expense, restructuring charges and amortization expenses related to intangible assets.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 3.3 million square feet, of which 38 percent was in the United States and Canada. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2017.

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Cambridge, Canada	Canada
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding the manufacturing square footage of our principal locations as of September 30, 2017.

Location	Manufacturing Square Footage

Monterrey, Mexico	637,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Cambridge, Canada	216,000
Harbin, China	162,000
Shanghai, China	141,000
Singapore	139,000
Katowice, Poland	138,000
Tecate, Mexico	135,000
Ladysmith, Wisconsin, United States	124,000
Richland Center, Wisconsin, United States	124,000
Jundiai, Brazil	115,000
There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels.

Item 3.    Legal Proceedings
The information required by this Item is contained in Note 15 in the Financial Statements within the section entitled Other Matters.

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2017 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Blake D. Moret — President and Chief Executive Officer since July 1, 2016; previously Senior Vice President	54
Sujeet Chand — Senior Vice President and Chief Technology Officer	59
Patrick P. Goris — Senior Vice President and Chief Financial Officer since February 7, 2017; previously Vice President, Finance, Architecture and Software and (from 2013-2015) Operating and Engineering Services, and (from July 2015) Vice President, Investor Relations	46
Theodore D. Crandall — Senior Vice President since February 7, 2017; previously Senior Vice President and Chief Financial Officer	62
David M. Dorgan — Vice President and Controller	53
Steven W. Etzel — Vice President and Treasurer	57
Elik I. Fooks — Senior Vice President since March 16, 2017; previously Vice President and General Manager, Sensing, Safety, and Connectivity Business	66
Rebecca W. House — Senior Vice President, General Counsel and Secretary since January 3, 2017; previously Assistant General Counsel, Operations and Compliance, and Assistant Secretary at Harley-Davidson, Inc. (motorcycle manufacturer)	44
Frank C. Kulaszewicz — Senior Vice President	53
John P. McDermott — Senior Vice President	59
John M. Miller — Vice President and Chief Intellectual Property Counsel	50
Robert B. Murphy — Senior Vice President, Operations and Engineering Services since May 2, 2016; previously Vice President, Manufacturing Operations	58
Christopher Nardecchia — Senior Vice President and Chief Information Officer since November 1, 2017; previously Vice President and Chief Information Officer, Global Operations and Supply Chain, Amgen, Inc. (biopharmaceutical company)	55
Susan J. Schmitt — Senior Vice President, Human Resources	54
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2017, there were 17,064 shareowners of record of our common stock.
The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange-Composite Transactions reporting system during each quarter of our fiscal years ended September 30, 2017 and 2016:

	2017		2016
Fiscal Quarters	High	Low	High	Low
First	$139.64	$114.46	$111.03	$98.47
Second	157.30	135.18	115.62	87.53
Third	165.39	148.31	120.60	107.17
Fourth	179.50	158.00	123.11	110.89
We declare and pay dividends at the sole discretion of our Board of Directors. During 2017 we declared and paid aggregate cash dividends of $3.04 per common share. During the first quarter of fiscal 2017, we increased our quarterly dividend per common share 5 percent to 76 cents per common share effective with the dividend payable in December 2016 ($3.04 per common share annually). During 2016 we declared and paid aggregate cash dividends of $2.90 per common share.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 – 31, 2017	149,700	$164.73	149,700	$618,311,524
August 1 – 31, 2017	60,000	165.11	60,000	608,404,669
September 1 – 30, 2017	—	—	—	608,404,669
Total	209,700	164.84	209,700

(1)	Average price paid per share includes brokerage commissions.

(2)
On April 6, 2016, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (Exchange Act) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
The following line graph compares the cumulative total shareowner return on our Common Stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Electrical Components & Equipment (S&P Electrical C&E) Index for the period of five fiscal years from October 1, 2012 to September 30, 2017, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2012 and reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Rockwell Automation, S&P 500 Index, and S&P Electrical Components & Equipment
$300
$250
$200
$150
$100
$50
2012
2013
2014
2015
2016
2017
Fiscal Year Ended September 30
Rockwell Automation*
S&P 500 Index
S&P Electrical C&E

The cumulative total returns on Rockwell Automation Common Stock and each index as of each September 30, 2012 through 2017 plotted in the above graph are as follows:

	2012	2013	2014	2015	2016	2017
Rockwell Automation*	$100.00	$157.17	$164.66	$155.63	$192.64	$286.17
S&P 500 Index	100.00	119.34	142.89	142.02	163.93	194.44
S&P Electrical Components & Equipment	100.00	138.10	137.20	113.89	140.88	169.23
Cash dividends per common share	1.745	1.98	2.32	2.60	2.90	3.04
* Includes the reinvestment of all dividends in our Common Stock.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The selected financial data below has been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,311.3	$5,879.5	$6,307.9	$6,623.5	$6,351.9
Interest expense	76.2	71.3	63.7	59.3	60.9
Net income(1)	825.7	729.7	827.6	826.8	756.3
Earnings per share:
Basic	6.42	5.60	6.15	5.98	5.43
Diluted	6.35	5.56	6.09	5.91	5.36
Cash dividends per share	3.04	2.90	2.60	2.32	1.98
Consolidated Balance Sheet Data: (at end of period)
Total assets	$7,161.7	$7,101.2	$6,404.7	$6,224.3	$5,844.6
Short-term debt and current portion of long-term debt	600.4	448.6	—	325.0	179.0
Long-term debt	1,243.4	1,516.3	1,500.9	900.4	905.1
Shareowners’ equity	2,663.6	1,990.1	2,256.8	2,658.1	2,585.5
Other Data:
Capital expenditures	$141.7	$116.9	$122.9	$141.0	$146.2
Depreciation	138.7	143.3	133.1	122.5	113.8
Intangible asset amortization	30.2	28.9	29.4	30.0	31.4

(1)
During the fourth quarter of fiscal 2017, we sold a product distribution business within our Control Products & Solutions segment. This business held no intellectual property and included products sold outside of our core channel and under different brands. We sold this business for approximately $94 million and recorded a pre-tax gain of $60.8 million, which is included within Other Income (Expense) in the Consolidated Statement of Operations.

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
Long-term Strategy
Our strategy is to bring The Connected Enterprise to life. We integrate control and information across the enterprise to help industrial companies and their people be more productive. Our vision of being the most valued global provider of innovative industrial automation and information products, solutions and services is supported by our growth and performance strategy, which seeks to:

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
By implementing the above strategy, we seek to achieve our long-term financial goals, including above-market organic sales growth, EPS growth above sales growth, return on invested capital in excess of 20 percent and free cash flow equal to about 100 percent of Adjusted Income. We expect acquisitions to add a percentage point or more per year to long-term sales growth.

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
Broad Range of Industries Served
We apply our knowledge of manufacturing applications to help customers solve their business challenges. We serve customers in a wide range of industries, including consumer products, heavy industries and transportation.
Our consumer products customers are engaged in the food and beverage, home and personal care and life sciences industries. These customers’ needs include new capacity, incremental capacity from existing facilities, flexible manufacturing and regulatory compliance. These customers operate in an environment where product innovation and time to market are critical factors.

We serve customers in heavy industries, including oil and gas, mining, aggregates, cement, metals, energy, semiconductor, pulp and paper and water/wastewater. Companies in resource-based industries typically invest in capacity expansion when commodity prices are relatively high and global demand for basic materials is increasing. In addition, there is ongoing investment in upgrades of aging automation systems and productivity.
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

U. S. Industrial Economic Trends
In 2017, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators from fiscal 2015 to 2017. In the fourth quarter of fiscal 2017, all four indicators improved compared to the same quarter in the prior year, with PMI and Industrial Equipment Spending also improving sequentially.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2017 quarter ended:
September 2017	104.7	60.8	245.5	76.1
June 2017	105.1	57.8	241.7	76.6
March 2017	103.7	57.2	234.3	75.8
December 2016	103.3	54.5	229.0	75.8
Fiscal 2016 quarter ended:
September 2016	103.1	51.7	226.0	75.8
June 2016	102.9	52.8	224.4	75.7
March 2016	103.1	51.7	220.6	75.8
December 2015	103.4	47.9	224.0	76.0
Fiscal 2015 quarter ended:
September 2015	104.4	50.1	220.7	76.7
June 2015	104.3	53.0	221.9	76.8
March 2015	105.4	52.3	216.8	77.8
December 2014	106.3	54.9	216.5	78.6
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In 2017, sales outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the “Overview” section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Having seen a return to industrial production growth in all regions in fiscal year 2017, further growth is forecast for fiscal year 2018. In Europe, business sentiment remains at high levels, while in Asia the macroeconomic environment is stable. In Latin America, business confidence and investment levels in Brazil are improving, although growth is expected to slow in Mexico. Industrial production and GDP growth in Canada is expected to continue in fiscal year 2018.

Summary of Results of Operations
In 2017, sales were $6,311.3 million, an increase of 7.3 percent year over year. Organic sales increased 6.1 percent. Currency translation reduced sales by 0.3 percentage points, and acquisitions contributed 1.5 percentage points to sales growth. Growth was broad-based across regions and was led by strength in the automotive, semiconductor, and food and beverage industries.
The following is a summary of our results related to key growth initiatives:

•	Logix reported and organic sales increased 10 percent year over year compared to 2016.

•
Process initiative sales increased 13 percent in 2017 compared to 2016, and process initiative organic sales increased 4 percent. Currency translation reduced process sales by one percentage point, and acquisitions contributed 10 percentage points to process sales growth.

•
Sales in emerging countries increased 8.7 percent in 2017 compared to 2016. Organic sales in emerging countries increased 10.1 percent year over year. Currency translation reduced sales in emerging countries by 1.5 percentage points, and acquisitions contributed 0.1 percentage points to sales growth.

The following table reflects our sales and operating results for the years ended September 30, 2017, 2016 and 2015 (in millions, except per share amounts):

	Year Ended September 30,
	2017	2016	2015
Sales
Architecture & Software	$2,899.3	$2,635.2	$2,749.5
Control Products & Solutions	3,412.0	3,244.3	3,558.4
Total sales (a)	$6,311.3	$5,879.5	$6,307.9
Segment operating earnings(1)
Architecture & Software	$781.5	$695.0	$808.6
Control Products & Solutions	451.6	493.7	551.9
Total segment operating earnings(2) (b)	1,233.1	1,188.7	1,360.5
Purchase accounting depreciation and amortization	(21.4)	(18.4)	(21.0)
General corporate — net	(76.3)	(79.7)	(85.6)
Non-operating pension costs	(82.6)	(76.2)	(62.7)
Gain on sale of business(4)	60.8	—	—
Interest expense	(76.2)	(71.3)	(63.7)
Income before income taxes (c)	1,037.4	943.1	1,127.5
Income tax provision	(211.7)	(213.4)	(299.9)
Net income	$825.7	$729.7	$827.6

Diluted EPS	$6.35	$5.56	$6.09

Adjusted EPS(3)	$6.76	$5.93	$6.40

Diluted weighted average outstanding shares	129.9	131.1	135.7
Total segment operating margin(2) (b/a)	19.5%	20.2%	21.6%
Pre-tax margin (c/a)	16.4%	16.0%	17.9%

(1)	See Note 16 in the Financial Statements for the definition of segment operating earnings.

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

(4)
During the fourth quarter of fiscal 2017, we sold a product distribution business within our Control Products & Solutions segment. This business held no intellectual property and included products sold outside of our core channel and under different brands. We sold this business for approximately $94 million and recorded a pre-tax gain of $60.8 million, which is included within Other Income (Expense) in the Consolidated Statement of Operations.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2017	2016	2015
Purchase accounting depreciation and amortization
Architecture & Software	$6.4	$3.9	$4.3
Control Products & Solutions	14.0	13.5	15.7
Non-operating pension costs
Architecture & Software	29.7	26.9	22.6
Control Products & Solutions	46.4	42.0	35.3
The increases in non-operating pension costs in both segments in fiscal 2017 were primarily due to the decrease in our U.S. discount rate from 4.55 percent for fiscal 2016 to 3.75 percent for fiscal 2017.
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

The following are the components of operating and non-operating pension costs for the years ended September 30, 2017, 2016 and 2015 (in millions):

	Year Ended September 30,
	2017	2016	2015
Service cost	$97.0	$88.0	$85.7
Amortization of prior service credit	(3.7)	(2.9)	(2.7)
Operating pension costs	93.3	85.1	83.0

Interest cost	151.6	169.5	167.2
Expected return on plan assets	(225.2)	(218.3)	(223.2)
Amortization of net actuarial loss	152.9	124.5	118.7
Special termination benefit	0.5	0.5	—
Settlements	2.8	—	—
Non-operating pension costs	82.6	76.2	62.7

Net periodic pension cost	$175.9	$161.3	$145.7

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the years ended September 30, 2017, 2016 and 2015 (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2017	2016	2015
Income from continuing operations	$825.7	$729.7	$827.6
Non-operating pension costs	82.6	76.2	62.7
Tax effect of non-operating pension costs	(29.6)	(27.5)	(21.9)
Adjusted Income	$878.7	$778.4	$868.4

Diluted EPS from continuing operations	$6.35	$5.56	$6.09
Non-operating pension costs per diluted share	0.64	0.58	0.46
Tax effect of non-operating pension costs per diluted share	(0.23)	(0.21)	(0.15)
Adjusted EPS	$6.76	$5.93	$6.40

Effective tax rate	20.4%	22.6%	26.6%
Tax effect of non-operating pension costs	1.1%	1.0%	0.4%
Adjusted Effective Tax Rate	21.5%	23.6%	27.0%

2017 Compared to 2016

(in millions, except per share amounts)	2017	2016	Change
Sales	$6,311.3	$5,879.5	$431.8
Income before income taxes	1,037.4	943.1	94.3
Diluted EPS	6.35	5.56	0.79
Adjusted EPS	6.76	5.93	0.83
Sales
Sales in fiscal 2017 increased 7.3 percent compared to 2016. Organic sales increased 6.1 percent. Currency translation reduced sales by 0.3 percentage points, and acquisitions contributed 1.5 percentage points to sales growth. Pricing contributed less than one percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2017 and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Year Ended September 30, 2017	Year Ended September 30, 2016	Year Ended September 30, 2016
United States	$3,458.4	7.6%	5.2%
Canada	343.4	8.5%	7.7%
Europe, Middle East and Africa	1,193.7	4.1%	3.8%
Asia Pacific	866.4	13.3%	13.9%
Latin America	449.4	2.6%	4.1%
Total sales	$6,311.3	7.3%	6.1%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States increased year over year, led by strength in the automotive and consumer industries.

•	Sales in Canada grew, with growth led by the pulp and paper, consumer, and automotive industries.

•	EMEA sales increased compared to the prior year, with growth in both emerging and developed countries.

•	Asia Pacific sales increased year over year, with strong growth across the region, particularly within the semiconductor industry.

•	Sales growth in Latin America was mixed with growth led by Mexico, partially offset by declines across the rest of the region.
General Corporate - Net
General corporate - net expenses were $76.3 million in fiscal 2017 compared to $79.7 million in fiscal 2016.
Income before Income Taxes
Income before income taxes increased 10 percent from $943.1 million in 2016 to $1,037.4 million in 2017, primarily due to the gain on sale of a business in the fourth quarter and an increase in segment operating earnings. Total segment operating earnings increased 4 percent year over year from $1,188.7 million in 2016 to $1,233.1 million in 2017, primarily due to higher sales, partially offset by higher incentive compensation and restructuring charges. In fiscal 2016, we did not incur expenses related to our primary annual incentive compensation plans, which are based on our company's performance. In fiscal 2017, we recorded approximately $115 million related to these plans.

Income Taxes
The effective tax rate in 2017 was 20.4 percent compared to 22.6 percent in 2016. The Adjusted Effective Tax Rate in 2017 was 21.5 percent compared to 23.6 percent in 2016. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to larger favorable discrete tax items in the current year.
See Note 14 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2017 and 2016 affecting each year's respective tax rates.
Architecture & Software

(in millions, except percentages)	2017	2016	Change
Sales	$2,899.3	$2,635.2	$264.1
Segment operating earnings	781.5	695.0	86.5
Segment operating margin	27.0%	26.4%	0.6	pts
Sales
Architecture & Software sales increased 10.0 percent in 2017 compared to 2016. Organic sales increased 9.4 percent, the effects of currency translation reduced sales by 0.3 percentage points, and acquisitions contributed 0.9 percentage points to sales growth. Pricing contributed approximately one percentage point to growth during the year. All regions experienced reported and organic sales growth. The United States was the strongest performing region. Logix reported and organic sales increased 10 percent in 2017 compared to 2016.
Operating Margin
Architecture & Software segment operating earnings increased 12 percent. Operating margin was 27.0 percent in 2017 compared to 26.4 percent in 2016, primarily due to higher sales, partially offset by higher incentive compensation and restructuring charges.
Control Products & Solutions

(in millions, except percentages)	2017	2016	Change
Sales	$3,412.0	$3,244.3	$167.7
Segment operating earnings	451.6	493.7	(42.1)
Segment operating margin	13.2%	15.2%	(2.0)	pts
Sales
Control Products & Solutions sales increased 5.2 percent in 2017 compared to 2016. Organic sales increased 3.4 percent, the effects of currency translation reduced sales by 0.2 percentage points, and acquisitions contributed 2.0 percentage points to sales growth. Pricing did not have a significant impact on growth during the year. All regions experienced reported and organic sales growth. The United States and Asia Pacific were the strongest performing regions.
Sales in our solutions and services businesses increased 4 percent year over year. Organic sales in our solutions and services businesses increased 1 percent during 2017, and acquisitions contributed 3 percentage points to growth.
Product sales increased 6 percent year over year. Product organic sales increased 7 percent year over year in 2017, and currency translation reduced sales by approximately 1 percentage point.
Operating Margin
Control Products & Solutions segment operating earnings decreased 9 percent year over year. Segment operating margin was 13.2 percent in 2017 compared to 15.2 percent a year ago, primarily due to higher incentive compensation and restructuring charges, partially offset by higher sales.

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
See Note 14 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2016 and 2015 affecting each year's respective tax rates.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2017	2016	2015
Cash provided by (used for):
Operating activities	$1,034.0	$947.3	$1,187.7
Investing activities	(516.7)	(440.0)	(246.9)
Financing activities	(649.6)	(397.7)	(608.1)
Effect of exchange rate changes on cash	16.8	(10.5)	(96.7)
Cash (used for) provided by continuing operations	$(115.5)	$99.1	$236.0
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Year Ended September 30,
	2017	2016	2015
Cash provided by continuing operating activities	$1,034.0	$947.3	$1,187.7
Capital expenditures	(141.7)	(116.9)	(122.9)
Excess income tax benefit from share-based compensation	—	3.3	12.4
Free cash flow	$892.3	$833.7	$1,077.2
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
Cash provided by operating activities was $1,034.0 million for the year ended September 30, 2017 compared to $947.3 million for the year ended September 30, 2016. Free cash flow was $892.3 million for the year ended September 30, 2017 compared to $833.7 million for the year ended September 30, 2016. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to lower incentive compensation and income tax payments, partially offset by a voluntary contribution of $200.0 million to our U.S. qualified pension plan in 2017.
We repurchased approximately 2.3 million shares of our common stock under our share repurchase program in 2017 at a total cost of $336.6 million. In 2016, we repurchased approximately 4.6 million shares of our common stock under our share repurchase program at a total cost of $500.2 million. At September 30, 2017 there were no outstanding common stock share repurchases recorded in accounts payable. At September 30, 2016, there were $5.3 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2017. Our decision to repurchase shares in 2018 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On April 6, 2016, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At September 30, 2017 we had approximately $608.4 million remaining for share repurchases under our existing board authorization. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt, including the current portion of long-term debt. We expect capital expenditures in 2018 to be about $160 million. We expect to fund the $250.0 million current portion of long term debt due December 2017 with the issuance of commercial paper. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
Given our extensive international operations, significant amounts of our cash, cash equivalents and short-term investments (funds) are held by non-U.S. subsidiaries where our undistributed earnings are indefinitely reinvested. Generally, these funds would be subject to U.S. tax if repatriated. As of September 30, 2017, substantially all of our funds were held by these non-U.S. subsidiaries. The percentage of these funds held by non-U.S. subsidiaries can vary from quarter to quarter although substantially all of our funds were held by these non-U.S. subsidiaries on average over the past eight quarters. We have not encountered and do not expect to encounter any difficulty meeting the liquidity requirements of our domestic and international operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days.
At September 30, 2017 and 2016, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2017 or 2016. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility. Separate short-term unsecured credit facilities of approximately $128.4 million at September 30, 2017 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2017 and September 30, 2016 were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2017 and September 30, 2016. Additional information related to our credit facilities is included in Note 5 in the Financial Statements.
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
The following is a summary of our credit ratings as of September 30, 2017:

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
Cash dividends to shareowners were $390.7 million in 2017 ($3.04 per common share), $378.2 million in 2016 ($2.90 per common share) and $350.1 million in 2015 ($2.60 per common share). Our quarterly dividend rate as of September 30, 2017 is $0.76 per common share ($3.04 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2017 is as follows (in millions):

	Payments by Period
	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt and interest (a)	$2,969.3	$314.6	$57.6	$354.0	$51.4	$51.4	$2,140.3
Minimum operating lease payments	285.0	73.3	62.4	52.1	36.6	25.8	34.8
Postretirement benefits (b)	77.8	9.7	9.3	6.0	4.9	4.7	43.2
Pension funding contribution (c)	53.8	53.8	—	—	—	—	—
Purchase obligations (d)	48.2	22.2	10.0	10.2	3.1	0.6	2.1
Other long-term liabilities (e)	83.0	11.0	—	—	—	—	—
Unrecognized tax benefits (f)	35.1	—	—	—	—	—	—
Total	3,552.2	484.6	139.3	422.3	96.0	82.5	2,220.4

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest but exclude the amounts to be paid or received under interest rate swap contracts, including the $4.6 million fair value adjustment recorded for the interest rate swap contracts at September 30, 2017 and the unamortized discount of $44.8 million at September 30, 2017. The 2018 amount includes the $250.0 million 5.65% notes due in December 2017. See Note 5 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2018 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2018 are excluded from the summary above, as these amounts cannot be estimated with certainty. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes contractual commitments for capital expenditures, certain materials purchases and long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental remediation costs, conditional asset retirement obligations and indemnification liabilities, net of related receivables. Amounts subsequent to 2018 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

(f)
Amount for unrecognized tax benefits includes accrued interest and penalties. We are unable to make a reasonably reliable estimate of when the liabilities for unrecognized tax benefits will be settled or paid.

Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency exchange rates affect our reported sales. Sales by acquired businesses also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of changes in currency exchange rates and acquisitions, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional and operating segment performance from the activities of our businesses without the effect of changes in currency exchange rates and acquisitions. We use organic sales as one measure to monitor and evaluate our regional and operating segment performance. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. When we acquire businesses, we exclude sales in the current period for which there are no comparable sales in the prior period. When we divest a business, we exclude sales in the prior period for which there are no comparable sales in the current period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year, excluding divestitures. We attribute sales to the geographic regions based on the country of destination.
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

						Year Ended September 30, 2016
	Year Ended September 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,458.4	$0.5	$3,458.9	$(77.9)	$3,381.0	$3,213.4
Canada	343.4	(2.5)	340.9	(0.1)	340.8	316.4
Europe, Middle East and Africa	1,193.7	3.7	1,197.4	(6.8)	1,190.6	1,147.2
Asia Pacific	866.4	6.5	872.9	(2.4)	870.5	764.4
Latin America	449.4	6.9	456.3	(0.2)	456.1	438.1
Total Company Sales	$6,311.3	$15.1	$6,326.4	$(87.4)	$6,239.0	$5,879.5

						Year Ended September 30, 2015
	Year Ended September 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
United States	$3,213.4	$2.1	$3,215.5	$(6.9)	$3,208.6	$3,446.8
Canada	316.4	25.1	341.5	—	341.5	366.6
Europe, Middle East and Africa	1,147.2	49.1	1,196.3	(1.1)	1,195.2	1,174.0
Asia Pacific	764.4	31.7	796.1	(1.6)	794.5	834.5
Latin America	438.1	83.0	521.1	—	521.1	486.0
Total Company Sales	$5,879.5	$191.0	$6,070.5	$(9.6)	$6,060.9	$6,307.9

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

						Year Ended September 30, 2016
	Year Ended September 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,899.3	$7.1	$2,906.4	$(22.5)	$2,883.9	$2,635.2
Control Products & Solutions	3,412.0	8.0	3,420.0	(64.9)	3,355.1	3,244.3
Total Company Sales	$6,311.3	$15.1	$6,326.4	$(87.4)	$6,239.0	$5,879.5

						Year Ended September 30, 2015
	Year Ended September 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales
Architecture & Software	$2,635.2	$83.7	$2,718.9	$(9.3)	$2,709.6	$2,749.5
Control Products & Solutions	3,244.3	107.3	3,351.6	(0.3)	3,351.3	3,558.4
Total Company Sales	$5,879.5	$191.0	$6,070.5	$(9.6)	$6,060.9	$6,307.9

Critical Accounting Estimates
We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 in the Financial Statements for information regarding our significant accounting policies.
Retirement Benefits — Pension
Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate and the expected rate of return on plan assets. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods.
Our global pension expense in 2017 was $175.9 million compared to $161.3 million in 2016. Approximately 77 percent of our 2017 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2017 U.S. pension expense included the following: discount rate of 3.75 percent (compared to 4.55 percent for 2016) and expected rate of return on plan assets of 7.50 percent (compared to 7.50 percent for 2016).
For 2018 our U.S. discount rate will increase to 3.90 percent from 3.75 percent in 2017. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
For 2018 our expected rate of return on U.S. plan assets will remain 7.50 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The financial markets produced positive returns in 2017. The plan’s debt securities return was positive. The plan’s equity securities return was above the expected return range in 2017, as U.S. and international equity returns were positive for the year. The actual return for our portfolio of U.S. plan assets was approximately 8.95 percent annualized for the 15 years ended September 30, 2017, and was approximately 7.45 percent annualized for the 20 years ended September 30, 2017.
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
The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$130.4	$12.7
Return on plan assets	—	6.7
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 12 in the Financial Statements.

Revenue Recognition — Customer Incentives
We offer various incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional products, solutions and services based on meeting specified program criteria. Customer incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Customer incentives are recognized in cost of sales for additional products, solutions and services to be provided. We record accruals at the time of revenue recognition as a current liability within Customer returns, rebates and incentives in our Consolidated Balance Sheet or, where a right of setoff exists, as a reduction of Receivables.
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $9.7 million.
More information regarding our revenue recognition and returns, rebates and incentives policies are contained in Note 1 in the Financial Statements.
Income Taxes — Undistributed Earnings
Our annual tax rate depends on the extent earnings are indefinitely reinvested outside the U.S. Indefinite reinvestment is determined by management's judgment about and intentions concerning the future operations of the Company. We have not provided U.S. deferred taxes for $3,526.0 million of undistributed earnings of certain non-U.S. subsidiaries, since these earnings have been determined to be indefinitely reinvested outside the U.S. and thus are not subject to U.S. income taxes and foreign withholding taxes. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
More information regarding income taxes is contained in Note 14 in the Financial Statements.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $13.5 million and a liability of $36.4 million at September 30, 2017. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2017 and 2016, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar strengthens relative to 2017 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $21.4 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2017 or 2016. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days. Commercial paper borrowings outstanding were $448.6 million at September 30, 2016, with a weighted average interest rate of 0.57 percent and weighted average maturity period of 35 days. We have issued, and anticipate continuing to issue, additional short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term debt obligations with a carrying value of $1,243.4 million at September 30, 2017 and $1,516.3 million at September 30, 2016. The fair value of this debt was $1,452.6 million at September 30, 2017 and $1,780.5 million at September 30, 2016. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point increase in market interest rates would not be significant to the overall fair value of our long-term debt. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
In February 2015, we entered into interest rate swap contracts, which we designated as fair value hedges. These interest rate swaps effectively converted the $600.0 million aggregate principal amount of our 2.050 percent notes payable in March 2020 (2020 Notes) and 2.875 percent notes payable in March 2025 (2025 Notes) to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 1.755 percent for the 2020 Notes and 2.165 percent for the 2025 Notes at September 30, 2017. The fair value of our interest rate swap contracts at September 30, 2017 was a net unrealized loss of $4.6 million. A hypothetical 50 basis point increase in average market interest rates related to our interest rate swaps would not be significant to our results of operations or financial condition.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,410.9	$1,526.4
Short-term investments	1,124.6	902.8
Receivables	1,135.5	1,079.0
Inventories	558.7	526.6
Other current assets	191.0	150.2
Total current assets	4,420.7	4,185.0
Property, net	583.9	578.3
Goodwill	1,077.7	1,073.9
Other intangible assets, net	238.0	255.3
Deferred income taxes	443.6	633.9
Other assets	397.8	374.8
Total	$7,161.7	$7,101.2
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$350.4	$448.6
Current portion of long-term debt	250.0	—
Accounts payable	623.2	543.1
Compensation and benefits	272.6	145.6
Advance payments from customers and deferred revenue	240.6	214.5
Customer returns, rebates and incentives	188.8	176.5
Other current liabilities	220.2	447.6
Total current liabilities	2,145.8	1,975.9
Long-term debt	1,243.4	1,516.3
Retirement benefits	892.5	1,430.2
Other liabilities	216.4	188.7
Commitments and contingent liabilities (Note 15)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,638.0	1,588.2
Retained earnings	6,103.4	5,668.4
Accumulated other comprehensive loss	(1,179.2)	(1,538.8)
Common stock in treasury, at cost (shares held: 2017, 53.0; 2016, 52.9)	(4,080.0)	(3,909.1)
Total shareowners’ equity	2,663.6	1,990.1
Total	$7,161.7	$7,101.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2017	2016	2015
Sales
Products and solutions	$5,628.9	$5,239.3	$5,652.2
Services	682.4	640.2	655.7
	6,311.3	5,879.5	6,307.9
Cost of sales
Products and solutions	(3,254.3)	(2,982.1)	(3,157.2)
Services	(432.8)	(421.9)	(447.6)
	(3,687.1)	(3,404.0)	(3,604.8)
Gross profit	2,624.2	2,475.5	2,703.1
Selling, general and administrative expenses	(1,591.5)	(1,467.4)	(1,506.4)
Other income (expense) (Note 13)	80.9	6.3	(5.5)
Interest expense	(76.2)	(71.3)	(63.7)
Income before income taxes	1,037.4	943.1	1,127.5
Income tax provision (Note 14)	(211.7)	(213.4)	(299.9)
Net income	$825.7	$729.7	$827.6
Earnings per share:
Basic	$6.42	$5.60	$6.15
Diluted	$6.35	$5.56	$6.09
Weighted average outstanding shares:
Basic	128.4	130.2	134.5
Diluted	129.9	131.1	135.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2017	2016	2015
Net income	$825.7	$729.7	$827.6
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax expense (benefit) of $159.3, ($73.7) and ($106.6))	312.8	(142.7)	(187.7)
Currency translation adjustments	57.2	(42.5)	(199.9)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($2.8), ($6.7) and $4.5)	(10.3)	(19.0)	1.0
Net change in unrealized gains and losses on available-for-sale investments	(0.1)	—	—
Other comprehensive income (loss)	359.6	(204.2)	(386.6)
Comprehensive income	$1,185.3	$525.5	$441.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2017	2016		2015
Operating activities:
Net income	$825.7	$729.7		$827.6
Adjustments to arrive at cash provided by operating activities:
Depreciation	138.7	143.3		133.1
Amortization of intangible assets	30.2	28.9		29.4
Share-based compensation expense	38.5	40.5		41.5
Retirement benefit expense	176.0	157.1		141.3
Pension contributions	(254.9)	(44.3)		(41.0)
Deferred income taxes	33.8	(70.5)		(29.3)
Gain on sale of business	(60.8)	—	—	—
Net loss (gain) on disposition of property	0.1	1.7		(0.1)
Excess income tax benefit from share-based compensation	—	(3.3)		(12.4)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(53.0)	(18.9)		73.4
Inventories	(30.4)	4.6		(2.5)
Accounts payable	81.1	32.3		17.3
Advance payments from customers and deferred revenue	21.3	11.7		20.7
Compensation and benefits	124.7	(81.1)		(33.9)
Income taxes	(22.2)	(8.9)		27.3
Other assets and liabilities	(14.8)	24.5		(4.7)
Cash provided by operating activities	1,034.0	947.3		1,187.7
Investing activities:
Capital expenditures	(141.7)	(116.9)		(122.9)
Acquisition of businesses, net of cash acquired	(1.1)	(139.1)		(21.2)
Purchases of investments	(1,444.2)	(1,070.7)		(867.6)
Proceeds from maturities of investments	912.6	886.3		762.7
Proceeds from sale of investments	62.6	—		—
Proceeds from sale of business	94.0	—		—
Proceeds from sale of property	1.1	0.4		2.1
Cash used for investing activities	(516.7)	(440.0)		(246.9)
Financing activities:
Net (repayment) issuance of short-term debt	(98.2)	448.6		(325.0)
Issuance of long-term debt, net of discount and issuance costs	—	—		594.3
Cash dividends	(390.7)	(378.2)		(350.1)
Purchases of treasury stock	(342.6)	(507.6)		(598.4)
Proceeds from the exercise of stock options	181.9	36.2		60.3
Excess income tax benefit from share-based compensation	—	3.3		12.4
Other financing activities	—	—		(1.6)
Cash used for financing activities	(649.6)	(397.7)		(608.1)
Effect of exchange rate changes on cash	16.8	(10.5)		(96.7)
(Decrease) increase in cash and cash equivalents	(115.5)	99.1		236.0
Cash and cash equivalents at beginning of year	1,526.4	1,427.3		1,191.3
Cash and cash equivalents at end of year	$1,410.9	$1,526.4		$1,427.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2017	2016	2015

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,588.2	1,552.1	1,512.3
Income tax benefit from share-based compensation	—	3.3	12.4
Share-based compensation expense	37.4	39.5	40.7
Shares delivered under incentive plans	12.4	(6.7)	(13.3)
Ending balance	1,638.0	1,588.2	1,552.1
Retained earnings
Beginning balance	5,668.4	5,316.9	4,839.6
Net income	825.7	729.7	827.6
Cash dividends (2017, $3.04 per share; 2016, $2.90 per share; 2015, $2.60 per share)	(390.7)	(378.2)	(350.1)
Shares delivered under incentive plans	—	—	(0.2)
Ending balance	6,103.4	5,668.4	5,316.9
Accumulated other comprehensive loss
Beginning balance	(1,538.8)	(1,334.6)	(948.0)
Other comprehensive income (loss)	359.6	(204.2)	(386.6)
Ending balance	(1,179.2)	(1,538.8)	(1,334.6)
Common stock in treasury, at cost
Beginning balance	(3,909.1)	(3,459.0)	(2,927.2)
Purchases	(337.3)	(500.4)	(606.4)
Shares delivered under incentive plans	166.4	50.3	74.6
Ending balance	(4,080.0)	(3,909.1)	(3,459.0)
Total shareowners’ equity	$2,663.6	$1,990.1	$2,256.8
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (“Rockwell Automation” or “the Company”), a leader in industrial automation and information, makes its customers more productive and the world more sustainable.
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
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $24.9 million at September 30, 2017 and $24.5 million at September 30, 2016. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $11.9 million at September 30, 2017 and $7.9 million at September 30, 2016.
Inventories
Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Property
Property, including internal-use software, is stated at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 8 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $29.6 million, $29.9 million and $27.3 million were accrued within accounts payable and other current liabilities at September 30, 2017, 2016 and 2015, respectively.

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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $348.2 million in 2017, $319.3 million in 2016 and $307.3 million in 2015. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.

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
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2017 (0.7 million shares), 2016 (2.2 million shares) and 2015 (1.4 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2017	2016	2015
Net income	$825.7	$729.7	$827.6
Less: Allocation to participating securities	(0.9)	(0.7)	(0.7)
Net income available to common shareowners	$824.8	$729.0	$826.9
Basic weighted average outstanding shares	128.4	130.2	134.5
Effect of dilutive securities
Stock options	1.2	0.9	1.1
Performance shares	0.3	—	0.1
Diluted weighted average outstanding shares	129.9	131.1	135.7
Earnings per share:
Basic	$6.42	$5.60	$6.15
Diluted	$6.35	$5.56	$6.09
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
Recent Accounting Pronouncements
In March 2017, the FASB issued a new standard regarding the presentation of net periodic pension and postretirement benefit costs. This standard requires the service cost component to be reported in the income statement in the same line item as other compensation costs arising from services rendered by the related employees during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component in either a separate line item or within another appropriate line item with disclosure of where those costs are recorded. This standard also requires that only the service cost component is eligible for capitalization, when applicable. This standard is effective for us for reporting periods starting October 1, 2018. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.
In March 2016, the Financial Accounting Standards Board (FASB) issued a new standard on share-based compensation. This requirement is effective for us no later than October 1, 2017; however, we elected to adopt earlier as of October 1, 2016. This standard requires entities to record the excess income tax benefit or deficiency from share-based compensation within the income tax provision rather than within additional paid-in capital. This change reduced our income tax provision by $29.0 million in the year ended September 30, 2017. The standard also requires this benefit or deficiency to be classified as an operating cash flow rather than as a financing cash flow. The requirement to record the benefit or deficiency within the income tax provision is effective on a prospective basis. We have elected to adopt the cash flow presentation requirement on a prospective basis. Our adoption of all other requirements under the new standard did not have a material impact on our consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We will adopt this new standard under the modified retrospective method in the first quarter of fiscal 2019, with the cumulative effect of initially applying the guidance recognized in retained earnings at the adoption date. We have established a project plan and a cross-functional implementation team to adopt the new standard. We are in the process of identifying and implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the years ended September 30, 2017 and 2016 were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2015	$388.0	$640.8	$1,028.8
Acquisition of businesses	35.0	37.7	72.7
Translation	(8.5)	(19.1)	(27.6)
Balance as of September 30, 2016	414.5	659.4	1,073.9
Acquisition of business	—	0.8	0.8
Divestiture of business (Note 13)	—	(10.3)	(10.3)
Translation	2.7	10.6	13.3
Balance as of September 30, 2017	$417.2	$660.5	$1,077.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Other Intangible Assets (Continued)

Other intangible assets consist of (in millions):

	September 30, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.8	$113.2	$81.6
Customer relationships	114.5	61.5	53.0
Technology	104.8	57.9	46.9
Trademarks	32.3	21.1	11.2
Other	11.4	9.8	1.6
Total amortized intangible assets	457.8	263.5	194.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$501.5	$263.5	$238.0

	September 30, 2016
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$182.4	$103.4	$79.0
Customer relationships	112.6	51.9	60.7
Technology	103.9	48.5	55.4
Trademarks	31.4	17.0	14.4
Other	11.0	8.9	2.1
Total amortized intangible assets	441.3	229.7	211.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$485.0	$229.7	$255.3
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $9.8 million in 2017, $11.5 million in 2016 and $9.4 million in 2015.
Estimated amortization expense is $27.5 million in 2018, $24.5 million in 2019, $21.4 million in 2020, $20.6 million in 2021 and $18.7 million in 2022.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2017 and concluded that these assets are not impaired.
3. Inventories
Inventories consist of (in millions):

	September 30,
	2017	2016
Finished goods	$218.7	$215.8
Work in process	168.0	158.0
Raw materials	172.0	152.8
Inventories	$558.7	$526.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property, net
Property consists of (in millions):

	September 30,
	2017	2016
Land	$5.2	$4.5
Buildings and improvements	351.6	333.7
Machinery and equipment	1,145.8	1,085.1
Internal-use software	461.5	451.1
Construction in progress	131.7	108.4
Total	2,095.8	1,982.8
Less accumulated depreciation	(1,511.9)	(1,404.5)
Property, net	$583.9	$578.3
5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2017	2016
5.65% notes, payable in December 2017	250.0	250.0
2.050% notes, payable in March 2020	298.7	305.1
2.875% notes, payable in March 2025	296.7	314.4
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(52.0)	(53.2)
Total	$1,493.4	$1,516.3
Less current portion	(250.0)	—
Long-term debt	1,243.4	1,516.3
In February 2015, upon issuance of our notes payable in March 2020 (2020 Notes) and March 2025 (2025 Notes), we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 1.755 percent for the 2020 Notes and 2.165 percent for the 2025 Notes at September 30, 2017. The aggregate fair value of the interest rate swap contracts at September 30, 2017 was a net unrealized loss of $4.6 million. We have designated these swaps as fair value hedges. The individual contracts are recorded in Other liabilities in the Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 9.
At September 30, 2017 and 2016, our total borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2017 or 2016. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility. Separate short-term unsecured credit facilities of approximately $128.4 million at September 30, 2017 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2017 and 2016 were not significant. There are no significant commitment fees or compensating balance requirements under any of our credit facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Long-term and Short-term Debt (Continued)

Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017 and $448.6 million at September 30, 2016. The weighted average interest rate of the commercial paper outstanding was 1.26 percent at September 30, 2017 and 0.57 percent at September 30, 2016.
Interest payments were $74.2 million during 2017, $69.2 million during 2016 and $60.8 million during 2015.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2017	2016
Unrealized losses on foreign exchange contracts (Note 9)	$31.3	$15.6
Product warranty obligations (Note 7)	28.5	28.0
Taxes other than income taxes	42.7	43.1
Accrued interest	16.9	16.9
Income taxes payable	32.6	28.6
Rocky Flats settlement (Note 18)	—	242.5
Other	68.2	72.9
Other current liabilities	$220.2	$447.6
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
Changes in product warranty obligations were (in millions):

	September 30,
	2017	2016
Beginning balance	$28.0	$27.9
Warranties recorded at time of sale	25.8	25.0
Adjustments to pre-existing warranties	(0.2)	1.2
Settlements of warranty claims	(25.1)	(26.1)
Ending balance	$28.5	$28.0

8. Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities. All investments meeting the U.S. GAAP definition of a security were classified as available-for-sale as of September 30, 2017 and 2016. Unrealized gains and losses on available-for-sale investments are included in our Consolidated Balance Sheet as a component of accumulated other comprehensive loss, net of any deferred taxes. Realized gains and losses are included in net income.
Our investments consist of (in millions):

	September 30,
	2017	2016
Certificates of deposit and time deposits	$1,005.3	$902.8
Commercial paper	20.3	—
Corporate debt securities	199.4	—
Government securities	116.8	—
Asset-backed securities	45.8	—
Total	$1,387.6	$902.8
Pre-tax gross unrealized gains and losses on available-for-sale investments were not material at September 30, 2017. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the years ended September 30, 2017 and 2016. At September 30, 2017, there were $1.0 million of outstanding purchases of investments recorded in accounts payable that did not settle until the next fiscal year.
We evaluated all investments for which the fair value was less than amortized cost for impairment on an individual security basis at September 30, 2017. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of September 30, 2017, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of September 30, 2017 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$1,124.6
Due in one to five years	263.0
Total	$1,387.6
Classification of our investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Consolidated Balance Sheet (in millions):

	September 30,
	2017	2016
Short-term investments	$1,124.6	$902.8
Other assets	263.0	—
Total	$1,387.6	$902.8
Information regarding the fair value of our investments is contained in Note 9 in the Financial Statements.
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
Additional information related to the impacts of cash flow hedges on other comprehensive income (loss) is included in Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments and Fair Value Measurement (Continued)

Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2017, we had a U.S. dollar-equivalent gross notional amount of $741.2 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2017	2016	2015
Forward exchange contracts	$(16.1)	$(6.6)	$41.7
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2017	2016	2015
Sales	$0.3	$(5.5)	$(8.4)
Cost of sales	(2.8)	25.5	44.6
Selling, general and administrative expenses	(0.5)	(0.9)	—
Total	$(3.0)	$19.1	$36.2
Approximately $15.4 million of pre-tax net unrealized losses on cash flow hedges as of September 30, 2017 will be reclassified into earnings during the next 12 months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2017, we had a gross notional amount of $677.3 million of foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2017	2016	2015
Forward exchange contracts	$(16.3)	$2.3	$(4.4)
Foreign currency denominated debt	—	0.8	1.0
Total	$(16.3)	$3.1	$(3.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments and Fair Value Measurement (Continued)

Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million in aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At September 30, 2017, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.
The pre-tax amount of net (losses) gains recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains and losses on the hedged debt instruments during the periods presented, was (in millions):

	2017	2016	2015
Interest expense	$(24.1)	$14.1	$5.4
Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2017, we had a U.S. dollar-equivalent gross notional amount of $224.9 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of (losses) gains from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2017	2016	2015
Cost of sales	$(1.8)	$0.9	$—
Other income (expense)	(8.6)	(11.1)	20.8
Total	$(10.4)	$(10.2)	$20.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments and Fair Value Measurement (Continued)

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
Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2017, 2016 or 2015. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,643.4 million at September 30, 2017. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/euro, USD/Swiss franc, USD/Canadian dollar and Swiss franc/euro.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	September 30, 2016
Forward exchange contracts	Other current assets	$12.4	$5.2
Forward exchange contracts	Other assets	0.3	0.6
Forward exchange contracts	Other current liabilities	(19.1)	(11.7)
Forward exchange contracts	Other liabilities	(5.1)	(1.8)
Interest rate swap contracts	Other assets	—	19.5
Interest rate swap contracts	Other liabilities	(4.6)	—
Total		$(16.1)	$11.8

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	September 30, 2016
Forward exchange contracts	Other current assets	$0.8	$4.4
Forward exchange contracts	Other current liabilities	(12.2)	(3.9)
Total		$(11.4)	$0.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments and Fair Value Measurement (Continued)

Investments
We recognize all available-for-sale investments at fair value in the Consolidated Balance Sheet. The valuation methodologies used for our investments measured at fair value are described as follows.
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
Asset-backed securities — Valued using a discounted cash flow approach that maximizes observable inputs, such as current yields of benchmark instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.
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
Fair values of our investments were (in millions):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$1,005.3	$—	$1,005.3
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	199.4	—	199.4
Government securities	98.9	17.9	—	116.8
Asset-backed securities	—	45.8	—	45.8
Total	$98.9	$1,288.7	$—	$1,387.6

September 30, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$902.8	$—	$902.8
Commercial paper	—	—	—	—
Corporate debt securities	—	—	—	—
Government securities	—	—	—	—
Asset-backed securities	—	—	—	—
Total	$—	$902.8	$—	$902.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments and Fair Value Measurement (Continued)

Other Financial Instruments
We also hold financial instruments consisting of cash, short-term debt and long-term debt. The fair values of our cash and short-term debt approximate their carrying amounts as reported in our Consolidated Balance Sheet due to the short-term nature of these instruments.
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
The following table presents the carrying amounts and estimated fair values of financial instruments not measured at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2017
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,410.9	$1,410.9	$1,299.4	$111.5	$—
Short-term debt	350.4	350.4	—	350.4	—
Current portion of long-term debt	250.0	251.6	—	251.6	—
Long-term debt	1,243.4	1,452.6	—	1,452.6	—

	September 30, 2016
		Fair Value
	Carrying Amount	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,526.4	$1,526.4	$1,480.6	$45.8	$—
Short-term debt	448.6	448.6	—	448.6	—
Current portion of long-term debt	—	—	—	—	—
Long-term debt	1,516.3	1,780.5	—	1,780.5	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareowners’ Equity
Common Stock
At September 30, 2017, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2017, 10.8 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2017	2016	2015
Beginning balance	128.5	132.4	136.7
Treasury stock purchases	(2.3)	(4.6)	(5.4)
Shares delivered under incentive plans	2.2	0.7	1.1
Ending balance	128.4	128.5	132.4
At September 30, 2017 there were no outstanding common stock share repurchases recorded in accounts payable. At September 30, 2016 there were $5.3 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2017.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended September 30, 2017, 2016 and 2015 were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 12)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2014	$(909.4)	$(52.5)	$13.9	$—	$(948.0)
Other comprehensive (loss) income before reclassifications	(257.3)	(199.9)	36.7	—	(420.5)
Amounts reclassified from accumulated other comprehensive loss	69.6	—	(35.7)	—	33.9
Other comprehensive (loss) income	(187.7)	(199.9)	1.0	—	(386.6)
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$—	$(1,334.6)
Other comprehensive (loss) income before reclassifications	(216.5)	(42.5)	(3.6)	—	(262.6)
Amounts reclassified from accumulated other comprehensive loss	73.8	—	(15.4)	—	58.4
Other comprehensive (loss) income	(142.7)	(42.5)	(19.0)	—	(204.2)
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$—	$(1,538.8)
Other comprehensive income (loss) before reclassifications	215.2	57.2	(12.3)	(0.1)	260.0
Amounts reclassified from accumulated other comprehensive loss	97.6	—	2.0	—	99.6
Other comprehensive income (loss)	$312.8	$57.2	$(10.3)	$(0.1)	$359.6
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareowners’ Equity (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations for the years ended September 30, 2017, 2016 and 2015 were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2017	2016	2015
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(9.8)	$(14.0)	$(17.2)	(a)
Amortization of net actuarial loss	155.2	126.8	123.2	(a)
Settlements	2.8	—	—	(a)
	148.2	112.8	106.0	Income before income taxes
	(50.6)	(39.0)	(36.4)	Income tax provision
	$97.6	$73.8	$69.6	Net income

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$(0.3)	$5.5	$8.4	Sales
Forward exchange contracts	2.8	(25.5)	(44.6)	Cost of sales
Forward exchange contracts	0.5	0.9	—	Selling, general and administrative expenses
	3.0	(19.1)	(36.2)	Income before income taxes
	(1.0)	3.7	0.5	Income tax provision
	$2.0	$(15.4)	$(35.7)	Net income

Total reclassifications	$99.6	$58.4	$33.9	Net income
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 12 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation
During 2017, 2016 and 2015 we recognized $38.5 million, $40.5 million and $41.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $12.3 million, $12.9 million and $13.2 million during 2017, 2016 and 2015, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2017, total unrecognized compensation cost related to share-based compensation awards was $34.6 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.7 years.
Our 2012 Long-Term Incentives Plan, as amended (2012 Plan), authorizes us to deliver up to 11.8 million shares of our common stock upon exercise of stock options or upon grant or in payment of stock appreciation rights, performance shares, performance units, restricted stock units and restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options or upon grant of shares of our common stock and restricted stock units. Shares relating to awards under our 2012 Plan, 2008 Long-Term Incentives Plan, as amended, or our 2000 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 5.6 million shares under our 2012 Plan and 0.2 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2017. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2017, 2016 and 2015 was $25.70, $21.28 and $26.70, respectively. The total intrinsic value of stock options exercised was $141.1 million, $21.9 million and $46.1 million during 2017, 2016 and 2015, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2017	2016	2015
Average risk-free interest rate	1.85%	1.76%	1.61%
Expected dividend yield	2.21%	2.78%	2.25%
Expected volatility	24%	29%	31%
Expected term (years)	5.1	5.1	5.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation (Continued)

A summary of stock option activity for the year ended September 30, 2017 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2016	5,098	$90.96
Granted	1,024	138.09
Exercised	(2,168)	81.70
Forfeited	(59)	122.45
Canceled	(6)	65.54
Outstanding at September 30, 2017	3,889	108.10	7.2	$272.6
Vested or expected to vest at September 30, 2017	2,642	92.07	5.7	227.6
Exercisable at September 30, 2017	1,847	92.14	5.6	158.9
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
A summary of performance share activity for the year ended September 30, 2017 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2016	240	$98.73
Granted(1)	42	174.37
Adjustment for performance results achieved(2)	(58)	108.48
Vested and issued	(6)	108.48
Forfeited	(28)	94.41
Outstanding at September 30, 2017	190	112.64

(1)	Performance shares granted assuming achievement of performance goals at target.

(2)	Adjustments were due to the number of shares vested under the fiscal 2014 awards at the end of the three-year performance period ended September 30, 2016 being lower than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2017, 2016 and 2015:

	2017	2016	2015
Percent payout	10%	93%	187%
Shares vested (in thousands)	6	67	154
Total fair value of shares vested (in millions)	$0.9	$7.1	$17.2
For the three-year performance period ending September 30, 2017, the payout will be 187 percent of the target number of shares, with a maximum of 139,000 shares to be delivered in payment under the awards in December 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2017, 2016 and 2015 was $174.37, $87.64 and $103.70, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2017	2016	2015
Average risk-free interest rate	1.35%	1.21%	0.96%
Expected dividend yield	2.20%	2.75%	2.22%
Expected volatility	23%	22%	24%
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2017, 2016 and 2015 was $138.32, $105.38 and $115.02, respectively. The total fair value of shares vested during the years ended September 30, 2017, 2016, and 2015 was $7.6 million, $7.0 million, and $8.0 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2017 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2016	156	$108.63
Granted	52	138.32
Vested	(54)	109.82
Forfeited	(13)	110.51
Outstanding at September 30, 2017	141	118.87
We also granted approximately 8,000 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2017. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2017, 2016, and 2015 was $129.68, $98.79 and $111.43, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans cover most of our employees and provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010 we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in employee savings plans. The Company contributions are based on age and years of service and range from 3% to 7% of eligible compensation. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund the minimum amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans. However, we made a voluntary contribution of $200.0 million to our U.S. qualified pension plan in 2017. We did not make voluntary contributions to our U.S. qualified pension plan in 2016 or 2015. Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
The components of net periodic benefit cost (income) are (in millions):

				Other Postretirement
	Pension Benefits			Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$97.0	$88.0	$85.7	$1.4	$1.3	$1.5
Interest cost	151.6	169.5	167.2	2.5	3.3	4.1
Expected return on plan assets	(225.2)	(218.3)	(223.2)	—	—	—
Amortization:
Prior service credit	(3.7)	(2.9)	(2.7)	(6.1)	(11.1)	(14.5)
Net actuarial loss	152.9	124.5	118.7	2.3	2.3	4.5
Special termination benefit	0.5	0.5	—	—	—	—
Settlements	2.8	—	—	—	—	—
Net periodic benefit cost (income)	$175.9	$161.3	$145.7	$0.1	$(4.2)	$(4.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

Benefit obligation, plan assets, funded status and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Benefit obligation at beginning of year	$4,785.9	$4,282.2	$86.9	$93.3
Service cost	97.0	88.0	1.4	1.3
Interest cost	151.6	169.5	2.5	3.3
Actuarial (gains) losses	(221.9)	515.4	(3.8)	(0.2)
Plan amendments	(6.9)	(10.0)	—	—
Plan participant contributions	3.9	4.3	3.4	4.0
Benefits paid	(251.9)	(232.0)	(13.4)	(14.9)
Special termination benefit	0.5	0.5	—	—
Settlements	(13.8)	—	—	—
Curtailments	(1.0)	—	—	—
Currency translation and other	41.6	(32.0)	0.8	0.1
Benefit obligation at end of year	4,585.0	4,785.9	77.8	86.9
Plan assets at beginning of year	3,447.9	3,262.5	—	—
Actual return on plan assets	315.5	394.3	—	—
Company contributions	254.9	44.3	10.0	10.9
Plan participant contributions	3.9	4.3	3.4	4.0
Benefits paid	(251.9)	(232.0)	(13.4)	(14.9)
Settlements	(13.8)	—	—	—
Currency translation and other	31.8	(25.5)	—	—
Plan assets at end of year	3,788.3	3,447.9	—	—
Funded status of plans	$(796.7)	$(1,338.0)	$(77.8)	$(86.9)

Net amount on balance sheet consists of:
Other assets	$10.6	$0.1	$—	$—
Compensation and benefits	(11.7)	(11.6)	(9.5)	(10.5)
Retirement benefits	(795.6)	(1,326.5)	(68.3)	(76.4)
Net amount on balance sheet	$(796.7)	$(1,338.0)	$(77.8)	$(86.9)
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2017 and 2016 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Prior service cost (credit)	$5.3	$4.9	$(12.2)	$(15.9)
Net actuarial loss	921.9	1,235.1	12.0	15.7
Total	$927.2	$1,240.0	$(0.2)	$(0.2)
During 2017, we recognized prior service credits of $9.8 million ($6.4 million net of tax) and net actuarial losses of $155.2 million ($101.8 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2016. In 2018, we expect to recognize prior service credits of $4.9 million ($3.5 million net of tax), and net actuarial losses of $115.4 million ($75.2 million net of tax) in pension and other postretirement net periodic benefit cost, which are included in accumulated other comprehensive loss at September 30, 2017.
The accumulated benefit obligation for our pension plans was $4,252.2 million and $4,429.1 million at September 30, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

Net Periodic Benefit Cost Assumptions
Significant assumptions used in determining net periodic benefit cost included in the Consolidated Statement of Operations for the period ended September 30 are (in weighted averages):

	Pension Benefits September 30,			Other Postretirement Benefits September 30,
	2017	2016	2015	2017	2016	2015
U.S. Plans
Discount rate	3.75%	4.55%	4.50%	3.10%	3.85%	3.65%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation increase rate	3.50%	3.75%	3.75%	—	—	—
Non-U.S. Plans
Discount rate	1.77%	2.67%	3.01%	2.80%	3.60%	3.50%
Expected return on plan assets	5.12%	5.21%	5.31%	—	—	—
Compensation increase rate	2.86%	3.11%	3.16%	—	—	—
Net Benefit Obligation Assumptions
Significant assumptions used in determining the benefit obligations included in the Consolidated Balance Sheet are (in weighted averages):

	Pension Benefits September 30,		Other Postretirement Benefits September 30,
	2017	2016	2017	2016
U.S. Plans
Discount rate	3.90%	3.75%	3.40%	3.10%
Compensation increase rate	3.50%	3.50%	—	—
Health care cost trend rate(1)	—	—	6.50%	6.50%
Non-U.S. Plans
Discount rate	2.30%	1.77%	3.20%	2.80%
Compensation increase rate	2.99%	2.86%	—	—
Health care cost trend rate(1)	—	—	4.50%	4.95%

(1)
The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will decrease to 5.50% in 2019 for U.S. Plans and will not change in 2018 for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2017	2016
Equity securities	40%	–	65%	52%	50%	50%
Debt securities	30%	–	50%	40%	42%	41%
Other	0%	–	15%	8%	8%	9%
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
As of September 30, 2017 and 2016, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2017 and 2016.
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

12. Retirement Benefits (Continued)

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
In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the NAV (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the consolidated financial statements. The guidance under this subtopic was effective for us starting in fiscal 2017 and is required to be adopted on a retrospective basis. Accordingly, certain investments which were classified in the fair value hierarchy in the prior year are now presented as a single fair value outside of the hierarchy.
The following table presents our pension plans’ investments measured at fair value as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.1	$—	$—	$1.1
Equity securities:
Mutual funds	230.1	—	—	230.1
Common stock	911.7	—	—	911.7
Common collective trusts	—	411.2	—	411.2
Fixed income securities:
Corporate debt	—	663.7	—	663.7
Government securities	247.0	109.4	—	356.4
Common collective trusts	—	204.1	—	204.1
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,389.9	$1,388.4	$0.9	2,779.2
U.S. Plans investments measured at NAV:
Private equity				49.9
Alternative equity				61.0
Total U.S. Plans investments				2,890.1
Non-U.S. Plans
Cash and cash equivalents	$3.3	$—	$—	3.3
Equity securities:
Common stock	57.3	—	—	57.3
Common collective trusts	—	311.1	—	311.1
Fixed income securities:
Corporate debt	—	37.0	—	37.0
Government securities	1.2	14.8	—	16.0
Common collective trusts	—	301.1	—	301.1
Other types of investments:
Real estate funds	—	86.6	—	86.6
Insurance contracts	—	—	71.5	71.5
Other	—	—	4.8	4.8
Total Non-U.S. Plans investments in fair value hierarchy	$61.8	$750.6	$76.3	888.7
Non-U.S. Plans investments measured at NAV:
Real estate funds				9.5
Total Non-U.S. Plans investments				898.2
Total investments measured at fair value				$3,788.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2.9	$—	$—	$2.9
Equity securities:
Mutual funds	203.6	—	—	203.6
Common stock	705.9	—	—	705.9
Common collective trusts	—	483.6	—	483.6
Fixed income securities:
Corporate debt	—	591.8	—	591.8
Government securities	252.6	99.5	—	352.1
Common collective trusts	—	161.4	—	161.4
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,165.0	$1,336.3	$0.9	2,502.2
U.S. Plans investments measured at NAV:
Private equity				57.1
Alternative equity				56.9
Total U.S. Plans investments				2,616.2
Non-U.S. Plans
Cash and cash equivalents	$1.9	$—	$—	1.9
Equity securities:
Common stock	48.6	—	—	48.6
Common collective trusts	—	279.3	—	279.3
Fixed income securities:
Corporate debt	—	34.1	—	34.1
Government securities	10.0	7.6	—	17.6
Common collective trusts	—	271.1	—	271.1
Other types of investments:
Real estate funds	—	85.4	—	85.4
Insurance contracts	—	—	79.7	79.7
Other	—	—	4.8	4.8
Total Non-U.S. Plans investments in fair value hierarchy	$60.5	$677.5	$84.5	822.5
Non-U.S. Plans investments measured at NAV:
Real estate funds				9.2
Total Non-U.S. Plans investments				831.7
Total investments measured at fair value				$3,447.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2017:

	Balance October 1, 2016	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2017
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	79.7	—	(13.4)	5.2	71.5
Other	4.8	—	—	—	4.8
	$85.4	$—	$(13.4)	$5.2	$77.2
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2016:

	Balance October 1, 2015	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2016
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	63.8	—	14.5	1.4	79.7
Other	4.4	—	—	0.4	4.8
	$69.1	$—	$14.5	$1.8	$85.4
Estimated Future Payments
We expect to contribute $53.8 million related to our worldwide pension plans and $9.7 million to our postretirement benefit plans in 2018.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2018	$267.1	$9.7
2019	258.3	9.3
2020	272.7	6.0
2021	289.0	4.9
2022	305.8	4.7
2023 – 2027	1,451.6	20.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

Other Postretirement Benefits
A one percentage point change in assumed health care cost trend rates would not have a material impact on our service and interest cost components or postretirement benefit obligation.
Pension Benefits
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2017 and 2016 are as follows (in millions):

	2017	2016
Projected benefit obligation	$4,280.9	$4,784.5
Accumulated benefit obligation	3,956.8	4,428.0
Fair value of plan assets	3,473.6	3,446.5
Defined Contribution Savings Plans
We also sponsor certain defined contribution savings plans for eligible employees. Expense related to these plans was $41.5 million in 2017, $38.6 million in 2016 and $46.3 million in 2015.
13. Other Income (Expense)
The components of other income (expense) are (in millions):

	2017	2016	2015
Gain on sale of business	$60.8	$—	$—
Interest income	19.6	12.7	10.7
Royalty income	8.9	2.9	2.9
Legacy product liability and environmental charges	(8.3)	(12.7)	(19.8)
Other	(0.1)	3.4	0.7
Other income (expense)	$80.9	$6.3	$(5.5)
In September 2017, we sold W Interconnections, Inc. and subsidiaries, which was included within our Control Products & Solutions segment, for approximately $94.0 million. We recorded a pre-tax gain of $60.8 million as a result of this divestiture, which is included within Other Income (Expense) in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes
Selected income tax data (in millions):

	2017	2016	2015
Components of income before income taxes:
United States	$547.2	$512.1	$660.5
Non-United States	490.2	431.0	467.0
Total	$1,037.4	$943.1	$1,127.5

Components of the income tax provision:
Current:
United States	$67.3	$175.9	$238.6
Non-United States	109.9	91.7	73.6
State and local	0.7	16.3	17.0
Total current	177.9	283.9	329.2
Deferred:
United States	44.6	(53.7)	(30.3)
Non-United States	(14.1)	(8.8)	2.6
State and local	3.3	(8.0)	(1.6)
Total deferred	33.8	(70.5)	(29.3)
Income tax provision	$211.7	$213.4	$299.9

Total income taxes paid	$211.9	$299.8	$313.1
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes	0.7	0.6	0.9
Non-United States taxes	(9.3)	(8.6)	(7.9)
Tax effect of foreign dividends	0.5	0.1	(0.2)
Foreign currency transaction loss	(1.9)	(0.8)	—
Share-based compensation	(2.8)	—	—
Research and development tax credit	(0.6)	(2.0)	(0.6)
Change in valuation allowances	0.1	(0.6)	(0.5)
Domestic manufacturing deduction	(0.9)	(1.2)	(1.2)
Adjustments for prior period tax matters	(0.4)	0.4	0.5
Other	—	(0.3)	0.6
Effective income tax rate	20.4%	22.6%	26.6%
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program which generates the primary benefit will expire in 2022. The tax benefit attributable to these programs was $43.4 million ($0.33 per diluted share) in 2017, $33.9 million ($0.26 per diluted share) in 2016 and $36.5 million ($0.27 per diluted share) in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) at September 30, 2017 and 2016 were (in millions):

	2017	2016
Deferred income tax assets:
Compensation and benefits	$18.8	$16.2
Inventory	20.2	18.0
Returns, rebates and incentives	45.9	55.1
Retirement benefits	305.5	493.6
Environmental remediation and other site-related costs	33.4	34.8
Share-based compensation	32.4	40.6
Other accruals and reserves	71.3	60.5
Net operating loss carryforwards	20.4	24.4
Tax credit carryforwards	15.3	13.7
Capital loss carryforwards	10.3	9.9
Other	11.1	11.4
Subtotal	584.6	778.2
Valuation allowance	(18.6)	(17.3)
Net deferred income tax assets	566.0	760.9
Deferred income tax liabilities:
Property	(74.0)	(63.5)
Intangible assets	(45.9)	(54.9)
Other	(2.5)	(8.6)
Deferred income tax liabilities	(122.4)	(127.0)
Total net deferred income tax assets	$443.6	$633.9
We have not provided U.S. deferred taxes for $3,526.0 million of undistributed earnings of certain non-U.S. subsidiaries, since these earnings have been determined to be indefinitely reinvested outside the U.S. and thus are not subject to U.S. income taxes and foreign withholding taxes. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution of these earnings.
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2017 were (in millions):

Tax Attribute to be Carried Forward	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$6.2	$5.8	2018	-	2027
Non-United States net operating loss carryforward	4.7	1.7	Indefinite
Non-United States capital loss carryforward	10.3	10.3	Indefinite
United States net operating loss carryforward	1.2	—	2019	-	2033
United States tax credit carryforward	2.2	—	2018	-	2037
State and local net operating loss carryforward	8.3	0.2	2018	-	2037
State tax credit carryforward	13.1	0.6	2019	-	2032
Total	46.0	18.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2017	2016	2015
Gross unrecognized tax benefits balance at beginning of year	$32.4	$43.9	$38.9
Additions based on tax positions related to the current year	1.9	2.3	2.1
Additions based on tax positions related to prior years	10.8	14.9	11.6
Reductions based on tax positions related to prior years	(0.1)	—	(1.0)
Reductions related to settlements with taxing authorities	(7.7)	(27.1)	(4.3)
Reductions related to lapses of statute of limitations	(6.3)	(1.6)	(1.6)
Effect of foreign currency translation	0.1	—	(1.8)
Gross unrecognized tax benefits balance at end of year	$31.1	$32.4	$43.9
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $31.1 million, $32.4 million and $43.9 million at September 30, 2017, 2016 and 2015, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $4.0 million and $5.2 million at September 30, 2017 and 2016, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $1.2 million, ($0.1) million and $2.4 million in 2017, 2016 and 2015, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $9.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $4.4 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2003.
15. Commitments and Contingent Liabilities
Obligations and expected recoveries related to environmental remediation costs, conditional asset retirement obligations and other recorded indemnification matters as of September 30, 2017 and 2016 are as follows:

	2017	2016
Environmental remediation costs	$67.6	$73.9
Conditional asset retirement obligations	21.2	20.6
Indemnification liabilities	12.0	17.0
Total recorded liabilities	100.8	111.5
Recorded probable expected recoveries	(17.8)	(22.5)
Net recorded liabilities	$83.0	$89.0
As of September 30, 2017, we have estimated the total reasonably possible costs we could incur from these environmental remediation and indemnification liabilities to be $121.3 million ($98.4 million, net of related receivables).
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

15. Commitments and Contingent Liabilities (Continued)

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
Environmental remediation cost liabilities and related expected recoveries at September 30, 2017 are as follows (in millions):

2017
Other current liabilities	$10.7
Other liabilities	56.9
Total recorded environmental remediation costs(1)	67.6
Receivables	(1.2)
Other assets	(10.1)
Total recorded probable expected recoveries	(11.3)
Net environmental remediation costs	$56.3

(1)	Includes $47.5 million related to discounted ongoing operating and maintenance expenditures.
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
Conditional asset retirement obligations and related expected recoveries at September 30, 2017 and 2016 are as follows (in millions):

	2017	2016
Other current liabilities	$0.7	$0.7
Other liabilities	20.5	19.9
Total recorded conditional asset retirement obligations	21.2	20.6
Receivables	(0.1)	(0.1)
Other assets	(0.2)	(0.2)
Total recorded probable expected recoveries	(0.3)	(0.3)
Net conditional asset retirement obligations	$20.9	$20.3
There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2017 and 2016, respectively.
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

15. Commitments and Contingent Liabilities (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingent Liabilities (Continued)

Indemnification liabilities and related expected recoveries at September 30, 2017 and 2016 are as follows (in millions):

	2017	2016
Other current liabilities	$2.5	$4.9
Other liabilities	9.5	12.1
Total recorded indemnification liabilities	12.0	17.0
Receivables	(1.6)	(3.5)
Other assets	(4.6)	(7.3)
Total recorded probable expected recoveries	(6.2)	(10.8)
Net indemnification liabilities	$5.8	$6.2
Included in the above are certain environmental indemnification liabilities that are substantially indemnified by ExxonMobil Corporation for which we have recorded a liability of $6.6 million and $11.0 million, and a related receivable of $6.2 million and $10.8 million, as of September 30, 2017 and 2016, respectively.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of September 30, 2017, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
Lease Commitments
Rental expense was $115.1 million in 2017, $115.5 million in 2016 and $117.0 million in 2015. As of September 30, 2017, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are payable as follows (in millions):

2018	$73.3
2019	62.4
2020	52.1
2021	36.6
2022	25.8
Beyond 2022	34.8
Total	$285.0
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year were not significant as of September 30, 2017. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segment Information
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segment Information (Continued)
The following tables reflect the sales and operating results of our reportable segments for the years ended September 30, 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Sales:
Architecture & Software	$2,899.3	$2,635.2	$2,749.5
Control Products & Solutions	3,412.0	3,244.3	3,558.4
Total	$6,311.3	$5,879.5	$6,307.9
Segment operating earnings:
Architecture & Software	$781.5	$695.0	$808.6
Control Products & Solutions	451.6	493.7	551.9
Total	1,233.1	1,188.7	1,360.5
Purchase accounting depreciation and amortization	(21.4)	(18.4)	(21.0)
General corporate-net	(76.3)	(79.7)	(85.6)
Non-operating pension costs	(82.6)	(76.2)	(62.7)
Gain on sale of business	60.8	—	—
Interest expense	(76.2)	(71.3)	(63.7)
Income before income taxes	$1,037.4	$943.1	$1,127.5
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
The following tables summarize the identifiable assets at September 30, 2017, 2016 and 2015 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate (in millions):

	2017	2016	2015
Identifiable assets:
Architecture & Software	$2,482.8	$2,054.3	$1,790.5
Control Products & Solutions	2,078.2	2,034.6	2,078.1
Corporate	2,600.7	3,012.3	2,536.1
Total	$7,161.7	$7,101.2	$6,404.7
Depreciation and amortization:
Architecture & Software	$69.3	$75.0	$69.7
Control Products & Solutions	75.0	77.3	70.3
Corporate	3.2	1.5	1.5
Total	147.5	153.8	141.5
Purchase accounting depreciation and amortization	21.4	18.4	21.0
Total	$168.9	$172.2	$162.5
Capital expenditures for property:
Architecture & Software	$30.0	$24.7	$29.4
Control Products & Solutions	42.1	41.5	56.8
Corporate	69.6	50.7	36.7
Total	$141.7	$116.9	$122.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segment Information (Continued)
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $259.3 million, $264.8 million and $266.8 million at September 30, 2017, 2016 and 2015, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $69.6 million, $50.7 million and $36.7 million in 2017, 2016 and 2015, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2017	2016	2015	2017	2016	2015
United States	$3,458.4	$3,213.4	$3,446.8	$443.4	$445.4	$472.1
Canada	343.4	316.4	366.6	8.8	7.3	7.3
Europe, Middle East and Africa	1,193.7	1,147.2	1,174.0	52.5	49.9	50.4
Asia Pacific	866.4	764.4	834.5	40.0	37.4	41.9
Latin America	449.4	438.1	486.0	39.2	38.3	33.9
Total	$6,311.3	$5,879.5	$6,307.9	$583.9	$578.3	$605.6
We attribute sales to the geographic regions based on the country of destination.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2017, 2016 and 2015, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information (Unaudited)

	2017 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2017
Sales	$1,490.3	$1,554.3	$1,599.2	1,667.5	$6,311.3
Gross profit	642.3	656.5	677.7	647.7	2,624.2
Income before income taxes	257.6	230.3	276.0	273.5	1,037.4
Net income	214.7	189.5	216.9	204.6	825.7
Earnings per share:
Basic	1.67	1.47	1.69	1.59	6.42
Diluted	1.65	1.45	1.67	1.57	6.35

	2016 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2016
Sales	$1,426.6	$1,440.3	$1,474.0	$1,538.6	$5,879.5
Gross profit	612.7	594.1	616.8	651.9	2,475.5
Income before income taxes	236.9	217.0	252.3	236.9	943.1
Net income	185.5	168.0	191.0	185.2	729.7
Earnings per share:
Basic	1.41	1.29	1.47	1.44	5.60
Diluted	1.40	1.28	1.46	1.43	5.56
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.
18. Rocky Flats Settlement
From 1975 to 1989, Rockwell International Corporation (RIC) operated the Rocky Flats facility in Colorado for the U.S. Department of Energy (DoE). In 1990, a class of landowners near Rocky Flats sued RIC and Dow Chemical, another former operator of the facility. In May 2016, the parties agreed to settle this case and the DoE authorized the settlement. Under the court approved settlement agreement, we and Dow Chemical agreed to pay $375.0 million in the aggregate to resolve the claims. Under RIC’s contract with the DoE and federal law, RIC was entitled to indemnification by the DoE for its portion of the settlement amount, which was $243.75 million. When RIC was acquired by Boeing in 1996, we agreed to indemnify Boeing for RIC’s liabilities related to Rocky Flats and received the benefits of RIC’s corresponding indemnity rights against the DoE. Pursuant to the settlement agreement, in fiscal 2016, RIC paid an initial amount of $1.25 million to the plaintiff class escrow fund. In January 2017, the DoE fulfilled its indemnification obligation by paying $243.75 million, and the full amount of RIC's obligation under the settlement agreement has now been transferred to the plaintiff class escrow fund.  As a result, we were not required to make any payment under the settlement agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwell Automation, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 15, 2017

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2017, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2017.
The effectiveness of our internal control over financial reporting as of September 30, 2017 has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our adoption of the new revenue recognition standard in the first quarter of fiscal 2019, we expect to implement additional functionality within our enterprise-wide information technology system which could result in enhancements and modifications to related internal controls over financial reporting during fiscal 2018.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Election of Directors and Stock Ownership Information in the Proxy Statement.
No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee. See also the information about executive officers of the Company under Item 4A of Part I.
We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Conduct is posted on our Internet site at http://www.rockwellautomation.com under the “Investors” link. In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Election of Directors and Compensation Committee Report in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item is incorporated by reference to the sections entitled Stock Ownership Information in the Proxy Statement.
The following table provides information as of September 30, 2017 about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	4,292,975	(1)	$108.10	(2)	5,814,821	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	4,292,975		$108.10		5,814,821

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, 2000 Long-Term Incentives Plan and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted units.

(3)	Represents 5,584,383 and 230,438 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections entitled Election of Directors in the Proxy Statement.
Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Audit Matters in the Proxy Statement.

PART IV
Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2017, 2016 and 2015

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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

*10-a-7
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2017, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, is hereby incorporated by reference.

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

*10-b-8
Copy of resolutions of the Board of Directors of the Company, adopted December 5, 2007 and effective February 6, 2008, amending the Company’s 2000 Long-Term Incentives Plan, as amended, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is hereby incorporated by reference.

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

*10-g-2
Form of Change of Control Agreement between the Company and each of Patrick P. Goris, Theodore D. Crandall, Frank C. Kulaszewicz and John P. McDermott and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 4, 2016, is hereby incorporated by reference.

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

*10-g-6
Letter Agreement dated February 7, 2017 between Registrant and Patrick P. Goris, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is hereby incorporated by reference.

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

10-l-1
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

10-l-2
First Amendment to Five-Year Credit Agreement dated as of December 12, 2016 among the Company, the Banks signatory thereto and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, is hereby incorporated by reference.

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

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2017.
21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
_________________________

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ PATRICK P. GORIS
Patrick P. Goris
Senior Vice President and
Chief Financial Officer
Dated: November 15, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 15th day of November 2017 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ PATRICK P. GORIS
Patrick P. Goris
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ DAVID M. DORGAN
David M. Dorgan
Vice President and Controller
(Principal Accounting Officer)

Blake D. Moret*
President and
Chief Executive Officer
(Principal Executive Officer)
and Director

Keith D. Nosbusch*
Chairman of the Board

Betty C. Alewine*
Director

J. Phillip Holloman*
Director

Steven R. Kalmanson*
Director

James P. Keane*
Director

Lawrence D. Kingsley*
Director

William T. McCormick, Jr.*
Director

Donald R. Parfet *
Director

Lisa A. Payne*
Director

Thomas W. Rosamilia*
Director

Patricia A. Watson*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2017, 2016 and 2015

	Balance at	Additions
(in millions)	Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
Description
*Year ended September 30, 2017
Allowance for doubtful accounts (a)	$24.5	$5.0	$—	$4.6	$24.9
Valuation allowance for deferred tax assets	17.3	1.5	0.4	0.6	18.6
*Year ended September 30, 2016
Allowance for doubtful accounts (a)	$24.8	$10.9	$—	$11.2	$24.5
Valuation allowance for deferred tax assets	22.2	1.0	0.6	6.5	17.3
*Year ended September 30, 2015
Allowance for doubtful accounts (a)	$22.2	$8.1	$—	$5.5	$24.8
Valuation allowance for deferred tax assets	27.8	2.5	—	8.1	22.2

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

*	Amounts reported relate to continuing operations in all periods presented.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

12	Computation of Ratio of Earnings to Fixed Charges for the Five Years Ended September 30, 2017.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.