Form 10-Q
period 2017-12-31
ROCKWELL AUTOMATION INC
filed 2018-01-31
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
127,784,810 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2017.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,547.0	$1,410.9
Short-term investments	1,100.5	1,124.6
Receivables	1,149.9	1,135.5
Inventories	570.8	558.7
Other current assets	165.7	191.0
Total current assets	4,533.9	4,420.7
Property, net of accumulated depreciation of $1,534.8 and $1,511.9, respectively	565.8	583.9
Goodwill	1,082.3	1,077.7
Other intangible assets, net	234.0	238.0
Deferred income taxes	334.8	443.6
Other assets	407.9	397.8
Total	$7,158.7	$7,161.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$840.0	$350.4
Current portion of long-term debt	—	250.0
Accounts payable	582.2	623.2
Compensation and benefits	194.3	272.6
Advance payments from customers and deferred revenue	267.5	240.6
Customer returns, rebates and incentives	176.8	188.8
Other current liabilities	225.8	220.2
Total current liabilities	2,286.6	2,145.8
Long-term debt	1,239.3	1,243.4
Retirement benefits	880.6	892.5
Other liabilities	596.0	216.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,642.9	1,638.0
Retained earnings	5,759.7	6,103.4
Accumulated other comprehensive loss	(1,175.7)	(1,179.2)
Common stock in treasury, at cost (shares held: December 31, 2017, 53.6; September 30, 2017, 53.0)	(4,252.1)	(4,080.0)
Total shareowners’ equity	2,156.2	2,663.6
Total	$7,158.7	$7,161.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2017	2016
Sales
Products and solutions	$1,412.5	$1,330.2
Services	174.1	160.1
	1,586.6	1,490.3
Cost of sales
Products and solutions	(783.2)	(747.1)
Services	(106.3)	(100.9)
	(889.5)	(848.0)
Gross profit	697.1	642.3
Selling, general and administrative expenses	(389.3)	(370.0)
Other income	10.0	4.0
Interest expense	(20.0)	(18.7)
Income before income taxes	297.8	257.6
Income tax provision	(534.2)	(42.9)
Net (loss) income	$(236.4)	$214.7
(Loss) Earnings per share:
Basic	$(1.84)	$1.67
Diluted	$(1.84)	$1.65
Cash dividends per share	$0.835	$0.76
Weighted average outstanding shares:
Basic	128.2	128.3
Diluted	128.2	129.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Net (loss) income	$(236.4)	$214.7
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $7.4 and $12.8)	20.2	24.5
Currency translation adjustments	(16.1)	(86.2)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($0.3) and $4.0)	0.5	11.6
Net change in unrealized gains and losses on available-for-sale investments (net of tax benefit of $0.3 and $0.0)	(1.1)	—
Other comprehensive income (loss)	3.5	(50.1)
Comprehensive (loss) income	$(232.9)	$164.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Operating activities:
Net (loss) income	$(236.4)	$214.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	32.5	32.5
Amortization of intangible assets	7.1	7.9
Share-based compensation expense	8.6	10.7
Retirement benefit expense	28.3	43.0
Pension contributions	(11.6)	(13.5)
Net loss on disposition of property	—	0.3
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(18.4)	6.0
Inventories	(19.2)	(27.9)
Accounts payable	(36.8)	(10.4)
Advance payments from customers and deferred revenue	27.9	16.8
Compensation and benefits	(77.0)	22.4
Income taxes	508.0	22.3
Other assets and liabilities	(0.3)	(14.0)
Cash provided by operating activities	212.7	310.8

Investing activities:
Capital expenditures	(34.1)	(39.4)
Acquisition of businesses, net of cash acquired	(9.9)	(1.1)
Purchases of investments	(275.2)	(191.3)
Proceeds from maturities of investments	234.5	193.9
Proceeds from sale of investments	51.5	—
Proceeds from sale of property	0.2	0.3
Cash used for investing activities	(33.0)	(37.6)

Financing activities:
Net issuance (repayment) of short-term debt	489.6	(40.0)
Repayment of long-term debt	(250.0)	—
Cash dividends	(107.3)	(97.5)
Purchases of treasury stock	(190.8)	(82.0)
Proceeds from the exercise of stock options	30.1	67.6
Other financing activities	1.8	—
Cash used for financing activities	(26.6)	(151.9)

Effect of exchange rate changes on cash	(17.0)	(53.1)

Increase in cash and cash equivalents	136.1	68.2
Cash and cash equivalents at beginning of period	1,410.9	1,526.4
Cash and cash equivalents at end of period	$1,547.0	$1,594.6
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three-month period ended December 31, 2017, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $24.1 million at December 31, 2017, and $24.9 million at September 30, 2017. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $16.5 million at December 31, 2017, and $11.9 million at September 30, 2017.
Earnings Per Share
The following table reconciles basic and diluted (loss) earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2017	2016
Net (loss) income	$(236.4)	$214.7
Less: Allocation to participating securities	0.2	(0.2)
Net (loss) income available to common shareowners	$(236.2)	$214.5
Basic weighted average outstanding shares	128.2	128.3
Effect of dilutive securities
Stock options	—	1.2
Performance shares	—	0.2
Diluted weighted average outstanding shares	128.2	129.7
(Loss) Earnings per share:
Basic	$(1.84)	$1.67
Diluted	$(1.84)	$1.65
For the three months ended December 31, 2017, 2.8 million potential common shares related to share-based compensation awards were excluded from the diluted EPS calculation because we recorded a net loss from continuing operations. Of these shares, 1.9 million would have been included in the calculation had we recorded net income from continuing operations in the first quarter of fiscal 2018. For the three months ended December 31, 2016, 1.0 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $13.0 million and $12.9 million were accrued within accounts payable and other current liabilities at December 31, 2017 and 2016, respectively. At December 31, 2017 and 2016, there were $17.8 million and $4.5 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.

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
We have established a project plan and a cross-functional implementation team to adopt the new revenue standard. We are in the process of identifying and implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures. Although we do not expect the effect of changes to our accounting for revenue and contract costs to be significant, we do expect the impacts will include changes to the timing of revenue currently recognized under the completed contract method, changes to the timing of revenue from software licenses bundled with services, and the capitalization of certain contract costs. We do expect an increase in qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We also expect changes to our processes, controls and systems to enable compliance with this new standard.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $8.6 million and $10.7 million of pre-tax share-based compensation expense during the three months ended December 31, 2017, and December 31, 2016, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2017		2016
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	837	$35.54	943	$25.27
Performance shares	40	219.04	42	174.37
Restricted stock and restricted stock units	31	192.70	41	135.17
Unrestricted stock	5	180.70	6	120.57
3. Inventories
Inventories consist of (in millions):

	December 31, 2017	September 30, 2017
Finished goods	$235.3	$218.7
Work in process	178.7	168.0
Raw materials	156.8	172.0
Inventories	$570.8	$558.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2017, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2017	$417.2	$660.5	$1,077.7
Acquisition of business	6.8	—	6.8
Translation	(0.6)	(1.6)	(2.2)
Balance as of December 31, 2017	$423.4	$658.9	$1,082.3

Other intangible assets consist of (in millions):

	December 31, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.8	$116.1	$78.7
Customer relationships	114.4	62.8	51.6
Technology	107.4	59.5	47.9
Trademarks	32.4	21.8	10.6
Other	11.4	9.9	1.5
Total amortized intangible assets	460.4	270.1	190.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$504.1	$270.1	$234.0

	September 30, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.8	$113.2	$81.6
Customer relationships	114.5	61.5	53.0
Technology	104.8	57.9	46.9
Trademarks	32.3	21.1	11.2
Other	11.4	9.8	1.6
Total amortized intangible assets	457.8	263.5	194.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$501.5	$263.5	$238.0
Estimated amortization expense is $27.7 million in 2018, $24.7 million in 2019, $21.8 million in 2020, $21.0 million in 2021 and $19.0 million in 2022.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $839.4 million and $350.0 million at December 31, 2017, and September 30, 2017, respectively. The weighted average interest rate of the commercial paper outstanding was 1.66 percent and 1.26 percent at December 31, 2017, and September 30, 2017, respectively.
In December 2017, we repaid our $250.0 million 5.65% notes which were classified as the current portion of long-term debt at September 30, 2017.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2017	September 30, 2017
Unrealized losses on foreign exchange contracts	$28.8	$31.3
Product warranty obligations	33.9	28.5
Taxes other than income taxes	50.3	42.7
Accrued interest	15.1	16.9
Income taxes payable	35.8	32.6
Other	61.9	68.2
Other current liabilities	$225.8	$220.2
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
Changes in product warranty obligations for the three months ended December 31, 2017 and 2016 are (in millions):

	Three Months Ended December 31,
	2017	2016
Balance at beginning of period	$28.5	$28.0
Accruals for warranties issued during the current period	6.4	6.1
Adjustments to pre-existing warranties	3.9	(0.3)
Settlements of warranty claims	(4.9)	(6.6)
Balance at end of period	$33.9	$27.2

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities. All investments meeting the U.S. GAAP definition of a security were classified as available-for-sale as of December 31, 2017, and September 30, 2017. Unrealized gains and losses on available-for-sale investments are included in our Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive loss, net of any deferred taxes. Realized gains and losses are included in net income.
Our investments consist of (in millions):

	December 31, 2017	September 30, 2017
Certificates of deposit and time deposits	$975.1	$1,005.3
Commercial paper	26.4	20.3
Corporate debt securities	201.0	199.4
Government securities	123.9	116.8
Asset-backed securities	48.2	45.8
Total	$1,374.6	$1,387.6
Pre-tax gross unrealized losses on available-for-sale investments were $1.5 million at December 31, 2017. Pre-tax gross realized gains and losses and unrealized gains on available-for-sale investments were not material for the three months ended December 31, 2017. At December 31, 2017, there were no outstanding purchases of investments recorded in accounts payable.
We evaluated all investments for which the fair value was less than amortized cost for impairment on an individual security basis at December 31, 2017. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of December 31, 2017, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of December 31, 2017 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$1,100.5
Due in one to five years	274.1
Total	$1,374.6
Classification of our investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Condensed Consolidated Balance Sheet (in millions):

	December 31, 2017	September 30, 2017
Short-term investments	$1,100.5	$1,124.6
Other assets	274.1	263.0
Total	$1,374.6	$1,387.6

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments (continued)
Fair values of our investments were (in millions):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$975.1	$—	$975.1
Commercial paper	—	26.4	—	26.4
Corporate debt securities	—	201.0	—	201.0
Government securities	106.1	17.8	—	123.9
Asset-backed securities	—	48.2	—	48.2
Total	$106.1	$1,268.5	$—	$1,374.6

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$1,005.3	$—	$1,005.3
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	199.4	—	199.4
Government securities	98.9	17.9	—	116.8
Asset-backed securities	—	45.8	—	45.8
Total	$98.9	$1,288.7	$—	$1,387.6

9. Retirement Benefits
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2017	2016
Service cost	$22.2	$24.1
Interest cost	38.8	37.8
Expected return on plan assets	(61.2)	(56.2)
Amortization:
Prior service cost (credit)	0.2	(0.8)
Net actuarial loss	28.3	38.0
Settlements	—	0.2
Net periodic benefit cost	$28.3	$43.1

	Other Postretirement Benefits
	Three Months Ended December 31,
	2017	2016
Service cost	$0.3	$0.3
Interest cost	0.6	0.6
Amortization:
Prior service credit	(1.3)	(1.5)
Net actuarial loss	0.4	0.5
Net periodic benefit cost (income)	$—	$(0.1)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the three months ended December 31, 2017, were (in millions):

Three Months Ended December 31, 2017
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive loss before reclassifications	—	(16.1)	(3.4)	(1.1)	(20.6)
Amounts reclassified from accumulated other comprehensive loss	20.2	—	3.9	—	24.1
Other comprehensive income (loss)	20.2	(16.1)	0.5	(1.1)	3.5
Balance as of December 31, 2017	$(906.8)	$(253.8)	$(13.9)	$(1.2)	$(1,175.7)
Changes in accumulated other comprehensive loss by component for the three months ended December 31, 2016, were (in millions):

Three Months Ended December 31, 2016
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$—	$(1,538.8)
Other comprehensive income (loss) before reclassifications	0.7	(86.2)	11.8	—	(73.7)
Amounts reclassified from accumulated other comprehensive loss	23.8	—	(0.2)	—	23.6
Other comprehensive income (loss)	24.5	(86.2)	11.6	—	(50.1)
Balance as of December 31, 2016	$(1,215.3)	$(381.1)	$7.5	$—	$(1,588.9)

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Condensed Consolidated Statement of Operations
	2017	2016
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.1)	$(2.3)	(a)
Amortization of net actuarial loss	28.7	38.5	(a)
Settlements	—	0.2	(a)
	27.6	36.4	Income before income taxes
	(7.4)	(12.6)	Income tax provision
	$20.2	$23.8	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.5)	$0.5	Sales
Forward exchange contracts	5.9	(1.0)	Cost of sales
Forward exchange contracts	(0.2)	0.3	Selling, general and administrative expenses
	5.2	(0.2)	Income before income taxes
	(1.3)	—	Income tax provision
	$3.9	$(0.2)	Net income

Total reclassifications	$24.1	$23.6	Net income
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of December 31, 2017, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
Our base rate reflects a change in the U.S. federal statutory rate from 35 percent to 21 percent resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017. The rate change is effective for us at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for our fiscal year 2018 is 24.53 percent.
The effective tax rate was 179.4 percent in the three months ended December 31, 2017, compared to 16.7 percent in the three months ended December 31, 2016. The effective tax rate was higher than the U.S. statutory rate of 24.53 percent in the three months ended December 31, 2017, due to discrete tax expenses ($479.7 million or 161.1 percent) resulting from the enactment of the Tax Act which are discussed below. The effective tax rate was lower than the U.S. statutory rate of 35 percent in the three months ended December 31, 2016 primarily because we benefited from lower non-U.S. tax rates, and we also realized a benefit from discrete tax items.
The Tax Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax. At December 31, 2017, we have not completed our accounting for the tax effects of the Tax Act; however, we have made reasonable estimates of its effects on our existing U.S. deferred tax balance and the transition tax as discussed in more detail below. As a result, we recorded a provisional amount of $94.2 million related to the effects on our U.S. deferred tax balance and a provisional amount of $385.5 million related to the transition tax, both of which are included as a component of income tax expense from continuing operations. Income taxes payable of $381.2 million related to the transition tax are recorded within other liabilities in the Condensed Consolidated Balance Sheet because they are payable greater than twelve months from December 31, 2017.
Provisional Amounts
We revalued our U.S. deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is either 24.53 percent for reversals in 2018 or 21 percent for reversals in 2019 and subsequent years. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the valuation of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the revaluation of our U.S. deferred tax balance was $94.2 million.
The transition tax is based on our total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income tax. We recorded a provisional amount for the transition tax liability for all of our foreign subsidiaries, resulting in an increase in income tax expense of $385.5 million. The Tax Act requires the transition tax to be computed based upon total post-1986 E&P at December 31, 2017, which requires us to make reasonable estimates given our September 30 fiscal year.
The transition tax is applied to the balance of post-1986 E&P at rates of 15.5 percent for cash assets (as defined in the Tax Act) and 8 percent for non-cash assets measured at the higher of the balance at September 30, 2018 or the average of the ending balances at September 30, 2016, and September 30, 2017. Our reasonable estimates will change as a result of adjustments impacting E&P, and distributions and other transactions impacting cash. The Company anticipates that it will complete its accounting for the transition tax at December 31, 2018. These uncertainties form the basis for the Company’s provisional reporting based upon reasonable estimates at December 31, 2017.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The Company has historically accounted for the earnings of its foreign subsidiaries as being indefinitely reinvested under ASC 740-30. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company will begin to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax other than in certain limited circumstances. The Company has provided for taxes on the balance of historic and current earnings that may be subject to foreign withholding and U.S. state taxes. For future distributions related to historic earnings, we recorded deferred tax liabilities of $60.5 million related to foreign withholding taxes, and deferred tax assets of $60.5 million related to foreign tax credits attributable to the foreign withholding taxes. These provisional amounts are presented net within deferred income tax assets in the Condensed Consolidated Balance Sheet as of December 31, 2017.  We have not yet completed our assessment of whether a portion of these assets and liabilities should be presented as gross amounts.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $27.6 million and $31.1 million at December 31, 2017, and September 30, 2017, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $3.9 million and $4.0 million at December 31, 2017, and September 30, 2017, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $7.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $5.6 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2017	2016
Sales
Architecture & Software	$746.9	$696.4
Control Products & Solutions	839.7	793.9
Total	$1,586.6	$1,490.3
Segment operating earnings
Architecture & Software	$224.6	$208.6
Control Products & Solutions	130.9	108.0
Total	355.5	316.6
Purchase accounting depreciation and amortization	(4.4)	(5.6)
General corporate – net	(16.2)	(14.9)
Non-operating pension costs	(5.9)	(19.8)
Costs related to unsolicited Emerson proposals	(11.2)	—
Interest expense	(20.0)	(18.7)
Income before income taxes	$297.8	$257.6
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest expense, costs related to corporate offices, non-operating pension costs, certain corporate initiatives, gains and losses from the disposition of businesses and purchase accounting depreciation and amortization. We incurred $11.2 million of third-party advisory fees in connection with our evaluation of unsolicited Emerson acquisition proposals in the first quarter of 2018. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related condensed consolidated statements of operations and comprehensive (loss) income, and cash flows for the three-month periods ended December 31, 2017 and 2016. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries as of September 30, 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 15, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 31, 2018

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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for more information.
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
By implementing the above strategy, we seek to achieve our long-term financial goals, including above-market organic sales growth, EPS growth above sales growth, return on invested capital in excess of 20 percent and free cash flow equal to about 100 percent of Adjusted Income. We expect acquisitions to add a percentage point or more per year, on average, to long-term sales growth.

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the first quarter of 2018, sales in the U.S. accounted for 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2016. In the first quarter of fiscal 2018, most of these U.S. economic indicators improved compared to the prior quarter. PMI declined slightly, but remained above 50, indicating a continued expansion in the U.S. manufacturing economy.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2018 quarter ended:
December 2017	106.9	59.7	249.3	77.5
Fiscal 2017 quarter ended:
September 2017	104.8	60.8	246.7	76.2
June 2017	105.1	57.8	241.7	76.6
March 2017	103.7	57.2	234.3	75.8
December 2016	103.3	54.5	229.0	75.8
Fiscal 2016 quarter ended:
September 2016	103.1	51.7	226.0	75.8
Note: Economic indicators are subject to revision by the issuing organizations.
While we are optimistic that the impact of U.S. tax reform on our customers' investment decisions could provide an additional tailwind to our future performance, it is too early to quantify the benefits.

Non-U.S. Economic Trends
In the first quarter of 2018, sales to customers outside the U.S. accounted for 46 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Economic projections call for growth in industrial production in all regions in fiscal 2018. In EMEA, economic growth is supported by solid global growth that will help exports. In Asia Pacific, China's economy is stable and economic growth in India is forecasted to improve following the prior year impacts of demonetization and a new goods and services tax. In Latin America, continued economic recovery is expected in Brazil, though the economic outlook in Mexico is being impacted by a tightening in fiscal and monetary policies, and some uncertainty related to NAFTA renegotiations.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of 2018 increased 6.5 percent compared to the first quarter of 2017. Organic sales increased 5.3 percent year over year. Currency translation increased sales by 2.5 percentage points, and the prior year divestiture reduced sales growth by 1.3 percentage points. Growth was broad-based across regions. Heavy industries had the strongest growth.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 9 percent year over year in the first quarter of 2018. Logix organic sales increased 6 percent year over year, and currency translation increased sales by 3 percentage points.

•
Process initiative sales increased 13 percent year over year in the first quarter of 2018. Process initiative organic sales increased 12 percent year over year, and currency translation increased sales by one percentage point.

•
Sales in emerging countries increased 11.2 percent year over year in the first quarter of 2018. Organic sales in emerging countries increased 8.5 percent year over year. Currency translation increased sales in emerging countries by 3.3 percentage points, and the prior year divestiture reduced sales growth by 0.6 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three months ended December 31, 2017 and 2016 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2017	2016
Sales
Architecture & Software	$746.9	$696.4
Control Products & Solutions	839.7	793.9
Total sales (a)	1,586.6	$1,490.3
Segment operating earnings(1)
Architecture & Software	224.6	$208.6
Control Products & Solutions	130.9	108.0
Total segment operating earnings(2) (b)	355.5	316.6
Purchase accounting depreciation and amortization	(4.4)	(5.6)
General corporate — net	(16.2)	(14.9)
Non-operating pension costs	(5.9)	(19.8)
Costs related to unsolicited Emerson proposals	(11.2)	—
Interest expense	(20.0)	(18.7)
Income before income taxes (c)	297.8	257.6
Income tax provision	(534.2)	(42.9)
Net (loss) income	(236.4)	$214.7

Diluted EPS	$(1.84)	$1.65

Adjusted EPS(3)	$1.96	$1.75

Diluted weighted average outstanding shares for diluted EPS	128.2	129.7

Diluted weighted average outstanding shares for adjusted EPS(3)	130.1	129.7

Total segment operating margin(2) (b/a)	22.4%	21.2%

Pre-tax margin (c/a)	18.8%	17.3%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension costs, costs related to the unsolicited Emerson proposals, interest expense and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

(3)
Adjusted EPS is a non-GAAP earnings measure that excludes the non-operating pension costs and their related income tax effects, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018 and their related tax effects, and the provisional tax effect of deemed repatriation of foreign earnings and the revaluation of net deferred tax assets due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure. Average diluted shares for adjusted EPS is a non-GAAP measure that includes 1.9 million of dilutive shares that are excluded from GAAP average diluted shares in the first quarter of fiscal 2018 because we recorded a net loss.

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2017	2016
Purchase accounting depreciation and amortization
Architecture & Software	$1.6	$1.6
Control Products & Solutions	2.5	3.8
Non-operating pension costs
Architecture & Software	1.8	7.1
Control Products & Solutions	2.8	11.1
The decreases in non-operating pension costs in both segments for the three months ended December 31, 2017, were primarily due to a $200 million voluntary contribution in fiscal 2017 and other actuarial adjustments.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018 and their related tax effects, and the provisional tax effect of deemed repatriation of foreign earnings and the revaluation of net deferred tax assets due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Non-operating pension costs include defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impact of any plan curtailments or settlements. These components of net periodic pension cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these and other excluded costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following are the components of operating and non-operating pension costs for the three months ended December 31, 2017 and 2016 (in millions):

	Three Months Ended December 31,
	2017	2016
Service cost	$22.2	$24.1
Amortization of prior service credit	0.2	(0.8)
Operating pension costs	22.4	23.3

Interest cost	38.8	37.8
Expected return on plan assets	(61.2)	(56.2)
Amortization of net actuarial loss	28.3	38.0
Settlements	—	0.2
Non-operating pension costs	5.9	19.8

Net periodic pension cost	$28.3	$43.1

ROCKWELL AUTOMATION, INC.

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, for the three months ended December 31, 2017 and 2016 (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2017	2016
(Loss) Income from continuing operations	$(236.4)	$214.7
Non-operating pension costs	5.9	19.8
Tax effect of non-operating pension costs	(1.8)	(7.2)
Costs related to unsolicited Emerson proposals	11.2	—
Tax effect of costs related to unsolicited Emerson proposals	(3.1)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[1]	385.5	—
Effect of net deferred tax asset revaluation due to the Tax Act[1]	94.2	—
Adjusted Income	$255.5	$227.3

Diluted EPS from continuing operations	$(1.84)	$1.65
Non-operating pension costs per diluted share	0.06	0.15
Tax effect of non-operating pension costs per diluted share	(0.01)	(0.05)
Costs related to unsolicited Emerson proposals	0.09	—
Tax effect of costs related to unsolicited Emerson proposals	(0.02)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[1]	2.96	—
Effect of net deferred tax asset revaluation due to the Tax Act[1]	0.72	—
Adjusted EPS	$1.96	$1.75

Effective tax rate	179.4%	16.7%
Tax effect of non-operating pension costs	0.3%	1.4%
Tax effect of costs related to unsolicited Emerson proposals	0.3%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act[1]	(129.5)%	—%
Effect of net deferred tax asset revaluation due to the Tax Act[1]	(31.6)%	—%
Adjusted Effective Tax Rate	18.9%	18.1%
1These amounts, which are based on reasonable estimates, will require further adjustments as additional guidance from the U.S. Department of Treasury is provided, the Company’s assumptions change, or as further information and interpretations become available. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016

	Three Months Ended December 31,
(in millions, except per share amounts)	2017	2016	Change
Sales	$1,586.6	$1,490.3	$96.3
Income before income taxes	297.8	257.6	40.2
Diluted EPS	(1.84)	1.65	(3.49)
Adjusted EPS	1.96	1.75	0.21
Sales
Sales increased 6.5 percent in the three months ended December 31, 2017. Organic sales increased 5.3 percent year over year. Currency translation increased sales by 2.5 percentage points, and the prior year divestiture reduced sales growth by 1.3 percentage points in the three months ended December 31, 2017.
Pricing contributed less than one percentage point to sales growth in the three months ended December 31, 2017.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the three months ended December 31, 2017, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Three Months Ended December 31, 2016
United States	$851.9	3.9%	5.4%
Canada	92.0	11.2%	11.5%
Europe, Middle East and Africa (EMEA)	307.4	13.6%	4.9%
Asia Pacific	214.5	4.3%	1.5%
Latin America	120.8	8.6%	8.5%
Total sales	$1,586.6	6.5%	5.3%
(1) Organic sales and organic sales growth exclude the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016

•	United States sales increased in the three months ended December 31, 2017, mainly due to strength in heavy industries, partially offset by weakness in consumer and automotive industries.

•	Sales in Canada increased in the three months ended December 31, 2017, led by growth in consumer and heavy industries.

•	EMEA sales increased in the three months ended December 31, 2017, with growth in both mature and emerging countries.

•	Sales in Asia Pacific increased in the three months ended December 31, 2017, led by China.

•	Latin America sales increased in the three months ended December 31, 2017, led by growth in heavy industries and consumer.
General Corporate - Net
General corporate - net expenses were $16.2 million in the three months ended December 31, 2017, compared to $14.9 million in the three months ended December 31, 2016.
Income before Income Taxes
Income before income taxes increased 16 percent year over year in the three months ended December 31, 2017. Total segment operating earnings increased 12 percent year over year in the three months ended December 31, 2017. The increases in income before income taxes and total segment operating earnings were primarily due to higher sales, partially offset by higher investment spending.
Income Taxes
The effective tax rate for the three months ended December 31, 2017, was 179.4 percent compared to 16.7 percent for the three months ended December 31, 2016. Our Adjusted Effective Tax Rate for the three months ended December 31, 2017, was 18.9 percent compared to 18.1 percent in the three months ended December 31, 2016. The increase in the effective tax rate was due to discrete tax expenses related to the deemed repatriation of foreign earnings ($385.5 million or 129.5 percent) and the revaluation of net deferred tax assets ($94.2 million or 31.6 percent) resulting from the Tax Act. The increase in the Adjusted Effective Tax Rate was primarily due to lower favorable discrete tax items in the current quarter compared to the prior year, partially offset by the impact of the lower U.S. statutory tax rate under the Tax Act. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016
Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2017	2016	Change
Sales	$746.9	$696.4	$50.5
Segment operating earnings	224.6	208.6	16.0
Segment operating margin	30.1%	30.0%	0.1	pts
Sales
Architecture & Software sales increased 7.3 percent in the three months ended December 31, 2017, and organic sales increased 4.6 percent. Currency translation increased sales by 2.7 percentage points in the three months ended December 31, 2017.
Growth in both reported and organic sales was broad-based across all regions for the three months ended December 31, 2017. Canada had the highest reported and organic sales growth rates for the three months ended December 31, 2017.
Logix sales increased 9 percent year over year in the three months ended December 31, 2017. Logix organic sales increased 6 percent year over year in the three months ended December 31, 2017, and currency translation increased Logix sales by 3 percentage points.
Operating Margin
Architecture & Software segment operating earnings increased 8 percent year over year in the three months ended December 31, 2017. Segment operating margin increased to 30.1 percent in the three months ended December 31, 2017, from 30.0 percent a year ago, primarily due to higher sales, partially offset by higher investment spending.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2017, Compared to Three Months Ended December 31, 2016
Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2017	2016	Change
Sales	$839.7	$793.9	$45.8
Segment operating earnings	130.9	108.0	22.9
Segment operating margin	15.6%	13.6%	2.0	pts
Sales
Control Products & Solutions sales increased 5.8 percent year over year in the three months ended December 31, 2017, and organic sales increased 5.9 percent. Currency translation increased sales by 2.3 percentage points, and the prior year divestiture reduced sales growth by 2.4 percent in the three months ended December 31, 2017.
All regions, except Canada, experienced reported and organic sales growth in the three months ended December 31, 2017. Canada reported sales decreased year over year, but organic sales increased. EMEA had the highest reported sales growth rate for the three months ended December 31, 2017, and Latin America had the highest organic sales growth rate.
Product sales increased 2 percent in the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Product organic sales increased 5 percent year over year in the three months ended December 31, 2017. Currency translation increased sales by 2 percentage points in the three months ended December 31, 2017, and the prior year divestiture reduced sales growth by 5 percentage points.
Sales in our solutions and services businesses increased 9 percent in the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Organic sales in our solutions and services business increased 6 percent in the three months ended December 31, 2017, and currency translation increased sales by 3 percentage points.
Operating Margin
Control Products & Solutions segment operating earnings increased 21 percent year over year in the three months ended December 31, 2017. Segment operating margin increased to 15.6 percent in the three months ended December 31, 2017, compared to 13.6 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2017	2016
Cash provided by (used for):
Operating activities	$212.7	$310.8
Investing activities	(33.0)	(37.6)
Financing activities	(26.6)	(151.9)
Effect of exchange rate changes on cash	(17.0)	(53.1)
Cash provided by continuing operations	$136.1	$68.2
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2017	2016
Cash provided by continuing operating activities	$212.7	$310.8
Capital expenditures	(34.1)	(39.4)
Free cash flow	$178.6	$271.4
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
Cash provided by operating activities was $212.7 million for the three months ended December 31, 2017, compared to $310.8 million for the three months ended December 31, 2016. Free cash flow was $178.6 million for the three months ended December 31, 2017, compared to $271.4 million for the three months ended December 31, 2016. The year-over-year decreases in cash provided by operating activities and free cash flow were primarily due to higher incentive compensation payments in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017.
We repurchased approximately 1.1 million shares of our common stock under our share repurchase program in the first three months of 2018. The total cost of these shares was $208.6 million, of which $17.8 million was recorded in accounts payable at December 31, 2017, related to shares that did not settle until January 2018. We had no unsettled share repurchases outstanding at September 30, 2017. We repurchased approximately 0.6 million shares of our common stock in the first three months of 2017. The total cost of these shares was $80.8 million, of which $4.5 million was recorded in accounts payable at December 31, 2016, related to shares that did not settle until January 2017. We expect to repurchase $1.2 billion of our common stock during fiscal year 2018. Our decision to repurchase shares in the remainder of 2018 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. At December 31, 2017, we had approximately $399.8 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors in 2016. On January 15, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At September 30, 2017, substantially all of our cash, cash equivalents and investments (funds) were held by non-U.S. subsidiaries where our undistributed earnings were indefinitely reinvested. Due to the enactment of the Tax Act in the first quarter of fiscal 2018, our previously undistributed foreign earnings were subject to a deemed repatriation tax of approximately $385.5 million. Accordingly, these funds will not be subject to further U.S. tax if repatriated. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act of on our financial condition and results of operations.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $839.4 million at December 31, 2017, with a weighted average interest rate of 1.66 percent and weighted average maturity period of 19 days. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days.
At December 31, 2017, and September 30, 2017, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the three months ended December 31, 2017. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in an amendment to the credit facility as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period.
Separate short-term unsecured credit facilities of approximately $128.1 million at December 31, 2017, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at December 31, 2017 and 2016 were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2017 and 2016. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of December 31, 2017:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three months ended December 31, 2017 and December 31, 2016, we reclassified $5.2 million in pre-tax net losses and $0.2 million in pre-tax net gains, respectively, related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $16.2 million of pre-tax net unrealized losses on cash flow hedges as of December 31, 2017, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at December 31, 2017, there has been no material change to this information, except regarding the repayment of our $250.0 million 5.65% notes and regarding the transition tax required by the Tax Act as discussed in Note 5 and Note 12, respectively, in the Condensed Consolidated Financial Statements.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2017					Three Months Ended December 31, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$851.9	$(0.7)	$851.2	$—	$851.2	$820.1	$(12.3)	$807.8
Canada	92.0	(4.4)	87.6	—	87.6	82.7	(4.1)	78.6
EMEA	307.4	(23.4)	284.0	—	284.0	270.7	—	270.7
Asia Pacific	214.5	(5.8)	208.7	—	208.7	205.6	—	205.6
Latin America	120.8	(2.1)	118.7	—	118.7	111.2	(1.8)	109.4
Total Company Sales	$1,586.6	$(36.4)	$1,550.2	$—	$1,550.2	$1,490.3	$(18.2)	$1,472.1
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2017					Three Months Ended December 31, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$746.9	$(18.2)	$728.7	$—	$728.7	$696.4	$—	$696.4
Control Products & Solutions	839.7	(18.2)	821.5	—	821.5	793.9	(18.2)	775.7
Total Company Sales	$1,586.6	$(36.4)	$1,550.2	$—	$1,550.2	$1,490.3	$(18.2)	$1,472.1

ROCKWELL AUTOMATION, INC.

Critical Accounting Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at December 31, 2017, there has been no material change to this information, except regarding the critical estimates involved in our accounting for the Tax Act as discussed in Note 12 in the Condensed Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 14 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at December 31, 2017, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at December 31, 2017, there has been no material change to this information.
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
Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our adoption of the new revenue recognition standard in the first quarter of fiscal 2019, we expect to implement additional functionality within our enterprise-wide information technology system which could result in enhancements and modifications to related internal controls over financial reporting during the remainder of fiscal 2018.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at December 31, 2017, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at December 31, 2017, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2017	—	$—	—	$608,404,669
November 1 - 30, 2017	180,000	192.46	180,000	573,762,216
December 1 - 31, 2017	900,000	193.28	900,000	399,810,783
Total	1,080,000	193.14	1,080,000

(1)	Average price paid per share includes brokerage commissions.

(2)
On April 6, 2016, the Board of Directors approved a $1.0 billion share repurchase program. On January 15, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 31, 2018	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2018	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)