Form 10-Q
period 2018-03-31
ROCKWELL AUTOMATION INC
filed 2018-05-02
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
125,580,404 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2018.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,433.9	$1,410.9
Short-term investments	613.4	1,124.6
Receivables	1,163.1	1,135.5
Inventories	570.4	558.7
Other current assets	160.1	191.0
Total current assets	3,940.9	4,420.7
Property, net of accumulated depreciation of $1,577.8 and $1,511.9, respectively	557.2	583.9
Goodwill	1,104.3	1,077.7
Other intangible assets, net	230.9	238.0
Deferred income taxes	332.5	443.6
Other assets	347.8	397.8
Total	$6,513.6	$7,161.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$308.5	$350.4
Current portion of long-term debt	—	250.0
Accounts payable	630.0	623.2
Compensation and benefits	206.6	272.6
Advance payments from customers and deferred revenue	286.4	240.6
Customer returns, rebates and incentives	194.3	188.8
Other current liabilities	252.0	220.2
Total current liabilities	1,877.8	2,145.8
Long-term debt	1,229.8	1,243.4
Retirement benefits	873.6	892.5
Other liabilities	585.2	216.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,659.6	1,638.0
Retained earnings	5,880.9	6,103.4
Accumulated other comprehensive loss	(1,081.5)	(1,179.2)
Common stock in treasury, at cost (shares held: 55.8 and 53.0, respectively)	(4,693.2)	(4,080.0)
Total shareowners’ equity	1,947.2	2,663.6
Total	$6,513.6	$7,161.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales
Products and solutions	$1,470.5	$1,384.4	$2,883.0	$2,714.6
Services	180.7	169.9	354.8	330.0
	1,651.2	1,554.3	3,237.8	3,044.6
Cost of sales
Products and solutions	(838.8)	(787.2)	(1,622.0)	(1,534.3)
Services	(111.6)	(110.6)	(217.9)	(211.5)
	(950.4)	(897.8)	(1,839.9)	(1,745.8)
Gross profit	700.8	656.5	1,397.9	1,298.8
Selling, general and administrative expenses	(389.2)	(409.2)	(778.5)	(779.2)
Other income	5.3	1.9	15.3	5.9
Interest expense	(17.3)	(18.9)	(37.3)	(37.6)
Income before income taxes	299.6	230.3	597.4	487.9
Income tax provision	(72.2)	(40.8)	(606.4)	(83.7)
Net income (loss)	$227.4	$189.5	$(9.0)	$404.2
Earnings (loss) per share:
Basic	$1.79	$1.47	$(0.07)	$3.14
Diluted	$1.77	$1.45	$(0.07)	$3.11
Cash dividends per share	$0.835	$0.76	$1.67	$1.52
Weighted average outstanding shares:
Basic	126.9	128.7	127.6	128.5
Diluted	128.5	130.3	127.6	130.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$227.4	$189.5	$(9.0)	$404.2
Other comprehensive income, net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $7.4, $12.4, $14.8 and $25.0)	20.2	23.8	40.4	48.3
Currency translation adjustments	76.5	60.8	60.4	(25.4)
Net change in unrealized gains and losses on cash flow hedges (net of tax (benefit) expense of ($0.3), ($0.7), ($0.6) and $3.3)	(1.0)	(3.6)	(0.5)	8.0
Net change in unrealized gains and losses on available-for-sale investments (net of tax benefit of $0.3, $0.0, $0.6 and $0.0)	(1.5)	(0.1)	(2.6)	(0.1)
Other comprehensive income	94.2	80.9	97.7	30.8
Comprehensive income	$321.6	$270.4	$88.7	$435.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2018	2017
Operating activities:
Net (loss) income	$(9.0)	$404.2
Adjustments to arrive at cash provided by operating activities:
Depreciation	68.5	65.4
Amortization of intangible assets	14.3	15.6
Share-based compensation expense	18.8	20.2
Retirement benefit expense	56.7	86.1
Pension contributions	(23.5)	(28.5)
Net loss on disposition of property	—	0.1
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(9.8)	(16.4)
Inventories	(7.9)	(16.6)
Accounts payable	7.2	20.0
Advance payments from customers and deferred revenue	42.8	33.2
Compensation and benefits	(67.7)	51.2
Income taxes	508.6	(7.7)
Other assets and liabilities	(4.9)	(15.0)
Cash provided by operating activities	594.1	611.8

Investing activities:
Capital expenditures	(56.2)	(67.4)
Acquisition of businesses, net of cash acquired	(9.9)	(1.1)
Purchases of investments	(276.6)	(721.6)
Proceeds from maturities of investments	690.3	422.1
Proceeds from sale of investments	155.3	6.1
Proceeds from sale of property	0.4	0.4
Cash provided by (used for) investing activities	503.3	(361.5)

Financing activities:
Net repayment of short-term debt	(41.9)	(75.1)
Repayment of long-term debt	(250.0)	—
Cash dividends	(213.5)	(195.5)
Purchases of treasury stock	(661.7)	(185.0)
Proceeds from the exercise of stock options	61.9	136.9
Other financing activities	1.8	—
Cash used for financing activities	(1,103.4)	(318.7)

Effect of exchange rate changes on cash	29.0	(17.2)

Increase (decrease) in cash and cash equivalents	23.0	(85.6)
Cash and cash equivalents at beginning of period	1,410.9	1,526.4
Cash and cash equivalents at end of period	$1,433.9	$1,440.8
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and six-month periods ended March 31, 2018, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $23.1 million at March 31, 2018, and $24.9 million at September 30, 2017. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.5 million at March 31, 2018, and $11.9 million at September 30, 2017.
Earnings Per Share
The following table reconciles basic and diluted earnings (loss) per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$227.4	$189.5	$(9.0)	$404.2
Less: Allocation to participating securities	(0.2)	(0.2)	—	(0.4)
Net income (loss) available to common shareowners	$227.2	$189.3	$(9.0)	$403.8
Basic weighted average outstanding shares	126.9	128.7	127.6	128.5
Effect of dilutive securities
Stock options	1.4	1.3	—	1.3
Performance shares	0.2	0.3	—	0.2
Diluted weighted average outstanding shares	128.5	130.3	127.6	130.0
Earnings (loss) per share:
Basic	$1.79	$1.47	$(0.07)	$3.14
Diluted	$1.77	$1.45	$(0.07)	$3.11
For the six months ended March 31, 2018, 2.6 million potential common shares related to share-based compensation awards were excluded from the diluted EPS calculation because we recorded a net loss from continuing operations. Of these shares, 1.7 million would have been included in the calculation had we recorded net income from continuing operations in the six months ended March 31, 2018. For each of the three and six months ended March 31, 2018, 0.9 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2017, 1.0 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $14.0 million and $17.6 million were accrued within accounts payable and other current liabilities at March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, there were $12.3 million and $7.0 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $10.2 million and $18.8 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2018, respectively. We recognized $9.5 million and $20.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2017, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2018		2017
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	856	$35.51	983	$25.39
Performance shares	40	219.04	42	174.37
Restricted stock and restricted stock units	34	192.50	46	135.84
Unrestricted stock	7	183.76	8	128.35
3. Inventories
Inventories consist of (in millions):

	March 31, 2018	September 30, 2017
Finished goods	$221.0	$218.7
Work in process	185.9	168.0
Raw materials	163.5	172.0
Inventories	$570.4	$558.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2018, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2017	$417.2	$660.5	$1,077.7
Acquisition of business	6.8	—	6.8
Translation	5.0	14.8	19.8
Balance as of March 31, 2018	$429.0	$675.3	$1,104.3

Other intangible assets consist of (in millions):

	March 31, 2018
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$197.7	$119.1	$78.6
Customer relationships	118.0	67.2	50.8
Technology	109.0	62.7	46.3
Trademarks	33.8	23.9	9.9
Other	12.0	10.4	1.6
Total amortized intangible assets	470.5	283.3	187.2
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$514.2	$283.3	$230.9

	September 30, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.8	$113.2	$81.6
Customer relationships	114.5	61.5	53.0
Technology	104.8	57.9	46.9
Trademarks	32.3	21.1	11.2
Other	11.4	9.8	1.6
Total amortized intangible assets	457.8	263.5	194.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$501.5	$263.5	$238.0
Estimated amortization expense is $27.9 million in 2018, $24.9 million in 2019, $21.9 million in 2020, $21.1 million in 2021 and $19.1 million in 2022.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2018 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $308.0 million and $350.0 million at March 31, 2018, and September 30, 2017, respectively. The weighted average interest rate of the commercial paper outstanding was 2.00 percent and 1.26 percent at March 31, 2018, and September 30, 2017, respectively.
In December 2017, we repaid our $250.0 million 5.65% notes which were classified as the current portion of long-term debt at September 30, 2017.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2018	September 30, 2017
Unrealized losses on foreign exchange contracts	$36.6	$31.3
Product warranty obligations	32.2	28.5
Taxes other than income taxes	48.6	42.7
Accrued interest	12.3	16.9
Income taxes payable	63.7	32.6
Other	58.6	68.2
Other current liabilities	$252.0	$220.2
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
Changes in product warranty obligations are (in millions):

	Six Months Ended March 31,
	2018	2017
Balance at beginning of period	$28.5	$28.0
Accruals for warranties issued during the current period	12.9	12.5
Adjustments to pre-existing warranties	2.7	(1.7)
Settlements of warranty claims	(11.9)	(12.2)
Balance at end of period	$32.2	$26.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities. All investments meeting the U.S. GAAP definition of a security were classified as available-for-sale as of March 31, 2018, and September 30, 2017. Unrealized gains and losses on available-for-sale investments are included in our Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive loss, net of any deferred taxes. Realized gains and losses are included in net income.
Our investments consist of (in millions):

	March 31, 2018	September 30, 2017
Certificates of deposit and time deposits	$539.9	$1,005.3
Commercial paper	4.5	20.3
Corporate debt securities	168.1	199.4
Government securities	78.5	116.8
Asset-backed securities	35.3	45.8
Total	$826.3	$1,387.6
Pre-tax gross unrealized gains and losses on available-for-sale investments were not material as of March 31, 2018. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the three and six months ended March 31, 2018. At March 31, 2018, there were no outstanding purchases of investments recorded in accounts payable.
We evaluated all investments for which the fair value was less than amortized cost for impairment on an individual security basis at March 31, 2018. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of March 31, 2018, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of March 31, 2018 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$613.4
Due in one to five years	212.9
Total	$826.3
Classification of our investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Condensed Consolidated Balance Sheet (in millions):

	March 31, 2018	September 30, 2017
Short-term investments	$613.4	$1,124.6
Other assets	212.9	263.0
Total	$826.3	$1,387.6

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments (continued)
Fair values of our investments were (in millions):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$539.9	$—	$539.9
Commercial paper	—	4.5	—	4.5
Corporate debt securities	—	168.1	—	168.1
Government securities	68.4	10.1	—	78.5
Asset-backed securities	—	35.3	—	35.3
Total	$68.4	$757.9	$—	$826.3

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$1,005.3	$—	$1,005.3
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	199.4	—	199.4
Government securities	98.9	17.9	—	116.8
Asset-backed securities	—	45.8	—	45.8
Total	$98.9	$1,288.7	$—	$1,387.6

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service cost	$22.4	$24.2	$44.6	$48.3
Interest cost	39.0	37.8	77.8	75.6
Expected return on plan assets	(61.5)	(56.2)	(122.7)	(112.4)
Amortization:
Prior service cost (credit)	0.1	(1.1)	0.3	(1.9)
Net actuarial loss	28.4	38.2	56.7	76.2
Settlements	—	—	—	0.2
Net periodic benefit cost	$28.4	$42.9	$56.7	$86.0

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service cost	$0.3	$0.4	$0.6	$0.7
Interest cost	0.6	0.7	1.2	1.3
Amortization:
Prior service credit	(1.4)	(1.5)	(2.7)	(3.0)
Net actuarial loss	0.5	0.6	0.9	1.1
Net periodic benefit cost	$—	$0.2	$—	$0.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended March 31, 2018
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2017	$(906.8)	$(253.8)	$(13.9)	$(1.2)	$(1,175.7)
Other comprehensive income (loss) before reclassifications	—	76.5	(6.0)	(1.5)	69.0
Amounts reclassified from accumulated other comprehensive loss	20.2	—	5.0	—	25.2
Other comprehensive income (loss)	20.2	76.5	(1.0)	(1.5)	94.2
Balance as of March 31, 2018	$(886.6)	$(177.3)	$(14.9)	$(2.7)	$(1,081.5)

Six Months Ended March 31, 2018
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive income (loss) before reclassifications	—	60.4	(9.4)	(2.6)	48.4
Amounts reclassified from accumulated other comprehensive loss	40.4	—	8.9	—	49.3
Other comprehensive income (loss)	40.4	60.4	(0.5)	(2.6)	97.7
Balance as of March 31, 2018	$(886.6)	$(177.3)	$(14.9)	$(2.7)	$(1,081.5)

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Condensed Consolidated Statement of Operations
	2018	2017	2018	2017
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.3)	$(2.6)	$(2.4)	$(4.9)	(a)
Amortization of net actuarial loss	28.9	38.8	57.6	77.3	(a)
Settlements	—	—	—	0.2	(a)
	27.6	36.2	55.2	72.6	Income before income taxes
	(7.4)	(12.4)	(14.8)	(25.0)	Income tax provision
	$20.2	$23.8	$40.4	$47.6	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.8)	$1.0	$(1.3)	$1.5	Sales
Forward exchange contracts	8.4	(2.6)	14.3	(3.6)	Cost of sales
Forward exchange contracts	(0.8)	0.3	(1.0)	0.6	Selling, general and administrative expenses
	6.8	(1.3)	12.0	(1.5)	Income before income taxes
	(1.8)	—	(3.1)	—	Income tax provision
	$5.0	$(1.3)	$8.9	$(1.5)	Net income

Total reclassifications	$25.2	$22.5	$49.3	$46.1	Net income
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of March 31, 2018, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
Our base rate reflects a change in the U.S. federal statutory rate from 35 percent to 21 percent resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017. The rate change was effective for us at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for our fiscal year 2018 is 24.53 percent.
The effective tax rate was 24.1 percent and 101.5 percent in the three and six months ended March 31, 2018, respectively, compared to 17.7 percent and 17.2 percent in the three and six months ended March 31, 2017, respectively. The effective tax rate was lower than the U.S. statutory rate of 24.53 percent in the three months ended March 31, 2018 primarily because we benefited from lower non-U.S. tax rates, partially offset by provisional tax charges ($11.5 million or 3.8 percent) resulting from the Tax Act which are discussed below. The effective rate was higher than the U.S. statutory rate of 24.53 percent in the six months ended March 31, 2018 due to provisional tax charges ($491.2 million or 81.8 percent) resulting from the Tax Act. The effective tax rate was lower than the U.S. statutory rate of 35 percent in the three and six months ended March 31, 2017, primarily because we benefited from lower non-U.S. tax rates, and we also realized a benefit from discrete tax items.
Provisional Amounts
The Tax Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax ("transition tax"). At March 31, 2018, we have not completed our accounting for the tax effects of the Tax Act; however, we have made reasonable estimates of its effects on our existing U.S. deferred tax balance and the transition tax and recorded provisional amounts which are included as a component of income tax expense from continuing operations, as discussed in more detail below.
We revalued our U.S. deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is either 24.53 percent for reversals in 2018 or 21 percent for reversals in 2019 and subsequent years. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the valuation of these balances or potentially give rise to new deferred tax amounts. We have recorded a provisional amount of $94.2 million in the six months ended March 31, 2018, of which the entire amount was recorded in the three months ended December 31, 2017.
The Tax Act requires the transition tax to be computed based on our total post-1986 earnings and profits (“E&P”) at December 31, 2017, that were previously deferred from U.S. income tax. As a result, we are required to make reasonable estimates given our September 30 fiscal year. We have recorded provisional amounts of $11.5 million and $397.0 million for the transition tax liability for all of our foreign subsidiaries in the three and six months ended March 31, 2018, respectively. At March 31, 2018, we have recorded income taxes payable of $397.0 million related to the transition tax in the Condensed Consolidated Balance Sheet, of which $34.7 million is recorded within other current liabilities, and $362.3 million is recorded within other liabilities because that portion is payable greater than twelve months from March 31, 2018.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Income Taxes (continued)
The transition tax is applied to the balance of post-1986 E&P at rates of 15.5 percent for cash assets (as defined in the Tax Act) and 8 percent for non-cash assets measured at the higher of the balance at September 30, 2018 or the average of the ending balances at September 30, 2016, and September 30, 2017. Our reasonable estimates will change as a result of adjustments impacting E&P, and distributions and other transactions impacting cash. The Company anticipates that it will complete its accounting for the transition tax at December 31, 2018. These uncertainties form the basis for the Company’s provisional reporting based upon reasonable estimates at March 31, 2018.
The Company has historically accounted for the earnings of its foreign subsidiaries as being indefinitely reinvested under ASC 740-30. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company will begin to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax other than in certain limited circumstances. The Company has provided for taxes on the balance of historic and current earnings that may be subject to foreign withholding and U.S. state taxes. For future distributions related to historic earnings, we recorded deferred tax liabilities of $59.8 million related to foreign withholding taxes, and deferred tax assets of $59.8 million related to foreign tax credits attributable to the foreign withholding taxes. These provisional amounts are presented net within deferred income tax assets in the Condensed Consolidated Balance Sheet as of March 31, 2018.  We have not yet completed our assessment of whether a portion of these assets and liabilities should be presented as gross amounts.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $28.2 million and $31.1 million at March 31, 2018, and September 30, 2017, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $4.1 million and $4.0 million at March 31, 2018, and September 30, 2017, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $7.4 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $8.5 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2014 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales
Architecture & Software	$768.4	$719.0	$1,515.3	$1,415.4
Control Products & Solutions	882.8	835.3	1,722.5	1,629.2
Total	$1,651.2	$1,554.3	$3,237.8	$3,044.6
Segment operating earnings
Architecture & Software	$218.2	$190.6	$442.8	$399.2
Control Products & Solutions	126.9	105.4	257.8	213.4
Total	345.1	296.0	700.6	612.6
Purchase accounting depreciation and amortization	(4.5)	(5.6)	(8.9)	(11.2)
General corporate – net	(17.8)	(21.4)	(34.0)	(36.3)
Non-operating pension costs	(5.9)	(19.8)	(11.8)	(39.6)
Costs related to unsolicited Emerson proposals	—	—	(11.2)	—
Interest expense	(17.3)	(18.9)	(37.3)	(37.6)
Income before income taxes	$299.6	$230.3	$597.4	$487.9
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
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended March 31, 2018 and 2017, and of cash flows for the six-month periods ended March 31, 2018 and 2017. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
May 2, 2018

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract, develop, and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	the successful integration and management of acquired businesses and technologies;

•	the availability and price of components and materials;

•	the successful execution of our cost productivity initiatives; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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

ROCKWELL AUTOMATION, INC.

U. S. Industrial Economic Trends
In the second quarter of 2018, sales in the U.S. accounted for 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2016. In the second quarter of fiscal 2018, most of these U.S. economic indicators improved compared to the prior quarter. PMI was unchanged, but remained above 50, indicating a continued expansion in the U.S. manufacturing economy.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2018 quarter ended:
March 2018	106.4	59.3	254.8	77.6
December 2017	105.3	59.3	250.6	77.1
Fiscal 2017 quarter ended:
September 2017	103.3	60.2	246.7	75.8
June 2017	103.7	56.7	241.7	76.2
March 2017	102.5	56.6	234.3	75.4
December 2016	102.2	54.3	229.0	75.3
Fiscal 2016 quarter ended:
September 2016	102.0	51.4	226.0	75.2
Note: Economic indicators are subject to revision by the issuing organizations.
While we are optimistic that the impact of U.S. tax reform on our customers' investment decisions could benefit our future performance, it is too early to quantify any such benefits.
In March 2018, the U.S. Government imposed tariffs on steel and aluminum imports. While we have seen increases in the price of steel and aluminum as a result of these tariffs, we believe they will not have a material effect on our business, financial condition, or results of operations.
Also, the U.S. Government proposed potential tariffs on certain imports from China. In response, China proposed potential tariffs on certain imports into China. There remains a lot of uncertainty about the particulars of these tariffs. While no tariffs have been enacted yet, we are currently evaluating the potential impact such tariffs could have on our business, as well as mitigation opportunities in the event tariffs are imposed.

Non-U.S. Economic Trends
In the second quarter of 2018, sales to customers outside the U.S. accounted for 46 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets.

ROCKWELL AUTOMATION, INC.

We use changes in the respective countries' gross domestic product and industrial production as indicators of the growth opportunities in each region where we do business.
Recent economic forecasts increased the outlook for industrial production growth in fiscal 2018 in all regions, apart from in EMEA where growth is forecast to slow. In Asia Pacific, China's economy is stable, supported by robust retail sales and rising overseas demand, and economic growth in India continues to improve. In Latin America, higher commodity prices are supporting an increase in economic growth across the region, with Mexico also benefiting from a strong U.S. economy.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of 2018 increased 6.2 percent compared to the second quarter of 2017. Organic sales increased 3.5 percent year over year. Currency translation increased sales by 3.9 percentage points, and the prior year divestiture reduced sales growth by 1.2 percentage points. Growth was broad-based across most regions. Heavy industries led by oil and gas, mining, metals, and semiconductor had the strongest growth.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 9 percent year over year in the second quarter of 2018. Logix organic sales increased 5 percent year over year, and currency translation increased sales by 4 percentage points.

•
Process initiative sales increased 11 percent year over year in the second quarter of 2018. Process initiative organic sales increased 9 percent year over year, and currency translation increased sales by 2 percentage point.

•
Sales in emerging countries increased 12 percent year over year in the second quarter of 2018. Organic sales in emerging countries increased 7 percent year over year. Currency translation increased sales in emerging countries by 6 percentage points, and the prior year divestiture reduced sales in emerging countries by 1 percentage point.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and six months ended March 31, 2018 and 2017 (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Sales
Architecture & Software	$768.4	$719.0	$1,515.3	$1,415.4
Control Products & Solutions	882.8	835.3	1,722.5	1,629.2
Total sales (a)	$1,651.2	$1,554.3	3,237.8	$3,044.6
Segment operating earnings(1)
Architecture & Software	$218.2	$190.6	442.8	$399.2
Control Products & Solutions	126.9	105.4	257.8	213.4
Total segment operating earnings(2) (b)	345.1	296.0	700.6	612.6
Purchase accounting depreciation and amortization	(4.5)	(5.6)	(8.9)	(11.2)
General corporate — net	(17.8)	(21.4)	(34.0)	(36.3)
Non-operating pension costs	(5.9)	(19.8)	(11.8)	(39.6)
Costs related to unsolicited Emerson proposals	—	—	(11.2)	—
Interest expense	(17.3)	(18.9)	(37.3)	(37.6)
Income before income taxes (c)	299.6	230.3	597.4	487.9
Income tax provision	(72.2)	(40.8)	(606.4)	(83.7)
Net (loss) income	$227.4	$189.5	(9.0)	$404.2

Diluted EPS	$1.77	$1.45	$(0.07)	$3.11

Adjusted EPS(3)	$1.89	$1.55	$3.85	$3.30

Diluted weighted average outstanding shares for diluted EPS	128.5	130.3	127.6	130.0

Diluted weighted average outstanding shares for adjusted EPS(3)	128.5	130.3	129.3	130.0

Total segment operating margin(2) (b/a)	20.9%	19.0%	21.6%	20.1%

Pre-tax margin (c/a)	18.1%	14.8%	18.5%	16.0%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension costs, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, interest expense and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

(3)
Adjusted EPS is a non-GAAP earnings measure that excludes the non-operating pension costs and their related income tax effects, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018 and their related tax effects, and the provisional tax effect of deemed repatriation of foreign earnings and the revaluation of net deferred tax assets due to the enactment of the Tax Act. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure. Average diluted shares for adjusted EPS is a non-GAAP measure that includes 1.7 million dilutive shares that are excluded from GAAP average diluted shares in the six months ended March 31, 2018 because we recorded a net loss in the period.

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Purchase accounting depreciation and amortization
Architecture & Software	$1.7	$1.6	$3.3	$3.2
Control Products & Solutions	2.5	3.7	5.0	7.5
Non-operating pension costs
Architecture & Software	1.8	7.1	3.6	14.2
Control Products & Solutions	2.7	11.1	5.5	22.2
The decreases in non-operating pension costs in both segments for the three and six months ended March 31, 2018, were primarily due to a $200 million voluntary contribution in fiscal 2017 and other actuarial adjustments.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs and their related income tax effects, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018 and their related tax effects, and the provisional tax effect of deemed repatriation of foreign earnings and the revaluation of net deferred tax assets due to the enactment of the Tax Act. Non-operating pension costs include defined benefit plan interest cost, expected return on plan assets, amortization of actuarial gains and losses and the impact of any plan curtailments or settlements. These components of net periodic pension cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these and other excluded costs to be unrelated to the operating performance of our business. We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for income from continuing operations, diluted EPS and effective tax rate.

The following are the components of operating and non-operating pension costs (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service cost	$22.4	$24.2	$44.6	$48.3
Amortization of prior service cost (credit)	0.1	(1.1)	0.3	(1.9)
Operating pension costs	22.5	23.1	44.9	46.4

Interest cost	39.0	37.8	77.8	75.6
Expected return on plan assets	(61.5)	(56.2)	(122.7)	(112.4)
Amortization of net actuarial loss	28.4	38.2	56.7	76.2
Settlements	—	—	—	0.2
Non-operating pension costs	5.9	19.8	11.8	39.6

Net periodic pension cost	$28.4	$42.9	$56.7	$86.0

ROCKWELL AUTOMATION, INC.

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Income (Loss) from continuing operations	$227.4	$189.5	$(9.0)	$404.2
Non-operating pension costs	5.9	19.8	11.8	39.6
Tax effect of non-operating pension costs	(1.9)	(7.3)	(3.7)	(14.5)
Costs related to unsolicited Emerson proposals	—	—	11.2	—
Tax effect of costs related to unsolicited Emerson proposals	—	—	(3.1)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[1]	11.5	—	397.0	—
Effect of net deferred tax asset revaluation due to the Tax Act[1]	—	—	94.2	—
Adjusted Income	$242.9	$202.0	$498.4	$429.3

Diluted EPS from continuing operations	$1.77	$1.45	$(0.07)	$3.11
Non-operating pension costs	0.04	0.15	0.08	0.30
Tax effect of non-operating pension costs	(0.01)	(0.05)	(0.03)	(0.11)
Costs related to unsolicited Emerson proposals	—	—	0.09	—
Tax effect of costs related to unsolicited Emerson proposals	—	—	(0.02)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[1]	0.09	—	3.07	—
Effect of net deferred tax asset revaluation due to the Tax Act[1]	—	—	0.73	—
Adjusted EPS	$1.89	$1.55	$3.85	$3.30

Effective tax rate	24.1%	17.7%	101.5%	17.2%
Tax effect of non-operating pension costs	0.2%	1.5%	0.3%	1.4%
Tax effect of costs related to unsolicited Emerson proposals	—%	—%	0.1%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act[1]	(3.8)%	—%	(66.4)%	—%
Effect of net deferred tax asset revaluation due to the Tax Act[1]	—%	—%	(15.8)%	—%
Adjusted Effective Tax Rate	20.5%	19.2%	19.7%	18.6%
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

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2018, Compared to Three and Six Months Ended March 31, 2017

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2018	2017	Change	2018	2017	Change
Sales	$1,651.2	$1,554.3	$96.9	$3,237.8	$3,044.6	$193.2
Income before income taxes	299.6	230.3	69.3	597.4	487.9	109.5
Diluted EPS	1.77	1.45	0.32	(0.07)	3.11	(3.18)
Adjusted EPS	1.89	1.55	0.34	3.85	3.30	0.55
Sales
Sales increased 6.2 percent and 6.3 percent year over year in the three and six months ended March 31, 2018, respectively. Organic sales increased 3.5 percent and 4.4 percent in the three and six months ended March 31, 2018, respectively. Currency translation increased sales by 3.9 percentage points and 3.2 percentage points, and the prior year divestiture reduced sales growth by 1.2 percentage points and 1.3 percentage points in the three and six months ended March 31, 2018, respectively.
Pricing contributed about half of one percentage point to sales growth in each of the three and six months ended March 31, 2018.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Three Months Ended March 31, 2017
United States	$888.0	2.2%	3.6%
Canada	85.8	0.9%	2.4%
Europe, Middle East and Africa (EMEA)	340.6	13.2%	(1.1)%
Asia Pacific	218.9	10.3%	4.2%
Latin America	117.9	16.6%	16.2%
Total Sales	$1,651.2	6.2%	3.5%

		Change vs.	Change in Organic Sales(1) vs.
	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017	Six Months Ended March 31, 2017
United States	$1,739.9	3.0%	4.5%
Canada	177.8	6.0%	6.9%
Europe, Middle East and Africa (EMEA)	648.0	13.3%	1.8%
Asia Pacific	433.4	7.3%	2.8%
Latin America	238.7	12.4%	12.2%
Total sales	$3,237.8	6.3%	4.4%
(1) Organic sales and organic sales growth exclude the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2018, Compared to Three and Six Months Ended March 31, 2017

•	United States sales increased in the three and six months ended March 31, 2018, mainly due to strength in heavy industries, partially offset by weakness in automotive.

•	Sales in Canada increased year over year in the three and six months ended March 31, 2018, led by growth in heavy industries.

•	EMEA sales were down slightly year over year in the three months ended March 31, 2018, but increased in the six months ended March 31, 2018, with growth in both mature and emerging countries.

•	Sales in Asia Pacific increased in the three and six months ended March 31, 2018, led by China.

•	Latin America sales increased in the three and six months ended March 31, 2018, led by Mexico.
General Corporate - Net
General corporate - net expenses were $17.8 million and $34.0 million in the three and six months ended March 31, 2018, respectively, compared to $21.4 million and $36.3 million in the three and six months ended March 31, 2017, respectively.
Income before Income Taxes
Income before income taxes increased 30 percent and 22 percent year over year in the three and six months ended March 31, 2018, respectively. Total segment operating earnings increased 17 percent and 14 percent in the three and six months ended March 31, 2018, respectively. The increases in income before income taxes and total segment operating earnings were primarily due to higher sales.
Income Taxes
The effective tax rate for the three months ended March 31, 2018, was 24.1 percent compared to 17.7 percent for the three months ended March 31, 2017. Our Adjusted Effective Tax Rate for the three months ended March 31, 2018, was 20.5 percent compared to 19.2 percent for the three months ended March 31, 2017. The increase in the effective tax rate was primarily due to lower favorable discrete tax items in the current quarter and provisional tax charges related to the transition tax on the deemed repatriation of foreign earnings ($11.5 million or 3.8 percent), partially offset by the impact of the lower U.S. statutory rate under the Tax Act. The increase in the Adjusted Effective Tax Rate was primarily due to lower favorable discrete tax items in the current quarter, partially offset by the impact of the lower U.S. statutory tax rate under the Tax Act. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.
The effective tax rate for the six months ended March 31, 2018, was 101.5 percent compared to 17.2 percent for the six months ended March 31, 2017. Our Adjusted Effective Tax Rate for the six months ended March 31, 2018, was 19.7 percent compared to 18.6 percent for the six months ended March 31, 2017. The increase in the effective tax rate was due to provisional tax charges related to the transition tax on the deemed repatriation of foreign earnings ($397.0 million or 66.4 percent) and the revaluation of net deferred tax assets ($94.2 million or 15.8 percent) resulting from the Tax Act. The increase in the Adjusted Effective Tax Rate was primarily due to lower favorable discrete tax items in the current year, partially offset by the impact of the lower U.S. statutory tax rate under the Tax Act. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2018, Compared to Three and Six Months Ended March 31, 2017
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2018	2017	Change		2018	2017	Change
Sales	$768.4	$719.0	$49.4		$1,515.3	$1,415.4	$99.9
Segment operating earnings	218.2	190.6	27.6		442.8	399.2	43.6
Segment operating margin	28.4%	26.5%	1.9	pts	29.2%	28.2%	1.0	pts
Sales
Architecture & Software sales increased 6.9 percent and 7.1 percent year over year in the three and six months ended March 31, 2018, respectively. Architecture & Software organic sales increased 2.5 percent and 3.5 percent in the three and six months ended March 31, 2018, respectively. Currency translation increased sales by 4.4 percentage points and 3.6 percentage points in the three and six months ended March 31, 2018, respectively.
Growth in both reported and organic sales was broad-based across most regions for the three and six months ended March 31, 2018. Latin America and Canada were the strongest performing organic growth regions in the three and six months ended March 31, 2018.
Logix sales increased 9 percent year over year in each of the three and six months ended March 31, 2018. Logix organic sales increased 5 percent year over year in each of the three and six months ended March 31, 2018, while currency translation increased Logix sales by 4 percentage points in each period.
Operating Margin
Architecture & Software segment operating earnings increased 14 percent and 11 percent year over year in the three and six months ended March 31, 2018, respectively. Segment operating margin increased to 28.4 percent and 29.2 percent in the three and six months ended March 31, 2018, respectively, from 26.5 percent and 28.2 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2018, Compared to Three and Six Months Ended March 31, 2017
Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2018	2017	Change		2018	2017	Change
Sales	$882.8	$835.3	$47.5		$1,722.5	$1,629.2	$93.3
Segment operating earnings	126.9	105.4	21.5		257.8	213.4	44.4
Segment operating margin	14.4%	12.6%	1.8	pts	15.0%	13.1%	1.9	pts
Sales
Control Products & Solutions sales increased 5.7 percent year over year in each of the three and six months ended March 31, 2018. Organic sales increased 4.4 percent and 5.1 percent in the three and six months ended March 31, 2018, respectively. Currency translation increased sales by 3.6 percentage points and 2.9 percentage points in the three and six months ended March 31, 2018, respectively, and the prior year divestiture reduced sales growth by 2.3 percent in each of the three and six months ended March 31, 2018.
All regions, except Canada and EMEA, experienced reported and organic sales growth in the three months ended March 31, 2018. EMEA grew on a reported sales basis in the three months ended March 31, 2018. All regions, except Canada, experienced reported and organic sales growth in the six months ended March 31, 2018. U.S. and Latin America were the strongest organic growth regions in the three and six months ended March 31, 2018.
Product sales remained flat year over year in the three months ended March 31, 2018, and increased 1 percent in the six months ended March 31, 2018. Product organic sales increased 2 percent and 4 percent in the three and six months ended March 31, 2018, respectively. Currency translation increased sales by 3 percentage points in each of the three and six months ended March 31, 2018. The prior year divestiture reduced sales growth by 5 percentage points in each of the three and six months ended March 31, 2018.
Sales in our solutions and services businesses increased 10 percent and 9 percent in the three and six months ended March 31, 2018, respectively. Organic sales in our solutions and services business increased 6 percent in each of the three and six months ended March 31, 2018. Currency translation increased sales by 4 percentage points and 3 percentage points in the three and six months ended March 31, 2018, respectively.
Operating Margin
Control Products & Solutions segment operating earnings increased 20 percent and 21 percent year over year in the three and six months ended March 31, 2018, respectively. Segment operating margin increased to 14.4 percent and 15.0 percent in the three and six months ended March 31, 2018, respectively, compared to 12.6 percent and 13.1 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2018	2017
Cash provided by (used for):
Operating activities	$594.1	$611.8
Investing activities	503.3	(361.5)
Financing activities	(1,103.4)	(318.7)
Effect of exchange rate changes on cash	29.0	(17.2)
Cash provided by (used for) continuing operations	$23.0	$(85.6)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2018	2017
Cash provided by operating activities	$594.1	$611.8
Capital expenditures	(56.2)	(67.4)
Free cash flow	$537.9	$544.4
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
Cash provided by operating activities was $594.1 million for the six months ended March 31, 2018, compared to $611.8 million for the six months ended March 31, 2017. Free cash flow was $537.9 million for the six months ended March 31, 2018, compared to $544.4 million for the six months ended March 31, 2017. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to higher incentive compensation and income tax payments in the first half of fiscal 2018 compared to the first half of fiscal 2017.
We repurchased approximately 3.6 million shares of our common stock under our share repurchase program in the first six months of 2018. The total cost of these shares was $673.6 million, of which $12.3 million was recorded in accounts payable at March 31, 2018, related to shares that did not settle until April 2018. We had no unsettled share repurchases outstanding at September 30, 2017. We repurchased approximately 1.3 million shares of our common stock in the first six months of 2017. The total cost of these shares was $186.0 million, of which $7.0 million was recorded in accounts payable at March 31, 2017, related to shares that did not settle until April 2017. We expect to repurchase $1.2 billion of our common stock during fiscal year 2018. Our decision to repurchase shares in the remainder of 2018 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. On January 15, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. During the three months ended March 31, 2018, we exhausted all of the April 2016 $1.0 billion share repurchase authorization, and began repurchasing shares of our common stock under the new January 2018 $1.0 billion authorization. At March 31, 2018, we had approximately $934.8 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors on January 15, 2018. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At September 30, 2017, substantially all of our cash, cash equivalents and investments (funds) were held by non-U.S. subsidiaries where our undistributed earnings were indefinitely reinvested. Due to the enactment of the Tax Act in the first quarter of fiscal 2018, our previously undistributed foreign earnings were subject to a transition tax of approximately $397.0 million. Accordingly, these funds will not be subject to further U.S. tax if repatriated. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act of on our financial condition and results of operations.
In the second quarter of 2018, we repatriated $876 million to the U.S. from our foreign subsidiaries.  The repatriated funds were primarily used to repay outstanding commercial paper.  The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.  Withholding and other taxes due as a result of the repatriation of these funds are not material. We anticipate repatriating additional amounts over the remainder of the fiscal year.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $308.0 million at March 31, 2018, with a weighted average interest rate of 2.00 percent and weighted average maturity period of 5 days. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days.
At March 31, 2018, and September 30, 2017, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the six months ended March 31, 2018. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in an amendment to the credit facility as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period.
Separate short-term unsecured credit facilities of approximately $131.0 million at March 31, 2018, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2018 and 2017 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2018 and 2017. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of March 31, 2018:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three and six months ended March 31, 2018, we reclassified $6.8 million and $12.0 million, respectively, in pre-tax net losses related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. During the three and six months ended March 31, 2017, we reclassified $1.3 million and $1.5 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $18.4 million of pre-tax net unrealized losses on cash flow hedges as of March 31, 2018, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at March 31, 2018, there has been no material change to this information, except regarding the repayment of our $250.0 million 5.65% notes and regarding the transition tax required by the Tax Act as discussed in Note 5 and Note 12, respectively, in the Condensed Consolidated Financial Statements.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$888.0	$(0.6)	$887.4	$—	$887.4	$868.7	$(12.1)	$856.6
Canada	85.8	(3.8)	82.0	—	82.0	85.0	(4.9)	80.1
EMEA	340.6	(42.8)	297.8	—	297.8	301.0	—	301.0
Asia Pacific	218.9	(12.1)	206.8	—	206.8	198.5	—	198.5
Latin America	117.9	(2.5)	115.4	—	115.4	101.1	(1.8)	99.3
Total Company Sales	$1,651.2	$(61.8)	$1,589.4	$—	$1,589.4	$1,554.3	$(18.8)	$1,535.5

	Six Months Ended March 31, 2018					Six Months Ended March 31, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$1,739.9	$(1.3)	$1,738.6	$—	$1,738.6	$1,688.8	$(24.4)	$1,664.4
Canada	177.8	(8.2)	169.6	—	169.6	167.7	(9.0)	158.7
EMEA	648.0	(66.2)	581.8	—	581.8	571.7	—	571.7
Asia Pacific	433.4	(17.9)	415.5	—	415.5	404.1	—	404.1
Latin America	238.7	(4.6)	234.1	—	234.1	212.3	(3.6)	208.7
Total Company Sales	$3,237.8	$(98.2)	$3,139.6	$—	$3,139.6	$3,044.6	$(37.0)	$3,007.6

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information (continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$768.4	$(31.6)	$736.8	$—	$736.8	$719.0	$—	$719.0
Control Products & Solutions	882.8	(30.2)	852.6	—	852.6	835.3	(18.8)	816.5
Total Company Sales	$1,651.2	$(61.8)	$1,589.4	$—	$1,589.4	$1,554.3	$(18.8)	$1,535.5

	Six Months Ended March 31, 2018					Six Months Ended March 31, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$1,515.3	$(49.8)	$1,465.5	$—	$1,465.5	$1,415.4	$—	$1,415.4
Control Products & Solutions	1,722.5	(48.4)	1,674.1	—	1,674.1	1,629.2	(37.0)	1,592.2
Total Company Sales	$3,237.8	$(98.2)	$3,139.6	$—	$3,139.6	$3,044.6	$(37.0)	$3,007.6

ROCKWELL AUTOMATION, INC.

Critical Accounting Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at March 31, 2018, there has been no material change to this information, except regarding the critical estimates involved in our accounting for the Tax Act as discussed in Note 12 in the Condensed Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at March 31, 2018, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at March 31, 2018, there has been no material change to this information.
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
Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our adoption of the new revenue recognition standard in the first quarter of fiscal 2019, we have implemented additional functionality within our enterprise-wide information technology system during the second quarter of fiscal 2018. Though no changes were required to our enterprise-wide general information technology controls, key automated controls have been implemented and manual review controls have been enhanced to address the module's specific functionality. Additional enhancements and modifications to internal controls over financial reporting could be required during the remainder of fiscal 2018.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at March 31, 2018, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at March 31, 2018, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2018	319,450	$201.01	317,566	$1,335,981,099
February 1 - 28, 2018	959,821	187.19	959,446	1,156,380,533
March 1 - 31, 2018	1,230,000	180.11	1,230,000	934,847,766
Total	2,509,271	185.48	2,507,012

(1)
All of the shares purchased during the quarter ended March 31, 2018 were acquired pursuant to the repurchase programs described in (3) below, except for 2,259 shares that were acquired in January and February in connection with stock swap exercises of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On April 6, 2016, the Board of Directors approved a $1.0 billion share repurchase program, which was exhausted during the quarter ended March 31, 2018. On January 15, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 2, 2018	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 2, 2018	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)