Form 10-Q
period 2018-06-30
ROCKWELL AUTOMATION INC
filed 2018-07-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
123,164,853 shares of registrant’s Common Stock, $1.00 par value, were outstanding on June 30, 2018.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$940.1	$1,410.9
Short-term investments	548.6	1,124.6
Receivables	1,149.3	1,135.5
Inventories	570.3	558.7
Other current assets	167.5	191.0
Total current assets	3,375.8	4,420.7
Property, net of accumulated depreciation of $1,579.3 and $1,511.9, respectively	537.3	583.9
Goodwill	1,078.5	1,077.7
Other intangible assets, net	222.5	238.0
Deferred income taxes	296.7	443.6
Other assets	326.8	397.8
Total	$5,837.6	$7,161.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$0.8	$350.4
Current portion of long-term debt	—	250.0
Accounts payable	641.8	623.2
Compensation and benefits	259.8	272.6
Advance payments from customers and deferred revenue	261.6	240.6
Customer returns, rebates and incentives	195.6	188.8
Other current liabilities	394.0	220.2
Total current liabilities	1,753.6	2,145.8
Long-term debt	1,227.1	1,243.4
Retirement benefits	844.5	892.5
Other liabilities	568.2	216.4
Commitments and contingent liabilities (Note 11)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,669.7	1,638.0
Retained earnings	5,851.5	6,103.4
Accumulated other comprehensive loss	(1,140.5)	(1,179.2)
Common stock in treasury, at cost (shares held: 58.2 and 53.0, respectively)	(5,117.9)	(4,080.0)
Total shareowners’ equity	1,444.2	2,663.6
Total	$5,837.6	$7,161.7
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales
Products and solutions	$1,517.8	$1,429.6	$4,400.8	$4,144.2
Services	180.9	169.6	535.7	499.6
	1,698.7	1,599.2	4,936.5	4,643.8
Cost of sales
Products and solutions	(846.0)	(813.9)	(2,468.0)	(2,348.2)
Services	(111.0)	(107.6)	(328.9)	(319.1)
	(957.0)	(921.5)	(2,796.9)	(2,667.3)
Gross profit	741.7	677.7	2,139.6	1,976.5
Selling, general and administrative expenses	(402.2)	(386.8)	(1,180.7)	(1,166.0)
Other (expense) income	(71.3)	4.2	(56.0)	10.1
Interest expense	(16.5)	(19.1)	(53.8)	(56.7)
Income before income taxes	251.7	276.0	849.1	763.9
Income tax provision	(53.1)	(59.1)	(659.5)	(142.8)
Net income	$198.6	$216.9	$189.6	$621.1
Earnings per share:
Basic	$1.60	$1.69	$1.50	$4.83
Diluted	$1.58	$1.67	$1.48	$4.77
Cash dividends per share	$0.92	$1.52	$2.59	$3.04
Weighted average outstanding shares:
Basic	124.4	128.4	126.5	128.5
Diluted	125.8	129.9	128.1	130.0
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$198.6	$216.9	$189.6	$621.1
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $7.2, $12.6, $22.0 and $37.8)	20.2	23.8	60.6	72.1
Currency translation adjustments	(95.7)	24.9	(35.3)	(0.5)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $6.0, ($1.0), $5.4 and $2.3)	16.4	(4.4)	15.9	3.6
Net change in unrealized gains and losses on available-for-sale investments (net of tax expense (benefit) of $0.1, ($0.0), ($0.5) and ($0.0))	0.1	—	(2.5)	(0.1)
Other comprehensive (loss) income	(59.0)	44.3	38.7	75.1
Comprehensive income	$139.6	$261.2	$228.3	$696.2
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2018	2017
Operating activities:
Net income	$189.6	$621.1
Adjustments to arrive at cash provided by operating activities:
Depreciation	103.5	100.7
Amortization of intangible assets	21.4	23.3
Change in fair value of investments	76.8	—
Share-based compensation expense	28.6	29.4
Retirement benefit expense	84.9	129.2
Pension contributions	(43.2)	(40.8)
Net loss (gain) on disposition of property	1.4	(0.1)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(37.7)	(39.7)
Inventories	(26.1)	(53.0)
Accounts payable	18.7	66.7
Advance payments from customers and deferred revenue	22.5	30.1
Compensation and benefits	(8.3)	105.7
Income taxes	495.2	(22.4)
Other assets and liabilities	9.9	(23.1)
Cash provided by operating activities	937.2	927.1

Investing activities:
Capital expenditures	(78.6)	(97.5)
Acquisition of businesses, net of cash acquired	(9.9)	(1.1)
Purchases of investments	(296.9)	(916.8)
Proceeds from maturities of investments	791.5	614.9
Proceeds from sale of investments	155.3	36.0
Proceeds from sale of property	0.5	0.8
Cash provided by (used for) investing activities	561.9	(363.7)

Financing activities:
Net repayment of short-term debt	(349.7)	(100.2)
Repayment of long-term debt	(250.0)	—
Cash dividends	(328.3)	(293.2)
Purchases of treasury stock	(1,082.2)	(304.6)
Proceeds from the exercise of stock options	67.9	160.3
Other financing activities	1.8	—
Cash used for financing activities	(1,940.5)	(537.7)

Effect of exchange rate changes on cash	(29.4)	(2.7)

(Decrease) increase in cash and cash equivalents	(470.8)	23.0
Cash and cash equivalents at beginning of period	1,410.9	1,526.4
Cash and cash equivalents at end of period	$940.1	$1,549.4
See Notes to Condensed Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The results of operations for the three and nine-month periods ended June 30, 2018, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $19.7 million at June 30, 2018, and $24.9 million at September 30, 2017. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $7.8 million at June 30, 2018, and $11.9 million at September 30, 2017.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income	$198.6	$216.9	$189.6	$621.1
Less: Allocation to participating securities	(0.1)	(0.3)	(0.2)	(0.7)
Net income available to common shareowners	$198.5	$216.6	$189.4	$620.4
Basic weighted average outstanding shares	124.4	128.4	126.5	128.5
Effect of dilutive securities
Stock options	1.2	1.2	1.4	1.2
Performance shares	0.2	0.3	0.2	0.3
Diluted weighted average outstanding shares	125.8	129.9	128.1	130.0
Earnings per share:
Basic	$1.60	$1.69	$1.50	$4.83
Diluted	$1.58	$1.67	$1.48	$4.77
For each of the three and nine months ended June 30, 2018, 0.9 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive. For the three and nine months ended June 30, 2017, 0.6 million and 0.8 million shares, respectively, related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $13.4 million and $22.3 million were accrued within accounts payable and other current liabilities at June 30, 2018 and 2017, respectively. At June 30, 2018 and 2017, there were $22.6 million and $3.4 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Condensed Consolidated Statement of Cash Flows.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Share-Based Compensation
We recognized $9.9 million and $28.6 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2018, respectively. We recognized $9.2 million and $29.4 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2017, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2018		2017
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	865	$35.46	1,001	$25.49
Performance shares	40	219.04	42	174.37
Restricted stock and restricted stock units	45	188.98	51	138.35
Unrestricted stock	7	183.76	8	128.35
3. Inventories
Inventories consist of (in millions):

	June 30, 2018	September 30, 2017
Finished goods	$223.3	$218.7
Work in process	180.4	168.0
Raw materials	166.6	172.0
Inventories	$570.3	$558.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2018, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2017	$417.2	$660.5	$1,077.7
Acquisition of business	6.8	—	6.8
Translation	(1.0)	(5.0)	(6.0)
Balance as of June 30, 2018	$423.0	$655.5	$1,078.5

Other intangible assets consist of (in millions):

	June 30, 2018
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.9	$115.2	$75.7
Customer relationships	113.8	65.3	48.5
Technology	107.2	62.8	44.4
Trademarks	32.2	23.4	8.8
Other	11.3	9.9	1.4
Total amortized intangible assets	455.4	276.6	178.8
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$499.1	$276.6	$222.5

	September 30, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.8	$113.2	$81.6
Customer relationships	114.5	61.5	53.0
Technology	104.8	57.9	46.9
Trademarks	32.3	21.1	11.2
Other	11.4	9.8	1.6
Total amortized intangible assets	457.8	263.5	194.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$501.5	$263.5	$238.0
Estimated amortization expense is $27.6 million in 2018, $24.6 million in 2019, $21.8 million in 2020, $20.9 million in 2021 and $19.0 million in 2022.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2018 and concluded that these assets are not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. We had no commercial paper borrowings outstanding at June 30, 2018. At September 30, 2017, our commercial paper borrowings outstanding were $350.0 million. The weighted average interest rate of the commercial paper outstanding at September 30, 2017 was 1.26 percent.
In December 2017, we repaid our $250.0 million 5.65% notes which were classified as the current portion of long-term debt at September 30, 2017.
On July 19, 2018, in connection with the purchase of PTC, Inc. (PTC) securities, as discussed in Note 8 in the Condensed Consolidated Financial Statements, we issued approximately $675 million of commercial paper at a weighted average interest rate of 2.19 percent.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2018	September 30, 2017
Unrealized losses on foreign exchange contracts	$11.2	$31.3
Product warranty obligations	30.0	28.5
Taxes other than income taxes	39.3	42.7
Accrued interest	15.3	16.9
Dividends payable	113.3	—
Income taxes payable	55.5	32.6
Other	129.4	68.2
Other current liabilities	$394.0	$220.2
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
Changes in product warranty obligations are (in millions):

	Nine Months Ended June 30,
	2018	2017
Balance at beginning of period	$28.5	$28.0
Accruals for warranties issued during the current period	19.2	19.0
Adjustments to pre-existing warranties	0.2	(1.5)
Settlements of warranty claims	(17.9)	(18.3)
Balance at end of period	$30.0	$27.2

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments

We record investments in fixed income and equity securities, classified as available-for-sale investments or trading investments, at fair value.
Available-for-sale Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities which were classified as available-for-sale as of June 30, 2018, and September 30, 2017. Unrealized gains and losses on available-for-sale investments are included in our Condensed Consolidated Balance Sheet as a component of accumulated other comprehensive loss, net of any deferred taxes. Realized gains and losses are included in net income.
Our available-for-sale investments consist of (in millions):

	June 30, 2018	September 30, 2017
Certificates of deposit and time deposits	$477.9	$1,005.3
Commercial paper	—	20.3
Corporate debt securities	160.3	199.4
Government securities	65.8	116.8
Asset-backed securities	30.0	45.8
Total	$734.0	$1,387.6
Pre-tax gross unrealized gains and losses on available-for-sale investments were not material as of June 30, 2018. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the three and nine months ended June 30, 2018. At June 30, 2018, there were no outstanding purchases of available-for-sale investments recorded in accounts payable.
We evaluated all available-for-sale investments for which the fair value was less than amortized cost for impairment on an individual security basis at June 30, 2018. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of June 30, 2018, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of June 30, 2018 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$548.6
Due in one to five years	185.4
Total	$734.0
Classification of our available-for-sale investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Condensed Consolidated Balance Sheet (in millions):

	June 30, 2018	September 30, 2017
Short-term investments	$548.6	$1,124.6
Other assets	185.4	263.0
Total	$734.0	$1,387.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments (continued)
Trading Investments
On June 11, 2018, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with PTC. PTC agreed to sell 10,582,010 shares of its common stock (the "Shares") to us in a private placement at a purchase price of $94.50 per share for an aggregate purchase price of approximately $1.0 billion. For a period of approximately 3 years after the closing of the Purchase Agreement transaction ("Closing") we are subject to entity-specific transfer restrictions subject to certain exceptions. Following the first anniversary of the Closing, the Company will be allowed to transfer Shares not exceeding, in the aggregate in any 90-day period, a number of Shares equal to up to 1.0% of PTC's total outstanding shares of common stock as of the first day in such 90-day period, but no more than 2.0% of PTC's total outstanding shares of common stock in each of the second year and the third year after the Closing.
The Purchase Agreement, which was a firm commitment as of June 11, 2018, was determined to be a forward contract which was recorded at fair value and designated as a trading security. For the three months ended June 30, 2018, losses of $76.8 million related to this forward contract were recorded in other (expense) income in the Condensed Consolidated Statement of Operations. The forward contract was valued using the difference between the purchase price of $94.50 per share of PTC common stock and the most recent closing price of PTC common stock quoted on Nasdaq, resulting in losses of $7.3 million, less a temporary discount for lack of marketability calculated using a put-option model, resulting in losses of $69.5 million. The discount is due to an instrument-specific restriction as the Shares will be issued as private placements but are contractually required to be registered by PTC under the Securities Act of 1933 within one year, at which time the discount will be reversed. As of June 30, 2018, a corresponding liability is recorded in other current liabilities in the Condensed Consolidated Balance Sheet.
On July 19, 2018, we completed the purchase of the Shares. The investment maintains the same classification as the forward contract, a trading security, and will be recorded at fair value, less a discount for lack of marketability, with any changes in fair value recorded to earnings.
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
We recognize all available-for-sale and trading investments at fair value in the Condensed Consolidated Balance Sheet. The valuation methodologies used for our investments measured at fair value are described as follows.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Investments (continued)
Forward contract — Valued using the difference between the PTC purchase price of $94.50 per share of PTC common stock and the most recent closing price of PTC common stock quoted on Nasdaq, less a temporary discount for lack of marketability. The discount for lack of marketability, which will reverse upon registration of the PTC securities, is calculated using a put-option model which includes observable and unobservable inputs and is categorized as Level 3 in the fair value hierarchy. The primary inputs include historical and implied PTC common stock volatility and the restriction term.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. We did not have any transfers between levels of fair value measurements during the periods presented.
Fair values of our investments were (in millions):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Certificates of deposit and time deposits	$—	$477.9	$—	$477.9
Commercial paper	—	—	—	—
Corporate debt securities	—	160.3	—	160.3
Government securities	55.7	10.1	—	65.8
Asset-backed securities	—	30.0	—	30.0
Total assets	$55.7	$678.3	$—	$734.0
Other current liabilities
Forward contract	$—	$—	$76.8	$76.8
Total liabilities	$—	$—	$76.8	$76.8

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$1,005.3	$—	$1,005.3
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	199.4	—	199.4
Government securities	98.9	17.9	—	116.8
Asset-backed securities	—	45.8	—	45.8
Total	$98.9	$1,288.7	$—	$1,387.6
The table below sets forth a summary of changes in the fair value of our Level 3 investment liability (in millions):

Fair Value
Agreement commencement June 11, 2018	$(96.1)
Unrealized gains	19.3
Balance June 30, 2018	$(76.8)

The loss of $96.1 million upon the agreement commencement date includes a loss of $28.1 million, resulting from the difference between the purchase price of $94.50 per share of PTC common stock and the June 11, 2018 closing price of PTC common stock, and a $68.0 million valuation adjustment pending registration of the PTC securities. The unrealized gain of $19.3 million includes a gain of $20.8 million, resulting from the appreciation of PTC common stock between the agreement commencement date and the end of the quarter, partially offset by a $1.5 million increase in the valuation adjustment associated with the appreciation of PTC’s common stock. The unrealized loss of $76.8 million at June 30, 2018 includes a $7.3 million loss on investment and a $69.5 million valuation adjustment.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service cost	$22.2	$24.2	$66.8	$72.5
Interest cost	38.8	37.8	116.6	113.4
Expected return on plan assets	(61.2)	(56.2)	(183.9)	(168.6)
Amortization:
Prior service cost (credit)	0.1	(0.9)	0.4	(2.8)
Net actuarial loss	28.3	38.2	85.0	114.4
Settlements	—	—	—	0.2
Net periodic benefit cost	$28.2	$43.1	$84.9	$129.1

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service cost	$0.4	$0.3	$1.0	$1.0
Interest cost	0.6	0.7	1.8	1.9
Amortization:
Prior service credit	(1.4)	(1.5)	(4.1)	(4.5)
Net actuarial loss	0.4	0.6	1.3	1.7
Net periodic benefit cost	$—	$0.1	$—	$0.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended June 30, 2018
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2018	$(886.6)	$(177.3)	$(14.9)	$(2.7)	$(1,081.5)
Other comprehensive income (loss) before reclassifications	—	(95.7)	14.2	0.1	(81.4)
Amounts reclassified from accumulated other comprehensive loss	20.2	—	2.2	—	22.4
Other comprehensive income (loss)	20.2	(95.7)	16.4	0.1	(59.0)
Balance as of June 30, 2018	$(866.4)	$(273.0)	$1.5	$(2.6)	$(1,140.5)

Nine Months Ended June 30, 2018
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive income (loss) before reclassifications	—	(35.3)	4.8	(2.5)	(33.0)
Amounts reclassified from accumulated other comprehensive loss	60.6	—	11.1	—	71.7
Other comprehensive income (loss)	60.6	(35.3)	15.9	(2.5)	38.7
Balance as of June 30, 2018	$(866.4)	$(273.0)	$1.5	$(2.6)	$(1,140.5)

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Condensed Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Condensed Consolidated Statement of Operations
	2018	2017	2018	2017
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.3)	$(2.4)	$(3.7)	$(7.3)	(a)
Amortization of net actuarial loss	28.7	38.8	86.3	116.1	(a)
Settlements	—	—	—	0.2	(a)
	27.4	36.4	82.6	109.0	Income before income taxes
	(7.2)	(12.6)	(22.0)	(37.6)	Income tax provision
	$20.2	$23.8	$60.6	$71.4	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.2)	$(0.7)	$(1.5)	$0.8	Sales
Forward exchange contracts	3.4	(0.2)	17.7	(3.8)	Cost of sales
Forward exchange contracts	(0.2)	0.1	(1.2)	0.7	Selling, general and administrative expenses
	3.0	(0.8)	15.0	(2.3)	Income before income taxes
	(0.8)	0.3	(3.9)	0.3	Income tax provision
	$2.2	$(0.5)	$11.1	$(2.0)	Net income

Total reclassifications	$22.4	$23.3	$71.7	$69.4	Net income
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our products. As of June 30, 2018, we were not aware of any material indemnification claims where an unfavorable outcome was probable or reasonably possible. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
The effective tax rate was 21.1 percent and 77.7 percent in the three and nine months ended June 30, 2018, respectively, compared to 21.4 percent and 18.7 percent in the three and nine months ended June 30, 2017, respectively. The effective tax rate was lower than the U.S. statutory rate of 24.53 percent in the three months ended June 30, 2018, primarily because we benefited from lower non-U.S. tax rates and also realized a benefit from discrete tax items, partially offset by the PTC investment adjustments without a corresponding tax benefit. The effective tax rate was higher than the U.S. statutory rate of 24.53 percent in the nine months ended June 30, 2018, due to provisional tax expense ($483.7 million or 57.0 percent) resulting from the Tax Act. The effective tax rate was lower than the U.S. statutory rate of 35 percent in the three and nine months ended June 30, 2017, primarily because we benefited from lower non-U.S. tax rates, and we also realized a benefit from discrete tax items.
Provisional Amounts
The Tax Act requires us to revalue our existing U.S. deferred tax balance to reflect the lower statutory tax rate and pay a one-time tax on earnings of certain foreign subsidiaries that were previously deferred from U.S. tax (“transition tax”). At June 30, 2018, we have not completed our accounting for the tax effects of the Tax Act; however, we have made reasonable estimates of its effects on our existing U.S. deferred tax balance and the transition tax and recorded provisional amounts which are included as a component of income tax expense from continuing operations, as discussed in more detail below.
We revalued our U.S. deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is either 24.53 percent for reversals in 2018 or 21 percent for reversals in 2019 and subsequent years. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the valuation of these balances or potentially give rise to new deferred tax amounts. We have recorded a provisional amount of $94.2 million in the nine months ended June 30, 2018, of which the entire amount was recorded in the three months ended December 31, 2017.
The Tax Act requires the transition tax to be computed based on our total post-1986 earnings and profits (“E&P”) at December 31, 2017, that were previously deferred from U.S. income tax. As a result, we are required to make reasonable estimates given our September 30 fiscal year. We have recorded a provisional benefit of $7.5 million and provisional expense of $389.5 million for the transition tax liability for all of our foreign subsidiaries in the three and nine months ended June 30, 2018, respectively. At June 30, 2018, we have recorded income taxes payable of $389.5 million related to the transition tax in the Condensed Consolidated Balance Sheet, of which $34.1 million is recorded within other current liabilities, and $355.4 million is recorded within other liabilities because that portion is payable greater than twelve months after June 30, 2018.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Income Taxes (continued)
The transition tax is applied to the balance of post-1986 E&P at rates of 15.5 percent for cash assets (as defined in the Tax Act) and 8 percent for non-cash assets measured at the higher of the balance at September 30, 2018, or the average of the ending balances at September 30, 2016, and September 30, 2017. Our reasonable estimates will change as a result of adjustments impacting E&P, and distributions and other transactions impacting cash. The Company anticipates that it will complete its accounting for the transition tax at December 31, 2018. These uncertainties form the basis for the Company’s provisional reporting based upon reasonable estimates at June 30, 2018.
The Company has historically accounted for the earnings of its foreign subsidiaries as being indefinitely reinvested under ASC 740-30. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company will begin to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax other than in certain limited circumstances. The Company has provided for taxes on the balance of historic and current earnings that may be subject to foreign withholding and U.S. state taxes. For future distributions related to historic earnings, we recorded deferred tax liabilities of $59.8 million related to foreign withholding taxes, and deferred tax assets of $59.8 million related to foreign tax credits attributable to the foreign withholding taxes. These provisional amounts are presented net within deferred income tax assets in the Condensed Consolidated Balance Sheet as of June 30, 2018.  We have not yet completed our assessment of whether a portion of these assets and liabilities should be presented as gross amounts.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $19.4 million and $31.1 million at June 30, 2018, and September 30, 2017, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $3.7 million and $4.0 million at June 30, 2018, and September 30, 2017, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $5.1 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $4.5 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and foreign income tax examinations for years before 2003.

ROCKWELL AUTOMATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

13. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales
Architecture & Software	$795.7	$731.9	$2,311.0	$2,147.3
Control Products & Solutions	903.0	867.3	2,625.5	2,496.5
Total	$1,698.7	$1,599.2	$4,936.5	$4,643.8
Segment operating earnings
Architecture & Software	$239.0	$204.3	$681.8	$603.5
Control Products & Solutions	143.9	132.7	401.7	346.1
Total	382.9	337.0	1,083.5	949.6
Purchase accounting depreciation and amortization	(4.3)	(5.6)	(13.2)	(16.8)
General corporate – net	(27.7)	(16.5)	(61.7)	(52.8)
Non-operating pension costs	(5.9)	(19.8)	(17.7)	(59.4)
Costs related to unsolicited Emerson proposals	—	—	(11.2)	—
Loss on investments	(7.3)	—	(7.3)	—
Valuation adjustment pending registration of PTC securities	(69.5)	—	(69.5)	—
Interest expense	(16.5)	(19.1)	(53.8)	(56.7)
Income before income taxes	$251.7	$276.0	$849.1	$763.9
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, interest expense, costs related to corporate offices, non-operating pension costs, certain corporate initiatives, gains and losses on investments, valuation adjustment pending registration of PTC securities, gains and losses from the disposition of businesses, and purchase accounting depreciation and amortization. We incurred $11.2 million of third-party advisory fees in connection with our evaluation of unsolicited Emerson acquisition proposals in the first quarter of 2018. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
We have reviewed the accompanying condensed consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended June 30, 2018 and 2017, and of cash flows for the nine-month periods ended June 30, 2018 and 2017. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
July 27, 2018

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing products;

•	the availability, effectiveness and security of our information technology systems;

•	competitive products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract, develop, and retain qualified personnel;

•	our ability to manage costs related to employee retirement and health care benefits;

•	the uncertainties of litigation, including liabilities related to the safety and security of the products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	the successful integration and management of acquired businesses and technologies;

•	the availability and price of components and materials;

•	the successful execution of our cost productivity initiatives; and

•	risks associated with our investment in common stock of PTC Inc., including the potential for volatility in our reported quarterly earnings associated with changes in the market value of PTC stock;

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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

ROCKWELL AUTOMATION, INC.

U.S. Industrial Economic Trends
In the third quarter of 2018, sales in the U.S. accounted for 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2016. In the third quarter of fiscal 2018, all of these U.S. economic indicators, except Industrial Equipment Spending, improved compared to the prior quarter. Industrial Equipment Spending did increase compared to the same quarter in the prior fiscal year.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2018 quarter ended:
June 2018	107.5	60.2	242.1	77.9
March 2018	105.9	59.3	243.9	77.2
December 2017	105.3	59.3	238.5	77.0
Fiscal 2017 quarter ended:
September 2017	103.3	60.2	234.6	75.8
June 2017	103.7	56.7	230.1	76.2
March 2017	102.5	56.6	222.1	75.4
December 2016	102.2	54.3	218.1	75.3
Fiscal 2016 quarter ended:
September 2016	102.0	51.4	215.3	75.2
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
The U.S. Government has also enacted tariffs and proposed others on certain imports from China.  In response to the U.S. Government actions, China, Canada, Mexico and the European Union have proposed or enacted tariffs on certain imports from the U.S.  There remains a lot of uncertainty about the particulars of these tariffs.  We continue to evaluate the impact the enacted and proposed tariffs will have on our business, as well as mitigation opportunities. For those tariffs that have been enacted, we do not believe they will have a material effect on our business, financial condition, or results of operations.

Non-U.S. Economic Trends
In the third quarter of 2018, sales to customers outside the U.S. accounted for 46 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been

ROCKWELL AUTOMATION, INC.

driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and industrial production as indicators of the growth opportunities in each region where we do business.
Recent industrial production forecasts continue to project growth in all regions for the remainder of fiscal 2018.  In Asia Pacific, credit tightening in China could result in slightly lower growth this calendar year, but India’s economic outlook continues to strengthen.  Presidential elections and trade agreement negotiations are creating some uncertainty in Latin America, and economic indicators in EMEA have weakened recently due to rising oil prices and a slowdown in foreign trade. However, both regions are still expected to report growth this year, despite these headwinds.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the third quarter of 2018 increased 6.2 percent compared to the third quarter of 2017. Organic sales increased 5.7 percent year over year. Currency translation increased sales by 1.8 percentage points, and the prior year divestiture reduced sales growth by 1.3 percentage points. Organic sales growth in the quarter was driven by broad-based growth across regions and industries.
The following is a summary of our results related to key growth initiatives:

•	Logix sales increased 12 percent year over year in the third quarter of 2018. Logix organic sales increased 10 percent year over year, and currency translation increased sales by 2 percentage points.

•
Process initiative sales increased 10 percent year over year in the third quarter of 2018. Process initiative organic sales increased 8 percent year over year, and currency translation increased sales by 2 percentage points.

•
Sales in emerging countries increased 8 percent year over year in the third quarter of 2018. Organic sales in emerging countries increased 8 percent year over year. Currency translation increased sales in emerging countries by 1 percentage point, and the prior year divestiture reduced sales in emerging countries by 1 percentage point.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results for the three and nine months ended June 30, 2018 and 2017 (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Sales
Architecture & Software	$795.7	$731.9	$2,311.0	$2,147.3
Control Products & Solutions	903.0	867.3	2,625.5	2,496.5
Total sales (a)	$1,698.7	$1,599.2	$4,936.5	$4,643.8
Segment operating earnings(1)
Architecture & Software	$239.0	$204.3	$681.8	$603.5
Control Products & Solutions	143.9	132.7	401.7	346.1
Total segment operating earnings(2) (b)	382.9	337.0	1,083.5	949.6
Purchase accounting depreciation and amortization	(4.3)	(5.6)	(13.2)	(16.8)
General corporate — net	(27.7)	(16.5)	(61.7)	(52.8)
Non-operating pension costs	(5.9)	(19.8)	(17.7)	(59.4)
Costs related to unsolicited Emerson proposals	—	—	(11.2)	—
Loss on investments	(7.3)	—	(7.3)	—
Valuation adjustment pending registration of PTC securities	(69.5)	—	(69.5)	—
Interest expense	(16.5)	(19.1)	(53.8)	(56.7)
Income before income taxes (c)	251.7	276.0	849.1	763.9
Income tax provision	(53.1)	(59.1)	(659.5)	(142.8)
Net income	$198.6	$216.9	$189.6	$621.1

Diluted EPS	$1.58	$1.67	$1.48	$4.77

Adjusted EPS(3)	$2.16	$1.76	$6.01	$5.06

Diluted weighted average outstanding shares	125.8	129.9	128.1	130.0

Total segment operating margin(2) (b/a)	22.5%	21.1%	21.9%	20.4%

Pre-tax margin (c/a)	14.8%	17.3%	17.2%	16.4%

(1)	See Note 13 in the Condensed Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension costs, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, valuation adjustment pending registration of PTC securities, interest expense and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our Company. Our measures of total segment operating earnings and total segment operating margin may be different from those used by other companies.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Purchase accounting depreciation and amortization
Architecture & Software	$1.6	$1.6	$4.9	$4.8
Control Products & Solutions	2.6	3.7	7.6	11.2
Non-operating pension costs
Architecture & Software	1.8	7.1	5.3	21.3
Control Products & Solutions	2.8	11.1	8.3	33.3
The decreases in non-operating pension costs in both segments for the three and nine months ended June 30, 2018, were primarily due to a $200 million voluntary contribution in fiscal 2017 and other actuarial adjustments.

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustment pending registration of PTC securities, including their respective tax effects, and the provisional tax effects of deemed repatriation of foreign earnings and the revaluation of net deferred tax assets due to the enactment of the Tax Act.

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

The following are the components of operating and non-operating pension costs (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service cost	$22.2	$24.2	$66.8	$72.5
Amortization of prior service cost (credit)	0.1	(0.9)	0.4	(2.8)
Operating pension costs	22.3	23.3	67.2	69.7

Interest cost	38.8	37.8	116.6	113.4
Expected return on plan assets	(61.2)	(56.2)	(183.9)	(168.6)
Amortization of net actuarial loss	28.3	38.2	85.0	114.4
Settlements	—	—	—	0.2
Non-operating pension costs	5.9	19.8	17.7	59.4

Net periodic pension cost	$28.2	$43.1	$84.9	$129.1

ROCKWELL AUTOMATION, INC.

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Income from continuing operations	$198.6	$216.9	$189.6	$621.1
Non-operating pension costs	5.9	19.8	17.7	59.4
Tax effect of non-operating pension costs	(1.8)	(7.2)	(5.5)	(21.7)
Costs related to unsolicited Emerson proposals	—	—	11.2	—
Tax effect of costs related to unsolicited Emerson proposals	—	—	(3.1)	—
Change in fair value of investments[1]	76.8	—	76.8	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	(7.5)	—	389.5	—
Effect of net deferred tax asset revaluation due to the Tax Act[2]	—	—	94.2	—
Adjusted Income	$272.0	$229.5	$770.4	$658.8

Diluted EPS from continuing operations	$1.58	$1.67	$1.48	$4.77
Non-operating pension costs	0.04	0.15	0.13	0.46
Tax effect of non-operating pension costs	(0.01)	(0.06)	(0.04)	(0.17)
Costs related to unsolicited Emerson proposals	—	—	0.09	—
Tax effect of costs related to unsolicited Emerson proposals	—	—	(0.03)	—
Change in fair value of investments[1]	0.61	—	0.60	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	(0.06)	—	3.04	—
Effect of net deferred tax asset revaluation due to the Tax Act[2]	—	—	0.74	—
Adjusted EPS	$2.16	$1.76	$6.01	$5.06

Effective tax rate	21.1%	21.4%	77.7%	18.7%
Tax effect of non-operating pension costs	0.3%	1.0%	0.2%	1.3%
Tax effect of costs related to unsolicited Emerson proposals	—%	—%	0.1%	—%
Tax effect of change in fair value of investments[1]	(5.7)%	—%	(1.7)%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	3.0%	—%	(45.9)%	—%
Effect of net deferred tax asset revaluation due to the Tax Act[2]	—%	—%	(11.1)%	—%
Adjusted Effective Tax Rate	18.7%	22.4%	19.3%	20.0%
1Includes loss on investments and valuation adjustment pending registration of PTC securities.
2These amounts, which are based on reasonable estimates, will require further adjustments as additional guidance from the U.S. Department of Treasury is provided, the Company’s assumptions change, or as further information and interpretations become available. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2018, Compared to Three and Nine Months Ended June 30, 2017

	Three Months Ended June 30,			Nine Months Ended June 30,
(in millions, except per share amounts)	2018	2017	Change	2018	2017	Change
Sales	$1,698.7	$1,599.2	$99.5	$4,936.5	$4,643.8	$292.7
Income before income taxes	251.7	276.0	(24.3)	849.1	763.9	85.2
Diluted EPS	1.58	1.67	(0.09)	1.48	4.77	(3.29)
Adjusted EPS	2.16	1.76	0.40	6.01	5.06	0.95
Sales
Sales increased 6.2 percent and 6.3 percent year over year in the three and nine months ended June 30, 2018, respectively. Organic sales increased 5.7 percent and 4.8 percent in the three and nine months ended June 30, 2018, respectively. Currency translation increased sales by 1.8 percentage points and 2.7 percentage points, and the prior year divestiture reduced sales growth by 1.3 percentage points and 1.2 percentage points in the three and nine months ended June 30, 2018, respectively.
Pricing contributed less than half of one percentage point to sales growth in each of the three and nine months ended June 30, 2018.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Three Months Ended June 30, 2017
United States	$922.1	4.7%	6.2%
Canada	91.6	11.4%	13.3%
Europe, Middle East and Africa (EMEA)	322.2	8.4%	0.5%
Asia Pacific	248.5	9.8%	5.6%
Latin America	114.3	1.7%	10.9%
Total Sales	$1,698.7	6.2%	5.7%

		Change vs.	Change in Organic Sales(1) vs.
	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2017
United States	$2,662.0	3.6%	5.1%
Canada	269.4	7.8%	9.0%
Europe, Middle East and Africa (EMEA)	970.2	11.6%	1.3%
Asia Pacific	681.9	8.2%	3.8%
Latin America	353.0	8.7%	11.7%
Total sales	$4,936.5	6.3%	4.8%
(1) Organic sales and organic sales growth exclude the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2018, Compared to Three and Nine Months Ended June 30, 2017

•	United States sales increased in the three and nine months ended June 30, 2018, mainly due to strength in heavy industries, partially offset by weakness in automotive.

•	Sales in Canada increased year over year in the three and nine months ended June 30, 2018, led by growth in heavy industries.

•	EMEA sales increased year over year in the three and nine months ended June 30, 2018, with growth in both mature and emerging countries.

•	Sales in Asia Pacific increased in the three and nine months ended June 30, 2018, led by China.

•	Latin America sales increased in the three months ended June 30, 2018, driven by broad-based growth. Sales increased in the nine months ended June 30, 2018, led by Mexico.
General Corporate - Net
General corporate - net expenses were $27.7 million and $61.7 million in the three and nine months ended June 30, 2018, respectively, compared to $16.5 million and $52.8 million in the three and nine months ended June 30, 2017, respectively. The increase in 2018 is primarily due to corporate development related costs.
Income before Income Taxes
Income before income taxes decreased 9 percent and 11 percent year over year in the three and nine months ended June 30, 2018, respectively. The decrease in income before income taxes were primarily due to the PTC adjustments. Total segment operating earnings increased 14 percent in each of the three and nine months ended June 30, 2018. The increases in total segment operating earnings were primarily due to higher sales.
Income Taxes
The effective tax rate for the three months ended June 30, 2018, was 21.1 percent compared to 21.4 percent for the three months ended June 30, 2017. The decrease in the effective tax rate was primarily due to the impact of the lower U.S. statutory tax rate under the Tax Act and a provisional benefit of $7.5 million related to the Tax Act in the quarter, partially offset by the PTC investment adjustments without a corresponding tax benefit. Our Adjusted Effective Tax Rate for the three months ended June 30, 2018 was 18.7 percent compared to 22.4 percent for the three months ended June 30, 2017. The decrease in the Adjusted Effective Tax Rate was primarily due to the impact of the lower U.S. statutory rate under the Tax Act. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.
The effective tax rate for the nine months ended June 30, 2018, was 77.7 percent compared to 18.7 percent for the nine months ended June 30, 2017. The increase in the effective tax rate was due to provisional tax expense related to the transition tax on the deemed repatriation of foreign earnings ($389.5 million or 45.9 percent) and the revaluation of net deferred tax assets ($94.2 million or 11.1 percent) resulting from the Tax Act. Our Adjusted Effective Tax Rate for the nine months ended June 30, 2018, was 19.3 percent compared to 20.0 percent for the nine months ended June 30, 2017. The decrease in the Adjusted Effective Tax Rate was primarily due to the lower U.S. statutory tax rate under the Tax Act, partially offset by lower discrete tax items in the current year. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2018, Compared to Three and Nine Months Ended June 30, 2017
Architecture & Software

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2018	2017	Change		2018	2017	Change
Sales	$795.7	$731.9	$63.8		$2,311.0	$2,147.3	$163.7
Segment operating earnings	239.0	204.3	34.7		681.8	603.5	78.3
Segment operating margin	30.0%	27.9%	2.1	pts	29.5%	28.1%	1.4	pts
Sales
Architecture & Software sales increased 8.7 percent and 7.6 percent year over year in the three and nine months ended June 30, 2018, respectively. Architecture & Software organic sales increased 6.7 percent and 4.6 percent in the three and nine months ended June 30, 2018, respectively. Currency translation increased sales by 2.0 percentage points and 3.0 percentage points in the three and nine months ended June 30, 2018, respectively.
Growth in both reported and organic sales was broad-based across regions for the three and nine months ended June 30, 2018. Latin America and Asia Pacific were the strongest performing organic growth regions in the three and nine months ended June 30, 2018.
Logix sales increased 12 percent and 10 percent year over year in the three and nine months ended June 30, 2018, respectively. Logix organic sales increased 10 percent and 7 percent year over year in the three and nine months ended June 30, 2018, while currency translation increased Logix sales by 2 percentage points and 3 percentage points in each period, respectively.
Operating Margin
Architecture & Software segment operating earnings increased 17 percent and 13 percent year over year in the three and nine months ended June 30, 2018, respectively. Segment operating margin increased to 30.0 percent and 29.5 percent in the three and nine months ended June 30, 2018, respectively, from 27.9 percent and 28.1 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Three and Nine Months Ended June 30, 2018, Compared to Three and Nine Months Ended June 30, 2017
Control Products & Solutions

	Three Months Ended June 30,				Nine Months Ended June 30,
(in millions, except percentages)	2018	2017	Change		2018	2017	Change
Sales	$903.0	$867.3	$35.7		$2,625.5	$2,496.5	$129.0
Segment operating earnings	143.9	132.7	11.2		401.7	346.1	55.6
Segment operating margin	15.9%	15.3%	0.6	pts	15.3%	13.9%	1.4	pts
Sales
Control Products & Solutions sales increased 4.1 percent and 5.2 percent year over year in the three and nine months ended June 30, 2018, respectively. Organic sales increased 4.9 percent and 5.1 percent in the three and nine months ended June 30, 2018, respectively. Currency translation increased sales by 1.6 percentage points and 2.5 percentage points in the three and nine months ended June 30, 2018, respectively, and the prior year divestiture reduced sales growth by 2.4 percent in each of the three and nine months ended June 30, 2018.
All regions, except Latin America in the three months ended, experienced reported sales growth in the three and nine months ended June 30, 2018. All regions, except EMEA and Asia Pacific, experienced organic sales growth in the three months ended June 30, 2018. EMEA was the only region to experience organic sales decline in the nine months ended June 30, 2018.
Product sales decreased 3 percent year over year in the three months ended June 30, 2018, and decreased less than 1 percent in the nine months ended June 30, 2018. Product organic sales increased by less than 1 percent and by 2 percent in the three and nine months ended June 30, 2018, respectively. Currency translation increased sales by 1 percentage point and 2 percentage points in the three and nine months ended June 30, 2018, respectively. The prior year divestiture reduced sales growth by 5 percentage points in each of the three and nine months ended June 30, 2018.
Sales in our solutions and services businesses increased 10 percent in each of the three and nine months ended June 30, 2018. Organic sales in our solutions and services business increased 8 percent and 7 percent in the three and nine months ended June 30, 2018, respectively. Currency translation increased sales by 2 percentage points and 3 percentage points in the three and nine months ended June 30, 2018, respectively.
Operating Margin
Control Products & Solutions segment operating earnings increased 8 percent and 16 percent year over year in the three and nine months ended June 30, 2018, respectively. Segment operating margin increased to 15.9 percent and 15.3 percent in the three and nine months ended June 30, 2018, respectively, compared to 15.3 percent and 13.9 percent a year ago, primarily due to higher sales.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2018	2017
Cash (used for) provided by:
Operating activities	$937.2	$927.1
Investing activities	561.9	(363.7)
Financing activities	(1,940.5)	(537.7)
Effect of exchange rate changes on cash	(29.4)	(2.7)
Cash (used for) provided by continuing operations	$(470.8)	$23.0
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Nine Months Ended June 30,
	2018	2017
Cash provided by operating activities	$937.2	$927.1
Capital expenditures	(78.6)	(97.5)
Free cash flow	$858.6	$829.6
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing and financing cash flows of our discontinued operations, if any, are presented separately in our Condensed Consolidated Statement of Cash Flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $937.2 million for the nine months ended June 30, 2018, compared to $927.1 million for the nine months ended June 30, 2017. Free cash flow was $858.6 million for the nine months ended June 30, 2018, compared to $829.6 million for the nine months ended June 30, 2017. The year over year increases in cash provided by operating activities and free cash flow were primarily due to an increase in pre-tax income, partially offset by higher incentive compensation payments in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017.
We repurchased approximately 6.1 million shares of our common stock under our share repurchase program in the first nine months of 2018. The total cost of these shares was $1,104.4 million, of which $22.6 million was recorded in accounts payable at June 30, 2018, related to share repurchases that did not settle until July 2018. We had no unsettled share repurchases outstanding at September 30, 2017. We repurchased approximately 2.1 million shares of our common stock in the first nine months of 2017. The total cost of these shares was $302.1 million, of which $3.4 million was recorded in accounts payable at June 30, 2017, related to share repurchases that did not settle until July 2017. On June 11, 2018, we increased our share repurchase target for fiscal year 2018 to $1.5 billion. This represents a $300 million increase from our previous plan to repurchase $1.2 billion in fiscal year 2018. Our decision to repurchase shares in the remainder of 2018 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. At June 30, 2018, we had approximately $504.0 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors on January 15, 2018. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock, repayments of debt, and the investment in PTC. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities. On July 19, 2018, we completed the purchase of the PTC Shares. In connection with the purchase, we issued approximately $675 million of commercial paper at a weighted average interest rate of 2.19 percent.
At September 30, 2017, substantially all of our cash, cash equivalents and investments (funds) were held by non-U.S. subsidiaries where our undistributed earnings were indefinitely reinvested. Due to the enactment of the Tax Act in the first quarter of fiscal 2018, our previously undistributed foreign earnings were subject to a transition tax of approximately $389.5 million. Accordingly, these funds will not be subject to further U.S. tax if repatriated. Refer to Note 12 in the Condensed Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.
In the first nine months of fiscal year 2018, we repatriated $1.6 billion to the U.S. from our foreign subsidiaries.  The repatriated funds were primarily used to repurchase shares and repay outstanding commercial paper and long-term debt.  The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.  Withholding and other taxes due as a result of the repatriation of these funds are not material. We anticipate repatriating additional amounts over the remainder of the fiscal year.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. At June 30, 2018, we had no commercial paper borrowings outstanding. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days.
At June 30, 2018, and September 30, 2017, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the nine months ended June 30, 2018. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in an amendment to the credit facility as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period.
Separate short-term unsecured credit facilities of approximately $127.0 million at June 30, 2018, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at June 30, 2018 and 2017 were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2018 and 2017. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of June 30, 2018:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three and nine months ended June 30, 2018, we reclassified $3.0 million and $15.0 million, respectively, in pre-tax net losses related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. During the three and nine months ended June 30, 2017, we reclassified $0.8 million and $2.3 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Condensed Consolidated Statement of Operations. We expect that approximately $2.2 million of pre-tax net unrealized gains on cash flow hedges as of June 30, 2018, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at June 30, 2018, there has been no material change to this information, except regarding the repayment of our $250.0 million 5.65% notes, the transition tax required by the Tax Act, and the investment in PTC, as discussed in Note 5, Note 12, and Note 8, respectively, in the Condensed Consolidated Financial Statements.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$922.1	$(0.4)	$921.7	$—	$921.7	$881.0	$(13.1)	$867.9
Canada	91.6	(3.8)	87.8	—	87.8	82.2	(4.7)	77.5
EMEA	322.2	(23.5)	298.7	—	298.7	297.3	—	297.3
Asia Pacific	248.5	(9.5)	239.0	—	239.0	226.3	—	226.3
Latin America	114.3	8.1	122.4	—	122.4	112.4	(2.0)	110.4
Total Company Sales	$1,698.7	$(29.1)	$1,669.6	$—	$1,669.6	$1,599.2	$(19.8)	$1,579.4

	Nine Months Ended June 30, 2018					Nine Months Ended June 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$2,662.0	$(1.7)	$2,660.3	$—	$2,660.3	$2,569.8	$(37.5)	$2,532.3
Canada	269.4	(12.0)	257.4	—	257.4	249.9	(13.7)	236.2
EMEA	970.2	(89.7)	880.5	—	880.5	869.0	—	869.0
Asia Pacific	681.9	(27.4)	654.5	—	654.5	630.4	—	630.4
Latin America	353.0	3.5	356.5	—	356.5	324.7	(5.6)	319.1
Total Company Sales	$4,936.5	$(127.3)	$4,809.2	$—	$4,809.2	$4,643.8	$(56.8)	$4,587.0

ROCKWELL AUTOMATION, INC.

Supplemental Sales Information (continued)
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$795.7	$(15.1)	$780.6	$—	$780.6	$731.9	$—	$731.9
Control Products & Solutions	903.0	(14.0)	889.0	—	889.0	867.3	(19.8)	847.5
Total Company Sales	$1,698.7	$(29.1)	$1,669.6	$—	$1,669.6	$1,599.2	$(19.8)	$1,579.4

	Nine Months Ended June 30, 2018					Nine Months Ended June 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$2,311.0	$(64.9)	$2,246.1	$—	$2,246.1	$2,147.3	$—	$2,147.3
Control Products & Solutions	2,625.5	(62.4)	2,563.1	—	2,563.1	2,496.5	(56.8)	2,439.7
Total Company Sales	$4,936.5	$(127.3)	$4,809.2	$—	$4,809.2	$4,643.8	$(56.8)	$4,587.0

ROCKWELL AUTOMATION, INC.

Critical Accounting Estimates
We have prepared the Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at June 30, 2018, there has been no material change to this information, except regarding the critical estimates involved in our accounting for the Tax Act as discussed in Note 12 in the Condensed Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at June 30, 2018, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Condensed Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at June 30, 2018, there has been no material change to this information.
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
Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with our adoption of the new revenue recognition standard in the first quarter of fiscal 2019, we implemented additional functionality within our enterprise-wide information technology system during the second quarter of fiscal 2018. Though no changes were required to our enterprise-wide general information technology controls, key automated controls have been implemented and manual review controls have been enhanced to address the module's specific functionality. Additional enhancements and modifications to internal controls over financial reporting could be required during the remainder of fiscal 2018.

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that at June 30, 2018, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. We believe that there has been no material change to this information except as follows.

We own common stock in PTC Inc. and are exposed to the volatility, liquidity and other risks inherent in holding that stock.

We own common stock of PTC Inc. (PTC) that we acquired for an aggregate purchase price of approximately $1.0 billion. We present this investment on our Consolidated Balance Sheet at its fair value at the end of each reporting period, less a valuation adjustment pending registration of our shares of PTC common stock (Shares) under the Securities Act of 1933, which, per a registration rights agreement entered into with PTC, must occur no later than July 19, 2019. The fair value of the Shares is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions, and changes in the financial performance of PTC. We will recognize all changes in the fair value of the Shares (whether realized or unrealized) as gains or losses in our Consolidated Statement of Operations. Accordingly, changes in the fair value of the Shares can materially impact the earnings we report, which introduces volatility in our earnings that is not associated with the results of our business operations. In particular, significant declines in the fair value of the Shares would produce significant declines in our reported earnings.

While there is an established trading market for shares of PTC common stock, there are limitations on our ability to dispose of some or all of the Shares that we own should we wish to reduce our investment. For a period of approximately 3 years, we are subject to contractual restrictions on our ability to transfer the Shares, subject to certain exceptions. In addition, we are subject to certain restrictions on our ability to transfer the Shares under the securities laws. Further, the reported value of our Shares does not necessarily reflect their lowest current market price. If we were forced to sell some or all the Shares in the market, there can be no assurance that we will be able to sell them at prices equivalent to the value of the Shares that we have reported on our Consolidated Balance Sheet, and we may be forced to sell them at significantly lower prices.

Finally, our equity position in PTC is a minority position which exposes us to further risk as we are not able to exert control over PTC.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 - 30, 2018	774,300	$171.64	774,300	$801,945,792
May 1 - 31, 2018	462,403	177.21	462,403	720,004,179
June 1 - 30, 2018	1,250,368	172.73	1,250,368	504,030,951
Total	2,487,071	173.22	2,487,071

(1)	All of the shares purchased during the quarter ended June 30, 2018 were acquired pursuant to the repurchase programs described in (3) below.

(2)	Average price paid per share includes brokerage commissions.

(3)
On January 15, 2018, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. On June 11, 2018, we increased our share repurchase target for fiscal year 2018 to $1.5 billion. This represents a $300 million increase from our previous plan to repurchase $1.2 billion in fiscal year 2018.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	—
Securities Purchase Agreement, dated June 11, 2018, between the Company and PTC Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 2018, is hereby incorporated by reference

Exhibit 10.2*	—	Summary of Non-Employee Director Compensation and Benefits effective as of October 1, 2018
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.

*		Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	July 27, 2018	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2018	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)