Form 10-K
period 2018-09-30
ROCKWELL AUTOMATION INC
filed 2018-11-09
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 29, 2018 was approximately $21.7 billion.
120,684,079 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 5, 2019 is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing hardware and software products;

•	the availability and price of components and materials;

•	the successful execution of our cost productivity initiatives;

•	the availability, effectiveness and security of our information technology systems;

•	competitive hardware and software products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract, develop, and retain qualified personnel;

•	the uncertainties of litigation, including liabilities related to the safety and security of the hardware and software products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	the successful integration and management of acquired businesses and technologies;

•	risks associated with our investment in common stock of PTC Inc., including the potential for volatility in our reported quarterly earnings associated with changes in the market value of such stock;

•	our ability to manage costs related to employee retirement and health care benefits; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A. Risk Factors for more information.
Item 1.    Business
General
Rockwell Automation, Inc. (“Rockwell Automation” or the “Company”), a leader in industrial automation and information, makes its customers more productive and the world more sustainable. Our hardware and software products, solutions and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk.
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 5, 2019 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. Both operating segments share a common sales organization and supply chain and conduct business globally. Major markets served by both segments consist of consumer industries, including food and beverage, home and personal care and life sciences; transportation, including automotive and tire; and heavy industries, including oil and gas, mining, metals, and chemicals.
Geographic Information
We do business in more than 80 countries around the world. The largest sales outside the United States on a country-of-destination basis are in China, Canada, Mexico, Italy, the United Kingdom, Germany, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
Competition
Our competitors range from large diversified corporations that may also have business interests outside of industrial automation to smaller companies that offer a limited portfolio of industrial automation products, solutions and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology differentiation, domain expertise, installed base, distribution network, quality of hardware and software products, solutions and services, global presence and price. Major competitors include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp. and Honeywell International Inc.
Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 75 percent of our global sales are through independent distributors. Sales to our largest distributor in 2018, 2017 and 2016 were approximately 10 percent of our total sales.
Employees
At September 30, 2018, we had approximately 23,000 employees. Approximately 8,600 were employed in the United States.
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

Backlog
Our total order backlog consists of (in millions):

	September 30,
	2018	2017
Architecture & Software	$215.7	$205.1
Control Products & Solutions	1,196.3	1,091.6
	$1,412.0	$1,296.7
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled beyond 2019 were approximately $232 million as of September 30, 2018.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 15 in the Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.
Patents, Licenses and Trademarks
We own or license numerous patents and patent applications related to our hardware and software products and operations. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. Various claims of patent infringement and requests for patent indemnification have been made to us. We believe that none of these claims or requests will have a material adverse effect on our financial condition. See Item 1A. Risk Factors for a discussion of risks associated with our intellectual property.
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®” and “PlantPAx® Process Automation System™” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “PowerFlex®” for our AC drives, and “Rockwell Software®” and “FactoryTalk®” for our software offerings.
Seasonality
Our business segments are not subject to significant seasonality. However, the calendarization of our results can vary and may be affected by the seasonal spending patterns of our customers due to their annual budgeting processes and their working schedules.
Available Information
We maintain a website at https://www.rockwellautomation.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as well as our annual reports to shareowners and Section 16 reports on Forms 3, 4 and 5, are available free of charge on this site through the “Investors” link as soon as reasonably practicable after we file or furnish these reports with the SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at https://www.sec.gov. Our Guidelines on Corporate Governance and charters for our Board committees are also available on our website. The information contained on and linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1A.     Risk Factors
In the ordinary course of our business, we face various strategic, operating, compliance and financial risks. These risks could have an impact on our business, financial condition, operating results and cash flows. Our most significant risks are set forth below and elsewhere in this Annual Report on Form 10-K.
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on the Company only to a limited extent.
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
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced, canceled or delayed orders, payment delays or defaults, supply chain disruptions or other factors as a result of the economic challenges faced by our customers, prospective customers and suppliers.
Demand for our hardware and software products is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns arise, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products.
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
We do business in more than 80 countries around the world. Approximately 45 percent of our sales in 2018 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions, investments, taxation, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
An inability to respond to changes in customer preferences could result in decreased demand for our products.
Our success depends in part on our ability to anticipate and offer hardware and software products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new hardware and software products requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop and market products that respond to changes in customer preferences and emerging technological and broader industry trends, demand for our products could decline.

We rely on suppliers to provide equipment, components and services.
Our business requires that we buy equipment, components and services including finished products, electronic components and commodities. Our reliance on suppliers involves certain risks, including:

•	poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products;

•
changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, embargoes and other trade restrictions, commodity market volatility or other factors that affect our suppliers;

•	intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers; and

•	shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions and services.
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships, because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability of, or delivery delays for single-source components or products could adversely affect our ability to ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying alternative suppliers and establishing reliable supplies could cost more or result in delays and a loss of sales.
Failures or security breaches of our products, connected services, manufacturing environment, supply chain, or information technology systems could have an adverse effect on our business.
We rely heavily on information technology (IT) in our hardware and software products, solutions and services for customers, manufacturing environment, and in our enterprise IT infrastructure. Despite the implementation of security measures, our IT systems are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders, and other actors who may engage in fraud, theft of confidential or proprietary information, or sabotage. These systems could be compromised by malware (including ransomware), cyber attacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. Given that our hardware and software products and services are used in critical infrastructure, these threats could indicate increased risk for our products, services, manufacturing, and IT infrastructure. Recent global cyber attacks have been perpetuated by compromising software updates in widely-used software products, increasing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, malware attacks were spread throughout the supply chain, moving from one company to the next via authorized network connections.
Our hardware and software products, solutions, and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering, or sabotage. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our hardware and software products, solutions and services, we can reduce risk, not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated and monitored, much of which are typically outside our control.
Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies.  In addition, we rely on partners and vendors for a wide range of outsourced activities, including cloud providers, are part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business.
The current cyber threat environment indicates increased risk for all companies, including those in industrial automation and information. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts, under the leadership of our Chief Information Security Officer and Chief Product Security Officer, with the support of the entire management team, include major programs designed to address security governance, product security, identification and protection of critical assets, insider risk, third-party risk, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of an information security incident. Any significant security incidents could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.
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
Legislative and regulatory action may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in these countries or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification and labeling laws and regulations. Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions and services. Compliance with increasing privacy regulation, such as the European Union's General Data Protection Regulation (GDPR), could increase our operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. Failure to maintain information privacy could result in legal liability or reputational harm.
Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our hardware and software product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our hardware and software products, solutions and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve and across our market segments. We seek to maintain acceptable pricing levels across and within geographic markets by continually developing advanced technologies for new hardware and software products and product enhancements and offering complete solutions for our customers’ business problems. In addition, we continue to drive productivity to reduce our cost structure. If we fail to achieve our objectives, to keep pace with technological changes, or to provide high quality hardware and software products, solutions and services, we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
We rely on our distribution channel for a substantial portion of our sales.
In the United States and Canada, a large percentage of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. We depend on the capabilities and competencies of our distributors to sell our hardware and software products and services and deliver value to our customers. Disruptions to our existing distribution channel or the failure of distributors to maintain and develop the appropriate capabilities to sell our hardware and software products and services could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor or other events.
We face the potential harms of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.
Our business depends on the movement of people and goods around the world. Natural disasters, pandemics, acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Disruptions to our IT infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party IT and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could decrease demand for our hardware and software products, solutions or services, increase our costs, or make it difficult or impossible for us to deliver products, solutions or services.

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
Claims from taxing authorities could have an adverse effect on our income tax expense and financial condition.
We conduct business in many countries, which requires us to interpret and comply with the income tax laws and rulings in each of those taxing jurisdictions. Due to the ambiguity of tax laws among those jurisdictions as well as the uncertainty of how underlying facts may be construed, our estimates of income tax liabilities may differ from actual payments or assessments. We must successfully defend any claims from taxing authorities to avoid an adverse effect on our operating results and financial condition.
Our business success depends on attracting, developing, and retaining highly qualified personnel.
Our success depends in part on the efforts and abilities of our management team and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. Difficulty attracting, developing, and retaining members of our management team and key employees, including employees with the necessary technological expertise, could have a negative effect on our business, operating results and financial condition.
Potential liabilities and costs from litigation (including asbestos claims and environmental remediation) could reduce our profitability.
Various lawsuits, claims and proceedings have been or may be asserted against us relating to the conduct of our business, including those pertaining to the safety and security of the hardware and software products, solutions and services we sell, employment, contract matters, and environmental remediation.
We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. Our products may also be used in hazardous industrial activities, which could result in product liability claims. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance proceeds make it difficult to predict the ultimate resolution.
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
Future acquisitions and technology investments could result in debt, dilution, liabilities, increased interest expense, restructuring charges, and impairment and amortization expenses related to intangible assets.
We own common stock in PTC Inc. and are exposed to the volatility, liquidity and other risks inherent in holding that stock.
We own common stock of PTC Inc. (PTC), a Nasdaq-listed company, that we acquired for an aggregate purchase price of approximately $1.0 billion. We present this investment on our Consolidated Balance Sheet at its fair value at the end of each reporting period, less a valuation adjustment pending registration of our shares of PTC common stock (Shares) under the Securities Act of 1933, as amended, which, per a registration rights agreement entered into with PTC, must occur no later than July 19, 2019. The fair value of the Shares is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions, and the performance of PTC. We will recognize all changes in the fair value of the Shares (whether realized or unrealized) as gains or losses in our Consolidated Statement of Operations. Accordingly, changes in the fair value of the Shares can materially impact the earnings we report, which introduces volatility in our earnings that is not associated with the results of our business operations. In particular, significant declines in the fair value of the Shares would produce significant declines in our reported earnings.

While there is an established trading market for shares of PTC common stock, there are limitations on our ability to dispose of some or all of the Shares should we wish to reduce our investment. Until approximately July 19, 2021, we are subject to contractual restrictions on our ability to transfer the Shares, subject to certain exceptions. In addition, we are subject to certain restrictions on our ability to transfer the Shares under the securities laws. Further, the reported value of our Shares does not necessarily reflect their lowest current market price. If we were forced to sell some or all the Shares in the market, there can be no assurance that we will be able to sell them at prices equivalent to the value of the Shares that we have reported on our Consolidated Balance Sheet, and we may be forced to sell them at significantly lower prices.

Finally, our equity position in PTC is a minority position which exposes us to further risk as we are not able to exert control over PTC.
Increasing employee benefit costs could have a negative effect on our operating results and financial condition.
One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits. The expenses we record for our pension and other postretirement benefit plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions and healthcare trend rates. Significant unfavorable changes in these factors would increase our expenses. Expenses related to employer-funded healthcare benefits depend on laws and regulations, which could change, as well as healthcare cost inflation. An inability to control costs related to employee and retiree benefits could negatively impact our operating results and financial condition.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 3.3 million square feet, of which 36 percent was in the United States and Canada. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2018:

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Cambridge, Canada	Canada
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding the manufacturing square footage of our principal locations as of September 30, 2018:

Location	Manufacturing Square Footage

Monterrey, Mexico	630,000
Aarau, Switzerland	284,000
Twinsburg, Ohio, United States	257,000
Mequon, Wisconsin, United States	240,000
Tecate, Mexico	221,000
Cambridge, Canada	216,000
Shanghai, China	176,000
Richland Center, Wisconsin, United States	166,000
Harbin, China	162,000
Katowice, Poland	138,000
Ladysmith, Wisconsin, United States	130,000
Jundiai, Brazil	115,000
Singapore	74,000
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

Item 4A.    Executive Officers of the Company
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2018 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Blake D. Moret — Chairman of the Board since January 1, 2018, and President and Chief Executive Officer since July 1, 2016; previously Senior Vice President	55
Sujeet Chand — Senior Vice President and Chief Technology Officer	60
Theodore D. Crandall — Senior Vice President since February 7, 2017; previously Senior Vice President and Chief Financial Officer	63
David M. Dorgan — Vice President and Controller	54
Steven W. Etzel — Vice President and Treasurer	58
Elik I. Fooks — Senior Vice President since March 16, 2017; previously Vice President and General Manager, Sensing, Safety, and Connectivity Business	67
Patrick P. Goris — Senior Vice President and Chief Financial Officer since February 7, 2017; previously Vice President, Finance, Architecture and Software and (from 2013-2015) Operations and Engineering Services, and (from July 2015) Vice President, Investor Relations	47
Rebecca W. House — Senior Vice President, General Counsel and Secretary since January 3, 2017; previously Assistant General Counsel, Operations and Compliance, and Assistant Secretary at Harley-Davidson, Inc. (motorcycle manufacturer)	45
Frank C. Kulaszewicz — Senior Vice President	54
Michael Laszkiewicz — Senior Vice President, Operations and Engineering Services since July 2, 2018; previously Vice President and General Manager, Power Control Business	58
John P. McDermott — Senior Vice President	60
John M. Miller — Vice President and Chief Intellectual Property Counsel	51
Robert B. Murphy — Senior Vice President, Connected Enterprise Consulting since July 2, 2018; previously Senior Vice President, Operations and Engineering Services (from May 2016 - July 2018) and Vice President, Manufacturing Operations	59
Christopher Nardecchia — Senior Vice President and Chief Information Officer since November 1, 2017; previously Vice President and Chief Information Officer, Global Operations and Supply Chain, Amgen, Inc. (biopharmaceutical company)	56
Francis S. Wlodarczyk — Senior Vice President since July 2, 2018; previously Vice President, Control and Visualization Business (from 2014 - 2018) and Director, Product Businesses, EMEA	53
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK.” On October 31, 2018, there were 16,162 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1 – 31, 2018	613,830	$172.62	613,830	$398,070,077
August 1 – 31, 2018	781,516	175.85	780,961	260,734,522
September 1 – 30, 2018	807,276	188.69	807,276	1,108,405,220
Total	2,202,622	179.66	2,202,067

(1)
All of the shares purchased during the quarter ended September 30, 2018 were acquired pursuant to the repurchase programs described in (3) below, except for 555 shares that were acquired in August in connection with stock swap exercises of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On January 15, 2018, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. On September 6, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management's discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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
The following line graph compares the cumulative total shareowner return on our Common Stock against the cumulative total return of the S&P Composite-500 Stock Index and the S&P Electrical Components & Equipment (S&P Electrical C&E) Index for the period of five fiscal years from October 1, 2013 to September 30, 2018, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2013 and reinvestment of all dividends.
The cumulative total returns on Rockwell Automation Common Stock and each index as of each September 30, 2013 through 2018 plotted in the above graph are as follows:

	2013	2014	2015	2016	2017	2018
Rockwell Automation*	$100.00	$104.76	$99.00	$122.54	$182.04	$195.23
S&P 500 Index	100.00	119.73	119.00	137.36	162.92	192.10
S&P Electrical Components & Equipment	100.00	99.35	82.47	102.01	122.54	141.96
Cash dividends per common share	1.98	2.32	2.60	2.90	3.04	3.51
* Includes the reinvestment of all dividends in our Common Stock.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Financial Statements. The selected financial data below has been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,666.0	$6,311.3	$5,879.5	$6,307.9	$6,623.5
Interest expense	73.0	76.2	71.3	63.7	59.3
Net income(1)	535.5	825.7	729.7	827.6	826.8
Earnings per share:
Basic	4.27	6.42	5.60	6.15	5.98
Diluted	4.21	6.35	5.56	6.09	5.91
Cash dividends per share	3.51	3.04	2.90	2.60	2.32
Consolidated Balance Sheet Data: (at end of period)
Total assets	$6,262.0	$7,161.7	$7,101.2	$6,404.7	$6,224.3
Short-term debt and current portion of long-term debt	551.0	600.4	448.6	—	325.0
Long-term debt	1,225.2	1,243.4	1,516.3	1,500.9	900.4
Shareowners’ equity	1,617.5	2,663.6	1,990.1	2,256.8	2,658.1
Other Data:
Capital expenditures	$125.5	$141.7	$116.9	$122.9	$141.0
Depreciation	136.4	138.7	143.3	133.1	122.5
Intangible asset amortization	28.2	30.2	28.9	29.4	30.0

(1)
During the fourth quarter of fiscal 2017, we sold a product distribution business within our Control Products & Solutions segment. This business held no intellectual property and included products sold outside of our core channel and under different brands. We sold this business for approximately $94 million and recorded a pre-tax gain of $60.8 million, which is included within Other income (expense) in the Consolidated Statement of Operations. During fiscal 2018, we recorded a gain of $90 million due to a change in fair value of our investment in PTC, which is included within Other income (expense) in the Consolidated Statement of Operations. During fiscal 2018, we recorded charges of $538.3 million associated with the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). Refer to Notes 8 and 14 in the Condensed Consolidated Financial Statements for further information regarding our investment in PTC and the effect of the Tax Act, respectively on our financial condition and results of operations.

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
Overview
Rockwell Automation, Inc., a leader in industrial automation and information, makes its customers more productive and the world more sustainable. Overall demand for our hardware and software products, solutions and services is driven by:

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
Long-term Strategy
Our strategy is to bring The Connected Enterprise to life. We integrate control and information across the enterprise to help industrial companies and their people be more productive. Our vision of being the most valued global provider of innovative industrial automation and information hardware and software products, solutions and services is supported by our growth and performance strategy, which seeks to:

•	achieve organic sales growth in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•
diversify our sales streams by broadening our portfolio of hardware and software products, solutions and services, expanding our global presence and serving a wider range of industries and applications;

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
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support discrete, process, batch, safety, motion and power control on the same hardware platform with the same software programming environment. Our integrated architecture is scalable with standard open communications protocols making it easier for customers to implement it more cost effectively. Our software portfolio, combined with the software made available as a result of our strategic alliance with PTC, is the most comprehensive and flexible information platform in the industry.  Through the combination of this technology and our domain expertise we help customers to achieve additional productivity benefits, such as reduced unplanned downtime, improved energy efficiency, higher quality and increased throughput yield.
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
As we expand in markets with considerable growth potential and shift our global footprint, we expect to continue to broaden the portfolio of hardware and software products, solutions and services that we provide to our customers in these regions. We have made significant investments to globalize our manufacturing, product development and customer-facing resources in order to be closer to our customers throughout the world. The emerging markets of Asia Pacific, including China and India, Latin America, Central and Eastern Europe and Africa are projected to be the fastest growing over the long term, due to higher levels of infrastructure investment and the growing middle-class population. We believe that increased demand for consumer products in these markets will lead to manufacturing investment and provide us with additional growth opportunities in the future.
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
Original Equipment Manufacturers (OEMs) represent another area of addressed market expansion and an important growth opportunity. To remain competitive, OEMs need to find the optimal balance of machine cost and performance while reducing their time to market. Our scalable integrated architecture and intelligent motor control offerings, along with design productivity tools and our motion and safety products, can assist OEMs in addressing these business needs.
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
Our consumer products customers are engaged in the food and beverage, home and personal care, and life sciences industries. These customers’ needs include new capacity, incremental capacity from existing facilities, flexible manufacturing and regulatory compliance. These customers operate in an environment where product innovation and time to market are critical factors.
We serve customers in heavy industries, including oil and gas, mining, aggregates, cement, metals, energy, semiconductor, chemicals, pulp and paper and water/wastewater. Companies in resource-based industries typically invest in capacity expansion when commodity prices are relatively high and global demand for basic materials is increasing. In addition, there is ongoing investment in upgrades of aging automation systems and productivity.
In the transportation industry, factors such as geographic expansion, investment in new model introductions, including electric vehicles, and more flexible manufacturing technologies influence customers’ automation investment decisions. Our sales in transportation are primarily to automotive and tire manufacturers.
All of these industries also generate maintenance repair order (MRO) and ongoing services revenue related to the installed base.
Outsourcing and Sustainability Trends
Demand for our hardware and software products, solutions and services across all industries benefits from the outsourcing and sustainability needs of our customers. Customers increasingly desire to outsource engineering services to achieve a more flexible cost base. Our manufacturing application knowledge enables us to serve these customers globally.
We help our customers meet their sustainability needs pertaining to energy efficiency, environmental and safety goals. Customers across all industries are investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor control, and energy-efficient solutions and services. In addition, environmental and safety objectives often spur customers to invest to ensure compliance and implement sustainable business practices.
Acquisitions and Investments
Our acquisition and investment strategy focuses on hardware and software products, solutions and services that will be catalytic to the organic growth of our core offerings.
In 2018, we made several investments, including in PTC. PTC is the leader in the Industrial Internet of Things and augmented reality. Our investment in and alliance with PTC will accelerate growth for both companies and enable us to be the partner of choice for customers around the world who want to transform their physical operations with digital technology. The result will be an unmatched integrated information solution that will enable customers to achieve increased productivity, heightened plant efficiency, reduced operational risk and better system interoperability.
In November 2017, we acquired Odos Imaging Limited, a Scottish technology company that provides three-dimensional, time-of-flight sensing systems for industrial imaging applications. This acquisition enables us to expand our existing capabilities by bringing 3-D time-of-flight sensor technology to industrial applications.
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
We believe these acquisitions and investments will help us expand our served market and deliver value to our customers.

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

U. S. Industrial Economic Trends
In 2018, sales in the U.S. accounted for approximately 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators from fiscal 2016 to 2018. In the fourth quarter of fiscal 2018, all indicators, except PMI, improved compared to the prior quarter and the same quarter in the prior year. PMI decreased slightly compared to the prior quarter and the same quarter in the prior year, but continues to be significantly above 50.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2018 quarter ended:
September 2018	108.2	59.8	250.6	78.0
June 2018	107.3	60.2	243.4	77.8
March 2018	105.9	59.3	243.9	77.2
December 2017	105.3	59.3	238.5	77.0
Fiscal 2017 quarter ended:
September 2017	103.3	60.2	234.6	75.8
June 2017	103.7	56.7	230.1	76.2
March 2017	102.5	56.6	222.1	75.4
December 2016	102.2	54.3	218.1	75.3
Fiscal 2016 quarter ended:
September 2016	102.0	51.4	215.3	75.2
June 2016	101.8	52.5	214.2	75.2
March 2016	102.3	51.2	212.2	75.7
December 2015	103.4	48.4	224.0	76.1
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In 2018, sales outside the U.S. accounted for approximately 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the “Overview” section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.

Macroeconomic indicators remain favorable in most geographies, although IP and gross domestic product growth rates are projected to slow in 2019. In China, the impact of trade tensions is expected to be partially offset by government stimulus, and solid domestic and foreign demand in India is expected to help support continued manufacturing growth. In Europe, the economy is affected by slowing export growth driven by a strong Euro against emerging market currencies and increasing oil prices. Latin America is expected to continue to benefit from a strong U.S. economy. Growth rates in Canada are expected to be lower in 2019.

Summary of Results of Operations
In 2018, sales were $6,666.0 million, an increase of 5.6 percent year over year. Organic sales increased 5.5 percent. Currency translation increased sales by 1.4 percentage points, and the prior year divestiture reduced sales growth by 1.3 percentage points. Growth was broad-based across industries, led by food and beverage, mining, life sciences, and semiconductor.
The following is a summary of our results related to key growth initiatives:

•	Logix reported sales increased 8 percent year over year in 2018 compared to 2017. Organic sales increased 7 percent year over year, and currency translation increased sales by 1 percentage point.

•	Process initiative reported sales and organic sales increased 10 percent year over year in 2018 compared to 2017.

•
Sales in emerging countries increased 8 percent in 2018 compared to 2017. Organic sales in emerging countries increased 9 percent year over year. The prior year divestiture reduced sales in emerging countries by 1 percent.

The following table reflects our sales and operating results (in millions, except per share amounts):

	Year Ended September 30,
	2018	2017	2016
Sales
Architecture & Software	$3,098.2	$2,899.3	$2,635.2
Control Products & Solutions	3,567.8	3,412.0	3,244.3
Total sales (a)	$6,666.0	$6,311.3	$5,879.5
Segment operating earnings[1]
Architecture & Software	$901.3	$781.5	$695.0
Control Products & Solutions	541.3	451.6	493.7
Total segment operating earnings[2] (b)	1,442.6	1,233.1	1,188.7
Purchase accounting depreciation and amortization	(17.4)	(21.4)	(18.4)
General corporate — net	(75.6)	(76.3)	(79.7)
Non-operating pension costs	(24.6)	(82.6)	(76.2)
Costs related to unsolicited Emerson proposals	(11.2)	—	—
Gain on investments	123.7	—	—
Valuation adjustment pending registration of PTC Shares	(33.7)	—	—
Gain on sale of business[3]	—	60.8	—
Interest expense	(73.0)	(76.2)	(71.3)
Income before income taxes (c)	1,330.8	1,037.4	943.1
Income tax provision[4]	(795.3)	(211.7)	(213.4)
Net income	$535.5	$825.7	$729.7

Diluted EPS	$4.21	$6.35	$5.56

Adjusted EPS[5]	$8.11	$6.76	$5.93

Diluted weighted average outstanding shares	126.9	129.9	131.1
Total segment operating margin[2] (b/a)	21.6%	19.5%	20.2%
Pre-tax margin (c/a)	20.0%	16.4%	16.0%

(1)	See Note 16 in the Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension costs, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, valuation adjustment pending registration of PTC Shares, gains and losses from the disposition of businesses, interest expense and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

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

(4)	During fiscal 2018, we recorded charges of $538.3 million associated with the enactment of the Tax Act. Refer to Note 14 in the Financial Statements for further information.

(5)
Adjusted EPS is a non-GAAP earnings measure that excludes non-operating pension costs and their related income tax effects. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Purchase accounting depreciation and amortization and non-operating pension costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2018	2017	2016
Purchase accounting depreciation and amortization
Architecture & Software	$6.3	$6.4	$3.9
Control Products & Solutions	10.1	14.0	13.5
Non-operating pension costs
Architecture & Software	7.4	29.7	26.9
Control Products & Solutions	11.6	46.4	42.0
The decreases in non-operating pension costs in both segments in fiscal 2018 were primarily due to a $200 million voluntary contribution in fiscal 2017 and other actuarial adjustments. The increases in non-operating pension costs in both segments in fiscal 2017 were primarily due to the decrease in our U.S. discount rate from 4.55 percent for fiscal 2016 to 3.75 percent for fiscal 2017.
Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension costs, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustments pending registration of PTC Shares, including their respective tax effects, and the provisional effects of the Tax Act.

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

The following are the components of operating and non-operating pension costs (in millions):

	Year Ended September 30,
	2018	2017	2016
Service cost	$88.9	$97.0	$88.0
Amortization of prior service cost (credit)	0.6	(3.7)	(2.9)
Operating pension costs	89.5	93.3	85.1

Interest cost	155.3	151.6	169.5
Expected return on plan assets	(244.8)	(225.2)	(218.3)
Amortization of net actuarial loss	113.4	152.9	124.5
Special termination benefit	—	0.5	0.5
Settlements	0.7	2.8	—
Non-operating pension costs	24.6	82.6	76.2

Net periodic pension cost	$114.1	$175.9	$161.3

The following are reconciliations of income from continuing operations, diluted EPS from continuing operations and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2018	2017	2016
Income from continuing operations	$535.5	$825.7	$729.7
Non-operating pension costs	24.6	82.6	76.2
Tax effect of non-operating pension costs	(7.6)	(29.6)	(27.5)
Change in fair value of investments[1]	(90.0)	—	—
Tax effect of change in fair value of investments[1]	21.7	—	—
Costs related to unsolicited Emerson proposals	11.2	—	—
Tax effect of costs related to unsolicited Emerson proposals	(3.1)	—	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	395.8	—	—
Effect of net deferred tax asset revaluation due to the Tax Act[2]	104.4	—	—
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act[2]	38.1	—	—
Adjusted Income	$1,030.6	$878.7	$778.4

Diluted EPS from continuing operations	$4.21	$6.35	$5.56
Non-operating pension costs	0.19	0.64	0.58
Tax effect of non-operating pension costs	(0.06)	(0.23)	(0.21)
Change in fair value of investments[1]	(0.71)	—	—
Tax effect of change in fair value of investments[1]	0.17	—	—
Costs related to unsolicited Emerson proposals	0.09	—	—
Tax effect of costs related to unsolicited Emerson proposals	(0.02)	—	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	3.12	—	—
Effect of net deferred tax asset revaluation due to the Tax Act[2]	0.82	—	—
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act[2]	0.30	—	—
Adjusted EPS	$8.11	$6.76	$5.93

Effective tax rate	59.8%	20.4%	22.6%
Tax effect of non-operating pension costs	0.3%	1.1%	1.0%
Tax effect of costs related to unsolicited Emerson proposals	0.1%	—%	—%
Tax effect of change in fair value of investments[1]	(0.4)%	—%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	(29.8)%	—%	—%
Effect of net deferred tax asset revaluation due to the Tax Act[2]	(7.9)%	—%	—%
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act[2]	(2.8)%	—%	—%
Adjusted Effective Tax Rate	19.3%	21.5%	23.6%
1Includes gain on investments and valuation adjustment pending registration of PTC Shares and the related tax effects.
2The Tax Act may require further adjustments as additional guidance from the U.S. Department of Treasury is provided, the Company’s assumptions change, or as further information and interpretations become available. Refer to Note 14 in the Financial Statements for further information.

2018 Compared to 2017

(in millions, except per share amounts)	2018	2017	Change
Sales	$6,666.0	$6,311.3	$354.7
Income before income taxes	1,330.8	1,037.4	293.4
Diluted EPS	4.21	6.35	(2.14)
Adjusted EPS	8.11	6.76	1.35
Sales
Sales in fiscal 2018 increased 5.6 percent compared to 2017. Organic sales increased 5.5 percent. Currency translation increased sales by 1.4 percentage points, and the prior year divestiture reduced sales growth by 1.3 percentage points. Pricing contributed about half of one percentage point to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2018 and the percentage change from the same period a year ago:

		Change vs.	Change in Organic Sales(1) vs.
(in millions, except percentages)	Year Ended September 30, 2018	Year Ended September 30, 2017	Year Ended September 30, 2017
United States	$3,602.6	4.2%	5.7%
Canada	361.5	5.3%	8.9%
Europe, Middle East and Africa	1,286.8	7.8%	0.8%
Asia Pacific	933.3	7.7%	5.4%
Latin America	481.8	7.2%	14.3%
Total sales	$6,666.0	5.6%	5.5%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States increased year over year, led by strength in heavy industries.

•	Sales in Canada increased year over year, with growth led by the pulp and paper and consumer industries.

•	EMEA sales increased year over year, led by consumer industries.

•	Asia Pacific sales increased year over year, led by heavy industries.

•	Sales in Latin America increased year over year, led by the food and beverage and mining industries.
General Corporate - Net
General corporate - net expenses were $75.6 million in fiscal 2018 compared to $76.3 million in fiscal 2017.
Income before Income Taxes
Income before income taxes increased 28 percent from $1,037.4 million in 2017 to $1,330.8 million in 2018, primarily due to PTC adjustments, higher sales, and lower restructuring charges, partially offset by the absence of the gain on the 2017 divestiture. Total segment operating earnings increased 17 percent year over year from $1,233.1 million in 2017 to $1,442.6 million in 2018, primarily due to higher sales.

Income Taxes
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly changes U.S. tax law by, among other things, lowering the statutory corporate income tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on accumulated earnings of foreign subsidiaries that were previously deferred from U.S. tax ("transition tax"). As a fiscal year taxpayer, certain provisions of the Tax Act impact us in fiscal year 2018, including the change in the federal statutory rate and the transition tax, while other provisions will be effective in fiscal year 2019, including the tax on global intangible low-tax income ("GILTI") of foreign subsidiaries, the deduction for foreign derived intangible income ("FDII"), and the elimination of the domestic manufacturing deduction.
The effective tax rate in 2018 was 59.8 percent compared to 20.4 percent in 2017. The increase in the effective tax rate was due to provisional expense related to the transition tax on deemed repatriation of foreign earnings ($395.8 million or 29.8 percent), withholding taxes on previously taxed foreign earnings ($38.1 million or 2.8 percent), and the revaluation of net deferred tax assets ($104.4 million or 7.9 percent).
The Adjusted Effective Tax Rate in 2018 was 19.3 percent compared to 21.5 percent in 2017. The decrease in the Adjusted Effective Tax Rate was primarily due to the lower U.S. statutory tax rate under the Tax Act partially offset by lower discrete tax items in the current year.
See Note 14 in the Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2018 and 2017 affecting each year's respective tax rates.
Architecture & Software

(in millions, except percentages)	2018	2017	Change
Sales	$3,098.2	$2,899.3	$198.9
Segment operating earnings	901.3	781.5	119.8
Segment operating margin	29.1%	27.0%	2.1	pts
Sales
Architecture & Software sales increased 6.9 percent in 2018 compared to 2017. Organic sales increased 5.2 percent, and the effects of currency translation increased sales by 1.7 percentage points. All regions experienced reported and organic sales growth. The United States was the strongest performing region organically. Logix reported sales increased 8 percent in 2018 compared to 2017. Logix organic sales increased 7 percent, and the effects of currency translation increased sales by 1 percentage point.
Operating Margin
Architecture & Software segment operating earnings increased 15 percent. Operating margin was 29.1 percent in 2018 compared to 27.0 percent in 2017, primarily due to higher sales.
Control Products & Solutions

(in millions, except percentages)	2018	2017	Change
Sales	$3,567.8	$3,412.0	$155.8
Segment operating earnings	541.3	451.6	89.7
Segment operating margin	15.2%	13.2%	2.0	pts
Sales
Control Products & Solutions sales increased 4.6 percent in 2018 compared to 2017. Organic sales increased 5.7 percent, the effects of currency translation increased sales by 1.3 percentage points, and the prior year divestiture reduced sales by 2.4 percentage points. All regions experienced reported and organic sales growth, except for EMEA. The United States was the strongest performing region.
Product sales decreased 2 percent year over year. Product organic sales increased 2 percent, currency translation increased sales by approximately 1 percentage point, and the prior year divestitures reduced sales by approximately 5 percentage points.

Sales in our solutions and services businesses increased approximately 10 percent year over year. Organic sales in our solutions and services businesses increased 9 percent during 2018, and currency translation contributed 1 percentage point to sales growth.
Operating Margin
Control Products & Solutions segment operating earnings increased 20 percent year over year. Segment operating margin was 15.2 percent in 2018 compared to 13.2 percent a year ago, primarily due to higher sales.
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
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2017 and the percentage change from the same period in the prior year:

		Change vs.	Change in Organic Sales(1) vs.
(in millions, except percentages)	Year Ended September 30, 2017	Year Ended September 30, 2016	Year Ended September 30, 2016
United States	$3,458.4	7.6%	5.2%
Canada	343.4	8.5%	7.7%
Europe, Middle East and Africa	1,193.7	4.1%	3.8%
Asia Pacific	866.4	13.3%	13.9%
Latin America	449.4	2.6%	4.1%
Total sales	$6,311.3	7.3%	6.1%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates and acquisitions. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in the United States increased year over year, led by strength in the automotive and consumer industries.

•	Sales in Canada increased year over year, led by the pulp and paper, consumer, and automotive industries.

•	EMEA sales increased year over year, with growth in both emerging and developed countries.

•	Asia Pacific sales increased year over year, with strong growth across the region, particularly within the semiconductor industry.

•	Sales growth in Latin America was mixed with growth led by Mexico, partially offset by declines across the rest of the region.

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
Income Taxes
The effective tax rate in 2017 was 20.4 percent compared to 22.6 percent in 2016. The Adjusted Effective Tax Rate in 2017 was 21.5 percent compared to 23.6 percent in 2016. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to larger favorable discrete tax items in 2017.
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
Sales
Architecture & Software sales increased 10.0 percent in 2017 compared to 2016. Organic sales increased 9.4 percent, the effects of currency translation reduced sales by 0.3 percentage points, and acquisitions contributed 0.9 percentage points to sales growth. Pricing contributed approximately one percentage point to sales growth during the year. All regions experienced reported and organic sales growth. The United States was the strongest performing region. Logix reported and organic sales increased 10 percent in 2017 compared to 2016.
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
Sales
Control Products & Solutions sales increased 5.2 percent in 2017 compared to 2016. Organic sales increased 3.4 percent, the effect of currency translation reduced sales by 0.2 percentage points, and acquisitions contributed 2.0 percentage points to sales growth. Pricing did not have a significant impact on sales growth during the year. All regions experienced reported and organic sales growth. The United States and Asia Pacific were the strongest performing regions.
Sales in our solutions and services businesses increased 4 percent year over year. Organic sales in our solutions and services businesses increased 1 percent during 2017, and acquisitions contributed 3 percentage points to sales growth.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2018	2017	2016
Cash provided by (used for):
Operating activities	$1,300.0	$1,034.0	$947.3
Investing activities	(170.4)	(516.7)	(440.0)
Financing activities	(1,888.9)	(649.6)	(397.7)
Effect of exchange rate changes on cash	(32.8)	16.8	(10.5)
Cash (used for) provided by continuing operations	$(792.1)	$(115.5)	$99.1
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2018	2017	2016
Cash provided by continuing operating activities	$1,300.0	$1,034.0	$947.3
Capital expenditures	(125.5)	(141.7)	(116.9)
Excess income tax benefit from share-based compensation	—	—	3.3
Free cash flow	$1,174.5	$892.3	$833.7
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
Cash provided by operating activities was $1,300.0 million for the year ended September 30, 2018 compared to $1,034.0 million for the year ended September 30, 2017. Free cash flow was $1,174.5 million for the year ended September 30, 2018 compared to $892.3 million for the year ended September 30, 2017. The year-over-year increases in cash provided by operating activities and free cash flow were primarily due to a voluntary contribution of $200.0 million to our U.S. qualified pension plan in 2017.
We repurchased approximately 8.3 million shares of our common stock under our share repurchase program in 2018 at a total cost of $1.5 billion. In 2017, we repurchased approximately 2.3 million shares of our common stock under our share repurchase program at a total cost of $336.6 million. At September 30, 2018, there were $18.3 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2019. At September 30, 2017, there were no outstanding common stock share repurchases recorded in accounts payable that did not settle until 2018. Our decision to repurchase shares in 2019 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On both January 15, 2018 and September 6, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At September 30, 2018, we had approximately $1,108.4 million remaining for share repurchases under our existing board authorizations. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

During fiscal 2018, we repatriated approximately $2.3 billion to the U.S. from our foreign subsidiaries. The repatriated funds were primarily used to repurchase shares of our common stock and fund the investment in PTC. The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.
At September 30, 2018, substantially all of our cash, cash equivalents and investments (funds) were held by non-US subsidiaries. Due to the enactment of the Tax Act in the first quarter of fiscal 2018, our previously undistributed foreign earnings were subject to a transition tax of approximately $389.4 million. Accordingly, these funds will not be subject to further U.S. tax if repatriated. Refer to Note 14 in the Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2019 to be about $150 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $550.0 million at September 30, 2018, with a weighted average interest rate of 2.27 percent and weighted average maturity period of 26 days. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days.
At September 30, 2018 and 2017, our total current borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2018 or 2017. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility. Separate short-term unsecured credit facilities of approximately $156.0 million at September 30, 2018 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2018 and September 30, 2017 were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2018 and September 30, 2017. Additional information related to our credit facilities is included in Note 5 in the Financial Statements.
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
The following is a summary of our credit ratings as of September 30, 2018:

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
Cash dividends to shareowners were $440.8 million in 2018 ($3.51 per common share), $390.7 million in 2017 ($3.04 per common share) and $378.2 million in 2016 ($2.90 per common share). Our quarterly dividend rate as of September 30, 2018 is $0.92 per common share ($3.68 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2018 is as follows (in millions):

	Payments by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt and interest (a)	$2,654.7	$57.6	$354.0	$51.4	$51.4	$51.4	$2,088.9
Minimum operating lease payments	341.1	78.1	68.9	54.6	40.9	30.2	68.4
Postretirement benefits (b)	62.4	10.3	6.8	5.5	5.1	4.8	29.9
Pension funding contribution (c)	32.0	32.0	—	—	—	—	—
Purchase obligations (d)	151.4	61.6	46.2	38.7	1.2	1.0	2.7
Other long-term liabilities (e)	93.0	10.0	—	—	—	—	—
Transition tax (f)	389.4	31.1	31.1	31.2	31.2	31.2	233.6
Unrecognized tax benefits (g)	22.6	—	—	—	—	—	—
Total	$3,746.6	$280.7	$507.0	$181.4	$129.8	$118.6	$2,423.5

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest but exclude the amounts to be paid or received under interest rate swap contracts, including the $24.0 million fair value adjustment recorded for the interest rate swap contracts at September 30, 2018 and the unamortized discount of $44.6 million at September 30, 2018. See Note 5 in the Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2019 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2019 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes contractual commitments for capital expenditures, certain materials purchases and long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental remediation costs, conditional asset retirement obligations and indemnification liabilities. Amounts subsequent to 2019 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

(f)
Under the Tax Act, the Company may elect to pay the transition tax interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. See Note 14 in the Financial Statements for further discussion of the transition tax.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Year Ended September 30, 2018					Year Ended September 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$3,602.6	$(1.4)	$3,601.2	$—	$3,601.2	$3,458.4	$(50.8)	$3,407.6
Canada	361.5	(8.2)	353.3	—	353.3	343.4	(19.0)	324.4
Europe, Middle East and Africa	1,286.8	(83.7)	1,203.1	—	1,203.1	1,193.7	—	1,193.7
Asia Pacific	933.3	(19.8)	913.5	—	913.5	866.4	—	866.4
Latin America	481.8	22.9	504.7	—	504.7	449.4	(8.0)	441.4
Total Company Sales	$6,666.0	$(90.2)	$6,575.8	$—	$6,575.8	$6,311.3	$(77.8)	$6,233.5

	Year Ended September 30, 2017					Year Ended September 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
United States	$3,458.4	$0.5	$3,458.9	$(77.9)	$3,381.0	$3,213.4	$—	$3,213.4
Canada	343.4	(2.5)	340.9	(0.1)	340.8	316.4	—	316.4
Europe, Middle East and Africa	1,193.7	3.7	1,197.4	(6.8)	1,190.6	1,147.2	—	1,147.2
Asia Pacific	866.4	6.5	872.9	(2.4)	870.5	764.4	—	764.4
Latin America	449.4	6.9	456.3	(0.2)	456.1	438.1	—	438.1
Total Company Sales	$6,311.3	$15.1	$6,326.4	$(87.4)	$6,239.0	$5,879.5	$—	$5,879.5

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Year Ended September 30, 2018					Year Ended September 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$3,098.2	$(47.5)	$3,050.7	$—	$3,050.7	$2,899.3	$—	$2,899.3
Control Products & Solutions	3,567.8	(42.7)	3,525.1	—	3,525.1	3,412.0	(77.8)	3,334.2
Total Company Sales	$6,666.0	$(90.2)	$6,575.8	$—	$6,575.8	$6,311.3	$(77.8)	$6,233.5

	Year Ended September 30, 2017					Year Ended September 30, 2016
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$2,899.3	$7.1	$2,906.4	$(22.5)	$2,883.9	$2,635.2	$—	$2,635.2
Control Products & Solutions	3,412.0	8.0	3,420.0	(64.9)	3,355.1	3,244.3	—	3,244.3
Total Company Sales	$6,311.3	$15.1	$6,326.4	$(87.4)	$6,239.0	$5,879.5	$—	$5,879.5

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
Our global pension expense in 2018 was $114.1 million compared to $175.9 million in 2017. Approximately 79 percent of our 2018 global pension expense relates to our U.S. pension plan. The actuarial assumptions used to determine our 2018 U.S. pension expense included the following: discount rate of 3.90 percent (compared to 3.75 percent for 2017) and expected rate of return on plan assets of 7.50 percent (consistent with 2017).
For 2019 our U.S. discount rate will increase to 4.35 percent from 3.90 percent in 2018. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
For 2019 our expected rate of return on U.S. plan assets will remain 7.50 percent. In estimating the expected return on plan assets, we considered actual returns on plan assets over the long term, adjusted for forward-looking considerations, such as inflation, interest rates, equity performance and the active management of the plan’s invested assets. We also considered our current and expected mix of plan assets in setting this assumption. The financial markets produced positive returns in 2018. The plan’s debt securities return was positive. The plan’s equity securities return was above the expected return range in 2018, as U.S. and international equity returns were positive for the year. The actual return for our portfolio of U.S. plan assets was approximately 7.88 percent annualized for the 15 years ended September 30, 2018, and was approximately 7.46 percent annualized for the 20 years ended September 30, 2018.
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
The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the key assumptions for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$112.9	$11.9
Return on plan assets	—	6.6
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 12 in the Financial Statements.

Revenue Recognition — Customer Incentives
We offer various incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional hardware and software products, solutions and services based on meeting specified program criteria. Customer incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Customer incentives are recognized in cost of sales for additional hardware and software products, solutions and services to be provided. We record accruals at the time of revenue recognition as a current liability within Customer returns, rebates and incentives in our Consolidated Balance Sheet or, where a right of setoff exists, as a reduction of Receivables.
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $12.0 million.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $22.0 million and a liability of $7.2 million at September 30, 2018. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2018, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our sales and results of operations. In 2017, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar strengthens relative to 2018 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $21.0 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2018 or 2017. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $550.0 million at September 30, 2018, with a weighted average interest rate of 2.27 percent and weighted average maturity period of 26 days. Commercial paper borrowings outstanding were $350.0 million at September 30, 2017, with a weighted average interest rate of 1.26 percent and weighted average maturity period of 10 days. We have issued, and anticipate continuing to issue, additional short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term debt obligations with a carrying value of $1,225.2 million at September 30, 2018 and $1,243.4 million at September 30, 2017. The fair value of this debt was $1,391.3 million at September 30, 2018 and $1,452.6 million at September 30, 2017. The potential reduction in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point increase in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
In February 2015, we entered into interest rate swap contracts, which we designated as fair value hedges. These interest rate swaps effectively converted the $600.0 million aggregate principal amount of our 2.050 percent notes payable in March 2020 (2020 Notes) and 2.875 percent notes payable in March 2025 (2025 Notes) to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 2.759 percent for the 2020 Notes and 3.169 percent for the 2025 Notes at September 30, 2018. The fair value of our interest rate swap contracts at September 30, 2018 was a net unrealized loss of $24.0 million. A hypothetical 50 basis point increase in average market interest rates related to our interest rate swaps would not be significant to our results of operations or financial condition.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$618.8	$1,410.9
Short-term investments	290.9	1,124.6
Receivables	1,190.1	1,135.5
Inventories	581.6	558.7
Other current assets	149.3	191.0
Total current assets	2,830.7	4,420.7
Property, net	576.8	583.9
Goodwill	1,075.5	1,077.7
Other intangible assets, net	215.2	238.0
Deferred income taxes	179.6	443.6
Long-term investments	1,288.0	325.7
Other assets	96.2	72.1
Total	$6,262.0	$7,161.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$551.0	$350.4
Current portion of long-term debt	—	250.0
Accounts payable	713.4	623.2
Compensation and benefits	289.4	272.6
Advance payments from customers and deferred revenue	249.9	240.6
Customer returns, rebates and incentives	206.6	188.8
Other current liabilities	226.6	220.2
Total current liabilities	2,236.9	2,145.8
Long-term debt	1,225.2	1,243.4
Retirement benefits	605.1	892.5
Other liabilities	577.3	216.4
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,681.4	1,638.0
Retained earnings	6,198.1	6,103.4
Accumulated other comprehensive loss	(941.9)	(1,179.2)
Common stock in treasury, at cost (shares held: 2018, 60.3; 2017, 53.0)	(5,501.5)	(4,080.0)
Total shareowners’ equity	1,617.5	2,663.6
Total	$6,262.0	$7,161.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2018	2017	2016
Sales
Products and solutions	$5,930.5	$5,628.9	$5,239.3
Services	735.5	682.4	640.2
	6,666.0	6,311.3	5,879.5
Cost of sales
Products and solutions	(3,338.6)	(3,254.3)	(2,982.1)
Services	(455.2)	(432.8)	(421.9)
	(3,793.8)	(3,687.1)	(3,404.0)
Gross profit	2,872.2	2,624.2	2,475.5
Selling, general and administrative expenses	(1,599.0)	(1,591.5)	(1,467.4)
Other income (expense) (Note 13)	130.6	80.9	6.3
Interest expense	(73.0)	(76.2)	(71.3)
Income before income taxes	1,330.8	1,037.4	943.1
Income tax provision (Note 14)	(795.3)	(211.7)	(213.4)
Net income	$535.5	$825.7	$729.7
Earnings per share:
Basic	$4.27	$6.42	$5.60
Diluted	$4.21	$6.35	$5.56
Weighted average outstanding shares:
Basic	125.4	128.4	130.2
Diluted	126.9	129.9	131.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2018	2017	2016
Net income	$535.5	$825.7	$729.7
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax expense (benefit) of $87.2, $159.3, and ($73.7))	268.9	312.8	(142.7)
Currency translation adjustments	(48.3)	57.2	(42.5)
Net change in unrealized gains and losses on cash flow hedges (net of tax expense (benefit) of $6.6, ($2.8), and ($6.7))	18.8	(10.3)	(19.0)
Net change in unrealized gains and losses on available-for-sale investments	(2.1)	(0.1)	—
Other comprehensive income (loss)	237.3	359.6	(204.2)
Comprehensive income	$772.8	$1,185.3	$525.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2018	2017	2016
Operating activities:
Net income	$535.5	$825.7	$729.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	136.4	138.7	143.3
Amortization of intangible assets	28.2	30.2	28.9
Change in fair value of investments	(90.0)	—	—
Share-based compensation expense	38.5	38.5	40.5
Retirement benefit expense	114.0	176.0	157.1
Pension contributions	(50.3)	(254.9)	(44.3)
Deferred income taxes	170.5	33.8	(70.5)
Gain on sale of business	—	(60.8)	—
Net loss on disposition of property	2.5	0.1	1.7
Excess income tax benefit from share-based compensation	—	—	(3.3)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(91.7)	(53.0)	(18.9)
Inventories	(37.4)	(30.4)	4.6
Accounts payable	67.2	81.1	32.3
Advance payments from customers and deferred revenue	12.9	21.3	11.7
Compensation and benefits	22.4	124.7	(81.1)
Income taxes	426.7	(22.2)	(8.9)
Other assets and liabilities	14.6	(14.8)	24.5
Cash provided by operating activities	1,300.0	1,034.0	947.3
Investing activities:
Capital expenditures	(125.5)	(141.7)	(116.9)
Acquisition of businesses, net of cash acquired	(9.9)	(1.1)	(139.1)
Purchases of investments	(1,296.9)	(1,444.2)	(1,070.7)
Proceeds from maturities of investments	1,106.1	912.6	886.3
Proceeds from sale of investments	155.3	62.6	—
Proceeds from sale of business	—	94.0	—
Proceeds from sale of property	0.5	1.1	0.4
Cash used for investing activities	(170.4)	(516.7)	(440.0)
Financing activities:
Net issuance (repayment) of short-term debt	200.6	(98.2)	448.6
Repayment of long-term debt	(250.0)	—	—
Cash dividends	(440.8)	(390.7)	(378.2)
Purchases of treasury stock	(1,482.3)	(342.6)	(507.6)
Proceeds from the exercise of stock options	81.8	181.9	36.2
Excess income tax benefit from share-based compensation	—	—	3.3
Other financing activities	1.8	—	—
Cash used for financing activities	(1,888.9)	(649.6)	(397.7)
Effect of exchange rate changes on cash	(32.8)	16.8	(10.5)
(Decrease) increase in cash and cash equivalents	(792.1)	(115.5)	99.1
Cash and cash equivalents at beginning of year	1,410.9	1,526.4	1,427.3
Cash and cash equivalents at end of year	$618.8	$1,410.9	$1,526.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Year Ended September 30,
	2018	2017	2016

Common stock (no shares issued during years)	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,638.0	1,588.2	1,552.1
Income tax benefit from share-based compensation	—	—	3.3
Share-based compensation expense	37.3	37.4	39.5
Shares delivered under incentive plans	6.1	12.4	(6.7)
Ending balance	1,681.4	1,638.0	1,588.2
Retained earnings
Beginning balance	6,103.4	5,668.4	5,316.9
Net income	535.5	825.7	729.7
Cash dividends (2018, $3.51 per share; 2017, $3.04 per share; 2016, $2.90 per share)	(440.8)	(390.7)	(378.2)
Ending balance	6,198.1	6,103.4	5,668.4
Accumulated other comprehensive loss
Beginning balance	(1,179.2)	(1,538.8)	(1,334.6)
Other comprehensive income (loss)	237.3	359.6	(204.2)
Ending balance	(941.9)	(1,179.2)	(1,538.8)
Common stock in treasury, at cost
Beginning balance	(4,080.0)	(3,909.1)	(3,459.0)
Purchases	(1,500.5)	(337.3)	(500.4)
Shares delivered under incentive plans	79.0	166.4	50.3
Ending balance	(5,501.5)	(4,080.0)	(3,909.1)
Total shareowners’ equity	$1,617.5	$2,663.6	$1,990.1
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; discount valuation of PTC Inc. ("PTC") common stock; share-based compensation; acquisitions; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
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
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and hardware and software products have been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple hardware and software products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element's relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on our separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
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
Returns, Rebates and Incentives
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. We also offer various other incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional hardware and software products, solutions and services based on meeting specified program criteria. Certain distributors are offered a right to return product, subject to contractual limitations.
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Returns, rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized in cost of sales for additional hardware and software products, solutions and services to be provided. Accruals are reported as a current liability in our Consolidated Balance Sheet or, where a right of setoff exists, as a reduction of accounts receivable.
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
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $17.1 million at September 30, 2018 and $24.9 million at September 30, 2017. In addition, receivables are recorded net of an allowance for certain customer returns, rebates and incentives of $8.7 million at September 30, 2018 and $11.9 million at September 30, 2017.
Inventories
Inventories are recorded at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods. Market is determined on the basis of estimated realizable values.
Investments
Investments include time deposits, certificates of deposit, other fixed income securities and equity securities. Investments with original maturities longer than three months at the time of purchase and less than one year from period end are classified as short-term. All other investments are classified as long-term. Fixed income securities meeting the definition of a security are accounted for as available-for-sale and recorded at fair value. Equity securities are recorded at fair value. All other investments are recorded at cost, which approximates fair value.
Property
Property, including internal-use software, is recorded at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $43.2 million, $29.6 million and $29.9 million were accrued within accounts payable and other current liabilities at September 30, 2018, 2017 and 2016, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

Fair Value of Financial Instruments
We record various financial instruments recorded at fair value. U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability.
We hold financial instruments consisting of cash and short-term debt. The fair values of our cash and short-term debt approximate their carrying amounts as reported in our Consolidated Balance Sheet due to the short-term nature of these instruments.
We also hold financial instruments consisting of long-term debt, investments and derivatives. The valuation methodologies for these financial instruments are described in Notes 5, 8, 9, and 12 in the Financial Statements. The methods described in these Notes may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $371.8 million in 2018, $348.2 million in 2017 and $319.3 million in 2016. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
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
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2018 (0.9 million shares), 2017 (0.7 million shares) and 2016 (2.2 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2018	2017	2016
Net income	$535.5	$825.7	$729.7
Less: Allocation to participating securities	(0.5)	(0.9)	(0.7)
Net income available to common shareowners	$535.0	$824.8	$729.0
Basic weighted average outstanding shares	125.4	128.4	130.2
Effect of dilutive securities
Stock options	1.3	1.2	0.9
Performance shares	0.2	0.3	—
Diluted weighted average outstanding shares	126.9	129.9	131.1
Earnings per share:
Basic	$4.27	$6.42	$5.60
Diluted	$4.21	$6.35	$5.56
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Basis of Presentation and Accounting Policies (Continued)

Recently Issued Accounting Pronouncements
In March 2017, the FASB issued a new standard regarding the presentation of net periodic pension and postretirement benefit costs. This standard requires the service cost component to be reported in the income statement in the same line item as other compensation costs arising from services rendered by the related employees during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component in either a separate line item or within another appropriate line item with disclosure of where those costs are recorded. This standard also requires that only the service cost component is eligible for capitalization, when applicable. This standard is effective for us for reporting periods starting October 1, 2018 and will be applied retrospectively. The non-service components of net periodic pension and postretirement benefit cost, which are to be reclassified to other income (expense) in the Consolidated Statement of Operations upon adoption of the new standard, are expense of $23.8 million, $77.6 million and $67.8 million for the years ended September 30, 2018, 2017 and 2016, respectively.
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
In May 2014, the FASB issued a new standard on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard will also require additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue-guidance, and assets recognized from the costs to obtain or fulfill a contract. We adopted the new revenue standard, using the modified retrospective transition method, which results in an adjustment to the opening balance of retained earnings as of October 1, 2018, our adoption date. The estimated cumulative impact of adopting the new standard is an increase in the opening balance sheet retained earnings of less than $10 million. The primary drivers of the impact were changes from the capitalization and deferral of certain contract costs and the timing of revenue, net of costs, for software licenses bundled with services and projects previously accounted for on a completed contract basis.  These were partially offset by a deferral of revenue, net of costs, related to the allocation of revenue to hardware and software products and services provided to our customers free of charge as incentives. We do not expect the adoption will have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2016	$414.5	$659.4	$1,073.9
Acquisition of businesses	—	0.8	0.8
Divestiture of business (Note 13)	—	(10.3)	(10.3)
Translation	2.7	10.6	13.3
Balance as of September 30, 2017	417.2	660.5	1,077.7
Acquisition of business	6.8	—	6.8
Translation	(1.7)	(7.3)	(9.0)
Balance as of September 30, 2018	$422.3	$653.2	$1,075.5

During the year ended September 30, 2018, we recognized goodwill of $6.8 million and other intangible assets of $3.0 million resulting from one acquisition. In November 2017, we acquired Odos Imaging Limited (Odos), a Scottish technology company that provides three-dimensional, time-of-flight sensing systems for industrial imaging applications. This acquisition enables us to expand our existing capabilities by bringing 3-D time-of-flight sensor technology to industrial applications. We assigned the full amount of goodwill related to Odos to our Architecture & Software segment.
Other intangible assets consist of (in millions):

	September 30, 2018
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.9	$118.1	$72.8
Customer relationships	112.9	66.2	46.7
Technology	106.8	64.0	42.8
Trademarks	32.0	24.0	8.0
Other	11.2	10.0	1.2
Total amortized intangible assets	453.8	282.3	171.5
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.5	$282.3	$215.2

	September 30, 2017
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.8	$113.2	$81.6
Customer relationships	114.5	61.5	53.0
Technology	104.8	57.9	46.9
Trademarks	32.3	21.1	11.2
Other	11.4	9.8	1.6
Total amortized intangible assets	457.8	263.5	194.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$501.5	$263.5	$238.0
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $11.8 million in 2018, $9.8 million in 2017 and $11.5 million in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Goodwill and Other Intangible Assets (Continued)

Estimated amortization expense is $25.4 million in 2019, $22.6 million in 2020, $21.6 million in 2021, $18.9 million in 2022 and $17.7 million in 2023.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2018 and concluded that these assets are not impaired.
3. Inventories
Inventories consist of (in millions):

	September 30,
	2018	2017
Finished goods	$224.3	$218.7
Work in process	180.0	168.0
Raw materials	177.3	172.0
Inventories	$581.6	$558.7
4. Property, net
Property consists of (in millions):

	September 30,
	2018	2017
Land	$5.3	$5.2
Buildings and improvements	359.6	351.6
Machinery and equipment	1,164.2	1,145.8
Internal-use software	497.8	461.5
Construction in progress	111.3	131.7
Total	2,138.2	2,095.8
Less accumulated depreciation	(1,561.4)	(1,511.9)
Property, net	$576.8	$583.9
5. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2018	2017
5.65% notes, repaid in December 2017	$—	$250.0
2.050% notes, payable in March 2020	294.6	298.7
2.875% notes, payable in March 2025	281.4	296.7
6.70% debentures, payable in January 2028	250.0	250.0
6.25% debentures, payable in December 2037	250.0	250.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(50.8)	(52.0)
Total	1,225.2	1,493.4
Less current portion	—	(250.0)
Long-term debt	$1,225.2	$1,243.4
In February 2015, upon issuance of our notes payable in March 2020 (2020 Notes) and March 2025 (2025 Notes), we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 2.759 percent for the 2020 Notes and 3.169 percent for the 2025 Notes at September 30, 2018. The aggregate fair value of the interest rate swap contracts at September 30, 2018 was a net unrealized loss of $24.0 million. We have designated these swaps

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. Long-term and Short-term Debt (Continued)

as fair value hedges. The individual contracts are recorded in Other liabilities in the Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 9.
At September 30, 2018 and 2017, our total borrowing capacity under our unsecured revolving credit facility expiring in March 2020 was $1.0 billion. We can increase the aggregate amount of this credit facility by up to $350.0 million, subject to the consent of the banks in the credit facility. We have not borrowed against this credit facility during the years ended September 30, 2018 or 2017. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. In December 2016, we amended the financial covenant under this credit facility. The previous financial covenant, which limited our debt-to-total-capital ratio to 60 percent, was replaced with a minimum EBITDA-to-interest ratio of 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the amendment as the ratio of consolidated EBITDA (as defined in the amendment) for the preceding four quarters to consolidated interest expense for the same period. We believe the new covenant provides us greater financial flexibility. Separate short-term unsecured credit facilities of approximately $156.0 million at September 30, 2018 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2018 and 2017 were not significant. There are no significant commitment fees or compensating balance requirements under any of our credit facilities.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $550.0 million at September 30, 2018 and $350.0 million at September 30, 2017. The weighted average interest rate of the commercial paper outstanding was 2.27 percent at September 30, 2018 and 1.26 percent at September 30, 2017.
Interest payments were $75.5 million during 2018, $74.2 million during 2017 and $69.2 million during 2016.
Long-term debt is not measured at fair value. The following table presents the carrying amounts and estimated fair values of long-term debt not measured at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2018		September 30, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$250.0	$251.6
Long-term debt	1,225.2	1,391.3	1,243.4	1,452.6
We base the fair value of long-term debt upon quoted market prices for the same or similar issues and therefore consider this a Level 2 fair value measurement. The fair value of long-term debt considers the terms of the debt excluding the impact of derivative and hedging activity. The carrying amount of a portion of our long-term debt is impacted by fixed-to-floating interest rate swap contracts that are designated as fair value hedges. Refer to Note 1 for further information regarding levels in the fair value hierarchy.
6. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2018	2017
Unrealized losses on foreign exchange contracts (Note 9)	$6.2	$31.3
Product warranty obligations (Note 7)	27.9	28.5
Taxes other than income taxes	40.9	42.7
Accrued interest	12.3	16.9
Income taxes payable	74.4	32.6
Other	64.9	68.2
Other current liabilities	$226.6	$220.2

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
Changes in product warranty obligations were (in millions):

	September 30,
	2018	2017
Beginning balance	$28.5	$28.0
Warranties recorded at time of sale	25.5	25.8
Adjustments to pre-existing warranties	(2.6)	(0.2)
Settlements of warranty claims	(23.5)	(25.1)
Ending balance	$27.9	$28.5
8. Investments
Our investments consist of (in millions):

	September 30,
	2018	2017
Fixed income securities	$419.0	$1,387.6
Equity securities	1,090.0	—
Other	69.9	62.7
Total investments	1,578.9	1,450.3
Less short-term investments	(290.9)	(1,124.6)
Long-term investments	$1,288.0	$325.7
We record investments in fixed income and equity securities, classified as available-for-sale investments or trading investments, at fair value.
Available-for-sale Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities which are classified as available-for-sale. Unrealized gains and losses on available-for-sale investments are included in our Consolidated Balance Sheet as a component of accumulated other comprehensive loss, net of any deferred taxes. Realized gains and losses are included in net income.
Our available-for-sale investments consist of (in millions):

	September 30,
	2018	2017
Certificates of deposit and time deposits	$169.6	$1,005.3
Commercial paper	—	20.3
Corporate debt securities	158.4	199.4
Government securities	65.8	116.8
Asset-backed securities	25.2	45.8
Total	$419.0	$1,387.6
Pre-tax gross unrealized losses on available-for-sale investments were $2.7 million as of September 30, 2018. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the years ended September 30, 2018 and 2017. At September 30, 2018, there were no outstanding purchases of available-for-sale investments recorded in accounts payable.
We evaluated all available-for-sale investments for which the fair value was less than amortized cost for impairment on an individual security basis at September 30, 2018. This assessment included consideration of our intent and ability to hold the security and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Investments (Continued)

credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of September 30, 2018, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of September 30, 2018 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$290.9
Due in one to five years	128.1
Total	$419.0
Classification of our available-for-sale investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Consolidated Balance Sheet (in millions):

	September 30,
	2018	2017
Short-term investments	$290.9	$1,124.6
Long-term investments	128.1	263.0
Total	$419.0	$1,387.6
Trading Investments
On July 19, 2018, we purchased 10,582,010 shares of PTC common stock (the "PTC Shares") in a private placement at a purchase price of $94.50 per share for an aggregate purchase price of approximately $1.0 billion ("the Purchase"). The PTC Shares are considered equity securities. For a period of approximately 3 years after the Purchase we are subject to entity-specific transfer restrictions subject to certain exceptions. Following the first anniversary of the Purchase, the Company will be allowed to transfer, in the aggregate in any 90-day period, a number of Shares equal to up to 1.0% of PTC's total outstanding shares of common stock as of the first day in such 90-day period, but no more than 2.0% of PTC's total outstanding shares of common stock in each of the second year and the third year after the Purchase.
The PTC Shares were recorded at fair value and classified as trading securities. At September 30, 2018, the fair value of the PTC Shares was $1,090.0 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the year ended September 30, 2018, a gain of $90.0 million related to the PTC Shares was recorded in other income (expense) in the Consolidated Statement of Operations. At September 30, 2018, the PTC Shares were valued using the most recent closing price of PTC common stock quoted on Nasdaq, resulting in a gain of $123.7 million, less a temporary discount for lack of marketability calculated using a put-option model, resulting in a loss of $33.7 million. The marketability discount is due to an instrument-specific restriction as the PTC Shares were issued to the Company in a private placement and are not currently registered for resale under the Securities Act of 1933, as amended. However, the PTC Shares are contractually required to be registered by PTC under the Securities Act of 1933, as amended, within one year, at which time the discount will be reversed.
Fair Value of Investments
We recognize all available-for-sale and trading investments at fair value in the Consolidated Balance Sheet. The valuation methodologies used for our investments measured at fair value are described below.
Certificates of deposit and time deposits — These investments are recorded at cost, which approximates fair value.
Commercial paper — These investments are recorded at amortized cost, which approximates fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Investments (Continued)

Equity securities — Valued using the most recent closing price of PTC common stock quoted on Nasdaq, less a temporary discount for lack of marketability. The discount for lack of marketability, which will reverse upon registration of the PTC Shares, is calculated using a put-option model which includes observable and unobservable inputs and is categorized as Level 3 in the fair value hierarchy. The primary inputs include historical and implied PTC common stock volatility and the transfer restriction term.
Refer to Note 1 for further information regarding levels in the fair value hierarchy. We did not have any transfers between levels of fair value measurements during the periods presented.
Fair values of our investments were (in millions):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$169.6	$—	$169.6
Corporate debt securities	—	158.4	—	158.4
Government securities	55.7	10.1	—	65.8
Asset-backed securities	—	25.2	—	25.2
Equity securities	—	—	1,090.0	1,090.0
Total	$55.7	$363.3	$1,090.0	$1,509.0

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$1,005.3	$—	$1,005.3
Commercial paper	—	20.3	—	20.3
Corporate debt securities	—	199.4	—	199.4
Government securities	98.9	17.9	—	116.8
Asset-backed securities	—	45.8	—	45.8
Total	$98.9	$1,288.7	$—	$1,387.6
The table below sets forth a summary of changes in the fair value of our Level 3 investments (in millions):

Equity Securities
PTC Share purchase July 19, 2018	$954.9
Unrealized gain	135.1
Balance September 30, 2018	$1,090.0

Upon purchase of the PTC Shares, we recorded our investment of $954.9 million. The investment consisted of the purchase price of approximately $1.0 billion less a loss of $45.1 million, which includes a $71.9 million valuation adjustment pending registration of the PTC Shares, partially offset by a gain of $26.8 million, resulting from the difference between the purchase price of $94.50 per share and the most recent closing price of PTC common stock quoted on Nasdaq on the Purchase date. The unrealized gain of $135.1 million includes a gain of $96.9 million, resulting from appreciation of the PTC Shares between the Purchase date and the end of the fiscal year, and a $38.2 million decrease in the valuation adjustment associated with a reduction in the expected term of the transfer restriction.

The investment of $1,090.0 million at September 30, 2018 includes a gain of $123.7 million on investment and a $33.7 million valuation adjustment.
9. Derivative Instruments
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

9. Derivative Instruments (Continued)

Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2018, we had a U.S. dollar-equivalent gross notional amount of $754.7 million of foreign currency forward exchange contracts designated as cash flow hedges.
The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2018	2017	2016
Forward exchange contracts	$11.8	$(16.1)	$(6.6)
The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2018	2017	2016
Sales	$2.4	$0.3	$(5.5)
Cost of sales	(17.2)	(2.8)	25.5
Selling, general and administrative expenses	1.2	(0.5)	(0.9)
Total	$(13.6)	$(3.0)	$19.1
Approximately $5.7 million of pre-tax net unrealized gains on cash flow hedges as of September 30, 2018 will be reclassified into earnings during the next 12 months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2018, we had a gross notional amount of $81.0 million of foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2018	2017	2016
Forward exchange contracts	$1.1	$(16.3)	$2.3
Foreign currency denominated debt	—	—	0.8
Total	$1.1	$(16.3)	$3.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments (Continued)

Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At September 30, 2018, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.
The pre-tax amount of net (losses) gains recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains and losses on the hedged debt instruments during the periods presented, was (in millions):

	2018	2017	2016
Interest (expense) income	$(19.3)	$(24.1)	$14.1
Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2018, we had a U.S. dollar-equivalent gross notional amount of $194.7 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2018	2017	2016
Cost of sales	$1.0	$(1.8)	$0.9
Other income (expense)	(0.1)	(8.6)	(11.1)
Total	$0.9	$(10.4)	$(10.2)
Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2018, 2017 or 2016. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,030.4 million at September 30, 2018. Currency pairs (buy/sell) comprising the most significant contract notional values were United States dollar (USD)/Euro, USD/Canadian dollar, USD/Singapore dollar, USD/Swiss franc, Euro/British pound and USD/Mexican peso. Refer to Note 1 for further information regarding levels in the fair value hierarchy.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Derivative Instruments (Continued)

The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	September 30, 2017
Forward exchange contracts	Other current assets	$15.8	$12.4
Forward exchange contracts	Other assets	1.9	0.3
Forward exchange contracts	Other current liabilities	(5.1)	(19.1)
Forward exchange contracts	Other liabilities	(0.7)	(5.1)
Interest rate swap contracts	Other liabilities	(24.0)	(4.6)
Total		$(12.1)	$(16.1)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	September 30, 2017
Forward exchange contracts	Other current assets	$3.4	$0.8
Forward exchange contracts	Other assets	0.6	—
Forward exchange contracts	Other current liabilities	(1.1)	(12.2)
Total		$2.9	$(11.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareowners’ Equity
Common Stock
At September 30, 2018, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2018, 9.6 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2018	2017	2016
Beginning balance	128.4	128.5	132.4
Treasury stock purchases	(8.3)	(2.3)	(4.6)
Shares delivered under incentive plans	0.9	2.2	0.7
Ending balance	121.0	128.4	128.5
At September 30, 2018, there were $18.3 million of outstanding common stock share repurchases recorded in accounts payable. At September 30, 2017, there were no outstanding common stock share repurchases recorded in accounts payable.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component for the years ended September 30, 2018, 2017 and 2016 were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 12)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2015	$(1,097.1)	$(252.4)	$14.9	$—	$(1,334.6)
Other comprehensive loss before reclassifications	(216.5)	(42.5)	(3.6)	—	(262.6)
Amounts reclassified from accumulated other comprehensive loss	73.8	—	(15.4)	—	58.4
Other comprehensive loss	(142.7)	(42.5)	(19.0)	—	(204.2)
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$—	$(1,538.8)
Other comprehensive income (loss) before reclassifications	215.2	57.2	(12.3)	(0.1)	260.0
Amounts reclassified from accumulated other comprehensive loss	97.6	—	2.0	—	99.6
Other comprehensive income (loss)	312.8	57.2	(10.3)	(0.1)	359.6
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive income (loss) before reclassifications	188.4	(48.3)	8.7	(2.1)	146.7
Amounts reclassified from accumulated other comprehensive loss	80.5	—	10.1	—	90.6
Other comprehensive income (loss)	268.9	(48.3)	18.8	(2.1)	237.3
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Shareowners’ Equity (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations for the years ended September 30, 2018, 2017 and 2016 were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2018	2017	2016
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(4.9)	$(9.8)	$(14.0)	(a)
Amortization of net actuarial loss	115.1	155.2	126.8	(a)
Settlements	0.7	2.8	—	(a)
	110.9	148.2	112.8	Income before income taxes
	(30.4)	(50.6)	(39.0)	Income tax provision
	$80.5	$97.6	$73.8	Net income

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$(2.4)	$(0.3)	$5.5	Sales
Forward exchange contracts	17.2	2.8	(25.5)	Cost of sales
Forward exchange contracts	(1.2)	0.5	0.9	Selling, general and administrative expenses
	13.6	3.0	(19.1)	Income before income taxes
	(3.5)	(1.0)	3.7	Income tax provision
	$10.1	$2.0	$(15.4)	Net income

Total reclassifications	$90.6	$99.6	$58.4	Net income
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 12 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation
During 2018, 2017 and 2016, we recognized $38.5 million, $38.5 million and $40.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $9.6 million, $12.3 million and $12.9 million during 2018, 2017 and 2016, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2018, total unrecognized compensation cost related to share-based compensation awards was $41.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.8 years.
Our 2012 Long-Term Incentives Plan, as amended (2012 Plan), authorizes us to deliver up to 11.8 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units or restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan, or 2008 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 4.5 million shares under our 2012 Plan and 0.2 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2018. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2018, 2017 and 2016 was $35.29, $25.70 and $21.28, respectively. The total intrinsic value of stock options exercised was $71.0 million, $141.1 million and $21.9 million during 2018, 2017 and 2016, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2018	2017	2016
Average risk-free interest rate	2.14%	1.85%	1.76%
Expected dividend yield	1.75%	2.21%	2.78%
Expected volatility	22%	24%	29%
Expected term (years)	5.0	5.1	5.1
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation (Continued)

A summary of stock option activity for the year ended September 30, 2018 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2017	3,889	$108.10
Granted	894	191.87
Exercised	(798)	102.54
Forfeited	(68)	158.18
Canceled	(3)	94.85
Outstanding at September 30, 2018	3,914	127.50	6.9	$234.9
Vested or expected to vest at September 30, 2018	2,796	100.84	5.6	242.4
Exercisable at September 30, 2018	2,053	101.20	5.5	177.2
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
A summary of performance share activity for the year ended September 30, 2018 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2017	190	$112.64
Granted(1)	40	219.04
Adjustment for performance results achieved(2)	64	190.46
Vested and issued	(139)	144.07
Forfeited	(5)	152.93
Outstanding at September 30, 2018	150	143.94

(1)	Performance shares granted assuming achievement of performance goals at target.

(2)	Adjustments were due to the number of shares vested under the fiscal 2015 awards at the end of the three-year performance period ended September 30, 2017 being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2018, 2017 and 2016:

	2018	2017	2016
Percent payout	187%	10%	93%
Shares vested (in thousands)	139	6	67
Total fair value of shares vested (in millions)	$26.5	$0.9	$7.1
For the three-year performance period ending September 30, 2018, the payout will be 200 percent of the target number of shares, with a maximum of 145,000 shares to be delivered in payment under the awards in December 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Share-Based Compensation (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2018, 2017 and 2016 was $219.04, $174.37 and $87.64, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2018	2017	2016
Average risk-free interest rate	1.88%	1.35%	1.21%
Expected dividend yield	1.72%	2.20%	2.75%
Expected volatility	22%	23%	22%
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average grant date fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2018, 2017 and 2016 was $188.41, $138.32 and $105.38, respectively. The total fair value of shares vested during the years ended September 30, 2018, 2017, and 2016 was $7.2 million, $7.6 million, and $7.0 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2018 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2017	141	$118.87
Granted	47	188.41
Vested	(38)	115.19
Forfeited	(4)	142.33
Outstanding at September 30, 2018	146	$141.35
We also granted approximately 7,000 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2018. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2018, 2017, and 2016 was $183.76, $129.68 and $98.79, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2018, 2017 or 2016. We did not make voluntary contributions to our U.S. qualified pension plan in 2018. We made a voluntary contribution of $200.0 million to our U.S. qualified pension plan in 2017. We did not make voluntary contributions to our U.S. qualified pension plan in 2016.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. Expense related to these plans was $47.0 million in 2018, $41.5 million in 2017 and $38.6 million in 2016.
Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$88.9	$97.0	$88.0	$1.3	$1.4	$1.3
Interest cost	155.3	151.6	169.5	2.4	2.5	3.3
Expected return on plan assets	(244.8)	(225.2)	(218.3)	—	—	—
Amortization:
Prior service cost (credit)	0.6	(3.7)	(2.9)	(5.5)	(6.1)	(11.1)
Net actuarial loss	113.4	152.9	124.5	1.7	2.3	2.3
Special termination benefit	—	0.5	0.5	—	—	—
Settlements	0.7	2.8	—	—	—	—
Net periodic benefit cost (income)	$114.1	$175.9	$161.3	$(0.1)	$0.1	$(4.2)
Significant assumptions used in determining net periodic benefit cost (income) are (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
U.S. Plans
Discount rate	3.90%	3.75%	4.55%	3.40%	3.10%	3.85%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation increase rate	3.50%	3.50%	3.75%	—	—	—
Non-U.S. Plans
Discount rate	2.30%	1.77%	2.67%	3.20%	2.80%	3.60%
Expected return on plan assets	5.19%	5.12%	5.21%	—	—	—
Compensation increase rate	2.99%	2.86%	3.11%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

Net Benefit Obligation
Benefit obligation, plan assets, funded status and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Benefit obligation at beginning of year	$4,585.0	$4,785.9	$77.8	$86.9
Service cost	88.9	97.0	1.3	1.4
Interest cost	155.3	151.6	2.4	2.5
Actuarial gains	(257.1)	(221.9)	(8.5)	(3.8)
Plan amendments	(0.3)	(6.9)	—	—
Plan participant contributions	3.7	3.9	3.4	3.4
Benefits paid	(277.7)	(251.9)	(13.5)	(13.4)
Special termination benefit	—	0.5	—	—
Settlements	(10.4)	(13.8)	—	—
Curtailments	(3.5)	(1.0)	—	—
Currency translation and other	(24.4)	41.6	(0.5)	0.8
Benefit obligation at end of year	4,259.5	4,585.0	62.4	77.8
Plan assets at beginning of year	3,788.3	3,447.9	—	—
Actual return on plan assets	220.6	315.5	—	—
Company contributions	50.3	254.9	10.1	10.0
Plan participant contributions	3.7	3.9	3.4	3.4
Benefits paid	(277.7)	(251.9)	(13.5)	(13.4)
Settlements	(10.4)	(13.8)	—	—
Currency translation and other	(20.0)	31.8	—	—
Plan assets at end of year	3,754.8	3,788.3	—	—
Funded status of plans	$(504.7)	$(796.7)	$(62.4)	$(77.8)

Net amount on balance sheet consists of:
Other assets	$30.6	$10.6	$—	$—
Compensation and benefits	(12.3)	(11.7)	(10.1)	(9.5)
Retirement benefits	(523.0)	(795.6)	(52.3)	(68.3)
Net amount on balance sheet	$(504.7)	$(796.7)	$(62.4)	$(77.8)
The actuarial gains recorded in 2018 were primarily the result of an increase in the discount rate for U.S. Plans, which increased from 3.90% in 2017 to 4.35% in 2018. The actuarial gains recorded in 2017 were primarily the result of an increase in the discount rate for U.S. Plans, which increased from 3.75% in 2016 to 3.90% in 2017.
Amounts included in accumulated other comprehensive loss, net of tax, at September 30, 2018 and 2017 which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Prior service cost (credit)	$4.3	$5.3	$(8.2)	$(12.2)
Net actuarial loss	657.6	921.9	4.4	12.0
Total	$661.9	$927.2	$(3.8)	$(0.2)
During 2018, we recognized prior service credits of $4.9 million ($3.8 million net of tax) and net actuarial losses of $115.1 million ($84.3 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

The accumulated benefit obligation for our pension plans was $3,962.3 million and $4,252.2 million at September 30, 2018 and 2017, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2018 and 2017 are as follows (in millions):

	2018	2017
Projected benefit obligation	$3,755.5	$4,280.9
Fair value of plan assets	3,220.2	3,473.6
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) at September 30, 2018 and 2017 are as follows (in millions):

	2018	2017
Accumulated benefit obligation	$679.7	$3,956.8
Fair value of plan assets	392.9	3,473.6
Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
U.S. Plans
Discount rate	4.35%	3.90%	4.15%	3.40%
Compensation increase rate	3.50%	3.50%	—	—
Health care cost trend rate(1)	—	—	6.50%	6.50%
Non-U.S. Plans
Discount rate	2.48%	2.30%	3.30%	3.20%
Compensation increase rate	3.02%	2.99%	—	—
Health care cost trend rate(1)	—	—	4.50%	4.50%

(1)
The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will decrease to 5.50% in 2020 for U.S. Plans and will not change in 2019 for Non-U.S. Plans.

Estimated Future Payments
We expect to contribute $32.0 million related to our global pension plans and $10.3 million to our postretirement benefit plans in 2019.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2019	$288.9	$10.3
2020	268.5	6.8
2021	282.1	5.5
2022	301.7	5.1
2023	278.4	4.8
2024 – 2028	1,417.0	19.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

Plan Assets
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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2018	2017
Equity securities	40%	–	65%	55%	53%	50%
Debt securities	30%	–	50%	39%	39%	42%
Other	0%	–	15%	6%	8%	8%
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
As of September 30, 2018 and 2017, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2018 and 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

Refer to Note 1 for further information regarding levels in the fair value hierarchy.
In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the NAV (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the consolidated financial statements. The guidance under this subtopic was effective for us beginning in fiscal 2017.
The following table presents our pension plans’ investments measured at fair value as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2.0	$—	$—	$2.0
Equity securities:
Mutual funds	222.1	—	—	222.1
Common stock	964.7	—	—	964.7
Common collective trusts	—	422.2	—	422.2
Fixed income securities:
Corporate debt	—	627.7	—	627.7
Government securities	242.9	105.8	—	348.7
Common collective trusts	—	141.4	—	141.4
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,431.7	$1,297.1	$0.9	2,729.7
U.S. Plans investments measured at NAV:
Private equity				36.5
Alternative equity				61.1
Total U.S. Plans investments				2,827.3
Non-U.S. Plans
Cash and cash equivalents	$12.8	$—	$—	12.8
Equity securities:
Common stock	59.2	—	—	59.2
Common collective trusts	—	320.7	—	320.7
Fixed income securities:
Corporate debt	—	33.8	—	33.8
Government securities	1.1	15.5	—	16.6
Common collective trusts	—	310.4	—	310.4
Other types of investments:
Real estate funds	—	80.5	—	80.5
Insurance contracts	—	—	79.1	79.1
Other	—	—	4.6	4.6
Total Non-U.S. Plans investments in fair value hierarchy	$73.1	$760.9	$83.7	917.7
Non-U.S. Plans investments measured at NAV:
Real estate funds				9.8
Total Non-U.S. Plans investments				927.5
Total investments measured at fair value				$3,754.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.1	$—	$—	$1.1
Equity securities:
Mutual funds	230.1	—	—	230.1
Common stock	911.7	—	—	911.7
Common collective trusts	—	411.2	—	411.2
Fixed income securities:
Corporate debt	—	663.7	—	663.7
Government securities	247.0	109.4	—	356.4
Common collective trusts	—	204.1	—	204.1
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,389.9	$1,388.4	$0.9	2,779.2
U.S. Plans investments measured at NAV:
Private equity				49.9
Alternative equity				61.0
Total U.S. Plans investments				2,890.1
Non-U.S. Plans
Cash and cash equivalents	$3.3	$—	$—	3.3
Equity securities:
Common stock	57.3	—	—	57.3
Common collective trusts	—	311.1	—	311.1
Fixed income securities:
Corporate debt	—	37.0	—	37.0
Government securities	1.2	14.8	—	16.0
Common collective trusts	—	301.1	—	301.1
Other types of investments:
Real estate funds	—	86.6	—	86.6
Insurance contracts	—	—	71.5	71.5
Other	—	—	4.8	4.8
Total Non-U.S. Plans investments in fair value hierarchy	$61.8	$750.6	$76.3	888.7
Non-U.S. Plans investments measured at NAV:
Real estate funds				9.5
Total Non-U.S. Plans investments				898.2
Total investments measured at fair value				$3,788.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Retirement Benefits (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2018:

	Balance October 1, 2017	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2018
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	71.5	—	(0.4)	8.0	79.1
Other	4.8	—	(0.2)	—	4.6
	$77.2	$—	$(0.6)	$8.0	$84.6
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2017:

	Balance October 1, 2016	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2017
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	79.7	—	(13.4)	5.2	71.5
Other	4.8	—	—	—	4.8
	$85.4	$—	$(13.4)	$5.2	$77.2

In August 2018, the FASB issued a new standard which adds, removes and modifies various disclosures for defined benefit and other postretirement benefit plans. This standard is effective for us for reporting periods beginning October 1, 2020; however, we elected to adopt this standard early as of September 30, 2018 and applied the changes retrospectively to all periods presented herein. The adoption of this standard did not have a material impact on our disclosures.
13. Other Income (Expense)
The components of other income (expense) are (in millions):

	2018	2017	2016
Gain on sale of business	$—	$60.8	$—
Change in fair value of investments	90.0	—	—
Interest income	24.4	19.6	12.7
Royalty income	9.7	8.9	2.9
Legacy product liability and environmental benefit (charges)	2.6	(8.3)	(12.7)
Other	3.9	(0.1)	3.4
Other income (expense)	$130.6	$80.9	$6.3
In September 2017, we sold W Interconnections, Inc. and subsidiaries, which was included within our Control Products & Solutions segment, for approximately $94.0 million. We recorded a pre-tax gain of $60.8 million as a result of this divestiture, which is included within Other income (expense) in the Consolidated Statement of Operations. The change in fair value of investments includes the gain on investments and valuation adjustment pending registration of PTC Shares. Additional information related to our investments is included in Note 8.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes
Selected income tax data (in millions):

	2018	2017	2016
Components of income before income taxes:
United States	$721.6	$547.2	$512.1
Non-United States	609.2	490.2	431.0
Total	$1,330.8	$1,037.4	$943.1

Components of the income tax provision:
Current:
United States	$475.3	$67.3	$175.9
Non-United States	131.4	109.9	91.7
State and local	18.1	0.7	16.3
Total current	624.8	177.9	283.9
Deferred:
United States	118.6	44.6	(53.7)
Non-United States	48.0	(14.1)	(8.8)
State and local	3.9	3.3	(8.0)
Total deferred	170.5	33.8	(70.5)
Income tax provision	$795.3	$211.7	$213.4

Total income taxes paid	$222.9	$211.9	$299.8
Provisional Amounts
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly changes U.S. tax law by, among other things, lowering the statutory corporate income tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on accumulated earnings of foreign subsidiaries that were previously deferred from U.S. tax ("transition tax"). As a fiscal year taxpayer, certain provisions of the Tax Act impact us in fiscal year 2018, including the change in the federal statutory rate and the one-time transition tax, while other provisions will be effective in fiscal year 2019, including the tax on global intangible low-tax income ("GILTI") of foreign subsidiaries, the deduction for foreign derived intangible income ("FDII"), and the elimination of the domestic manufacturing deduction.
Our base rate reflects a change in the U.S. federal statutory rate from 35 percent to 21 percent resulting from the enactment of the Tax Act. The rate change was effective for us at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory rate for our fiscal year 2018 is 24.53 percent.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on how a company may recognize provisional estimates related to the effects of the Tax Act. The final impact of the Tax Act may differ from provisional estimates as a result of additional analysis of provisions of the Tax Act, and interpretation of any additional guidance issued by standard-setting and regulatory bodies such as the U.S. Treasury Department and FASB. The Company will complete its accounting related to the Tax Act within the one-year measurement period allowed under SAB 118.
As a result of the Tax Act, we revalued our U.S. deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future, which is either 24.53 percent for reversals in 2018 or 21 percent for reversals in 2019 and subsequent years. We have recorded a provisional amount of $104.4 million in the year ended September 30, 2018.
The Tax Act requires the transition tax to be computed based on our total post-1986 earnings and profits (“E&P”) at December 31, 2017, that were previously deferred from U.S. income tax. As a result, we are required to make reasonable estimates given our September 30 fiscal year. We have recorded a provisional expense of $395.8 million for the transition tax liability for all of our foreign subsidiaries in 2018. The transition tax is applied to the balance of post-1986 E&P at rates of 15.5 percent of cash assets (as defined in the Tax Act) and 8 percent for non-cash assets measured at the higher of the balance at September 30, 2018, or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

average of the ending balances at September 30, 2016 and September 30, 2017. Our estimates will change as a result of adjustments impacting E&P, and distributions and other transactions impacting cash. Under the Tax Act, the Company will elect to pay the transition tax interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight. We have recorded income taxes payable of $389.4 million in the Consolidated Balance Sheet, of which $31.1 million is recorded within other current liabilities and $358.3 million is recorded within other liabilities because that portion is payable greater than twelve months after September 30, 2018.
The Tax Act includes a provision to tax GILTI of foreign subsidiaries. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat it as a tax cost in the year incurred. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of U.S. GAAP. The GILTI provisions will be effective for us beginning October 1, 2018.
The Company has historically accounted for the earnings of its foreign subsidiaries as being indefinitely reinvested under ASC 740-30. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company will begin to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries. For non-U.S. subsidiaries that are accounted for as being immediately subject to tax, we have recorded deferred tax liabilities of $34.8 million related to foreign withholding taxes on future distributions of historic earnings and deferred tax assets of $9.9 million related to U.S. foreign tax credits attributable to the foreign withholding taxes. The company continues to treat as permanently invested the earnings of a limited number of its subsidiaries due mainly to local country repatriation restrictions. We have not provided for deferred taxes on the undistributed earnings of these subsidiaries as they are not material.
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2018	2017	2016
Statutory tax rate	24.5%	35.0%	35.0%
State and local income taxes	1.0	0.7	0.6
Non-United States taxes	(4.4)	(9.3)	(8.6)
Tax effect of foreign dividends	4.2	0.5	0.1
Impact of the Tax Act	36.6	—	—
Foreign currency transaction loss	—	(1.9)	(0.8)
Share-based compensation	(1.3)	(2.8)	—
Research and development tax credit	(1.3)	(0.6)	(2.0)
Other	0.5	(1.2)	(1.7)
Effective income tax rate	59.8%	20.4%	22.6%
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program which generates the primary benefit will expire in 2022. The tax benefit attributable to these programs was $52.3 million ($0.41 per diluted share) in 2018, $43.4 million ($0.33 per diluted share) in 2017 and $33.9 million ($0.26 per diluted share) in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) were (in millions):

	2018	2017
Deferred income tax assets:
Compensation and benefits	$6.5	$18.8
Inventory	11.5	20.2
Returns, rebates and incentives	34.0	45.9
Retirement benefits	141.5	305.5
Environmental remediation and other site-related costs	20.7	33.4
Share-based compensation	19.6	32.4
Other accruals and reserves	49.7	71.3
Net operating loss carryforwards	19.6	20.4
Tax credit carryforwards	17.9	15.3
Capital loss carryforwards	10.0	10.3
Other	4.6	11.1
Subtotal	335.6	584.6
Valuation allowance	(27.0)	(18.6)
Net deferred income tax assets	308.6	566.0
Deferred income tax liabilities:
Property	(54.7)	(74.0)
Intangible assets	(25.3)	(45.9)
Investments	(21.7)	—
Unremitted earnings of foreign subsidiaries	(22.7)	—
Other	(4.6)	(2.5)
Deferred income tax liabilities	(129.0)	(122.4)
Total net deferred income tax assets	$179.6	$443.6
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2018 were (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$7.0	$7.0	2019	-	2024
Non-United States net operating loss carryforward	3.3	3.3	Indefinite
Non-United States capital loss carryforward	10.0	10.0	Indefinite
United States net operating loss carryforward	0.6	—	2019	-	2033
United States tax credit carryforward	0.8	—	2019	-	2037
State and local net operating loss carryforward	8.7	1.4	2019	-	2037
State tax credit carryforward	17.1	0.7	2019	-	2033
Subtotal	47.5	22.4
Other deferred tax assets	4.6	4.6	Indefinite
Total	$52.1	$27.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2018	2017	2016
Gross unrecognized tax benefits balance at beginning of year	$31.1	$32.4	$43.9
Additions based on tax positions related to the current year	—	1.9	2.3
Additions based on tax positions related to prior years	3.0	10.8	14.9
Reductions based on tax positions related to prior years	(1.1)	(0.1)	—
Reductions related to settlements with taxing authorities	(11.3)	(7.7)	(27.1)
Reductions related to lapses of statute of limitations	(1.6)	(6.3)	(1.6)
Effect of foreign currency translation	—	0.1	—
Gross unrecognized tax benefits balance at end of year	$20.1	$31.1	$32.4
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $20.1 million, $31.1 million and $32.4 million at September 30, 2018, 2017 and 2016, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $2.5 million and $4.0 million at September 30, 2018 and 2017, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $1.5 million, $1.2 million and $(0.1) million in 2018, 2017 and 2016, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $6.0 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $5.5 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2009.
15. Commitments and Contingent Liabilities
Obligations and expected recoveries related to environmental remediation costs, conditional asset retirement obligations and other recorded indemnification matters are as follows:

	2018	2017
Environmental remediation costs	$61.6	$67.6
Conditional asset retirement obligations	21.9	21.2
Indemnification liabilities	9.5	12.0
Total recorded liabilities	93.0	100.8
Recorded probable expected recoveries	(14.1)	(17.8)
Net recorded liabilities	$78.9	$83.0
As of September 30, 2018, we have estimated the total reasonably possible costs we could incur from these environmental remediation and indemnification liabilities to be $108.0 million ($90.5 million, net of related receivables).
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
Environmental remediation cost liabilities and related expected recoveries are as follows (in millions):

2018
Other current liabilities	$7.8
Other liabilities	53.8
Total recorded environmental remediation costs(1)	61.6
Receivables	(1.4)
Other assets	(8.0)
Total recorded probable expected recoveries	(9.4)
Net environmental remediation costs	$52.2
(1) Includes $45.7 million related to discounted ongoing operating and maintenance expenditures.
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
Conditional asset retirement obligations and related expected recoveries are as follows (in millions):

	2018	2017
Other current liabilities	$0.6	$0.7
Other liabilities	21.3	20.5
Total recorded conditional asset retirement obligations	21.9	21.2
Receivables	—	(0.1)
Other assets	(0.3)	(0.2)
Total recorded probable expected recoveries	(0.3)	(0.3)
Net conditional asset retirement obligations	$21.6	$20.9
There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2018 and 2017, respectively.
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
We also have rights to historic insurance policies that provide indemnity and defense costs, over and above self-insured retentions, for claims arising out of certain asbestos liabilities relating to the divested measurement and flow control business. Following litigation against several insurers to pursue coverage for these claims, we entered into separate agreements with the insurers that resulted in both lump sum payments and coverage-in-place agreements. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these asbestos claims throughout the remaining life of asbestos liability.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingent Liabilities (Continued)

Indemnification liabilities and related expected recoveries are as follows (in millions):

	2018	2017
Other current liabilities	$1.6	$2.5
Other liabilities	7.9	9.5
Total recorded indemnification liabilities	9.5	12.0
Receivables	(0.8)	(1.6)
Other assets	(3.6)	(4.6)
Total recorded probable expected recoveries	(4.4)	(6.2)
Net indemnification liabilities	$5.1	$5.8
Included in the above are certain environmental indemnification liabilities that are substantially indemnified by ExxonMobil Corporation for which we have recorded a liability of $4.7 million and $6.6 million, and a related receivable of $4.5 million and $6.2 million, as of September 30, 2018 and 2017, respectively.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of September 30, 2018, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
Lease Commitments
Rental expense was $120.3 million in 2018, $115.1 million in 2017 and $115.5 million in 2016. As of September 30, 2018, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are payable as follows (in millions):

2019	$78.1
2020	68.9
2021	54.6
2022	40.9
2023	30.2
Beyond 2023	68.4
Total	$341.1
Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year were not significant as of September 30, 2018. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segment Information
Rockwell Automation, a leader in industrial automation and information, makes its customers more productive and the world more sustainable. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon this information, we organize our hardware and software products, solutions and services into two operating segments: Architecture & Software and Control Products & Solutions.
Architecture & Software
The Architecture & Software segment contains all of the hardware, software and communication components of our integrated control and information architecture which are capable of controlling the customer’s industrial processes and connecting with their business enterprise. Architecture & Software has a broad portfolio of hardware and software products including:

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

•
Value-added solutions ranging from packaged solutions such as configured drives and motor control centers to automation and information solutions where we provide design, integration and start-up services for custom-engineered hardware and software.

•
Services designed to help maximize a customer’s automation investment and provide total life-cycle support, including technical support and repair, asset management, training, predictive and preventative maintenance, and safety and network consulting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segment Information (Continued)

The following tables reflect the sales and operating results of our reportable segments (in millions):

	2018	2017	2016
Sales:
Architecture & Software	$3,098.2	$2,899.3	$2,635.2
Control Products & Solutions	3,567.8	3,412.0	3,244.3
Total	$6,666.0	$6,311.3	$5,879.5
Segment operating earnings:
Architecture & Software	$901.3	$781.5	$695.0
Control Products & Solutions	541.3	451.6	493.7
Total	1,442.6	1,233.1	1,188.7
Purchase accounting depreciation and amortization	(17.4)	(21.4)	(18.4)
General corporate-net	(75.6)	(76.3)	(79.7)
Non-operating pension costs	(24.6)	(82.6)	(76.2)
Gain on sale of business	—	60.8	—
Costs related to unsolicited Emerson proposals	(11.2)	—	—
Gain on investments	123.7	—	—
Valuation adjustment pending registration of PTC Shares	(33.7)	—	—
Interest expense	(73.0)	(76.2)	(71.3)
Income before income taxes	$1,330.8	$1,037.4	$943.1
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, interest expense, costs related to corporate offices, non-operating pension costs, certain corporate initiatives, gains and losses on investments, valuation adjustment pending registration of PTC Shares, gains and losses from the disposition of businesses and purchase accounting depreciation and amortization. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.
The following tables summarize the identifiable assets at September 30, 2018, 2017 and 2016 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate (in millions):

	2018	2017	2016
Identifiable assets:
Architecture & Software	$1,788.9	$2,482.8	$2,054.3
Control Products & Solutions	2,094.9	2,078.2	2,034.6
Corporate	2,378.2	2,600.7	3,012.3
Total	$6,262.0	$7,161.7	$7,101.2
Depreciation and amortization:
Architecture & Software	$72.5	$69.3	$75.0
Control Products & Solutions	72.4	75.0	77.3
Corporate	2.3	3.2	1.5
Total	147.2	147.5	153.8
Purchase accounting depreciation and amortization	17.4	21.4	18.4
Total	$164.6	$168.9	$172.2
Capital expenditures for property:
Architecture & Software	$29.4	$30.0	$24.7
Control Products & Solutions	38.5	42.1	41.5
Corporate	57.6	69.6	50.7
Total	$125.5	$141.7	$116.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Business Segment Information (Continued)

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $234.4 million, $259.3 million and $264.8 million at September 30, 2018, 2017 and 2016, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $57.6 million, $69.6 million and $50.7 million in 2018, 2017 and 2016, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2018	2017	2016	2018	2017	2016
United States	$3,602.6	$3,458.4	$3,213.4	$437.6	$443.4	$445.4
Canada	361.5	343.4	316.4	12.6	8.8	7.3
Europe, Middle East and Africa	1,286.8	1,193.7	1,147.2	53.3	52.5	49.9
Asia Pacific	933.3	866.4	764.4	42.9	40.0	37.4
Latin America	481.8	449.4	438.1	30.4	39.2	38.3
Total	$6,666.0	$6,311.3	$5,879.5	$576.8	$583.9	$578.3
We attribute sales to the geographic regions based on the country of destination.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2018, 2017 and 2016, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Quarterly Financial Information (Unaudited)

	2018 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2018
Sales	$1,586.6	$1,651.2	$1,698.7	$1,729.5	$6,666.0
Gross profit	697.1	700.8	741.7	732.6	2,872.2
Income before income taxes	297.8	299.6	251.7	481.7	1,330.8
Net (loss) income	(236.4)	227.4	198.6	345.9	535.5
(Loss) Earnings per share:
Basic	(1.84)	1.79	1.60	2.84	4.27
Diluted	(1.84)	1.77	1.58	2.80	4.21

	2017 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2017
Sales	$1,490.3	$1,554.3	$1,599.2	$1,667.5	$6,311.3
Gross profit	642.3	656.5	677.7	647.7	2,624.2
Income before income taxes	257.6	230.3	276.0	273.5	1,037.4
Net income	214.7	189.5	216.9	204.6	825.7
Earnings per share:
Basic	1.67	1.47	1.69	1.59	6.42
Diluted	1.65	1.45	1.67	1.57	6.35
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
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2018, and the related notes and schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 9, 2018
We have served as the Company's auditor since 1967.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2018, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.
The effectiveness of our internal control over financial reporting, as of September 30, 2018, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f)) under the Exchange Act during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company adopted the new revenue recognition standard on October 1, 2018. The adoption of this guidance required additional functionality within our enterprise-wide information technology system in addition to new accounting processes, policies and procedures. The Company also implemented new internal controls for revenue recognition, including the adjustments to retained earnings required under the modified retrospective method of adoption and the related disclosures required under the new guidance.

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
We have adopted a code of ethics that applies to our executive officers, including the principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Conduct is posted on our Internet site at https://www.rockwellautomation.com under the “Investors” link. In the event that we amend or grant any waiver from a provision of the code of ethics that applies to the principal executive officer, principal financial officer or principal accounting officer and that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site.
Item 11.     Executive Compensation
The information required by this Item is incorporated by reference to the sections entitled Executive Compensation, Election of Directors, and Compensation Committee Report in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item is incorporated by reference to the section entitled Stock Ownership Information in the Proxy Statement.
The following table provides information, as of September 30, 2018, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	4,240,621	(1)	$127.50	(2)	4,761,910	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	4,240,621		$127.50		4,761,910

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted units.

(3)	Represents 4,540,354 and 221,556 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the section entitled Election of Directors in the Proxy Statement.
Item 14.     Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the section entitled Audit Matters in the Proxy Statement.

PART IV
Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2018, 2017 and 2016

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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

4-a-5	Form of certificate for the Company’s 2.050% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-6	Form of certificate for the Company’s 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
*10-a-1	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
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

*10-a-7
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2018, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, is hereby incorporated by reference.

*10-b-1
Copy of the Company’s 2008 Long-Term Incentives Plan, as amended and restated through June 4, 2010, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated June 10, 2010, is hereby incorporated by reference.

*10-b-2
Form of Stock Option Agreement under the Company’s 2008 Long-Term Incentives Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, is hereby incorporated by reference.

*10-b-3
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

*10-b-6
Copy of the Company's 2012 Long-Term Incentives Plan, as amended and restated through February 2, 2016, filed as Exhibit 4-c to the Company's Registration Statement on Form S-8 (No. 333-209706), is hereby incorporated by reference.

*10-b-7
Form of Stock Option Agreement under the Company's 2012 Long-Term Incentives Plan for options granted to executive officers of the Company after December 5, 2012, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

*10-b-8
Form of Restricted Stock Agreement under the Company's 2012 Long-Term Incentives Plan for shares of restricted stock awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

*10-b-9
Form of Performance Share Agreement under the Company's 2012 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

*10-c-1
Copy of the Company’s Deferred Compensation Plan, as amended and restated September 6, 2006, filed as Exhibit 10-f to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, is hereby incorporated by reference.

*10-c-2
Memorandum of Proposed Amendment and Restatement of the Company’s Deferred Compensation Plan approved and adopted by the Board of Directors of the Company on November 7, 2007, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, is hereby incorporated by reference.

*10-d-1
Copy of the Company’s Annual Incentive Compensation Plan for Senior Executive Officers, as amended December 3, 2003, filed as Exhibit 10-i-1 to the Company’s Annual Report for the year ended September 30, 2004, is hereby incorporated by reference.

*10-d-2	Copy of the Company’s Incentive Compensation Plan, filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated September 7, 2005, is hereby incorporated by reference.
*10-e-1
Change of Control Agreement dated as of September 30, 2016 between the Company and Blake D. Moret, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 4, 2016, is hereby incorporated by reference.

*10-e-2
Form of Change of Control Agreement between the Company and each of Patrick P. Goris, Theodore D. Crandall, Frank C. Kulaszewicz, John P. McDermott and Sujeet Chand and certain other corporate officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 4, 2016, is hereby incorporated by reference.

*10-e-3
Letter Agreement dated September 3, 2009 between the Company and Keith D. Nosbusch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-e-4
Letter Agreement dated September 3, 2009 between Registrant and Theodore D. Crandall, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-e-5
Letter Agreement dated July 1, 2016 between Registrant and Blake D. Moret, filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.

*10-e-6
Letter Agreement dated February 7, 2017 between Registrant and Patrick P. Goris, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is hereby incorporated by reference.

10-f-1
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

10-f-2
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

10-f-3
Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-g-l
Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-g-2
Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-g-3
Tax Allocation Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-h-1
Distribution Agreement dated as of December 31, 1998 by and between the Company and Conexant Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 12, 1999, is hereby incorporated by reference.

10-h-2
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

10-i-1
Distribution Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-i-2
Employee Matters Agreement dated as of June 29, 2001 by and among the Company, Rockwell Collins, Inc. and Rockwell Scientific Company LLC, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-i-3
Tax Allocation Agreement dated as of June 29, 2001 by and between the Company and Rockwell Collins, Inc., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K dated July 11, 2001, is hereby incorporated by reference.

10-j-1
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

10-j-2
First Amendment to Five-Year Credit Agreement dated as of December 12, 2016 among the Company, the Banks signatory thereto and JPMorgan Chase Bank, as Administrative Agent, filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, is hereby incorporated by reference.

10-k
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

10-l-1
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

10-l-2
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

10-m-1
Securities Purchase Agreement, dated June 11, 2018, between the Company and PTC Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 11, 2018, is hereby incorporated by reference.

10-m-2
Registration Rights Agreement dated July 19, 2018, between the Company and PTC Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated as July 20, 2018, is hereby incorporated by reference.

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

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ PATRICK P. GORIS
Patrick P. Goris
Senior Vice President and
Chief Financial Officer
Dated: November 9, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of November 2018 by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2018, 2017 and 2016

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
Description
*Year ended September 30, 2018
Allowance for doubtful accounts (a)	$24.9	$0.1	$—	$7.9	$17.1
Valuation allowance for deferred tax assets	18.6	8.9	—	0.5	27.0
*Year ended September 30, 2017
Allowance for doubtful accounts (a)	$24.5	$5.0	$—	$4.6	$24.9
Valuation allowance for deferred tax assets	17.3	1.5	0.4	0.6	18.6
*Year ended September 30, 2016
Allowance for doubtful accounts (a)	$24.8	$10.9	$—	$11.2	$24.5
Valuation allowance for deferred tax assets	22.2	1.0	0.6	6.5	17.3

(a)	Includes allowances for current and other long-term receivables.

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