Form 10-Q
period 2018-12-31
ROCKWELL AUTOMATION INC
filed 2019-01-31
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
119,543,966 shares of registrant’s Common Stock, $1.00 par value, were outstanding on December 31, 2018.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$632.3	$618.8
Short-term investments	121.2	290.9
Receivables	1,188.7	1,190.1
Inventories	627.2	581.6
Other current assets	168.5	149.3
Total current assets	2,737.9	2,830.7
Property, net of accumulated depreciation of $1,545.1 and $1,561.4, respectively	559.7	576.8
Goodwill	1,064.1	1,075.5
Other intangible assets, net	208.2	215.2
Deferred income taxes	196.4	179.6
Long-term investments	1,060.0	1,288.0
Other assets	109.1	96.2
Total	$5,935.4	$6,262.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$631.3	$551.0
Accounts payable	648.2	713.4
Compensation and benefits	201.5	289.4
Contract liabilities	293.0	249.9
Customer returns, rebates and incentives	196.2	206.6
Other current liabilities	295.3	226.6
Total current liabilities	2,265.5	2,236.9
Long-term debt	1,235.4	1,225.2
Retirement benefits	593.1	605.1
Other liabilities	567.1	577.3
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,674.4	1,681.4
Retained earnings	6,167.6	6,198.1
Accumulated other comprehensive loss	(976.9)	(941.9)
Common stock in treasury, at cost (shares held: 61.8 and 60.3, respectively)	(5,772.2)	(5,501.5)
Total shareowners’ equity	1,274.3	1,617.5
Total	$5,935.4	$6,262.0
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2018	2017
Sales
Products and solutions	$1,457.6	$1,412.5
Services	184.7	174.1
	1,642.3	1,586.6
Cost of sales
Products and solutions	(782.4)	(780.5)
Services	(121.2)	(105.9)
	(903.6)	(886.4)
Gross profit	738.7	700.2
Selling, general and administrative expenses	(386.7)	(386.6)
Other (expense) income (Note 9)	(210.5)	4.2
Interest expense	(20.7)	(20.0)
Income before income taxes	120.8	297.8
Income tax provision (Note 13)	(40.5)	(534.2)
Net income (loss)	$80.3	$(236.4)
Earnings (loss) per share:
Basic	$0.67	$(1.84)
Diluted	$0.66	$(1.84)
Weighted average outstanding shares:
Basic	120.3	128.2
Diluted	121.5	128.2
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$80.3	$(236.4)
Other comprehensive (loss) income, net of tax:
Pension and other postretirement benefit plan adjustments (net of tax expense of $4.3 and $7.4)	13.8	20.2
Currency translation adjustments	(28.5)	(16.1)
Net change in unrealized gains and losses on cash flow hedges (net of tax benefit of $6.5 and $0.3)	(20.8)	0.5
Net change in unrealized gains and losses on available-for-sale investments (net of tax benefit of $0.1 and $0.3)	0.5	(1.1)
Other comprehensive (loss) income	(35.0)	3.5
Comprehensive income (loss)	$45.3	$(232.9)
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2018	2017
Operating activities:
Net income (loss)	$80.3	$(236.4)
Adjustments to arrive at cash provided by operating activities:
Depreciation	29.3	32.5
Amortization of intangible assets	6.6	7.1
Change in fair value of investments	212.7	—
Share-based compensation expense	11.0	8.6
Retirement benefit expense	17.2	28.3
Pension contributions	(6.1)	(11.6)
Net loss on disposition of property	1.3	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(6.1)	(18.4)
Inventories	(52.4)	(19.2)
Accounts payable	(31.2)	(36.8)
Contract liabilities	26.9	27.9
Compensation and benefits	(85.4)	(77.0)
Income taxes	12.2	508.0
Other assets and liabilities	(4.3)	(0.3)
Cash provided by operating activities	212.0	212.7
Investing activities:
Capital expenditures	(42.0)	(34.1)
Acquisition of businesses, net of cash acquired	—	(9.9)
Purchases of investments	(2.8)	(275.2)
Proceeds from maturities of investments	185.6	234.5
Proceeds from sale of investments	—	51.5
Proceeds from sale of property	0.1	0.2
Cash provided by (used for) investing activities	140.9	(33.0)
Financing activities:
Net issuance of short-term debt	80.3	489.6
Repayment of long-term debt	—	(250.0)
Cash dividends	(116.9)	(107.3)
Purchases of treasury stock	(295.1)	(190.8)
Proceeds from the exercise of stock options	4.0	30.1
Other financing activities	—	1.8
Cash used for financing activities	(327.7)	(26.6)
Effect of exchange rate changes on cash	(11.7)	(17.0)
Increase in cash and cash equivalents	13.5	136.1
Cash and cash equivalents at beginning of period	618.8	1,410.9
Cash and cash equivalents at end of period	$632.3	$1,547.0
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2018	2017

Common stock (no shares issued during years)	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,681.4	1,638.0
Share-based compensation expense	10.3	7.8
Shares delivered under incentive plans	(17.3)	(2.9)
Ending balance	1,674.4	1,642.9
Retained earnings
Beginning balance	6,198.1	6,103.4
Adoption of accounting standard	6.1	—
Net income (loss)	80.3	(236.4)
Cash dividends (2018, $0.97 per share; 2017, $0.835 per share)	(116.9)	(107.3)
Ending balance	6,167.6	5,759.7
Accumulated other comprehensive loss
Beginning balance	(941.9)	(1,179.2)
Other comprehensive income (loss)	(35.0)	3.5
Ending balance	(976.9)	(1,175.7)
Common stock in treasury, at cost
Beginning balance	(5,501.5)	(4,080.0)
Purchases	(292.8)	(208.6)
Shares delivered under incentive plans	22.1	36.5
Ending balance	(5,772.2)	(4,252.1)
Total shareowners’ equity	$1,274.3	$2,156.2
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three-month period ended December 31, 2018, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $18.6 million at December 31, 2018, and $17.1 million at September 30, 2018. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $13.1 million at December 31, 2018, and $8.7 million at September 30, 2018.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Net income (loss)	$80.3	$(236.4)
Less: Allocation to participating securities	(0.1)	0.2
Net income available to common shareowners	$80.2	$(236.2)
Basic weighted average outstanding shares	120.3	128.2
Effect of dilutive securities
Stock options	1.0	—
Performance shares	0.2	—
Diluted weighted average outstanding shares	121.5	128.2
Earnings (loss) per share:
Basic	$0.67	$(1.84)
Diluted	$0.66	$(1.84)

For the three months ended December 31, 2018, 1.8 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2017, 2.8 million potential common shares related to share-based compensation awards were excluded from the diluted EPS calculation because we recorded a net loss. Of these shares, 1.9 million would have been included in the calculation had we recorded net income in the first quarter of fiscal 2018.
Non-Cash Investing and Financing Activities
Capital expenditures of $17.1 million and $13.0 million were accrued within accounts payable and other current liabilities at December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, there were $16.0 million and $17.8 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, referred to as Accounting Standards Codification (ASC) 606, on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also requires additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We adopted the new revenue standard using the modified retrospective transition method, which resulted in an adjustment to the opening balance of retained earnings as of October 1, 2018, our adoption date. The prior period information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 2 in the Consolidated Financial Statements for additional accounting policy and transition disclosures.
In March 2017, the FASB issued a new standard regarding the presentation of net periodic pension and postretirement benefit costs. This standard requires the service cost component to be reported in the income statement in the same line item as other compensation costs arising from services rendered by the related employees during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component in either a separate line item or within another appropriate line item with disclosure of where those costs are recorded. This standard also requires that only the service cost component is eligible for capitalization, when applicable. We adopted the new standard as of October 1, 2018 and applied the standard retrospectively. As a result of applying the pension standard retrospectively, the following adjustments were made to the Consolidated Statement of Operations (in millions):

	Three Months Ended December 31, 2017
	As Reported	Impact of adoption	As Restated
Cost of sales
Products and solutions	$(783.2)	$2.7	$(780.5)
Services	(106.3)	0.4	(105.9)
	(889.5)	3.1	(886.4)
Gross profit	697.1	3.1	700.2
Selling, general and administrative expenses	(389.3)	2.7	(386.6)
Other income (expense)	10.0	(5.8)	4.2

During the three months ended December 31, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure. These changes did not impact the Consolidated Statement of Operations. See Note 14 in the Consolidated Financial Statements for additional information about the restatements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. We intend to adopt this standard in the first fiscal quarter of 2020 and apply the new standard at the adoption date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings.
We have established a project plan and a cross-functional implementation team to adopt and apply the new standard. We are in the process of identifying and implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Revenue Recognition
Adoption
On October 1, 2018, we adopted the new standard on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new standard, while prior period amounts have not been adjusted and continue to be reported in accordance with the previous standard.
As a result of applying the modified retrospective method, the following adjustments were made to the Consolidated Balance Sheet as of October 1, 2018 (in millions):

	September 30, 2018	Impact of Adoption	October 1, 2018
ASSETS
Current assets:
Receivables	$1,190.1	$4.5	$1,194.6
Other current assets	149.3	17.7	167.0
Deferred income taxes	179.6	1.2	180.8
Other assets	96.2	11.4	107.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Contract liabilities	$249.9	$18.7	$268.6
Customer returns, rebates and incentives	206.6	4.4	211.0
Other current liabilities	226.6	5.6	232.2
Shareowners’ equity:
Retained earnings	6,198.1	6.1	6,204.2

We recorded a net increase to opening retained earnings of $6.1 million as of October 1, 2018, which reflects the cumulative impact of adopting the new standard. The primary drivers of the impact to retained earnings were changes to the capitalization and deferral of certain contract costs and the timing of revenue, net of costs, for software licenses bundled with services and projects previously accounted for on a completed contract basis. This impact was partially offset by a deferral of revenue, net of costs, related to the allocation of revenue to hardware and software products and services provided to our customers free of charge as incentives.
Nature of Products and Services
Substantially all of our revenue is from contracts with customers. We recognize revenue as promised products are transferred to, or services are performed for, customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products and services. Our offerings consist of industrial automation and information products, solutions and services. Our products include hardware and software. Our solutions include engineered-to-order and custom-engineered systems. Our services include customer technical support and repair, asset management and optimization consulting, and training. Also included in our services is a portion of revenue related to spare parts that are managed within our services offering.
Our operations are comprised of the Architecture & Software segment and the Control Products & Solutions segment. See Note 16 in the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for more information.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force, and to a lesser extent, through independent distributors.
Performance Obligations
We use executed sales agreements and purchase orders to determine the existence of a customer contract.
For each customer contract, we determine if the products and services promised to the customer are distinct performance obligations. A product or service is distinct if both of the following criteria are met at contract inception: (i) the customer can benefit from the product or service on its own or together with other readily available resources, and (ii) our promise to transfer the product or perform the service is separately identifiable from other promises in the contract. The fact that we regularly sell a product or service separately is an indicator that the customer can benefit from a product or service on its own or with other readily available resources.
The objective when assessing whether our promises to transfer products or perform services are distinct within the context of the contract is to determine whether the nature of the promise is to transfer each of those products or perform those services individually, or whether the promise is to transfer a combined item or items to which the promised products or services are inputs. If a promised product or service is not distinct, we combine that product or service with other promised products or services until it comprises a bundle of products or services that is distinct, which may result in accounting for all the products or services in a contract as a single performance obligation.
For each performance obligation in a contract, we determine whether the performance obligation is satisfied over time. A performance obligation is satisfied over time if it meets any of the following criteria: (i) the customer simultaneously receives and consumes the benefits provided by our performance as we perform, (ii) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) our performance does not create an asset for which we have an alternative use and we have an enforceable right to payment for performance completed to date. If one or more of these criteria are met, then we recognize revenue over time using a method that depicts performance. If none of the criteria are met, then control transfers to the customer at a point in time and we recognize revenue at that point in time.
Our products represent standard, catalog products for which we have an alternative use, and therefore we recognize revenue at a point in time when control of the product transfers to the customer. For the majority of our products, control transfers upon shipment, though for some contracts control may transfer upon delivery. Our product revenue also includes revenue from software licenses. When these licenses are determined to be distinct performance obligations, we recognize the related revenue at a point in time when the customer is provided the right to use the license. Product-type contracts are generally one year or less in length.
We offer a wide variety of solutions and services to our customers, for which we recognize revenue over time or at a point in time based on the contract as well as the type of solution or service. If one or more of the three criteria above for over-time revenue recognition are met, we recognize revenue over time as cost is incurred, as work is performed, or based on time elapsed, depending on the type of customer contract. If none of these criteria are met, we recognize revenue at a point in time when control of the asset being created or enhanced transfers to the customer, typically upon delivery. More than half of our solutions and services revenue is from contracts that are one year or less in length. For certain solutions and services offerings, when we have the right to invoice our customers in an amount that corresponds to our performance completed to date, we apply the practical expedient to measure progress and recognize revenue based on the amount for which we have the right to invoice the customer.
When assessing whether we have an alternative use for an asset, we consider both contractual and practical limitations. These include: (i) the level and cost of customization of the asset that is required to meet a customer's needs, (ii) the activities, cost, and profit margin after any rework that would be required before the asset could be directed for another use, and (iii) the portion of the asset that could not be reworked for an alternative use.
At times we provide products and services free of charge to our customers as incentives when the customers purchase other products or services. These represent distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price.
Most of our global warranties are assurance in nature and do not represent distinct performance obligations. See Note 8 in the Consolidated Financial Statements for additional information and disclosures. We occasionally offer extended warranties to our customers that are considered a distinct performance obligation, to which we allocate revenue which is recognized over the extended warranty period.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

We account for shipping and handling activities performed after control of a product has been transferred to the customer as a fulfillment cost. As such, we have applied the practical expedient and we accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.
Unfulfilled Performance Obligations
As of December 31, 2018, we expect to recognize approximately $470 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $330 million of our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2018.
Transaction Price
The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring products to, or performing services for a customer. We estimate the transaction price at contract inception, and update the estimate each reporting period for any changes in circumstances. In some cases a contract may involve variable consideration, including rebates, credits, allowances for returns or other similar items that generally decrease the transaction price. We use historical experience to estimate variable consideration, including any constraint.
The transaction price (including any discounts and variable consideration) is allocated between separate products and services based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which we separately sell each good or service. For items that are not sold separately, we estimate the standalone selling price using available information such as market reference points and other observable data.
We have elected the practical expedient to exclude sales taxes and other similar taxes from the measurement of the transaction price.
Significant Payment Terms
Our standard payment terms vary globally but do not result in a significant delay between the timing of invoice and payment. We occasionally negotiate other payment terms during the contracting process. We do not typically include significant financing components in our contracts with customers. We have elected the practical expedient to not adjust the transaction price for the period between transfer of products or performance of services and customer payment if expected to be one year or less.
For most of our products, we invoice at the time of shipment and we do not typically have significant contract balances.  For our solutions and services as well as some of our products, timing may differ between revenue recognition and billing. Depending on the terms agreed to with the customer, we may invoice in advance of performance or we may invoice after performance.  When revenue recognition exceeds billing we recognize a receivable, and when billing exceeds revenue recognition we recognize a contract liability.
Disaggregation of Revenue
The following series of tables present our revenue disaggregation by geographic region and types of products or services, and also present these disaggregation categories for our two operating segments. We attribute sales to the geographic regions based on the country of destination.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Three Months Ended December 31, 2018
	Architecture & Software	Control Products & Solutions	Total
North America	442.8	556.0	998.8
Europe, Middle East and Africa (EMEA)	155.5	138.9	294.4
Asia Pacific	101.3	113.1	214.4
Latin America	53.5	81.2	134.7
Total Company Sales	$753.1	$889.2	$1,642.3
The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Three Months Ended December 31, 2018
	Architecture & Software	Control Products & Solutions	Total
Products	$753.1	$372.9	$1,126.0
Solutions & Services	—	516.3	516.3
Total Company Sales	$753.1	$889.2	$1,642.3

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of December 31, 2018.

Below is a summary of our contract liabilities balance:

December 31,
2018
Balance as of beginning of fiscal year	$268.6
Balance as of end of period	293.0

The most significant changes in our contract liabilities balance during the three months ended December 31, 2018 were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the three months ended December 31, 2018, we recognized revenue of approximately $115 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the three months ended December 31, 2018 from performance obligations satisfied or partially satisfied in previous periods.

Costs to Obtain and Fulfill a Contract

We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less. Our capitalized contract costs, which are included in other assets in our Consolidated Balance Sheet, are not significant. There was no impairment loss in relation to capitalized costs in the period.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

Dual Reporting
In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Balance Sheet was as follows (in millions):

	December 31, 2018
	As reported	Impact of Adoption	Balances without adoption of ASC 606
ASSETS
Current assets:
Receivables	$1,188.7	$(3.0)	$1,185.7
Other current assets	168.5	(16.4)	152.1
Deferred income taxes	196.4	(1.2)	195.2
Other assets	109.1	(10.9)	98.2
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Contract liabilities	$293.0	$(20.4)	$272.6
Customer returns, rebates and incentives	196.2	(3.0)	193.2
Other current liabilities	295.3	(4.5)	290.8
Shareowners’ equity:
Retained earnings	6,167.6	(3.8)	6,163.8
Accumulated other comprehensive loss	(976.9)	0.2	(976.7)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Operations was as follows (in millions):

	Three Months Ended December 31, 2018
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Sales
Products and solutions	$1,457.6	$4.6	$1,462.2
Services	184.7	(9.2)	175.5
Cost of sales
Products and solutions	(782.4)	(1.1)	(783.5)
Services	(121.2)	8.8	(112.4)
Income tax provision	(40.5)	(0.8)	(41.3)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Comprehensive Income was as follows (in millions):

	Three Months Ended December 31, 2018
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Net income	$80.3	$2.3	$82.6
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(28.5)	0.2	(28.3)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Cash Flows was as follows (in millions):

	Three Months Ended December 31, 2018
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Operating activities:
Net income	$80.3	$2.3	$82.6
Receivables	(6.1)	(1.3)	(7.4)
Contract liabilities	26.9	(1.1)	25.8
Income taxes	12.2	0.6	12.8
Other assets and liabilities	(4.3)	(0.5)	(4.8)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Shareowners' Equity was as follows (in millions):

	Three Months Ended December 31, 2018
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Retained earnings
Beginning balance	$6,204.2	$(6.1)	$6,198.1
Net income (loss)	80.3	2.3	82.6
Accumulated other comprehensive loss
Other comprehensive (loss) income	(35.0)	0.2	(34.8)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Share-Based Compensation
We recognized $11.0 million and $8.6 million of pre-tax share-based compensation expense during the three months ended December 31, 2018 and 2017 respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2018		2017
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	919	$32.51	837	$35.54
Performance shares	57	155.04	40	219.04
Restricted stock and restricted stock units	39	172.14	31	192.70
Unrestricted stock	4	188.01	5	180.70

4. Inventories
Inventories consist of (in millions):

	December 31, 2018	September 30, 2018
Finished goods	$246.8	$224.3
Work in process	194.4	180.0
Raw materials	186.0	177.3
Inventories	$627.2	$581.6

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2018, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2018	$422.3	$653.2	$1,075.5
Translation	(2.7)	(8.7)	(11.4)
Balance as of December 31, 2018	$419.6	$644.5	$1,064.1

Other intangible assets consist of (in millions):

	December 31, 2018
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.9	$120.8	$70.1
Customer relationships	111.2	66.2	45.0
Technology	106.1	64.8	41.3
Trademarks	31.2	24.2	7.0
Other	10.9	9.8	1.1
Total amortized intangible assets	450.3	285.8	164.5
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$494.0	$285.8	$208.2

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Goodwill and Other Intangible Assets (continued)

	September 30, 2018
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.9	$118.1	$72.8
Customer relationships	112.9	66.2	46.7
Technology	106.8	64.0	42.8
Trademarks	32.0	24.0	8.0
Other	11.2	10.0	1.2
Total amortized intangible assets	453.8	282.3	171.5
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.5	$282.3	$215.2

Estimated amortization expense is $24.5 million in 2019, $21.6 million in 2020, $20.9 million in 2021, $18.9 million in 2022 and $17.7 million in 2023.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each fiscal year.
6. Short-term Debt
Our short-term debt obligations primarily consist of commercial paper borrowings. Commercial paper borrowings outstanding were $630.0 million and $550.0 million at December 31, 2018 and September 30, 2018, respectively. The weighted average interest rate of the commercial paper outstanding was 2.61 percent and 2.27 percent at December 31, 2018 and September 30, 2018, respectively.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2018	September 30, 2018
Unrealized losses on foreign exchange contracts	$5.0	$6.2
Product warranty obligations	26.4	27.9
Taxes other than income taxes	41.9	40.9
Accrued interest	15.5	12.3
Income taxes payable	108.2	74.4
Other	98.3	64.9
Other current liabilities	$295.3	$226.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Changes in product warranty obligations are (in millions):

	Three Months Ended December 31,
	2018	2017
Balance at beginning of period	$27.9	$28.5
Accruals for warranties issued during the current period	5.6	6.4
Adjustments to pre-existing warranties	(2.4)	3.9
Settlements of warranty claims	(4.7)	(4.9)
Balance at end of period	$26.4	$33.9

9. Investments
Our investments consist of (in millions):

	December 31, 2018	September 30, 2018
Fixed income securities	$234.9	$419.0
Equity securities	877.3	1,090.0
Other	69.0	69.9
Total investments	1,181.2	1,578.9
Less short-term investments	(121.2)	(290.9)
Long-term investments	$1,060.0	$1,288.0

We record investments in fixed income and equity securities, classified as available-for-sale investments or trading investments, at fair value.
Available-for-sale Investments
We invest in certificates of deposit, time deposits, commercial paper and other fixed income securities that are classified as available-for-sale. Unrealized gains and losses on available-for-sale investments are included in our Consolidated Balance Sheet as a component of Accumulated other comprehensive loss, net of any deferred taxes. Realized gains and losses are included in net income.
Our available-for-sale investments consist of (in millions):

	December 31, 2018	September 30, 2018
Certificates of deposit and time deposits	$3.7	$169.6
Corporate debt securities	151.1	158.4
Government securities	59.0	65.8
Asset-backed securities	21.1	25.2
Total	$234.9	$419.0

Pre-tax gross unrealized gains and losses on available-for-sale investments were not material as of December 31, 2018. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the three months ended December 31, 2018. At December 31, 2018, there were no outstanding purchases of available-for-sale investments recorded in accounts payable.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Investments (continued)
We evaluated all available-for-sale investments for which the fair value was less than amortized cost for impairment on an individual security basis at December 31, 2018. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of December 31, 2018, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of December 31, 2018 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$121.2
Due in one to five years	113.7
Total	$234.9

Classification of our available-for-sale investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Consolidated Balance Sheet (in millions):

	December 31, 2018	September 30, 2018
Short-term investments	$121.2	$290.9
Long-term investments	113.7	128.1
Total	$234.9	$419.0

Trading Investments
On July 19, 2018, we purchased 10,582,010 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") in a private placement at a purchase price of $94.50 per share for an aggregate purchase price of approximately $1.0 billion (the "Purchase"). The PTC Shares are considered equity securities. For a period of approximately 3 years after the Purchase, we are subject to entity-specific transfer restrictions subject to certain exceptions. Following the first anniversary of the Purchase, the Company will be allowed to transfer, in the aggregate in any 90-day period, a number of PTC Shares equal to up to 1.0% of PTC's total outstanding shares of common stock as of the first day in such 90-day period, but no more than 2.0% of PTC's total outstanding shares of common stock in each of the second year and the third year after the Purchase.
The PTC Shares are recorded at fair value and classified as trading securities. At December 31, 2018, the fair value of the PTC Shares was $877.3 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three months ended December 31, 2018, a loss of $212.7 million related to the PTC Shares was recorded in Other income (expense) in the Consolidated Statement of Operations. During the three months ended December 31, 2018, the PTC Shares were registered by PTC under the Securities Act of 1933, as amended, and the discount for lack of marketability was reversed.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Investments (continued)
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
Equity securities — Prior to their registration, the PTC Shares were valued using the most recent closing price of PTC common stock quoted on Nasdaq, less a temporary discount for lack of marketability. The discount for lack of marketability was calculated using a put-option model which includes observable and unobservable inputs and was categorized as Level 3 in the fair value hierarchy. As a result of the registration of the PTC Shares and reversal of the discount during the three months ended December 31, 2018, these securities were transferred from Level 3 to Level 1.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. We did not have any other transfers between levels of fair value measurements during the periods presented.
Fair values of our investments were (in millions):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$3.7	$—	$3.7
Corporate debt securities	—	151.1	—	151.1
Government securities	48.9	10.1	—	59.0
Asset-backed securities	—	21.1	—	21.1
Equity securities	877.3	—	—	877.3
Total	$926.2	$186.0	$—	$1,112.2

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$169.6	$—	$169.6
Corporate debt securities	—	158.4	—	158.4
Government securities	55.7	10.1	—	65.8
Asset-backed securities	—	25.2	—	25.2
Equity securities	—	—	1,090.0	1,090.0
Total	$55.7	$363.3	$1,090.0	$1,509.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Investments (continued)
The table below sets forth a summary of changes in the fair value of our Level 3 investments (in millions):

Fair Value
Balance September 30, 2018	$1,090.0
Unrealized loss	(149.0)
Transfer to Level 1 upon registration of PTC Shares on November 28, 2018	(941.0)
Balance December 31, 2018	$—

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2018	2017
Service cost	$19.6	$22.2
Interest cost	39.6	38.8
Expected return on plan assets	(61.2)	(61.2)
Amortization:
Prior service cost	0.3	0.2
Net actuarial loss	19.5	28.3
Settlements	(0.2)	—
Net periodic benefit cost	$17.6	$28.3

	Other Postretirement Benefits
	Three Months Ended December 31,
	2018	2017
Service cost	$0.2	$0.3
Interest cost	0.6	0.6
Amortization:
Prior service credit	(1.4)	(1.3)
Net actuarial loss	0.2	0.4
Net periodic benefit credit	$(0.4)	$—

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended December 31, 2018
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(28.5)	(19.2)	0.5	(47.5)
Amounts reclassified from accumulated other comprehensive loss	14.1	—	(1.6)	—	12.5
Other comprehensive income (loss)	13.8	(28.5)	(20.8)	0.5	(35.0)
Balance as of December 31, 2018	$(644.3)	$(314.5)	$(16.4)	$(1.7)	$(976.9)

Three Months Ended December 31, 2017
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive income (loss) before reclassifications	—	(16.1)	(3.4)	(1.1)	(20.6)
Amounts reclassified from accumulated other comprehensive loss	20.2	—	3.9	—	24.1
Other comprehensive income (loss)	20.2	(16.1)	0.5	(1.1)	3.5
Balance as of December 31, 2017	$(906.8)	$(253.8)	$(13.9)	$(1.2)	$(1,175.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2018	2017
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.1)	$(1.1)	(a)
Amortization of net actuarial loss	19.7	28.7	(a)
Settlements	(0.2)	—	(a)
	18.4	27.6	Income before income taxes
	(4.3)	(7.4)	Income tax provision
	$14.1	$20.2	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$0.4	$(0.5)	Sales
Forward exchange contracts	(3.2)	5.9	Cost of sales
Forward exchange contracts	0.5	(0.2)	Selling, general and administrative expenses
	(2.3)	5.2	Income before income taxes
	0.7	(1.3)	Income tax provision
	$(1.6)	$3.9	Net income

Total reclassifications	$12.5	$24.1	Net income
(a) Reclassified from accumulated other comprehensive loss into other income (expense). These components are included in the computation of net periodic benefit cost (credit). See Note 10 in the Consolidated Financial Statements for further information.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of December 31, 2018, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
Our base rate reflects a change in the U.S. federal statutory rate from 35 percent to 21 percent resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on December 22, 2017. The statutory tax rate for our fiscal year 2019 is 21 percent.
The effective tax rate was 33.5 percent in the three months ended December 31, 2018, compared to 179.4 percent in the three months ended December 31, 2017. The effective tax rate was higher than the U.S. statutory rate of 21 percent in the three months ended December 31, 2018, primarily because of the PTC investment adjustments without a corresponding tax benefit. The effective tax rate was higher than the U.S. statutory rate of 24.53 percent in the three months ended December 31, 2017, due to provisional tax expense ($479.7 million or 161.1 percent) resulting from the Tax Act.
As of December 31, 2018, the Company has completed its analysis of the impact of the Tax Act in accordance with SEC Staff Accounting Bulletin No. 118 ("SAB 118"). During fiscal year 2018, the Company recorded provisional expense of $104.4 million related to the revaluation of U.S. deferred tax assets and liabilities, and provisional expense of $395.8 million for the one-time transition tax liability on earnings of our foreign subsidiaries that were previously deferred from U.S. income tax. There were no adjustments to provisional amounts during the three months ended December 31, 2018.
The Tax Act includes a provision to tax global intangible low-tax income ("GILTI") of foreign subsidiaries. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat as a tax cost in the year incurred. The Company has adopted an accounting policy to treat tax on GILTI as a tax cost in the year incurred.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $20.1 million at December 31, 2018 and September 30, 2018, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2.7 million and $2.5 million at December 31, 2018 and September 30, 2018, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and foreign income tax examinations for years before 2009.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2018	2017
Sales
Architecture & Software	$753.1	$735.6
Control Products & Solutions	889.2	851.0
Total	$1,642.3	$1,586.6
Segment operating earnings
Architecture & Software	$237.0	$224.2
Control Products & Solutions	137.9	131.2
Total	374.9	355.4
Purchase accounting depreciation and amortization	(4.1)	(4.4)
General corporate – net	(21.9)	(24.0)
Non-operating pension and postretirement benefit credit (costs)	2.6	(5.8)
Costs related to unsolicited Emerson proposals	—	(11.2)
Loss on investments	(246.4)	—
Valuation adjustments related to the registration of PTC securities	33.7	—
Interest (expense) income - net	(18.0)	(12.2)
Income before income taxes	$120.8	$297.8

During the three months ended December 31, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net and retrospectively applied the requirements of the new pension standard, reclassifying non-operating pension and postretirement benefit costs out of segment operating earnings. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure. These changes did not impact the Consolidated Statement of Operations.
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, interest (expense) income - net, costs related to corporate offices, non-operating pension and postretirement benefit credit (costs), certain corporate initiatives, gains and losses on investments, valuation adjustments related to the registration of PTC securities, gains and losses from the disposition of businesses, and purchase accounting depreciation and amortization. We incurred $11.2 million of third-party advisory fees in connection with our evaluation of unsolicited Emerson acquisition proposals in the first quarter of 2018. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners' equity for the three-month periods ended December 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2018, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 9, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
January 31, 2019

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

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for more information.
Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Results of Operations for a reconciliation of income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Results of Operations for a reconciliation of net income, diluted EPS from net income and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

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

ROCKWELL AUTOMATION, INC.

U.S. Industrial Economic Trends
In the first quarter of fiscal 2019, sales in the U.S. accounted for 55 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2017. In the first quarter of fiscal 2019, IP Index and Capacity Utilization improved compared to the prior quarter. PMI did decline 5.7 points, but at 54.1, this is still indicative of an expanding U.S. manufacturing economy.

	IP Index	PMI	Industrial Equipment Spending (in billions)	Capacity Utilization (percent)
Fiscal 2019 quarter ended:
December 2018	109.6	54.1	N/A1	78.6
Fiscal 2018 quarter ended:
September 2018	108.5	59.8	250.2	78.3
June 2018	107.3	60.2	243.4	77.8
March 2018	105.9	59.3	243.9	77.2
December 2017	105.3	59.3	238.5	77.0
Fiscal 2017 quarter ended:
September 2017	103.3	60.2	234.6	75.8
1 The Industrial Equipment Spending as of December 2018 was not available as of the filing date.
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the first quarter of fiscal 2019, sales to customers outside the U.S. accounted for 45 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries' gross domestic product and industrial production as indicators of the growth opportunities in each region where we do business.
Recent industrial production forecasts continue to project growth in all regions in fiscal 2019.  In Asia Pacific, fiscal stimulus in China is expected to mostly offset the impact of slowing domestic demand, whereas in India, solid domestic and overseas demand are projected to support strong growth. In Latin America, some uncertainty related to new government policies could dampen economic growth in the short term. Growth in EMEA is slowing, despite fiscal stimulus in Germany, France and Italy, as uncertainty regarding the UK’s withdrawal from the E.U., fiscal pressure in Italy, and a weakening in business sentiment, could negatively impact growth.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the first quarter of fiscal 2019 increased 3.5 percent compared to the first quarter of 2018. Organic sales increased 5.7 percent year over year. Currency translation decreased sales by 2.2 percentage points. Organic sales growth in the quarter was driven by strong growth in heavy industries and consumer, partly offset by a decrease in automotive.
The following is a summary of our results related to key growth initiatives:

•
Logix sales increased 4 percent year over year in the first quarter of fiscal 2019. Logix organic sales increased 7 percent year over year, and currency translation decreased sales by 3 percentage points.

•
Process initiative sales increased 2 percent year over year in the first quarter of fiscal 2019. Process initiative organic sales increased 5 percent year over year, and currency translation decreased sales by 3 percentage points.

•
Sales in emerging countries increased 2 percent year over year in the first quarter of fiscal 2019. Organic sales in emerging countries increased 8 percent year over year. Currency translation decreased sales in emerging countries by 6 percentage points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2018	2017
Sales
Architecture & Software	$753.1	$735.6
Control Products & Solutions	889.2	851.0
Total sales (a)	$1,642.3	$1,586.6
Segment operating earnings(1)
Architecture & Software	$237.0	$224.2
Control Products & Solutions	137.9	131.2
Total segment operating earnings(2) (b)	374.9	355.4
Purchase accounting depreciation and amortization	(4.1)	(4.4)
General corporate — net	(21.9)	(24.0)
Non-operating pension and postretirement benefit credit (costs)	2.6	(5.8)
Costs related to unsolicited Emerson proposals	—	(11.2)
Loss on investments	(246.4)	—
Valuation adjustments related to the registration of PTC securities	33.7	—
Interest (expense) income, net	(18.0)	(12.2)
Income before income taxes (c)	120.8	297.8
Income tax provision(3)	(40.5)	(534.2)
Net income	$80.3	$(236.4)

Diluted EPS	$0.66	$(1.84)

Adjusted EPS(4)	$2.21	$1.96

Diluted weighted average outstanding shares for diluted EPS	121.5	128.2

Diluted weighted average outstanding shares for adjusted EPS(4)	121.5	130.1

Total segment operating margin(2) (b/a)	22.8%	22.4%

Pre-tax margin (c/a)	7.4%	18.8%

(1)	See Note 14 in the Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension and postretirement benefit credit (costs), costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, valuation adjustments related to the registration of PTC securities, interest (expense) income - net and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our Company. Our measures of total segment operating earnings and total segment operating margin may be different from those used by other companies.

(3)
During the three months ended December 31, 2017, we recorded charges of $479.7 million associated with the enactment of the Tax Act. Refer to Note 13 in the Consolidated Financial Statements for further information.

(4)
Adjusted EPS is a non-GAAP earnings measure that excludes non-operating pension and postretirement benefit cost (credit), costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustments related to the registration of PTC securities, including their respective tax effects and the charges associated with the enactment of the Tax Act in fiscal 2018. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit costs are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2018	2017
Purchase accounting depreciation and amortization
Architecture & Software	$1.4	$1.6
Control Products & Solutions	2.5	2.5
Non-operating pension and postretirement benefit costs
Architecture & Software	1.5	1.7
Control Products & Solutions	2.4	2.7

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) costs, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustments related to the registration of PTC securities, including their respective tax effects, and the adjustments related to the Tax Act in fiscal 2018.

We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for net income, diluted EPS and effective tax rate.

We have adopted ASU 2017-07, which defines operating and non-operating pension and postretirement benefit cost. Under this new standard, only the service cost component of pension and postretirement benefit cost is an operating cost. All other components of pension and postretirement benefit cost are considered to be non-operating costs. These components of net periodic pension and postretirement benefit cost primarily relate to changes in pension assets and liabilities that are a result of market performance; we consider these and other excluded costs to be unrelated to the operating performance of our business.

The following are the components of operating and non-operating pension and postretirement benefit cost (in millions):

	Three Months Ended December 31,
	2018	2017
Service cost	$19.8	$22.5
Operating pension and postretirement benefit cost	19.8	22.5

Interest cost	40.2	39.4
Expected return on plan assets	(61.2)	(61.2)
Amortization of prior service credit	(1.1)	(1.1)
Amortization of net actuarial loss	19.7	28.7
Settlements	(0.2)	—
Non-operating pension and postretirement benefit (credit) cost	(2.6)	5.8

Net periodic and postretirement benefit cost	$17.2	$28.3

ROCKWELL AUTOMATION, INC.

The following are reconciliations of net income, diluted EPS from net income and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2018	2017
Net income	$80.3	$(236.4)
Non-operating pension and postretirement benefit (credit) cost	(2.6)	5.8
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.3	(1.8)
Costs related to unsolicited Emerson proposals	—	11.2
Tax effect of costs related to unsolicited Emerson proposals	—	(3.1)
Change in fair value of investments[1]	212.7	—
Tax effect in the change in fair value of investments[1]	(21.7)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	385.5
Effect of net deferred tax asset revaluation due to the Tax Act	—	94.2
Adjusted Income	$269.0	$255.4

Diluted EPS from net income	$0.66	$(1.84)
Non-operating pension and postretirement benefit (credit) cost	(0.02)	0.06
Tax effect of non-operating pension and postretirement benefit (credit) cost	—	(0.01)
Costs related to unsolicited Emerson proposals	—	0.09
Tax effect of costs related to unsolicited Emerson proposals	—	(0.02)
Change in fair value of investments[1]	1.75	—
Tax effect in the change in fair value of investments[1]	(0.18)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	2.96
Effect of net deferred tax asset revaluation due to the Tax Act	—	0.72
Adjusted EPS	$2.21	$1.96

Effective tax rate	33.5%	179.4%
Tax effect of non-operating pension and postretirement benefit (credit) cost	—%	0.3%
Tax effect of costs related to unsolicited Emerson proposals	—%	0.3%
Tax effect in the change in fair value of investments[1]	(14.8)%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act	—%	(129.5)%
Effect of net deferred tax asset revaluation due to the Tax Act	—%	(31.6)%
Adjusted Effective Tax Rate	18.7%	18.9%
1Includes loss on investments and valuation adjustments related to the registration of PTC securities.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2018, Compared to Three Months Ended December 31, 2017

	Three Months Ended December 31,
(in millions, except per share amounts)	2018	2017	Change
Sales	$1,642.3	$1,586.6	$55.7
Income before income taxes	120.8	297.8	(177.0)
Diluted EPS	0.66	(1.84)	2.50
Adjusted EPS	2.21	1.96	0.25
Sales
Sales increased 3.5 percent year over year in the three months ended December 31, 2018. Organic sales increased 5.7 percent and currency translation decreased sales by 2.2 percentage points in the three months ended December 31, 2018.
Pricing contributed about one percentage point to sales growth in the three months ended December 31, 2018.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Three Months Ended December 31, 2017
North America	$998.8	5.8%	6.2%
EMEA	294.4	(4.2)%	(0.7)%
Asia Pacific	214.4	—%	4.3%
Latin America	134.7	11.5%	19.9%
Total Sales	$1,642.3	3.5%	5.7%
(1) Organic sales and organic sales growth exclude the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2018, Compared to Three Months Ended December 31, 2017

•	North America organic sales increased in the three months ended December 31, 2018, mainly due to strength in consumer and heavy industries, partially offset by weakness in automotive.

•	EMEA organic sales decreased year over year in the three months ended December 31, 2018, with a decline in mature countries partially offset by growth in emerging countries.

•	Organic sales in Asia Pacific increased in the three months ended December 31, 2018, with most countries in the region contributing to growth.

•	Latin America organic sales increased in the three months ended December 31, 2018, led by heavy industries.
General Corporate - Net
General corporate - net expenses was $21.9 million in the three months ended December 31, 2018, compared to $24.0 million in the three months ended December 31, 2017.
Income before Income Taxes
Income before income taxes decreased 59 percent year over year in the three months ended December 31, 2018. The decrease in income before income taxes was primarily due to the PTC adjustments. Total segment operating earnings increased 5 percent in the three months ended December 31, 2018. The increase in total segment operating earnings was due to higher sales, partially offset by higher investment spending.
Income Taxes
The effective tax rate for the three months ended December 31, 2018, was 33.5 percent compared to 179.4 percent for the three months ended December 31, 2017. The decrease in the effective tax rate was primarily due to the prior year impact of provisional tax expense related to the transition tax on the deemed repatriation of foreign earnings ($385.5 million or 129.5 percent) and the revaluation of net deferred tax assets ($94.2 million or 31.6 percent) resulting from the Tax Act. Our Adjusted Effective Tax Rate for the three months ended December 31, 2018 was 18.7 percent compared to 18.9 percent for the three months ended December 31, 2017. Refer to Note 13 in the Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2018, Compared to Three Months Ended December 31, 2017
Architecture & Software

	Three Months Ended December 31,
(in millions, except percentages)	2018	2017	Change
Sales	$753.1	$735.6	$17.5
Segment operating earnings	237.0	224.2	12.8
Segment operating margin	31.5%	30.5%	1.0	pt
Sales
Architecture & Software sales increased 2.4 percent year over year in the three months ended December 31, 2018. Architecture & Software organic sales increased 4.6 percent and currency translation decreased sales by 2.2 percentage points in the three months ended December 31, 2018.
Growth in both reported and organic sales was broad-based across regions for the three months ended December 31, 2018. Latin America and Asia Pacific were the strongest performing regions.
Logix sales increased 4 percent year over year in the three months ended December 31, 2018. Logix organic sales increased 7 percent year over year in the three months ended December 31, 2018, while currency translation decreased Logix sales by 3 percentage points.
Operating Margin
Architecture & Software segment operating earnings increased 6 percent year over year in the three months ended December 31, 2018. Segment operating margin increased to 31.5 percent in the three months ended December 31, 2018, from 30.5 percent a year ago, primarily due to higher sales, partially offset by higher investment spending.

ROCKWELL AUTOMATION, INC.

Three Months Ended December 31, 2018, Compared to Three Months Ended December 31, 2017
Control Products & Solutions

	Three Months Ended December 31,
(in millions, except percentages)	2018	2017	Change
Sales	$889.2	$851.0	$38.2
Segment operating earnings	137.9	131.2	6.7
Segment operating margin	15.5%	15.4%	0.1	pts
Sales
Control Products & Solutions sales increased 4.5 percent year over year in the three months ended December 31, 2018. Organic sales increased 6.6 percent and currency translation decreased sales by 2.1 percentage points in the three months ended December 31, 2018.
For both reported and organic growth, North America and Latin America were the only regions to report growth for the three months ended December 31, 2018.
Product sales increased 3 percent year over year in the three months ended December 31, 2018. Product organic sales increased by 5 percent and currency translation decreased sales by 2 percentage points in the three months ended December 31, 2018.
Sales in our solutions and services businesses increased 6 percent in the three months ended December 31, 2018. Organic sales in our solutions and services business increased 8 percent and currency translation decreased sales by 2 percentage points in the three months ended December 31, 2018.
Operating Margin
Control Products & Solutions segment operating earnings increased 5 percent year over year in the three months ended December 31, 2018. Segment operating margin increased to 15.5 percent in the three months ended December 31, 2018, compared to 15.4 percent a year ago, primarily due to higher sales, partially offset by higher investment spending.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2018	2017
Cash provided by (used for):
Operating activities	$212.0	$212.7
Investing activities	140.9	(33.0)
Financing activities	(327.7)	(26.6)
Effect of exchange rate changes on cash	(11.7)	(17.0)
Increase in cash and cash equivalents	$13.5	$136.1
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2018	2017
Cash provided by operating activities	$212.0	$212.7
Capital expenditures	(42.0)	(34.1)
Free cash flow	$170.0	$178.6
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing and financing cash flows of our discontinued operations, if any, are presented separately in our Consolidated Statement of Cash Flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $212.0 million for the three months ended December 31, 2018, compared to $212.7 million for the three months ended December 31, 2017. Free cash flow was $170.0 million for the three months ended December 31, 2018, compared to $178.6 million for the three months ended December 31, 2017.
We repurchased approximately 1.8 million shares of our common stock under our share repurchase program in the first three months of fiscal 2019. The total cost of these shares was $292.8 million, of which $16.0 million was recorded in accounts payable at December 31, 2018, related to share repurchases that did not settle until January 2019. We had $18.3 million in unsettled share repurchases outstanding at September 30, 2018 that did not settle until October 2018. We repurchased approximately 1.1 million shares of our common stock in the first three months of fiscal 2018. The total cost of these shares was $208.6 million, of which $17.8 million was recorded in accounts payable at December 31, 2017, related to share repurchases that did not settle until January 2018. Our decision to repurchase shares in the remainder of 2019 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. At December 31, 2018, we had approximately $815.6 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors on September 6, 2018. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

ROCKWELL AUTOMATION, INC.

Financial Condition (continued)
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock, and repayments of debt. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
At December 31, 2018, substantially all of our cash, cash equivalents and investments (funds) were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
In the first three months of fiscal year 2019, we repatriated $200 million to the U.S. from our foreign subsidiaries. The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.  We anticipate repatriating additional amounts over the remainder of fiscal year 2019.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks. Our short-term debt obligations are primarily comprised of commercial paper borrowings. Commercial paper borrowings outstanding were $630.0 million at December 31, 2018, with a weighted average interest rate of 2.61 percent and weighted average maturity period of 33 days. Commercial paper borrowings outstanding were $550.0 million at September 30, 2018, with a weighted average interest rate of 2.27 percent and weighted average maturity period of 26 days.
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against either credit facility during the periods ended December 31, 2018 or September 30, 2018. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
Separate short-term unsecured credit facilities of approximately $153.6 million at December 31, 2018, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at December 31, 2018 and 2017 were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2018 and 2017. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of December 31, 2018:

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
We regularly monitor the third-party depository institutions that hold our cash and cash equivalents and short-term investments. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities. In February 2017, we began investing in investment-grade fixed income securities, including corporate debt and government obligations, to provide further diversification. Refer to Note 9 in the Consolidated Financial Statements for further discussion of these investments. Our emphasis is primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings.  During the three months ended December 31, 2018, we reclassified $2.3 million in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three months ended December 31, 2017, we reclassified $5.2 million in pre-tax net losses related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $15.7 million of pre-tax net unrealized gains on cash flow hedges as of December 31, 2018, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at December 31, 2018, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2018					Three Months Ended December 31, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
North America	$998.8	$3.8	$1,002.6	$—	$1,002.6	$943.9	$—	$943.9
EMEA	294.4	10.8	305.2	—	305.2	307.4	—	307.4
Asia Pacific	214.4	9.3	223.7	—	223.7	214.5	—	214.5
Latin America	134.7	10.1	144.8	—	144.8	120.8	—	120.8
Total Company Sales	$1,642.3	$34.0	$1,676.3	$—	$1,676.3	$1,586.6	$—	$1,586.6

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2018					Three Months Ended December 31, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$753.1	$16.4	$769.5	$—	$769.5	$735.6	$—	$735.6
Control Products & Solutions	889.2	17.6	906.8	—	906.8	851.0	—	851.0
Total Company Sales	$1,642.3	$34.0	$1,676.3	$—	$1,676.3	$1,586.6	$—	$1,586.6

ROCKWELL AUTOMATION, INC.

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at December 31, 2018, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at December 31, 2018, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at December 31, 2018, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at December 31, 2018, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at December 31, 2018, there has been no material change to this information.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Oct 1 - 31, 2018	418,053	$171.92	418,053	$1,036,531,759
Nov 1 - 30, 2018	523,058	170.17	523,058	947,525,238
Dec 1 - 31, 2018	852,388	154.75	852,388	815,621,328
Total	1,793,499	163.25	1,793,499

(1)	All of the shares purchased during the quarter ended December 31, 2018 were acquired pursuant to the repurchase programs described in (3) below.

(2)	Average price paid per share includes brokerage commissions.

(3)
On January 15, 2018, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. On September 6, 2018, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management's discretion or at our broker's discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10	—
$1,250,000 Five-Year Credit Agreement dated as of November 13, 2018, among the Company, the Banks listed on the signature pages thereof and Bank of America, N.A., as Administrative Agent, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated November 15, 2018, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 31, 2019	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 31, 2019	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)