Form 10-Q
period 2019-03-31
ROCKWELL AUTOMATION INC
filed 2019-04-25
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑
118,362,039 shares of registrant’s Common Stock, $1.00 par value, were outstanding on March 31, 2019.

ROCKWELL AUTOMATION, INC.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ROCKWELL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$780.0	$618.8
Short-term investments	122.2	290.9
Receivables	1,244.4	1,190.1
Inventories	665.4	581.6
Other current assets	164.8	149.3
Total current assets	2,976.8	2,830.7
Property, net of accumulated depreciation of $1,556.9 and $1,561.4, respectively	557.8	576.8
Goodwill	1,086.4	1,075.5
Other intangible assets, net	207.7	215.2
Deferred income taxes	200.0	179.6
Long-term investments	1,111.9	1,288.0
Other assets	113.6	96.2
Total	$6,254.2	$6,262.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$1.3	$551.0
Current portion of long term debt	297.4	—
Accounts payable	660.9	713.4
Compensation and benefits	197.2	289.4
Contract liabilities	308.9	249.9
Customer returns, rebates and incentives	192.5	206.6
Other current liabilities	213.7	226.6
Total current liabilities	1,871.9	2,236.9
Long-term debt	1,932.4	1,225.2
Retirement benefits	587.0	605.1
Other liabilities	526.6	577.3
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,686.7	1,681.4
Retained earnings	6,398.0	6,198.1
Accumulated other comprehensive loss	(940.3)	(941.9)
Common stock in treasury, at cost (shares held: 63.0 and 60.3, respectively)	(5,989.5)	(5,501.5)
Total shareowners’ equity	1,336.3	1,617.5
Total	$6,254.2	$6,262.0
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales
Products and solutions	$1,466.8	$1,470.5	$2,924.4	$2,883.0
Services	190.4	180.7	375.1	354.8
	1,657.2	1,651.2	3,299.5	3,237.8
Cost of sales
Products and solutions	(823.6)	(836.1)	(1,606.0)	(1,616.6)
Services	(125.4)	(111.2)	(246.6)	(217.1)
	(949.0)	(947.3)	(1,852.6)	(1,833.7)
Gross profit	708.2	703.9	1,446.9	1,404.1
Selling, general and administrative expenses	(385.0)	(386.6)	(771.7)	(773.2)
Other income (expense) (Note 9)	102.9	(0.4)	(107.6)	3.8
Interest expense	(23.7)	(17.3)	(44.4)	(37.3)
Income before income taxes	402.4	299.6	523.2	597.4
Income tax provision (Note 13)	(56.4)	(72.2)	(96.9)	(606.4)
Net income (loss)	$346.0	$227.4	$426.3	$(9.0)
Earnings (loss) per share:
Basic	$2.91	$1.79	$3.56	$(0.07)
Diluted	$2.88	$1.77	$3.53	$(0.07)
Weighted average outstanding shares:
Basic	118.9	126.9	119.6	127.6
Diluted	120.0	128.5	120.7	127.6
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$346.0	$227.4	$426.3	$(9.0)
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($4.3), ($7.4), ($8.6) and ($14.8))	14.2	20.2	28.0	40.4
Currency translation adjustments	19.0	76.5	(9.5)	60.4
Net change in unrealized gains and losses on cash flow hedges (net of tax (expense) benefit of ($0.5), $0.3, $6.0 and $0.6)	2.5	(1.0)	(18.3)	(0.5)
Net change in unrealized gains and losses on available-for-sale investments (net of tax (expense) benefit of ($0.2), $0.3, ($0.3) and $0.6)	0.9	(1.5)	1.4	(2.6)
Other comprehensive income	36.6	94.2	1.6	97.7
Comprehensive income	$382.6	$321.6	$427.9	$88.7
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$426.3	$(9.0)
Adjustments to arrive at cash provided by operating activities:
Depreciation	62.1	68.5
Amortization of intangible assets	13.2	14.3
Change in fair value of investments	114.5	—
Share-based compensation expense	21.8	18.8
Retirement benefit expense	34.4	56.7
Pension contributions	(15.1)	(23.5)
Net loss on disposition of property	1.7	—
Settlement of treasury locks	(35.7)	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(41.5)	(9.8)
Inventories	(86.0)	(7.9)
Accounts payable	(12.1)	7.2
Contract liabilities	41.2	42.8
Compensation and benefits	(90.5)	(67.7)
Income taxes	(66.7)	508.6
Other assets and liabilities	(11.8)	(4.9)
Cash provided by operating activities	355.8	594.1
Investing activities:
Capital expenditures	(80.9)	(56.2)
Acquisition of businesses, net of cash acquired	(20.7)	(9.9)
Purchases of investments	(2.8)	(276.6)
Proceeds from maturities of investments	219.2	690.3
Proceeds from sale of investments	—	155.3
Proceeds from sale of property	3.3	0.4
Cash provided by investing activities	118.1	503.3
Financing activities:
Net repayment of short-term debt	(549.7)	(41.9)
Issuance of long-term debt, net of discount and issuance costs	987.6	—
Repayment of long-term debt	—	(250.0)
Cash dividends	(232.5)	(213.5)
Purchases of treasury stock	(535.2)	(661.7)
Proceeds from the exercise of stock options	23.8	61.9
Other financing activities	—	1.8
Cash used for financing activities	(306.0)	(1,103.4)
Effect of exchange rate changes on cash	(6.7)	29.0
Increase in cash and cash equivalents	161.2	23.0
Cash and cash equivalents at beginning of period	618.8	1,410.9
Cash and cash equivalents at end of period	$780.0	$1,433.9
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Common stock (no shares issued during years)	$181.4	$181.4	$181.4	$181.4
Additional paid-in capital
Beginning balance	1,674.4	1,642.9	1,681.4	1,638.0
Share-based compensation expense	10.5	9.6	20.8	17.4
Shares delivered under incentive plans	1.8	7.1	(15.5)	4.2
Ending balance	1,686.7	1,659.6	1,686.7	1,659.6
Retained earnings
Beginning balance	6,167.6	5,759.7	6,198.1	6,103.4
Adoption of accounting standard	—	—	6.1	—
Net income (loss)	346.0	227.4	426.3	(9.0)
Cash dividends ($0.97, $0.835, $1.94, and $1.67 per share)	(115.6)	(106.2)	(232.5)	(213.5)
Ending balance	6,398.0	5,880.9	6,398.0	5,880.9
Accumulated other comprehensive loss
Beginning balance	(976.9)	(1,175.7)	(941.9)	(1,179.2)
Other comprehensive income	36.6	94.2	1.6	97.7
Ending balance	(940.3)	(1,081.5)	(940.3)	(1,081.5)
Common stock in treasury, at cost
Beginning balance	(5,772.2)	(4,252.1)	(5,501.5)	(4,080.0)
Purchases	(236.0)	(465.4)	(528.8)	(674.0)
Shares delivered under incentive plans	18.7	24.3	40.8	60.8
Ending balance	(5,989.5)	(4,693.2)	(5,989.5)	(4,693.2)
Total shareowners’ equity	$1,336.3	$1,947.2	$1,336.3	$1,947.2
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The results of operations for the three- and six-month periods ended March 31, 2019, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $19.6 million at March 31, 2019, and $17.1 million at September 30, 2018. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $13.5 million at March 31, 2019, and $8.7 million at September 30, 2018.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$346.0	$227.4	$426.3	$(9.0)
Less: Allocation to participating securities	(0.4)	(0.2)	(0.4)	—
Net income (loss) available to common shareowners	$345.6	$227.2	$425.9	$(9.0)
Basic weighted average outstanding shares	118.9	126.9	119.6	127.6
Effect of dilutive securities
Stock options	1.0	1.4	1.0	—
Performance shares	0.1	0.2	0.1	—
Diluted weighted average outstanding shares	120.0	128.5	120.7	127.6
Earnings (loss) per share:
Basic	$2.91	$1.79	$3.56	$(0.07)
Diluted	$2.88	$1.77	$3.53	$(0.07)

For each of the three and six months ended March 31, 2019, 1.8 million shares related to share-based compensation awards, were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2018, 0.9 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive. For the six months ended March 31, 2018, 2.6 million potential common shares related to share-based compensation awards were excluded from the diluted EPS calculation because we recorded a net loss. Of these shares, 1.7 million would have been included in the calculation had we recorded net income for the six months ended March 31, 2018.
Non-Cash Investing and Financing Activities
Capital expenditures of $11.1 million and $14.0 million were accrued within accounts payable and other current liabilities at March 31, 2019 and 2018, respectively. At March 31, 2019 and 2018, there were $11.9 million and $12.3 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
Joint Venture Announcement
On February 19, 2019, we announced that we have entered into an agreement to create a new joint venture, Sensia, the first fully integrated digital oilfield automation solutions provider. The transaction is expected to close in calendar 2019, subject to receipt of regulatory approvals and satisfaction of other customary conditions. Under the terms of the agreement, Sensia will operate as an independent entity, with Rockwell Automation owning 53% and Schlumberger owning 47% of the joint venture. As part of the

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1. Basis of Presentation and Accounting Policies (continued)

transaction, we will make a $250 million payment to Schlumberger at closing, which will be funded by cash on hand. We expect that we will consolidate Sensia in our financial results. Sensia is expected to generate initial annual revenue of approximately $400 million, slightly less than half of which relates to businesses to be contributed to the joint venture by Rockwell Automation.
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
In March 2017, the FASB issued a new standard regarding the presentation of net periodic pension and postretirement benefit cost. This standard requires the service cost component to be reported in the income statement in the same line item as other compensation costs arising from services rendered by the related employees during the period. The other components of net periodic benefit cost are required to be presented separately from the service cost component in either a separate line item or within another appropriate line item with disclosure of where those costs are recorded. This standard also requires that only the service cost component is eligible for capitalization, when applicable. We adopted the new standard as of October 1, 2018 and applied the standard retrospectively. As a result of applying the pension standard retrospectively, the following adjustments were made to the Consolidated Statement of Operations (in millions):

	Three Months Ended March 31, 2018			Six Months Ended March 31, 2018
	As Reported	Impact of adoption	As Restated	As Reported	Impact of adoption	As Restated
Cost of sales
Products and solutions	$(838.8)	$2.7	$(836.1)	$(1,622.0)	$5.4	$(1,616.6)
Services	(111.6)	0.4	(111.2)	(217.9)	0.8	(217.1)
	(950.4)	3.1	(947.3)	(1,839.9)	6.2	(1,833.7)
Gross profit	700.8	3.1	703.9	1,397.9	6.2	1,404.1
Selling, general and administrative expenses	(389.2)	2.6	(386.6)	(778.5)	5.3	(773.2)
Other income (expense)	5.3	(5.7)	(0.4)	15.3	(11.5)	3.8

Effective October 1, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure. These changes did not impact the Consolidated Statement of Operations. See Note 14 in the Consolidated Financial Statements for additional information about the restatements.
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
We have established a project plan and a cross-functional implementation team to adopt and apply the new standard. We are in the process of implementing necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard. We continue to evaluate the impact the adoption of this standard will have on our consolidated financial statements and related disclosures.

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
Our operations are comprised of the Architecture & Software segment and the Control Products & Solutions segment. See Note 16 in the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, for more information.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

Unfulfilled Performance Obligations
As of March 31, 2019, we expect to recognize approximately $500 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $350 million of our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2019.
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
The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
North America	$423.1	$564.0	$987.1	$865.9	$1,120.0	$1,985.9
Europe, Middle East and Africa (EMEA)	176.0	155.1	331.1	331.5	294.0	625.5
Asia Pacific	97.8	116.9	214.7	199.1	230.0	429.1
Latin America	42.8	81.5	124.3	96.3	162.7	259.0
Total Company Sales	$739.7	$917.5	$1,657.2	$1,492.8	$1,806.7	$3,299.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
Products	$739.7	$372.3	$1,112.0	$1,492.8	$745.2	$2,238.0
Solutions & Services	—	545.2	545.2	—	1,061.5	1,061.5
Total Company Sales	$739.7	$917.5	$1,657.2	$1,492.8	$1,806.7	$3,299.5

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of March 31, 2019.

Below is a summary of our contract liabilities balance:

March 31, 2019
Balance as of beginning of fiscal year	$268.6
Balance as of end of period	308.9

The most significant changes in our contract liabilities balance during the six months ended March 31, 2019 were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the six months ended March 31, 2019, we recognized revenue of approximately $185 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the six months ended March 31, 2019 from performance obligations satisfied or partially satisfied in previous periods.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

Dual Reporting
In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Balance Sheet was as follows (in millions):

	March 31, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
ASSETS
Current assets:
Receivables	$1,244.4	$(0.8)	$1,243.6
Other current assets	164.8	(15.2)	149.6
Deferred income taxes	200.0	(3.0)	197.0
Other assets	113.6	(10.5)	103.1
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Contract liabilities	$308.9	$(10.9)	$298.0
Customer returns, rebates and incentives	192.5	(2.2)	190.3
Other current liabilities	213.7	(8.0)	205.7
Shareowners’ equity:
Retained earnings	6,398.0	(8.6)	6,389.4
Accumulated other comprehensive loss	(940.3)	0.2	(940.1)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Operations was as follows (in millions):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606	As reported	Impact of Adoption	Balances without adoption of ASC 606
Sales
Products and solutions	$1,466.8	$(2.0)	$1,464.8	$2,924.4	$2.6	$2,927.0
Services	190.4	(7.2)	183.2	375.1	(16.4)	358.7
Cost of sales
Products and solutions	(823.6)	(2.7)	(826.3)	(1,606.0)	(3.8)	(1,609.8)
Services	(125.4)	5.0	(120.4)	(246.6)	13.8	(232.8)
Income tax provision	(56.4)	2.0	(54.4)	(96.9)	1.3	(95.6)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Revenue Recognition (continued)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Comprehensive Income was as follows (in millions):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606	As reported	Impact of Adoption	Balances without adoption of ASC 606
Net income	$346.0	$(4.8)	$341.2	$426.3	$(2.5)	$423.8
Other comprehensive income (loss), net of tax:
Currency translation adjustments	19.0	—	19.0	(9.5)	0.2	(9.3)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Cash Flows was as follows (in millions):

	Six Months Ended March 31, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Operating activities:
Net income	$426.3	$(2.5)	$423.8
Receivables	(41.5)	(10.7)	(52.2)
Contract liabilities	41.2	15.4	56.6
Income taxes	(66.7)	(1.4)	(68.1)
Other assets and liabilities	(11.8)	(0.8)	(12.6)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Shareowners' Equity was as follows (in millions):

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606	As reported	Impact of Adoption	Balances without adoption of ASC 606
Retained earnings
Beginning balance	$6,167.6	$(3.8)	$6,163.8	$6,204.2	$(6.1)	$6,198.1
Net income (loss)	346.0	(4.8)	341.2	426.3	(2.5)	423.8
Accumulated other comprehensive loss
Other comprehensive income	36.6	—	36.6	1.6	0.2	1.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Share-Based Compensation
We recognized $10.8 million and $21.8 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2019, respectively. We recognized $10.2 million and $18.8 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2018, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2019		2018
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	946	$32.48	856	$35.51
Performance shares	57	155.04	40	219.04
Restricted stock and restricted stock units	41	171.03	34	192.50
Unrestricted stock	6	183.02	7	183.76

4. Inventories
Inventories consist of (in millions):

	March 31, 2019	September 30, 2018
Finished goods	$268.9	$224.3
Work in process	203.5	180.0
Raw materials	193.0	177.3
Inventories	$665.4	$581.6

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2019, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2018	$422.3	$653.2	$1,075.5
Acquisition of business	14.6	—	14.6
Translation	(0.2)	(3.5)	(3.7)
Balance as of March 31, 2019	$436.7	$649.7	$1,086.4

Other intangible assets consist of (in millions):

	March 31, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$123.3	$67.3
Customer relationships	113.0	69.0	44.0
Technology	112.1	67.3	44.8
Trademarks	32.6	25.8	6.8
Other	11.0	9.9	1.1
Total amortized intangible assets	459.3	295.3	164.0
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$503.0	$295.3	$207.7

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

Estimated amortization expense is $25.3 million in 2019, $22.7 million in 2020, $22.0 million in 2021, $20.0 million in 2022 and $18.8 million in 2023.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of 2019 and concluded that these assets are not impaired.
6. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	March 31, 2019	September 30, 2018
2.050% notes, payable in March 2020	$297.4	$294.6
2.875% notes, payable in March 2025	295.0	281.4
6.70% debentures, payable in January 2028	250.0	250.0
3.500% notes, payable in March 2029	425.0	—
6.25% debentures, payable in December 2037	250.0	250.0
4.200% notes, payable in March 2049	575.0	—
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(62.6)	(50.8)
Total	2,229.8	1,225.2
Less current portion	(297.4)	—
Long-term debt	$1,932.4	$1,225.2

In March 2019, we issued $1 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.500% notes due in March 2029 (2029 Notes) and $575.0 million of 4.200% notes due in March 2049 (2049 Notes), both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes.
We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of $1.0 billion of fixed rate debt in March 2019. Treasury locks are accounted for as cash flow hedges. The effective differentials to be paid or received on these treasury locks were initially recorded in Accumulated Other Comprehensive Loss, net of tax effect.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Long-term and Short-term Debt (continued)
As a result of the changes in the interest rates on the treasury locks between the time we entered into the treasury locks and the time we priced and issued the 2029 Notes and 2049 Notes, the Company made a payment of $35.7 million to the counterparty on March 1, 2019. The $35.7 million loss on the settlement of the treasury locks was recorded in Accumulated Other Comprehensive Loss and is being amortized over the term of the 2029 Notes and 2049 Notes, respectively, and recognized as an adjustment to interest expense on the Consolidated Statement of Operations.
Our short-term debt obligations primarily consist of commercial paper borrowings. There were no commercial paper borrowings outstanding as of March 31, 2019. Commercial paper borrowings were $550.0 million at September 30, 2018. The weighted average interest rate of the commercial paper outstanding at September 30, 2018 was 2.27 percent.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2019	September 30, 2018
Unrealized losses on foreign exchange contracts	$5.9	$6.2
Product warranty obligations	25.3	27.9
Taxes other than income taxes	42.9	40.9
Accrued interest	15.9	12.3
Income taxes payable	62.3	74.4
Other	61.4	64.9
Other current liabilities	$213.7	$226.6

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
Changes in product warranty obligations are (in millions):

	Six Months Ended March 31,
	2019	2018
Balance at beginning of period	$27.9	$28.5
Accruals for warranties issued during the current period	11.0	12.9
Adjustments to pre-existing warranties	(4.3)	2.7
Settlements of warranty claims	(9.3)	(11.9)
Balance at end of period	$25.3	$32.2

9. Investments
Our investments consist of (in millions):

	March 31, 2019	September 30, 2018
Fixed income securities	$190.0	$419.0
Equity securities	975.5	1,090.0
Other	68.6	69.9
Total investments	1,234.1	1,578.9
Less short-term investments	(122.2)	(290.9)
Long-term investments	$1,111.9	$1,288.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Investments (continued)
We record investments in fixed income and equity securities at fair value. Fixed income investments are classified as available-for-sale investments.
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
Our available-for-sale investments consist of (in millions):

	March 31, 2019	September 30, 2018
Certificates of deposit and time deposits	$0.6	$169.6
Corporate debt securities	132.5	158.4
Government securities	39.9	65.8
Asset-backed securities	17.0	25.2
Total	$190.0	$419.0

Pre-tax gross unrealized gains and losses on available-for-sale investments were not material as of March 31, 2019. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the three and six months ended March 31, 2019. At March 31, 2019, there were no outstanding purchases of available-for-sale investments recorded in accounts payable.
We evaluated all available-for-sale investments for which the fair value was less than amortized cost for impairment on an individual security basis at March 31, 2019. This assessment included consideration of our intent and ability to hold the security and the credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of March 31, 2019, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of March 31, 2019 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$122.2
Due in one to five years	67.8
Total	$190.0

Classification of our available-for-sale investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Consolidated Balance Sheet (in millions):

	March 31, 2019	September 30, 2018
Short-term investments	$122.2	$290.9
Long-term investments	67.8	128.1
Total	$190.0	$419.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Investments (continued)
Equity Securities
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
The PTC Shares are recorded at fair value. At March 31, 2019, the fair value of the PTC Shares was $975.5 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three and six months ended March 31, 2019, gains of $98.2 million and losses of $114.5 million, respectively, related to the PTC Shares were recorded in Other income (expense) in the Consolidated Statement of Operations. During the first quarter of fiscal 2019, the PTC Shares were registered by PTC under the Securities Act of 1933, as amended, and the discount for lack of marketability was reversed.
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
Equity securities — Prior to their registration, the PTC Shares were valued using the most recent closing price of PTC common stock quoted on Nasdaq, less a temporary discount for lack of marketability. The discount for lack of marketability was calculated using a put-option model which includes observable and unobservable inputs and was categorized as Level 3 in the fair value hierarchy. As a result of the registration of the PTC Shares and reversal of the discount during the first quarter of fiscal 2019, these securities were transferred from Level 3 to Level 1.

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
Fair values of our investments were (in millions):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$0.6	$—	$0.6
Corporate debt securities	—	132.5	—	132.5
Government securities	36.6	3.3	—	39.9
Asset-backed securities	—	17.0	—	17.0
Equity securities	975.5	—	—	975.5
Total	$1,012.1	$153.4	$—	$1,165.5

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$169.6	$—	$169.6
Corporate debt securities	—	158.4	—	158.4
Government securities	55.7	10.1	—	65.8
Asset-backed securities	—	25.2	—	25.2
Equity securities	—	—	1,090.0	1,090.0
Total	$55.7	$363.3	$1,090.0	$1,509.0

The table below sets forth a summary of changes in the fair value of our Level 3 investments (in millions):

Fair Value
Balance September 30, 2018	$1,090.0
Unrealized loss	(149.0)
Transfer to Level 1 upon registration of PTC Shares on November 28, 2018	(941.0)
Balance March 31, 2019	$—

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$19.5	$22.4	$39.1	$44.6
Interest cost	39.6	39.0	79.2	77.8
Expected return on plan assets	(61.2)	(61.5)	(122.4)	(122.7)
Amortization:
Prior service cost	0.3	0.1	0.6	0.3
Net actuarial loss	19.5	28.4	39.0	56.7
Settlements	(0.2)	—	(0.4)	—
Net periodic benefit cost	$17.5	$28.4	$35.1	$56.7

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	0.5	0.6	1.1	1.2
Amortization:
Prior service credit	(1.3)	(1.4)	(2.7)	(2.7)
Net actuarial loss	0.2	0.5	0.4	0.9
Net periodic benefit credit	$(0.3)	$—	$(0.7)	$—

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

Three Months Ended March 31, 2019
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2018	$(644.3)	$(314.5)	$(16.4)	$(1.7)	$(976.9)
Other comprehensive income before reclassifications	—	19.0	5.2	0.9	25.1
Amounts reclassified from accumulated other comprehensive loss	14.2	—	(2.7)	—	11.5
Other comprehensive income	14.2	19.0	2.5	0.9	36.6
Balance as of March 31, 2019	$(630.1)	$(295.5)	$(13.9)	$(0.8)	$(940.3)

Six Months Ended March 31, 2019
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(9.5)	(14.0)	1.4	(22.4)
Amounts reclassified from accumulated other comprehensive loss	28.3	—	(4.3)	—	24.0
Other comprehensive income (loss)	28.0	(9.5)	(18.3)	1.4	1.6
Balance as of March 31, 2019	$(630.1)	$(295.5)	$(13.9)	$(0.8)	$(940.3)

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss (continued)
The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2019	2018	2019	2018
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.0)	$(1.3)	$(2.1)	$(2.4)	(a)
Amortization of net actuarial loss	19.7	28.9	39.4	57.6	(a)
Settlements	(0.2)	—	(0.4)	—	(a)
	18.5	27.6	36.9	55.2	Income before income taxes
	(4.3)	(7.4)	(8.6)	(14.8)	Income tax provision
	$14.2	$20.2	$28.3	$40.4	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.6)	$(0.8)	$(0.2)	$(1.3)	Sales
Forward exchange contracts	(3.3)	8.4	(6.5)	14.3	Cost of sales
Forward exchange contracts	—	(0.8)	0.5	(1.0)	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	0.2	—	0.2	—	Interest expense
	(3.7)	6.8	(6.0)	12.0	Income before income taxes
	1.0	(1.8)	1.7	(3.1)	Income tax provision
	$(2.7)	$5.0	$(4.3)	$8.9	Net income

Total reclassifications	$11.5	$25.2	$24.0	$49.3	Net income
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12. Commitments and Contingent Liabilities (continued)
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of March 31, 2019, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
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
The effective tax rate was 14.0 percent and 18.5 percent in the three and six months ended March 31, 2019, respectively, compared to 24.1 percent and 101.5 percent in the three and six months ended March 31, 2018. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2019, primarily because of the PTC investment adjustments without a corresponding tax effect. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2019, primarily because we benefited from lower non-U.S. tax rates. The effective tax rate was lower than the U.S statutory rate of 24.5 percent in the three months ended March 31, 2018, primarily because we benefited from lower non-US tax rates, partially offset by provisional tax charges ($11.5 million or 3.8 percent) resulting from the Tax Act. The effective tax rate was higher than the U.S. statutory rate of 24.5 percent in the six months ended March 31, 2018, due to provisional tax expense ($491.2 million or 81.8 percent) resulting from the Tax Act.
During the first quarter of fiscal year 2019, the Company completed its analysis of the impact of the Tax Act in accordance with the SEC Staff Accounting Bulletin No. 118 ("SAB 118") and the amounts are no longer considered provisional. This resulted in no change to the provisional amounts recorded in fiscal year 2018 related to the revaluation of U.S. deferred tax assets and liabilities and the one-time transition tax liability on earnings of our foreign subsidiaries that were previously deferred from U.S. income tax.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $20.1 million at March 31, 2019 and September 30, 2018, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $2.9 million and $2.5 million at March 31, 2019 and September 30, 2018, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales
Architecture & Software	$739.7	$756.5	$1,492.8	$1,492.1
Control Products & Solutions	917.5	894.7	1,806.7	1,745.7
Total	$1,657.2	$1,651.2	$3,299.5	$3,237.8
Segment operating earnings
Architecture & Software	$209.9	$217.2	$446.9	$441.4
Control Products & Solutions	143.9	127.7	281.8	258.9
Total	353.8	344.9	728.7	700.3
Purchase accounting depreciation and amortization	(4.3)	(4.5)	(8.4)	(8.9)
General corporate – net	(26.7)	(24.8)	(48.6)	(48.8)
Non-operating pension and postretirement benefit credit (cost)	2.6	(5.7)	5.2	(11.5)
Costs related to unsolicited Emerson proposals	—	—	—	(11.2)
Gain (loss) on investments	98.2	—	(148.2)	—
Valuation adjustments related to the registration of PTC securities	—	—	33.7	—
Interest (expense) income - net	(21.2)	(10.3)	(39.2)	(22.5)
Income before income taxes	$402.4	$299.6	$523.2	$597.4

Effective October 1, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net and retrospectively applied the requirements of the new pension standard, reclassifying non-operating pension and postretirement benefit cost out of segment operating earnings. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure. These changes did not impact the Consolidated Statement of Operations.
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, interest (expense) income - net, costs related to corporate offices, non-operating pension and postretirement benefit credit (cost), certain corporate initiatives, gains and losses on investments, valuation adjustments related to the registration of PTC securities, gains and losses from the disposition of businesses, and purchase accounting depreciation and amortization. We incurred $11.2 million of third-party advisory fees in connection with our evaluation of unsolicited Emerson acquisition proposals in the first quarter of 2018. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statements of operations, comprehensive income, and shareowners' equity for the three-month and six-month periods ended March 31, 2019 and 2018, and of cash flows for the six-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2018, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 9, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 25, 2019

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing hardware and software products;

•	the availability and price of components and materials;

•	the successful execution of our cost productivity initiatives;

•	the availability, effectiveness and security of our information technology systems;

•	competitive hardware and software products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	a disruption of our business due to natural disasters, pandemics, acts of war, strikes, terrorism, social unrest or other causes;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our products, solutions and services;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract, develop, and retain qualified personnel;

•	the uncertainties of litigation, including liabilities related to the safety and security of the hardware and software products, solutions and services we sell;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;

•	risks associated with our investment in common stock of PTC Inc., including the potential for volatility in our reported quarterly earnings associated with changes in the market value of such stock;

•	our ability to manage costs related to employee retirement and health care benefits; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.

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
Long-term Strategy
We connect the imaginations of people with the intelligence of machines to expand what is humanly possible, making the world more intelligent, more connected and more productive.  Our strategy is to bring The Connected Enterprise to life by integrating control and information across the enterprise.  We deliver customer outcomes by combining advanced industrial automation with the latest information technology.  Our growth and performance strategy seeks to:

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

ROCKWELL AUTOMATION, INC.

U.S. Industrial Economic Trends
In the second quarter of fiscal 2019, sales in the U.S. accounted for 54% of our total sales. The primary indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2017. Recent industrial production forecasts continue to project growth in fiscal 2019.

	IP Index	PMI
Fiscal 2019 quarter ended:
March 2019	110.3	55.3
December 2018	110.3	54.3
Fiscal 2018 quarter ended:
September 2018	109.3	59.5
June 2018	107.9	60.0
March 2018	106.7	59.3
December 2017	106.1	59.3
Fiscal 2017 quarter ended:
September 2017	104.2	60.2
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the second quarter of fiscal 2019, sales to customers outside the U.S. accounted for 46% of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and industrial production as indicators of the growth opportunities in each region where we do business. Recent industrial production forecasts continue to project growth in most of our key countries in fiscal 2019.

ROCKWELL AUTOMATION, INC.

Summary of Results of Operations
Sales in the second quarter of fiscal 2019 increased 0.4 percent compared to the second quarter of 2018. Organic sales increased 3.6 percent year over year. Currency translation decreased sales by 3.2 percentage points. Organic sales growth in the quarter was driven by strong growth in heavy industries and consumer, partly offset by a decrease in automotive.
The following is a summary of our results related to key growth initiatives:

•
Logix sales decreased 6 percent year over year in the second quarter of fiscal 2019. Logix organic sales decreased 2 percent year over year, and currency translation decreased sales by 4 percentage points.

•
Process initiative sales increased 6 percent year over year in the second quarter of fiscal 2019. Process initiative organic sales increased 10 percent year over year, and currency translation decreased sales by 4 percentage points.

•
Reported sales in emerging countries year over year in the second quarter of fiscal 2019 were flat. Organic sales in emerging countries increased 7 percent year over year. Currency translation decreased sales in emerging countries by 7 percent points.

ROCKWELL AUTOMATION, INC.

The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Sales
Architecture & Software	$739.7	$756.5	$1,492.8	$1,492.1
Control Products & Solutions	917.5	894.7	1,806.7	1,745.7
Total sales (a)	$1,657.2	$1,651.2	$3,299.5	$3,237.8
Segment operating earnings(1)
Architecture & Software	$209.9	$217.2	$446.9	$441.4
Control Products & Solutions	143.9	127.7	281.8	258.9
Total segment operating earnings(2) (b)	353.8	344.9	728.7	700.3
Purchase accounting depreciation and amortization	(4.3)	(4.5)	(8.4)	(8.9)
General corporate — net	(26.7)	(24.8)	(48.6)	(48.8)
Non-operating pension and postretirement benefit credit (cost)	2.6	(5.7)	5.2	(11.5)
Costs related to unsolicited Emerson proposals	—	—	—	(11.2)
Gain (loss) on investments	98.2	—	(148.2)	—
Valuation adjustments related to the registration of PTC securities	—	—	33.7	—
Interest (expense) income, net	(21.2)	(10.3)	(39.2)	(22.5)
Income before income taxes (c)	402.4	299.6	523.2	597.4
Income tax provision(3)	(56.4)	(72.2)	(96.9)	(606.4)
Net income	$346.0	$227.4	$426.3	$(9.0)

Diluted EPS	$2.88	$1.77	$3.53	$(0.07)

Adjusted EPS(4)	$2.04	$1.89	$4.26	$3.85

Diluted weighted average outstanding shares for diluted EPS	120.0	128.5	120.7	127.6

Diluted weighted average outstanding shares for adjusted EPS(4)	120.0	128.5	120.7	129.3

Total segment operating margin(2) (b/a)	21.3%	20.9%	22.1%	21.6%

Pre-tax margin (c/a)	24.3%	18.1%	15.9%	18.5%

(1)	See Note 14 in the Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension and postretirement benefit credit (cost), costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, valuation adjustments related to the registration of PTC securities, interest (expense) income - net and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our Company. Our measures of total segment operating earnings and total segment operating margin may be different from those used by other companies.

(3)
During the three and six months ended March 31, 2018, we recorded charges of $11.5 million and $479.7 million, respectively, associated with the enactment of the Tax Act. Refer to Note 13 in the Consolidated Financial Statements for further information.

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

ROCKWELL AUTOMATION, INC.

Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Purchase accounting depreciation and amortization
Architecture & Software	$1.6	$1.7	$3.0	$3.3
Control Products & Solutions	2.4	2.5	4.8	5.0
Non-operating pension and postretirement benefit cost
Architecture & Software	1.5	1.7	3.1	3.4
Control Products & Solutions	2.4	2.7	4.8	5.3

ROCKWELL AUTOMATION, INC.

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) cost, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustments related to the registration of PTC securities, including their respective tax effects, and the adjustments related to the Tax Act in fiscal 2018.

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

The following are the components of operating and non-operating pension and postretirement benefit cost (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$19.8	$22.7	$39.6	$45.2
Operating pension and postretirement benefit cost	19.8	22.7	39.6	45.2

Interest cost	40.1	39.6	80.3	79.0
Expected return on plan assets	(61.2)	(61.5)	(122.4)	(122.7)
Amortization of prior service credit	(1.0)	(1.3)	(2.1)	(2.4)
Amortization of net actuarial loss	19.7	28.9	39.4	57.6
Settlements	(0.2)	—	(0.4)	—
Non-operating pension and postretirement benefit (credit) cost	(2.6)	5.7	(5.2)	11.5

Net periodic pension and postretirement benefit cost	$17.2	$28.4	$34.4	$56.7

ROCKWELL AUTOMATION, INC.

The following are reconciliations of net income, diluted EPS from net income and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net income	$346.0	$227.4	$426.3	$(9.0)
Non-operating pension and postretirement benefit (credit) cost	(2.6)	5.7	(5.2)	11.5
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.4	(1.8)	0.7	(3.6)
Costs related to unsolicited Emerson proposals	—	—	—	11.2
Tax effect of costs related to unsolicited Emerson proposals	—	—	—	(3.1)
Change in fair value of investments(1)	(98.2)	—	114.5	—
Tax effect in the change in fair value of investments(1)	—	—	(21.7)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	11.5	—	397.0
Effect of net deferred tax asset revaluation due to the Tax Act	—	—	—	94.2
Adjusted Income	$245.6	$242.8	$514.6	$498.2

Diluted EPS from net income	$2.88	$1.77	$3.53	$(0.07)
Non-operating pension and postretirement benefit (credit) cost	(0.02)	0.04	(0.04)	0.08
Tax effect of non-operating pension and postretirement benefit (credit) cost	—	(0.01)	0.01	(0.03)
Costs related to unsolicited Emerson proposals	—	—	—	0.09
Tax effect of costs related to unsolicited Emerson proposals	—	—	—	(0.02)
Change in fair value of investments(1)	(0.82)	—	0.94	—
Tax effect in the change in fair value of investments(1)	—	—	(0.18)	—
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	0.09	—	3.07
Effect of net deferred tax asset revaluation due to the Tax Act	—	—	—	0.73
Adjusted EPS	$2.04	$1.89	$4.26	$3.85

Effective tax rate	14.0%	24.1%	18.5%	101.5%
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.1%	0.2%	—%	0.3%
Tax effect of costs related to unsolicited Emerson proposals	—%	—%	—%	0.1%
Tax effect in the change in fair value of investments(1)	4.5%	—%	0.1%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act	—%	(3.8)%	—%	(66.4)%
Effect of net deferred tax asset revaluation due to the Tax Act	—%	—%	—%	(15.8)%
Adjusted Effective Tax Rate	18.6%	20.5%	18.6%	19.7%
(1)Includes (gain) loss on investments and valuation adjustments related to the registration of PTC securities.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2019, Compared to Three and Six Months Ended March 31, 2018

	Three Months Ended March 31,			Six Months Ended March 31,
(in millions, except per share amounts)	2019	2018	Change	2019	2018	Change
Sales	$1,657.2	$1,651.2	$6.0	$3,299.5	$3,237.8	$61.7
Income before income taxes	402.4	299.6	102.8	523.2	597.4	(74.2)
Diluted EPS	2.88	1.77	1.11	3.53	(0.07)	3.60
Adjusted EPS	2.04	1.89	0.15	4.26	3.85	0.41
Sales
Sales increased 0.4 percent and 1.9 percent year over year in the three and six months ended March 31, 2019, respectively. Organic sales increased 3.6 percent and 4.6 percent in the three and six months ended March 31, 2019, respectively. Currency translation decreased sales by 3.2 percentage points and 2.7 percentage points in the three and six months ended March 31, 2019, respectively.
Pricing contributed approximately 1.5 percentage points to sales growth in each of the three and six months ended March 31, 2019.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Three Months Ended March 31, 2018
North America	$987.1	1.4%	1.9%
EMEA	331.1	(2.8)%	5.5%
Asia Pacific	214.7	(1.9)%	3.6%
Latin America	124.3	5.4%	12.9%
Total Sales	$1,657.2	0.4%	3.6%

		Change vs.	Change in Organic Sales(1) vs.
	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018	Six Months Ended March 31, 2018
North America	$1,985.9	3.6%	4.0%
EMEA	625.5	(3.5)%	2.6%
Asia Pacific	429.1	(1.0)%	3.9%
Latin America	259.0	8.5%	16.4%
Total Sales	$3,299.5	1.9%	4.6%
(1) Organic sales and organic sales growth exclude the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2019, Compared to Three and Six Months Ended March 31, 2018

•	North America organic sales increased in the three and six months ended March 31, 2019, mainly due to strength in heavy industries and consumer, partially offset by weakness in automotive.

•	EMEA organic sales increased year over year in the three and six months ended March 31, 2019, led by consumer.

•	Organic sales in Asia Pacific increased in the three and six months ended March 31, 2019, led by heavy industries and automotive.

•	Latin America organic sales increased in the three and six months ended March 31, 2019, led by heavy industries.
General Corporate - Net
General corporate - net expenses was $26.7 million and $48.6 million in the three and six months ended March 31, 2019, respectively, compared to $24.8 million and $48.8 million the three and six months ended March 31, 2018, respectively.
Income before Income Taxes
Income before income taxes increased 34 percent year over year in the three months ended March 31, 2019. The increase in income before income taxes was primarily due to the gain on our investment in PTC. Income before income taxes decreased 12 percent year over year in the six months ended March 31, 2019. The decrease in income before income taxes was primarily due to the loss on our investment in PTC. Total segment operating earnings increased 3 percent and 4 percent in the three and six months ended March 31, 2019, respectively. The increase in total segment operating earnings was due to higher sales, partially offset by higher investment spending.
Income Taxes
The effective tax rate for the three months ended March 31, 2019, was 14.0 percent compared to 24.1 percent for the three months ended March 31, 2018. The decrease in the effective tax rate was primarily due to the prior year impact of provisional tax expense related to the transition tax on the deemed repatriation of foreign earnings ($11.5 million or 3.8 percent) resulting from the Tax Act as well as the PTC investment adjustments without a corresponding tax effect. Our Adjusted Effective Tax Rate for the three months ended March 31, 2019 was 18.6 percent compared to 20.5 percent for the three months ended March 31, 2018. Refer to Note 13 in the Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.
The effective tax rate for the six months ended March 31, 2019, was 18.5 percent compared to 101.5 percent for the six months ended March 31, 2018. The decrease in the effective tax rate was primarily due to the prior year impact of provisional tax expense related to the transition tax on the deemed repatriation of foreign earnings ($397.0 million or 66.4 percent) and the revaluation of net deferred tax assets ($94.2 million or 15.8 percent) resulting from the Tax Act. Our Adjusted Effective Tax Rate for the six months ended March 31, 2019 was 18.6 percent compared to 19.7 percent for the six months ended March 31, 2018. Refer to Note 13 in the Consolidated Financial Statements for further information regarding the effect of the enactment of the Tax Act on our financial condition and results of operations.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2019, Compared to Three and Six Months Ended March 31, 2018
Architecture & Software

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2019	2018	Change		2019	2018	Change
Sales	$739.7	$756.5	$(16.8)		$1,492.8	$1,492.1	$0.7
Segment operating earnings	209.9	217.2	(7.3)		446.9	441.4	5.5
Segment operating margin	28.4%	28.7%	(0.3)	pts	29.9%	29.6%	0.3	pts
Sales
Architecture & Software sales decreased 2.2 percent year over year in the three months ended March 31, 2019. Sales remained flat year over year in the six months ended March 31, 2019. Architecture & Software organic sales increased 1.2 percent and 2.9 percent in the three and six months ended March 31, 2019, respectively. Currency translation decreased sales by 3.5 percentage points and 2.9 percentage points in the three and six months ended March 31, 2019, respectively. An acquisition increased sales by 0.1 percentage points in the three months ended March 31, 2019.
For both reported and organic growth, Asia Pacific was the only region to report growth for the three and six months ended March 31, 2019. EMEA grew organically in the three and six months ended March 31, 2019.
Logix sales decreased 6 and 1 percent year over year in the three and six months ended March 31, 2019, respectively. Logix organic sales decreased 2 percent and increased 2 percent year over year in the three and six months ended March 31, 2019, respectively, while currency translation decreased Logix sales by 4 and 3 percentage points in the three and six months ended March 31, 2019, respectively.
Operating Margin
Architecture & Software segment operating earnings decreased 3.4 percent year over year in the three months ended March 31, 2019. Segment operating earnings increased 1.2 percent year over year in the six months ended March 31, 2019. Segment operating margin decreased to 28.4 percent from 28.7 percent in the three months ended March 31, 2019. Segment operating margin increased to 29.9 percent from 29.6 percent in the six months ended March 31, 2019.

ROCKWELL AUTOMATION, INC.

Three and Six Months Ended March 31, 2019, Compared to Three and Six Months Ended March 31, 2018
Control Products & Solutions

	Three Months Ended March 31,				Six Months Ended March 31,
(in millions, except percentages)	2019	2018	Change		2019	2018	Change
Sales	$917.5	$894.7	$22.8		$1,806.7	$1,745.7	$61.0
Segment operating earnings	143.9	127.7	16.2		281.8	258.9	22.9
Segment operating margin	15.7%	14.3%	1.4	pts	15.6%	14.8%	0.8	pts
Sales
Control Products & Solutions sales increased 2.5 percent and 3.5 percent year over year in the three and six months ended March 31, 2019. Organic sales increased 5.7 percent and 6.1 percent and currency translation decreased sales by 3.2 percentage points and 2.6 percentage points in the three and six months ended March 31, 2019, respectively.
For both reported and organic growth, North America and Latin America were the only regions to report growth for the three and six months ended March 31, 2019.
Product sales decreased 1 percent and increased 1 percent year over year in the three and six months March 31, 2019, respectively. Product organic sales increased by 2 and 3 percent and currency translation decreased sales by 3 and 2 percentage points in the three and six months ended March 31, 2019, respectively.
Sales in our solutions and services businesses increased 5 percent in each of the three and six months ended March 31, 2019. Organic sales in our solutions and services businesses increased 8 percent and currency translation decreased sales by 3 percentage points in each of the three and six months ended March 31, 2019.
Operating Margin
Control Products & Solutions segment operating earnings increased 12.7 percent and 8.8 percent year over year in the three and six months ended March 31, 2019, respectively. Segment operating margin increased to 15.7 percent and 15.6 percent in the three and six months ended March 31, 2019, respectively, compared to 14.3 percent and 14.8 percent a year ago, primarily due to higher sales, partially offset by higher investment spending.

ROCKWELL AUTOMATION, INC.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities	$355.8	$594.1
Investing activities	118.1	503.3
Financing activities	(306.0)	(1,103.4)
Effect of exchange rate changes on cash	(6.7)	29.0
Increase in cash and cash equivalents	$161.2	$23.0
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2019	2018
Cash provided by operating activities	$355.8	$594.1
Capital expenditures	(80.9)	(56.2)
Free cash flow	$274.9	$537.9
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
Cash provided by operating activities was $355.8 million for the six months ended March 31, 2019, compared to $594.1 million for the six months ended March 31, 2018. Free cash flow was $274.9 million for the six months ended March 31, 2019, compared to $537.9 million for the six months ended March 31, 2018. The year over year decreases in cash provided by operating activities and free cash flow in the first six months of fiscal 2019 compared to the first six months of fiscal 2018 were primarily due to an increase in working capital, a payment due to settlement of treasury locks, and higher tax payments, including a payment for taxes under the Tax Act related to deemed repatriation of foreign earnings.
We repurchased approximately 3.2 million shares of our common stock under our share repurchase program in the first six months of fiscal 2019. The total cost of these shares was $528.8 million, of which $11.9 million was recorded in accounts payable at March 31, 2019, related to share repurchases that did not settle until April 2019. We had $18.3 million in unsettled share repurchases outstanding at September 30, 2018 that did not settle until October 2018. We repurchased approximately 3.6 million shares of our common stock in the first six months of fiscal 2018. The total cost of these shares was $673.6 million, of which $12.3 million was recorded in accounts payable at March 31, 2018, related to share repurchases that did not settle until April 2018. Our decision to repurchase shares in the remainder of 2019 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. At March 31, 2019, we had approximately $579.6 million remaining for share repurchases under the $1.0 billion share repurchase authorization approved by the Board of Directors on September 6, 2018. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At March 31, 2019, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
In the first six months of fiscal year 2019, we repatriated $415.3 million to the U.S. from our foreign subsidiaries. The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.  We anticipate repatriating additional amounts over the remainder of fiscal year 2019.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
In March 2019, we issued $1 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.500% notes due in March 2029 (2029 Notes) and $575.0 million of 4.200% notes due in March 2049 (2049 Notes), both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds to be used for general corporate purposes.
There were no commercial paper borrowings outstanding as of March 31, 2019. Commercial paper borrowings were $550.0 million at September 30, 2018. The weighted average interest rate of the commercial paper outstanding at September 30, 2018 was 2.27 percent.
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We have not borrowed against either credit facility during the periods ended March 31, 2019 or September 30, 2018. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
Separate short-term unsecured credit facilities of approximately $153.6 million at March 31, 2019, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2019 and 2018 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2019 and 2018. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of March 31, 2019:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2019, we reclassified $3.7 million and $6.0 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2018, we reclassified $6.8 million and $12.0 million, respectively, in pre-tax net losses related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $14.2 million of pre-tax net unrealized gains on cash flow hedges as of March 31, 2019, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at March 31, 2019, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
North America	$987.1	$5.3	$992.4	$(0.3)	$992.1	$973.8	$—	$973.8
EMEA	331.1	28.5	359.6	(0.1)	359.5	340.6	—	340.6
Asia Pacific	214.7	12.1	226.8	(0.1)	226.7	218.9	—	218.9
Latin America	124.3	8.8	133.1	—	133.1	117.9	—	117.9
Total Company Sales	$1,657.2	$54.7	$1,711.9	$(0.5)	$1,711.4	$1,651.2	$—	$1,651.2

	Six Months Ended March 31, 2019					Six Months Ended March 31, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
North America	$1,985.9	$9.1	$1,995.0	$(0.3)	$1,994.7	$1,917.7	$—	$1,917.7
EMEA	625.5	39.3	664.8	(0.1)	664.7	648.0	—	648.0
Asia Pacific	429.1	21.4	450.5	(0.1)	450.4	433.4	—	433.4
Latin America	259.0	18.9	277.9	—	277.9	238.7	—	238.7
Total Company Sales	$3,299.5	$88.7	$3,388.2	$(0.5)	$3,387.7	$3,237.8	$—	$3,237.8

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$739.7	$26.4	$766.1	$(0.5)	$765.6	$756.5	$—	$756.5
Control Products & Solutions	917.5	28.3	945.8	—	945.8	894.7	—	894.7
Total Company Sales	$1,657.2	$54.7	$1,711.9	$(0.5)	$1,711.4	$1,651.2	$—	$1,651.2

ROCKWELL AUTOMATION, INC.

	Six Months Ended March 31, 2019					Six Months Ended March 31, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$1,492.8	$42.8	$1,535.6	$(0.5)	$1,535.1	$1,492.1	$—	$1,492.1
Control Products & Solutions	1,806.7	45.9	1,852.6	—	1,852.6	1,745.7	—	1,745.7
Total Company Sales	$3,299.5	$88.7	$3,388.2	$(0.5)	$3,387.7	$3,237.8	$—	$3,237.8

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at March 31, 2019, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 15 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at March 31, 2019, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at March 31, 2019, there has been no material change to this information.
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

ROCKWELL AUTOMATION, INC.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at March 31, 2019, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. We believe that at March 31, 2019, there has been no material change to this information, except that the risk factor related to acquisitions and technology investments is updated in its entirety as follows:

Failure to identify, manage, complete, and integrate strategic transactions may adversely affect our business or we may not achieve the expected benefits of these transactions

As part of our strategy, we may pursue strategic transactions, including acquisitions, joint ventures, investments, other business opportunities and purchases of technology from third parties. In order to be successful with these transactions, we must identify attractive transaction opportunities, successfully complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology (including related personnel) and cooperation with our joint venture and other strategic partners. We may not be able to identify or complete beneficial transaction opportunities given the intense competition for them. Even if we successfully identify and complete such transactions, we may not achieve the expected benefits of such transactions and we may not be able to successfully address risks and uncertainties inherent in such transactions, including:

•
difficulties in integrating the purchased or new operations, technologies, products or services, retaining customers and achieving the expected benefits of the transaction, such as sales increases, access to technologies, cost savings and increases in geographic or product presence, in the desired time frames;

•	loss of key employees or difficulties integrating personnel;

•	legal and compliance issues;

•	difficulties implementing and maintaining consistent standards, financial systems, internal and other controls, procedures, policies and information systems;

•
difficulties maintaining relationships with our joint venture and other strategic partners (including as a result of such joint venture and other strategic partners having differing business objectives) and managing disputes with such joint venture and other strategic partners that may arise in connection with our relationships with them; and

•	diversion of management's attention from other business concerns.

Future strategic transactions and technology investments could result in debt, dilution, liabilities, increased interest expense, restructuring charges, and impairment and amortization expenses related to intangible assets.

With respect to our proposed joint venture with Schlumberger, completion of the transaction is subject to the receipt of certain regulatory approvals and the satisfaction of other customary conditions. Although the parties have agreed to work together to take all necessary actions to complete the transaction, there can be no assurance that these approvals will be obtained or that other conditions to completion of the transaction will be satisfied.

ROCKWELL AUTOMATION, INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
Jan 1 - 31, 2019	430,242	$158.62	430,242	$747,376,357
Feb 1 - 28, 2019	244,796	176.65	244,796	704,133,601
Mar 1 - 31, 2019	705,341	176.53	705,341	579,619,370
Total	1,380,379	170.97	1,380,379

(1)	All of the shares purchased during the quarter ended March 31, 2019 were acquired pursuant to the repurchase programs described in (3) below.

(2)	Average price paid per share includes brokerage commissions.

(3)
On September 6, 2018, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management's discretion or at our broker's discretion pursuant to a share repurchase plan subject to price and volume parameters.

ROCKWELL AUTOMATION, INC.

Item 6. Exhibits
(a) Exhibits:

Exhibit 4.1	—	Form of certificate for the Company's 3.500% Notes due March 1, 2029, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
Exhibit 4.2	—	Form of certificate for the Company's 4.200% Notes due March 1, 2049, filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
Exhibit 10	—
Rockwell Automation Consultant Agreement, dated as of February 20, 2019, between the Company and Theodore Crandall, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated February 22, 2019, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	April 25, 2019	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 25, 2019	By	/s/ DAVID M. DORGAN
David M. Dorgan Vice President and Controller (Principal Accounting Officer)