Form 10-K
period 2019-09-30
ROCKWELL AUTOMATION, INC
filed 2019-11-12
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 29, 2019 was approximately $21.7 billion.
115,546,942 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 4, 2020 is incorporated by reference into Part III hereof.

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
Item 1.    Business
General
Rockwell Automation, Inc. (“Rockwell Automation” or the “Company”) is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. Our hardware and software products, solutions and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk.
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
As used herein, the terms “we”, “us”, “our”, “Rockwell Automation” or the “Company” include wholly-owned and controlled majority-owned subsidiaries and predecessors unless the context indicates otherwise. Information included in this Annual Report on Form 10-K refers to our continuing businesses unless otherwise indicated.
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 4, 2020 (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
We have two operating segments: Architecture & Software and Control Products & Solutions. Both operating segments share a common sales organization and supply chain and conduct business globally. Major markets served by both segments consist of discrete end markets (e.g., Automotive, Semiconductor, and Warehousing & Logistics), hybrid end markets (e.g., Food & Beverage, and Life Sciences), and process end markets (e.g., Oil & Gas, Metals, and Chemicals).
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country-of-destination basis are in China, Canada, Italy, Mexico, the United Kingdom, Germany, and Brazil. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
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
Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 75 percent of our global sales are through independent distributors. Sales to our largest distributor in 2019, 2018 and 2017 were approximately 10 percent of our total sales.
Employees
At September 30, 2019, we had approximately 23,000 employees. Approximately 8,600 were employed in the United States.
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

Backlog
Our total order backlog consists of (in millions):

	September 30,
	2019	2018
Architecture & Software	$174.7	$168.5
Control Products & Solutions	1,194.7	1,243.5
	$1,369.4	$1,412.0
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled beyond 2020 were approximately $225 million as of September 30, 2019. Backlog was reclassified in 2018 to conform to our current reportable segments. See Note 17 in the Consolidated Financial Statements for more information.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 16 in the Consolidated Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.
Patents, Licenses and Trademarks
We own or license numerous patents and patent applications related to our hardware and software products and operations. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. We have received various claims of patent infringement and requests for patent indemnification. We believe that none of these claims or requests will have a material adverse effect on our financial condition. See Item 1A. Risk Factors for a discussion of risks associated with our intellectual property.
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®” and “PlantPAx® Process Automation System™” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “ControlLogix®” and “CompactLogix®” for our control systems, “PowerFlex®” for our AC drives, and “Rockwell Software®” and “FactoryTalk®” for our software offerings.
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
Our Enterprise Risk Management (ERM) process seeks to identify and address significant risks. Our ERM process assesses, manages, and monitors risks consistent with the integrated risk framework in the Enterprise Risk Management - Integrated Framework (2017) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We believe that risk-taking is an inherent aspect of the pursuit of our strategy. Our goal is to manage risks prudently rather than avoid risks. We can mitigate risks and their impact on the Company only to a limited extent.
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
The London Interbank Offered Rate (LIBOR) is the basis for determining the amount of our interest payments on borrowings under our $1.25 billion unsecured revolving credit facility. In addition, we have outstanding interest rate swaps that contain a variable element based on LIBOR. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. If LIBOR ceases to exist, we may need to amend certain agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. Additionally, uncertainty as to the nature of a potential discontinuance or modification of LIBOR, alternative reference rates or other reforms may materially adversely affect the trading market for securities linked to such benchmarks. For additional information, see Financial Condition in MD&A.
We sell to customers around the world and are subject to the risks of doing business in many countries.
We do business in more than 100 countries around the world. Approximately 46 percent of our sales in 2019 were to customers outside the U.S. In addition, many of our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions, investments, taxation, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
We rely on suppliers to provide equipment, components and services.
Our business requires that we buy equipment, components and services including finished products, electronic components and commodities. Our reliance on suppliers involves certain risks, including:

•	poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products;

•	changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility or other factors that affect our suppliers;

•	embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers;

•	intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers; and

•	shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions and services.
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
We rely heavily on information technology (IT) in our hardware and software products, solutions and services for customers, manufacturing environment, and in our enterprise infrastructure. Despite the implementation of security measures, our IT systems are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders, and other actors who may engage in fraud, theft of confidential or proprietary information, or sabotage. Our systems could be compromised by malware (including ransomware), cyber attacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. Given that our hardware and software products and services are used in critical infrastructure, these threats could indicate increased risk for our products, services, manufacturing, and IT infrastructure. Recent global cyber attacks have been perpetuated by compromising software updates in widely-used software products, increasing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, malware attacks were spread throughout the supply chain, moving from one company to the next via authorized network connections.
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
Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies.  In addition, we rely on partners and vendors for a wide range of outsourced activities, including cloud providers, as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business.
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
Legislative and regulatory action may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in these countries or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification and labeling laws and regulations. Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions and services. Compliance with state, federal and foreign privacy regulations, such as the European Union’s General Data Protection Regulation (GDPR), could increase our operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. Failure to maintain information privacy could result in legal liability or reputational harm.
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
In North America, a large percentage of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. We depend on the capabilities and competencies of our distributors to sell our hardware and software products and services and deliver value to our customers. Disruptions to our existing distribution channel or the failure of distributors to maintain and develop the appropriate capabilities to sell our hardware and software products and services could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor or other events.

Failure to identify, manage, complete, and integrate strategic transactions may adversely affect our business or we may not achieve the expected benefits of these transactions.
As part of our strategy, we may pursue strategic transactions, including acquisitions, joint ventures, investments, other business opportunities and purchases of technology from third parties. In order to be successful, we must identify attractive transaction opportunities, effectively complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology (including related personnel) and cooperation with our joint venture and other strategic partners. We may not be able to identify or complete beneficial transaction opportunities given the intense competition for them. Even if we successfully identify and complete such transactions, we may not achieve the expected benefits of such transactions and we may not be able to successfully address risks and uncertainties inherent in such transactions, including:

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

•	diversion of management’s attention from other business concerns.

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
Our success depends in part on the efforts and abilities of our management team and key employees, and the effective implementation of processes and technology to increase employee engagement, productivity, and efficiency. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. Difficulty attracting, developing, and retaining members of our management team and key employees with the necessary expertise, including by offering attractive compensation, benefits, and development opportunities, could have a negative effect on our business, operating results and financial condition. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency, and to mitigate failure risks from older technologies currently in use. Failure to identify and successfully implement new processes and technologies could add costs and complications to ongoing operations and negatively impact employee engagement, productivity, and efficiency.
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
We have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain of our products many years ago. Our products may also be used in hazardous industrial activities, which could result in product liability claims. The uncertainties of litigation (including asbestos claims) and the uncertainties related to the collection of insurance proceeds make it difficult to predict the ultimate resolution of these lawsuits.
Our operations are subject to various environmental regulations concerning human health, the limitation and control of emissions and discharges into the air, ground, and water, the quality of air and bodies of water, and the handling, use and disposal of specified substances. Our financial responsibility to clean up contaminated property or for natural resource damages may extend to previously owned or used properties, waterways and properties owned by unrelated companies or individuals, as well as properties that we currently own and use, regardless of whether the contamination is attributable to prior owners. We have been named as a potentially responsible party at cleanup sites and may be so named in the future, and the costs associated with these current and future sites may be significant.
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
We own common stock of PTC Inc. (PTC), a Nasdaq-listed company, that we acquired for an aggregate purchase price of approximately $1.0 billion. We present this investment on our Consolidated Balance Sheet at its fair value at the end of each reporting period, less a valuation adjustment for periods ending prior to the registration of our shares of PTC common stock (Shares) under the Securities Act of 1933, as amended, on November 28, 2018, per a registration rights agreement entered into with PTC. The fair value of the Shares is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions, and the performance of PTC. We will recognize all changes in the fair value of the Shares (whether realized or unrealized) as gains or losses in our Consolidated Statement of Operations. Accordingly, changes in the fair value of the Shares can materially impact the earnings we report, which introduces volatility in our earnings that is not associated with the results of our business operations. In particular, significant declines in the fair value of the Shares would produce significant declines in our reported earnings.

While there is an established trading market for shares of PTC common stock, there are limitations on our ability to dispose of some or all of the Shares should we wish to reduce our investment. Until July 19, 2021, we are subject to contractual restrictions on our ability to transfer the Shares, subject to certain exceptions. In addition, we are subject to certain restrictions on our ability to transfer the Shares under the securities laws. Further, the reported value of the Shares does not necessarily reflect their lowest current market price. If we were forced to sell some or all of the Shares in the market, there can be no assurance that we would be able to sell them at prices equivalent to the value of the Shares that we have reported on our Consolidated Balance Sheet, and we may be forced to sell them at significantly lower prices.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 2.8 million square feet, of which 40 percent was in North America. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2019:

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global and North America Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding the manufacturing square footage of our principal locations as of September 30, 2019:

Location	Manufacturing Square Footage

Monterrey, Mexico	607,000
Mequon, Wisconsin, United States	230,000
Tecate, Mexico	225,000
Aarau, Switzerland	223,000
Twinsburg, Ohio, United States	200,000
Richland Center, Wisconsin, United States	189,000
Cambridge, Canada	165,000
Ladysmith, Wisconsin, United States	150,000
Katowice, Poland	140,000
Harbin, China	138,000
Shanghai, China	106,000
Jundiai, Brazil	95,000
Singapore	74,000
There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition and contain all equipment and facilities necessary to operate at present levels. The square footage of a given manufacturing facility is not indicative of the sales contribution of the products manufactured there.

Item 3.    Legal Proceedings
The information required by this Item is contained in Note 16 in the Consolidated Financial Statements within the section entitled Other Matters.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A.    Information about our Executive Officers
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2019 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Blake D. Moret — Chairman of the Board since January 1, 2018, and President and Chief Executive Officer since July 1, 2016; previously Senior Vice President	56
Sujeet Chand — Senior Vice President and Chief Technology Officer	61
Thomas Donato — Senior Vice President since January 1, 2019; previously President, Europe, Middle East and Africa (from 2015-2018) and Vice President, Canada	47
David M. Dorgan — Vice President and Controller	55
Steven W. Etzel — Vice President and Treasurer	59
Elik I. Fooks — Senior Vice President since March 16, 2017; previously Vice President and General Manager, Sensing, Safety, and Connectivity Business	68
John A. Genovesi — Senior Vice President since January 1, 2019; previously Vice President and General Manager, Information Software Business	56
Patrick P. Goris — Senior Vice President and Chief Financial Officer since February 7, 2017; previously Vice President, Finance, Architecture and Software and (from 2013-2015) Operations and Engineering Services, and (from July 2015) Vice President, Investor Relations	48
Rebecca W. House — Senior Vice President, General Counsel and Secretary since January 3, 2017; previously Assistant General Counsel, Operations and Compliance, and Assistant Secretary at Harley-Davidson, Inc. (motorcycle manufacturer)	46
Karen L. Keegans — Senior Vice President, Human Resources since January 7, 2019; previously Chief Human Resources Officer at Pentair PLC (diversified industrial manufacturer) (from 2016-2018) and Chief Human Resources Officer, Praxair, Inc. (industrial gas)	54
Frank C. Kulaszewicz — Senior Vice President	55
John M. Miller — Vice President and Chief Intellectual Property Counsel	52
Robert B. Murphy — Senior Vice President, Connected Enterprise Consulting since July 2, 2018; previously Senior Vice President, Operations and Engineering Services (from May 2016 - July 2018) and Vice President, Manufacturing Operations	60
Christopher Nardecchia — Senior Vice President and Chief Information Officer since November 1, 2017; previously Vice President and Chief Information Officer, Global Operations and Supply Chain, Amgen, Inc. (biopharmaceutical company)	57
Ernest Nicolas — Senior Vice President, Operations and Engineering Services since November 1, 2019; previously Vice President, Global Supply Chain (from July 2018 to November 2019), Vice President, Strategic Sourcing and Supply Management (from August 2015 to July 2018), Director, Strategic Sourcing (from February 2015 to August 2015), and Regional Director, Asia Pacific Manufacturing (January 2013 to February 2015)	42
Francis S. Wlodarczyk — Senior Vice President since July 2, 2018; previously Vice President, Control and Visualization Business	54

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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”, On October 31, 2019, there were 15,269 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1 – 31, 2019	527,125	$161.25	527,125	$1,248,327,129
August 1 – 31, 2019	461,030	150.97	461,030	1,178,723,296
September 1 – 30, 2019	434,830	161.71	434,830	1,108,405,228
Total	1,422,985	158.06	1,422,985

(1)	All of the shares purchased during the quarter ended September 30, 2019 were acquired pursuant to the repurchase programs described in (3) below.

(2)	Average price paid per share includes brokerage commissions.

(3)
On both September 6, 2018 and July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
The following line graph compares the cumulative total shareowner return on our Common Stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P Electrical Components & Equipment Index for the period of five fiscal years from October 1, 2014 to September 30, 2019, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2014 and reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Rockwell Automation, S&P 500 Index & S&P Electrical Components & Equipment

$200
$150
$100
$50
2014
2015
2016
2017
2018
2019
Fiscal Year Ended September 30
Rockwell Automation
S&P 500 Index
S&P Electrical Components & Equipment

The cumulative total returns on Rockwell Automation Common Stock and each index as of each September 30, 2014 through 2019 plotted in the above graph are as follows:

	2014	2015	2016	2017	2018	2019
Rockwell Automation*	$100.00	$94.51	$116.98	$173.79	$186.37	$167.66
S&P 500 Index	100.00	99.39	114.72	136.07	160.44	167.27
S&P Electrical Components & Equipment	100.00	83.01	102.68	123.34	142.89	147.68
Cash dividends per common share	2.32	2.60	2.90	3.04	3.51	3.88
* Includes the reinvestment of all dividends in our Common Stock.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Consolidated Financial Statements. The selected financial data below has been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,694.8	$6,666.0	$6,311.3	$5,879.5	$6,307.9
Interest expense	98.2	73.0	76.2	71.3	63.7
Net income(1)	695.8	535.5	825.7	729.7	827.6
Earnings per share:
Basic	5.88	4.27	6.42	5.60	6.15
Diluted	5.83	4.21	6.35	5.56	6.09
Cash dividends per share	3.88	3.51	3.04	2.90	2.60
Consolidated Balance Sheet Data: (at end of period)
Total assets	$6,113.0	$6,262.0	$7,161.7	$7,101.2	$6,404.7
Short-term debt and current portion of long-term debt	300.5	551.0	600.4	448.6	—
Long-term debt	1,956.4	1,225.2	1,243.4	1,516.3	1,500.9
Shareowners’ equity	404.2	1,617.5	2,663.6	1,990.1	2,256.8
Other Data:
Capital expenditures	$132.8	$125.5	$141.7	$116.9	$122.9
Depreciation	126.2	136.4	138.7	143.3	133.1
Intangible asset amortization	26.0	28.2	30.2	28.9	29.4

(1)
During the fourth quarter of fiscal 2017, we sold a product distribution business within our Control Products & Solutions segment. This business held no intellectual property and included products sold outside of our core channel and under different brands. We sold this business for approximately $94 million and recorded a pre-tax gain of $60.8 million, which is included within Other income (expense) in the Consolidated Statement of Operations. During fiscal 2018, we recorded a gain of $90 million due to a change in fair value of our investment in PTC, which is included within Other income (expense) in the Consolidated Statement of Operations. During fiscal 2018, we recorded charges of $538.3 million associated with the enactment of the Tax Cuts and Jobs Act of 2017. During fiscal 2019, we recorded a loss of $368.5 million due to a change in fair value of our investment in PTC, which is included within Other income (expense) in the Consolidated Statement of Operations. Refer to Note 9 in the Consolidated Financial Statements for further information regarding our investment in PTC.

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
Overview
Rockwell Automation, Inc. is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. Overall demand for our hardware and software products, solutions and services is driven by:

•	investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines and new facilities or production lines;

•	investments in basic materials production capacity, which may be related to commodity pricing levels;

•	our customers’ needs for faster time to market, operational productivity, asset management and reliability, and enterprise risk management;

•	our customers’ needs to continuously improve quality, safety and sustainability;

•	industry factors that include our customers’ new product introductions, demand for our customers’ products or services and the regulatory and competitive environments in which our customers operate;

•	levels of global industrial production and capacity utilization;

•	regional factors that include local political, social, regulatory and economic circumstances; and

•	the spending patterns of our customers due to their annual budgeting processes and their working schedules.
Long-term Strategy
Our strategy is to bring The Connected Enterprise to life by integrating control and information across the enterprise. We deliver customer outcomes by combining advanced industrial automation with the latest information technology. Our growth and performance strategy seeks to:

•	achieve organic sales growth in excess of the automation market by expanding our served market and strengthening our competitive differentiation;

•	grow market share of our core platforms;

•	drive double digit growth in information solutions and connected services;

•
acquire companies that serve as catalysts to organic growth by increasing our information solutions and high-value services offerings and capabilities, expanding our global presence, or enhancing our process expertise;

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
Differentiation through Technology Innovation and Domain Expertise
Our integrated control and information architecture, with Logix at its core, is an important differentiator. We are the only automation provider that can support discrete, process, batch, safety, motion and power control on the same hardware platform with the same software programming environment. Our integrated architecture is scalable with standard open communications protocols making it easier for customers to implement it more cost effectively. Our information software portfolio, combined with the software made available as a result of our strategic alliance with PTC, is the most comprehensive and flexible information platform in the industry.  Through the combination of this technology and our domain expertise we help customers to achieve additional productivity benefits, such as reduced unplanned downtime, improved energy efficiency, higher quality and increased throughput yield.
Intelligent motor control is one of our core competencies and an important aspect of an automation system. These hardware and software products and solutions enhance the availability, efficiency and safe operation of our customers’ critical and most energy-intensive plant assets. Our intelligent motor control offering can be integrated seamlessly with the Logix architecture.
Domain expertise refers to the industry and application knowledge required to deliver solutions and services that support customers through the entire life cycle of their automation investment. The combination of industry-specific domain expertise of our people with our innovative technologies enables us to help our customers solve their manufacturing and business challenges.
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. Approximately 60 percent of our employees and 46 percent of our sales are outside the U.S. We continue to expand our footprint in emerging markets.
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
Enhanced Market Access
Over the past decade, our investments in technology and globalization have enabled us to expand our addressed market to over $90 billion. Our process initiative has been the most important contributor to this expansion and remains our largest growth opportunity. i
Original Equipment Manufacturers (OEMs) represent another area of addressed market expansion and an important growth opportunity. To remain competitive, OEMs need to find the optimal balance of machine cost and performance while reducing their time to market. Our scalable integrated architecture and intelligent motor control offerings, along with design productivity tools and our motion and safety products, can assist OEMs in addressing these business needs.
We have developed a powerful network of channel partners, technology partners and commercial partners that act as amplifiers to our internal capabilities and enable us to serve our customers’ needs around the world.
Broad Range of Industries Served
We apply our knowledge of manufacturing applications to help customers solve their business challenges. We serve customers in a wide range of industries, which we group into three broad categories: discrete, hybrid, and process.

Discrete	Hybrid	Process
Automotive	Food & Beverage	Oil & Gas
Semiconductor	Life Sciences	Mining, Aggregates & Cement
General Industries	Household & Personal Care	Metals
Warehousing & Logistics	Tire	Chemicals
Printing & Publishing	Eco Industrial	Pulp & Paper
Marine	Water / Wastewater	Traditional Power
Glass	Mass Transit	Other Process
Fiber/Textiles	Renewable Energy
Airports
Aerospace
Other Discrete
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
In January 2019, we acquired Emulate3D, an innovative engineering software developer whose products digitally simulate and emulate industrial automation systems. This acquisition enables our customers to virtually test machine and system designs before incurring manufacturing and automation costs and committing to a final design.
In 2018, we made several investments, including in shares of PTC common stock (the “PTC Shares”). PTC is the leader in the Industrial Internet of Things and augmented reality. Our investment in and alliance with PTC is accelerating growth for both companies and enabling us to be the partner of choice for customers around the world who want to transform their physical operations with digital technology. The result will be an unmatched integrated information solution that will enable customers to achieve increased productivity, heightened plant efficiency, reduced operational risk and better system interoperability.
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

U. S. Industrial Economic Trends
In 2019, sales in the U.S. accounted for approximately 54 percent of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators from fiscal 2017 to 2019. In the fourth quarter of fiscal 2019, the IP Index improved slightly compared to the prior quarter and the same quarter in the prior year. PMI is now below 50 and decreased compared to the prior quarter and the same quarter in the prior year.

	IP Index	PMI
Fiscal 2019 quarter ended:
September 2019	109.5	47.8
June 2019	109.2	51.7
March 2019	109.8	55.3
December 2018	110.3	54.3
Fiscal 2018 quarter ended:
September 2018	109.3	59.5
June 2018	107.9	60.0
March 2018	106.7	59.3
December 2017	106.1	59.3
Fiscal 2017 quarter ended:
September 2017	104.2	60.2
June 2017	104.4	56.7
March 2017	103.0	56.6
December 2016	102.2	54.3
Note: Economic indicators are subject to revisions by the issuing organizations.

Non-U.S. Economic Trends
In 2019, sales outside the U.S. accounted for approximately 46 percent of our total sales. These customers include both indigenous companies and multinational companies with expanding global presence. In addition to the global factors previously mentioned in the “Overview” section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in the respective countries’ gross domestic product and IP as indicators of the growth opportunities in each region where we do business.

Macroeconomic indicators have slowed during 2019 and are projected to slow further in 2020, particularly in IP and gross domestic product growth rates. The economic outlook for Europe and China has softened further amid slowing global growth, trade tension with the U.S., and continued Brexit uncertainty. Overall Latin America IP is expected to increase.

Summary of Results of Operations
In 2019, sales were $6,694.8 million, an increase of 0.4 percent year over year. Organic sales increased 2.8 percent. Currency translation decreased sales by 2.4 percentage points. Organic sales growth was broad-based across regions and was led by strength in process end markets.
The following is a summary of our results related to key growth initiatives:

•	Logix reported sales decreased 2 percent year over year in 2019 compared to 2018. Organic sales increased 1 percent, and currency translation decreased sales by 3 percentage points.

•
Process control initiative reported sales increased 1 percent year over year in 2019 compared to 2018. Organic sales increased 4 percent, and currency translation decreased sales by 3 percentage points.

•
Sales in emerging countries increased 1 percent year over year in 2019 compared to 2018. Organic sales in emerging countries increased 6 percent, and currency translation decreased sales in emerging countries by 5 percentage points.

The following table reflects our sales and operating results (in millions, except per share amounts):

	Year Ended September 30,
	2019	2018	2017
Sales
Architecture & Software	$3,021.9	$3,050.2	$2,858.6
Control Products & Solutions	3,672.9	3,615.8	3,452.7
Total sales (a)	$6,694.8	$6,666.0	$6,311.3
Segment operating earnings[1]
Architecture & Software	$874.8	$897.9	$780.0
Control Products & Solutions	598.8	543.9	448.1
Total segment operating earnings[2] (b)	1,473.6	1,441.8	1,228.1
Purchase accounting depreciation and amortization	(16.6)	(17.4)	(21.4)
General corporate — net	(108.8)	(100.0)	(95.9)
Non-operating pension and postretirement benefit credit (cost)	8.4	(23.8)	(77.6)
Costs related to unsolicited Emerson proposals	—	(11.2)	—
(Loss) gain on investments	(402.2)	123.7	—
Valuation adjustments related to the registration of PTC Shares	33.7	(33.7)	—
Gain on sale of business[3]	—	—	60.8
Interest (expense) income, net	(87.1)	(48.6)	(56.6)
Income before income taxes (c)	901.0	1,330.8	1,037.4
Income tax provision[4]	(205.2)	(795.3)	(211.7)
Net income	$695.8	$535.5	$825.7

Diluted EPS	$5.83	$4.21	$6.35

Adjusted EPS[5]	$8.67	$8.10	$6.73

Diluted weighted average outstanding shares	119.3	126.9	129.9
Total segment operating margin[2] (b/a)	22.0%	21.6%	19.5%
Pre-tax margin (c/a)	13.5%	20.0%	16.4%

(1)
See Note 17 in the Consolidated Financial Statements for the definition of segment operating earnings. Effective October 1, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension and postretirement benefit credit (cost), costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, valuation adjustments related to the registration of PTC Shares, gains and losses from the disposition of businesses, interest (expense) income - net and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe that these measures are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

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

(4)
During fiscal 2018, we recorded charges of $538.3 million associated with the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Refer to Note 15 in the Consolidated Financial Statements for further information.

(5)
Adjusted EPS is a non-GAAP earnings measure that excludes non-operating pension and postretirement benefit cost (credit), costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustments related to the registration of PTC Shares, including their respective tax effects and the charges associated with the enactment of the Tax Act in fiscal 2018. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2019	2018	2017
Purchase accounting depreciation and amortization
Architecture & Software	$6.4	$6.3	$6.4
Control Products & Solutions	9.1	10.1	14.0
Non-operating pension and postretirement benefit (credit) cost
Architecture & Software	(5.4)	7.1	27.7
Control Products & Solutions	(8.5)	11.2	43.4
Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) cost, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, gains and losses on investments, and valuation adjustments related to the registration of PTC Shares, including their respective tax effects, and the adjustments related to the Tax Act in fiscal 2018.

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

We have adopted ASU 2017-07, which defines operating and non-operating pension and postretirement benefit cost. Under this new standard, only the service cost component of pension and postretirement benefit cost is an operating cost. All other components of pension and postretirement benefit cost are considered to be non-operating costs. These components of net periodic pension and postretirement benefit cost primarily relate to changes in pension assets and liabilities that are the result of market performance; we consider these and other excluded costs to be unrelated to the operating performance of our business.
The following are the components of operating and non-operating pension and postretirement benefit cost (in millions):

	Year Ended September 30,
	2019	2018	2017
Service cost	$79.1	$90.2	$98.4
Operating pension and postretirement benefit cost	79.1	90.2	98.4

Interest cost	160.6	157.7	154.1
Expected return on plan assets	(244.7)	(244.8)	(225.2)
Amortization of prior service credit	(4.2)	(4.9)	(9.8)
Amortization of net actuarial loss	78.7	115.1	155.2
Settlements	1.2	0.7	3.3
Non-operating pension and postretirement benefit (credit) cost	(8.4)	23.8	77.6

Net periodic pension and postretirement benefit cost	$70.7	$114.0	$176.0

The following are reconciliations of net income, diluted EPS from net income and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2019	2018	2017
Net Income	$695.8	$535.5	$825.7
Non-operating pension and postretirement benefit (credit) cost	(8.4)	23.8	77.6
Tax effect of non-operating pension and postretirement benefit (credit) cost	1.0	(7.5)	(28.0)
Costs related to unsolicited Emerson proposals	—	11.2	—
Tax effect of costs related to unsolicited Emerson proposals	—	(3.1)	—
Change in fair value of investments[1]	368.5	(90.0)	—
Tax effect of change in fair value of investments[1]	(21.7)	21.7	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	—	395.8	—
Effect of net deferred tax asset revaluation due to the Tax Act[2]	—	104.4	—
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act[2]	—	38.1	—
Adjusted Income	$1,035.2	$1,029.9	$875.3

Diluted EPS from net income	$5.83	$4.21	$6.35
Non-operating pension and postretirement benefit (credit) cost	(0.07)	0.18	0.60
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.01	(0.06)	(0.22)
Costs related to unsolicited Emerson proposals	—	0.09	—
Tax effect of costs related to unsolicited Emerson proposals	—	(0.02)	—
Change in fair value of investments[1]	3.08	(0.71)	—
Tax effect of change in fair value of investments[1]	(0.18)	0.17	—
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	—	3.12	—
Effect of net deferred tax asset revaluation due to the Tax Act[2]	—	0.82	—
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act[2]	—	0.30	—
Adjusted EPS	$8.67	$8.10	$6.73

Effective tax rate	22.8%	59.8%	20.4%
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.1%	0.3%	1.1%
Tax effect of costs related to unsolicited Emerson proposals	—%	0.1%	—%
Tax effect of change in fair value of investments[1]	(5.0)%	(0.4)%	—%
Effect of deemed repatriation of foreign earnings due to the Tax Act[2]	—%	(29.8)%	—%
Effect of net deferred tax asset revaluation due to the Tax Act[2]	—%	(7.9)%	—%
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act[2]	—%	(2.8)%	—%
Adjusted Effective Tax Rate	17.9%	19.3%	21.5%
1Includes loss (gain) on investments and valuation adjustments related to the registration of PTC Shares.
2During fiscal year 2019, the Company completed its analysis of the impact of the Tax Act with no change to the provisional amounts recorded in fiscal year 2018. See Note 15 in the Consolidated Financial Statements for further information.

2019 Compared to 2018

(in millions, except per share amounts)	2019	2018	Change
Sales	$6,694.8	$6,666.0	$28.8
Income before income taxes	901.0	1,330.8	(429.8)
Diluted EPS	5.83	4.21	1.62
Adjusted EPS	8.67	8.10	0.57
Sales
Sales in fiscal 2019 increased 0.4 percent compared to 2018. Organic sales increased 2.8 percent. Currency translation decreased sales by 2.4 percentage points. Including price increases relating to tariffs, pricing contributed less than two percentage points to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2019 and the percentage change from the same period a year ago:

		Change vs.	Change in Organic Sales(1) vs.
(in millions, except percentages)	Year Ended September 30, 2019	Year Ended September 30, 2018	Year Ended September 30, 2018
North America	$4,014.3	1.3%	1.6%
Europe, Middle East and Africa	1,249.8	(2.9)%	2.9%
Asia Pacific	908.6	(2.6)%	1.7%
Latin America	522.1	8.4%	14.2%
Total sales	$6,694.8	0.4%	2.8%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in North America increased year over year, led by strength in process end markets, specifically Oil & Gas, and Pulp & Paper.

•	EMEA sales decreased year over year, primarily as a result of currency translation. Organic sales increased, led by strength in hybrid and process end markets, specifically Life Sciences and Tire.

•
Asia Pacific sales decreased year over year, primarily as a result of currency translation. Organic sales increased, led by strength in process end markets, specifically in Oil & Gas, Mass Transit, and Water / Wastewater, partially offset by weakness in Semiconductor.

•	Sales in Latin America increased year over year, led by process end markets, including Mining and Oil & Gas.
General Corporate - Net
General corporate - net expenses were $108.8 million in fiscal 2019 compared to $100.0 million in fiscal 2018.
Income before Income Taxes
Income before income taxes decreased 32 percent from $1,330.8 million in 2018 to $901.0 million in 2019, primarily due to gains and losses on investments and valuation adjustments related to the registration of PTC Shares (“PTC adjustments”). Total segment operating earnings increased 2 percent year over year from $1,441.8 million in 2018 to $1,473.6 million in 2019.

Income Taxes
The effective tax rate in 2019 was 22.8 percent compared to 59.8 percent in 2018. The decrease in the effective tax rate was primarily due to the prior year impact of tax expense related to the transition tax on the deemed repatriation of foreign earnings ($395.8 million or 29.8 percent), withholding taxes on previously taxed foreign earnings ($38.1 million or 2.8 percent), the revaluation of net deferred tax assets resulting from the Tax Act ($104.4 million or 7.9 percent), and the impact of the lower U.S. statutory tax rate under the Tax Act.
The Adjusted Effective Tax Rate in 2019 was 17.9 percent compared to 19.3 percent in 2018. The decrease in the Adjusted Effective Tax Rate was primarily due to the lower U.S. statutory tax rate under the Tax Act.
See Note 15 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2019 and 2018 affecting each year’s respective tax rates.
Architecture & Software
The Architecture & Software operating segment contains a comprehensive portfolio of automation and information platforms, including hardware and software. This integrated portfolio is capable of controlling our customers’ industrial processes and manufacturing, as well as providing connections to enterprise business systems.
Our automation platform is multi-discipline and scalable with the ability to handle applications in discrete, batch/hybrid and continuous process, drives control, motion control, machine safety and process safety. Our products include programmable automation controllers, design, visualization and simulation software, human machine interface products, networking products, industrial computers, sensing devices, machine safety devices, motion control products, and independent cart technology products.
Our information platform includes manufacturing execution system software and analytics software that enables customers to improve operational productivity and meet regulatory requirements. This platform enables enterprise visibility, reduction of unplanned downtime, and optimization of processes.

(in millions, except percentages)	2019	2018	Change
Sales	$3,021.9	$3,050.2	$(28.3)
Segment operating earnings	874.8	897.9	(23.1)
Segment operating margin	28.9%	29.4%	(0.5)	pts
Sales
Architecture & Software sales decreased 0.9 percent in 2019 compared to 2018. Organic sales increased 1.5 percent, the effects of currency translation decreased sales by 2.5 percentage points, and the current year acquisition increased sales by 0.1 percentage points. All regions experienced reported sales declines, except for Asia Pacific. Organic sales growth was led by Asia Pacific and EMEA. Logix reported sales decreased 2 percent in 2019 compared to 2018. Logix organic sales increased 1 percent, and the effects of currency translation decreased sales by 3 percentage points.
Operating Margin
Architecture & Software segment operating earnings decreased 3 percent. Operating margin was 28.9 percent in 2019 compared to 29.4 percent in 2018.

Control Products & Solutions
The Control Products & Solutions operating segment combines a comprehensive portfolio of intelligent motor control and industrial control products, value-added solutions and a complete portfolio of professionally delivered lifecycle services. This comprehensive portfolio includes:

•
Low and medium voltage electro-mechanical and electronic motor starters and AC/DC variable frequency drives, motor control and circuit protection devices, operator devices, signaling devices, termination and protection devices, relays and timers and electrical control accessories.

•
Value-added solutions ranging from pre-configured line to load power solutions, packaged drives, motor control centers, intelligent packaged power and engineered to order automation equipment solutions.

•
Professional lifecycle services combine technology and domain expertise to help maximize customers’ automation investment and provide total lifecycle support as they design, build, sustain and optimize their automation investments. This broad portfolio includes safety, security and digital transformation consulting, global automation and information project delivery capabilities, plant network, cloud, and cybersecurity services, asset management and predictive analytics, and remote, on-site and managed support services.

(in millions, except percentages)	2019	2018	Change
Sales	$3,672.9	$3,615.8	$57.1
Segment operating earnings	598.8	543.9	54.9
Segment operating margin	16.3%	15.0%	1.3	pts
Sales
Control Products & Solutions sales increased 1.6 percent in 2019 compared to 2018. Organic sales increased 3.8 percent, and the effects of currency translation decreased sales by 2.2 percentage points. Control Products & Solutions experienced reported and organic sales growth, led by North America and Latin America.
Product sales decreased 1 percent year over year. Product organic sales increased 1 percent, and currency translation decreased sales by approximately 2 percentage points.
Sales in our solutions and services businesses increased approximately 3 percent year over year. Organic sales in our solutions and services businesses increased 6 percent during 2019, and currency translation decreased sales by approximately 3 percentage points.
Operating Margin
Control Products & Solutions segment operating earnings increased 10 percent year over year. Segment operating margin was 16.3 percent in 2019 compared to 15.0 percent a year ago, primarily due to higher sales.
2018 Compared to 2017

(in millions, except per share amounts)	2018	2017	Change
Sales	$6,666.0	$6,311.3	$354.7
Income before income taxes	1,330.8	1,037.4	293.4
Diluted EPS	4.21	6.35	(2.14)
Adjusted EPS	8.10	6.73	1.37
Sales
Sales in fiscal 2018 increased 5.6 percent compared to 2017. Organic sales increased 5.5 percent. Currency translation increased sales by 1.4 percentage points, and the 2017 divestiture reduced sales by 1.3 percentage points. Pricing contributed about half of one percentage point to growth.

The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2018 and the percentage change from the same period a year ago:

		Change vs.	Change in Organic Sales(1) vs.
(in millions, except percentages)	Year Ended September 30, 2018	Year Ended September 30, 2017	Year Ended September 30, 2017
North America	$3,964.1	4.3%	6.0%
Europe, Middle East and Africa	1,286.8	7.8%	0.8%
Asia Pacific	933.3	7.7%	5.4%
Latin America	481.8	7.2%	14.3%
Total sales	$6,666.0	5.6%	5.5%

(1)	Organic sales are sales excluding the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

•	Sales in North America increased year over year, led by strength in heavy industries.

•	EMEA sales increased year over year, led by consumer industries.

•	Asia Pacific sales increased year over year, led by heavy industries.

•	Sales in Latin America increased year over year, led by the food and beverage and mining industries.
General Corporate - Net
General corporate - net expenses were $100.0 million in fiscal 2018 compared to $95.9 million in fiscal 2017.
Income before Income Taxes
Income before income taxes increased 28 percent from $1,037.4 million in 2017 to $1,330.8 million in 2018, primarily due to PTC adjustments, higher sales, and lower restructuring charges, partially offset by the absence of the gain on the 2017 divestiture. Total segment operating earnings increased 17 percent year over year from $1,228.1 million in 2017 to $1,441.8 million in 2018, primarily due to higher sales.
Income Taxes
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly changed U.S. tax law by, among other things, lowering the statutory corporate income tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on accumulated earnings of foreign subsidiaries that were previously deferred from U.S. tax (“transition tax”). As a fiscal year taxpayer, certain provisions of the Tax Act impacted us in fiscal year 2018, including the change in the federal statutory rate and the transition tax, while other provisions were effective in fiscal year 2019, including the tax on global intangible low-tax income (“GILTI”) of foreign subsidiaries, the deduction of foreign derived intangible income (“FDII”), and the elimination of the domestic manufacturing deduction.
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
The Adjusted Effective Tax Rate in 2018 was 19.3 percent compared to 21.5 percent in 2017. The decrease in the Adjusted Effective Tax Rate was primarily due to the lower U.S. statutory tax rate under the Tax Act partially offset by lower discrete tax items in 2018.
See Note 15 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2018 and 2017 affecting each year’s respective tax rates.

Architecture & Software

(in millions, except percentages)	2018	2017	Change
Sales	$3,050.2	$2,858.6	$191.6
Segment operating earnings	897.9	780.0	117.9
Segment operating margin	29.4%	27.3%	2.1	pts
Sales
Architecture & Software sales increased 6.7 percent in 2018 compared to 2017. Organic sales increased 5.1 percent, the effects of currency translation increased sales by 1.6 percentage points. All regions experienced reported and organic sales growth. The United States was the strongest performing region. Logix reported sales increased 8 percent in 2018 compared to 2017. Logix organic sales increased 7 percent, and the effects of currency translation increased sales by 1 percentage point.
Operating Margin
Architecture & Software segment operating earnings increased 15 percent. Operating margin was 29.4 percent in 2018 compared to 27.3 percent in 2017, primarily due to higher sales.
Control Products & Solutions

(in millions, except percentages)	2018	2017	Change
Sales	$3,615.8	$3,452.7	$163.1
Segment operating earnings	543.9	448.1	95.8
Segment operating margin	15.0%	13.0%	2.0	pts
Sales
Control Products & Solutions sales increased 4.7 percent in 2018 compared to 2017. Organic sales increased 5.8 percent, the effect of currency translation increased sales by 1.3 percentage points, and the 2017 divestiture reduced sales by 2.4 percentage points. All regions experienced reported and organic sales growth, except for EMEA. The United States was the strongest performing region.
Product sales decreased 2 percent year over year. Product organic sales increased 2 percent, currency translation increased sales by approximately 1 percentage point, and the 2017 divestiture reduced sales by approximately 5 percentage points.
Sales in our solutions and services businesses increased approximately 10 percent year over year. Organic sales in our solutions and services businesses increased 9 percent during 2018, and currency translation contributed 1 percentage point to sales growth.
Operating Margin
Control Products & Solutions segment operating earnings increased 21 percent year over year. Segment operating margin was 15.0 percent in 2018 compared to 13.0 percent in 2017, primarily due to higher sales.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2019	2018	2017
Cash provided by (used for):
Operating activities	$1,182.0	$1,300.0	$1,034.0
Investing activities	225.0	(170.4)	(516.7)
Financing activities	(985.9)	(1,888.9)	(649.6)
Effect of exchange rate changes on cash	(21.5)	(32.8)	16.8
Cash provided by (used for) continuing operations	$399.6	$(792.1)	$(115.5)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2019	2018	2017
Cash provided by continuing operating activities	$1,182.0	$1,300.0	$1,034.0
Capital expenditures	(132.8)	(125.5)	(141.7)
Free cash flow	$1,049.2	$1,174.5	$892.3
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses’ operations and execute our strategy. Cash provided by continuing operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing and financing cash flows of our discontinued operations, if any, are presented separately in our statement of cash flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $1,182.0 million for the year ended September 30, 2019, compared to $1,300.0 million for the year ended September 30, 2018. Free cash flow was $1,049.2 million for the year ended September 30, 2019, compared to $1,174.5 million for the year ended September 30, 2018. The year-over-year decreases in cash provided by operating activities and free cash flow were primarily due to an increase in working capital, a payment due to settlement of treasury locks, and higher tax payments, including a payment for taxes under the Tax Act related to deemed repatriation of foreign earnings.
We repurchased approximately 6.1 million shares of our common stock under our share repurchase program in 2019 at a total cost of $1.0 billion. In 2018, we repurchased approximately 8.3 million shares of our common stock under our share repurchase program at a total cost of $1.5 billion. At September 30, 2019, there were $9.3 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2020. At September 30, 2018, there were $18.3 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2019. Our decision to repurchase shares in 2020 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On both September 6, 2018 and July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At September 30, 2019, we had approximately $1,108.4 million remaining for share repurchases under our existing board authorizations. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2020 to be about $160 million. We expect to fund future uses of cash with a combination of existing cash balances and short-term investments, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

At September 30, 2019, approximately half of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
During fiscal 2019, we repatriated approximately $767.3 million to the U.S. from our foreign subsidiaries. The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
In March 2019, we issued $1 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.500% notes due in March 2029 (“2029 Notes”) and $575.0 million of 4.200% notes due in March 2049 (“2049 Notes”), both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding as of September 30, 2019. Commercial paper borrowings were $550.0 million at September 30, 2018. The weighted average interest rate of the commercial paper outstanding was 2.27 percent at September 30, 2018.
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We did not borrow against either facility during the periods ended September 30, 2019 or 2018. Borrowings under the new credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This credit facility contains covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
LIBOR is the basis for determining interest payments on borrowings under our $1.25 billion credit facility. In addition, we have outstanding interest rate swaps that contain a variable element based on LIBOR. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
Separate short-term unsecured credit facilities of approximately $217.1 million at September 30, 2019 were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2019 and 2018 were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2019 and 2018. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
The following is a summary of our credit ratings as of September 30, 2019:

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
We use foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. In addition, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities’ functional currencies. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities.
Cash dividends to shareowners were $459.8 million in 2019 ($3.88 per common share), $440.8 million in 2018 ($3.51 per common share) and $390.7 million in 2017 ($3.04 per common share). Our quarterly dividend rate as of September 30, 2019 is $0.97 per common share ($3.88 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2019 is as follows (in millions):

	Payments by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt and interest (a)	$4,461.3	$394.5	$92.0	$92.0	$92.0	$92.0	$3,698.8
Minimum operating lease payments	341.9	90.6	72.6	51.8	36.7	26.4	63.8
Postretirement benefits (b)	60.7	7.4	6.2	5.9	5.6	5.3	30.3
Pension funding contribution (c)	32.2	32.2	—	—	—	—	—
Purchase obligations (d)	448.1	361.8	60.0	13.4	5.6	5.5	1.8
Other long-term liabilities (e)	98.0	9.6	—	—	—	—	—
Transition tax (f)	355.9	28.7	31.2	31.2	31.1	58.4	175.3
Unrecognized tax benefits (g)	23.2	—	—	—	—	—	—
Total	$5,821.3	$924.8	$262.0	$194.3	$171.0	$187.6	$3,970.0

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest but exclude the amounts to be paid or received under interest rate swap contracts, including the $7.0 million fair value adjustment recorded for the interest rate swap contracts at September 30, 2019 and the unamortized discount of $46.6 million at September 30, 2019. See Note 6 in the Consolidated Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates of known commitments. Contributions to our pension plans beyond 2020 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2020 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)
This item includes contractual commitments for capital expenditures, certain materials purchases and long-term obligations under agreements with various service providers. Included in this amount is $250 million paid to Schlumberger in connection with the formation of Sensia on October 1, 2019.

(e)
Other long-term liabilities include environmental remediation costs, conditional asset retirement obligations and indemnification liabilities. Amounts subsequent to 2020 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Year Ended September 30, 2019					Year Ended September 30, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
North America	$4,014.3	$13.7	$4,028.0	$(1.5)	$4,026.5	$3,964.1	$—	$3,964.1
Europe, Middle East and Africa	1,249.8	74.7	1,324.5	(0.4)	1,324.1	1,286.8	—	1,286.8
Asia Pacific	908.6	40.7	949.3	(0.3)	949.0	933.3	—	933.3
Latin America	522.1	28.2	550.3	—	550.3	481.8	—	481.8
Total Company Sales	$6,694.8	$157.3	$6,852.1	$(2.2)	$6,849.9	$6,666.0	$—	$6,666.0

	Year Ended September 30, 2018					Year Ended September 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
North America	$3,964.1	$(9.6)	$3,954.5	$—	$3,954.5	$3,801.8	$(69.8)	$3,732.0
Europe, Middle East and Africa	1,286.8	(83.7)	1,203.1	—	1,203.1	1,193.7	—	1,193.7
Asia Pacific	933.3	(19.8)	913.5	—	913.5	866.4	—	866.4
Latin America	481.8	22.9	504.7	—	504.7	449.4	(8.0)	441.4
Total Company Sales	$6,666.0	$(90.2)	$6,575.8	$—	$6,575.8	$6,311.3	$(77.8)	$6,233.5
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Year Ended September 30, 2019					Year Ended September 30, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$3,021.9	$76.5	$3,098.4	$(2.2)	$3,096.2	$3,050.2	$—	$3,050.2
Control Products & Solutions	3,672.9	80.8	3,753.7	—	3,753.7	3,615.8	—	3,615.8
Total Company Sales	$6,694.8	$157.3	$6,852.1	$(2.2)	$6,849.9	$6,666.0	$—	$6,666.0

	Year Ended September 30, 2018					Year Ended September 30, 2017
	Sales	Effect of Changes in Currency	Sales Excluding Changes in Currency	Effect of Acquisitions	Organic Sales	Sales	Effect of Divestitures	Sales Excluding Divestitures
Architecture & Software	$3,050.2	$(46.1)	$3,004.1	$—	$3,004.1	$2,858.6	$—	$2,858.6
Control Products & Solutions	3,615.8	(44.1)	3,571.7	—	3,571.7	3,452.7	(77.8)	3,374.9
Total Company Sales	$6,666.0	$(90.2)	$6,575.8	$—	$6,575.8	$6,311.3	$(77.8)	$6,233.5

Critical Accounting Estimates
We believe the following accounting estimates are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management. Accounting principles generally accepted in the United States require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Refer to Note 1 in the Consolidated Financial Statements for information regarding our significant accounting policies.
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
Our global pension expense in 2019 was $72.0 million compared to $114.1 million in 2018. Approximately 76 percent of our 2019 global pension expense and global projected benefit obligation relates to our U.S. pension plan. The discount rate used to determine our 2019 U.S. pension expense was 4.35 percent, compared to 3.90 percent for 2018.
For 2020, our U.S. discount rate will decrease to 3.30 percent from 4.35 percent in 2019. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate has an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$141.1	$14.7
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 13 in the Consolidated Financial Statements.
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
More information regarding our revenue recognition and returns, rebates and incentives policies are contained in Note 1 in the Consolidated Financial Statements.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $28.1 million and a liability of $5.6 million at September 30, 2019. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2019, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. In 2018, the relative weakening of the U.S. dollar against foreign currencies had a favorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar strengthens relative to 2019 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $23 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2019, 2018 or 2017. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding as of September 30, 2019. Commercial paper borrowings were $550.0 million at September 30, 2018, with a weighted average interest rate of 2.27 percent and weighted average maturity period of 26 days. We have issued, and anticipate continuing to issue, additional short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations.
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $2,256.9 million at September 30, 2019 and $1,225.2 million at September 30, 2018. The fair value of this debt was approximately $2,680.9 million at September 30, 2019 and $1,391.3 million at September 30, 2018. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.
In February 2015, we entered into interest rate swap contracts, which we designated as fair value hedges. These interest rate swaps effectively converted the $600.0 million aggregate principal amount of our 2.050 percent notes payable in March 2020 (“2020 Notes”) and 2.875 percent notes payable in March 2025 (“2025 Notes”) to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 2.576 percent for the 2020 Notes and 2.986 percent for the 2025 Notes at September 30, 2019. The fair value of our interest rate swap contracts at September 30, 2019 was a net unrealized gain of $7.0 million. A hypothetical 50 basis point increase in average market interest rates related to our interest rate swaps would not be significant to our results of operations or financial condition.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,018.4	$618.8
Short-term investments	39.6	290.9
Receivables	1,178.7	1,190.1
Inventories	575.7	581.6
Other current assets	173.3	149.3
Total current assets	2,985.7	2,830.7
Property, net	571.9	576.8
Goodwill	1,071.1	1,075.5
Other intangible assets, net	194.1	215.2
Deferred income taxes	364.1	179.6
Long-term investments	793.9	1,288.0
Other assets	132.2	96.2
Total	$6,113.0	$6,262.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$—	$551.0
Current portion of long-term debt	300.5	—
Accounts payable	694.6	713.4
Compensation and benefits	239.0	289.4
Contract liabilities	275.6	249.9
Customer returns, rebates and incentives	199.2	206.6
Other current liabilities	227.9	226.6
Total current liabilities	1,936.8	2,236.9
Long-term debt	1,956.4	1,225.2
Retirement benefits	1,231.9	605.1
Other liabilities	583.7	577.3
Commitments and contingent liabilities (Note 16)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,709.1	1,681.4
Retained earnings	6,440.2	6,198.1
Accumulated other comprehensive loss	(1,488.0)	(941.9)
Common stock in treasury, at cost (shares held: 2019, 65.7; 2018, 60.3)	(6,438.5)	(5,501.5)
Total shareowners’ equity	404.2	1,617.5
Total	$6,113.0	$6,262.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2019	2018	2017
Sales
Products and solutions	$5,938.5	$5,930.5	$5,628.9
Services	756.3	735.5	682.4
	6,694.8	6,666.0	6,311.3
Cost of sales
Products and solutions	(3,313.6)	(3,327.5)	(3,216.2)
Services	(481.1)	(453.6)	(427.2)
	(3,794.7)	(3,781.1)	(3,643.4)
Gross profit	2,900.1	2,884.9	2,667.9
Selling, general and administrative expenses	(1,538.5)	(1,587.9)	(1,557.6)
Other income (expense) (Note 14)	(362.4)	106.8	3.3
Interest expense	(98.2)	(73.0)	(76.2)
Income before income taxes	901.0	1,330.8	1,037.4
Income tax provision (Note 15)	(205.2)	(795.3)	(211.7)
Net income	$695.8	$535.5	$825.7
Earnings per share:
Basic	$5.88	$4.27	$6.42
Diluted	$5.83	$4.21	$6.35
Weighted average outstanding shares:
Basic	118.3	125.4	128.4
Diluted	119.3	126.9	129.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2019	2018	2017
Net income	$695.8	$535.5	$825.7
Other comprehensive (loss) income:
Pension and other postretirement benefit plan adjustments (net of tax benefit (expense) of $150.0, ($87.2) and ($159.3))	(475.6)	268.9	312.8
Currency translation adjustments	(55.3)	(48.3)	57.2
Net change in cash flow hedges (net of tax benefit (expense) of $5.5, ($6.6) and $2.8)	(17.4)	18.8	(10.3)
Net change in available-for-sale investments	2.2	(2.1)	(0.1)
Other comprehensive (loss) income	(546.1)	237.3	359.6
Comprehensive income	$149.7	$772.8	$1,185.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2019	2018	2017
Operating activities:
Net income	$695.8	$535.5	$825.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	126.2	136.4	138.7
Amortization of intangible assets	26.0	28.2	30.2
Change in fair value of investments	368.5	(90.0)	—
Share-based compensation expense	43.1	38.5	38.5
Retirement benefit expense	70.7	114.0	176.0
Pension contributions	(30.9)	(50.3)	(254.9)
Deferred income taxes	(29.0)	170.5	33.8
Gain on sale of business	—	—	(60.8)
Net loss on disposition of property	1.8	2.5	0.1
Settlement of treasury locks	(35.7)	—	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(10.4)	(91.7)	(53.0)
Inventories	(4.9)	(37.4)	(30.4)
Accounts payable	14.5	67.2	81.1
Contract liabilities	12.1	12.9	21.3
Compensation and benefits	(45.2)	22.4	124.7
Income taxes	(18.8)	426.7	(22.2)
Other assets and liabilities	(1.8)	14.6	(14.8)
Cash provided by operating activities	1,182.0	1,300.0	1,034.0
Investing activities:
Capital expenditures	(132.8)	(125.5)	(141.7)
Acquisition of businesses, net of cash acquired	(20.7)	(9.9)	(1.1)
Purchases of investments	(5.1)	(1,296.9)	(1,444.2)
Proceeds from maturities of investments	312.8	1,106.1	912.6
Proceeds from sale of investments	66.3	155.3	62.6
Proceeds from sale of business	—	—	94.0
Proceeds from sale of property	4.5	0.5	1.1
Cash provided by (used for) investing activities	225.0	(170.4)	(516.7)
Financing activities:
Net (repayment) issuance of short-term debt	(551.0)	200.6	(98.2)
Issuance of long-term debt, net of discount and issuance costs	987.6	—	—
Repayment of long-term debt	—	(250.0)	—
Cash dividends	(459.8)	(440.8)	(390.7)
Purchases of treasury stock	(1,009.0)	(1,482.3)	(342.6)
Proceeds from the exercise of stock options	47.4	81.8	181.9
Other financing activities	(1.1)	1.8	—
Cash used for financing activities	(985.9)	(1,888.9)	(649.6)
Effect of exchange rate changes on cash	(21.5)	(32.8)	16.8
Increase (decrease) in cash and cash equivalents	399.6	(792.1)	(115.5)
Cash and cash equivalents at beginning of year	618.8	1,410.9	1,526.4
Cash and cash equivalents at end of year	$1,018.4	$618.8	$1,410.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income/(loss)	Common stock in treasury, at cost	Total shareowners’ equity
Balance at September 30, 2016	$181.4	$1,588.2	$5,668.4	$(1,538.8)	$(3,909.1)	$1,990.1
Net income	—	—	825.7	—	—	825.7
Other comprehensive income (loss)	—	—	—	359.6	—	359.6
Common stock issued (including share based compensation impact)	—	49.8	—	—	166.4	216.2
Treasury stock/other	—	—	—	—	(337.3)	(337.3)
Cash dividends declared(1)	—	—	(390.7)	—	—	(390.7)
Balance at September 30, 2017	$181.4	$1,638.0	$6,103.4	$(1,179.2)	$(4,080.0)	$2,663.6
Net income	—	—	535.5	—	—	535.5
Other comprehensive income (loss)	—	—	—	237.3	—	237.3
Common stock issued (including share based compensation impact)	—	43.4	—	—	79.0	122.4
Treasury stock/other	—	—	—	—	(1,500.5)	(1,500.5)
Cash dividends declared(1)	—	—	(440.8)	—	—	(440.8)
Balance at September 30, 2018	$181.4	$1,681.4	$6,198.1	$(941.9)	$(5,501.5)	$1,617.5
Net income	—	—	695.8	—	—	695.8
Other comprehensive income (loss)	—	—	—	(546.1)	—	(546.1)
Common stock issued (including share based compensation impact)	—	27.7	—	—	63.0	90.7
Treasury stock/other	—	—	—	—	(1,000.0)	(1,000.0)
Cash dividends declared(1)	—	—	(459.8)	—	—	(459.8)
Adoption of accounting standard	—	—	6.1	—	—	6.1
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2
(1) Cash dividends were $3.88 per share in 2019; $3.51 per share in 2018; and $3.04 per share in 2017.
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Accounting Policies
Rockwell Automation, Inc. (“Rockwell Automation” or “the Company”) is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; discount valuation of PTC Inc. (“PTC”) common stock; share-based compensation; acquisitions; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
Revenue Recognition
On October 1, 2018, we adopted the new standard on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new standard, while prior period amounts have not been adjusted and continue to be reported in accordance with the previous standard. See Note 2 for our revenue recognition policy under the new standard. Our policy under the previous standard is as follows:
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
For approximately 85 percent of our consolidated sales, we record sales when all of the following have occurred: persuasive evidence of a sales agreement exists; pricing is fixed or determinable; collection is reasonably assured; and hardware and software products have been delivered and acceptance has occurred, as may be required according to contract terms, or services have been rendered. Within this category, we will at times enter into arrangements that involve the delivery of multiple hardware and software products and/or the performance of services, such as installation and commissioning. The timing of delivery, though varied based upon the nature of the undelivered component or service, is generally short-term in nature. For these arrangements, revenue is allocated to each deliverable based on that element’s relative selling price, provided the delivered element has value to customers on a standalone basis and, if the arrangement includes a general right of return, delivery or performance of the undelivered items is probable and substantially in our control. Relative selling price is obtained from sources such as vendor-specific objective evidence, which is based on our separate selling price for that or a similar item, or from third-party evidence such as how competitors have priced similar items. If such evidence is not available, we use our best estimate of the selling price, which includes various internal factors such as our pricing strategy and market factors.
We recognize substantially all of the remainder of our sales as construction-type contracts using either the percentage-of-completion or completed contract methods of accounting. We record sales relating to these contracts using the percentage-of-completion method when we determine that progress toward completion is reasonably and reliably estimable; we use the completed contract

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Returns are presented on the Consolidated Balance Sheet as a right of return asset and refund liability. Incentives in the form of rebates are estimated at the individual customer level and are recorded as a reduction of sales. Accruals for incentives in the form of additional hardware and software products, solutions and services are accounted for as an increase to other cost of sales and may accelerate or defer our revenue recognition.
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
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $17.4 million at September 30, 2019 and $17.1 million at September 30, 2018. In addition, receivables are recorded net of an allowance for certain customer returns, rebates and incentives of $12.4 million at September 30, 2019 and $8.7 million at September 30, 2018.
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
Property
Property, including internal-use software, is recorded at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $26.4 million, $43.2 million and $29.6 million were accrued within accounts payable and other current liabilities at September 30, 2019, 2018 and 2017, respectively.
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
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. Additionally, we use derivative financial instruments in the form of interest rate swap contracts to manage our borrowing costs of certain long-term debt and use treasury locks to manage our potential change in interest rates in anticipation of our fixed rate debt. We designate and account for these derivative financial instruments as hedges under U.S. GAAP.
Furthermore, we use foreign currency forward exchange contracts that are not designated as hedges to offset transaction gains or losses associated with some of our assets and liabilities resulting from intercompany loans or other transactions with third parties that are denominated in currencies other than our entities’ functional currencies. It is our policy to execute such instruments with global financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. Foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries.

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
We also hold financial instruments consisting of long-term debt, investments and derivatives. The valuation methodologies for these financial instruments are described in Notes 6, 9, 10, and 13. The methods described in these Notes may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $378.9 million in 2019, $371.8 million in 2018 and $348.2 million in 2017. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
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
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding unvested restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2019 (1.8 million shares), 2018 (0.9 million shares) and 2017 (0.7 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of unvested restricted stock and non-employee director restricted stock units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2019	2018	2017
Net income	$695.8	$535.5	$825.7
Less: Allocation to participating securities	(0.7)	(0.5)	(0.9)
Net income available to common shareowners	$695.1	$535.0	$824.8
Basic weighted average outstanding shares	118.3	125.4	128.4
Effect of dilutive securities
Stock options	0.9	1.3	1.2
Performance shares	0.1	0.2	0.3
Diluted weighted average outstanding shares	119.3	126.9	129.9
Earnings per share:
Basic	$5.88	$4.27	$6.42
Diluted	$5.83	$4.21	$6.35

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard, referred to as Accounting Standards Codification (ASC) 606, on revenue recognition related to contracts with customers. This standard supersedes nearly all existing revenue recognition guidance and involves a five-step principles-based approach to recognizing revenue. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new standard also requires additional qualitative and quantitative disclosures about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized from the costs to obtain or fulfill a contract. We adopted the new revenue standard using the modified retrospective transition method, which resulted in an adjustment to the opening balance of retained earnings as of October 1, 2018, our adoption date. The information for periods prior to our adoption date has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 2 for additional accounting policies and transition disclosures.
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

	Year Ended September 30, 2018			Year Ended September 30, 2017
	As Reported	Impact of adoption	As Restated	As Reported	Impact of adoption	As Restated
Cost of sales
Products and solutions	$(3,338.6)	$11.1	$(3,327.5)	$(3,254.3)	$38.1	$(3,216.2)
Services	(455.2)	1.6	(453.6)	(432.8)	5.6	(427.2)
	(3,793.8)	12.7	(3,781.1)	(3,687.1)	43.7	(3,643.4)
Gross profit	2,872.2	12.7	2,884.9	2,624.2	43.7	2,667.9
Selling, general and administrative expenses	(1,599.0)	11.1	(1,587.9)	(1,591.5)	33.9	(1,557.6)
Other income (expense)	130.6	(23.8)	106.8	80.9	(77.6)	3.3

Effective October 1, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure. These changes did not impact the Consolidated Statement of Operations. See Note 17 for additional information about the restatements.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. We adopted the new standard using the modified retrospective transition method, which resulted in a cumulative-effect adjustment to the opening balance of retained earnings as of October 1, 2019, our adoption date. The cumulative impact of adopting the new standard is expected to be immaterial. The estimated amount of lease right-of-use assets and corresponding lease liabilities expected to be recorded in the Consolidated Balance Sheet upon adoption is approximately $305 million to $335 million. We have implemented necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard.
In February 2018, the FASB issued a new standard regarding the reporting of comprehensive loss, which gives entities the option to reclassify tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) stranded in accumulated other comprehensive loss into retained earnings. We adopted the new standard as of October 1, 2019 and elected to reclassify tax effects of approximately $147 million from accumulated other comprehensive loss into retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our operations are comprised of the Architecture & Software segment and the Control Products & Solutions segment. See Note 17 for more information.
In North America, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force, and to a lesser extent, through independent distributors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
When assessing whether we have an alternative use for an asset, we consider both contractual and practical limitations. These include: (i) the level and cost of customization of the asset that is required to meet a customer’s needs, (ii) the activities, cost, and profit margin after any rework that would be required before the asset could be directed for another use, and (iii) the portion of the asset that could not be reworked for an alternative use.
At times we provide products and services free of charge to our customers as incentives when the customers purchase other products or services. These represent distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price.
Most of our global warranties are assurance in nature and do not represent distinct performance obligations. See Note 8 for additional information and disclosures. We occasionally offer extended warranties to our customers that are considered a distinct performance obligation, to which we allocate revenue which is recognized over the extended warranty period.
We account for shipping and handling activities performed after control of a product has been transferred to the customer as a fulfillment cost. As such, we have applied the practical expedient and we accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.
Unfulfilled Performance Obligations
As of September 30, 2019, we expect to recognize approximately $485 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $310 million of our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Year Ended September 30, 2019
	Architecture & Software	Control Products & Solutions	Total
North America	$1,752.1	$2,262.2	$4,014.3
Europe, Middle East and Africa (EMEA)	654.2	595.6	1,249.8
Asia Pacific	426.4	482.2	908.6
Latin America	189.2	332.9	522.1
Total Company Sales	$3,021.9	$3,672.9	$6,694.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Year Ended September 30, 2019
	Architecture & Software	Control Products & Solutions	Total
Products	$3,021.9	$1,469.1	$4,491.0
Solutions & Services	—	2,203.8	2,203.8
Total Company Sales	$3,021.9	$3,672.9	$6,694.8

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of September 30, 2019.
Below is a summary of our contract liabilities balance:

September 30, 2019
Balance as of beginning of fiscal year	$268.6
Balance as of end of period	275.6

The most significant changes in our contract liabilities balance during the twelve months ended September 30, 2019 were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the twelve months ended September 30, 2019, we recognized revenue of approximately $248.0 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2019 from performance obligations satisfied or partially satisfied in previous periods.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dual Reporting
In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Balance Sheet was as follows (in millions):

	September 30, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
ASSETS
Current assets:
Receivables	$1,178.7	$(3.0)	$1,175.7
Other current assets	173.3	(15.9)	157.4
Deferred income taxes	364.1	(1.2)	362.9
Other assets	132.2	(10.2)	122.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Contract liabilities	$275.6	$(19.7)	$255.9
Customer returns, rebates and incentives	199.2	(1.7)	197.5
Other current liabilities	227.9	(4.0)	223.9
Shareowners’ equity:
Retained earnings	6,440.2	(5.3)	6,434.9
Accumulated other comprehensive loss	(1,488.0)	0.4	(1,487.6)
In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Operations was as follows (in millions):

	Year Ended September 30, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Sales
Products and solutions	$5,938.5	$7.1	$5,945.6
Services	756.3	(16.1)	740.2
Cost of sales
Products and solutions	(3,313.6)	(8.3)	(3,321.9)
Services	(481.1)	18.6	(462.5)
Income tax provision	(205.2)	(0.5)	(205.7)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Comprehensive Income was as follows (in millions):

	Year Ended September 30, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Net income	$695.8	$0.8	$696.6
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(55.3)	0.4	(54.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Cash Flows was as follows (in millions):

	Year Ended September 30, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Operating activities:
Net income	$695.8	$0.8	$696.6
Deferred income taxes	(29.0)	0.1	(28.9)
Receivables	(10.4)	(1.5)	(11.9)
Contract liabilities	12.1	(2.6)	9.5
Income taxes	(18.8)	(2.1)	(20.9)
Other assets and liabilities	(1.8)	5.3	3.5
In accordance with ASC 606, the disclosure of the impact of adoption to the Consolidated Statement of Shareowners’ Equity was as follows (in millions):

	Year Ended September 30, 2019
	As reported	Impact of Adoption	Balances without adoption of ASC 606
Retained earnings
Beginning balance	$6,204.2	$(6.1)	$6,198.1
Net income	695.8	0.8	696.6
Accumulated other comprehensive loss
Other comprehensive income	(1,488.0)	0.4	(1,487.6)

3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2017	$417.2	$660.5	$1,077.7
Acquisition of businesses	6.8	—	6.8
Translation	(1.7)	(7.3)	(9.0)
Balance as of September 30, 2018	422.3	653.2	1,075.5
Acquisition of business	14.6	—	14.6
Translation	(4.6)	(14.4)	(19.0)
Balance as of September 30, 2019	$432.3	$638.8	$1,071.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist of (in millions):

	September 30, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$128.3	$62.3
Customer relationships	110.5	69.2	41.3
Technology	110.4	69.5	40.9
Trademarks	31.4	26.4	5.0
Other	10.6	9.7	0.9
Total amortized intangible assets	453.5	303.1	150.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.2	$303.1	$194.1

	September 30, 2018
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.9	$118.1	$72.8
Customer relationships	112.9	66.2	46.7
Technology	106.8	64.0	42.8
Trademarks	32.0	24.0	8.0
Other	11.2	10.0	1.2
Total amortized intangible assets	453.8	282.3	171.5
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.5	$282.3	$215.2
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $10.4 million in 2019, $11.8 million in 2018 and $9.8 million in 2017.
Estimated amortization expense is $23.4 million in 2020, $22.6 million in 2021, $19.9 million in 2022, $18.7 million in 2023 and $16.8 million in 2024.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of 2019 and concluded that these assets are not impaired.
4. Inventories
Inventories consist of (in millions):

	September 30,
	2019	2018
Finished goods	$223.7	$224.3
Work in process	178.4	180.0
Raw materials	173.6	177.3
Inventories	$575.7	$581.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Property, net
Property consists of (in millions):

	September 30,
	2019	2018
Land	$4.1	$5.3
Buildings and improvements	373.8	359.6
Machinery and equipment	1,154.5	1,164.2
Internal-use software	489.5	497.8
Construction in progress	116.0	111.3
Total	2,137.9	2,138.2
Less accumulated depreciation	(1,566.0)	(1,561.4)
Property, net	$571.9	$576.8

6. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2019	2018
2.050% notes, payable in March 2020	$299.4	$294.6
2.875% notes, payable in March 2025	307.6	281.4
6.70% debentures, payable in January 2028	250.0	250.0
3.500% notes, payable in March 2029	425.0	—
6.25% debentures, payable in December 2037	250.0	250.0
4.200% notes, payable in March 2049	575.0	—
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount, capitalized lease obligations and other	(50.1)	(50.8)
Total	2,256.9	1,225.2
Less current portion	(300.5)	—
Long-term debt	$1,956.4	$1,225.2

In March 2019, we issued $1 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.500% notes due in March 2029 (“2029 Notes”) and $575.0 million of 4.200% notes due in March 2049 (“2049 Notes”), both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.
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
In February 2015, upon issuance of our notes payable in March 2020 (“2020 Notes”) and March 2025 (“2025 Notes”), we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount of 2020 Notes and 2025 Notes to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. The effective floating interest rates were 2.576 percent for the 2020 Notes and 2.986 percent for the 2025 Notes at September 30, 2019. The aggregate fair value of the interest rate swap contracts at September 30, 2019 was a net unrealized gain of $7.0 million. We have designated these swaps as fair value hedges. The individual contracts are recorded in Other assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other current liabilities in the Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. Additional information related to our interest rate swap contracts is included in Note 10.
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We did not borrow against either facility during the periods ended September 30, 2019 or 2018. Borrowings under the new credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This credit facility contains covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
Interest payments were $97.5 million during 2019, $75.5 million during 2018 and $74.2 million during 2017.
Long-term debt is not measured at fair value. The following table presents the carrying amounts and estimated fair values of long-term debt not measured at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2019		September 30, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$300.5	$300.1	$—	$—
Long-term debt	1,956.4	2,380.8	1,225.2	1,391.3

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
Our short-term debt obligations are primarily comprised of commercial paper borrowings. There were no commercial paper borrowings outstanding as of September 30, 2019. Commercial paper borrowings were $550.0 million at September 30, 2018. The weighted average interest rate of the commercial paper outstanding was 2.27 percent at September 30, 2018.
7. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2019	2018
Unrealized losses on foreign exchange contracts (Note 10)	$5.4	$6.2
Product warranty obligations (Note 8)	25.2	27.9
Taxes other than income taxes	43.8	40.9
Accrued interest	15.5	12.3
Income taxes payable	62.9	74.4
Other	75.1	64.9
Other current liabilities	$227.9	$226.6

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
Changes in product warranty obligations were (in millions):

	September 30,
	2019	2018
Beginning balance	$27.9	$28.5
Warranties recorded at time of sale	21.3	25.5
Adjustments to pre-existing warranties	(5.6)	(2.6)
Settlements of warranty claims	(18.4)	(23.5)
Ending balance	$25.2	$27.9

9. Investments
Our investments consist of (in millions):

	September 30,
	2019	2018
Fixed income securities	$43.9	$419.0
Equity securities	721.5	1,090.0
Other	68.1	69.9
Total investments	833.5	1,578.9
Less short-term investments	(39.6)	(290.9)
Long-term investments	$793.9	$1,288.0

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
Our available-for-sale investments consist of (in millions):

	September 30,
	2019	2018
Certificates of deposit and time deposits	$0.6	$169.6
Corporate debt securities	31.8	158.4
Government securities	6.3	65.8
Asset-backed securities	5.2	25.2
Total	$43.9	$419.0

Pre-tax gross unrealized losses on available-for-sale investments were not material as of September 30, 2019. Pre-tax gross realized gains and losses on available-for-sale investments were not material for the years ended September 30, 2019 and 2018. At September 30, 2019, there were no outstanding purchases of available-for-sale investments recorded in accounts payable.
We evaluated all available-for-sale investments for which the fair value was less than amortized cost for impairment on an individual security basis at September 30, 2019. This assessment included consideration of our intent and ability to hold the security and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

credit risks specific to each security. We determined that the declines in fair value of these investments were not other than temporary as of September 30, 2019, and accordingly we did not recognize any impairment charges in net income.
The table below summarizes the contractual maturities of our investments as of September 30, 2019 (in millions). Actual maturities may differ from the contractual maturities below as borrowers may have the right to prepay certain obligations.

Fair Value
Less than one year	$39.6
Due in one to five years	4.3
Total	$43.9

Classification of our available-for-sale investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Consolidated Balance Sheet (in millions):

	September 30,
	2019	2018
Short-term investments	$39.6	$290.9
Long-term investments	4.3	128.1
Total	$43.9	$419.0

Equity Securities
On July 19, 2018, we purchased 10,582,010 shares of PTC common stock (the “PTC Shares”) in a private placement at a purchase price of $94.50 per share for an aggregate purchase price of approximately $1.0 billion (the “Purchase”). The PTC Shares are considered equity securities. For a period of approximately 3 years after the Purchase we are subject to entity-specific transfer restrictions subject to certain exceptions. Since the first anniversary of the Purchase, the Company has had the ability to transfer, in the aggregate in any 90-day period, a number of Shares equal to up to 1.0% of PTC’s total outstanding shares of common stock as of the first day in such 90-day period, but no more than 2.0% of PTC’s total outstanding shares of common stock in each of the second year and the third year after the Purchase.
The PTC Shares are recorded at fair value. At September 30, 2019, the fair value of the PTC Shares was $721.5 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the year ended September 30, 2019, a loss of $368.5 million related to the PTC Shares was recorded in other income (expense) in the Consolidated Statement of Operations. During fiscal 2019, the PTC Shares were registered by PTC under the Securities Act of 1933, as amended, and the discount for lack of marketability was reversed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity securities — Prior to their registration, the PTC Shares were valued using the most recent closing price of PTC common stock quoted on Nasdaq, less a temporary discount for lack of marketability. The discount for lack of marketability was calculated using a put-option model which included observable and unobservable inputs and was categorized as Level 3 in the fair value hierarchy. As a result of the registration of the PTC Shares and reversal of the discount during fiscal 2019, these securities are now valued using the most recent closing price as quoted on Nasdaq and were transferred from Level 3 to Level 1.
Refer to Note 1 for further information regarding levels in the fair value hierarchy. We did not have any other transfers between levels of fair value measurements during the periods presented.
Fair values of our investments were (in millions):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$0.6	$—	$0.6
Corporate debt securities	—	31.8	—	31.8
Government securities	6.3	—	—	6.3
Asset-backed securities	—	5.2	—	5.2
Equity securities	721.5	—	—	721.5
Total	$727.8	$37.6	$—	$765.4

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$169.6	$—	$169.6
Corporate debt securities	—	158.4	—	158.4
Government securities	55.7	10.1	—	65.8
Asset-backed securities	—	25.2	—	25.2
Equity securities	—	—	1,090.0	1,090.0
Total	$55.7	$363.3	$1,090.0	$1,509.0

The table below sets forth a summary of changes in the fair value of our Level 3 investments (in millions):

Fair Value
Balance September 30, 2018	$1,090.0
Unrealized loss	(149.0)
Transfer to Level 1 upon registration of PTC Shares on November 28, 2018	(941.0)
Balance September 30, 2019	$—

10. Derivative Instruments
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to manage certain foreign currency risks. We also use interest rate swap contracts and treasury locks to manage risks associated with interest rate fluctuations. The following information explains how we use and value these types of derivative instruments and how they impact our consolidated financial statements.
Additional information related to the impacts of cash flow hedges on other comprehensive income (loss) is included in Note 11.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2019, we had a U.S. dollar-equivalent gross notional amount of $774.0 million of foreign currency forward exchange contracts designated as cash flow hedges. We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of $1.0 billion of fixed rate debt in March 2019. Treasury locks are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance.
The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2019	2018	2017
Forward exchange contracts	$29.5	$11.8	$(16.1)
Treasury locks	(35.7)	—	—

The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2019	2018	2017
Sales	$1.0	$2.4	$0.3
Cost of sales	18.2	(17.2)	(2.8)
Selling, general and administrative expenses	(1.3)	1.2	(0.5)
Interest expense	(1.2)	—	—
Total	$16.7	$(13.6)	$(3.0)

Approximately $15.7 million of pre-tax net unrealized gains on cash flow hedges as of September 30, 2019 will be reclassified into earnings during the next twelve months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2019, we had a gross notional amount of $110.3 million of foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2019	2018	2017
Forward exchange contracts	$(4.9)	$1.1	$(16.3)

Fair Value Hedges
We use interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively convert these notes from fixed rate debt to floating rate debt. We designate these contracts as fair value hedges because they hedge the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges are recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. There was no impact on earnings due to ineffective fair value hedges. At September 30, 2019, the aggregate notional value of our interest rate swaps designated as fair value hedges was $600.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amount of net gains (losses) recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains and losses on the hedged debt instruments during the periods presented, was (in millions):

	2019	2018	2017
Interest income (expense)	$30.9	$(19.3)	$(24.1)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2019, we had a U.S. dollar-equivalent gross notional amount of $318.1 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2019	2018	2017
Cost of sales	$(0.4)	$1.0	$(1.8)
Other income (expense)	1.6	(0.1)	(8.6)
Total	$1.2	$0.9	$(10.4)

Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2019, 2018 or 2017. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,202.4 million at September 30, 2019. Currency pairs (buy/sell) comprising the most significant contract notional values were Euro/United States dollar (USD), USD/Canadian dollar, USD/Swiss franc, and USD/Singapore dollar. Refer to Note 1 for further information regarding levels in the fair value hierarchy.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2019	September 30, 2018
Forward exchange contracts	Other current assets	$20.3	$15.8
Forward exchange contracts	Other assets	3.0	1.9
Forward exchange contracts	Other current liabilities	(4.5)	(5.1)
Forward exchange contracts	Other liabilities	(0.4)	(0.7)
Interest rate swap contracts	Other assets	7.6	—
Interest rate swap contracts	Other current liabilities	(0.6)	—
Interest rate swap contracts	Other liabilities	—	(24.0)
Total		$25.4	$(12.1)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2019	September 30, 2018
Forward exchange contracts	Other current assets	$4.8	$3.4
Forward exchange contracts	Other assets	—	0.6
Forward exchange contracts	Other current liabilities	(0.9)	(1.1)
Total		$3.9	$2.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Shareowners’ Equity
Common Stock
At September 30, 2019, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2019, 8.7 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2019	2018	2017
Beginning balance	121.0	128.4	128.5
Treasury stock purchases	(6.1)	(8.3)	(2.3)
Common stock issued (including share based compensation impact)	0.8	0.9	2.2
Ending balance	115.7	121.0	128.4

At September 30, 2019 and 2018, there were $9.3 million and $18.3 million, of outstanding common stock share repurchases recorded in accounts payable, respectively
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 13)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2016	$(1,239.8)	$(294.9)	$(4.1)	$—	$(1,538.8)
Other comprehensive income (loss) before reclassifications	215.2	57.2	(12.3)	(0.1)	260.0
Amounts reclassified from accumulated other comprehensive loss	97.6	—	2.0	—	99.6
Other comprehensive income (loss)	312.8	57.2	(10.3)	(0.1)	359.6
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive income (loss) before reclassifications	188.4	(48.3)	8.7	(2.1)	146.7
Amounts reclassified from accumulated other comprehensive loss	80.5	—	10.1	—	90.6
Other comprehensive income (loss)	268.9	(48.3)	18.8	(2.1)	237.3
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(532.1)	(55.3)	(5.3)	2.2	(590.5)
Amounts reclassified from accumulated other comprehensive loss	56.5	—	(12.1)	—	44.4
Other comprehensive income (loss)	(475.6)	(55.3)	(17.4)	2.2	(546.1)
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$—	$(1,488.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2019	2018	2017
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(4.2)	$(4.9)	$(9.8)	(a)
Amortization of net actuarial loss	78.7	115.1	155.2	(a)
Settlements	1.2	0.7	2.8	(a)
	75.7	110.9	148.2	Income before income taxes
	(19.2)	(30.4)	(50.6)	Income tax provision
	$56.5	$80.5	$97.6	Net income

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$(1.0)	$(2.4)	$(0.3)	Sales
Forward exchange contracts	(18.2)	17.2	2.8	Cost of sales
Forward exchange contracts	1.3	(1.2)	0.5	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	1.2	—	—	Interest expense
	(16.7)	13.6	3.0	Income before income taxes
	4.6	(3.5)	(1.0)	Income tax provision
	$(12.1)	$10.1	$2.0	Net income

Total reclassifications	$44.4	$90.6	$99.6	Net income
(a) Reclassified from accumulated other comprehensive loss into cost of sales and selling, general and administrative expenses. These components are included in the computation of net periodic benefit costs. See Note 13 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Share-Based Compensation
During 2019, 2018 and 2017, we recognized $43.1 million, $38.5 million and $38.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $6.9 million, $9.6 million and $12.3 million during 2019, 2018 and 2017, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2019, total unrecognized compensation cost related to share-based compensation awards was $43.1 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.9 years.
Our 2012 Long-Term Incentives Plan, as amended (“2012 Plan”), authorizes us to deliver up to 11.8 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units or restricted stock. Our 2003 Directors Stock Plan, as amended, authorizes us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan, or 2008 Long-Term Incentives Plan, as amended, that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares will be available for further awards under the 2012 Plan. Approximately 3.4 million shares under our 2012 Plan and 0.2 million shares under our 2003 Directors Stock Plan remain available for future grant or payment at September 30, 2019. We use treasury stock to deliver shares of our common stock under these plans. Our 2012 Plan does not permit share-based compensation awards to be granted after February 7, 2022.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2019, 2018 and 2017 was $32.46, $35.29 and $25.70, respectively. The total intrinsic value of stock options exercised was $35.8 million, $71.0 million and $141.1 million during 2019, 2018 and 2017, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2019	2018	2017
Average risk-free interest rate	2.79%	2.14%	1.85%
Expected dividend yield	2.27%	1.75%	2.21%
Expected volatility	23%	22%	24%
Expected term (years)	5.0	5.0	5.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the year ended September 30, 2019 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2018	3,914	$127.50
Granted	969	171.15
Exercised	(481)	98.43
Forfeited	(91)	171.53
Canceled	(13)	173.07
Outstanding at September 30, 2019	4,298	139.53	6.7	$108.6
Vested or expected to vest at September 30, 2019	3,129	115.01	5.4	155.8
Exercisable at September 30, 2019	2,520	116.75	5.5	121.1

Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period. The number of shares actually earned will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.
A summary of performance share activity for the year ended September 30, 2019 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2018	150	$143.94
Granted(1)	57	155.04
Adjustment for performance results achieved(2)	72	178.06
Vested and issued	(145)	132.85
Forfeited	(7)	190.37
Outstanding at September 30, 2019	127	178.40

(1)	Performance shares granted assuming achievement of performance goals at target.

(2)	Adjustments were due to the number of shares vested under fiscal 2016 awards at the end of the three-year performance period ended September 30, 2018 being higher than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2019, 2018 and 2017:

	2019	2018	2017
Percent payout	200%	187%	10%
Shares vested (in thousands)	145	139	6
Total fair value of shares vested (in millions)	$25.8	$26.5	$0.9

For the three-year performance period ending September 30, 2019, the payout will be 77 percent of the target number of shares, with a maximum of approximately 28,000 shares to be delivered in payment under the awards in December 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2019, 2018 and 2017 was $155.04, $219.04 and $174.37, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2019	2018	2017
Average risk-free interest rate	2.77%	1.88%	1.35%
Expected dividend yield	2.24%	1.72%	2.20%
Expected volatility	23%	22%	23%

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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to four years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2019, 2018 and 2017 was $170.75, $188.41 and $138.32, respectively. The total fair value of shares vested during the years ended September 30, 2019, 2018, and 2017 was $7.8 million, $7.2 million, and $7.6 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2019 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2018	146	$141.35
Granted	48	170.75
Vested	(44)	108.40
Forfeited	(8)	167.94
Outstanding at September 30, 2019	142	$160.14

We also granted approximately 6,000 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2019. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2019, 2018, and 2017 was $182.39, $183.76 and $129.68, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2019, 2018 or 2017. We did not make voluntary contributions to our U.S. qualified pension plan in 2019 or 2018. We made a voluntary contribution of $200.0 million to our U.S. qualified pension plan in 2017.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. Expense related to these plans was $53.1 million in 2019, $47.0 million in 2018 and $41.5 million in 2017.
Other postretirement benefits are primarily in the form of retirement medical plans that cover most of our employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Service cost	$78.2	$88.9	$97.0	$0.9	$1.3	$1.4
Interest cost	158.3	155.3	151.6	2.3	2.4	2.5
Expected return on plan assets	(244.7)	(244.8)	(225.2)	—	—	—
Amortization:
Prior service cost (credit)	1.2	0.6	(3.7)	(5.4)	(5.5)	(6.1)
Net actuarial loss	77.8	113.4	152.9	0.9	1.7	2.3
Settlements	1.2	0.7	3.3	—	—	—
Net periodic benefit cost (income)	$72.0	$114.1	$175.9	$(1.3)	$(0.1)	$0.1

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.
Significant assumptions used in determining net periodic benefit cost (income) are (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
U.S. Plans
Discount rate	4.35%	3.90%	3.75%	4.15%	3.40%	3.10%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation increase rate	3.50%	3.50%	3.50%	—	—	—
Non-U.S. Plans
Discount rate	2.48%	2.30%	1.77%	3.30%	3.20%	2.80%
Expected return on plan assets	5.22%	5.19%	5.12%	—	—	—
Compensation increase rate	3.02%	2.99%	2.86%	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Benefit Obligation
Benefit obligation, plan assets, funded status and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Benefit obligation at beginning of year	$4,259.5	$4,585.0	$62.4	$77.8
Service cost	78.2	88.9	0.9	1.3
Interest cost	158.3	155.3	2.3	2.4
Actuarial losses (gains)	720.4	(257.1)	4.7	(8.5)
Plan amendments	(4.9)	(0.3)	—	—
Plan participant contributions	3.4	3.7	3.4	3.4
Benefits paid	(263.1)	(277.7)	(12.8)	(13.5)
Settlements	(6.2)	(10.4)	—	—
Curtailments	—	(3.5)	—	—
Currency translation and other	(38.3)	(24.4)	(0.2)	(0.5)
Benefit obligation at end of year	4,907.3	4,259.5	60.7	62.4
Plan assets at beginning of year	3,754.8	3,788.3	—	—
Actual return on plan assets	263.6	220.6	—	—
Company contributions	30.9	50.3	9.4	10.1
Plan participant contributions	3.4	3.7	3.4	3.4
Benefits paid	(263.1)	(277.7)	(12.8)	(13.5)
Settlements	(6.2)	(10.4)	—	—
Currency translation and other	(30.3)	(20.0)	—	—
Plan assets at end of year	3,753.1	3,754.8	—	—
Funded status of plans	$(1,154.2)	$(504.7)	$(60.7)	$(62.4)

Net amount on balance sheet consists of:
Other assets	$6.5	$30.6	$—	$—
Compensation and benefits	(12.7)	(12.3)	(7.3)	(10.1)
Retirement benefits	(1,148.0)	(523.0)	(53.4)	(52.3)
Net amount on balance sheet	$(1,154.2)	$(504.7)	$(60.7)	$(62.4)

The actuarial losses recorded in 2019 were primarily the result of a decrease in the discount rate for U.S. Plans, which decreased from 4.35% in 2018 to 3.30% in 2019. The actuarial gains recorded in 2018 were primarily the result of an increase in the discount rate for U.S. Plans, which increased from 3.90% in 2017 to 4.35% in 2018. Approximately 76 percent of our 2019 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Prior service cost (credit)	$2.7	$4.3	$(4.1)	$(8.2)
Net actuarial loss	1,127.7	657.6	7.4	4.4
Total	$1,130.4	$661.9	$3.3	$(3.8)

During 2019, we recognized prior service credits of $4.2 million ($3.2 million net of tax) and net actuarial losses of $78.7 million ($59.7 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation for our pension plans was $4,548.8 million and $3,962.3 million at September 30, 2019 and 2018, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2019	2018
Projected benefit obligation	$4,607.4	$3,755.5
Fair value of plan assets	3,446.7	3,220.2
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2019	2018
Accumulated benefit obligation	$4,019.7	$679.7
Fair value of plan assets	3,205.2	392.9

Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
U.S. Plans
Discount rate	3.30%	4.35%	2.90%	4.15%
Compensation increase rate	3.40%	3.50%	—	—
Health care cost trend rate(1)	—	—	6.50%	6.50%
Non-U.S. Plans
Discount rate	1.60%	2.48%	2.65%	3.30%
Compensation increase rate	3.06%	3.02%	—	—
Health care cost trend rate(1)	—	—	4.50%	4.50%

(1)
The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will decrease to 5.00% in 2021 for U.S. Plans and will not change in 2020 for Non-U.S. Plans.

Estimated Future Payments
We expect to contribute $32.2 million related to our global pension plans and $7.4 million to our postretirement benefit plans in 2020.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2020	$322.2	$7.4
2021	305.6	6.2
2022	322.6	5.9
2023	298.5	5.6
2024	299.7	5.3
2025-2029	1,475.1	21.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2019	2018
Equity securities	40%	–	65%	54%	49%	53%
Debt securities	30%	–	50%	39%	44%	39%
Other	0%	–	15%	7%	7%	8%

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
As of September 30, 2019 and 2018, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2019 and 2018.
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
The following table presents our pension plans’ investments measured at fair value as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2.6	$—	$—	$2.6
Equity securities:
Mutual funds	129.7	—	—	129.7
Common stock	919.7	—	—	919.7
Common collective trusts	—	419.0	—	419.0
Fixed income securities:
Corporate debt	—	698.7	—	698.7
Government securities	285.1	130.0	—	415.1
Common collective trusts	—	138.4	—	138.4
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,337.1	$1,386.1	$0.9	2,724.1
U.S. Plans investments measured at NAV:
Private equity				31.6
Alternative equity				25.6
Total U.S. Plans investments				2,781.3
Non-U.S. Plans
Cash and cash equivalents	$16.6	$—	$—	16.6
Equity securities:
Common stock	63.4	—	—	63.4
Common collective trusts	—	304.5	—	304.5
Fixed income securities:
Corporate debt	—	61.2	—	61.2
Government securities	1.3	—	—	1.3
Common collective trusts	—	329.7	—	329.7
Other types of investments:
Real estate funds	—	85.1	—	85.1
Insurance contracts	—	—	95.4	95.4
Other	—	—	4.5	4.5
Total Non-U.S. Plans investments in fair value hierarchy	$81.3	$780.5	$99.9	961.7
Non-U.S. Plans investments measured at NAV:
Real estate funds				10.1
Total Non-U.S. Plans investments				971.8
Total investments measured at fair value				$3,753.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2.0	$—	$—	$2.0
Equity securities:
Mutual funds	222.1	—	—	222.1
Common stock	964.7	—	—	964.7
Common collective trusts	—	422.2	—	422.2
Fixed income securities:
Corporate debt	—	627.7	—	627.7
Government securities	242.9	105.8	—	348.7
Common collective trusts	—	141.4	—	141.4
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,431.7	$1,297.1	$0.9	2,729.7
U.S. Plans investments measured at NAV:
Private equity				36.5
Alternative equity				61.1
Total U.S. Plans investments				2,827.3
Non-U.S. Plans
Cash and cash equivalents	$12.8	$—	$—	12.8
Equity securities:
Common stock	59.2	—	—	59.2
Common collective trusts	—	320.7	—	320.7
Fixed income securities:
Corporate debt	—	33.8	—	33.8
Government securities	1.1	15.5	—	16.6
Common collective trusts	—	310.4	—	310.4
Other types of investments:
Real estate funds	—	80.5	—	80.5
Insurance contracts	—	—	79.1	79.1
Other	—	—	4.6	4.6
Total Non-U.S. Plans investments in fair value hierarchy	$73.1	$760.9	$83.7	917.7
Non-U.S. Plans investments measured at NAV:
Real estate funds				9.8
Total Non-U.S. Plans investments				927.5
Total investments measured at fair value				$3,754.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2019:

	Balance October 1, 2018	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2019
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	79.1	—	14.3	2.0	95.4
Other	4.6	—	(0.1)	—	4.5
	$84.6	$—	$14.2	$2.0	$100.8
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2018:

	Balance October 1, 2017	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2018
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	71.5	—	(0.4)	8.0	79.1
Other	4.8	—	(0.2)	—	4.6
	$77.2	$—	$(0.6)	$8.0	$84.6

14. Other Income (Expense)
The components of other income (expense) are (in millions):

	2019	2018	2017
Gain on sale of business	$—	$—	$60.8
Change in fair value of investments	(368.5)	90.0	—
Interest income	11.1	24.4	19.6
Royalty income	10.2	9.7	8.9
Legacy product liability and environmental (charges) benefit	(22.1)	2.6	(8.3)
Non-operating pension and postretirement benefit credit (cost)	8.4	(23.8)	(77.6)
Other	(1.5)	3.9	(0.1)
Other income (expense)	$(362.4)	$106.8	$3.3

In September 2017, we sold W Interconnections, Inc. and subsidiaries, which was included within our Control Products & Solutions segment, for approximately $94.0 million. We recorded a pre-tax gain of $60.8 million as a result of this divestiture, which is included within Other income (expense) in the Consolidated Statement of Operations. The change in fair value of investments includes the gain (loss) on investments and valuation adjustments related to the registration of PTC Shares. Additional information related to our investments is included in Note 9.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes
Selected income tax data (in millions):

	2019	2018	2017
Components of income before income taxes:
United States	$280.8	$721.6	$547.2
Non-United States	620.2	609.2	490.2
Total	$901.0	$1,330.8	$1,037.4

Components of the income tax provision:
Current:
United States	$105.6	$475.3	$67.3
Non-United States	112.1	131.4	109.9
State and local	16.5	18.1	0.7
Total current	234.2	624.8	177.9
Deferred:
United States	(27.0)	118.6	44.6
Non-United States	(0.1)	48.0	(14.1)
State and local	(1.9)	3.9	3.3
Total deferred	(29.0)	170.5	33.8
Income tax provision	$205.2	$795.3	$211.7

Total income taxes paid	$293.3	$222.9	$211.9

Tax Act
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly changed U.S. tax law by, among other things, lowering the statutory corporate income tax rate, implementing a modified territorial tax system, and imposing a one-time transition tax on accumulated earnings of foreign subsidiaries that were previously deferred from U.S. tax (“transition tax”). As a fiscal year taxpayer, certain provisions of the Tax Act impacted us in fiscal year 2018, including the change in the federal statutory rate and the one-time transition tax, while other provisions became effective in fiscal year 2019, including the tax on global intangible low-tax income (“GILTI”) of foreign subsidiaries, the deduction for foreign derived intangible income (“FDII”), and the elimination of the domestic manufacturing deduction.
The FASB allows companies to adopt an accounting policy to either recognize deferred taxes on GILTI or treat it as a cost in the year incurred. The Company has adopted an accounting policy to treat tax on GILTI as a tax cost in the year incurred.
Our base rate reflects the change in the U.S. federal statutory rate from 35 percent to 21 percent resulting from the enactment of the Tax Act. The statutory rate for our fiscal year 2019 is 21 percent.
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on how a company may recognize provisional estimates related to the effects of the Tax Act. During the first quarter of fiscal year 2019, the Company completed its analysis of the impact of the Tax Act in accordance with SAB 118 and the amounts are no longer considered provisional. This resulted in no change to the provisional amounts recorded in fiscal year 2018 related to the revaluation of U.S. deferred tax assets and liabilities and the one-time transition tax liability on earnings of our foreign subsidiaries that were previously deferred from U.S. income tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2019	2018	2017
Statutory tax rate	21.0%	24.5%	35.0%
State and local income taxes	0.1	1.0	0.7
Non-United States taxes	(4.8)	(4.4)	(9.3)
Repatriation of foreign earnings	2.8	4.2	0.5
Foreign-derived intangible income	(1.6)	—	—
Impact of the Tax Act	—	36.6	—
Foreign currency transaction loss	—	—	(1.9)
Change in valuation allowance(a)	7.6	0.7	0.1
Share-based compensation	(0.9)	(1.3)	(2.8)
Research and development tax credit	(1.2)	(1.3)	(0.6)
Other	(0.2)	(0.2)	(1.3)
Effective income tax rate	22.8%	59.8%	20.4%

(a) During fiscal year 2019, we recorded a valuation allowance against deferred tax assets associated with the loss in fair value of the PTC Shares. This resulted in an increase to the effective tax rate of 7.5% and a corresponding valuation allowance of $67.3 million, as described further in the table below.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program which generates the primary benefit will expire in 2022. The tax benefit attributable to these programs was $55.1 million ($0.46 per diluted share) in 2019, $52.3 million ($0.41 per diluted share) in 2018 and $43.4 million ($0.33 per diluted share) in 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) were (in millions):

	2019	2018
Deferred income tax assets:
Compensation and benefits	$6.0	$6.5
Inventory	11.1	11.5
Returns, rebates and incentives	29.8	34.0
Retirement benefits	298.5	141.5
Environmental remediation and other site-related costs	26.2	20.7
Share-based compensation	21.6	19.6
Other accruals and reserves	46.9	49.7
Investments	69.6	—
Net operating loss carryforwards	18.5	19.6
Tax credit carryforwards	16.5	17.9
Capital loss carryforwards	9.5	10.0
Other	10.7	4.6
Subtotal	564.9	335.6
Valuation allowance	(93.8)	(27.0)
Net deferred income tax assets	471.1	308.6
Deferred income tax liabilities:
Property	(55.8)	(54.7)
Intangible assets	(24.4)	(25.3)
Investments	—	(21.7)
Unremitted earnings of foreign subsidiaries	(25.5)	(22.7)
Other	(1.3)	(4.6)
Deferred income tax liabilities	(107.0)	(129.0)
Total net deferred income tax assets	$364.1	$179.6

We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2019 were (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$7.2	$7.2	2020	-	2028
Non-United States net operating loss carryforward	3.3	3.1	Indefinite
Non-United States capital loss carryforward	9.5	9.5	Indefinite
United States net operating loss carryforward	0.4	—	2020	-	2036
State and local net operating loss carryforward	7.6	1.4	2020	-	2037
State tax credit carryforward	16.5	0.7	2020	-	2034
Subtotal	44.5	21.9
Other deferred tax assets	71.9	71.9	Indefinite
Total	$116.4	$93.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2019	2018	2017
Gross unrecognized tax benefits balance at beginning of year	$20.1	$31.1	$32.4
Additions based on tax positions related to the current year	—	—	1.9
Additions based on tax positions related to prior years	—	3.0	10.8
Reductions based on tax positions related to prior years	—	(1.1)	(0.1)
Reductions related to settlements with taxing authorities	—	(11.3)	(7.7)
Reductions related to lapses of statute of limitations	(0.2)	(1.6)	(6.3)
Effect of foreign currency translation	—	—	0.1
Gross unrecognized tax benefits balance at end of year	$19.9	$20.1	$31.1

The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $19.9 million, $20.1 million and $31.1 million at September 30, 2019, 2018 and 2017, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $3.3 million and $2.5 million at September 30, 2019 and 2018, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $(0.8) million, $1.5 million and $1.2 million in 2019, 2018 and 2017, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $18.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $19.8 million.
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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $56.3 million and $52.2 million as of September 30, 2019 and 2018, respectively.
Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2019 and 2018. Conditional asset retirement obligations, net of related expected recoveries, were $21.5 million and $21.6 million as of September 30, 2019 and 2018, respectively.
Other Matters
Various other lawsuits, claims and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our business, financial condition or results of operations. The following outlines additional background for obligations associated with asbestos, divested businesses and intellectual property.
We (including our subsidiaries) have been named as a defendant in lawsuits alleging personal injury as a result of exposure to asbestos that was used in certain components of our products many years ago, including products from divested businesses for which we have agreed to defend and indemnify claims. Currently there are a few thousand claimants in lawsuits that name us as defendants, together with hundreds of other companies. But in all cases, for those claimants who do show that they worked with our products or products of divested businesses for which we are responsible, we nevertheless believe we have meritorious defenses, in substantial part due to the integrity of the products, the encapsulated nature of any asbestos-containing components, and the lack of any impairing medical condition on the part of many claimants. We defend those cases vigorously. Historically, we have been dismissed from the vast majority of these claims with no payment to claimants.
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these asbestos claims throughout the remaining life of asbestos liability. The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our business, financial condition or results of operations.
We have, from time to time, divested certain of our businesses. In connection with these divestitures, certain lawsuits, claims and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances the divested business has assumed the liabilities; however, it is possible that we might be responsible to satisfy those liabilities if the divested business is unable to do so. We do not believe these liabilities will have a material effect on our business, financial condition or results of operations.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of September 30, 2019, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
Lease Commitments
Rental expense was $119.0 million in 2019, $120.3 million in 2018 and $115.1 million in 2017. As of September 30, 2019, minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are payable as follows (in millions):

2020	$90.6
2021	72.6
2022	51.8
2023	36.7
2024	26.4
Thereafter	63.8
Total	$341.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments from third parties under sublease agreements having noncancelable lease terms in excess of one year were not significant as of September 30, 2019. Most leases contain renewal options for varying periods, and certain leases include options to purchase the leased property.
17. Business Segment Information
Rockwell Automation, Inc. is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Based upon this information, we organize our hardware and software products, solutions and services into two operating segments: Architecture & Software and Control Products & Solutions.
Architecture & Software
The Architecture & Software operating segment contains a comprehensive portfolio of automation and information platforms, including hardware and software. This integrated portfolio is capable of controlling our customers’ industrial processes and manufacturing, as well as providing connections to enterprise business systems.
Our automation platform is multi-discipline and scalable with the ability to handle applications in discrete, batch/hybrid and continuous process, drives control, motion control, machine safety and process safety. Our products include programmable automation controllers, design, visualization and simulation software, human machine interface products, networking products, industrial computers, sensing devices, machine safety devices, motion control products, and independent cart technology products.
Our information platform includes manufacturing execution system software and analytics software that enables customers to improve operational productivity and meet regulatory requirements. This platform enables enterprise visibility, reduction of unplanned downtime, and optimization of processes.
Control Products & Solutions
The Control Products & Solutions operating segment combines a comprehensive portfolio of intelligent motor control and industrial control products, value-added solutions and a complete portfolio of professionally delivered lifecycle services. This comprehensive portfolio includes:

•
Low and medium voltage electro-mechanical and electronic motor starters and AC/DC variable frequency drives, motor control and circuit protection devices, operator devices, signaling devices, termination and protection devices, relays and timers and electrical control accessories.

•
Value-added solutions ranging from pre-configured line to load power solutions, packaged drives, motor control centers, intelligent packaged power and engineered to order automation equipment solutions.

•
Professional lifecycle services combine technology and domain expertise to help maximize customers’ automation investment and provide total lifecycle support as they design, build, sustain and optimize their automation investments. This broad portfolio includes safety, security and digital transformation consulting, global automation and information project delivery capabilities, plant network, cloud, and cybersecurity services, asset management and predictive analytics, and remote, on-site and managed support services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the sales and operating results of our reportable segments (in millions):

	2019	2018	2017
Sales:
Architecture & Software	$3,021.9	$3,050.2	$2,858.6
Control Products & Solutions	3,672.9	3,615.8	3,452.7
Total	$6,694.8	$6,666.0	$6,311.3
Segment operating earnings:
Architecture & Software	$874.8	$897.9	$780.0
Control Products & Solutions	598.8	543.9	448.1
Total	1,473.6	1,441.8	1,228.1
Purchase accounting depreciation and amortization	(16.6)	(17.4)	(21.4)
General corporate - net	(108.8)	(100.0)	(95.9)
Non-operating pension and postretirement benefit credit (cost)	8.4	(23.8)	(77.6)
Gain on sale of business	—	—	60.8
Costs related to unsolicited Emerson proposals	—	(11.2)	—
(Loss) gain on investments	(402.2)	123.7	—
Valuation adjustments related to the registration of PTC Shares	33.7	(33.7)	—
Interest (expense) income - net	(87.1)	(48.6)	(56.6)
Income before income taxes	$901.0	$1,330.8	$1,037.4

Effective October 1, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from General corporate - net to Interest (expense) income - net and retrospectively applied the requirements of the new pension standard, reclassifying the non-operating pension and postretirement benefit cost out of segment operating earnings. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure. These changes did not impact the Consolidated Statement of Operations.
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, interest (expense) income - net, costs related to corporate offices, non-operating pension and postretirement benefit credit (cost), certain corporate initiatives, gains and losses on investments, valuation adjustments related to the registration of PTC Shares, gains and losses from the disposition of businesses, and purchase accounting depreciation and amortization. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2019, 2018 and 2017 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate (in millions):

	2019	2018	2017
Identifiable assets:
Architecture & Software	$1,410.5	$1,788.9	$2,482.8
Control Products & Solutions	2,114.8	2,094.9	2,078.2
Corporate	2,587.7	2,378.2	2,600.7
Total	$6,113.0	$6,262.0	$7,161.7
Depreciation and amortization:
Architecture & Software	$63.8	$72.5	$69.3
Control Products & Solutions	69.6	72.4	75.0
Corporate	2.2	2.3	3.2
Total	135.6	147.2	147.5
Purchase accounting depreciation and amortization	16.6	17.4	21.4
Total	$152.2	$164.6	$168.9
Capital expenditures for property:
Architecture & Software	$57.7	$29.4	$30.0
Control Products & Solutions	68.9	38.5	42.1
Corporate	6.2	57.6	69.6
Total	$132.8	$125.5	$141.7

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $244.7 million, $234.4 million and $259.3 million at September 30, 2019, 2018 and 2017, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $6.2 million, $57.6 million and $69.6 million in 2019, 2018 and 2017, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2019	2018	2017	2019	2018	2017
North America	$4,014.3	$3,964.1	$3,801.8	$443.8	$450.2	$452.2
Europe, Middle East and Africa	1,249.8	1,286.8	1,193.7	60.5	53.3	52.5
Asia Pacific	908.6	933.3	866.4	41.9	42.9	40.0
Latin America	522.1	481.8	449.4	25.7	30.4	39.2
Total	$6,694.8	$6,666.0	$6,311.3	$571.9	$576.8	$583.9

We attribute sales to the geographic regions based on the country of destination. Sales in North America include $3,640.2 million related to the U.S.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2019, 2018 and 2017, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Information (Unaudited)

	2019 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2019
Sales	$1,642.3	$1,657.2	$1,665.1	$1,730.2	$6,694.8
Gross profit	738.7	708.2	730.3	722.9	2,900.1
Income before income taxes	120.8	402.4	321.4	56.4	901.0
Net income	80.3	346.0	261.4	8.1	695.8
Earnings per share:
Basic	0.67	2.91	2.22	0.07	5.88
Diluted	0.66	2.88	2.20	0.07	5.83

	2018 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2018
Sales	$1,586.6	$1,651.2	$1,698.7	$1,729.5	$6,666.0
Gross profit	700.2	703.9	744.7	736.1	2,884.9
Income before income taxes	297.8	299.6	251.7	481.7	1,330.8
Net (loss) income	(236.4)	227.4	198.6	345.9	535.5
(Loss) Earnings per share:
Basic	(1.84)	1.79	1.60	2.84	4.27
Diluted	(1.84)	1.77	1.58	2.80	4.21
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.
19. Subsequent Event
On October 1, 2019, we completed the formation of a joint venture, Sensia, the first fully integrated digital oilfield automation solutions provider. Sensia operates as an independent entity, with Rockwell Automation owning 53% and Schlumberger owning 47% of the joint venture. As part of the transaction, we made a $250 million payment to Schlumberger, which was funded by cash on hand. See the contractual cash obligations table under Financial Condition in MD&A. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results.

As of October 1, 2019, Rockwell Automation will record a preliminary purchase price allocation for the assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the acquisition date, October 1, 2019. We have not completed our analysis of estimating the fair value of intangible assets acquired, specifically customer relationships. The preliminary purchase price allocation is as follows (in millions):

Purchase Price Allocation
Net current and tangible assets	$86.9
Goodwill and intangible assets	563.4
Total assets acquired	650.3
Less: current liabilities assumed	(25.3)
Less: noncontrolling interest portion	(294.0)
Net assets acquired	$331.0

Purchase consideration
Cash	$250.0
Noncontrolling interest portion of Rockwell Automation’s contributed business	32.0
Additional paid in capital adjustment	42.0
Other	7.0
Net purchase consideration	$331.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We will assign the full amount of goodwill to our Control Products & Solutions segment. Some of the goodwill recorded is expected to be deductible for tax purposes.

The allocation of the purchase price to identifiable assets is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets during the periods in which the adjustments are determined. The fair value of the noncontrolling interest of the contributed business upon acquisition was $294 million. The consolidated value of Sensia will be recorded at fair value for Schlumberger’s contribution and at carrying value for Rockwell Automation’s contribution.

We expensed an immaterial amount of acquisition-related costs in the year ended September 30, 2019.
Pro forma financial information

Pro forma consolidated sales for the year ended September 30, 2019 are approximately $6.9 billion and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the 2019 formation of Sensia occurred on October 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2019, and the related notes and schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Retirement Benefits - U.S. Pension Benefit Obligation - Refer to Note 13 to the financial statements
Critical Audit Matter Description
The Company’s pension benefit obligation is actuarially determined on an annual basis. The determination of the pension benefit obligation requires management to make significant judgments related to the selection of discount rates. Changes in discount rates could have a significant impact on the pension benefit obligation. Management selected discount rates based upon an analysis of a hypothetical portfolio of bonds that match the expected cash flow of their pension plans.
The Company had a pension benefit obligation of $4,907 million as of September 30, 2019, of which approximately 76% is related to the U.S. pension plans. If the discount rate for the U.S. pension plans were to change by 25 basis points, the effect would be a $141 million change in the U.S. projected benefit obligation.
Given the significance of the U.S. pension obligation and its sensitivity to a change in the discount rate, performing audit procedures to evaluate whether management’s judgments regarding the selection of the discount rate for the U.S. pension plans was appropriate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate for the U.S. pension plans included the following, among others:

•	We tested the effectiveness of controls over management’s accounting for their pension obligation, including those over the selection of the discount rate.

•	With the assistance of our actuarial specialists, we evaluated the Company’s selection of the discount rate by:

–
Assessing the appropriateness of the bonds included in the analysis used by management by evaluating the criteria used to select bonds, and by testing the characteristics and investment grade of the bonds selected.

–	Testing the mathematical accuracy of the analysis used by management through recalculation.

–	Benchmarking the analysis used by management against an independent yield curve analysis.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 12, 2019
We have served as the Company’s auditor since 1967.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2019, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.
The effectiveness of our internal control over financial reporting, as of September 30, 2019, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous two pages.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating the impact that the formation of Sensia on October 1, 2019 may have on our control environment.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Other than the information below, the information required by this Item 10 is incorporated by reference to the sections entitled Corporate Governance, Election of Directors, and Stock Ownership Information in the Proxy Statement.
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
Item 11.     Executive Compensation
The information required by this Item 11 is incorporated by reference to the sections entitled Executive Compensation, Election of Directors, Corporate Governance, and Compensation Committee Report in the Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Other than the information below, the information required by this Item 12 is incorporated by reference to the section entitled Stock Ownership Information in the Proxy Statement.
The following table provides information, as of September 30, 2019, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans, including our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, and 2003 Directors Stock Plan.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	4,580,630	(1)	$139.53	(2)	3,588,730	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	4,580,630		$139.53		3,588,730

(1)
Represents outstanding options and shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted stock units.

(3)	Represents 3,375,304 and 213,426 shares available for future issuance under our 2012 Long-Term Incentives Plan and our 2003 Directors Stock Plan, respectively.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the sections entitled Corporate Governance and Election of Directors in the Proxy Statement.
Item 14.     Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the section entitled Audit Matters in the Proxy Statement.

PART IV
Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2019, 2018 and 2017

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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

4-a-5	Form of certificate for the Company’s 2.050% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-6	Form of certificate for the Company’s 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-7	Form of certificate for the Company’s 3.500% Notes due March 1, 2029, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
4-a-8	Form of certificate for the Company’s 4.200% Notes due March 1, 2049, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
4-a-9	Description of the Company’s Securities.

*10-a-1	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
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

*10-a-7
Summary of Non-Employee Director Compensation and Benefits as of October 1, 2019, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, is hereby incorporated by reference.

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

*10-b-6
Copy of the Company’s 2012 Long-Term Incentives Plan, as amended and restated through February 2, 2016, filed as Exhibit 4-c to the Company’s Registration Statement on Form S-8 (No. 333-209706), is hereby incorporated by reference.

*10-b-7
Form of Stock Option Agreement under the Company’s 2012 Long-Term Incentives Plan for options granted to executive officers of the Company after December 5, 2012, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, is hereby incorporated by reference.

*10-b-8
Form of Restricted Stock Agreement under the Company’s 2012 Long-Term Incentives Plan for shares of restricted stock awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

*10-b-9
Form of Performance Share Agreement under the Company’s 2012 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 5, 2012, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 is hereby incorporated by reference.

*10-b-10	Form of Restricted Stock Agreement under the Company’s 2012 Long-Term Incentives Plan for certain awards of shares of restricted stock to executive officers of the Company after October 29, 2019.

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
*10-e-1
Change of Control Agreement dated as of September 30, 2019 between the Company and Blake D. Moret, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 1, 2019, is hereby incorporated by reference.

*10-e-2
Form of Change of Control Agreement between the Company and each of Patrick P. Goris, Frank C. Kulaszewicz, and Sujeet Chand and certain other officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 1, 2019, is hereby incorporated by reference.

*10-e-3
Letter Agreement dated September 3, 2009 between Registrant and Theodore D. Crandall, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2009, is hereby incorporated by reference.

*10-e-4
Letter Agreement dated July 1, 2016 between Registrant and Blake D. Moret, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, is hereby incorporated by reference.

*10-e-5
Letter Agreement dated February 7, 2017 between Registrant and Patrick P. Goris, filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, is hereby incorporated by reference.

*10-f
Rockwell Automation Consultant Agreement, dated as of February 20, 2019, between the Company and Theodore Crandall, filed as Exhibit 99 to the Company's Current Report on Form 8-K dated February 22, 2019, is hereby incorporated by reference.

10-g-1
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

10-g-2
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

10-g-3
Tax Allocation Agreement dated as of December 6, 1996, among Rockwell International Corporation (renamed Boeing North American, Inc.), the Company (formerly named New Rockwell International Corporation) and The Boeing Company, filed as Exhibit 10-d to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, is hereby incorporated by reference.

10-h-l
Distribution Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-h-2
Employee Matters Agreement dated as of September 30, 1997 by and between the Company and Meritor Automotive, Inc., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated October 10, 1997, is hereby incorporated by reference.

10-h-3
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

10-j-1
$1,250,000,000 Five-Year Credit Agreement dated as of November 13, 2018 among the Company, the Banks listed on the signature pages thereof, Bank of America, N.A., as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated November 15, 2018, is hereby incorporated by reference.

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

10-m-1
Securities Purchase Agreement, dated June 11, 2018, between the Company and PTC Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 11, 2018, is hereby incorporated by reference.

10-m-2
Registration Rights Agreement dated July 19, 2018, between the Company and PTC Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as July 20, 2018, is hereby incorporated by reference.

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
Patrick P. Goris
Senior Vice President and
Chief Financial Officer
Dated: November 12, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of November 2019 by the following persons on behalf of the registrant and in the capacities indicated.

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

Pam Murphy*
Director

Donald R. Parfet *
Director

Lisa A. Payne*
Director

Thomas W. Rosamilia*
Director

Patricia A. Watson*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2019, 2018 and 2017

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
Description
Year ended September 30, 2019
Allowance for doubtful accounts(a)	$17.1	$6.1	$—	$5.8	$17.4
Valuation allowance for deferred tax assets	27.0	69.3	—	2.5	93.8
Year ended September 30, 2018
Allowance for doubtful accounts(a)	$24.9	$0.1	$—	$7.9	$17.1
Valuation allowance for deferred tax assets	18.6	8.9	—	0.5	27.0
Year ended September 30, 2017
Allowance for doubtful accounts(a)	$24.5	$5.0	$—	$4.6	$24.9
Valuation allowance for deferred tax assets	17.3	1.5	0.4	0.6	18.6

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

4-a-9	Description of the Company’s Securities.

**10-b-10	Form of Restricted Stock Agreement under the Company’s 2012 Long-Term Incentives Plan for certain awards of shares of restricted stock to executive officers of the Company after October 29, 2019.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.
**	Management contract or compensatory plan or arrangement.