Form 10-Q
period 2019-12-31
ROCKWELL AUTOMATION, INC
filed 2020-01-29
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
116,183,650 shares of registrant’s Common Stock were outstanding on December 31, 2019.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$926.2	$1,018.4
Receivables	1,298.1	1,178.7
Inventories	625.3	575.7
Other current assets	157.9	212.9
Total current assets	3,007.5	2,985.7
Property, net of accumulated depreciation of $1,609.4 and $1,566.0, respectively	574.0	571.9
Operating lease right-of-use assets	331.1	—
Goodwill	1,395.8	1,071.1
Other intangible assets, net	441.8	194.1
Deferred income taxes	368.5	364.1
Long-term investments	860.7	793.9
Other assets	128.5	132.2
Total	$7,107.9	$6,113.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$23.5	$—
Current portion of long-term debt	301.0	300.5
Accounts payable	708.3	694.6
Compensation and benefits	201.9	239.0
Contract liabilities	319.2	275.6
Customer returns, rebates and incentives	195.3	199.2
Other current liabilities	318.3	227.9
Total current liabilities	2,067.5	1,936.8
Long-term debt	1,953.0	1,956.4
Retirement benefits	1,227.9	1,231.9
Operating lease liabilities	257.8	—
Other liabilities	565.2	583.7
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,775.5	1,709.1
Retained earnings	6,782.0	6,440.2
Accumulated other comprehensive loss	(1,584.3)	(1,488.0)
Common stock in treasury, at cost (shares held: 65.2 and 65.7, respectively)	(6,437.6)	(6,438.5)
Shareowners’ equity attributable to Rockwell Automation, Inc.	717.0	404.2
Noncontrolling interests	319.5	—
Total shareowners’ equity	1,036.5	404.2
Total	$7,107.9	$6,113.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2019	2018
Sales
Products and solutions	$1,508.9	$1,457.6
Services	175.6	184.7
	1,684.5	1,642.3
Cost of sales
Products and solutions	(866.0)	(782.4)
Services	(115.6)	(121.2)
	(981.6)	(903.6)
Gross profit	702.9	738.7
Selling, general and administrative expenses	(403.2)	(386.7)
Change in fair value of investments	71.0	(212.7)
Other income (expense)	(9.7)	2.2
Interest expense	(26.4)	(20.7)
Income before income taxes	334.6	120.8
Income tax provision (Note 14)	(19.2)	(40.5)
Net income	315.4	80.3
Net income attributable to noncontrolling interests	4.7	—
Net income attributable to Rockwell Automation, Inc.	$310.7	$80.3
Earnings per share:
Basic	$2.68	$0.67
Diluted	$2.66	$0.66
Weighted average outstanding shares:
Basic	115.7	120.3
Diluted	116.6	121.5

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Net income	$315.4	$80.3
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($7.9) and ($4.3))	27.4	13.8
Currency translation adjustments	22.1	(28.5)
Net change in unrealized gains and losses on cash flow hedges (net of tax benefit of $1.1 and $6.5)	(2.5)	(20.8)
Net change in unrealized gains and losses on available-for-sale investments (net of tax (expense) of ($0.0) and ($0.1))	—	0.5
Other comprehensive income (loss)	47.0	(35.0)
Comprehensive income	362.4	45.3
Comprehensive income attributable to noncontrolling interests	5.0	—
Comprehensive income attributable to Rockwell Automation, Inc.	$357.4	$45.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2019	2018
Operating activities:
Net income	$315.4	$80.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	30.2	29.3
Amortization of intangible assets	11.7	6.6
Change in fair value of investments	(71.0)	212.7
Share-based compensation expense	11.5	11.0
Retirement benefit expense	31.8	17.2
Pension contributions	(7.1)	(6.1)
Net loss on disposition of property	—	1.3
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(85.0)	(6.1)
Inventories	1.7	(52.4)
Accounts payable	(0.4)	(31.2)
Contract liabilities	37.3	26.9
Compensation and benefits	(38.6)	(85.4)
Income taxes	(17.3)	12.2
Other assets and liabilities	10.9	(4.3)
Cash provided by operating activities	231.1	212.0
Investing activities:
Capital expenditures	(37.0)	(42.0)
Acquisition of businesses, net of cash acquired	(238.5)	—
Purchases of investments	(1.0)	(2.8)
Proceeds from maturities of investments	5.4	185.6
Proceeds from sale of investments	37.9	—
Proceeds from sale of property	0.2	0.1
Cash (used for) provided by investing activities	(233.0)	140.9
Financing activities:
Net issuance of short-term debt	23.5	80.3
Cash dividends	(117.9)	(116.9)
Purchases of treasury stock	(106.0)	(295.1)
Proceeds from the exercise of stock options	104.8	4.0
Cash used for financing activities	(95.6)	(327.7)
Effect of exchange rate changes on cash	5.3	(11.7)
(Decrease) increase in cash and cash equivalents	(92.2)	13.5
Cash and cash equivalents at beginning of period	1,018.4	618.8
Cash and cash equivalents at end of period	$926.2	$632.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income	—	—	310.7	—	—	310.7	4.7	315.4
Other comprehensive income (loss)	—	—	—	46.7	—	46.7	0.3	47.0
Common stock issued (including share-based compensation impact)	—	16.3	—	—	101.1	117.4	—	117.4
Share repurchases	—	—	—	—	(100.2)	(100.2)	—	(100.2)
Cash dividends declared (1)	—	—	(117.9)	—	—	(117.9)	—	(117.9)
Adoption of accounting standards	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	50.1	—	3.8	—	53.9	314.5	368.4
Balance at December 31, 2019	$181.4	$1,775.5	$6,782.0	$(1,584.3)	$(6,437.6)	$717.0	$319.5	$1,036.5

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2018	$181.4	$1,681.4	$6,198.1	$(941.9)	$(5,501.5)	$1,617.5	$—	$1,617.5
Net income	—	—	80.3	—	—	80.3	—	80.3
Other comprehensive income (loss)	—	—	—	(35.0)	—	(35.0)	—	(35.0)
Common stock issued (including share-based compensation impact)	—	(7.0)	—	—	22.1	15.1	—	15.1
Share repurchases	—	—	—	—	(292.8)	(292.8)	—	(292.8)
Cash dividends declared (1)	—	—	(116.9)	—	—	(116.9)	—	(116.9)
Adoption of accounting standard	—	—	6.1	—	—	6.1	—	6.1
Balance at December 31, 2018	$181.4	$1,674.4	$6,167.6	$(976.9)	$(5,772.2)	$1,274.3	$—	$1,274.3
(1) Cash dividends were $1.02 per share and $0.97 per share in the periods ending December 31, 2019 and 2018, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The results of operations for the three-month period ended December 31, 2019, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $19.8 million at December 31, 2019, and $17.4 million at September 30, 2019. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $12.4 million at both December 31, 2019 and September 30, 2019.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2019	2018
Net income attributable to Rockwell Automation, Inc.	$310.7	$80.3
Less: Allocation to participating securities	(0.3)	(0.1)
Net income available to common shareowners	$310.4	$80.2
Basic weighted average outstanding shares	115.7	120.3
Effect of dilutive securities
Stock options	0.9	1.0
Performance shares	—	0.2
Diluted weighted average outstanding shares	116.6	121.5
Earnings per share:
Basic	$2.68	$0.67
Diluted	$2.66	$0.66

For the three months ended December 31, 2019, 2.4 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2018, 1.8 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $10.9 million and $17.1 million were accrued within accounts payable and other current liabilities at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, there were $3.5 million and $16.0 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
Leases
We have operating leases primarily for real estate, vehicles, and equipment. We determine if a contract is, or contains, a lease at contract inception. A right-of-use (ROU) asset and a corresponding lease liability are recognized at commencement for contracts that are, or contain, a lease with an original term greater than 12 months. ROU assets represent our right to use an underlying asset during the lease term, including periods for which renewal options are reasonably certain to be exercised, and lease liabilities represent our obligation to make lease payments arising from the lease. Lease expense is recognized on a straight-line basis over the lease term for operating leases with an original term of 12 months or less.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. A portion of our real estate leases is generally subject to annual changes based upon an index. The changes based upon the index are treated as variable lease payments. The variable portion of lease payments is not included in our ROU assets or lease liabilities and is expensed when incurred. We elected to not separate lease and nonlease components of contracts for all underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
Lease liabilities are recognized at the contract commencement date based on the present value of remaining lease payments over the lease term. To calculate the lease liabilities we use our incremental borrowing rate. We determine our incremental borrowing rate at the commencement date using our unsecured borrowing rate, adjusted for collateralization and lease term. For leases denominated in a currency other than the U.S. dollar, the collateralized borrowing rate in the foreign currency is determined using the U.S. dollar and foreign currency swap spread. Long-term lease liabilities are presented as Operating lease liabilities and current lease liabilities are included in Other current liabilities in the Consolidated Balance Sheet.
ROU assets are recognized at the contract commencement date at the value of the related lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Operating lease ROU assets are presented as Operating lease right-of-use assets in the Consolidated Balance Sheet.
Lease expenses for operating leases are recognized on a straight-line basis over the lease term and recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. We adopted the new standard using the modified retrospective transition method, which resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings as of October 1, 2019, our adoption date. The amount of lease right-of-use assets and corresponding lease liabilities recorded in the Consolidated Balance Sheet upon adoption was $316 million and $329 million, respectively. We have implemented necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard.

In February 2018, the FASB issued a new standard regarding the reporting of comprehensive loss, which gives entities the option to reclassify tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) stranded in accumulated other comprehensive loss into retained earnings. We adopted the new standard as of October 1, 2019, and elected to reclassify tax effects of $146.8 million from accumulated other comprehensive loss into retained earnings.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Revenue Recognition
Unfulfilled Performance Obligations
As of December 31, 2019, we expect to recognize approximately $480 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $330 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2019.
Disaggregation of Revenue
The following series of tables present our revenue disaggregation by geographic region and types of products or services, and also present these disaggregation categories for our two operating segments. We attribute sales to the geographic regions based on the country of destination.
The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Three Months Ended December 31, 2019
	Architecture & Software	Control Products & Solutions	Total
North America	$440.2	$566.7	$1,006.9
Europe, Middle East and Africa (EMEA)	148.1	162.0	310.1
Asia Pacific	112.2	117.4	229.6
Latin America	51.1	86.8	137.9
Total Company Sales	$751.6	$932.9	$1,684.5

	Three Months Ended December 31, 2018
	Architecture & Software	Control Products & Solutions	Total
North America	$442.8	$556.0	$998.8
Europe, Middle East and Africa (EMEA)	155.5	138.9	294.4
Asia Pacific	101.3	113.1	214.4
Latin America	53.5	81.2	134.7
Total Company Sales	$753.1	$889.2	$1,642.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Three Months Ended December 31, 2019
	Architecture & Software	Control Products & Solutions	Total
Products	$751.6	$388.6	$1,140.2
Solutions & Services	—	544.3	544.3
Total Company Sales	$751.6	$932.9	$1,684.5

	Three Months Ended December 31, 2018
	Architecture & Software	Control Products & Solutions	Total
Products	$753.1	$372.9	$1,126.0
Solutions & Services	—	516.3	516.3
Total Company Sales	$753.1	$889.2	$1,642.3

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of December 31, 2019.

Below is a summary of our contract liabilities balance:

	December 31, 2019	December 31, 2018
Balance as of beginning of fiscal year	$275.6	$268.6
Balance as of end of period	319.2	293.0

The most significant changes in our contract liabilities balance during the three months ended December 31, 2019, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the three months ended December 31, 2019, we recognized revenue of approximately $113 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the three months ended December 31, 2019, from performance obligations satisfied or partially satisfied in previous periods.
3. Share-Based Compensation
We recognized $11.5 million and $11.0 million of pre-tax share-based compensation expense during the three months ended December 31, 2019 and 2018, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2019		2018
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	953	$35.86	919	$32.51
Performance shares	37	265.04	57	155.04
Restricted stock and restricted stock units	45	193.70	39	172.14
Unrestricted stock	5	162.29	4	188.01

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4. Inventories
Inventories consist of (in millions):

	December 31, 2019	September 30, 2019
Finished goods	$272.8	$223.7
Work in process	179.0	178.4
Raw materials	173.5	173.6
Inventories	$625.3	$575.7

5. Acquisitions
Sensia joint venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Sensia operates as an independent entity, with Rockwell Automation owning 53% and Schlumberger owning 47% of the joint venture. As part of the transaction, we made a $250 million payment to Schlumberger, which was funded by cash on hand. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results.
Rockwell Automation recorded assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the October 1, 2019, acquisition date. The preliminary purchase price allocation is as follow (in millions):

Purchase Price Allocation
Cash	$16.2
Accounts receivable	22.6
Inventory	46.9
Other current assets	1.2
Property, plant and equipment	9.3
Other assets	6.2
Goodwill	314.1
Intangible assets	254.1
Total assets acquired	670.6
Less: Liabilities assumed	(37.1)
Less: Deferred income taxes	(8.0)
Less: Noncontrolling interest portion	(293.8)
Net assets acquired	$331.7

Purchase consideration
Cash	$250.0
Noncontrolling interest portion of Rockwell Automation's contributed business	21.1
Additional paid in capital adjustment	53.6
Other	7.0
Net purchase consideration	$331.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Intangible assets assigned include $254.1 million of customer relationships, technology, and/or trade names (approximately 11-year weighted average useful life). We assigned the full amount of goodwill and all other assets acquired to our Control Products & Solutions segment. Some of the goodwill recorded is expected to be deductible for tax purposes. The assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting it to present value. These values are considered level 3 measurements under accounting principles generally accepted in the United States (U.S. GAAP) fair value hierarchy. Key assumptions used in the valuation of these intangible assets included: (1) a discount rate of 11%, (2) the estimated remaining life of technology and trademarks of from 5 to 15 years, and (3) the customer attrition rate ranging from 7.5% to 25%.
The allocation of the purchase price to identifiable assets is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined. The fair value of the noncontrolling interest of the contributed business upon acquisition was $293.8 million. The consolidated value of Sensia is recorded at fair value for Schlumberger's contribution and at carrying value for Rockwell Automation's contribution.
Acquisition-related costs recorded as expenses in the year ended September 30, 2019, and in the three months ended December 31, 2019, were not material.
Pro forma consolidated sales for the three months ended December 31, 2018, are approximately $1.7 billion and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the 2019 formation of Sensia occurred on October 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Other acquisitions
In October 2019, we acquired MESTECH Services, a global provider of Manufacturing Execution Systems / Manufacturing Operations Management, digital solutions consulting, and systems integration services. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2019, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2019	$432.3	$638.8	$1,071.1
Acquisition of businesses	—	316.3	316.3
Translation	3.0	5.4	8.4
Balance as of December 31, 2019	$435.3	$960.5	$1,395.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other intangible assets consist of (in millions):

	December 31, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$130.9	$59.7
Customer relationships	305.2	75.6	229.6
Technology	154.2	73.3	80.9
Trademarks	55.3	28.3	27.0
Other	10.8	9.9	0.9
Total amortized intangible assets	716.1	318.0	398.1
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$759.8	$318.0	$441.8

	September 30, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$128.3	$62.3
Customer relationships	110.5	69.2	41.3
Technology	110.4	69.5	40.9
Trademarks	31.4	26.4	5.0
Other	10.6	9.7	0.9
Total amortized intangible assets	453.5	303.1	150.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.2	$303.1	$194.1

Estimated amortization expense is $47.5 million in 2020, $46.7 million in 2021, $43.8 million in 2022, $42.6 million in 2023 and $39.7 million in 2024.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of each fiscal year.
7. Short-term Debt
Our short-term debt of $23.5 million as of December 31, 2019, consists of interest-bearing loans from Schlumberger to Sensia due September 30, 2020. These loans were entered into following formation of Sensia. See Note 5 in the Consolidated Financial Statements for additional information on Sensia.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2019	September 30, 2019
Unrealized losses on foreign exchange contracts	$7.7	$5.4
Product warranty obligations	24.2	25.2
Taxes other than income taxes	50.4	43.8
Accrued interest	28.2	15.5
Income taxes payable	61.3	62.9
Operating lease liabilities	86.8	—
Other	59.7	75.1
Other current liabilities	$318.3	$227.9

9. Investments
Our investments consist of (in millions):

	December 31, 2019	September 30, 2019
Fixed income securities	$0.6	$43.9
Equity securities	792.5	721.5
Other	68.2	68.1
Total investments	861.3	833.5
Less: Short-term investments(1)	(0.6)	(39.6)
Long-term investments	$860.7	$793.9

(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date. We did not have any transfers between levels of fair value measurements during the period presented.
The PTC Shares are classified as level 1 in the fair value hierarchy and recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At December 31, 2019, the fair value of the PTC Shares was $792.5 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three months ended December 31, 2019, we recorded gains of $71.0 million related to the PTC Shares. For the three months ended December 31, 2018, we recorded a loss of $212.7 million related to the PTC Shares.
10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2019	2018
Service cost	$22.8	$19.6
Interest cost	34.2	39.6
Expected return on plan assets	(61.2)	(61.2)
Amortization:
Prior service cost	0.2	0.3
Net actuarial loss	36.8	19.5
Settlements	(0.7)	(0.2)
Net periodic benefit cost	$32.1	$17.6

	Other Postretirement Benefits
	Three Months Ended December 31,
	2019	2018
Service cost	$0.3	$0.2
Interest cost	0.4	0.6
Amortization:
Prior service credit	(1.4)	(1.4)
Net actuarial loss	0.4	0.2
Net periodic benefit credit	$(0.3)	$(0.4)

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended December 31, 2019
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$—	$(1,488.0)
Other comprehensive income (loss) before reclassifications	—	21.8	0.9	—	22.7
Amounts reclassified from accumulated other comprehensive loss	27.4	—	(3.4)	—	24.0
Other comprehensive income (loss)	27.4	21.8	(2.5)	—	46.7
Adoption of accounting standard/other	(146.8)	3.8	—	—	(143.0)
Balance as of December 31, 2019	$(1,253.1)	$(315.7)	$(15.5)	$—	$(1,584.3)

Three Months Ended December 31, 2018
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(28.5)	(19.2)	0.5	(47.5)
Amounts reclassified from accumulated other comprehensive loss	14.1	—	(1.6)	—	12.5
Other comprehensive income (loss)	13.8	(28.5)	(20.8)	0.5	(35.0)
Balance as of December 31, 2018	$(644.3)	$(314.5)	$(16.4)	$(1.7)	$(976.9)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2019	2018
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.2)	$(1.1)	(a)
Amortization of net actuarial loss	37.2	19.7	(a)
Settlements	(0.7)	(0.2)	(a)
	35.3	18.4	Income before income taxes
	(7.9)	(4.3)	Income tax provision
	$27.4	$14.1	Net income attributable to Rockwell Automation

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.1)	$0.4	Sales
Forward exchange contracts	(5.0)	(3.2)	Cost of sales
Forward exchange contracts	0.1	0.5	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	0.5	—	Interest expense
	(4.5)	(2.3)	Income before income taxes
	1.1	0.7	Income tax provision
	$(3.4)	$(1.6)	Net income attributable to Rockwell Automation
Total reclassifications	$24.0	$12.5	Net income attributable to Rockwell Automation
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of December 31, 2019, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
13. Leases
We have operating leases primarily for real estate, vehicles and equipment. Our leases have remaining lease terms from less than one year to 15 years. We do not have a material amount of finance leases.
We elected the package of practical expedients permitted under the transition guidance within the new standard which allows the Company to carry forward the historical assessments of whether contracts are, or contain, leases, lease classification and initial direct costs. We also elected to not record lease ROU assets or lease liabilities for leases with an original term of 12 months or less. We elected to use the remaining lease term for purposes of calculating the incremental borrowing rate upon transition.
The components of lease expense were as follows (in millions):

Three Months Ended December 31, 2019
Operating lease expense(1)	$25.3
Variable lease expense(2)	3.9
Total lease expense	$29.2
(1) Operating lease expense includes short-term lease expense which was not material.
(2) Variable lease expense includes sublease income which was not material.

Supplemental balance sheet information related to leases was as follows (in millions):

December 31, 2019
Weighted average remaining lease term	6.1 years
Weighted average discount rate	2.04%

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Maturities of lease liabilities as of December 31, 2019, were as follows (in millions):

2020 (excluding the three months ended December 31, 2019)	$71.6
2021	79.6
2022	60.1
2023	44.7
2024	32.5
2025	20.5
Thereafter	58.9
Total undiscounted lease payments	$367.9
Less imputed interest	(23.3)
Total operating lease liabilities	$344.6

Undiscounted maturities of operating leases accounted for under ASC 840 as of September 30, 2019, were as follows (in millions):

2020	$90.6
2021	72.6
2022	51.8
2023	36.7
2024	26.4
Thereafter	63.8
Total minimum lease payments	$341.9

Supplemental cash flow information related to leases was as follows (in millions):

Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$25.3
Operating right-of-use assets obtained in exchange for lease obligations	37.2

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
The effective tax rate was 5.7 percent in the three months ended December 31, 2019, compared to 33.5 percent in the three months ended December 31, 2018. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2019, primarily due to PTC investment adjustments, tax benefits recognizable upon the formation of the Sensia joint venture, and excess income tax benefits of share-based compensation. The effective tax rate was higher than the U.S. statutory rate of 21 percent in the three months ended December 31, 2018, because of the PTC investment adjustments without a corresponding tax benefit.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $19.9 million at December 31, 2019, and September 30, 2019, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $3.5 million and $3.3 million at December 31, 2019, and September 30, 2019, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $18.5 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $19.9 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and foreign income tax examinations for years before 2009.
15. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended December 31,
	2019	2018
Sales
Architecture & Software	$751.6	$753.1
Control Products & Solutions	932.9	889.2
Total	$1,684.5	$1,642.3
Segment operating earnings
Architecture & Software	$223.7	$237.0
Control Products & Solutions	115.4	137.9
Total	339.1	374.9
Purchase accounting depreciation and amortization	(10.0)	(4.1)
General corporate – net	(32.8)	(21.9)
Non-operating pension and postretirement benefit (cost) credit	(8.7)	2.6
Gain (loss) on investments	71.0	(246.4)
Valuation adjustments related to the registration of PTC Shares	—	33.7
Interest (expense) income - net	(24.0)	(18.0)
Income before income taxes	$334.6	$120.8

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest (expense) income - net, costs related to corporate offices, non-operating pension and postretirement benefit credit (cost), certain corporate initiatives, gains and losses on investments, valuation adjustments related to the registration of PTC Shares, gains and losses from the disposition of businesses, and purchase accounting depreciation and amortization. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, cash flows, and shareowners' equity for the three-month periods ended December 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2019, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 12, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Change in Accounting Principle
As discussed in Note 1 to the interim financial information, the Company has changed its method of accounting for leases effective October 1, 2019, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective approach.

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
January 29, 2020

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

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, for more information.
Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Results of Operations for a reconciliation of income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Results of Operations for a reconciliation of net income attributable to Rockwell Automation, diluted EPS and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.

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

U.S. Industrial Economic Trends
In the first quarter of fiscal 2020, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2018. PMI and industrial production data have both deteriorated over the prior quarter and the same quarter in the prior year.

	IP Index	PMI
Fiscal 2020 quarter ended:
December 2019	109.3	47.2
Fiscal 2019 quarter ended:
September 2019	109.5	47.8
June 2019	109.2	51.7
March 2019	109.8	55.3
December 2018	110.3	54.3
Fiscal 2018 quarter ended:
September 2018	109.3	59.5
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the first quarter of fiscal 2020, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and industrial production as indicators of the growth opportunities in each region where we do business.

After slowing throughout fiscal 2019, global economic growth has stabilized during the first quarter of fiscal 2020, although at low levels. The economic outlook remains soft, particularly in Europe and China, as slowing global growth, trade tensions with the U.S. and continued uncertainty over the impact of Brexit remain. Overall Latin America IP is expected to increase.

The U.S. Government has signed the revised United States–Mexico–Canada Agreement. This free trade agreement is not yet ratified. The U.S. Government also signed phase 1 of a trade agreement with China in January 2020. This agreement is not yet effective. We do not believe either agreement will have a material effect on our business, financial condition, or results of operations.

Summary of Results of Operations
Sales in the first quarter of fiscal 2020 increased 2.6 percent compared to the first quarter of 2019. Organic sales decreased 1.0 percent year over year. Currency translation decreased sales by 0.9 percentage points, and acquisitions increased sales by 4.5 percentage points.
We believe that uncertainty with respect to global trade is impacting some customers' investment decisions, particularly those related to the timing of capital investments, which has contributed to some project delays.
Results from the quarter included:

•
Logix sales decreased 3 percent year over year in the first quarter of fiscal 2020. Logix organic sales decreased 2 percent year over year, and currency translation decreased sales by 1 percentage points.

•
Reported sales in emerging countries increased 8.8 percent year over year in the first quarter of fiscal 2020. Organic sales in emerging countries increased 2.9 percent year over year. Currency translation decreased sales in emerging countries by 1.6 percentage points, and acquisitions increased sales by 7.5 percentage points.

The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2019	2018
Sales
Architecture & Software (a)	$751.6	$753.1
Control Products & Solutions (b)	932.9	889.2
Total sales (c)	$1,684.5	$1,642.3
Segment operating earnings(1)
Architecture & Software (d)	$223.7	$237.0
Control Products & Solutions (e)	115.4	137.9
Total segment operating earnings(2) (f)	339.1	374.9
Purchase accounting depreciation and amortization	(10.0)	(4.1)
General corporate — net	(32.8)	(21.9)
Non-operating pension and postretirement benefit (cost) credit	(8.7)	2.6
Loss on investments	71.0	(246.4)
Valuation adjustments related to the registration of PTC Shares	—	33.7
Interest (expense) income, net	(24.0)	(18.0)
Income before income taxes (g)	334.6	120.8
Income tax provision	(19.2)	(40.5)
Net income	315.4	80.3
Net income attributable to noncontrolling interests	4.7	—
Net income attributable to Rockwell Automation	$310.7	$80.3

Diluted EPS	$2.66	$0.66

Adjusted EPS(3)	$2.11	$2.21

Diluted weighted average outstanding shares	116.6	121.5

Total segment operating margin(2) (f/c)	20.1%	22.8%

Pre-tax margin (g/c)	19.9%	7.4%

Architecture & Software segment operating margin (d/a)	29.8%	31.5%

Control Product & Solutions segment operating margin (e/b)	12.4%	15.5%

(1)	See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.

(2)
Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, general corporate – net, non-operating pension and postretirement benefit (cost) credit, gains and losses on investments, valuation adjustments related to the registration of PTC Shares, interest (expense) income - net and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.

(3)
Adjusted EPS is a non-GAAP earnings measure that excludes non-operating pension and postretirement benefit (cost) credit, net income (loss) attributable to noncontrolling interests, gains and losses on investments, and valuation adjustments related to the registration of PTC Shares, including their respective tax effects. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018
Sales
Sales increased 2.6 percent year over year in the three months ended December 31, 2019. Organic sales decreased 1.0 percent in the three months ended December 31, 2019. Currency translation decreased sales by 0.9 percentage points and acquisitions increased sales by 4.5 percentage points in the three months ended December 31, 2019.
Pricing contributed approximately 1 percentage point to sales growth in the three months ended December 31, 2019.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018	Three Months Ended December 31, 2018
North America	$1,006.9	0.8%	(3.3)%
EMEA	310.1	5.3%	1.6%
Asia Pacific	229.6	7.1%	5.9%
Latin America	137.9	2.4%	(0.7)%
Total Sales	$1,684.5	2.6%	(1.0)%
(1) Organic sales and organic sales growth exclude the effect of changes in currency exchange rates, acquisitions and divestitures. See Supplemental Sales Information for information on this non-GAAP measure.

•
North America sales increased in the three months ended December 31, 2019, primarily due to acquisitions. Organic sales decreased, driven by process industries, partially offset by growth in Automotive and Semiconductor.

•	EMEA sales increased year over year in the three months ended December 31, 2019, led by Oil & Gas, Life Sciences, and Tire.

•	Sales in Asia Pacific increased in the three months ended December 31, 2019, led by Oil & Gas, Life Sciences, and Automotive, with solid growth in China.

•	Latin America sales increased in the three months ended December 31, 2019, primarily due to acquisitions. Organic sales decreased, due to weak performance in Automotive and Mining.

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018
General Corporate - Net
General corporate - net expenses was $32.8 million in the three months ended December 31, 2019, compared to $21.9 million in the three months ended December 31, 2018. The increase was primarily due to benefit-related adjustments and one-time costs related to Sensia.
Income before Income Taxes
Income before income taxes increased 177 percent year over year in the three months ended December 31, 2019. The increase in income before income taxes was primarily due to fair value adjustments in connection with the PTC investment, partially offset by a decrease in total segment operating earnings. Total segment operating earnings decreased 9.5 percent in the three months ended December 31, 2019, primarily due to increased spending and unfavorable mix.
Income Taxes
The effective tax rate for the three months ended December 31, 2019, was 5.7 percent compared to 33.5 percent for the three months ended December 31, 2018. The decrease in the effective tax rate was primarily due to PTC investment adjustments without a corresponding tax benefit in the prior year, tax benefits recognizable upon the formation of the Sensia joint venture, as well as excess income tax benefits of share-based compensation. Our Adjusted Effective Tax Rate for the three months ended December 31, 2019, was 7.9 percent compared to 18.7 percent for the three months ended December 31, 2018. The decrease in the Adjusted Effective Tax Rate was primarily due to tax benefits recognizable upon the formation of the Sensia joint venture as well as excess income tax benefits of share-based compensation.
Diluted EPS and Adjusted EPS
Fiscal 2020 first quarter net income attributable to Rockwell Automation was $310.7 million or $2.66 per share, compared to $80.3 million or $0.66 per share in the first quarter of fiscal 2019. The increases in net income attributable to Rockwell Automation and diluted EPS were primarily due to fair-value adjustments recognized in the first quarter of fiscal 2020 and 2019 in connection with the PTC investment. Fiscal 2020 first quarter Adjusted EPS was $2.11 in the first quarter of fiscal 2020, down 5 percent compared to $2.21 in the first quarter of fiscal 2019. The decrease in Adjusted EPS was primarily due to lower organic sales, higher investment spending, and unfavorable mix, partially offset by a lower share count and lower tax rate. The net year-over-year Adjusted EPS impact of Sensia was $0.01.

Three Months Ended December 31, 2019, Compared to Three Months Ended December 31, 2018
Architecture & Software
Sales
Architecture & Software sales decreased 0.2 percent year over year in the three months ended December 31, 2019. Architecture & Software organic sales increased 0.7 percent in the three months ended December 31, 2019. Currency translation decreased sales by 1.0 percentage points, and an acquisition increased sales by 0.1 percentage points in the three months ended December 31, 2019.
For both reported and organic sales, growth in Asia Pacific and the United States was more than offset by declines in the other regions for the three months ended December 31, 2019. EMEA reported sales decreased but organic sales increased slightly.
Logix sales decreased 3 percent year over year in the three months ended December 31, 2019. Logix organic sales decreased 2 percent year over year in the three months ended December 31, 2019, while currency translation decreased Logix sales by 1 percentage point in the three months ended December 31, 2019.
Segment Operating Margin
Architecture & Software segment operating earnings decreased 5.6 percent year over year in the three months ended December 31, 2019. Segment operating margin decreased to 29.8 percent in the three months ended December 31, 2019, from 31.5 percent in the same period a year ago, primarily due to higher investment spending.
Control Products & Solutions
Sales
Control Products & Solutions sales increased 4.9 percent year over year in the three months ended December 31, 2019. Control Products & Solutions organic sales decreased 2.5 percent in the three months ended December 31, 2019. Currency translation decreased sales by 0.8 percentage points, and acquisitions increased sales by 8.2 percentage points in the three months ended December 31, 2019.
Growth in reported sales was broad-based across regions for the three months ended December 31, 2019. Organic growth in Asia Pacific, EMEA, and Latin America was more than offset by declines in North America.
Product sales decreased 6 percent year over year in the three months ended December 31, 2019. Product organic sales decreased by 5 percent, and currency translation decreased sales by 1 percentage point in the three months ended December 31, 2019.
Sales in our solutions and services businesses increased 13 percent in the three months ended December 31, 2019. Organic sales in our solutions and services businesses remained consistent with the prior year period. Currency translation decreased sales by 1 percentage point, and acquisitions increased sales by 14 percentage points in the three months ended December 31, 2019.
Segment Operating Margin
Control Products & Solutions segment operating earnings decreased 16.3 percent year over year in the three months ended December 31, 2019. Segment operating margin decreased to 12.4 percent in the three months ended December 31, 2019, compared to 15.5 percent in the same period a year ago, primarily due to Sensia one-time items, unfavorable mix, and lower organic sales. Sensia had a year-over-year negative impact of 1.4 percentage points on segment operating margin.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2019	2018
Purchase accounting depreciation and amortization
Architecture & Software	$1.7	$1.4
Control Products & Solutions	8.0	2.5
Non-operating pension and postretirement benefit (credit) cost
Architecture & Software	2.1	1.5
Control Products & Solutions	3.4	2.4

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost (credit), net income (loss) attributable to noncontrolling interests, gains and losses on investments, and valuation adjustments related to the registration of PTC Shares, including their respective tax effects.

We believe that Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for net income attributable to Rockwell Automation, diluted EPS and effective tax rate.

The following are the components of operating and non-operating pension and postretirement benefit cost (credit) (in millions):

	Three Months Ended December 31,
	2019	2018
Service cost	$23.1	$19.8
Operating pension and postretirement benefit cost	23.1	19.8

Interest cost	34.6	40.2
Expected return on plan assets	(61.2)	(61.2)
Amortization of prior service credit	(1.2)	(1.1)
Amortization of net actuarial loss	37.2	19.7
Settlements	(0.7)	(0.2)
Non-operating pension and postretirement benefit cost (credit)	8.7	(2.6)

Net periodic pension and postretirement benefit cost	$31.8	$17.2

The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2019	2018
Net income attributable to Rockwell Automation	$310.7	$80.3
Non-operating pension and postretirement benefit cost (credit)	8.7	(2.6)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(2.4)	0.3
Change in fair value of investments[1]	(71.0)	212.7
Tax effect of the change in fair value of investments[1]	—	(21.7)
Adjusted Income	$246.0	$269.0

Diluted EPS	$2.66	$0.66
Non-operating pension and postretirement benefit cost (credit)	0.08	(0.02)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.02)	—
Change in fair value of investments[1]	(0.61)	1.75
Tax effect of the change in fair value of investments[1]	—	(0.18)
Adjusted EPS	$2.11	$2.21

Effective tax rate	5.7%	33.5%
Tax effect of non-operating pension and postretirement benefit cost (credit)	0.6%	—%
Tax effect of the change in fair value of investments[1]	1.6%	(14.8)%
Adjusted Effective Tax Rate	7.9%	18.7%
1In the three months ended December 31, 2019, change in fair value of investments included a $71.0 million gain due to the change in value of our investment in PTC. In the three months ended December 31, 2018, change in fair value of investments included a $246.4 million loss due to the change in value of our investment in PTC and a $33.7 million gain due to the valuation adjustments related to the registration of PTC Shares.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2019	2018
Cash provided by (used for):
Operating activities	$231.1	$212.0
Investing activities	(233.0)	140.9
Financing activities	(95.6)	(327.7)
Effect of exchange rate changes on cash	5.3	(11.7)
(Decrease) increase in cash and cash equivalents	$(92.2)	$13.5
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2019	2018
Cash provided by operating activities	$231.1	$212.0
Capital expenditures	(37.0)	(42.0)
Free cash flow	$194.1	$170.0
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
Cash provided by operating activities was $231.1 million for the three months ended December 31, 2019, compared to $212.0 million for the three months ended December 31, 2018. Free cash flow was $194.1 million for the three months ended December 31, 2019, compared to $170.0 million for the three months ended December 31, 2018. The year over year increases in cash provided by operating activities and free cash flow were primarily due to lower incentive compensation payments in the first three months of fiscal 2020 compared to the first three months of fiscal 2019.
We repurchased approximately 0.5 million shares of our common stock under our share repurchase program in the first three months of fiscal 2020. The total cost of these shares was $100.0 million, of which $3.5 million was recorded in accounts payable at December 31, 2019, related to share repurchases that did not settle until January 2020. We had $9.3 million in unsettled share repurchases outstanding at September 30, 2019, that did not settle until October 2019. We repurchased approximately 1.8 million shares of our common stock in the first three months of fiscal 2019. The total cost of these shares was $292.8 million, of which $16.0 million was recorded in accounts payable at December 31, 2018, related to share repurchases that did not settle until January 2019. Our decision to repurchase shares in the remainder of 2020 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. On both September 6, 2018, and July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At December 31, 2019, we had approximately $1,008.4 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At December 31, 2019, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
At December 31, 2019, and September 30, 2019, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the three months ended December 31, 2019. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $217.7 million at December 31, 2019, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at December 31, 2019 and 2018 were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2019 and 2018. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Our short-term debt of $23.5 million as of December 31, 2019, consists of interest-bearing loans from Schlumberger to Sensia due September 30, 2020. These loans were entered into following formation of Sensia. See Note 5 in the Consolidated Financial Statements for additional information on Sensia.
The following is a summary of our credit ratings as of December 31, 2019:

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended December 31, 2019, we reclassified $4.5 million in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three months ended December 31, 2018, we reclassified $2.3 million in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $11.1 million of pre-tax net unrealized gains on cash flow hedges as of December 31, 2019, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at December 31, 2019, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2019					Three Months Ended December 31, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions(1)	Organic Sales	Sales
North America	$1,006.9	$—	$1,006.9	$(40.8)	$966.1	$998.8
EMEA	310.1	9.2	319.3	(20.3)	299.0	294.4
Asia Pacific	229.6	3.1	232.7	(5.7)	227.0	214.4
Latin America	137.9	2.4	140.3	(6.6)	133.7	134.7
Total Company Sales	$1,684.5	$14.7	$1,699.2	$(73.4)	$1,625.8	$1,642.3
(1) Includes incremental sales resulting from the formation of the Sensia joint venture.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2019						Three Months Ended December 31, 2018
	Sales	Effect of Changes in Currency	Sales Excluding Effect of Changes in Currency	Effect of Acquisitions		Organic Sales	Sales
Architecture & Software	$751.6	$7.7	$759.3	$(0.7)		$758.6	$753.1
Control Products & Solutions	932.9	7.0	939.9	(72.7)	(1)	867.2	889.2
Total Company Sales	$1,684.5	$14.7	$1,699.2	$(73.4)		$1,625.8	$1,642.3
(1) Includes incremental sales resulting from the formation of the Sensia joint venture.

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at December 31, 2019, there has been no material change to this information except as noted below.
Acquisitions - Consolidation of Sensia Joint Venture
In determining whether to consolidate Sensia, U.S. GAAP requires that we evaluate our ability to control the significant financial or operating decisions of the joint venture. Determining the nature and extent of the noncontrolling interest holder's rights involves management judgment. We have evaluated the noncontrolling interest holder's rights and determined that we control and should consolidate Sensia in our financial results.
Acquisitions - Sensia Joint Venture Intangibles Valuation
The accounting for a business combination requires the excess of the purchase price of the acquisition over the net book value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist for the fair value allocation of the purchase price to intangible assets, which required the use of several assumptions and estimates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies. The key assumption requiring the use of judgment was the customer attrition rate ranging from 7.5% to 25%. A change in the customer attrition rate of 250 basis points would result in a change of $40.4 million in intangible assets.
More information regarding this business combination is contained in Note 5 in the Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at December 31, 2019, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at December 31, 2019, there has been no material change to this information.
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
Internal Control Over Financial Reporting: There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the first quarter of fiscal 2020, we completed the formation of Sensia as described elsewhere in this report. We continue to integrate controls, policies, and procedures relating to this transaction and will continue to evaluate the impact of any related changes to our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at December 31, 2019, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at December 31, 2019, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 - 31, 2019	192,325	$165.50	192,325	$1,076,576,028
November 1 - 30, 2019	151,412	188.41	148,812	1,048,241,570
December 1 - 31, 2019	198,223	200.97	198,223	1,008,403,976
Total	541,960	184.87	539,360

(1)
All of the shares purchased during the quarter ended December 31, 2019, were acquired pursuant to the repurchase programs described in (3) below, except for 2,600 shares that were acquired in November 2019 in connection with stock swap exercises of employee stock options.

(2)	Average price paid per share includes brokerage commissions.

(3)
On both September 6, 2018, and July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 29, 2020	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 29, 2020	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)