Form 10-Q
period 2020-03-31
ROCKWELL AUTOMATION, INC
filed 2020-04-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
115,823,960 shares of registrant’s Common Stock were outstanding on March 31, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$641.8	$1,018.4
Receivables	1,301.1	1,178.7
Inventories	629.0	575.7
Other current assets	186.3	212.9
Total current assets	2,758.2	2,985.7
Property, net of accumulated depreciation of $1,616.3 and $1,566.0, respectively	560.8	571.9
Operating lease right-of-use assets	318.5	—
Goodwill	1,362.3	1,071.1
Other intangible assets, net	433.0	194.1
Deferred income taxes	369.3	364.1
Long-term investments	716.3	793.9
Other assets	147.5	132.2
Total	$6,665.9	$6,113.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$81.5	$—
Current portion of long-term debt	—	300.5
Accounts payable	742.5	694.6
Compensation and benefits	135.5	239.0
Contract liabilities	326.2	275.6
Customer returns, rebates and incentives	194.5	199.2
Other current liabilities	281.8	227.9
Total current liabilities	1,762.0	1,936.8
Long-term debt	1,970.2	1,956.4
Retirement benefits	1,198.8	1,231.9
Operating lease liabilities	253.5	—
Other liabilities	543.5	583.7
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,791.2	1,709.1
Retained earnings	6,795.8	6,440.2
Accumulated other comprehensive loss	(1,625.8)	(1,488.0)
Common stock in treasury, at cost (shares held: 65.6 and 65.7, respectively)	(6,521.8)	(6,438.5)
Shareowners’ equity attributable to Rockwell Automation, Inc.	620.8	404.2
Noncontrolling interests	317.1	—
Total shareowners’ equity	937.9	404.2
Total	$6,665.9	$6,113.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales
Products and solutions	$1,506.0	$1,466.8	$3,014.9	$2,924.4
Services	175.3	190.4	350.9	375.1
	1,681.3	1,657.2	3,365.8	3,299.5
Cost of sales
Products and solutions	(867.9)	(823.6)	(1,733.9)	(1,606.0)
Services	(114.6)	(125.4)	(230.2)	(246.6)
	(982.5)	(949.0)	(1,964.1)	(1,852.6)
Gross profit	698.8	708.2	1,401.7	1,446.9
Selling, general and administrative expenses	(352.0)	(385.0)	(755.2)	(771.7)
Change in fair value of investments	(144.8)	98.2	(73.8)	(114.5)
Other (expense) income	(9.1)	4.7	(18.8)	6.9
Interest expense	(25.5)	(23.7)	(51.9)	(44.4)
Income before income taxes	167.4	402.4	502.0	523.2
Income tax provision (Note 14)	(37.5)	(56.4)	(56.7)	(96.9)
Net income	129.9	346.0	445.3	426.3
Net (loss) income attributable to noncontrolling interests	(2.3)	—	2.4	—
Net income attributable to Rockwell Automation, Inc.	$132.2	$346.0	$442.9	$426.3
Earnings per share:
Basic	$1.14	$2.91	$3.82	$3.56
Diluted	$1.13	$2.88	$3.80	$3.53
Weighted average outstanding shares:
Basic	116.0	118.9	115.8	119.6
Diluted	116.6	120.0	116.6	120.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income	$129.9	$346.0	$445.3	$426.3
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($8.0), ($4.3), ($15.8), and ($8.6))	27.4	14.2	54.8	28.0
Currency translation adjustments	(74.3)	19.0	(52.2)	(9.5)
Net change in unrealized gains and losses on cash flow hedges (net of tax (expense) benefit of ($2.6), ($0.5), ($1.5), and $6.0)	4.5	2.5	2.0	(18.3)
Net change in unrealized gains and losses on available-for-sale investments (net of tax (expense) of ($0.0), ($0.2), ($0.0), and ($0.3))	—	0.9	—	1.4
Other comprehensive (loss) income	(42.4)	36.6	4.6	1.6
Comprehensive income	87.5	382.6	449.9	427.9
Comprehensive (loss) income attributable to noncontrolling interests	(3.2)	—	1.8	—
Comprehensive income attributable to Rockwell Automation, Inc.	$90.7	$382.6	$448.1	$427.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2020	2019
Operating activities:
Net income	$445.3	$426.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	60.2	62.1
Amortization of intangible assets	24.0	13.2
Change in fair value of investments	73.8	114.5
Share-based compensation expense	22.4	21.8
Retirement benefit expense	63.4	34.4
Pension contributions	(17.3)	(15.1)
Net (gain) loss on disposition of property	(1.2)	1.7
Settlement of treasury locks	—	(35.7)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(134.2)	(41.5)
Inventories	(12.1)	(86.0)
Accounts payable	50.9	(12.1)
Contract liabilities	52.4	41.2
Compensation and benefits	(99.1)	(90.5)
Income taxes	(79.2)	(66.7)
Other assets and liabilities	(0.8)	(11.8)
Cash provided by operating activities	448.5	355.8
Investing activities:
Capital expenditures	(56.6)	(80.9)
Acquisition of businesses, net of cash acquired	(259.3)	(20.7)
Purchases of investments	(2.6)	(2.8)
Proceeds from maturities of investments	5.4	219.2
Proceeds from sale of investments	37.9	—
Proceeds from sale of property	1.6	3.3
Cash (used for) provided by investing activities	(273.6)	118.1
Financing activities:
Net issuance (repayment) of short-term debt	81.5	(549.7)
Issuance of long-term debt, net of discount and issuance costs	—	987.6
Repayment of long-term debt	(300.0)	—
Cash dividends	(236.3)	(232.5)
Purchases of treasury stock	(213.7)	(535.2)
Proceeds from the exercise of stock options	133.7	23.8
Other financing activities	0.8	—
Cash used for financing activities	(534.0)	(306.0)
Effect of exchange rate changes on cash	(17.5)	(6.7)
(Decrease) increase in cash and cash equivalents	(376.6)	161.2
Cash and cash equivalents at beginning of period	1,018.4	618.8
Cash and cash equivalents at end of period	$641.8	$780.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2019	$181.4	$1,775.5	$6,782.0	$(1,584.3)	$(6,437.6)	$717.0	$319.5	$1,036.5
Net income	—	—	132.2	—	—	132.2	(2.3)	129.9
Other comprehensive income (loss)	—	—	—	(41.5)	—	(41.5)	(0.9)	(42.4)
Common stock issued (including share-based compensation impact)	—	16.8	—	—	22.0	38.8	—	38.8
Share repurchases	—	—	—	—	(106.2)	(106.2)	—	(106.2)
Cash dividends declared (1)	—	—	(118.4)	—	—	(118.4)	—	(118.4)
Change in noncontrolling interest	—	(1.1)	—	—	—	(1.1)	0.8	(0.3)
Balance at March 31, 2020	$181.4	$1,791.2	$6,795.8	$(1,625.8)	$(6,521.8)	$620.8	$317.1	$937.9

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2018	$181.4	$1,674.4	$6,167.6	$(976.9)	$(5,772.2)	$1,274.3	$—	$1,274.3
Net income	—	—	346.0	—	—	346.0	—	346.0
Other comprehensive income (loss)	—	—	—	36.6	—	36.6	—	36.6
Common stock issued (including share-based compensation impact)	—	12.3	—	—	18.7	31.0	—	31.0
Share repurchases	—	—	—	—	(236.0)	(236.0)	—	(236.0)
Cash dividends declared (1)	—	—	(115.6)	—	—	(115.6)	—	(115.6)
Balance at March 31, 2019	$181.4	$1,686.7	$6,398.0	$(940.3)	$(5,989.5)	$1,336.3	$—	$1,336.3
(1) Cash dividends were $1.02 per share and $0.97 per share in the three months ended March 31, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY (continued)
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income	—	—	442.9	—	—	442.9	2.4	445.3
Other comprehensive income (loss)	—	—	—	5.2	—	5.2	(0.6)	4.6
Common stock issued (including share-based compensation impact)	—	33.1	—	—	123.1	156.2	—	156.2
Share repurchases	—	—	—	—	(206.4)	(206.4)	—	(206.4)
Cash dividends declared (1)	—	—	(236.3)	—	—	(236.3)	—	(236.3)
Adoption of accounting standards	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	49.0	—	3.8	—	52.8	315.3	368.1
Balance at March 31, 2020	$181.4	$1,791.2	$6,795.8	$(1,625.8)	$(6,521.8)	$620.8	$317.1	$937.9

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2018	$181.4	$1,681.4	$6,198.1	$(941.9)	$(5,501.5)	$1,617.5	$—	$1,617.5
Net income	—	—	426.3	—	—	426.3	—	426.3
Other comprehensive income (loss)	—	—	—	1.6	—	1.6	—	1.6
Common stock issued (including share-based compensation impact)	—	5.3	—	—	40.8	46.1	—	46.1
Share repurchases	—	—	—	—	(528.8)	(528.8)	—	(528.8)
Cash dividends declared (1)	—	—	(232.5)	—	—	(232.5)	—	(232.5)
Adoption of accounting standard	—	—	6.1	—	—	6.1	—	6.1
Balance at March 31, 2019	$181.4	$1,686.7	$6,398.0	$(940.3)	$(5,989.5)	$1,336.3	$—	$1,336.3
(1) Cash dividends were $2.04 per share and $1.94 per share in the six months ended March 31, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The results of operations for the three and six months ended March 31, 2020, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $20.7 million at March 31, 2020, and $17.4 million at September 30, 2019. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.3 million at March 31, 2020 and $12.4 million at September 30, 2019.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to Rockwell Automation	$132.2	$346.0	$442.9	$426.3
Less: Allocation to participating securities	—	(0.4)	(0.4)	(0.4)
Net income available to common shareowners	$132.2	$345.6	$442.5	$425.9
Basic weighted average outstanding shares	116.0	118.9	115.8	119.6
Effect of dilutive securities
Stock options	0.6	1.0	0.8	1.0
Performance shares	—	0.1	—	0.1
Diluted weighted average outstanding shares	116.6	120.0	116.6	120.7
Earnings per share:
Basic	$1.14	$2.91	$3.82	$3.56
Diluted	$1.13	$2.88	$3.80	$3.53

For each of the three and six months ended March 31, 2020, 2.3 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2019, 1.8 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $18.5 million and $11.1 million were accrued within accounts payable and other current liabilities at March 31, 2020 and 2019, respectively. At March 31, 2020 and 2019, there were $2.0 million and $11.9 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
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
Acquisition Announcements
In February 2020, we announced that we entered into an agreement to acquire Italy-based ASEM, S.p.A. (ASEM), a leading provider of digital automation technologies. ASEM provides a complete range of Industrial PCs (IPCs), Human-Machine Interface (HMI) hardware and software, remote access capabilities, and secure Industrial IoT gateway solutions. In February 2020, we also announced that we entered into an agreement to acquire Kalypso, LP, a U.S.-based software delivery and consulting firm specializing in the digital transformation of industrial companies with a strong client base in life sciences, consumer products, and industrial high-tech. Both transactions are expected to close in the next few weeks, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.
Subsequent Event

On April 20, 2020, we entered into a $400 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement is in addition to our existing $1.25 billion unsecured revolving credit facility expiring in November 2023, which remains available and undrawn. Borrowings under this term loan bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The term loan agreement contains covenants similar to those under our $1.25 billion unsecured revolving credit facility, under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the term loan agreement as the ratio of consolidated EBITDA (as defined in the term loan agreement) for the preceding four quarters to consolidated interest expense for the same period.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Revenue Recognition
Unfulfilled Performance Obligations
As of March 31, 2020, we expect to recognize approximately $470 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $310 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2020.
Disaggregation of Revenue
The following series of tables present our revenue disaggregation by geographic region and types of products or services, and also present these disaggregation categories for our two operating segments. We attribute sales to the geographic regions based on the country of destination.
The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
North America	$447.9	$574.2	$1,022.1	$888.1	$1,140.9	$2,029.0
Europe, Middle East and Africa (EMEA)	162.3	171.3	333.6	311.2	332.5	643.7
Asia Pacific	98.8	102.0	200.8	210.2	220.2	430.4
Latin America	48.1	76.7	124.8	99.2	163.5	262.7
Total Company Sales	$757.1	$924.2	$1,681.3	$1,508.7	$1,857.1	$3,365.8

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
North America	$423.1	$564.0	$987.1	$865.9	$1,120.0	$1,985.9
Europe, Middle East and Africa (EMEA)	176.0	155.1	331.1	331.5	294.0	625.5
Asia Pacific	97.8	116.9	214.7	199.1	230.0	429.1
Latin America	42.8	81.5	124.3	96.3	162.7	259.0
Total Company Sales	$739.7	$917.5	$1,657.2	$1,492.8	$1,806.7	$3,299.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Three Months Ended March 31, 2020			Six Months Ended March 31, 2020
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
Products	$757.1	$379.0	$1,136.1	$1,508.7	$767.7	$2,276.4
Solutions & Services	—	545.2	545.2	—	1,089.4	1,089.4
Total Company Sales	$757.1	$924.2	$1,681.3	$1,508.7	$1,857.1	$3,365.8

	Three Months Ended March 31, 2019			Six Months Ended March 31, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
Products	$739.7	$372.3	$1,112.0	$1,492.8	$745.2	$2,238.0
Solutions & Services	—	545.2	545.2	—	1,061.5	1,061.5
Total Company Sales	$739.7	$917.5	$1,657.2	$1,492.8	$1,806.7	$3,299.5

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of March 31, 2020.

Below is a summary of our contract liabilities balance:

	March 31, 2020	March 31, 2019
Balance as of beginning of fiscal year	$275.6	$268.6
Balance as of end of period	326.2	308.9

The most significant changes in our contract liabilities balance during the six months ended March 31, 2020, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the six months ended March 31, 2020, we recognized revenue of approximately $171.3 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the six months ended March 31, 2020, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Share-Based Compensation
We recognized $10.9 million and $22.4 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2020, respectively. We recognized $10.8 million and $21.8 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2019, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2020		2019
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	970	$35.78	946	$32.48
Performance shares	37	265.04	57	155.04
Restricted stock and restricted stock units	49	192.60	41	171.03
Unrestricted stock	7	171.51	6	183.02

4. Inventories
Inventories consist of (in millions):

	March 31, 2020	September 30, 2019
Finished goods	$280.8	$223.7
Work in process	174.9	178.4
Raw materials	173.3	173.6
Inventories	$629.0	$575.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Acquisitions
Sensia joint venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Rockwell Automation owns 53% of Sensia and Schlumberger owns 47% of Sensia. As part of the transaction, we made a $250 million payment to Schlumberger, which was funded by cash on hand. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results.
Rockwell Automation recorded assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the October 1, 2019, acquisition date. The preliminary purchase price allocation is as follows (in millions):

Purchase Price Allocation
Cash	$16.2
Accounts receivable	22.6
Inventory	62.6
Other current assets	1.2
Property, plant and equipment	9.8
Other assets	6.2
Goodwill	291.7
Intangible assets	254.1
Total assets acquired	664.4
Less: Liabilities assumed	(37.0)
Less: Deferred income taxes	(2.7)
Less: Noncontrolling interest portion	(293.8)
Net assets acquired	$330.9

Purchase consideration
Cash	$250.0
Noncontrolling interest portion of Rockwell Automation's contributed business	21.5
Additional paid in capital adjustment	52.4
Other	7.0
Net purchase consideration	$330.9
Intangible assets assigned include $254.1 million of customer relationships, technology, and trade names (approximately 11-year weighted average useful life). We assigned the full amount of goodwill and all other assets acquired to our Control Products & Solutions segment. Some of the goodwill recorded is expected to be deductible for tax purposes. The assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under accounting principles generally accepted in the United States (U.S. GAAP) fair value hierarchy. Key assumptions used in the valuation of these intangible assets included: (1) a discount rate of 11%, (2) the estimated remaining life of technology and trademarks of from 5 to 15 years, and (3) the customer attrition rate ranging from 7.5% to 25%.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Acquisition-related costs recorded as expenses in the year ended September 30, 2019, and in the three and six months ended March 31, 2020, were not material.
Pro forma consolidated sales for the three and six months ended March 31, 2019, are approximately $1.7 billion and $3.4 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if the October 1, 2019, formation of Sensia occurred on October 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Other acquisitions
In October 2019, we acquired MESTECH Services, a global provider of Manufacturing Execution Systems / Manufacturing Operations Management, digital solutions consulting, and systems integration services. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
In January 2020, we acquired Avnet Data Security, LTD, an Israel-based cybersecurity provider with over 20 years of experience providing cybersecurity services. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2020, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2019	$432.3	$638.8	$1,071.1
Acquisition of businesses	—	304.5	304.5
Translation	(3.5)	(9.8)	(13.3)
Balance as of March 31, 2020	$428.8	$933.5	$1,362.3

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other intangible assets consist of (in millions):

	March 31, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$133.4	$57.2
Customer relationships	305.4	77.6	227.8
Technology	152.0	75.1	76.9
Trademarks	53.9	27.5	26.4
Other	13.8	12.8	1.0
Total amortized intangible assets	715.7	326.4	389.3
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$759.4	$326.4	$433.0

	September 30, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$128.3	$62.3
Customer relationships	110.5	69.2	41.3
Technology	110.4	69.5	40.9
Trademarks	31.4	26.4	5.0
Other	10.6	9.7	0.9
Total amortized intangible assets	453.5	303.1	150.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.2	$303.1	$194.1

Estimated amortization expense is $47.9 million in 2020, $47.2 million in 2021, $44.3 million in 2022, $43.1 million in 2023 and $40.1 million in 2024.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP at the beginning of the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. When performing the quantitative goodwill impairment test, we determine the fair value of each reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies. Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and margins, discount rate, and terminal value. Forecasted future revenue growth and margins are based on management’s best estimate about current and future conditions. Discount rates are determined using weighted average cost of capital adjusted for risk factors specific to the reporting unit level, with comparison to market and industry data. The terminal value is estimated following common methodology of calculating the present value of estimated perpetual cash flow beyond the last projected period assuming constant discount and long-term growth rates. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples.
For our 2020 annual evaluation, we performed a qualitative test for our Architecture & Software reporting unit and our Control Products & Solutions (excluding Sensia) reporting unit. We performed a quantitative test for our Sensia reporting unit. We also assessed the changes in events and circumstances subsequent to our annual test, including those related to the COVID-19 pandemic and the impact of recent declines in oil prices. Based on those evaluations, we concluded these assets were not impaired.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Long-term and Short-term Debt

	March 31, 2020	September 30, 2019
2.050% notes, payable in March 2020	$—	$299.4
2.875% notes, payable in March 2025	321.0	307.6
6.70% debentures, payable in January 2028	250.0	250.0
3.500% notes, payable in March 2029	425.0	425.0
6.25% debentures, payable in December 2037	250.0	250.0
4.200% notes, payable in March 2049	575.0	575.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(50.8)	(50.1)
Total	1,970.2	2,256.9
Less current portion	—	(300.5)
Long-term debt	$1,970.2	$1,956.4

Our short-term debt as of March 31, 2020, consisted of $58.0 million of commercial paper borrowings and $23.5 million of interest-bearing loans from Schlumberger to Sensia due September 30, 2020. The short-term loans were entered into following formation of Sensia. See Note 5 in the Consolidated Financial Statements for additional information on Sensia. The weighted average interest rate of the commercial paper outstanding at March 31, 2020, was 2.4 percent. There were no commercial paper borrowings outstanding at September 30, 2019.
In March 2020, we repaid our $300.0 million 2.050% notes which were classified as the current portion of long-term debt at September 30, 2019.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2020	September 30, 2019
Unrealized losses on foreign exchange contracts	$19.0	$5.4
Product warranty obligations	22.8	25.2
Taxes other than income taxes	52.9	43.8
Accrued interest	15.1	15.5
Income taxes payable	27.4	62.9
Operating lease liabilities	88.4	—
Other	56.2	75.1
Other current liabilities	$281.8	$227.9

9. Investments
Our investments consist of (in millions):

	March 31, 2020	September 30, 2019
Fixed income securities	$0.6	$43.9
Equity securities	647.7	721.5
Other	68.6	68.1
Total investments	716.9	833.5
Less: Short-term investments(1)	(0.6)	(39.6)
Long-term investments	$716.3	$793.9

(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The PTC Shares are classified as level 1 in the fair value hierarchy and recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At March 31, 2020, the fair value of the PTC Shares was $647.7 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three and six months ended March 31, 2020, we recorded losses of $144.8 million and $73.8 million related to the PTC Shares, respectively. For the three and six months ended March 31,2019, we recorded gains of $98.2 million and losses of $114.5 million related to the PTC Shares, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$22.8	$19.5	$45.6	$39.1
Interest cost	34.1	39.6	68.3	79.2
Expected return on plan assets	(61.2)	(61.2)	(122.4)	(122.4)
Amortization:
Prior service cost	0.3	0.3	0.5	0.6
Net actuarial loss	36.8	19.5	73.6	39.0
Settlements	(0.7)	(0.2)	(1.5)	(0.4)
Net periodic benefit cost	$32.1	$17.5	$64.1	$35.1

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$0.2	$0.3	$0.5	$0.5
Interest cost	0.4	0.5	0.8	1.1
Amortization:
Prior service credit	(1.3)	(1.3)	(2.7)	(2.7)
Net actuarial loss	0.3	0.2	0.7	0.4
Net periodic benefit credit	$(0.4)	$(0.3)	$(0.7)	$(0.7)

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended March 31, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2019	$(1,253.1)	$(315.7)	$(15.5)	$—	$(1,584.3)
Other comprehensive income (loss) before reclassifications	—	(73.4)	8.8	—	(64.6)
Amounts reclassified from accumulated other comprehensive loss	27.4	—	(4.3)	—	23.1
Other comprehensive income (loss)	27.4	(73.4)	4.5	—	(41.5)
Balance as of March 31, 2020	$(1,225.7)	$(389.1)	$(11.0)	$—	$(1,625.8)

Six Months Ended March 31, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$—	$(1,488.0)
Other comprehensive income (loss) before reclassifications	—	(51.6)	9.7	—	(41.9)
Amounts reclassified from accumulated other comprehensive loss	54.8	—	(7.7)	—	47.1
Other comprehensive income (loss)	54.8	(51.6)	2.0	—	5.2
Adoption of accounting standard/other	(146.8)	3.8	—	—	—
Balance as of March 31, 2020	$(1,225.7)	$(389.1)	$(11.0)	$—	$(1,625.8)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three Months Ended March 31, 2019
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2018	$(644.3)	$(314.5)	$(16.4)	$(1.7)	$(976.9)
Other comprehensive income (loss) before reclassifications	—	19.0	5.2	0.9	25.1
Amounts reclassified from accumulated other comprehensive loss	14.2	—	(2.7)	—	11.5
Other comprehensive income (loss)	14.2	19.0	2.5	0.9	36.6
Balance as of March 31, 2019	$(630.1)	$(295.5)	$(13.9)	$(0.8)	$(940.3)

Six Months Ended March 31, 2019
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(0.3)	(9.5)	(14.0)	1.4	(22.4)
Amounts reclassified from accumulated other comprehensive loss	28.3	—	(4.3)	—	24.0
Other comprehensive income (loss)	28.0	(9.5)	(18.3)	1.4	1.6
Balance as of March 31, 2019	$(630.1)	$(295.5)	$(13.9)	$(0.8)	$(940.3)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2020	2019	2020	2019
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.0)	$(1.0)	$(2.2)	$(2.1)	(a)
Amortization of net actuarial loss	37.1	19.7	74.3	39.4	(a)
Settlements	(0.7)	(0.2)	(1.5)	(0.4)	(a)
	35.4	18.5	70.6	36.9	Income before income taxes
	(8.0)	(4.3)	(15.8)	(8.6)	Income tax provision
	$27.4	$14.2	$54.8	$28.3	Net income attributable to Rockwell Automation

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.1)	$(0.6)	$(0.2)	$(0.2)	Sales
Forward exchange contracts	(7.0)	(3.3)	(12.0)	(6.5)	Cost of sales
Forward exchange contracts	0.5	—	0.6	0.5	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	0.6	0.2	1.1	0.2	Interest expense
	(6.0)	(3.7)	(10.5)	(6.0)	Income before income taxes
	1.7	1.0	2.8	1.7	Income tax provision
	$(4.3)	$(2.7)	$(7.7)	$(4.3)	Net income attributable to Rockwell Automation
Total reclassifications	$23.1	$11.5	$47.1	$24.0	Net income attributable to Rockwell Automation
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of March 31, 2020, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
13. Leases
We have operating leases primarily for real estate, vehicles and equipment. Our leases have remaining lease terms from less than one year to approximately 15 years. We do not have a material amount of finance leases.
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
The components of lease expense were as follows (in millions):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Operating lease expense(1)	$25.7	$51.0
Variable lease expense(2)	3.6	7.5
Total lease expense	$29.3	$58.5
(1) Operating lease expense includes short-term lease expense which was not material.
(2) Variable lease expense includes sublease income which was not material.

Supplemental balance sheet information related to leases was as follows (in millions):

March 31, 2020
Weighted average remaining lease term	5.9 years
Weighted average discount rate	1.98%

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Maturities of lease liabilities as of March 31, 2020, were as follows (in millions):

2020 (excluding the six months ended March 31, 2020)	$49.4
2021	85.0
2022	65.4
2023	48.1
2024	34.5
2025	21.5
Thereafter	59.8
Total undiscounted lease payments	$363.7
Less imputed interest	(21.8)
Total operating lease liabilities	$341.9

Undiscounted maturities of operating leases accounted for under ASC 840 as of September 30, 2019, were as follows (in millions):

2020	$90.6
2021	72.6
2022	51.8
2023	36.7
2024	26.4
Thereafter	63.8
Total minimum lease payments	$341.9

Supplemental cash flow information related to leases was as follows (in millions):

Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$50.3
Operating right-of-use assets obtained in exchange for lease obligations	64.2

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
The effective tax rate was 22.4 percent and 11.3 percent in the three and six months ended March 31, 2020, respectively, compared to 14.0 percent and 18.5 percent in the three and six months ended March 31, 2019. The effective tax rate was higher than the U.S. statutory rate of 21 percent in the three months ended March 31, 2020, primarily due to PTC investment adjustments offset by favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2020, primarily due to PTC investment adjustments offset by tax benefits recognizable upon the formation of the Sensia joint venture, excess income tax benefits of share-based compensation and other favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2019, primarily because of PTC investment adjustments. The effective rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2019 primarily because we benefited from lower non-U.S. tax rates.
Income tax liabilities of $296.0 million and $327.2 million related to the U.S. transition tax under the Tax Act that are payable greater than 12 months from March 31, 2020, and September 30, 2019, respectively, are recorded in Other Liabilities in the Consolidated Balance Sheet.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program which generates the primary benefit will expire in 2032.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $25.6 million and $19.9 million at March 31, 2020 and September 30, 2019, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $3.7 million and $3.3 million at March 31, 2020, and September 30, 2019, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $24.1 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $25.7 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and foreign income tax examinations for years before 2009.
15. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales
Architecture & Software	$757.1	$739.7	$1,508.7	$1,492.8
Control Products & Solutions	924.2	917.5	1,857.1	1,806.7
Total	$1,681.3	$1,657.2	$3,365.8	$3,299.5
Segment operating earnings
Architecture & Software	$232.8	$209.9	$456.5	$446.9
Control Products & Solutions	138.7	143.9	254.1	281.8
Total	371.5	353.8	710.6	728.7
Purchase accounting depreciation and amortization	(9.5)	(4.3)	(19.5)	(8.4)
General corporate – net	(17.7)	(26.7)	(50.5)	(48.6)
Non-operating pension and postretirement benefit (cost) credit	(8.6)	2.6	(17.3)	5.2
(Loss) gain on investments	(144.8)	98.2	(73.8)	(148.2)
Valuation adjustments related to the registration of PTC Shares	—	—	—	33.7
Interest (expense) income - net	(23.5)	(21.2)	(47.5)	(39.2)
Income before income taxes	$167.4	$402.4	$502.0	$523.2

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
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2020, the related consolidated statements of operations, comprehensive income, and shareowners' equity for the three-month and six-month periods ended March 31, 2020 and 2019, and of cash flows for the six-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
April 28, 2020

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Forward-Looking Statements
This Quarterly Report contains statements (including certain projections, guidance and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:

•
the severity and duration of disruptions to our business due to pandemics, including the COVID-19 pandemic, natural disasters, acts of war, strikes, terrorism, social unrest or other causes, including the impacts of the COVID-19 pandemic and efforts to manage it on the global economy, liquidity and financial markets, demand for our hardware and software products, solutions and services, our supply chain, our work force, our liquidity and the value of the assets we own;

•
macroeconomic factors, including global and regional business conditions (including adverse impacts in certain markets, such as Oil & Gas), the availability and cost of capital, commodity prices, the cyclical nature of our customers’ capital spending, sovereign debt concerns and currency exchange rates;

•	laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;

•	the availability and price of components and materials;

•	the successful execution of our cost productivity initiatives;

•	the availability, effectiveness and security of our information technology systems;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our hardware and software products, solutions and services;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing hardware and software products;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	competitive hardware and software products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	our ability to attract, develop, and retain qualified personnel;

•	the uncertainties of litigation, including liabilities related to the safety and security of the hardware and software products, solutions and services we sell;

•	risks associated with our investment in common stock of PTC Inc., including the potential for volatility in our reported quarterly earnings associated with changes in the market value of such stock;

•	our ability to manage costs related to employee retirement and health care benefits; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for more information.

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

U.S. Industrial Economic Trends
In the second quarter of fiscal 2020, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2018. These figures are as of April 28, 2020 and are subject to revision by the issuing organizations. PMI and IP data have both deteriorated over the same quarter in the prior year. The forecast for IP projects significant deterioration in the second half of fiscal 2020. Demand for our hardware and software products, solutions and services is expected to be impacted by the economic effects of the COVID-19 pandemic and significant declines in oil prices.

	IP Index	PMI
Fiscal 2020 quarter ended:
March 2020	107.4	49.1
December 2019	109.6	47.8
Fiscal 2019 quarter ended:
September 2019	109.5	48.2
June 2019	109.2	51.6
March 2019	109.8	54.6
December 2018	110.3	54.3
Fiscal 2018 quarter ended:
September 2018	109.3	59.5
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the second quarter of fiscal 2020, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Macroeconomic conditions began to deteriorate during the second quarter, beginning with China and becoming broad based across all regions. Forecasts for Global IP and Global Manufacturing PMI project significant deterioration in the second half of fiscal 2020. Demand for our hardware and software products, solutions and services is expected to be impacted by the economic effects of the COVID-19 pandemic and significant declines in oil prices.

COVID-19 Pandemic
We are actively monitoring the impacts of the COVID-19 pandemic on all aspects of our business and geographies. While the duration and severity of those impacts are highly uncertain, they have had, and could continue to have, an adverse effect on our business, financial condition and results of operations. Our company is an essential business to support critical infrastructure because our customers cannot build their products at scale without automation.
We have a global supply chain, including a network of suppliers and distribution and manufacturing facilities. Our supply chain team is closely managing our end-to-end supply chain, from sourcing to production to customer delivery, and with a particular focus on all critical and at-risk suppliers and supplier locations globally.
We have implemented safety and hygiene processes at our manufacturing and distribution locations to keep our employees safe, including separation of shifts and workstations, temperature monitoring, and other recommended practices. We have also taken actions to help keep our non-manufacturing employees safe, including: directing employees to work from home, wherever possible, limiting and screening visitors to our facilities, travel restrictions, canceling events that involve large groups of people, encouraging social distancing best practices, and enhanced cleaning in our facilities and major locations. Some of the changes implemented have resulted in, and could continue to result in, operational inefficiencies.
Our solutions and services businesses include engineers and other employees who design and implement solutions through a combination of domain expertise and our technology. Physical access to customer facilities is often important as we deliver those solutions. As a result of COVID-19, access to customer facilities in some instances has been difficult. This has led to some project delays, as well as inefficiencies due to lower labor utilization.
On April 8, 2020, we announced several actions to address the current and anticipated economic conditions as a result of the global COVID-19 pandemic. We no longer expect a payout under our incentive plans for fiscal 2020, and we are adjusting our cost structure to help balance our financial strength and flexibility with protecting our most important investments to drive long-term differentiation. These actions include elimination of all discretionary spending, delays of non-critical investments, further adjustment of levels of contract labor, and deferral of any non-essential capital expenditures. We are also implementing the following temporary cost actions, effective beginning in May: salary reductions for all non-manufacturing employees globally; cash fee reductions for the Board of Directors; and temporary suspension of the 401(k) match for all U.S. employees. We have identified additional cost actions to implement if business conditions require.
While our overall cost structure is coming down, we have maintained and, in some cases, have selectively increased investments in some of our highest priority areas in order to increase differentiation and create long-term value for customers and shareowners.
Oil & Gas Industry
The COVID-19 pandemic has had a cascading effect on the Oil & Gas industry. Business closures and restrictions on people’s mobility has significantly decreased demand for oil and gas. In addition, major global producers have not sufficiently reduced production in light of current demand levels, which has resulted in global oversupply and declining oil prices. These factors have had, and could continue to have, adverse impacts to our Oil & Gas customers’ business operations and financial condition, which could lead to a decrease in their liquidity and/or industrial spending. This has resulted in, and could continue to result in, a decrease in demand for our hardware and software products, solutions and services, as well as impact such customers’ ability to pay for such hardware and software products, solutions and services.

Outlook
The COVID-19 pandemic and global efforts to respond to it are rapidly evolving.  The duration, severity, and geographic scope of its impacts on our supply chain, business operations and financial condition, and those of our suppliers, distributors, business partners and customers are highly uncertain.
Based on the information available to us at the time of this report, the following table provides guidance for projected sales growth and earnings per share for fiscal 2020, including the previously announced acquisitions of ASEM, S.p.A. and Kalypso, LP, which are expected to close in the next few weeks. The midpoint of the guidance range assumes a reported sales decline in the third quarter of approximately 15 percent and an organic sales decline of approximately 20 percent, with sequential improvement in the fourth quarter of fiscal 2020:

Sales Growth Guidance		EPS Guidance
Reported sales growth	(6.5)% - (3.0)%	Diluted EPS	$6.05 - $6.85
Organic sales growth[1]	(9.5)% - (6.5)%	Adjusted EPS[1]	$6.90 - $7.70
Inorganic sales growth[2]	4.0% - 4.5%
Currency translation	~(1)%
1Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.
2Estimate for Sensia, MESTECH Services, Avnet Data Security, ASEM, S.p.A., and Kalypso, LP.

Summary of Results of Operations
Sales in the second quarter of fiscal 2020 increased 1.5 percent compared to the second quarter of 2019. Organic sales decreased 0.2 percent year over year. Currency translation decreased sales by 1.5 percentage points, and acquisitions increased sales by 3.2 percentage points.
Results from the quarter included:

•
Logix sales increased 6 percent year over year in the second quarter of fiscal 2020. Logix organic sales increased 8 percent year over year, and currency translation decreased sales by 2 percentage points.

•
Reported sales in emerging countries decreased 0.5 percent year over year in the second quarter of fiscal 2020. Organic sales in emerging countries decreased 3.9 percent year over year. Currency translation decreased sales in emerging countries by 4.3 percentage points, and acquisitions increased sales by 7.7 percentage points.

The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Sales
Architecture & Software (a)	$757.1	$739.7	$1,508.7	$1,492.8
Control Products & Solutions (b)	924.2	917.5	1,857.1	1,806.7
Total sales (c)	$1,681.3	$1,657.2	$3,365.8	$3,299.5
Segment operating earnings(1)
Architecture & Software (d)	$232.8	$209.9	$456.5	$446.9
Control Products & Solutions (e)	138.7	143.9	254.1	281.8
Total segment operating earnings(2) (f)	371.5	353.8	710.6	728.7
Purchase accounting depreciation and amortization	(9.5)	(4.3)	(19.5)	(8.4)
General corporate — net	(17.7)	(26.7)	(50.5)	(48.6)
Non-operating pension and postretirement benefit (cost) credit	(8.6)	2.6	(17.3)	5.2
(Loss) gain on investments	(144.8)	98.2	(73.8)	(148.2)
Valuation adjustments related to the registration of PTC Shares	—	—	—	33.7
Interest (expense) income, net	(23.5)	(21.2)	(47.5)	(39.2)
Income before income taxes (g)	167.4	402.4	502.0	523.2
Income tax provision	(37.5)	(56.4)	(56.7)	(96.9)
Net income	129.9	346.0	445.3	426.3
Net (loss) income attributable to noncontrolling interests	(2.3)	—	2.4	—
Net income attributable to Rockwell Automation	$132.2	$346.0	$442.9	$426.3

Diluted EPS	$1.13	$2.88	$3.80	$3.53

Adjusted EPS(3)	$2.43	$2.04	$4.53	$4.26

Diluted weighted average outstanding shares	116.6	120.0	116.6	120.7

Total segment operating margin(2) (f/c)	22.1%	21.3%	21.1%	22.1%

Pre-tax margin (g/c)	10.0%	24.3%	14.9%	15.9%

Architecture & Software segment operating margin (d/a)	30.7%	28.4%	30.3%	29.9%

Control Product & Solutions segment operating margin (e/b)	15.0%	15.7%	13.7%	15.6%

(1)	See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.

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

Three and Six Months Ended March 31, 2020, Compared to Three and Six Months Ended March 31, 2019
Sales
Sales increased 1.5 percent and 2.0 percent year over year in the three and six months ended March 31, 2020, respectively. Organic sales decreased 0.2 percent and 0.6 percent in the three and six months ended March 31, 2020, respectively. Currency translation decreased sales by 1.5 percentage points and 1.3 percentage points in the three and six months ended March 31, 2020, respectively. Acquisitions increased sales by 3.2 percentage points and 3.9 percentage points in the three and six months ended March 31, 2020, respectively.
Pricing contributed approximately 1 percentage point to sales growth in the three and six months ended March 31, 2020.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Three Months Ended March 31, 2019
North America	$1,022.1	3.5%	1.4%
EMEA	333.6	0.8%	(1.9)%
Asia Pacific	200.8	(6.5)%	(6.4)%
Latin America	124.8	0.4%	2.7%
Total Sales	$1,681.3	1.5%	(0.2)%

		Change vs.	Change in Organic Sales(1) vs.
	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019	Six Months Ended March 31, 2019
North America	$2,029.0	2.2%	(1.0)%
EMEA	643.7	2.9%	(0.3)%
Asia Pacific	430.4	0.3%	(0.3)%
Latin America	262.7	1.4%	0.9%
Total Sales	$3,365.8	2.0%	(0.6)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.

•	The change in North America sales in the three and six months ended March 31, 2020, compared to the prior periods were primarily driven by strength in Automotive and weakness in Oil & Gas.

•
EMEA sales increased year over year in the three and six months ended March 31, 2020, primarily due to acquisitions. EMEA organic sales decreased, but saw growth in Automotive, Food & Beverage, Life Sciences, and Semiconductors.

•	Sales in Asia Pacific decreased in the three months ended March 31, 2020, due to weakness driven by the impact of the COVID-19 pandemic in China. Excluding China, Asia Pacific sales increased.

•
Latin America sales increased in the three and six months ended March 31, 2020, due to Strong Oil & Gas performance, partially offset by a decline in Chemicals, Household & Personal Care, and Automotive.

Three and Six Months Ended March 31, 2020, Compared to Three and Six Months Ended March 31, 2019
General Corporate - Net
General corporate - net expense was $17.7 million and $50.5 million in the three and six months ended March 31, 2020, respectively, compared to $26.7 million and $48.6 million in the three and six months ended March 31, 2019, respectively. The decrease in the three months ended March 31, 2020, was primarily due to benefit-related adjustments tied to changes in equity market values and our share price.
Income before Income Taxes
Income before income taxes decreased 58 percent and 4 percent year over year in the three and six months ended March 31, 2020, respectively. The decrease in income before income taxes in the three months ended March 31, 2020, was primarily due to the fair-value adjustments recognized in the second quarter of fiscal 2020 and 2019 in connection with our investment in PTC (the "PTC adjustments"). Total segment operating earnings increased 5 percent in the three months ended March 31, 2020, primarily due to lower incentive compensation expense, partially offset by the impact of currency. Total segment operating earnings decreased 2.5 percent in the six months ended March 31, 2020, due to lower organic sales, the impact of currency, and productivity, partially offset by lower incentive compensation expense.
Income Taxes
The effective tax rate for the three months ended March 31, 2020, was 22.4 percent compared to 14.0 percent for the three months ended March 31, 2019. The increase in the effective tax rate was primarily due to PTC adjustments. Our Adjusted Effective Tax Rate for the three months ended March 31, 2020, was 12.4 percent compared to 18.6 percent for the three months ended March 31, 2019. The decrease in the Adjusted Effective Tax Rate was primarily due to favorable discrete tax items in the current year.
The effective tax rate for the six months ended March 31, 2020, was 11.3 percent compared to 18.5 percent for the six months ended March 31, 2019. The decrease in the effective tax rate was primarily due to tax benefits recognizable upon the formation of the Sensia joint venture, excess income tax benefits of share-based compensation and favorable discrete tax items in the current year, partially offset by PTC investment adjustments. Our Adjusted Effective Tax Rate for the six months ended March 31, 2020, was 10.4 percent compared to 18.6 percent for the six months ended March 31, 2019. The decrease in the Adjusted Effective Tax Rate was primarily due to tax benefits recognizable upon the formation of the Sensia joint venture, excess income tax benefits of share-based compensation and favorable discrete tax items in the current year.
Diluted EPS and Adjusted EPS
Fiscal 2020 second quarter net income attributable to Rockwell Automation was $132.2 million or $1.13 per share, compared to $346.0 million or $2.88 per share in the second quarter of fiscal 2019. The decreases in net income attributable to Rockwell Automation and diluted EPS were primarily due to PTC adjustments. Fiscal 2020 second quarter Adjusted EPS was $2.43 in the second quarter of fiscal 2020, up 19 percent compared to $2.04 in the second quarter of fiscal 2019. The increase in Adjusted EPS was largely due to lower incentive compensation expense.
Net income attributable to Rockwell Automation was $442.9 million or $3.80 per share in the six months ended March 31, 2020, compared to $426.3 million or $3.53 per share in the six months ended March 31, 2019. The increases in net income attributable to Rockwell Automation and diluted EPS were primarily due to the decrease in income before income taxes, more than offset by a lower effective tax rate. Adjusted EPS was $4.53 in the six months ended March 31, 2020, up 6 percent compared to $4.26 in the six months ended March 31, 2019. The increase in Adjusted EPS was due to lower incentive compensation expense, a favorable tax rate and a lower share count, partially offset by lower organic sales, the impact of currency, and productivity.

Three and Six Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
Architecture & Software
Sales
Architecture & Software sales increased 2.4 percent and 1.1 percent year over year in the three and six months ended March 31, 2020, respectively. Architecture & Software organic sales increased 4.0 percent and 2.3 percent in the three and six months ended March 31, 2020, respectively. Currency translation decreased sales by 1.7 percentage points and 1.3 percentage points in the three and six months ended March 31, 2020, respectively. An acquisition increased sales by 0.1 percentage points in each of the three and six months ended March 31, 2020. For both reported and organic sales, all regions experienced growth except for EMEA in the three and six months ended March 31, 2020.
Logix sales increased 6 percent and 1 percent year over year in the three and six months ended March 31, 2020, respectively. Logix organic sales increased 8 percent and 2 percent year over year in the three and six months ended March 31, 2020, respectively, while currency translation decreased Logix sales by 2 percentage points and 1 percentage point in the three and six months ended March 31, 2020, respectively.
Segment Operating Margin
Architecture & Software segment operating earnings increased 10.9 percent and 2.1 percent year over year in the three and six months ended March 31, 2020, respectively. Segment operating margin increased to 30.7 percent and 30.3 percent in the three and six months ended March 31, 2020, respectively, from 28.4 percent and 29.9 percent, respectively, in the same periods a year ago, primarily due to lower incentive compensation expense, partially offset by currency.
Control Products & Solutions
Sales
Control Products & Solutions sales increased 0.7 percent and 2.8 percent year over year in the three and six months ended March 31, 2020, respectively. Control Products & Solutions organic sales decreased 3.6 percent and 3.0 percent in the three and six months ended March 31, 2020, respectively. Currency translation decreased sales by 1.5 percentage points and 1.2 percentage points in the three and six months ended March 31, 2020, respectively. Acquisitions increased sales by 5.8 percentage points and 7.0 percentage points in the three and six months ended March 31, 2020, respectively.
Growth in reported sales in North America and EMEA more than offset declines in the other regions in the three months ended March 31, 2020. All regions experienced growth in reported sales except for Asia Pacific in the six months ended March 31, 2020. The decline in organic sales in the three and six months ended March 31, 2020, was broad-based across the regions, with the exception of organic growth in EMEA in the six months ended March 31, 2020.
Product sales decreased 4 percent and 5 percent year over year in the three and six months ended March 31, 2020, respectively. Product organic sales decreased by 3 percent and 4 percent in the three and six months ended March 31, 2020, respectively. Currency translation decreased sales by 1 percentage point in each of the three and six months ended March 31, 2020.
Sales in our solutions and services businesses increased 4 percent and 8 percent in the three and six months ended March 31, 2020, respectively. Organic sales in our solutions and services businesses decreased by 4 percent and 2 percent in the three and six months ended March 31, 2020, respectively. Currency translation decreased sales by 2 percentage points in each of the three and six months ended March 31, 2020. Acquisitions increased sales by 10 percentage points and 12 percentage points in the three and six months ended March 31, 2020.
Segment Operating Margin
Control Products & Solutions segment operating earnings decreased 3.6 percent and 9.8 percent year over year in the three and six months ended March 31, 2020, respectively. Segment operating margin decreased to 15.0 percent and 13.7 percent in the three and six months ended March 31, 2020, respectively, compared to 15.7 percent and 15.6 percent, respectively, in the same periods a year ago, primarily due to lower incentive compensation expense, more than offset by the impacts of lower organic sales, currency, and acquisitions.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Purchase accounting depreciation and amortization
Architecture & Software	$1.7	$1.6	$3.4	$3.0
Control Products & Solutions	7.5	2.4	15.5	4.8
Non-operating pension and postretirement benefit (credit) cost
Architecture & Software	2.2	1.5	4.3	3.1
Control Products & Solutions	3.3	2.4	6.7	4.8

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

The following are the components of operating and non-operating pension and postretirement benefit cost (credit) (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$23.0	$19.8	$46.1	$39.6
Operating pension and postretirement benefit cost	23.0	19.8	46.1	39.6

Interest cost	34.5	40.1	69.1	80.3
Expected return on plan assets	(61.2)	(61.2)	(122.4)	(122.4)
Amortization of prior service credit	(1.0)	(1.0)	(2.2)	(2.1)
Amortization of net actuarial loss	37.1	19.7	74.3	39.4
Settlements	(0.7)	(0.2)	(1.5)	(0.4)
Non-operating pension and postretirement benefit cost (credit)	8.7	(2.6)	17.3	(5.2)

Net periodic pension and postretirement benefit cost	$31.7	$17.2	$63.4	$34.4

The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income attributable to Rockwell Automation	$132.2	$346.0	$442.9	$426.3
Non-operating pension and postretirement benefit cost (credit)	8.6	(2.6)	17.3	(5.2)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(2.4)	0.4	(4.8)	0.7
Change in fair value of investments[1]	144.8	(98.2)	73.8	114.5
Tax effect of the change in fair value of investments[1]	—	—	—	(21.7)
Adjusted Income	$283.2	$245.6	$529.2	$514.6

Diluted EPS	$1.13	$2.88	$3.80	$3.53
Non-operating pension and postretirement benefit cost (credit)	0.08	(0.02)	0.14	(0.04)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.02)	—	(0.04)	0.01
Change in fair value of investments[1]	1.24	(0.82)	0.63	0.94
Tax effect of the change in fair value of investments[1]	—	—	—	(0.18)
Adjusted EPS	$2.43	$2.04	$4.53	$4.26

Effective tax rate	22.4%	14.0%	11.3%	18.5%
Tax effect of non-operating pension and postretirement benefit cost (credit)	0.2%	0.1%	0.5%	—%
Tax effect of the change in fair value of investments[1]	(10.2)%	4.5%	(1.4)%	0.1%
Adjusted Effective Tax Rate	12.4%	18.6%	10.4%	18.6%
1In the three and six months ended March 31, 2020, change in fair value of investments included a $144.8 million and $73.8 million loss, respectively, due to the change in value of our investment in PTC. In the three months ended March 31, 2019, change in fair value of investments included a $98.2 million gain due to the change in value of our investment in PTC, and in the six months ended March 31, 2019, change in fair value of investments included a $148.2 million loss due to the change in value of our investment in PTC and a $33.7 million gain due to the valuation adjustments related to the registration of PTC Shares.

Fiscal 2020 Guidance

Diluted EPS	$6.05 - $6.85
Non-operating pension and postretirement benefit cost	0.30
Tax effect of non-operating pension and postretirement benefit cost	(0.08)
Change in fair value of investments[1]	0.63
Tax effect of change in fair value of investments	—
Adjusted EPS[2]	$6.90 - $7.70

Effective tax rate	~ 13.5%
Tax effect of non-operating pension and postretirement benefit cost	~ 0.5%
Tax effect of change in fair value of investments[1]	~ (1.0)%
Adjusted Effective Tax Rate[3]	~ 13.0%
1The actual year-to-date adjustments, which are based on PTC's share price at March 31, 2020, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity and limited visibility of these items.
2Fiscal 2020 guidance based on Adjusted Income, which excludes Schlumberger's noncontrolling interest in Sensia.
3Fiscal 2020 guidance includes the impact of a tax benefit recognized upon the formation of the Sensia joint venture on October 1, 2019. This tax benefit is expected to reduce the full year Effective tax rate and the Adjusted Effective Tax Rate by approximately 150 basis points.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2020	2019
Cash provided by (used for):
Operating activities	$448.5	$355.8
Investing activities	(273.6)	118.1
Financing activities	(534.0)	(306.0)
Effect of exchange rate changes on cash	(17.5)	(6.7)
(Decrease) increase in cash and cash equivalents	$(376.6)	$161.2
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2020	2019
Cash provided by operating activities	$448.5	$355.8
Capital expenditures	(56.6)	(80.9)
Free cash flow	$391.9	$274.9
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
Cash provided by operating activities was $448.5 million for the six months ended March 31, 2020, compared to $355.8 million for the six months ended March 31, 2019. Free cash flow was $391.9 million for the six months ended March 31, 2020, compared to $274.9 million for the six months ended March 31, 2019. The year over year increases in cash provided by operating activities and free cash flow were primarily due to lower incentive compensation payments and a decrease in working capital in the first six months of fiscal 2020 compared to the first six months of fiscal 2019, and a payment to settle treasury locks in the first six months of fiscal 2019.
We repurchased approximately 1.1 million shares of our common stock under our share repurchase program in the first six months of fiscal 2020. The total cost of these shares was $206.2 million, of which $2.0 million was recorded in accounts payable at March 31, 2020, related to share repurchases that did not settle until April 2020. We had $9.3 million in unsettled share repurchases outstanding at September 30, 2019, that did not settle until October 2019. We repurchased approximately 3.2 million shares of our common stock in the first six months of fiscal 2019. The total cost of these shares was $528.8 million, of which $11.9 million was recorded in accounts payable at March 31, 2019, related to share repurchases that did not settle until April 2019. Our decision to repurchase shares in the remainder of 2020 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. On both September 6, 2018, and July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At March 31, 2020, we had approximately $902.2 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At March 31, 2020, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
At March 31, 2020, and September 30, 2019, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended March 31, 2020 or September 30, 2019. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
On April 20, 2020, we entered into a $400 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement is in addition to our existing $1.25 billion unsecured revolving credit facility expiring in November 2023, which remains available and undrawn. Borrowings under this term loan bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The term loan agreement contains covenants similar to those under our $1.25 billion unsecured revolving credit facility, under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the term loan agreement as the ratio of consolidated EBITDA (as defined in the term loan agreement) for the preceding four quarters to consolidated interest expense for the same period. The proceeds of the borrowings under the term loan agreement will be used for general corporate purposes, including acquisition financing (including the acquisition of ASEM, S.p.A. and Kalypso, LP, which are expected to close in the next few weeks) and working capital.
Separate short-term unsecured credit facilities of approximately $214.9 million at March 31, 2020, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2020 and 2019 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2020 and 2019. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Our short-term debt as of March 31, 2020, consisted of $58.0 million of commercial paper borrowings and $23.5 million of interest-bearing loans from Schlumberger to Sensia due September 30, 2020. The short-term loans were entered into following formation of Sensia. See Note 5 in the Consolidated Financial Statements for additional information on Sensia. The weighted average interest rate of the commercial paper outstanding at March 31, 2020 was 2.4 percent. There were no commercial paper borrowings outstanding at September 30, 2019.
The following is a summary of our credit ratings as of March 31, 2020:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable

Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit ratings and market conditions. We have not experienced any difficulty in accessing the commercial paper market to date for one-day maturities.  However, investor demand for maturities beyond one day has been limited due to the impacts of the COVID-19 pandemic on this market. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2020, we reclassified $6.0 million and $10.5 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2019, we reclassified $3.7 million and $6.0 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $18.4 million of pre-tax net unrealized gains on cash flow hedges as of March 31, 2020, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at March 31, 2020, there has been no material change to this information.

Supplemental Sales Information
We translate sales of subsidiaries operating outside of the United States using exchange rates effective during the respective period. Therefore, changes in currency exchange rates affect our reported sales. Sales by acquired businesses also affect our reported sales. We believe that organic sales, defined as sales excluding the effects of acquisitions and changes in currency exchange rates, which is a non-GAAP financial measure, provides useful information to investors because it reflects regional and operating segment performance from the activities of our businesses without the effect of acquisitions and changes in currency exchange rates. We use organic sales as one measure to monitor and evaluate our regional and operating segment performance. When we acquire businesses, we exclude sales in the current period for which there are no comparable sales in the prior period. We determine the effect of changes in currency exchange rates by translating the respective period’s sales using the same currency exchange rates that were in effect during the prior year. When we divest a business, we exclude sales in the prior period for which there are no comparable sales in the current period. Organic sales growth is calculated by comparing organic sales to reported sales in the prior year, excluding divestitures. We attribute sales to the geographic regions based on the country of destination.
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Sales	Effect of Acquisitions(1)	Effect of Changes in Currency	Organic Sales	Sales
North America	$1,022.1	$(22.0)	$0.6	$1,000.7	$987.1
EMEA	333.6	(19.3)	10.4	324.7	331.1
Asia Pacific	200.8	(6.1)	6.3	201.0	214.7
Latin America	124.8	(6.4)	9.3	127.7	124.3
Total Company Sales	$1,681.3	$(53.8)	$26.6	$1,654.1	$1,657.2

	Six Months Ended March 31, 2020				Six Months Ended March 31, 2019
	Sales	Effect of Acquisitions(1)	Effect of Changes in Currency	Organic Sales	Sales
North America	$2,029.0	$(62.8)	$0.6	$1,966.8	$1,985.9
EMEA	643.7	(39.6)	19.6	623.7	625.5
Asia Pacific	430.4	(11.8)	9.4	428.0	429.1
Latin America	262.7	(13.0)	11.7	261.4	259.0
Total Company Sales	$3,365.8	$(127.2)	$41.3	$3,279.9	$3,299.5
(1) Includes incremental sales resulting from the formation of the Sensia joint venture.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Sales	Effect of Acquisitions		Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$757.1	$(0.4)		$12.5	$769.2	$739.7
Control Products & Solutions	924.2	(53.4)	[1]	14.1	884.9	917.5
Total Company Sales	$1,681.3	$(53.8)		$26.6	$1,654.1	$1,657.2

	Six Months Ended March 31, 2020					Six Months Ended March 31, 2019
	Sales	Effect of Acquisitions		Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$1,508.7	$(1.1)		$20.2	$1,527.8	$1,492.8
Control Products & Solutions	1,857.1	(126.1)	[1]	21.1	1,752.1	1,806.7
Total Company Sales	$3,365.8	$(127.2)		$41.3	$3,279.9	$3,299.5
(1) Includes incremental sales resulting from the formation of the Sensia joint venture.

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at March 31, 2020, there has been no material change to this information except as noted below.
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
Acquisitions - Sensia Joint Venture Intangibles Valuation
The accounting for a business combination requires the excess of the purchase price for the acquisition over the net book value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist for the fair value allocation of the purchase price paid in connection with the Sensia joint venture to intangible assets, which required the use of several assumptions and estimates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies. The key assumption requiring the use of judgment was the customer attrition rate ranging from 7.5% to 25%. A change in the customer attrition rate of 250 basis points would result in a change of $40.4 million in intangible assets.
More information regarding this business combination is contained in Note 5 in the Consolidated Financial Statements.
Goodwill
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. During the second quarter of 2020, we performed a quantitative impairment test for our Sensia reporting unit. We determined the fair value of the reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
Critical assumptions used in this approach included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on a number of factors including historical experience and information obtained from reporting unit management. Actual results could differ from these estimates, especially given the uncertainty over the duration and severity of impacts related to the COVID-19 pandemic, and the impact on our Oil & Gas customers which have been, and could continue to be, impacted by the recent declines in oil prices. We determined the discount rate using our weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data. A hypothetical 10 percent decrease in the fair value of this reporting unit or our other reporting units would not impact our conclusion that goodwill was not impaired.
More information regarding goodwill is contained in Note 6 in the Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at March 31, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at March 31, 2020, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at March 31, 2020, there has been no material change to this information.

Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at March 31, 2020, there has been no material change to this information, except for the following two changes:
(1) The existing risk factor entitled “Adverse changes in business or industry conditions and volatility and disruption of the capital and credit markets may result in decreases in our sales and profitability.” is updated by adding the following as a new third paragraph:

The COVID-19 pandemic has had a cascading effect on the Oil & Gas industry. Business closures and restrictions on people’s mobility has significantly decreased demand for oil and gas. In addition, major global producers have not sufficiently reduced production in light of current demand levels, which has resulted in global oversupply and declining oil prices. These factors have had, and could continue to have, adverse impacts to our Oil & Gas customers’ business operations and financial condition, which could lead to a decrease in their liquidity and/or industrial spending. This has resulted in, and could continue to result in, a decrease in demand for our hardware and software products, solutions and services, as well as impact such customers’ ability to pay for such hardware and software products, solutions and services.
(2) The existing risk factor entitled “We face the potential harms of natural disasters, pandemics, acts of war, terrorism, international conflicts or other disruptions to our operations.” is updated in its entirety as follows:
We face the potential harms of natural disasters, pandemics, including the COVID-19 pandemic, acts of war, terrorism, international conflicts or other disruptions to our operations, the duration and severity of which are highly uncertain and difficult to predict.
Our business depends on the movement of people and goods around the world. Natural disasters, pandemics (including the COVID-19 pandemic), acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Disruptions to our IT infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party IT and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could decrease demand for our hardware and software products, solutions or services, increase our costs, or make it difficult or impossible for us to deliver products, solutions or services.
The outbreak of COVID-19 has spread globally and caused significant disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners and customers do business and in which our workforce is located. The COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, significant impacts on global markets. While the duration and severity of those impacts on our business are highly uncertain, they have had, and could continue to have, an adverse effect on our business, financial condition and results of operations in many ways, including, but not limited to, the following:

•
Our customers are, and continue to be, subject to significant risks and have had, and could continue to have, adverse impacts to their business operations and financial condition related to the COVID-19 pandemic, which could lead to a decrease in their liquidity and/or industrial spending. This has resulted in, and could continue to result in, a decrease in demand for our hardware and software products, solutions and services, as well as impact our customers' ability to pay for such hardware and software products, solutions and services.

•
The COVID-19 pandemic and responses to it have significantly limited or prevented the movement of goods and services worldwide, which has resulted in and could continue to result in disruptions in our supply chain and our difficulty in procuring or inability to procure components and materials necessary for our hardware and software products, solutions and services. The impact of the COVID-19 pandemic and responses to it has increased and could continue to increase the costs of making and distributing our hardware and software products, solutions and services or result in delays in delivering, or an inability to deliver, them to our customers.

•
Our workforce may be unable or unwilling to work on-site or travel as a result of event cancellations, facility closures, shelter-in-place, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. These workforce disruptions have adversely affected and could continue to adversely affect our ability to operate, including to develop, manufacture, generate sales, promote, market and deliver our hardware and software products, solutions and services, and provide customer support.

•
Uncertainty over the duration and severity of the economic impact of the COVID-19 pandemic and effectiveness of efforts to manage it have caused significant volatility in the capital and other financial markets, which has adversely impacted, and could continue to adversely impact, global liquidity and asset values (including the price of our stock and the securities of other companies we own, such as the common stock we own in PTC Inc., and the fair value of our pension plans’ investments). This uncertainty and volatility could adversely affect our ability to, or the cost at which we may, access the capital and other financial markets, including the commercial paper market, or otherwise obtain debt or equity financing, which could adversely affect our financial condition or ability to satisfy our contractual obligations and fund our other business operations or future investment opportunities.

The unprecedented and continuously evolving nature of the COVID-19 pandemic make the duration and severity of its impacts increasingly difficult to predict, which could limit our ability to respond to those impacts. Additionally, the impacts described above and other impacts of the COVID-19 pandemic and responses to it could substantially increase the risk to us from the other risks described in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2020	170,087	$201.21	170,087	$974,181,486
February 1 - 29, 2020	181,313	200.17	181,313	937,887,465
March 1 - 31, 2020	228,719	155.83	228,719	902,246,277
Total	580,119	182.99	580,119

(1)	All of the shares purchased during the quarter ended March 31, 2020, were acquired pursuant to the repurchase programs described in (3) below.

(2)	Average price paid per share includes brokerage commissions.

(3)
On both September 6, 2018, and July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase programs allow us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—	Copy of the Company’s 2020 Long-Term Incentives Plan, filed as Exhibit 4-c to the Company’s Registration Statement on Form S-8 (No. 333-236277), is hereby incorporated by reference.
Exhibit 10.2	—	Summary of Non-Employee Director Compensation and Benefits effective as of April 7, 2020.
Exhibit 10.3	—
$400,000,000 364-Day Term Loan Agreement dated as of April 20, 2020, among the Company, the Banks listed on the signature pages thereof, U.S. Bank National Association, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and BMO Harris Bank N.A. and TD Bank, N.A., as Documentation Agents, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated April 21, 2020, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	April 28, 2020	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2020	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)