Form 10-Q
period 2020-06-30
ROCKWELL AUTOMATION, INC
filed 2020-07-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
115,966,966 shares of registrant’s Common Stock were outstanding on June 30, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$909.8	$1,018.4
Receivables	1,202.1	1,178.7
Inventories	674.8	575.7
Other current assets	155.8	212.9
Total current assets	2,942.5	2,985.7
Property, net of accumulated depreciation of $1,646.8 and $1,566.0, respectively	564.5	571.9
Operating lease right-of-use assets	320.3	—
Goodwill	1,631.0	1,071.1
Other intangible assets, net	490.7	194.1
Deferred income taxes	353.3	364.1
Long-term investments	900.1	793.9
Other assets	127.1	132.2
Total	$7,329.5	$6,113.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$422.8	$—
Current portion of long-term debt	—	300.5
Accounts payable	667.0	694.6
Compensation and benefits	188.6	239.0
Contract liabilities	341.7	275.6
Customer returns, rebates and incentives	170.7	199.2
Other current liabilities	451.3	227.9
Total current liabilities	2,242.1	1,936.8
Long-term debt	1,974.4	1,956.4
Retirement benefits	1,201.4	1,231.9
Operating lease liabilities	250.6	—
Other liabilities	571.9	583.7
Commitments and contingent liabilities (Note 12)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,810.1	1,709.1
Retained earnings	6,877.2	6,440.2
Accumulated other comprehensive loss	(1,569.9)	(1,488.0)
Common stock in treasury, at cost (shares held: 65.4 and 65.7, respectively)	(6,528.3)	(6,438.5)
Shareowners’ equity attributable to Rockwell Automation, Inc.	770.5	404.2
Noncontrolling interests	318.6	—
Total shareowners’ equity	1,089.1	404.2
Total	$7,329.5	$6,113.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales
Products and solutions	$1,249.7	$1,481.3	$4,264.6	$4,405.7
Services	144.3	183.8	495.2	558.9
	1,394.0	1,665.1	4,759.8	4,964.6
Cost of sales
Products and solutions	(744.8)	(819.3)	(2,478.7)	(2,425.3)
Services	(95.0)	(115.5)	(325.2)	(362.1)
	(839.8)	(934.8)	(2,803.9)	(2,787.4)
Gross profit	554.2	730.3	1,955.9	2,177.2
Selling, general and administrative expenses	(370.2)	(361.7)	(1,125.4)	(1,133.4)
Change in fair value of investments	175.5	(25.6)	101.7	(140.1)
Other income (expense)	0.4	5.2	(18.4)	12.1
Interest expense	(25.4)	(26.8)	(77.3)	(71.2)
Income before income taxes	334.5	321.4	836.5	844.6
Income tax provision (Note 14)	(20.3)	(60.0)	(77.0)	(156.9)
Net income	314.2	261.4	759.5	687.7
Net (loss) attributable to noncontrolling interests	(3.6)	—	(1.2)	—
Net income attributable to Rockwell Automation, Inc.	$317.8	$261.4	$760.7	$687.7
Earnings per share:
Basic	$2.74	$2.22	$6.56	$5.77
Diluted	$2.73	$2.20	$6.52	$5.73
Weighted average outstanding shares:
Basic	115.7	117.6	115.8	119.0
Diluted	116.4	118.6	116.5	120.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income	$314.2	$261.4	$759.5	$687.7
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($7.9), ($4.2), ($23.7), and ($12.8))	27.2	14.1	82.0	42.1
Currency translation adjustments	40.2	(2.7)	(12.0)	(12.2)
Net change in unrealized gains and losses on cash flow hedges (net of tax benefit of $5.0, $0.7, $3.5, and $6.7)	(11.4)	(1.9)	(9.4)	(20.2)
Net change in unrealized gains and losses on available-for-sale investments (net of tax (expense) of ($0.0), ($0.1), ($0.0), and ($0.4))	—	0.6	—	2.0
Other comprehensive income	56.0	10.1	60.6	11.7
Comprehensive income	370.2	271.5	820.1	699.4
Comprehensive loss attributable to noncontrolling interests	(3.5)	—	(1.7)	—
Comprehensive income attributable to Rockwell Automation, Inc.	$373.7	$271.5	$821.8	$699.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2020	2019
Operating activities:
Net income	$759.5	$687.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	91.0	92.6
Amortization of intangible assets	36.7	19.6
Change in fair value of investments	(101.7)	140.1
Share-based compensation expense	34.7	32.5
Retirement benefit expense	94.9	51.6
Pension contributions	(24.7)	(22.0)
Net (gain) loss on disposition of property	(12.5)	1.9
Settlement of interest rate derivatives	22.0	(35.7)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	10.5	(34.4)
Inventories	(41.4)	(77.1)
Accounts payable	(30.8)	(38.1)
Contract liabilities	63.6	26.5
Compensation and benefits	(52.1)	(73.7)
Income taxes	(81.8)	(66.3)
Other assets and liabilities	26.8	1.8
Cash provided by operating activities	794.7	707.0
Investing activities:
Capital expenditures	(91.9)	(108.7)
Acquisition of businesses, net of cash acquired	(545.9)	(20.7)
Purchases of investments	(10.7)	(3.3)
Proceeds from maturities of investments	6.0	258.7
Proceeds from sale of investments	37.9	—
Proceeds from sale of property	14.8	3.3
Other investing activities	(1.3)	—
Cash (used for) provided by investing activities	(591.1)	129.3
Financing activities:
Net issuance (repayment) of short-term debt	—	(550.4)
Issuance of short-term debt, net of issuance costs	422.7	—
Issuance of long-term debt, net of discount and issuance costs	—	987.6
Repayment of long-term debt	(300.7)	—
Cash dividends	(354.3)	(346.9)
Purchases of treasury stock	(264.2)	(787.4)
Proceeds from the exercise of stock options	187.4	36.5
Other financing activities	0.8	—
Cash used for financing activities	(308.3)	(660.6)
Effect of exchange rate changes on cash	(3.9)	(5.7)
(Decrease) increase in cash and cash equivalents	(108.6)	170.0
Cash and cash equivalents at beginning of period	1,018.4	618.8
Cash and cash equivalents at end of period	$909.8	$788.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2020	$181.4	$1,791.2	$6,795.8	$(1,625.8)	$(6,521.8)	$620.8	$317.1	$937.9
Net income (loss)	—	—	317.8	—	—	317.8	(3.6)	314.2
Other comprehensive income (loss)	—	—	—	55.9	—	55.9	0.1	56.0
Common stock issued (including share-based compensation impact)	—	24.1	—	—	42.0	66.1	—	66.1
Share repurchases	—	—	—	—	(48.5)	(48.5)	—	(48.5)
Cash dividends declared (1)	—	—	(236.4)	—	—	(236.4)	—	(236.4)
Change in noncontrolling interest	—	(5.2)	—	—	—	(5.2)	5.0	(0.2)
Balance at June 30, 2020	$181.4	$1,810.1	$6,877.2	$(1,569.9)	$(6,528.3)	$770.5	$318.6	$1,089.1

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2019	$181.4	$1,686.7	$6,398.0	$(940.3)	$(5,989.5)	$1,336.3	$—	$1,336.3
Net income	—	—	261.4	—	—	261.4	—	261.4
Other comprehensive income (loss)	—	—	—	10.1	—	10.1	—	10.1
Common stock issued (including share-based compensation impact)	—	11.3	—	—	11.5	22.8	—	22.8
Share repurchases	—	—	—	—	(246.3)	(246.3)	—	(246.3)
Cash dividends declared (1)	—	—	(227.8)	—	—	(227.8)	—	(227.8)
Balance at June 30, 2019	$181.4	$1,698.0	$6,431.6	$(930.2)	$(6,224.3)	$1,156.5	$—	$1,156.5
(1) Cash dividends were $2.04 per share and $1.94 per share in the three months ended June 30, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY (continued)
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income (loss)	—	—	760.7	—	—	760.7	(1.2)	759.5
Other comprehensive income (loss)	—	—	—	61.1	—	61.1	(0.5)	60.6
Common stock issued (including share-based compensation impact)	—	57.2	—	—	165.1	222.3	—	222.3
Share repurchases	—	—	—	—	(254.9)	(254.9)	—	(254.9)
Cash dividends declared (1)	—	—	(472.7)	—	—	(472.7)	—	(472.7)
Adoption of accounting standards	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	43.8	—	3.8	—	47.6	320.3	367.9
Balance at June 30, 2020	$181.4	$1,810.1	$6,877.2	$(1,569.9)	$(6,528.3)	$770.5	$318.6	$1,089.1

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2018	$181.4	$1,681.4	$6,198.1	$(941.9)	$(5,501.5)	$1,617.5	$—	$1,617.5
Net income	—	—	687.7	—	—	687.7	—	687.7
Other comprehensive income (loss)	—	—	—	11.7	—	11.7	—	11.7
Common stock issued (including share-based compensation impact)	—	16.6	—	—	52.3	68.9	—	68.9
Share repurchases	—	—	—	—	(775.1)	(775.1)	—	(775.1)
Cash dividends declared (1)	—	—	(460.3)	—	—	(460.3)	—	(460.3)
Adoption of accounting standard	—	—	6.1	—	—	6.1	—	6.1
Balance at June 30, 2019	$181.4	$1,698.0	$6,431.6	$(930.2)	$(6,224.3)	$1,156.5	$—	$1,156.5
(1) Cash dividends were $4.08 per share and $3.88 per share in the nine months ended June 30, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. The results of operations for the three and nine months ended June 30, 2020, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
Receivables are stated net of an allowance for doubtful accounts of $21.7 million at June 30, 2020, and $17.4 million at September 30, 2019. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $13.9 million at June 30, 2020, and $12.4 million at September 30, 2019.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Rockwell Automation	$317.8	$261.4	$760.7	$687.7
Less: Allocation to participating securities	(0.3)	(0.3)	(0.7)	(0.7)
Net income available to common shareowners	$317.5	$261.1	$760.0	$687.0
Basic weighted average outstanding shares	115.7	117.6	115.8	119.0
Effect of dilutive securities
Stock options	0.6	1.0	0.7	0.9
Performance shares	0.1	—	—	0.1
Diluted weighted average outstanding shares	116.4	118.6	116.5	120.0
Earnings per share:
Basic	$2.74	$2.22	$6.56	$5.77
Diluted	$2.73	$2.20	$6.52	$5.73

For the three and nine months ended June 30, 2020, there were 1.4 million and 1.5 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and nine months ended June 30, 2019, 1.8 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $10.4 million and $12.4 million were accrued within accounts payable and other current liabilities at June 30, 2020 and 2019, respectively. At June 30, 2019, there was $6.0 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. At June 30, 2020, there were no outstanding common stock share repurchases. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. We adopted the new standard using the modified retrospective transition method, which resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings as of October 1, 2019, our adoption date. The amount of lease right-of-use assets and corresponding lease liabilities recorded in the Consolidated Balance Sheet upon adoption were $316 million and $329 million, respectively. We have implemented necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard.

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Revenue Recognition
Unfulfilled Performance Obligations
As of June 30, 2020, we expect to recognize approximately $480 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $320 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of June 30, 2020.
Disaggregation of Revenue
The following series of tables present our revenue disaggregation by geographic region and types of products or services, and also present these disaggregation categories for our two operating segments. We attribute sales to the geographic regions based on the country of destination.
The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
North America	$348.6	$477.4	$826.0	$1,236.6	$1,618.4	$2,855.0
Europe, Middle East and Africa (EMEA)	145.7	134.7	280.4	456.9	467.2	924.1
Asia Pacific	101.9	105.0	206.9	312.1	325.2	637.3
Latin America	25.2	55.5	80.7	124.5	218.9	343.4
Total Company Sales	$621.4	$772.6	$1,394.0	$2,130.1	$2,629.7	$4,759.8

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
North America	$437.1	$570.9	$1,008.0	$1,303.0	$1,690.9	$2,993.9
Europe, Middle East and Africa (EMEA)	162.0	145.9	307.9	493.5	439.9	933.4
Asia Pacific	107.7	125.0	232.7	306.8	355.0	661.8
Latin America	41.1	75.4	116.5	137.4	238.1	375.5
Total Company Sales	$747.9	$917.2	$1,665.1	$2,240.7	$2,723.9	$4,964.6

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Three Months Ended June 30, 2020			Nine Months Ended June 30, 2020
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
Products	$621.4	$306.2	$927.6	$2,130.1	$1,073.8	$3,203.9
Solutions & Services	—	466.4	466.4	—	1,555.9	1,555.9
Total Company Sales	$621.4	$772.6	$1,394.0	$2,130.1	$2,629.7	$4,759.8

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
Products	$747.9	$357.3	$1,105.2	$2,240.7	$1,102.6	$3,343.3
Solutions & Services	—	559.9	559.9	—	1,621.3	1,621.3
Total Company Sales	$747.9	$917.2	$1,665.1	$2,240.7	$2,723.9	$4,964.6

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of June 30, 2020.

Below is a summary of our contract liabilities balance:

	June 30, 2020	June 30, 2019
Balance as of beginning of fiscal year	$275.6	$268.6
Balance as of end of period	341.7	293.7

The most significant changes in our contract liabilities balance during the nine months ended June 30, 2020, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the nine months ended June 30, 2020, we recognized revenue of approximately $193.3 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the nine months ended June 30, 2020, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Share-Based Compensation
We recognized $12.3 million and $34.7 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2020, respectively. We recognized $10.7 million and $32.5 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2019, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2020		2019
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	973	$35.79	961	$32.48
Performance shares	37	265.04	57	155.04
Restricted stock and restricted stock units	67	198.77	46	170.79
Unrestricted stock	7	171.51	6	182.88

4. Inventories
Inventories consist of (in millions):

	June 30, 2020	September 30, 2019
Finished goods	$303.5	$223.7
Work in process	180.0	178.4
Raw materials	191.3	173.6
Inventories	$674.8	$575.7

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Acquisitions
Sensia joint venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Rockwell Automation owns 53% of Sensia and Schlumberger owns 47% of Sensia. As part of the transaction, we made $247.0 million of net cash payments to Schlumberger, which were funded by cash on hand. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results.
Rockwell Automation recorded assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the October 1, 2019, acquisition date. The preliminary purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$22.0
Inventory	61.1
Other current assets	1.2
Property, plant and equipment	9.3
Other assets	6.2
Goodwill	307.5
Intangible assets	254.1
Total assets acquired	661.4
Less: Liabilities assumed	(37.0)
Less: Deferred income taxes	(2.7)
Less: Noncontrolling interest portion	(293.8)
Net assets acquired	$327.9

Purchase Consideration
Cash, net of cash acquired	$247.0
Noncontrolling interest portion of Rockwell Automation's contributed business	26.6
Additional paid in capital adjustment	47.3
Other	7.0
Total purchase consideration, net of cash acquired	$327.9
Intangible assets assigned include $254.1 million of customer relationships, technology, and trade names (approximately 11-year weighted average useful life). We assigned the full amount of goodwill and all other assets acquired to our Control Products & Solutions segment. The majority of the goodwill recorded is expected to be deductible for tax purposes. The assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under accounting principles generally accepted in the United States (U.S. GAAP) fair value hierarchy. Key assumptions used in the valuation of these intangible assets included: (1) a discount rate of 11%, (2) the estimated remaining life of technology and trademarks of from 5 to 15 years, and (3) the customer attrition rate ranging from 7.5% to 25%.
The fair value of the noncontrolling interest of the contributed business upon acquisition was $293.8 million. The consolidated value of Sensia is recorded at fair value for Schlumberger's contribution and at carrying value for Rockwell Automation's contribution.
The total incremental sales resulting from the Sensia joint venture included in our consolidated results for the three and nine months ended June 30, 2020, were approximately $37.8 million and $160.8 million, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other acquisitions
In October 2019, we acquired MESTECH Services (MESTECH), a global provider of Manufacturing Execution Systems / Manufacturing Operations Management, digital solutions consulting, and systems integration services. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
In January 2020, we acquired Avnet Data Security, LTD (Avnet), an Israel-based cybersecurity provider with over 20 years of experience providing cybersecurity services. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
In April 2020, we acquired ASEM, S.p.A. (ASEM), a leading provider of digital automation technologies. We assigned the full amount of goodwill related to this acquisition to our Architecture & Software segment in the Consolidated Financial Statements.
In April 2020, we also acquired Kalypso, LP (Kalypso), a privately-held US-based software delivery and consulting firm specializing in the digital transformation of industrial companies with a strong client base in life sciences, consumer products and industrial high-tech. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
Rockwell Automation recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the respective acquisition dates. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$32.7
Inventory	9.6
Other current assets	1.1
Property, plant and equipment	6.0
Other assets	2.3
Goodwill	244.4
Intangible assets	76.5
Total assets acquired	372.6
Less: Liabilities assumed	(29.2)
Less: Deferred income taxes	(14.4)
Net assets acquired	$329.0

Purchase Consideration
Total purchase consideration, net of cash acquired	$329.0

Intangible assets assigned include $76.5 million of customer relationships, technology, and trade names (approximately 10-year weighted average useful life). We assigned $161.3 million of goodwill to our Architecture & Software segment and $83.1 million of goodwill to our Control Products & Solutions segment. Approximately $68.9 million of the goodwill recorded is expected to be deductible for tax purposes. The purchase consideration includes $25.8 million of contingent consideration held in an escrow account and recorded in cash and cash equivalents in the Consolidated Balance Sheet.
The total sales included in our consolidated results from these four acquisitions for the three and nine months ended June 30, 2020, were approximately $15.5 million and $18.6 million, respectively.
The allocation of the purchase price to identifiable assets for all of the preceding acquisitions are based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Pro forma consolidated sales for the three and nine months ended June 30, 2019, are approximately $1.8 billion and $5.2 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of the preceding acquisitions occurred on October 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Acquisition-related costs recorded as expenses for all of the preceding acquisitions in the three and nine months ended June 30, 2020, were not material.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended June 30, 2020, are (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2019	$432.3	$638.8	$1,071.1
Acquisition of businesses	161.3	390.6	551.9
Translation	6.9	1.1	8.0
Balance as of June 30, 2020	$600.5	$1,030.5	$1,631.0

Other intangible assets consist of (in millions):

	June 30, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$192.3	$135.9	$56.4
Customer relationships	348.5	85.0	263.5
Technology	164.5	79.5	85.0
Trademarks	70.9	29.5	41.4
Other	14.0	13.3	0.7
Total amortized intangible assets	790.2	343.2	447.0
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$833.9	$343.2	$490.7

	September 30, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$128.3	$62.3
Customer relationships	110.5	69.2	41.3
Technology	110.4	69.5	40.9
Trademarks	31.4	26.4	5.0
Other	10.6	9.7	0.9
Total amortized intangible assets	453.5	303.1	150.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.2	$303.1	$194.1

Estimated amortization expense is $50.5 million in 2020, $53.5 million in 2021, $50.6 million in 2022, $49.4 million in 2023 and $46.4 million in 2024.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
For our 2020 annual evaluation, we performed a qualitative test for our Architecture & Software reporting unit and our Control Products & Solutions (excluding Sensia) reporting unit. We performed a quantitative test for our Sensia reporting unit. Based on those evaluations, we concluded these assets were not impaired. We also assessed the changes in events and circumstances subsequent to our annual test, including those related to the COVID-19 pandemic and conditions within the Oil & Gas industry, and concluded that a triggering event which would require interim testing has not occurred.
7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	June 30, 2020	September 30, 2019
2.050% notes, payable in March 2020	$—	$299.4
2.875% notes, payable in March 2025	321.2	307.6
6.70% debentures, payable in January 2028	250.0	250.0
3.500% notes, payable in March 2029	425.0	425.0
6.25% debentures, payable in December 2037	250.0	250.0
4.200% notes, payable in March 2049	575.0	575.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount and other	(46.8)	(50.1)
Total	1,974.4	2,256.9
Less current portion	—	(300.5)
Long-term debt	$1,974.4	$1,956.4

Our short-term debt as of June 30, 2020, consisted of $23.5 million of interest-bearing loans from Schlumberger to Sensia due September 30, 2020, and $399.3 million of term loans, net of issuance costs. The short-term loans from Schlumberger were entered into following formation of Sensia. See Note 5 in the Consolidated Financial Statements for additional information on Sensia.
In March 2020, we repaid our $300.0 million 2.050% notes which were classified as the current portion of long-term debt at September 30, 2019.
In April 2020, we entered into a $400.0 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement is in addition to our existing $1.25 billion unsecured revolving credit facility expiring in November 2023, which remains available and undrawn. Borrowings under this term loan bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The term loan agreement contains covenants similar to those under our $1.25 billion unsecured revolving credit facility, under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the term loan agreement as the ratio of consolidated EBITDA (as defined in the term loan agreement) for the preceding four quarters to consolidated interest expense for the same period.
In May 2020, we settled the interest swaps that were designated as a fair value hedge of our 2.875% notes payable in March 2025 ("2025 Notes") and received $22.0 million from the counterparties. The $22.0 million gain on the settlement of the interest rate

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

swaps was recorded as an adjustment to the carrying value of the 2025 Notes and is being amortized over the remaining term of those notes as an adjustment to interest expense in the Consolidated Statement of Operations.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2020	September 30, 2019
Unrealized losses on foreign exchange contracts	$21.9	$5.4
Product warranty obligations	21.5	25.2
Taxes other than income taxes	57.1	43.8
Accrued interest	30.4	15.5
Dividends payable	118.3	—
Income taxes payable	36.6	62.9
Operating lease liabilities	89.2	—
Other	76.3	75.1
Other current liabilities	$451.3	$227.9

9. Investments
Our investments consist of (in millions):

	June 30, 2020	September 30, 2019
Fixed income securities	$0.6	$43.9
Equity securities	823.2	721.5
Other	76.9	68.1
Total investments	900.7	833.5
Less: Short-term investments(1)	(0.6)	(39.6)
Long-term investments	$900.1	$793.9

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
The PTC Shares are classified as level 1 in the fair value hierarchy and recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At June 30, 2020, the fair value of the PTC Shares was $823.2 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three and nine months ended June 30, 2020, we recorded gains of $175.5 million and $101.7 million related to the PTC Shares, respectively. For the three and nine months ended June 30, 2019, we recorded losses of $25.6 million and $140.1 million related to the PTC Shares, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$22.6	$19.6	$68.2	$58.7
Interest cost	34.0	39.6	102.3	118.8
Expected return on plan assets	(60.9)	(61.2)	(183.3)	(183.6)
Amortization:
Prior service cost	0.2	0.3	0.7	0.9
Net actuarial loss	36.7	19.4	110.3	58.4
Settlements	(0.8)	(0.2)	(2.3)	(0.6)
Net periodic benefit cost	$31.8	$17.5	$95.9	$52.6

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$0.3	$0.2	$0.8	$0.7
Interest cost	0.4	0.7	1.2	1.8
Amortization:
Prior service credit	(1.4)	(1.4)	(4.1)	(4.1)
Net actuarial loss	0.4	0.2	1.1	0.6
Net periodic benefit credit	$(0.3)	$(0.3)	$(1.0)	$(1.0)

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended June 30, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2020	$(1,225.7)	$(389.1)	$(11.0)	$—	$(1,625.8)
Other comprehensive income (loss) before reclassifications	—	40.1	(7.7)	—	32.4
Amounts reclassified from accumulated other comprehensive loss	27.2	—	(3.7)	—	23.5
Other comprehensive income (loss)	27.2	40.1	(11.4)	—	55.9
Balance as of June 30, 2020	$(1,198.5)	$(349.0)	$(22.4)	$—	$(1,569.9)

Nine Months Ended June 30, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$—	$(1,488.0)
Other comprehensive income (loss) before reclassifications	—	(11.5)	2.0	—	(9.5)
Amounts reclassified from accumulated other comprehensive loss	82.0	—	(11.4)	—	70.6
Other comprehensive income (loss)	82.0	(11.5)	(9.4)	—	61.1
Adoption of accounting standard/other	(146.8)	3.8	—	—	—
Balance as of June 30, 2020	$(1,198.5)	$(349.0)	$(22.4)	$—	$(1,569.9)

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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The reclassifications out of accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2020	2019	2020	2019
Pension and other postretirement benefit plan adjustments:
Amortization of prior service credit	$(1.2)	$(1.1)	$(3.4)	$(3.2)	(a)
Amortization of net actuarial loss	37.1	19.6	111.4	59.0	(a)
Settlements	(0.8)	(0.2)	(2.3)	(0.6)	(a)
	35.1	18.3	105.7	55.2	Income before income taxes
	(7.9)	(4.2)	(23.7)	(12.8)	Income tax provision
	$27.2	$14.1	$82.0	$42.4	Net income attributable to Rockwell Automation

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$1.0	$(0.1)	$0.8	$(0.3)	Sales
Forward exchange contracts	(7.4)	(5.8)	(19.4)	(12.3)	Cost of sales
Forward exchange contracts	0.7	0.4	1.3	0.9	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	0.4	0.5	1.5	0.7	Interest expense
	(5.3)	(5.0)	(15.8)	(11.0)	Income before income taxes
	1.6	1.4	4.4	3.1	Income tax provision
	$(3.7)	$(3.6)	$(11.4)	$(7.9)	Net income attributable to Rockwell Automation

Total reclassifications	$23.5	$10.5	$70.6	$34.5	Net income attributable to Rockwell Automation
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of June 30, 2020, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
13. Leases
We have operating leases primarily for real estate, vehicles and equipment. Our leases have remaining lease terms from less than one year to approximately 14 years. We do not have a material amount of finance leases.
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
The components of lease expense were as follows (in millions):

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Operating lease expense(1)	$25.4	$76.4
Variable lease expense(2)	3.5	11.0
Total lease expense	$28.9	$87.4
(1) Operating lease expense includes short-term lease expense which was not material.
(2) Variable lease expense includes sublease income which was not material.

Supplemental balance sheet information related to leases was as follows (in millions):

June 30, 2020
Weighted average remaining lease term	5.8 years
Weighted average discount rate	1.98%

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Maturities of lease liabilities as of June 30, 2020, were as follows (in millions):

2020 (excluding the nine months ended June 30, 2020)	$23.2
2021	93.4
2022	72.0
2023	52.2
2024	36.6
2025	23.0
Thereafter	61.8
Total undiscounted lease payments	$362.2
Less imputed interest	(22.4)
Total operating lease liabilities	$339.8

Undiscounted maturities of operating leases accounted for under ASC 840 as of September 30, 2019, were as follows (in millions):

2020	$90.6
2021	72.6
2022	51.8
2023	36.7
2024	26.4
Thereafter	63.8
Total minimum lease payments	$341.9

Supplemental cash flow information related to leases was as follows (in millions):

Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$75.2
Operating right-of-use assets obtained in exchange for lease obligations	81.4

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
The effective tax rate was 6.1 percent and 9.2 percent in the three and nine months ended June 30, 2020, respectively, compared to 18.7 percent and 18.6 percent in the three and nine months ended June 30, 2019. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended June 30, 2020, primarily due to PTC investment adjustments and other favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the nine months ended June 30, 2020, primarily due to PTC investment adjustments and other tax benefits recognizable upon the formation of the Sensia joint venture, excess income tax benefits of share-based compensation, and other favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended June 30, 2019, primarily because we benefited from lower non-U.S. tax rates. The effective rate was lower than the U.S. statutory rate of 21 percent in the nine months ended June 30, 2019 primarily because we benefited from lower non-U.S. tax rates.
Income tax liabilities of $296.0 million and $327.2 million related to the U.S. transition tax under the Tax Act that are payable greater than 12 months from June 30, 2020, and September 30, 2019, respectively, are recorded in other liabilities in the Consolidated Balance Sheet.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program which generates the primary benefit will expire in 2032.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $25.6 million and $19.9 million at June 30, 2020 and September 30, 2019, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $3.9 million and $3.3 million at June 30, 2020, and September 30, 2019, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $24.1 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $25.8 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and foreign income tax examinations for years before 2009.
15. Business Segment Information
The following tables reflect the sales and operating results of our reportable segments (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales
Architecture & Software	$621.4	$747.9	$2,130.1	$2,240.7
Control Products & Solutions	772.6	917.2	2,629.7	2,723.9
Total	$1,394.0	$1,665.1	$4,759.8	$4,964.6
Segment operating earnings
Architecture & Software	$147.8	$222.9	$604.3	$669.8
Control Products & Solutions	81.6	173.0	335.7	454.8
Total	229.4	395.9	940.0	1,124.6
Purchase accounting depreciation and amortization	(10.6)	(4.1)	(30.1)	(12.5)
General corporate – net	(26.4)	(23.8)	(76.9)	(72.4)
Non-operating pension and postretirement benefit (cost) credit	(8.6)	2.6	(25.9)	7.8
Gain (loss) on investments	175.5	(25.6)	101.7	(173.8)
Valuation adjustments related to the registration of PTC Shares	—	—	—	33.7
Interest (expense) income - net	(24.8)	(23.6)	(72.3)	(62.8)
Income before income taxes	$334.5	$321.4	$836.5	$844.6

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
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2020, the related consolidated statements of operations, comprehensive income, and shareowners' equity for the three-month and nine-month periods ended June 30, 2020 and 2019, and of cash flows for the nine-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 28, 2020

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

These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, for more information.

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

U.S. Industrial Economic Trends
In the third quarter of fiscal 2020, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts trends in these indicators since the quarter ended September 2018. These figures are as of July 28, 2020 and are subject to revision by the issuing organizations. During the third quarter of fiscal 2020, the IP Index dropped significantly to a low in April, with sequential improvement in May and June.

	IP Index	PMI
Fiscal 2020 quarter ended:
June 2020	93.7	52.6
March 2020	107.7	49.1
December 2019	109.6	47.8
Fiscal 2019 quarter ended:
September 2019	109.5	48.2
June 2019	109.2	51.6
March 2019	109.8	54.6
December 2018	110.3	54.3
Fiscal 2018 quarter ended:
September 2018	109.3	59.5
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the third quarter of fiscal 2020, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.

Industrial output declined significantly in the third quarter of fiscal 2020 as the COVID-19 pandemic spread globally.  Sequential growth is projected for the fourth quarter of fiscal 2020 but remains below pre-pandemic levels.

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
On April 8, 2020, we announced several actions to address the current and anticipated economic conditions as a result of the global COVID-19 pandemic, and we have taken additional cost actions. We no longer expect a payout under our incentive plans for fiscal 2020, and we are adjusting our cost structure to help balance our financial strength and flexibility with protecting our most important investments to drive long-term differentiation. These actions include elimination of all discretionary spending, delays of non-critical investments, further adjustment of levels of contract labor, and deferral of any non-essential capital expenditures. We also implemented the following temporary cost actions, effective beginning in May: salary reductions for all non-manufacturing employees globally; cash fee reductions for the Board of Directors; and temporary suspension of the 401(k) match for all U.S. employees.
While our overall cost structure is coming down, we have maintained and, in some cases, have selectively increased investments in some of our highest priority areas in order to increase differentiation and create long-term value for customers and shareowners.
Oil & Gas Industry
The COVID-19 pandemic has had a cascading effect on the Oil & Gas industry. Business closures and restrictions on people’s mobility has significantly decreased demand for oil and gas. In addition, major global producers have not sufficiently reduced production in light of current demand levels, which has resulted in global oversupply and volatility in oil prices. These factors have had, and could continue to have, adverse impacts to our Oil & Gas customers’ business operations and financial condition, which could lead to a decrease in their liquidity and/or industrial spending. This has resulted in, and could continue to result in, a decrease in demand for our hardware and software products, solutions and services, as well as impact such customers’ ability to pay for such hardware and software products, solutions and services.

Outlook
The COVID-19 pandemic and global efforts to respond to it are rapidly evolving. Our projections assume that a gradual recovery continues, with no increase in pandemic-related facility closures or disruptions to the supply chain.
Based on the information available to us at the time of this release, the following table provides guidance for projected sales growth and earnings per share for fiscal 2020:

Sales Growth Guidance		EPS Guidance
Reported sales growth	~ (5.5)%	Diluted EPS	$8.06 - $8.26
Organic sales growth[1]	~ (8)%	Adjusted EPS[1]	$7.40 - $7.60
Inorganic sales growth[2]	~ 4%
Currency translation	~ (1.5)%
1Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.
2Estimate for incremental sales resulting from the formation of the Sensia joint venture and sales from other acquired businesses in fiscal year 2020.

Summary of Results of Operations
Sales in the third quarter of fiscal 2020 decreased 16.3 percent compared to the third quarter of 2019. Organic sales decreased 17.6 percent year over year. Currency translation decreased sales by 1.9 percentage points, and acquisitions increased sales by 3.2 percentage points.
Results from the quarter included:

•
Logix sales decreased 18 percent year over year in the third quarter of fiscal 2020. Logix organic sales decreased 16 percent year over year, and currency translation decreased sales by 2 percentage points.

•
Reported sales in emerging countries decreased 17.2 percent year over year in the third quarter of fiscal 2020. Organic sales in emerging countries decreased 16.4 percent year over year. Currency translation decreased sales in emerging countries by 6.8 percentage points, and acquisitions increased sales by 6.0 percentage points.

The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Sales
Architecture & Software (a)	$621.4	$747.9	$2,130.1	$2,240.7
Control Products & Solutions (b)	772.6	917.2	2,629.7	2,723.9
Total sales (c)	$1,394.0	$1,665.1	$4,759.8	$4,964.6
Segment operating earnings(1)
Architecture & Software (d)	$147.8	$222.9	$604.3	$669.8
Control Products & Solutions (e)	81.6	173.0	335.7	454.8
Total segment operating earnings(2) (f)	229.4	395.9	940.0	1,124.6
Purchase accounting depreciation and amortization	(10.6)	(4.1)	(30.1)	(12.5)
General corporate — net	(26.4)	(23.8)	(76.9)	(72.4)
Non-operating pension and postretirement benefit (cost) credit	(8.6)	2.6	(25.9)	7.8
Gain (loss) on investments	175.5	(25.6)	101.7	(173.8)
Valuation adjustments related to the registration of PTC Shares	—	—	—	33.7
Interest (expense) income, net	(24.8)	(23.6)	(72.3)	(62.8)
Income before income taxes (g)	334.5	321.4	836.5	844.6
Income tax provision	(20.3)	(60.0)	(77.0)	(156.9)
Net income	314.2	261.4	759.5	687.7
Net (loss) attributable to noncontrolling interests	(3.6)	—	(1.2)	—
Net income attributable to Rockwell Automation	$317.8	$261.4	$760.7	$687.7

Diluted EPS	$2.73	$2.20	$6.52	$5.73

Adjusted EPS(3)	$1.27	$2.40	$5.81	$6.65

Diluted weighted average outstanding shares	116.4	118.6	116.5	120.0

Total segment operating margin(2) (f/c)	16.5%	23.8%	19.7%	22.7%

Pre-tax margin (g/c)	24.0%	19.3%	17.6%	17.0%

Architecture & Software segment operating margin (d/a)	23.8%	29.8%	28.4%	29.9%

Control Product & Solutions segment operating margin (e/b)	10.6%	18.9%	12.8%	16.7%

(1)	See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.

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

Three and Nine Months Ended June 30, 2020, Compared to Three and Nine Months Ended June 30, 2019
Sales
Sales decreased 16.3 percent and 4.1 percent year over year in the three and nine months ended June 30, 2020, respectively. Organic sales decreased 17.6 percent and 6.3 percent in the three and nine months ended June 30, 2020, respectively. Currency translation decreased sales by 1.9 percentage points and 1.4 percentage points in the three and nine months ended June 30, 2020, respectively. Acquisitions increased sales by 3.2 percentage points and 3.6 percentage points in the three and nine months ended June 30, 2020, respectively.
Pricing increased sales by approximately 1 percentage point in the three and nine months ended June 30, 2020.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Three Months Ended June 30, 2019
North America	$826.0	(18.1)%	(20.0)%
EMEA	280.4	(8.9)%	(13.0)%
Asia Pacific	206.9	(11.1)%	(10.4)%
Latin America	80.7	(30.7)%	(22.3)%
Total Sales	$1,394.0	(16.3)%	(17.6)%

		Change vs.	Change in Organic Sales(1) vs.
	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2019
North America	$2,855.0	(4.6)%	(7.4)%
EMEA	924.1	(1.0)%	(4.5)%
Asia Pacific	637.3	(3.7)%	(3.8)%
Latin America	343.4	(8.5)%	(6.3)%
Total Sales	$4,759.8	(4.1)%	(6.3)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.

•	The decrease in North America sales in the three and nine months ended June 30, 2020, compared to the prior periods were primarily driven by weakness in Oil & Gas.

•	EMEA sales decreased year over year in the three and nine months ended June 30, 2020, primarily due to weakness in Food & Beverage and Tire & Rubber.

•	Sales in Asia Pacific decreased in the three and nine months ended June 30, 2020, due to weakness in Oil & Gas and Food & Beverage, partially offset by growth in Automotive.

•	Latin America sales decreased in the three and nine months ended June 30, 2020, primarily led by weak Automotive performance.

Three and Nine Months Ended June 30, 2020, Compared to Three and Nine Months Ended June 30, 2019
General Corporate - Net
General corporate - net expense was $26.4 million and $76.9 million in the three and nine months ended June 30, 2020, respectively, compared to $23.8 million and $72.4 million in the three and nine months ended June 30, 2019, respectively.
Income before Income Taxes
Income before income taxes increased 4 percent and decreased 1 percent year over year in the three and nine months ended June 30, 2020, respectively. The increase in income before income taxes in the three months ended June 30, 2020, was primarily due to the fair-value adjustments recognized in the third quarter of fiscal 2020 and 2019 in connection with our investment in PTC (the "PTC adjustments"), partially offset by lower sales. Total segment operating earnings decreased 42.1 percent in the three months ended June 30, 2020. Total segment operating earnings decreased 16.4 percent in the nine months ended June 30, 2020. The decreases in total segment operating earnings in the three and nine months ended June 30, 2020 were primarily due to lower organic sales.
Income Taxes
The effective tax rate for the three months ended June 30, 2020, was 6.1 percent compared to 18.7 percent for the three months ended June 30, 2019. The decrease in the effective tax rate was primarily due to PTC adjustments. Our Adjusted Effective Tax Rate for the three months ended June 30, 2020, was 13.6 percent compared to 17.3 percent for the three months ended June 30, 2019. The decrease in the Adjusted Effective Tax Rate was primarily due to favorable discrete tax items in the current year.
The effective tax rate for the nine months ended June 30, 2020, was 9.2 percent compared to 18.6 percent for the nine months ended June 30, 2019. The decrease in the effective tax rate was primarily due to PTC adjustments and other favorable discrete tax items in the current year. Our Adjusted Effective Tax Rate for the nine months ended June 30, 2020, was 11.1 percent compared to 18.2 percent for the nine months ended June 30, 2019. The decrease in the Adjusted Effective Tax Rate was primarily due to favorable discrete tax items in the current year.
Diluted EPS and Adjusted EPS
Fiscal 2020 third quarter net income attributable to Rockwell Automation was $317.8 million or $2.73 per share, compared to $261.4 million or $2.20 per share in the third quarter of fiscal 2019. The increase in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments, partially offset by lower sales. Fiscal 2020 third quarter Adjusted EPS was $1.27 in the third quarter of fiscal 2020, down 47 percent compared to $2.40 in the third quarter of fiscal 2019, primarily due to lower sales.
Net income attributable to Rockwell Automation was $760.7 million or $6.52 per share in the nine months ended June 30, 2020, compared to $687.7 million or $5.73 per share in the nine months ended June 30, 2019. The increases in net income attributable to Rockwell Automation and diluted EPS were primarily due to a lower effective tax rate, partially offset by the decrease in income before income taxes. Adjusted EPS was $5.81 in the nine months ended June 30, 2020, down 13 percent compared to $6.65 in the nine months ended June 30, 2019. The decrease in Adjusted EPS was due to lower organic sales, partially offset by a favorable tax rate and lower incentive compensation expense.

Three and Nine Months Ended June 30, 2020, Compared to Three and Nine Months Ended June 30, 2019
Architecture & Software
Sales
Architecture & Software sales decreased 16.9 percent and 4.9 percent year over year in the three and nine months ended June 30, 2020, respectively. Architecture & Software organic sales decreased 15.9 percent and 3.7 percent in the three and nine months ended June 30, 2020, respectively. Currency translation decreased sales by 1.8 percentage points and 1.5 percentage points in the three and nine months ended June 30, 2020, respectively. Acquisitions increased sales by 0.8 percentage points and 0.3 percentage points in the three and nine months ended June 30, 2020. The decline in both reported and organic sales in the three and nine months ended June 30, 2020 was broad-based across the regions, with the exception of growth in Asia Pacific in the nine months ended June 30, 2020.
Logix sales decreased 18 percent and 5 percent year over year in the three and nine months ended June 30, 2020, respectively. Logix organic sales decreased 16 percent and 4 percent year over year in the three and nine months ended June 30, 2020, respectively, while currency translation decreased Logix sales by 2 percentage points and 1 percentage point in the three and nine months ended June 30, 2020, respectively.
Segment Operating Margin
Architecture & Software segment operating earnings decreased 33.7 percent and 9.8 percent year over year in the three and nine months ended June 30, 2020, respectively. Segment operating margin decreased to 23.8 percent and 28.4 percent in the three and nine months ended June 30, 2020, respectively, from 29.8 percent and 29.9 percent, respectively, in the same periods a year ago, primarily due to lower sales.
Control Products & Solutions
Sales
Control Products & Solutions sales decreased 15.8 percent and 3.5 percent year over year in the three and nine months ended June 30, 2020, respectively. Control Products & Solutions organic sales decreased 18.9 percent and 8.4 percent in the three and nine months ended June 30, 2020, respectively. Currency translation decreased sales by 2.0 percentage points and 1.5 percentage points in the three and nine months ended June 30, 2020, respectively. Acquisitions increased sales by 5.1 percentage points and 6.4 percentage points in the three and nine months ended June 30, 2020, respectively.
The decline in reported sales in the three and nine months ended June 30, 2020, was broad-based across the regions, with the exception of growth in EMEA in the nine months ended June 30, 2020. All regions experienced a decline in organic sales in the three and nine months ended June 30, 2020.
Product sales decreased 19 percent and 9 percent year over year in the three and nine months ended June 30, 2020, respectively. Product organic sales decreased by 17 percent and 8 percent in the three and nine months ended June 30, 2020, respectively. Currency translation decreased sales by 2 percentage points and 1 percentage point in the three and nine months ended June 30, 2020, respectively.
Sales in our solutions and services businesses decreased 14 percent and increased 1 percent in the three and nine months ended June 30, 2020, respectively. Organic sales in our solutions and services businesses decreased by 20 percent and 8 percent in the three and nine months ended June 30, 2020, respectively. Currency translation decreased sales by 2 percentage points in each of the three and nine months ended June 30, 2020. Acquisitions increased sales by 8 percentage points and 11 percentage points in the three and nine months ended June 30, 2020, respectively.
Segment Operating Margin
Control Products & Solutions segment operating earnings decreased 52.8 percent and 26.2 percent year over year in the three and nine months ended June 30, 2020, respectively. Segment operating margin decreased to 10.6 percent and 12.8 percent in the three and nine months ended June 30, 2020, respectively, compared to 18.9 percent and 16.7 percent, respectively, in the same periods a year ago, primarily due to lower sales.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost (credit) are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Purchase accounting depreciation and amortization
Architecture & Software	$2.5	$1.7	$5.9	$4.7
Control Products & Solutions	7.9	2.2	23.4	7.0
Non-operating pension and postretirement benefit cost (credit)
Architecture & Software	2.1	(1.5)	6.4	(4.6)
Control Products & Solutions	3.3	(2.4)	10.0	(7.2)

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

The following are the components of operating and non-operating pension and postretirement benefit cost (credit) (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$22.9	$19.8	$69.0	$59.4
Operating pension and postretirement benefit cost	22.9	19.8	69.0	59.4

Interest cost	34.4	40.3	103.5	120.6
Expected return on plan assets	(60.9)	(61.2)	(183.3)	(183.6)
Amortization of prior service credit	(1.2)	(1.1)	(3.4)	(3.2)
Amortization of net actuarial loss	37.1	19.6	111.4	59.0
Settlements	(0.8)	(0.2)	(2.3)	(0.6)
Non-operating pension and postretirement benefit cost (credit)	8.6	(2.6)	25.9	(7.8)

Net periodic pension and postretirement benefit cost	$31.5	$17.2	$94.9	$51.6

The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to Rockwell Automation	$317.8	$261.4	$760.7	$687.7
Non-operating pension and postretirement benefit cost (credit)	8.6	(2.6)	25.9	(7.8)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(2.4)	0.3	(7.2)	1.0
Change in fair value of investments[1]	(175.5)	25.6	(101.7)	140.1
Tax effect of the change in fair value of investments[1]	—	—	—	(21.7)
Adjusted Income	$148.5	$284.7	$677.7	$799.3

Diluted EPS	$2.73	$2.20	$6.52	$5.73
Non-operating pension and postretirement benefit cost (credit)	0.07	(0.02)	0.22	(0.07)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.02)	—	(0.06)	0.01
Change in fair value of investments[1]	(1.51)	0.22	(0.87)	1.16
Tax effect of the change in fair value of investments[1]	—	—	—	(0.18)
Adjusted EPS	$1.27	$2.40	$5.81	$6.65

Effective tax rate	6.1%	18.7%	9.2%	18.6%
Tax effect of non-operating pension and postretirement benefit cost (credit)	0.5%	—%	0.6%	0.1%
Tax effect of the change in fair value of investments[1]	7.0%	(1.4)%	1.3%	(0.5)%
Adjusted Effective Tax Rate	13.6%	17.3%	11.1%	18.2%
1In the three and nine months ended June 30, 2020, change in fair value of investments included a $175.5 million gain and $101.7 million gain, respectively, due to the change in value of our investment in PTC. In the three months ended June 30, 2019, change in fair value of investments included a $25.6 million loss due to the change in value of our investment in PTC, and in the nine months ended June 30, 2019, change in fair value of investments included a $173.8 million loss due to the change in value of our investment in PTC and a $33.7 million gain due to the valuation adjustments related to the registration of PTC Shares.

Fiscal 2020 Guidance

Diluted EPS	$8.06 - $8.26
Non-operating pension and postretirement benefit cost	0.30
Tax effect of non-operating pension and postretirement benefit cost	(0.08)
Change in fair value of investments[1]	(0.88)
Tax effect of change in fair value of investments	—
Adjusted EPS[2]	$7.40 - $7.60

Effective tax rate	~ 11.0%
Tax effect of non-operating pension and postretirement benefit cost	~ 0.5%
Tax effect of change in fair value of investments[1]	~ 1.0%
Adjusted Effective Tax Rate[3]	~ 12.5%
1The actual year-to-date adjustments, which are based on PTC's share price at June 30, 2020, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity and limited visibility of these items.
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

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2020	2019
Cash provided by (used for):
Operating activities	$794.7	$707.0
Investing activities	(591.1)	129.3
Financing activities	(308.3)	(660.6)
Effect of exchange rate changes on cash	(3.9)	(5.7)
(Decrease) increase in cash and cash equivalents	$(108.6)	$170.0
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Nine Months Ended June 30,
	2020	2019
Cash provided by operating activities	$794.7	$707.0
Capital expenditures	(91.9)	(108.7)
Free cash flow	$702.8	$598.3
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
Cash provided by operating activities was $794.7 million for the nine months ended June 30, 2020, compared to $707.0 million for the nine months ended June 30, 2019. Free cash flow was $702.8 million for the nine months ended June 30, 2020, compared to $598.3 million for the nine months ended June 30, 2019. The year over year increases in cash provided by operating activities and free cash flow were primarily due to a decrease in working capital and lower income tax and incentive compensation payments in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019, partially offset by lower pre-tax income, excluding non-cash adjustments.
We repurchased approximately 1.4 million shares of our common stock under our share repurchase program in the first nine months of fiscal 2020. The total cost of these shares was $254.7 million, none of which was recorded in accounts payable at June 30, 2020. We had $9.3 million in unsettled share repurchases outstanding at September 30, 2019, that did not settle until October 2019. We repurchased approximately 4.6 million shares of our common stock in the first nine months of fiscal 2019. The total cost of these shares was $775.1 million, of which $6.0 million was recorded in accounts payable at June 30, 2019, related to share repurchases that did not settle until July 2019. Our decision to repurchase shares in the remainder of 2020 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. On both September 6, 2018, and July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At June 30, 2020, we had approximately $853.7 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock, and repayments of debt. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.
At June 30, 2020, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
At June 30, 2020, and September 30, 2019, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended June 30, 2020 or September 30, 2019. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
On April 20, 2020, we entered into a $400 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement is in addition to our existing $1.25 billion unsecured revolving credit facility expiring in November 2023, which remains available and undrawn. Borrowings under this term loan bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The term loan agreement contains covenants similar to those under our $1.25 billion unsecured revolving credit facility, under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the term loan agreement as the ratio of consolidated EBITDA (as defined in the term loan agreement) for the preceding four quarters to consolidated interest expense for the same period. The proceeds of the borrowings under the term loan agreement were used for general corporate purposes, including acquisition financing and working capital.
Separate short-term unsecured credit facilities of approximately $227.2 million at June 30, 2020, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at June 30, 2020 and 2019 were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2020 and 2019. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Our short-term debt as of June 30, 2020, consisted of $23.5 million of interest-bearing loans from Schlumberger to Sensia due September 30, 2020, and $399.3 million of term loans, net of issuance costs. The short-term loans from Schlumberger were entered into following formation of Sensia. See Note 5 in the Consolidated Financial Statements for additional information on Sensia. See Note 7 in the Consolidated Financial Statements for more information on our long-term and short-term debt. There were no commercial paper borrowings outstanding at June 30, 2020, or September 30, 2019.
The following is a summary of our credit ratings as of June 30, 2020:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable

Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit ratings and market conditions. Conditions in the commercial paper market have improved since the COVID-19 pandemic negatively affected this market in March and April 2020. Although we have had no commercial paper outstanding since mid-April, we do not believe we would have difficulty in issuing commercial paper if the need arose currently. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and nine months ended June 30, 2020, we reclassified $5.3 million and $15.8 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and nine months ended June 30, 2019, we reclassified $5.0 million and $11.0 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $4.3 million of pre-tax net unrealized gains on cash flow hedges as of June 30, 2020, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at June 30, 2020, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Sales	Effect of Acquisitions[1]	Effect of Changes in Currency	Organic Sales	Sales
North America	$826.0	$(22.6)	$2.5	$805.9	$1,008.0
EMEA	280.4	(19.5)	6.9	267.8	307.9
Asia Pacific	206.9	(5.3)	6.8	208.4	232.7
Latin America	80.7	(5.9)	15.7	90.5	116.5
Total Company Sales	$1,394.0	$(53.3)	$31.9	$1,372.6	$1,665.1

	Nine Months Ended June 30, 2020				Nine Months Ended June 30, 2019
	Sales	Effect of Acquisitions[1]	Effect of Changes in Currency	Organic Sales	Sales
North America	$2,855.0	$(85.4)	$3.1	$2,772.7	$2,993.9
EMEA	924.1	(59.1)	26.5	891.5	933.4
Asia Pacific	637.3	(17.1)	16.2	636.4	661.8
Latin America	343.4	(18.9)	27.4	351.9	375.5
Total Company Sales	$4,759.8	$(180.5)	$73.2	$4,652.5	$4,964.6
1 Includes incremental sales resulting from the formation of the Sensia joint venture and sales from other acquired businesses in fiscal year 2020.

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Sales	Effect of Acquisitions[1]	Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$621.4	$(6.1)	$13.9	$629.2	$747.9
Control Products & Solutions	772.6	(47.2)	18.0	743.4	917.2
Total Company Sales	$1,394.0	$(53.3)	$31.9	$1,372.6	$1,665.1

	Nine Months Ended June 30, 2020				Nine Months Ended June 30, 2019
	Sales	Effect of Acquisitions[1]	Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$2,130.1	$(7.2)	$34.1	$2,157.0	$2,240.7
Control Products & Solutions	2,629.7	(173.3)	39.1	2,495.5	2,723.9
Total Company Sales	$4,759.8	$(180.5)	$73.2	$4,652.5	$4,964.6
1 Includes incremental sales resulting from the formation of the Sensia joint venture and sales from other acquired businesses in fiscal year 2020.

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at June 30, 2020, there has been no material change to this information except as noted below.
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
Critical assumptions used in this approach included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on a number of factors including historical experience and information obtained from reporting unit management. Actual results could differ from these estimates, especially given the uncertainty over the duration and severity of impacts related to the COVID-19 pandemic, and the impact on our Oil & Gas customers which have been, and could continue to be, impacted by the recent volatility in oil prices. We determined the discount rate using our weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data. A hypothetical 10 percent decrease in the fair value of this reporting unit or our other reporting units would not impact our conclusion that goodwill was not impaired.
More information regarding goodwill is contained in Note 6 in the Consolidated Financial Statements.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 16 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at June 30, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at June 30, 2020, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. We believe that at June 30, 2020, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, and Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. We believe that at June 30, 2020, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
April 1 - 30, 2020	195,311	$164.85	195,311	$870,048,301
May 1 - 31, 2020	83,351	196.28	83,351	853,688,376
June 1 - 30, 2020	—	—	—	853,688,376
Total	278,662	174.25	278,662

(1)	All of the shares purchased during the quarter ended June 30, 2020, were acquired pursuant to the repurchase program described in (3) below.

(2)	Average price paid per share includes brokerage commissions.

(3)
On July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—	Form of Restricted Stock Agreement under the Company’s 2020 Long-Term Incentives Plan for awards of shares of restricted stock to executive officers of the Company.
Exhibit 10.2
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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	July 28, 2020	By	/s/ PATRICK P. GORIS
Patrick P. Goris Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2020	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)