Form 10-K
period 2020-09-30
ROCKWELL AUTOMATION, INC
filed 2020-11-10
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 29, 2020 was approximately $17.4 billion.
116,178,728 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 2, 2021, is incorporated by reference into Part III hereof.

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

•	laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;

•	the availability and price of components and materials;

•	the availability, effectiveness and security of our information technology systems;

•	our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our hardware and software products, solutions and services;

•	the successful development of advanced technologies and demand for and market acceptance of new and existing hardware and software products;

•	our ability to manage and mitigate the risks associated with our solutions and services businesses;

•	the successful execution of our cost productivity initiatives;

•	competitive hardware and software products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;

•	our ability to attract, develop, and retain qualified personnel;

•	disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;

•	the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;

•	intellectual property infringement claims by others and the ability to protect our intellectual property;

•	the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;

•	the uncertainties of litigation, including liabilities related to the safety and security of the hardware and software products, solutions and services we sell;

•	risks associated with our investment in common stock of PTC Inc., including the potential for volatility in our reported quarterly earnings associated with changes in the market value of such stock;

•	our ability to manage costs related to employee retirement and health care benefits; and

•	other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 2, 2021, (the Proxy Statement), or to information under specific captions in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
Operating Segments
During fiscal 2020, we had two operating segments: Architecture & Software and Control Products & Solutions. Both operating segments share a common sales organization and supply chain and conduct business globally. Major markets served by both segments consist of discrete end markets (e.g., Automotive, Semiconductor, and Warehousing & Logistics), hybrid end markets (e.g., Food & Beverage, and Life Sciences), and process end markets (e.g., Oil & Gas, Metals, and Chemicals).
Starting in fiscal 2021, we have three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. The Intelligent Devices segment includes drives, motion, safety, sensing, industrial components, and configured-to-order products. The Software & Control segment includes control and visualization software and hardware, information software, and network and security infrastructure. The Lifecycle Services segment includes consulting, professional services and solutions, connected services, and maintenance services, as well as the Sensia joint venture.
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country-of-destination basis are in China, Canada, Italy, Mexico, the United Kingdom, Germany, and Australia. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.
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
Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. Approximately 80 percent of our global sales are through independent distributors. Sales to our largest distributor in 2020, 2019 and 2018 were approximately 10 percent of our total sales.
Employees
See Item 7. MD&A for information on our employees, including information related to attracting, developing, and retaining highly qualified talent.

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
Backlog
Our total order backlog consists of (in millions):

	September 30,
	2020	2019
Architecture & Software	$283.2	$174.7
Control Products & Solutions	1,273.9	1,194.7
	$1,557.1	$1,369.4
Backlog is not necessarily indicative of results of operations for future periods due to the short-cycle nature of most of our sales activities. Backlog orders scheduled beyond 2021 were approximately $296 million as of September 30, 2020.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Consolidated Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.
Patents, Licenses and Trademarks
We own or license numerous patents and patent applications related to our hardware and software products, solutions and services. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. We have received various claims of patent infringement and requests for patent indemnification. We believe that none of these claims or requests will have a material adverse effect on our financial condition. See Item 1A. Risk Factors for a discussion of risks associated with our intellectual property.
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®”, “PlantPAx® Process Automation System™”, and “The Connected Enterprise®” are important to both of our business segments. In addition, we own other important trademarks that we use, such as “ControlLogix®” and “CompactLogix®” for our control systems, “PowerFlex®” for our AC drives, and “Rockwell Software®” and “FactoryTalk®” for our software offerings.
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
Our goal is to proactively manage risks using a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value. However, the risks set forth below and elsewhere in this Annual Report on Form 10-K and other risks and uncertainties could adversely affect us and cause our results to vary materially from recent results or from our anticipated future results.
Industry and Economic Risks
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
The COVID-19 pandemic has caused significant disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners and customers do business and in which our workforce is located. The COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, significant impacts on global markets. While the duration and severity of those impacts on our business are highly uncertain, they have had, and could continue to have, an adverse effect on our business, financial condition and results of operations in many ways, including, but not limited to, the following:

•
Our customers are, and continue to be, subject to significant risks and have had, and could continue to have, adverse impacts to their business operations and financial condition related to the COVID-19 pandemic, which could lead to a decrease in their liquidity and/or industrial spending. This has resulted in, and could continue to result in, a decrease in demand for our hardware and software products, solutions and services, as well as impact our customers’ ability to pay for such hardware and software products, solutions and services.

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

•
Our workforce may be unable or unwilling to work on-site or travel as a result of event cancellations, facility closures, shelter-in-place, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. These workforce disruptions have adversely affected and could continue to adversely affect our ability to operate, including to develop, manufacture, generate sales of, promote, market and deliver our hardware and software products, solutions and services, and provide customer support.

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

The unprecedented and continuously evolving nature of the COVID-19 pandemic make the duration and severity of its impacts increasingly difficult to predict, which could limit our ability to respond to those impacts. Additionally, the impacts described above and other impacts of the COVID-19 pandemic and responses to it could substantially increase the risk to us from the other risks described in this Item 1A, Risk Factors.
Adverse changes in business or industry conditions and volatility and disruption of the capital and credit markets may result in decreases in our sales and profitability.
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced, canceled or delayed orders, payment delays or defaults, supply chain disruptions or other adverse events as a result of the economic challenges faced by our customers, prospective customers and suppliers.
Demand for our hardware and software products, solutions and services is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns arise, companies tend to reduce their levels of capital spending, which could result in decreased demand for our products, solutions and services.
Oil & Gas is a major industry that we serve. Demand for our hardware and software products, solutions and services is sensitive to industry volatility and risks including those related to commodity prices, supply and demand dynamics, productions costs, geological, and political activities. When adverse Oil & Gas industry events arise, companies may reduce their levels of spending, which could result in decreased demand for our hardware and software products, solutions and services.
Our ability to access the credit markets and the costs of borrowing are affected by the strength of our credit rating and current market conditions. If our access to credit, including the commercial paper market, is adversely affected by a change in market conditions or otherwise, our cost of borrowings may increase or our ability to fund operations may be reduced.
The London Interbank Offered Rate (LIBOR) is the basis for determining the amount of our interest payments on borrowings under our $1.25 billion unsecured revolving credit facility. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR by the end of 2021. If LIBOR ceases to exist, we may need to amend certain agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. Additionally, uncertainty as to the nature of a potential discontinuance or modification of LIBOR, alternative reference rates or other reforms may materially and adversely affect the trading market for securities linked to such benchmarks. For additional information, see Financial Condition in MD&A.

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
Business and Operational Risks
We sell to customers around the world and are subject to the risks of doing business in many countries.
We do business in more than 100 countries around the world. Approximately 46 percent of our sales in 2020 were to customers outside the U.S. In addition, our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions, investments, taxation, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and may increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
We rely on suppliers to provide equipment, components and services.
Our business requires that we buy equipment, components and services including finished products, electronic components and commodities. Our reliance on suppliers involves certain risks, including:

•	poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products, solutions and services;

•	changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility or other factors that affect our suppliers;

•	embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers;

•	intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers; and

•	shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions and services.
Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships because either alternative sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Unavailability of, or delivery delays for, single-source components or products could adversely affect our ability to ship the related products in a timely manner. The effect of unavailability or delivery delays would be more severe if associated with our higher volume and more profitable products. Even where substitute sources of supply are available, qualifying alternative suppliers and establishing reliable supplies could cost more or result in delays and a loss of sales.

Failures or security breaches of our products, connected services, manufacturing environment, supply chain, or information technology systems could have an adverse effect on our business.
We rely heavily on information technology (IT) in our hardware and software products, solutions and services for customers, manufacturing environment, and in our enterprise infrastructure. Despite the implementation of security measures, our IT systems are vulnerable to unauthorized access by nation states, hackers, cyber-criminals, malicious insiders, and other actors who may engage in fraud, theft of confidential or proprietary information, or sabotage. Our systems could be compromised by malware (including ransomware), cyber attacks, and other events, ranging from widespread, non-targeted, global cyber threats to targeted advanced persistent threats. Given that our hardware and software products, solutions and services are used in critical infrastructure, these threats could indicate increased risk for our products, services, solutions, manufacturing, and IT infrastructure. Past global cyber attacks have also been perpetuated by compromising software updates in widely-used software products, increasing the risk that vulnerabilities or malicious content could be inserted into our products. In some cases, malware attacks were spread throughout the supply chain, moving from one company to the next via authorized network connections.
Our hardware and software products, solutions, and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering, or sabotage. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our hardware and software products, solutions and services, we can reduce risk, not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated and monitored, and much of this is typically outside our control. In addition, the software supply chain introduces security vulnerabilities into many products across the industry.
Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies.  In addition, we rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business.
The current cyber threat environment indicates increased risk for all companies, including those in industrial automation and information. Like other global companies, we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business or financial condition. Our information security efforts, under the leadership of our Chief Information Security Officer and Chief Product Security Officer, with the support of the entire management team, include major programs designed to address security governance and risk, product security, identification and protection of critical assets, insider risk, third-party risk, security awareness, and cyber defense operations. We believe these measures reduce, but cannot eliminate, the risk of a cybersecurity incident. Any significant security incidents could have an adverse impact on sales, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.
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
In North America, a large percentage of our sales are through distributors. In certain other countries, the majority of our sales are also through a limited number of distributors. We depend on the capabilities and competencies of our distributors to sell our hardware and software products, solutions and services and deliver value to our customers. Disruptions to our existing distribution channel or the failure of distributors to maintain and develop the appropriate capabilities to sell our hardware and software products, solutions and services could adversely affect our sales. A disruption could result from the sale of a distributor to a competitor, financial instability of a distributor or other events.
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

Strategic Transactions and Investments Risks
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
We own common stock of PTC Inc. (PTC), a Nasdaq-listed company, that we acquired for an aggregate purchase price of approximately $1.0 billion. We present this investment on our Consolidated Balance Sheet at its fair value at the end of each reporting period. The fair value of our shares of PTC common stock (PTC Shares) is subject to fluctuation in the future due to the volatility of the stock market, changes in general economic conditions, and the performance of PTC. We recognize all changes in the fair value of the PTC Shares (whether realized or unrealized) as gains or losses in our Consolidated Statement of Operations. Accordingly, changes in the fair value of the PTC Shares can materially impact the earnings we report, which introduces volatility in our earnings that is not associated with the results of our business operations. In particular, significant declines in the fair value of the PTC Shares would produce significant declines in our reported earnings.

While there is an established trading market for shares of PTC common stock, there are limitations on our ability to dispose of some or all of the PTC Shares should we wish to reduce our investment. Until July 19, 2021, we are subject to contractual restrictions on our ability to transfer the PTC Shares, subject to certain exceptions. In addition, we are subject to certain restrictions on our ability to transfer the PTC Shares under the securities laws. Further, the reported value of the PTC Shares does not necessarily reflect their lowest current market price. If we were forced to sell some or all of the PTC Shares in the market, there can be no assurance that we would be able to sell them at prices equivalent to the value of the PTC Shares that we have reported on our Consolidated Balance Sheet, and we may be forced to sell them at significantly lower prices.

Finally, our equity position in PTC is a minority position which exposes us to further risk as we are not able to exert control over PTC.

Legal, Tax and Regulatory Risks
New legislative and regulatory actions could adversely affect our business.
Legislative and regulatory action, including those related to corporate income taxes, may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in those countries and other jurisdictions or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification and labeling laws and regulations. Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions and services. Compliance with state, federal and foreign privacy regulations, such as the European Union’s General Data Protection Regulation (GDPR), could increase our operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. Failure to maintain information privacy could result in legal liability or reputational harm.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 2.8 million square feet, of which 38 percent was in North America. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations in both segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2020:

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global and North America Headquarters and Control Products & Solutions
Mayfield Heights, Ohio, United States	Architecture & Software
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding the manufacturing square footage of our principal locations as of September 30, 2020:

Location	Manufacturing Square Footage

Monterrey, Mexico	607,000
Katowice, Poland	238,000
Mequon, Wisconsin, United States	230,000
Tecate, Mexico	225,000
Twinsburg, Ohio, United States	200,000
Richland Center, Wisconsin, United States	189,000
Cambridge, Canada	165,000
Ladysmith, Wisconsin, United States	150,000
Aarau, Switzerland	140,000
Harbin, China	138,000
Shanghai, China	106,000
Jundiai, Brazil	95,000
Singapore	74,000
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

Item 3.    Legal Proceedings
The information required by this Item is contained in Note 17 in the Consolidated Financial Statements within the section entitled Other Matters.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A.    Information about our Executive Officers
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 5, 2020 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Blake D. Moret — Chairman of the Board since January 1, 2018, and President and Chief Executive Officer since July 1, 2016; previously Senior Vice President	57
Sujeet Chand — Senior Vice President and Chief Technology Officer	62
Thomas Donato — Senior Vice President since January 1, 2019; previously President, Europe, Middle East and Africa (from 2015-2018) and Vice President, Canada	48
Steven W. Etzel — Vice President, Finance since October 1, 2020; previously Vice President and Treasurer	60
Elik I. Fooks — Senior Vice President since March 16, 2017; previously Vice President and General Manager, Sensing, Safety, and Connectivity Business	69
John A. Genovesi — Senior Vice President since January 1, 2019; previously Vice President and General Manager, Information Software Business	57
Patrick P. Goris — Senior Vice President and Chief Financial Officer since February 7, 2017; previously Vice President, Finance, Architecture and Software, and Investor Relations	49
Rebecca W. House — Senior Vice President, Chief Administrative (since July 2020) and Legal Officer and Secretary since January 3, 2017; previously Assistant General Counsel, Operations and Compliance, and Assistant Secretary at Harley-Davidson, Inc. (motorcycle manufacturer)	47
Frank C. Kulaszewicz — Senior Vice President	56
John M. Miller — Vice President and Chief Intellectual Property Counsel	53
Robert B. Murphy — Senior Vice President, Change Management since November 4, 2020; previously Senior Vice President, Connected Enterprise Consulting (from July 2018 to November 2020), Senior Vice President Operations and Engineering Services (from May 2016 to July 2018) and Vice President, Manufacturing Operations	61
Christopher Nardecchia — Senior Vice President and Chief Information Officer since November 1, 2017; previously Vice President and Chief Information Officer, Global Operations and Supply Chain, Amgen, Inc. (biopharmaceutical company)	58
Ernest Nicolas, Jr. — Senior Vice President, Chief Supply Chain Officer since November 4, 2020; previously Senior Vice President, Operations and Engineering Services (from November 2019 to November 2020), Vice President, Global Supply Chain (from July 2018 to November 2019), and Vice President, Strategic Sourcing and Supply Management	43
Terry L. Riesterer — Vice President and Controller since November 29, 2019; previously Vice President, Corporate Financial Planning and Analysis and Corporate Development (from August 2016 - November 2019) and Vice President, Global Finance Operations	52
Isaac Woods — Vice President and Treasurer since October 1, 2020; previously Director, Finance, Power Control Business (from March 2019 - October 2020), Director, Capital Markets (from January 2017 to March 2019), and Manager, Corporate Finance and Investor Relations	35
Francis S. Wlodarczyk — Senior Vice President since July 2, 2018; previously Vice President, Control and Visualization Business	55
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

PART II

Item 5.    Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”, On October 31, 2020, there were 14,633 shareowners of record of our common stock.
Company Purchases
There were no purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2020. On July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. The maximum dollar value of shares that may yet be purchased under the program is $853,688,376.

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
The following line graph compares the cumulative total shareowner return on our Common Stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P Electrical Components & Equipment Index for the period of five fiscal years from October 1, 2015 to September 30, 2020, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2015 and reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Rockwell Automation, S&P 500 Index & S&P Electrical Components & Equipment

$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
Fiscal Year Ended September 30
Rockwell Automation
S&P 500 Index
S&P Electrical Components & Equipment

The cumulative total returns on Rockwell Automation Common Stock and each index as of each September 30, 2015 through 2020 plotted in the above graph are as follows:

	2015	2016	2017	2018	2019	2020
Rockwell Automation*	$100.00	$123.79	$183.88	$197.18	$177.41	$242.46
S&P 500 Index	100.00	115.43	136.91	161.43	168.30	193.80
S&P Electrical Components & Equipment	100.00	123.69	148.59	172.13	166.36	193.26
Cash dividends per common share	2.60	2.90	3.04	3.51	3.88	4.08
* Includes the reinvestment of all dividends in our Common Stock.

Item 6.    Selected Financial Data
The following table sets forth selected consolidated financial data of our continuing operations. The data should be read in conjunction with MD&A and the Consolidated Financial Statements. The selected financial data below has been derived from our audited consolidated financial statements.

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Consolidated Statement of Operations Data:
Sales	$6,329.8	$6,694.8	$6,666.0	$6,311.3	$5,879.5
Interest expense	103.5	98.2	73.0	76.2	71.3
Net income attributable to Rockwell Automation, Inc.(1)	1,023.4	695.8	535.5	825.7	729.7
Earnings per share:
Basic	8.83	5.88	4.27	6.42	5.60
Diluted	8.77	5.83	4.21	6.35	5.56
Cash dividends per share	4.08	3.88	3.51	3.04	2.90
Consolidated Balance Sheet Data: (at end of period)
Total assets	$7,264.7	$6,113.0	$6,262.0	$7,161.7	$7,101.2
Short-term debt and current portion of long-term debt	24.6	300.5	551.0	600.4	448.6
Long-term debt	1,974.7	1,956.4	1,225.2	1,243.4	1,516.3
Total shareowners’ equity	1,346.8	404.2	1,617.5	2,663.6	1,990.1
Other Data:
Capital expenditures	$113.9	$132.8	$125.5	$141.7	$116.9
Depreciation	122.5	126.2	136.4	138.7	143.3
Intangible asset amortization	50.2	26.0	28.2	30.2	28.9

(1)
During the fourth quarter of fiscal 2017, we sold a product distribution business within our Control Products & Solutions segment. This business held no intellectual property and included products sold outside of our core channel and under different brands. We sold this business for approximately $94 million and recorded a pre-tax gain of $60.8 million, which is included within Other (expense) income in the Consolidated Statement of Operations. During fiscal 2018, we recorded charges of $538.3 million associated with the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). We recorded a gain of $90 million, a loss of $368.5 million, and a gain of $153.9 million due to the change in fair value of our investment in PTC during fiscal 2018, 2019, and 2020, respectively. Refer to Note 10 in the Consolidated Financial Statements for further information regarding our investment in PTC.

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
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. Approximately 65 percent of our employees and 46 percent of our sales are outside the U.S. We continue to expand our footprint in emerging markets.
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
In April 2020, we acquired ASEM, S.p.A. (ASEM), a leading provider of digital automation technologies. ASEM’s products will allow us to provide customers with a high degree of configurability for their industrial computing needs, allow them to achieve faster time to market, lower their cost of ownership, improve asset utilization, and better manage enterprise risk.
In April 2020, we also acquired Kalypso, LP (Kalypso), a privately-held US-based software delivery and consulting firm specializing in the digital transformation of industrial companies with a strong client base in life sciences, consumer products and industrial high-tech. This acquisition enhances our ability to implement and deploy technology and deliver even greater value to our customers.
In January 2020, we acquired Avnet Data Security, LTD (Avnet), an Israel-based cybersecurity provider with over 20 years of experience providing cybersecurity services. Avnet’s combination of service delivery, training, research, and managed services will enable us to service a much larger set of customers globally while also continuing to accelerate our portfolio development in this market.
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. The joint venture leverages Schlumberger’s oil and gas domain knowledge and our automation and information expertise. Rockwell Automation owns 53% of Sensia and Schlumberger owns 47% of Sensia.
In October 2019, we also acquired MESTECH Services (MESTECH), a global provider of Manufacturing Execution Systems / Manufacturing Operations Management, digital solutions consulting, and systems integration services. The acquisition of MESTECH expands our capabilities to profitably grow information solutions and connected services globally and accelerate our ability to help our customers execute digital transformation initiatives.

In January 2019, we acquired Emulate3D, an innovative engineering software developer whose products digitally simulate and emulate industrial automation systems. This acquisition enables our customers to virtually test machine and system designs before incurring manufacturing and automation costs and committing to a final design.
In 2018, we made several investments, including in shares of PTC common stock (the “PTC Shares”). PTC is the leader in the Industrial Internet of Things and augmented reality. Our investment in and alliance with PTC is accelerating growth for both companies and enabling us to be the partner of choice for customers around the world who want to transform their physical operations with digital technology in order to achieve increased productivity, heightened plant efficiency, reduced operational risk and better system interoperability.
We believe these acquisitions and investments will help us expand our served market and deliver value to our customers.
Attracting, Developing, and Retaining Highly Qualified Talent
Successful execution of our strategy is dependent on attracting, developing and retaining key employees and members of our management team. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We continuously evaluate, modify, and enhance our internal processes and technologies to increase employee engagement, productivity, and efficiency.
At September 30, 2020, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	9,500
Europe, Middle East and Africa	5,000
Asia Pacific	5,000
Latin America	4,000
Total employees	23,500
At September 30, 2020, we had the following global gender demographics:

	September 30, 2020
	Women	Men
All employees	31%	69%
Engineers	14%	86%
Manufacturing Associates	48%	52%
Individual Contributors	37%	63%
People Managers	25%	75%
At September 30, 2020, our U.S. employees had the following race and ethnicity demographics:

	September 30, 2020
	All U.S. Employees	Engineers	Manufacturing Associates	Individual Contributors	People Managers
Black / African American	7%	4%	17%	7%	5%
Asian	9%	12%	14%	6%	8%
Hispanic / Latinx	5%	5%	3%	6%	5%
White	77%	78%	64%	80%	81%
Multiracial, Native American and Pacific Islander	2%	1%	2%	1%	1%

There are several ways in which we attract, develop, and retain highly qualified talent, including:

•
The safety and health of our employees is a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In 2020, we achieved 0.23 recordable cases per 100 employees.

•
Fundamental to our core values are people and a culture of integrity. Employee training is used to reinforce these values across all employees globally. Annual participation in trainings related to ethics, environment, health and safety, and emergency responses are at or near 100%.

•
One way we capture employee feedback is through our biannual Employee Engagement Survey which measures several engagement indicators and provides an overall Employee Engagement Index (EEI). The latest survey, conducted in February 2020, showed an EEI of 76% compared to a global norm of 72% for this index.

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

U. S. Industrial Economic Trends
In 2020, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:

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

The table below depicts the trends in these indicators from fiscal 2018 to 2020. These figures are as of November 10, 2020 and are subject to revision by the issuing organizations. In the fourth quarter of fiscal 2020, PMI and the IP Index improved compared to the prior quarter; however, industrial output in the U.S. at the end of the fourth quarter was still below its pre-pandemic level. Sequential growth is projected for the IP Index in the first quarter of fiscal 2021.

	IP Index	PMI
Fiscal 2020 quarter ended
September 2020	101.8	55.4
June 2020	93.6	52.6
March 2020	107.7	49.1
December 2019	109.6	47.8
Fiscal 2019 quarter ended:
September 2019	109.5	48.2
June 2019	109.2	51.6
March 2019	109.8	54.6
December 2018	110.3	54.3
Fiscal 2018 quarter ended:
September 2018	109.3	59.5
June 2018	107.9	60.0
March 2018	106.7	59.3
December 2017	106.1	59.3
Note: Economic indicators are subject to revisions by the issuing organizations.
Non-U.S. Economic Trends
In 2020, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the “Overview” section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.

After a significant decline in the third quarter of fiscal 2020, industrial output outside the U.S. saw sequential growth in the fourth quarter of fiscal 2020.  Similar to the US, industrial output remains below pre-pandemic levels in most regions; however, sequential growth is projected for all regions in the first quarter of fiscal 2021.

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
We have implemented safety and hygiene processes at our manufacturing and distribution locations to keep our employees safe, including separation of shifts and workstations, temperature monitoring, and other recommended practices. We have also taken actions to help keep our non-manufacturing employees safe, including: directing employees to work from home, wherever possible, limiting and screening visitors to our facilities, implementing travel restrictions, canceling events that involve large groups of people, encouraging social distancing best practices, and enhancing cleaning in our facilities and major locations. Some of the changes implemented have resulted in, and could continue to result in, operational inefficiencies.
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
On April 8, 2020, we announced several actions to address the then-current and anticipated economic conditions as a result of the global COVID-19 pandemic, and we have taken additional cost actions. There was no payout earned under our incentive plans for fiscal 2020, and we have adjusted our cost structure to help balance our financial strength and flexibility with protecting our most important investments to drive long-term differentiation. These actions included elimination of all discretionary spending, delays of non-critical investments, further adjustment of levels of contract labor, and deferral of any non-essential capital expenditures. We implemented the following temporary cost actions, effective May 2020 through November 2020: salary reductions for all non-manufacturing employees globally and temporary suspension of the 401(k) match for all U.S. employees. We also reduced cash fees for the Board of Directors effective through December 2020.
While we have taken several cost reduction actions, we have maintained and, in some cases, have selectively increased investments in some of our highest priority areas in order to increase differentiation and create long-term value for customers and shareowners.
Oil & Gas Industry
The COVID-19 pandemic had a cascading effect on the Oil & Gas industry. Business closures and restrictions on people’s mobility decreased demand for oil and gas. During the year, global production levels exceeded lower demand which resulted in global oversupply and volatility in oil prices. These factors have had, and could continue to have, a negative impact on our Oil & Gas customers’ business operations and financial condition resulting in reductions in their industrial spending.

Outlook
Beginning in fiscal 2021, we are changing our definition of Adjusted Income and Adjusted EPS to exclude the impact of purchase accounting depreciation and amortization expense attributable to Rockwell Automation, including the related tax effects. The definition of Adjusted Effective Tax Rate is also changing to correspond to the purchase accounting items now being excluded from Adjusted Income. We believe these new definitions provide more useful information about our operating performance and allow management and investors to better compare our operating performance period over period, compared to our prior definitions of these measures given our increased inorganic investments. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures. Adjusted EPS guidance in the table below is presented using the new definition.
The COVID-19 pandemic and global efforts to respond to it continue to evolve. Our projections assume that a gradual recovery continues, with no increase in pandemic-related facility closures or disruptions to the supply chain. Based on the information available to us at the time of this release, the following table provides guidance as it relates to sales growth and earnings per share for fiscal 2021:

Sales Growth Guidance		EPS Guidance
Reported sales growth	6% - 9%	Diluted EPS	$8.07 - $8.47
Organic sales growth[1]	3.5% - 6.5%	Adjusted EPS[1]	$8.45 - $8.85
Inorganic sales growth[2]	1.0% - 1.5%
Currency translation	~ 1%
1Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.
2Estimate for incremental sales resulting from businesses acquired in fiscal year 2020 and 2021.

Summary of Results of Operations
In 2020, sales were $6,329.8 million, a decrease of 5.5 percent year over year. Organic sales decreased 7.8 percent. Currency translation decreased sales by 1.2 percentage points, and acquisitions increased sales by 3.5 percentage points
Results from the quarter included:

•	Logix reported sales decreased 7 percent year over year in 2020 compared to 2019. Organic sales decreased 6 percent, and currency translation decreased sales by 1 percentage point.

•
Reported sales in emerging countries decreased 4.7 percent year over year in 2020 compared to 2019. Organic sales in emerging countries decreased 7.6 percent. Currency translation decreased sales in emerging countries by 4.2 percentage points, and acquisitions increased sales by 7.1 percentage points.

The following table reflects our sales and operating results (in millions, except per share amounts):

	Year Ended September 30,
	2020	2019	2018
Sales
Architecture & Software (a)	$2,832.9	$3,021.9	$3,050.2
Control Products & Solutions (b)	3,496.9	3,672.9	3,615.8
Total sales (c)	$6,329.8	$6,694.8	$6,666.0
Segment operating earnings[1]
Architecture & Software (d)	$795.2	$874.8	$897.9
Control Products & Solutions (e)	462.7	598.8	543.9
Total segment operating earnings[2] (f)	1,257.9	1,473.6	1,441.8
Purchase accounting depreciation and amortization	(41.4)	(16.6)	(17.4)
General corporate — net	(98.9)	(108.8)	(100.0)
Non-operating pension and postretirement benefit (cost) credit	(37.4)	8.4	(23.8)
Costs related to unsolicited Emerson proposals	—	—	(11.2)
Gain (loss) on investments	153.9	(402.2)	123.7
Valuation adjustments related to the registration of PTC Shares	—	33.7	(33.7)
Interest (expense) income, net	(98.0)	(87.1)	(48.6)
Income before income taxes (g)	1,136.1	901.0	1,330.8
Income tax provision[3]	(112.9)	(205.2)	(795.3)
Net income	1,023.2	695.8	535.5
Net (loss) attributable to noncontrolling interests	(0.2)	—	—
Net income attributable to Rockwell Automation	$1023.4	$695.8	$535.5

Diluted EPS	$8.77	$5.83	$4.21

Adjusted EPS[4]	$7.68	$8.67	$8.10

Diluted weighted average outstanding shares	116.6	119.3	126.9

Architecture & Software segment operating margin (d/a)	28.1%	28.9%	29.4%
Control Product & Solutions segment operating margin (e/b)	13.2%	16.3%	15.0%
Total segment operating margin[2] (f/c)	19.9%	22.0%	21.6%
Pre-tax margin (g/c)	17.9%	13.5%	20.0%

(1)
See Note 19 in the Consolidated Financial Statements for the definition of segment operating earnings. Effective October 1, 2018, we realigned our reportable segments for a transfer of business activities between our segments. We also reclassified interest income from general corporate - net to interest (expense) income, net. As a result, the prior period presentation of reportable segments has been restated to conform to the current segment reporting structure.

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

(3)
During fiscal 2018, we recorded charges of $538.3 million associated with the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Refer to Note 16 in the Consolidated Financial Statements for further information.

(4)	Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

2020 Compared to 2019
Sales
Sales in fiscal 2020 decreased 5.5 percent compared to 2019. Organic sales decreased 7.8 percent. Currency translation decreased sales by 1.2 percentage points. Acquisitions increased sales by 3.5 percentage points. Pricing increased sales by approximately 1 percentage point.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2020 and the percentage change from the same period a year ago:

		Change vs.	Change in Organic Sales(1) vs.
(in millions, except percentages)	Year Ended September 30, 2020	Year Ended September 30, 2019	Year Ended September 30, 2019
North America	$3,760.2	(6.3)%	(8.5)%
Europe, Middle East and Africa	1,249.3	—%	(6.5)%
Asia Pacific	868.7	(4.4)%	(5.3)%
Latin America	451.6	(13.5)%	(9.5)%
Total sales	$6,329.8	(5.5)%	(7.8)%

(1)
Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.

•	Sales in North America decreased year over year, led by weakness in Oil & Gas, Metals, and Pulp & Paper.

•	EMEA sales remained flat year over year. Organic sales decreased, driven by weak process industries and Tire.

•	Asia Pacific sales decreased year over year, due to weakness in Oil & Gas and Food & Beverage.

•	Sales in Latin America decreased year over year, primarily due to Oil & Gas, Automotive, and Mining.
General Corporate - Net
General corporate - net expenses were $98.9 million in fiscal 2020 compared to $108.8 million in fiscal 2019.
Income before Income Taxes
Income before income taxes increased 26 percent from $901.0 million in 2019 to $1,136.1 million in 2020, primarily due to fair-value adjustments recognized in 2019 and 2020 in connection with our investment in PTC (the “PTC adjustments”), partially offset by lower sales. Total segment operating earnings decreased 15 percent year over year from $1,473.6 million in 2019 to $1,257.9 million in 2020, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.
Income Taxes
The effective tax rate in 2020 was 9.9 percent compared to 22.8 percent in 2019. The decrease in the effective tax rate was primarily due to the PTC adjustments, tax benefits recognizable upon the formation of the Sensia joint venture, and other discrete items. The Adjusted Effective Tax Rate in 2020 was 12.0 percent compared to 17.9 percent in 2019. The decrease in the Adjusted Effective Tax Rate was primarily due to our benefit from non-U.S. tax rates, tax benefits recognizable upon the formation of the Sensia joint venture, and other discrete items.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2020 and 2019 affecting each year’s respective tax rates.

2020 Compared to 2019
Diluted EPS and Adjusted EPS
Fiscal 2020 net income attributable to Rockwell Automation was $1,023.4 million or $8.77 per share, compared to $695.8 million or $5.83 per share in fiscal 2019. The increase in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments, partially offset by lower sales. Fiscal 2020 Adjusted EPS was $7.68 in fiscal 2020, down 11 percent compared to $8.67 in fiscal 2019, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.
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
Sales
Architecture & Software sales decreased 6.3 percent in 2020 compared to 2019. Organic sales decreased 5.7 percent, the effects of currency translation decreased sales by 1.2 percentage points, and acquisitions increased sales by 0.6 percentage points. All regions experienced sales declines. Logix reported sales decreased 7 percent in 2020 compared to 2019. Logix organic sales decreased 6 percent, and the effects of currency translation decreased sales by 1 percentage point.
Segment Operating Margin
Architecture & Software segment operating earnings decreased 9 percent. Segment operating margin decreased to 28.1% in 2020 from 28.9% in 2019, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.

2020 Compared to 2019
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

Sales
Control Products & Solutions sales decreased 4.8 percent in 2020 compared to 2019. Organic sales decreased 9.5 percent. The effects of currency translation decreased sales by 1.2 percentage points, and acquisitions increased sales by 5.9 percentage points. All regions experienced reported sales declines, except EMEA. All regions experienced organic sales declines.
Product sales decreased 10 percent year over year. Product organic sales decreased 9 percent, and currency translation decreased sales by approximately 1 percentage point.
Sales in our solutions and services businesses decreased approximately 1 percent year over year. Organic sales in our solutions and services businesses decreased 10 percent during 2020. Currency translation decreased sales by approximately 1 percentage point, and acquisitions increased sales by 10 percentage points.
Segment Operating Margin
Control Products & Solutions segment operating earnings decreased 23 percent year over year. Segment operating margin decreased to 13.2% in 2020 from 16.3% percent a year ago, primarily due to lower sales and the impact of acquisitions, partially offset by a combination of temporary and structural cost actions.

2019 Compared to 2018
Sales
Sales in fiscal 2019 increased 0.4 percent compared to 2018. Organic sales increased 2.8 percent. Currency translation decreased sales by 2.4 percentage points. Including price increases relating to tariffs, pricing contributed less than two percentage points to growth.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2019, and the percentage change from the same period a year ago:

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
Income before Income Taxes
Income before income taxes decreased 32 percent from $1,330.8 million in 2018 to $901.0 million in 2019, primarily due to gains and losses on investments and valuation adjustments related to the registration of PTC Shares. Total segment operating earnings increased 2 percent year over year from $1,441.8 million in 2018 to $1,473.6 million in 2019.
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
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2019 and 2018 affecting each year’s respective tax rates.

2019 Compared to 2018
Architecture & Software
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
Segment Operating Margin
Architecture & Software segment operating earnings decreased 3 percent. Operating margin was 28.9% percent in 2019 compared to 29.4% percent in 2018.
Control Products & Solutions
Sales
Control Products & Solutions sales increased 1.6 percent in 2019 compared to 2018. Organic sales increased 3.8 percent, and the effect of currency translation decreased sales by 2.2 percentage points. Control Products & Solutions experienced reported and organic sales growth, led by North America and Latin America.
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
Segment Operating Margin
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

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost (credit) are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2020	2019	2018
Purchase accounting depreciation and amortization
Architecture & Software	$8.9	$6.4	$6.3
Control Products & Solutions	31.5	9.1	10.1
Non-operating pension and postretirement benefit cost (credit)
Architecture & Software	9.6	(5.4)	7.1
Control Products & Solutions	15.1	(8.5)	11.2

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost (credit), net income (loss) attributable to noncontrolling interests, gains and losses on investments, valuation adjustments related to the registration of PTC Shares in fiscal 2019 and 2018, and costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, including their respective tax effects, and the adjustments related to the Tax Act in fiscal 2018. Non-operating pension and postretirement benefit cost (credit) is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.

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

The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2020	2019	2018
Net income attributable to Rockwell Automation	$1,023.4	$695.8	$535.5
Non-operating pension and postretirement benefit cost (credit)	37.4	(8.4)	23.8
Tax effect of non-operating pension and postretirement benefit cost (credit)	(10.1)	1.0	(7.5)
Costs related to unsolicited Emerson proposals	—	—	11.2
Tax effect of costs related to unsolicited Emerson proposals	—	—	(3.1)
Change in fair value of investments[1]	(153.9)	368.5	(90.0)
Tax effect of change in fair value of investments[1]	—	(21.7)	21.7
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	—	395.8
Effect of net deferred tax asset revaluation due to the Tax Act	—	—	104.4
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act	—	—	38.1
Adjusted Income	$896.8	$1,035.2	$1,029.9

Diluted EPS	$8.77	$5.83	$4.21
Non-operating pension and postretirement benefit cost (credit)	0.32	(0.07)	0.18
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.09)	0.01	(0.06)
Costs related to unsolicited Emerson proposals	—	—	0.09
Tax effect of costs related to unsolicited Emerson proposals	—	—	(0.02)
Change in fair value of investments[1]	(1.32)	3.08	(0.71)
Tax effect of change in fair value of investments[1]	—	(0.18)	0.17
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	—	3.12
Effect of net deferred tax asset revaluation due to the Tax Act	—	—	0.82
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act	—	—	0.30
Adjusted EPS	$7.68	$8.67	$8.10

Effective tax rate	9.9%	22.8%	59.8%
Tax effect of non-operating pension and postretirement benefit cost (credit)	0.6%	0.1%	0.3%
Tax effect of costs related to unsolicited Emerson proposals	—%	—%	0.1%
Tax effect of change in fair value of investments[1]	1.5%	(5.0)%	(0.4)%
Effect of deemed repatriation of foreign earnings due to the Tax Act	—%	—%	(29.8)%
Effect of net deferred tax asset revaluation due to the Tax Act	—%	—%	(7.9)%
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act	—%	—%	(2.8)%
Adjusted Effective Tax Rate	12.0%	17.9%	19.3%
1Includes (gain) loss on investments and valuation adjustments related to the registration of PTC Shares.

Beginning in fiscal 2021, we are changing our definition of Adjusted Income and Adjusted EPS to also exclude the impact of purchase accounting depreciation and amortization expense attributable to Rockwell Automation and the related tax effects of such exclusion. The definition of Adjusted Effective Tax Rate is also changing to correspond to the purchase accounting items now being excluded from Adjusted Income.

Under this new definition, Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude net income (loss) attributable to noncontrolling interests, purchase accounting depreciation and amortization expense attributable to Rockwell Automation, non-operating pension and postretirement benefit cost (credit), gains and losses on investments, valuation adjustments related to the registration of PTC Shares in fiscal 2019 and 2018, and costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, including their respective tax effects, and the adjustments related to the Tax Act in fiscal 2018.

Adjusted EPS and Adjusted Effective Tax Rate guidance and comparable prior periods in the table below are presented using the new definitions and these non-GAAP measures are reconciled to the corresponding GAAP measures.

		Year Ended September 30,
	Fiscal 2021 Guidance	2020	2019	2018
Diluted EPS	$8.07 - $8.47	$8.77	$5.83	$4.21
Purchase accounting depreciation and amortization expense attributable to Rockwell Automation	0.28	0.25	0.14	0.14
Tax effect of purchase accounting depreciation and amortization expense attributable to Rockwell Automation	(0.07)	(0.06)	(0.03)	(0.03)
Non-operating pension and postretirement benefit cost (credit)	0.24	0.32	(0.07)	0.18
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.07)	(0.09)	0.01	(0.06)
Costs related to unsolicited Emerson proposals	—	—	—	0.09
Tax effect of costs related to unsolicited Emerson proposals	—	—	—	(0.02)
Change in fair value of investments[1]	—	(1.32)	3.08	(0.71)
Tax effect of change in fair value of investments[1]	—	—	(0.18)	0.17
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	—	—	3.12
Effect of net deferred tax asset revaluation due to the Tax Act	—	—	—	0.82
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act	—	—	—	0.30
Adjusted EPS[2]	$8.45 - $8.85	$7.87	$8.78	$8.21

Effective tax rate	~ 13.3%	9.9%	22.8%	59.8%
Tax effect of purchase accounting depreciation and amortization expense attributable to Rockwell Automation	~ 0.4%	0.4%	—%	—%
Tax effect of non-operating pension and postretirement benefit cost (credit)	~ 0.3%	0.6%	0.1%	0.3%
Tax effect of costs related to unsolicited Emerson proposals	—	—%	—%	0.1%
Tax effect of change in fair value of investments[1]	—%	1.5%	(5.0)%	(0.4)%
Effect of deemed repatriation of foreign earnings due to the Tax Act	—	—%	—%	(29.8)%
Effect of net deferred tax asset revaluation due to the Tax Act	—	—%	—%	(7.9)%
Effect of withholding taxes on previously taxed foreign earnings due to the Tax Act	—	—%	—%	(2.8)%
Adjusted Effective Tax Rate	~ 14.0%	12.4%	17.9%	19.3%

1The year ended September 30, 2020 included a gain on investment of $153.9 million due to the change in value of our investment in PTC. Fiscal 2021 guidance excludes estimates of these adjustments on a forward-looking basis due to variability, complexity, and limited visibility of these items.
2Fiscal 2021 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's non-controlling interest in Sensia.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2020	2019	2018
Cash provided by (used for):
Operating activities	$1,120.5	$1,182.0	$1,300.0
Investing activities	(618.0)	225.0	(170.4)
Financing activities	(798.9)	(985.9)	(1,888.9)
Effect of exchange rate changes on cash	8.4	(21.5)	(32.8)
Cash (used for) provided by continuing operations	$(288.0)	$399.6	$(792.1)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2020	2019	2018
Cash provided by continuing operating activities	$1,120.5	$1,182.0	$1,300.0
Capital expenditures	(113.9)	(132.8)	(125.5)
Free cash flow	$1,006.6	$1,049.2	$1,174.5
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
Cash provided by operating activities was $1,120.5 million for the year ended September 30, 2020, compared to $1,182.0 million for the year ended September 30, 2019. Free cash flow was $1,006.6 million for the year ended September 30, 2020, compared to $1,049.2 million for the year ended September 30, 2019. The year-over-year decreases in cash provided by operating activities and free cash flow were primarily due to lower pre-tax income, excluding non-cash adjustments, and a voluntary $50.0 million contribution to our U.S. qualified pension plan in fiscal 2020, partially offset by lower income tax and incentive compensation payments in fiscal 2020 compared to fiscal 2019.
We repurchased approximately 1.4 million shares of our common stock under our share repurchase program in 2020 at a total cost of $254.7 million and an average cost of $182.18 per share. In 2019, we repurchased approximately 6.1 million shares of our common stock under our share repurchase program at a total cost of $1.0 billion and an average cost of $164.68 per share. At September 30, 2020, there were no outstanding common stock share repurchases recorded in accounts payable. At September 30, 2019, there were $9.3 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2020. Our decision to repurchase shares in 2021 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On both September 6, 2018 and July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. At September 30, 2020, we had approximately $853.7 million remaining for share repurchases under our existing board authorizations. See Part II, Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.
We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2021 to be about $150 million. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities.

At September 30, 2020, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 we began to account for substantially all of our non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
During fiscal 2020, we repatriated approximately $513.6 million to the U.S. from our foreign subsidiaries. The source of these funds was cash and cash equivalents and from the liquidation of short and long-term investments.
In addition to cash generated by operating activities, we have access to existing financing sources, including the public debt markets and unsecured credit facilities with various banks.
Our short-term debt as of September 30, 2020, primarily consisted of $23.5 million of interest-bearing loans from Schlumberger to Sensia, which were originally due September 30, 2020, and are now due September 30, 2021. The short-term loans from Schlumberger were entered into following formation of Sensia. See Note 4 in the Consolidated Financial Statements for additional information on Sensia. There were no commercial paper borrowings outstanding as of September 30, 2020 and 2019.
In April 2020, we entered into a $400.0 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement was in addition to our existing $1.25 billion unsecured revolving credit facility expiring in November 2023, which remains available and undrawn. Interest on these borrowings was based on short-term money market rates in effect during the period the borrowings were outstanding. We repaid the $400.0 million term loan in September 2020.
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
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We did not borrow against either facility during the periods ended September 30, 2020 or 2019. Borrowings under the new credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This credit facility contains covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
LIBOR is the primary basis for determining interest payments on borrowings under our $1.25 billion credit facility. Banks currently reporting information used to set LIBOR will stop doing so after 2021. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely amend contracts to accommodate any replacement rate where it is not already provided.
Separate short-term unsecured credit facilities of approximately $229.6 million at September 30, 2020, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2020 and 2019, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2020 and 2019. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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

The following is a summary of our credit ratings as of September 30, 2020:

Credit Rating Agency	Short Term Rating	Long Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit ratings and market conditions. Conditions in the commercial paper market have improved since the COVID-19 pandemic negatively affected this market in March and April 2020. Although we have had no commercial paper outstanding since mid-April 2020, we do not believe we would have difficulty issuing commercial paper if the need arose currently. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
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
Cash dividends to shareowners were $472.8 million in 2020 ($4.08 per common share), $459.8 million in 2019 ($3.88 per common share) and $440.8 million in 2018 ($3.51 per common share). Our quarterly dividend rate as of September 30, 2020 is $1.02 per common share ($4.08 per common share annually), which is determined at the sole discretion of our Board of Directors.
A summary of our projected contractual cash obligations at September 30, 2020 is as follows (in millions):

	Payments by Period
	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt and interest (a)	$4,066.8	$92.0	$92.0	$92.0	$92.0	$386.9	$3,311.9
Minimum operating lease payments (Note 18)	387.0	93.7	78.4	60.6	43.0	28.2	83.1
Postretirement benefits (b)	57.0	5.8	5.7	5.4	5.1	4.7	30.3
Pension funding contribution (c)	83.8	83.8	—	—	—	—	—
Purchase obligations (d)	377.5	132.6	97.8	96.7	28.6	20.7	1.1
Other long-term liabilities (e)	100.8	8.5	—	—	—	—	—
Transition tax (f)	327.2	31.2	31.2	31.1	58.4	77.9	97.4
Unrecognized tax benefits (g)	29.5	—	—	—	—	—	—
Total	$5,429.6	$447.6	$305.1	$285.8	$227.1	$518.4	$3,523.8

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest but exclude the unamortized discount and gain on settlement of interest rate swap of $40.3 million at September 30, 2020. See Note 7 in the Consolidated Financial Statements for more information regarding our long-term debt.

(b)	Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.

(c)
Amounts reported for pension funding contributions reflect current estimates. Contributions to our pension plans beyond 2021 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2021 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.

(d)	This item includes contractual commitments for capital expenditures, certain materials purchases and long-term obligations under agreements with various service providers.

(e)
Other long-term liabilities include environmental remediation costs, conditional asset retirement obligations and indemnification liabilities. Amounts subsequent to 2021 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of when the liabilities will be paid.

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

The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Sales	Effect of Acquisitions[1]	Effect of Changes in Currency	Organic Sales	Sales
North America	$3,760.2	$(91.5)	$4.0	$3,672.7	$4,014.3
Europe, Middle East and Africa	1,249.3	(97.0)	16.7	1,169.0	1,249.8
Asia Pacific	868.7	(22.3)	13.7	860.1	908.6
Latin America	451.6	(23.1)	43.8	472.3	522.1
Total Company Sales	$6,329.8	$(233.9)	$78.2	$6,174.1	$6,694.8
1 Includes incremental sales resulting from the formation of the Sensia joint venture and sales from other acquired businesses in fiscal year 2020.

	Year Ended September 30, 2019				Year Ended September 30, 2018
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$4,014.3	$(1.5)	$13.7	$4,026.5	$3,964.1
Europe, Middle East and Africa	1,249.8	(0.4)	74.7	1,324.1	1,286.8
Asia Pacific	908.6	(0.3)	40.7	949.0	933.3
Latin America	522.1	—	28.2	550.3	481.8
Total Company Sales	$6,694.8	$(2.2)	$157.3	$6,849.9	$6,666.0
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Sales	Effect of Acquisitions[1]	Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$2,832.9	$(17.1)	$34.5	$2,850.3	$3,021.9
Control Products & Solutions	3,496.9	(216.8)	43.7	3,323.8	3,672.9
Total Company Sales	$6,329.8	$(233.9)	$78.2	$6,174.1	$6,694.8
1 Includes incremental sales resulting from the formation of the Sensia joint venture and sales from other acquired businesses in fiscal year 2020.

	Year Ended September 30, 2019				Year Ended September 30, 2018
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Architecture & Software	$3,021.9	$(2.2)	$76.5	$3,096.2	$3,050.2
Control Products & Solutions	3,672.9	—	80.8	3,753.7	3,615.8
Total Company Sales	$6,694.8	$(2.2)	$157.3	$6,849.9	$6,666.0

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
Retirement Benefits — Pension
Pension costs and obligations are actuarially determined and are influenced by assumptions used to estimate these amounts, including the discount rate. Changes in any of the assumptions and the amortization of differences between the assumptions and actual experience will affect the amount of pension expense in future periods.
Our global pension expense in 2020 was $130.9 million compared to $72.0 million in 2019. Approximately 83 percent of our 2020 global pension expense and 76 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2020 U.S. pension expense was 3.30 percent, compared to 4.35 percent for 2019.
For 2021, our U.S. discount rate will decrease to 2.90 percent from 3.30 percent in 2020. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate has an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$147.9	$15.4
(1) Change includes both operating and non-operating pension costs.
More information regarding pension benefits is contained in Note 14 in the Consolidated Financial Statements.
Revenue Recognition — Customer Incentives
We offer various incentive programs that provide distributors and direct sale customers with cash rebates, account credits or additional hardware and software products, solutions and services based on meeting specified program criteria. Customer incentives are recognized as a reduction of sales if distributed in cash or customer account credits. We record accruals at the time of revenue recognition as a current liability within Customer returns, rebates and incentives in our Consolidated Balance Sheet or, where a right of setoff exists, as a reduction of Receivables. Customer incentives for additional hardware and software products, solutions and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $11.8 million.
More information regarding our revenue recognition and returns, rebates and incentives policies are contained in Note 1 and Note 2 in the Consolidated Financial Statements.

Acquisitions - Consolidation of Sensia Joint Venture
In determining whether to consolidate Sensia, U.S. GAAP requires that we evaluate our ability to control the significant financial and operating decisions of the joint venture. Determining the nature and extent of the noncontrolling interest holder's rights involves management judgment. We have evaluated the noncontrolling interest holder's rights and determined that we control and should consolidate Sensia in our financial results.
Acquisitions - Sensia Joint Venture Intangibles Valuation
The accounting for a business combination requires the excess of the purchase price for the acquisition over the net book value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist for the fair value allocation of the purchase price paid in connection with formation of the Sensia joint venture to intangible assets, which required the use of several assumptions and estimates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on historical experience and information obtained from Sensia management. The key assumption requiring the use of judgment was the customer attrition rates ranging from 7.5% to 25%. A change in the customer attrition rate of 250 basis points would result in a change of $40.4 million in intangible assets.
More information regarding this business combination is contained in Note 4 in the Consolidated Financial Statements.
Goodwill - Sensia Reporting Unit
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
Critical assumptions used in this approach included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on a number of factors, including historical experience and information obtained from reporting unit management. Actual results could differ from these estimates, especially given the uncertainty over the duration and severity of impacts related to the COVID-19 pandemic, and the impact on our Oil & Gas customers which have been, and could continue to be, impacted by the recent volatility in oil prices. We determined the discount rate using our weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data. A hypothetical 10 percent decrease in the fair value of this reporting unit would not impact our conclusion that goodwill was not impaired.
More information regarding goodwill is contained in Note 3 in the Consolidated Financial Statements.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $14.0 million and a liability of $27.5 million at September 30, 2020. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. In 2020 and 2019, the relative strengthening of the U.S. dollar against foreign currencies had an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar strengthens relative to 2020 levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $10.1 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2020, 2019 or 2018. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt as of September 30, 2020, primarily consisted of $23.5 million of interest-bearing loans from Schlumberger to Sensia due September 30, 2021. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. There were no commercial paper borrowings outstanding as of September 30, 2020 and 2019. We have issued, and anticipate continuing to issue, short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations.
We had outstanding fixed rate long-term and current portion of long-term debt obligations with a carrying value of $1,974.7 million at September 30, 2020 and $2,256.9 million at September 30, 2019. The fair value of this debt was approximately $2,497.7 million at September 30, 2020 and $2,680.9 million at September 30, 2019. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$704.6	$1,018.4
Receivables	1,249.1	1,178.7
Inventories	584.0	575.7
Other current assets	148.1	212.9
Total current assets	2,685.8	2,985.7
Property, net of accumulated depreciation	574.4	571.9
Operating lease right-of-use assets	342.9	—
Goodwill	1,650.3	1,071.1
Other intangible assets, net	479.3	194.1
Deferred income taxes	415.6	364.1
Long-term investments	953.5	793.9
Other assets	162.9	132.2
Total	$7,264.7	$6,113.0
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$24.6	$—
Current portion of long-term debt	—	300.5
Accounts payable	687.8	694.6
Compensation and benefits	197.0	239.0
Contract liabilities	325.3	275.6
Customer returns, rebates and incentives	199.6	199.2
Other current liabilities	376.5	227.9
Total current liabilities	1,810.8	1,936.8
Long-term debt	1,974.7	1,956.4
Retirement benefits	1,284.0	1,231.9
Operating lease liabilities	274.7	—
Other liabilities	573.7	583.7
Commitments and contingent liabilities (Note 17)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,830.7	1,709.1
Retained earnings	7,139.8	6,440.2
Accumulated other comprehensive loss	(1,614.2)	(1,488.0)
Common stock in treasury, at cost (shares held: 2020, 65.2; 2019, 65.7)	(6,509.9)	(6,438.5)
Shareowners’ equity attributable to Rockwell Automation, Inc.	1,027.8	404.2
Noncontrolling interests	319.0	—
Total shareowners’ equity	1,346.8	404.2
Total	$7,264.7	$6,113.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2020	2019	2018
Sales
Products and solutions	$5,663.6	$5,938.5	$5,930.5
Services	666.2	756.3	735.5
	6,329.8	6,694.8	6,666.0
Cost of sales
Products and solutions	(3,305.9)	(3,313.6)	(3,327.5)
Services	(428.7)	(481.1)	(453.6)
	(3,734.6)	(3,794.7)	(3,781.1)
Gross profit	2,595.2	2,900.1	2,884.9
Selling, general and administrative expenses	(1,479.8)	(1,538.5)	(1,587.9)
Change in fair value of investments	153.9	(368.5)	90.0
Other (expense) income (Note 15)	(29.7)	6.1	16.8
Interest expense	(103.5)	(98.2)	(73.0)
Income before income taxes	1,136.1	901.0	1,330.8
Income tax provision (Note 16)	(112.9)	(205.2)	(795.3)
Net income	1,023.2	695.8	535.5
Net (loss) attributable to noncontrolling interests	(0.2)	—	—
Net income attributable to Rockwell Automation, Inc.	$1,023.4	$695.8	$535.5
Earnings per share:
Basic	$8.83	$5.88	$4.27
Diluted	$8.77	$5.83	$4.21
Weighted average outstanding shares:
Basic	115.8	118.3	125.4
Diluted	116.6	119.3	126.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2020	2019	2018
Net income	$1,023.2	$695.8	$535.5
Other comprehensive (loss) income:
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of ($3.4), $150.0, and ($87.2))	9.3	(475.6)	268.9
Currency translation adjustments	25.7	(55.3)	(48.3)
Net change in cash flow hedges (net of tax benefit (expense) of $6.6, $5.5, and ($6.6))	(18.5)	(17.4)	18.8
Net change in available-for-sale investments	—	2.2	(2.1)
Other comprehensive (loss) income	16.5	(546.1)	237.3
Comprehensive income	$1,039.7	$149.7	$772.8
Comprehensive loss attributable to noncontrolling interests	(0.5)	$—	$—
Comprehensive income attributable to Rockwell Automation, Inc.	$1,040.2	$149.7	$772.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2020	2019	2018
Continuing operations:
Operating activities:
Net income	$1,023.2	$695.8	$535.5
Adjustments to arrive at cash provided by operating activities:
Depreciation	122.5	126.2	136.4
Amortization of intangible assets	50.2	26.0	28.2
Change in fair value of investments	(153.9)	368.5	(90.0)
Share-based compensation expense	46.1	43.1	38.5
Retirement benefit expense	129.5	70.7	114.0
Pension contributions	(84.1)	(30.9)	(50.3)
Deferred income taxes	(65.7)	(29.0)	170.5
Net (gain) loss on disposition of property	(12.4)	1.8	2.5
Settlement of interest rate derivatives	22.0	(35.7)	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(9.0)	(10.4)	(91.7)
Inventories	30.4	(4.9)	(37.4)
Accounts payable	(5.0)	14.5	67.2
Contract liabilities	43.3	12.1	12.9
Compensation and benefits	(44.6)	(45.2)	22.4
Income taxes	(11.8)	(18.8)	426.7
Other assets and liabilities	39.8	(1.8)	14.6
Cash provided by operating activities	1,120.5	1,182.0	1,300.0
Investing activities:
Capital expenditures	(113.9)	(132.8)	(125.5)
Acquisition of businesses, net of cash acquired	(550.9)	(20.7)	(9.9)
Purchases of investments	(10.7)	(5.1)	(1,296.9)
Proceeds from maturities of investments	6.0	312.8	1,106.1
Proceeds from sale of investments	37.9	66.3	155.3
Proceeds from sale of property	14.9	4.5	0.5
Other investing activities	(1.3)	—	—
Cash (used for) provided by investing activities	(618.0)	225.0	(170.4)
Financing activities:
Net (repayment) issuance of short-term debt	—	(551.0)	200.6
Issuance of short-term debt, net of issuance costs	423.6	—	—
Issuance of long-term debt, net of discount and issuance costs	—	987.6	—
Repayment of short-term debt	(400.0)	—	—
Repayment of long-term debt	(300.7)	—	(250.0)
Cash dividends	(472.8)	(459.8)	(440.8)
Purchases of treasury stock	(264.2)	(1,009.0)	(1,482.3)
Proceeds from the exercise of stock options	214.4	47.4	81.8
Other financing activities	0.8	(1.1)	1.8
Cash used for financing activities	(798.9)	(985.9)	(1,888.9)
Effect of exchange rate changes on cash	8.4	(21.5)	(32.8)
(Decrease) increase in cash, cash equivalents, and restricted cash	(288.0)	399.6	(792.1)
Cash, cash equivalents, and restricted cash at beginning of year	1,018.4	618.8	1,410.9
Cash, cash equivalents, and restricted cash at end of year	$730.4	$1,018.4	$618.8
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	704.6	1,018.4	618.8
Restricted cash, noncurrent (Other assets)	25.8	—	—
Total cash, cash equivalents, and restricted cash	$730.4	$1,018.4	$618.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2017	$181.4	$1,638.0	$6,103.4	$(1,179.2)	$(4,080.0)	$2,663.6	$—	$2,663.6
Net income	—	—	535.5	—	—	535.5	—	535.5
Other comprehensive income (loss)	—	—	—	237.3	—	237.3	—	237.3
Common stock issued (including share-based compensation impact)	—	43.4	—	—	79.0	122.4	—	122.4
Share Repurchases	—	—	—	—	(1,500.5)	(1,500.5)	—	(1,500.5)
Cash dividends declared(1)	—	—	(440.8)	—	—	(440.8)	—	(440.8)
Balance at September 30, 2018	$181.4	$1,681.4	$6,198.1	$(941.9)	$(5,501.5)	$1,617.5	$—	$1,617.5
Net income	—	—	695.8	—	—	695.8	—	695.8
Other comprehensive income (loss)	—	—	—	(546.1)	—	(546.1)	—	(546.1)
Common stock issued (including share based compensation impact)	—	27.7	—	—	63.0	90.7	—	90.7
Share Repurchases	—	—	—	—	(1,000.0)	(1,000.0)	—	(1,000.0)
Cash dividends declared(1)	—	—	(459.8)	—	—	(459.8)	—	(459.8)
Adoption of accounting standard	—	—	6.1	—	—	6.1	—	6.1
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income	—	—	1,023.4	—	—	1,023.4	(0.2)	1,023.2
Other comprehensive income (loss)	—	—	—	16.8	—	16.8	(0.3)	16.5
Common stock issued (including share based compensation impact)	—	77.0	—	—	183.5	260.5	—	260.5
Share Repurchases	—	—	—	—	(254.9)	(254.9)	—	(254.9)
Cash dividends declared(1)	—	—	(472.8)	—	—	(472.8)	—	(472.8)
Adoption of accounting standard			149.0	(146.8)		2.2	—	2.2
Change in noncontrolling interest	—	44.6		3.8	—	48.4	319.5	367.9
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
(1) Cash dividends were $4.08 per share in 2020; $3.88 per share in 2019; and $3.51 per share in 2018.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions, including consolidation and intangible assets; goodwill impairment; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations and contractual indemnifications; leases; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
Revenue Recognition
On October 1, 2018, we adopted the new standard on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of October 1, 2018. Results for reporting periods beginning after October 1, 2018 are presented under the new standard, while prior period amounts have not been adjusted and continue to be reported in accordance with the previous standard. See Note 2 for our revenue recognition policy under the new standard. Our policy under the previous standard was as follows:
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
We record accruals for customer returns, rebates and incentives at the time of revenue recognition based primarily on historical experience. Returns are presented on the Consolidated Balance Sheet as a right of return asset and refund liability. Incentives in the form of rebates are estimated at the individual customer level and are recorded as a reduction of sales. Customer incentives for additional hardware and software products, solutions and services to be provided are considered distinct performance obligations. As such, we allocate revenue to them based on relative standalone selling price. Until the incentive is redeemed, the revenue is recorded as a contract liability.
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
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $15.2 million at September 30, 2020 and $17.4 million at September 30, 2019. In addition, receivables are recorded net of an allowance for certain customer returns, rebates and incentives of $8.1 million at September 30, 2020 and $12.4 million at September 30, 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property
Property, including internal-use software, is recorded at cost. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $27.2 million, $26.4 million and $43.2 million were accrued within accounts payable and other current liabilities at September 30, 2020, 2019 and 2018, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets generally result from business acquisitions. We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values; the excess of the purchase price over the allocated amount is recorded as goodwill.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required by U.S. GAAP during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Any excess in carrying value over the estimated fair value is charged to results of operations. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. When performing the quantitative goodwill impairment test, we determine the fair value of each reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies. Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and margins, discount rate, and terminal value. Forecasted future revenue growth and margins are based on management’s best estimate about current and future conditions. Discount rates are determined using weighted average cost of capital adjusted for risk factors specific to the reporting unit level, with comparison to market and industry data. The terminal value is estimated following common methodology of calculating the present value of estimated perpetual cash flow beyond the last projected period assuming constant discount and long-term growth rates. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples.
We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 8 to 20 years for customer relationships, 2 to 17 years for technology and 5 to 30 years for other intangible assets.
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
Impairment of Long-Lived Assets
We evaluate the recoverability of the recorded amount of long-lived assets, including property, operating lease right-of-use assets, and other intangible assets, whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If we determine that an asset is impaired, we measure the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the recorded amount or fair value less cost to sell. We determine fair value using a discounted future cash flow analysis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Financial Instruments
We record various financial instruments at fair value. U.S. GAAP defines fair value as the price that would be received for an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability. U.S. GAAP also classifies the inputs used to measure fair value into the following hierarchy:

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
We also hold financial instruments consisting of long-term debt, investments and derivatives. The valuation methodologies for these financial instruments are described in Notes 7, 10, 11, and 14. The methods described in these Notes may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $371.5 million in 2020, $378.9 million in 2019 and $371.8 million in 2018. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2020 (1.6 million shares), 2019 (1.8 million shares) and 2018 (0.9 million shares) were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2020	2019	2018
Net income attributable to Rockwell Automation	$1,023.4	$695.8	$535.5
Less: Allocation to participating securities	(1.0)	(0.7)	(0.5)
Net income available to common shareowners	$1,022.4	$695.1	$535.0
Basic weighted average outstanding shares	115.8	118.3	125.4
Effect of dilutive securities
Stock options	0.7	0.9	1.3
Performance shares	0.1	0.1	0.2
Diluted weighted average outstanding shares	116.6	119.3	126.9
Earnings per share:
Basic	$8.83	$5.88	$4.27
Diluted	$8.77	$5.83	$4.21

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
Lease expenses, including amortization of ROU assets, for operating leases are recognized on a straight-line basis over the lease term and recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued a new standard on accounting for leases that requires lessees to recognize ROU assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. This standard also requires additional qualitative and quantitative disclosures about leasing activities. We adopted this standard using the modified retrospective transition method, which resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings as of October 1, 2019, our adoption date. The amount of lease ROU assets and corresponding lease liabilities recorded in the Consolidated Balance Sheet upon adoption were $316 million and $329 million, respectively. We have implemented necessary changes to accounting policies, processes, controls and systems to enable compliance with this standard.
In February 2018, the FASB issued a new standard regarding the reporting of comprehensive loss, which gives entities the option to reclassify tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) stranded in accumulated other comprehensive loss into retained earnings. We adopted this standard as of October 1, 2019, and elected to reclassify tax effects of approximately $147 million from accumulated other comprehensive loss into retained earnings.
Recently Issued Accounting Pronouncements
We do not expect any recently issued accounting pronouncements to have a material impact on our consolidated financial statements and related disclosures.
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
Our operations are comprised of the Architecture & Software segment and the Control Products & Solutions segment. See Note 19 for more information.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Most of our global warranties are assurance in nature and do not represent distinct performance obligations. See Note 9 for additional information and disclosures. We occasionally offer extended warranties to our customers that are considered a distinct performance obligation, to which we allocate revenue which is recognized over the extended warranty period.
We account for shipping and handling activities performed after control of a product has been transferred to the customer as a fulfillment cost. As such, we have applied the practical expedient and we accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.
Unfulfilled Performance Obligations
As of September 30, 2020, we expect to recognize approximately $540 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $280 million of our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2020.

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
The following reflects the disaggregation of our revenues by operating segment and by geographic region (in millions):

	Year Ended September 30, 2020			Year Ended September 30, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
North America	$1,641.7	$2,118.5	$3,760.2	$1,752.1	$2,262.2	$4,014.3
Europe, Middle East and Africa (EMEA)	606.8	642.5	1,249.3	654.2	595.6	1,249.8
Asia Pacific	419.7	449.0	868.7	426.4	482.2	908.6
Latin America	164.7	286.9	451.6	189.2	332.9	522.1
Total Company Sales	$2,832.9	$3,496.9	$6,329.8	$3,021.9	$3,672.9	$6,694.8
The following reflects the disaggregation of our revenues by operating segment and by major types of products or services (in millions):

	Year Ended September 30, 2020			Year Ended September 30, 2019
	Architecture & Software	Control Products & Solutions	Total	Architecture & Software	Control Products & Solutions	Total
Products	$2,832.9	$1,407.7	$4,240.6	$3,021.9	$1,469.1	$4,491.0
Solutions & Services	—	2,089.2	2,089.2	—	2,203.8	2,203.8
Total Company Sales	$2,832.9	$3,496.9	$6,329.8	$3,021.9	$3,672.9	$6,694.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of September 30, 2020.
Below is a summary of our contract liabilities balance:

	September 30, 2020	September 30, 2019
Balance as of beginning of fiscal year	$275.6	$268.6
Balance as of end of period	325.3	275.6

The most significant changes in our contract liabilities balance during the twelve months ended September 30, 2020 were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the twelve months ended September 30, 2020, we recognized revenue of approximately $216.9 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2020, from performance obligations satisfied or partially satisfied in previous periods.
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
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were (in millions):

	Architecture & Software	Control Products & Solutions	Total
Balance as of September 30, 2018	$422.3	$653.2	$1,075.5
Acquisition of businesses	14.6	—	14.6
Translation	(4.6)	(14.4)	(19.0)
Balance as of September 30, 2019	432.3	638.8	1,071.1
Acquisition of business	161.2	390.7	551.9
Translation	15.9	11.4	27.3
Balance as of September 30, 2020	$609.4	$1,040.9	$1,650.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other intangible assets consist of (in millions):

	September 30, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$192.7	$139.0	$53.7
Customer relationships	351.3	92.5	258.8
Technology	165.8	84.0	81.8
Trademarks	71.7	31.3	40.4
Other	14.4	13.5	0.9
Total amortized intangible assets	795.9	360.3	435.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$839.6	$360.3	$479.3

	September 30, 2019
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$190.6	$128.3	$62.3
Customer relationships	110.5	69.2	41.3
Technology	110.4	69.5	40.9
Trademarks	31.4	26.4	5.0
Other	10.6	9.7	0.9
Total amortized intangible assets	453.5	303.1	150.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$497.2	$303.1	$194.1
Computer software products represent costs of computer software to be sold, leased or otherwise marketed. Computer software products amortization expense was $10.2 million in 2020, $10.4 million in 2019 and $11.8 million in 2018.
Estimated amortization expense is $53.9 million in 2021, $51.0 million in 2022, $49.7 million in 2023, $46.8 million in 2024 and $44.6 million in 2025.
For our 2020 annual evaluation, we performed a qualitative test for our Architecture & Software and our Control Products & Solutions (excluding Sensia) reporting units. We performed a quantitative test for our Sensia reporting unit. Based on those evaluations, we concluded these assets were not impaired. We also assessed the changes in events and circumstances subsequent to our annual test, including those related to the COVID-19 pandemic and conditions within the Oil & Gas industry, and concluded that a triggering event which would require interim quantitative testing has not occurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions

Sensia joint venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Rockwell Automation owns 53% of Sensia and Schlumberger owns 47% of Sensia. As part of the transaction, we made $247.0 million of net cash payments to Schlumberger, which were funded by cash on hand. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results. As part of the joint venture operations, Sensia regularly transacts with Schlumberger, primarily relating to purchases and sales of goods and services. These transactions are not material to Rockwell Automation for the year ended September 30, 2020.
We recorded assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the acquisition date of October 1, 2019. The preliminary purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$31.2
Inventory	33.2
Other current assets	1.2
Property, plant and equipment	9.3
Other assets	6.2
Goodwill	307.4
Intangible assets	254.1
Total assets acquired	642.6
Less: Liabilities assumed	(18.3)
Less: Deferred income taxes	(2.6)
Less: Noncontrolling interest portion	(293.8)
Net assets acquired	$327.9

Purchase Consideration
Cash, net of cash acquired	$247.0
Noncontrolling interest portion of Rockwell Automation's contributed business	25.8
Additional paid in capital adjustment	48.1
Other	7.0
Total purchase consideration, net of cash acquired	$327.9

Intangible assets assigned include $254.1 million of customer relationships, technology, and trade names (approximately 11-year weighted average useful life). We assigned the full amount of goodwill and all other assets acquired to our Control Products & Solutions segment. The majority of the goodwill recorded is expected to be deductible for tax purposes. The assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of these intangible assets included: (1) a discount rate of 11%, (2) the estimated remaining life of technology and trademarks of from 5 to 15 years, and (3) the customer attrition rate ranging from 7.5% to 25%.
The fair value of the noncontrolling interest of the contributed business upon acquisition was $293.8 million. The consolidated value of Sensia at October 1, 2019, was recorded at fair value for Schlumberger's contribution and at carrying value for Rockwell Automation's contribution.
The total incremental sales resulting from the Sensia joint venture included in our consolidated results for the twelve months ended September 30, 2020, were approximately $191.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In April 2020, we acquired ASEM, S.p.A. (ASEM), a leading provider of digital automation technologies. We assigned the full amount of goodwill related to this acquisition to our Architecture & Software segment.
In April 2020, we also acquired Kalypso, LP (Kalypso), a privately-held U.S.-based software delivery and consulting firm specializing in the digital transformation of industrial companies with a strong client base in life sciences, consumer products and industrial high-tech. We assigned the full amount of goodwill related to this acquisition to our Control Products & Solutions segment.
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the respective acquisition dates. The preliminary aggregate purchase price allocation for these acquisitions is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$33.8
Inventory	9.6
Other current assets	1.0
Property, plant and equipment	5.9
Other assets	2.2
Goodwill	244.5
Intangible assets	76.5
Total assets acquired	373.5
Less: Liabilities assumed	(28.6)
Less: Deferred income taxes	(14.4)
Net assets acquired	$330.5

Purchase Consideration
Total purchase consideration, net of cash acquired	$330.5

Intangible assets assigned include $76.5 million of customer relationships, technology, and trade names (approximately 10-year weighted average useful life). We assigned $161.2 million of goodwill to our Architecture & Software segment and $83.3 million of goodwill to our Control Products & Solutions segment. Approximately $69.0 million of the goodwill recorded is expected to be deductible for tax purposes. The purchase consideration includes $25.8 million of contingent consideration held in an escrow account and recorded in other assets as restricted cash in the Consolidated Balance Sheet.
The total sales included in our consolidated results from these four acquisitions for the twelve months ended September 30, 2020, were approximately $41.8 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma consolidated sales for the year ended September 30, 2019, are approximately $7.0 billion, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of the preceding acquisitions occurred on October 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Acquisition-related costs recorded as expenses for all of the preceding acquisitions in the year ended September 30, 2020, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Inventories
Inventories consist of (in millions):

	September 30,
	2020	2019
Finished goods	$243.0	$223.7
Work in process	159.1	178.4
Raw materials	181.9	173.6
Inventories	$584.0	$575.7

6. Property, net
Property consists of (in millions):

	September 30,
	2020	2019
Land	$4.8	$4.1
Buildings and improvements	383.0	373.8
Machinery and equipment	1,220.7	1,154.5
Internal-use software	506.4	489.5
Construction in progress	134.4	116.0
Total	2,249.3	2,137.9
Less accumulated depreciation	(1,674.9)	(1,566.0)
Property, net	$574.4	$571.9

7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2020	2019
2.050% notes, repaid in March 2020	$—	$299.4
2.875% notes, payable in March 2025	320.1	307.6
6.70% debentures, payable in January 2028	250.0	250.0
3.500% notes, payable in March 2029	425.0	425.0
6.25% debentures, payable in December 2037	250.0	250.0
4.200% notes, payable in March 2049	575.0	575.0
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount, capitalized lease obligations and other	(45.4)	(50.1)
Total	1,974.7	2,256.9
Less current portion	—	(300.5)
Long-term debt	$1,974.7	$1,956.4

Our short-term debt as of September 30, 2020, primarily consisted of $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due September 30, 2021. The short-term loans from Schlumberger were entered into following formation of Sensia. See Note 4 for additional information on Sensia.
In April 2020, we entered into a $400.0 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. This agreement was in addition to our existing $1.25 billion unsecured revolving credit facility expiring in November 2023, which remains available and undrawn. Interest on these borrowings was based on short-term money market rates in effect during the period the borrowings were outstanding. We repaid the $400.0 million term loan in September 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2015, upon issuance of our notes payable in March 2020 (“2020 Notes”) and March 2025 (“2025 Notes”), we entered into fixed-to-floating interest rate swap contracts with multiple banks that effectively converted the $600.0 million aggregate principal amount to floating rate debt, each at a rate based on three-month LIBOR plus a fixed spread. Prior to settlement, the individual contracts were recorded in Other assets and Other current liabilities in the Consolidated Balance Sheet with corresponding adjustments to the carrying value of the underlying debt. In March 2020, we repaid the 2020 Notes which were classified as the current portion of long-term debt at September 30, 2019. In May 2020, we settled the interest swaps that were designated as a fair value hedge of the 2025 Notes and received $22.0 million from the counterparties. The $22.0 million gain on the settlement of the interest rate swaps was recorded as an adjustment to the carrying value of the 2025 Notes and is being amortized over the remaining term of those notes as an adjustment to interest expense in the Consolidated Statement of Operations. Additional information related to our interest rate swap contracts is included in Note 11.
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
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We did not borrow against either facility during the periods ended September 30, 2020 or 2019. Borrowings under the new credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This credit facility contains covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
Interest payments were $101.7 million during 2020, $97.5 million during 2019 and $75.5 million during 2018.
Long-term debt is not recorded at fair value. The following table presents the carrying amounts and estimated fair values of long-term debt not recorded at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2020		September 30, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$300.5	$300.1
Long-term debt	1,974.7	2,497.7	1,956.4	2,380.8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2020	2019
Unrealized losses on foreign exchange contracts (Note 11)	$24.3	$5.4
Product warranty obligations (Note 9)	20.8	25.2
Taxes other than income taxes	58.5	43.8
Accrued interest	14.9	15.5
Income taxes payable	79.8	62.9
Operating lease liabilities	89.7	—
Other	88.5	75.1
Other current liabilities	$376.5	$227.9

9. Product Warranty Obligations
We record a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience. Most of our products are covered under a warranty period that runs for twelve months from either the date of sale or installation. We also record a liability for specific warranty matters when they become known and reasonably estimable.
Changes in product warranty obligations were (in millions):

	September 30,
	2020	2019
Beginning balance	$25.2	$27.9
Warranties recorded at time of sale	17.8	21.3
Adjustments to pre-existing warranties	(1.6)	(5.6)
Settlements of warranty claims	(20.6)	(18.4)
Ending balance	$20.8	$25.2

10. Investments
Our investments consist of (in millions):

	September 30,
	2020	2019
Fixed income securities	$0.6	$43.9
Equity securities	875.3	721.5
Other	78.2	68.1
Total investments	954.1	833.5
Less short-term investments	(0.6)	(39.6)
Long-term investments	$953.5	$793.9

We record investments in fixed income and equity securities, classified as available-for-sale investments or trading investments, at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our available-for-sale investments consist of (in millions):

	September 30,
	2020	2019
Certificates of deposit and time deposits	$0.6	$0.6
Corporate debt securities	—	31.8
Government securities	—	6.3
Asset-backed securities	—	5.2
Total	$0.6	$43.9

Pre-tax gross realized and unrealized gains and losses on available-for-sale investments were not material in 2020 and 2019.
Classification of our available-for-sale investments as current or noncurrent is based on the nature of the investment and when the investment is reasonably expected to be realized. These investments were included in the following line items within the Consolidated Balance Sheet (in millions):

	September 30,
	2020	2019
Other current assets	$0.6	$39.6
Long-term investments	—	4.3
Total	$0.6	$43.9

Equity Securities
On July 19, 2018, we purchased 10,582,010 shares of PTC Inc. (“PTC”) common stock (the “PTC Shares”) in a private placement at a purchase price of $94.50 per share for an aggregate purchase price of approximately $1.0 billion (the “Purchase”). The PTC Shares are considered equity securities. For a period of approximately 3 years after the Purchase we are subject to entity-specific transfer restrictions subject to certain exceptions. Since the first anniversary of the Purchase, the Company has had the ability to transfer, in the aggregate in any 90-day period, a number of the PTC Shares equal to up to 1.0% of PTC’s total outstanding shares of common stock as of the first day in such 90-day period, but no more than 2.0% of PTC’s total outstanding shares of common stock in each of the second year and the third year after the Purchase.
The PTC Shares are recorded at fair value. At September 30, 2020, the fair value of the PTC Shares was $875.3 million, which was recorded in long-term investments in the Consolidated Balance Sheet. We recorded a gain of $153.9 million and a loss of $368.5 million related to the PTC Shares in the Consolidated Statement of Operations in the years ended September 30, 2020 and 2019, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset-backed securities — Valued using a discounted cash flow approach that maximizes observable inputs, such as current yields of benchmark instruments, but includes adjustments for certain risks that may not be observable such as credit and liquidity risks.
Equity securities — Prior to their registration in fiscal 2019, the PTC Shares were valued using the most recent closing price of PTC common stock quoted on Nasdaq, less a temporary discount for lack of marketability. The discount for lack of marketability was calculated using a put-option model which included observable and unobservable inputs and was categorized as Level 3 in the fair value hierarchy. As a result of the registration of the PTC Shares and reversal of the discount during fiscal 2019, these securities are now valued using the most recent closing price as quoted on Nasdaq and were transferred from Level 3 to Level 1.
Refer to Note 1 for further information regarding levels in the fair value hierarchy. We did not have any other transfers between levels of fair value measurements during the periods presented.
Fair values of our investments were (in millions):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$0.6	$—	$0.6
Equity securities	875.3	—	—	875.3
Total	$875.3	$0.6	$—	$875.9

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Certificates of deposit and time deposits	$—	$0.6	$—	$0.6
Corporate debt securities	—	31.8	—	31.8
Government securities	6.3	—	—	6.3
Asset-backed securities	—	5.2	—	5.2
Equity securities	721.5	—		721.5
Total	$727.8	$37.6	$—	$765.4

11. Derivative Instruments
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
Additional information related to the impacts of cash flow hedges on other comprehensive income (loss) is included in Note 12.
Types of Derivative Instruments and Hedging Activities
Cash Flow Hedges
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2020, we had a U.S. dollar-equivalent gross notional amount of $855.7 million of foreign currency forward exchange contracts designated as cash flow hedges. We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of $1.0 billion of fixed rate debt in March 2019. Treasury locks are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2020	2019	2018
Forward exchange contracts	$(9.7)	$29.5	$11.8
Treasury locks	—	(35.7)	—

The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2020	2019	2018
Sales	$(0.7)	$1.0	$2.4
Cost of sales	19.6	18.2	(17.2)
Selling, general and administrative expenses	(1.4)	(1.3)	1.2
Interest expense	(2.1)	(1.2)	—
Total	$15.4	$16.7	$(13.6)

Approximately $7.6 million of pre-tax net unrealized losses on cash flow hedges as of September 30, 2020 will be reclassified into earnings during the next twelve months. We expect that these net unrealized losses will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2020, we had a gross notional amount of $141.1 million of foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2020	2019	2018
Forward exchange contracts	$(1.3)	$(4.9)	$1.1

Fair Value Hedges
We used interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively converted these notes from fixed rate debt to floating rate debt. We designated these contracts as fair value hedges because they hedged the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges were recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. In May 2020, we settled all outstanding interest rate swaps. Refer to Note 7 for further information regarding the settlement of the interest rate swaps.
The pre-tax amount of net gains (losses) recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains and losses on the hedged debt instruments during the periods presented, was (in millions):

	2020	2019	2018
Interest income (expense)	$15.1	$30.9	$(19.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2020, we had a U.S. dollar-equivalent gross notional amount of $758.3 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2020	2019	2018
Cost of sales	$6.1	$(0.4)	$1.0
Other (expense) income	(11.8)	1.6	(0.1)
Total	$(5.7)	$1.2	$0.9

Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2020, 2019 or 2018. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,755.1 million at September 30, 2020. Currency pairs (buy/sell) comprising the most significant contract notional values were Euro/United States dollar (USD), USD/Mexican peso, USD/Canadian dollar, British pound/USD, and USD/Swiss franc. Refer to Note 1 for further information regarding levels in the fair value hierarchy.
We value interest rate swap contracts using a market approach based on observable market inputs including publicized swap curves.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2020	September 30, 2019
Forward exchange contracts	Other current assets	$6.9	$20.3
Forward exchange contracts	Other assets	1.0	3.0
Forward exchange contracts	Other current liabilities	(13.4)	(4.5)
Forward exchange contracts	Other liabilities	(3.2)	(0.4)
Interest rate swap contracts	Other assets	—	7.6
Interest rate swap contracts	Other current liabilities	—	(0.6)
Total		$(8.7)	$25.4

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2020	September 30, 2019
Forward exchange contracts	Other current assets	$6.1	$4.8
Forward exchange contracts	Other current liabilities	(10.9)	(0.9)
Total		$(4.8)	$3.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Shareowners’ Equity
Common Stock
At September 30, 2020, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2020, 17.3 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2020	2019	2018
Beginning balance	115.7	121.0	128.4
Treasury stock purchases	(1.4)	(6.1)	(8.3)
Common stock issued (including share based compensation impact)	1.9	0.8	0.9
Ending balance	116.2	115.7	121.0

At September 30, 2020, there were no outstanding common stock share repurchases recorded in accounts payable. At September 30, 2019, there were $9.3 million of outstanding common stock share repurchases recorded in accounts payable.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2017	$(927.0)	$(237.7)	$(14.4)	$(0.1)	$(1,179.2)
Other comprehensive income (loss) before reclassifications	188.4	(48.3)	8.7	(2.1)	146.7
Amounts reclassified from accumulated other comprehensive loss	80.5	—	10.1	—	90.6
Other comprehensive income (loss)	268.9	(48.3)	18.8	(2.1)	237.3
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(532.1)	(55.3)	(5.3)	2.2	(590.5)
Amounts reclassified from accumulated other comprehensive loss	56.5	—	(12.1)	—	44.4
Other comprehensive income (loss)	(475.6)	(55.3)	(17.4)	2.2	(546.1)
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$—	$(1,488.0)
Other comprehensive income (loss) before reclassifications	(100.2)	26.0	(7.3)	—	(81.5)
Amounts reclassified from accumulated other comprehensive loss	109.5	—	(11.2)	—	98.3
Other comprehensive income (loss)	9.3	26.0	(18.5)	—	16.8
Adoption of accounting standard/other	(146.8)	3.8	—	—	(143.0)
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$—	$(1,614.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2020	2019	2018
Pension and other postretirement benefit plan adjustments(1):
Amortization of prior service credit	$(4.5)	$(4.2)	$(4.9)	Other (expense) income
Amortization of net actuarial loss	148.7	78.7	115.1	Other (expense) income
Settlements	—	1.2	0.7	Other (expense) income
	144.2	75.7	110.9	Income before income taxes
	(34.7)	(19.2)	(30.4)	Income tax provision
	$109.5	$56.5	$80.5	Net income

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$0.7	$(1.0)	$(2.4)	Sales
Forward exchange contracts	(19.6)	(18.2)	17.2	Cost of sales
Forward exchange contracts	1.4	1.3	(1.2)	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	2.1	1.2	—	Interest expense
	(15.4)	(16.7)	13.6	Income before income taxes
	4.2	4.6	(3.5)	Income tax provision
	$(11.2)	$(12.1)	$10.1	Net income

Total reclassifications	$98.3	$44.4	$90.6	Net income
(1) These components are included in the computation of net periodic benefit costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Share-Based Compensation
During 2020, 2019 and 2018, we recognized $46.1 million, $43.1 million and $38.5 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $7.7 million, $6.9 million and $9.6 million during 2020, 2019 and 2018, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2020, total unrecognized compensation cost related to share-based compensation awards was $51.2 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 1.9 years.
During 2020, we adopted, and our shareowners approved, our 2020 Long-Term Incentives Plan (“2020 Plan”), which replaced our 2012 Long-Term Incentives Plan, as amended (“2012 Plan”) and our 2003 Directors Stock Plan, as amended (“Directors Plan”). Our 2020 Plan authorizes us to deliver up to 13.0 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units or restricted stock. Our Directors Plan authorized us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2020 Plan. Approximately 12.9 million shares under our 2020 Plan remain available for future grant or payment at September 30, 2020. We use treasury stock to deliver shares of our common stock under these plans. Our 2020 Plan does not permit share-based compensation awards to be granted after February 4, 2030.
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
The per-share weighted average fair value of stock options granted during the years ended September 30, 2020, 2019 and 2018 was $35.80, $32.46 and $35.29, respectively. The total intrinsic value of stock options exercised was $151.6 million, $35.8 million and $71.0 million during 2020, 2019 and 2018, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2020	2019	2018
Average risk-free interest rate	1.63%	2.79%	2.14%
Expected dividend yield	2.08%	2.27%	1.75%
Expected volatility	24%	23%	22%
Expected term (years)	4.9	5.0	5.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the year ended September 30, 2020 is:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2019	4,298	$139.53
Granted	974	195.90
Exercised	(1,784)	120.09
Forfeited	(77)	181.58
Canceled	(7)	170.82
Outstanding at September 30, 2020	3,404	164.81	7.2	$190.2
Vested or expected to vest at September 30, 2020	2,115	141.77	5.8	166.9
Exercisable at September 30, 2020	1,606	139.70	5.7	130.0

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
A summary of performance share activity for the year ended September 30, 2020 is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2019	127	$178.40
Granted(1)	36	265.04
Adjustment for performance results achieved(2)	(8)	174.37
Vested and issued	(28)	174.37
Forfeited	(3)	188.26
Outstanding at September 30, 2020	124	204.92

(1)	Performance shares granted assuming achievement of performance goals at target.

(2)	Adjustments were due to the number of shares vested under fiscal 2017 awards at the end of the three-year performance period ended September 30, 2019 being lower than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2020, 2019 and 2018:

	2020	2019	2018
Percent payout	77%	200%	187%
Shares vested (in thousands)	28	145	139
Total fair value of shares vested (in millions)	$5.6	$25.8	$26.5

For the three-year performance period ending September 30, 2020, the payout will be 93 percent of the target number of shares, with a maximum of approximately 32,000 shares to be delivered in payment under the awards in December 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The per-share fair value of performance share awards granted during the years ended September 30, 2020, 2019 and 2018 was $265.04, $155.04 and $219.04, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2020	2019	2018
Average risk-free interest rate	1.58%	2.77%	1.88%
Expected dividend yield	2.06%	2.24%	1.72%
Expected volatility	25%	23%	22%

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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2020, 2019 and 2018 was $200.36, $170.75 and $188.41, respectively. The total fair value of shares vested during the years ended September 30, 2020, 2019, and 2018 was $8.7 million, $7.8 million, and $7.2 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2020 is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2019	142	$160.14
Granted	71	200.36
Vested	(44)	139.49
Forfeited	(6)	180.80
Outstanding at September 30, 2020	163	$182.66

We also granted approximately 6,900 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2020. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2020, 2019, and 2018 was $171.51, $182.39 and $183.76, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2020, 2019 or 2018. We made a voluntary contribution of $50.0 million to our U.S. qualified pension plan in 2020. We did not make voluntary contributions to our U.S. qualified pension plan in 2019 or 2018.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. However, effective from May 2020 through November 2020, we temporarily suspended the 401(k) matching contribution for all U.S. employees to address the then-current and anticipated economic conditions resulting from the global COVID-19 pandemic. Expense related to these plans was $50.9 million in 2020, $53.1 million in 2019, and $47.0 million in 2018.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost	$91.1	$78.2	$88.9	$1.0	$0.9	$1.3
Interest cost	136.4	158.3	155.3	1.6	2.3	2.4
Expected return on plan assets	(244.8)	(244.7)	(244.8)	—	—	—
Amortization:
Prior service cost (credit)	0.9	1.2	0.6	(5.4)	(5.4)	(5.5)
Net actuarial loss	147.3	77.8	113.4	1.4	0.9	1.7
Settlements	—	1.2	0.7	—	—	—
Net periodic benefit cost (income)	$130.9	$72.0	$114.1	$(1.4)	$(1.3)	$(0.1)

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other (expense) income in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining net periodic benefit cost (income) are (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
U.S. Plans
Discount rate	3.30%	4.35%	3.90%	2.90%	4.15%	3.40%
Expected return on plan assets	7.50%	7.50%	7.50%	—	—	—
Compensation increase rate	3.40%	3.50%	3.50%	—	—	—
Non-U.S. Plans
Discount rate	1.60%	2.48%	2.30%	2.65%	3.30%	3.20%
Expected return on plan assets	5.11%	5.22%	5.19%	—	—	—
Compensation increase rate	3.06%	3.02%	2.99%	—	—	—

Net Benefit Obligation
Benefit obligation, plan assets, funded status and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Benefit obligation at beginning of year	$4,907.3	$4,259.5	$60.7	$62.4
Service cost	91.1	78.2	1.0	0.9
Interest cost	136.4	158.3	1.6	2.3
Actuarial losses (gains)	154.1	720.4	(1.4)	4.7
Acquisitions	(0.6)	—	—	—
Plan amendments	—	(4.9)	—	—
Plan participant contributions	3.1	3.4	3.0	3.4
Benefits paid	(285.0)	(263.1)	(7.8)	(12.8)
Settlements	(10.5)	(6.2)	—	—
Currency translation and other	31.0	(38.3)	(0.1)	(0.2)
Benefit obligation at end of year	5,026.9	4,907.3	57.0	60.7
Plan assets at beginning of year	3,753.1	3,754.8	—	—
Actual return on plan assets	266.0	263.6	—	—
Company contributions	84.1	30.9	4.8	9.4
Plan participant contributions	3.1	3.4	3.0	3.4
Benefits paid	(285.0)	(263.1)	(7.8)	(12.8)
Settlements	(10.5)	(6.2)	—	—
Currency translation and other	27.2	(30.3)	—	—
Plan assets at end of year	3,838.0	3,753.1	—	—
Funded status of plans	$(1,188.9)	$(1,154.2)	$(57.0)	$(60.7)

Net amount on balance sheet consists of:
Other assets	$27.9	$6.5	$—	$—
Compensation and benefits	(13.9)	(12.7)	(5.8)	(7.3)
Retirement benefits	(1,202.9)	(1,148.0)	(51.2)	(53.4)
Net amount on balance sheet	$(1,188.9)	$(1,154.2)	$(57.0)	$(60.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial losses recorded in 2020 were primarily the result of a decrease in the discount rate for U.S. Plans, which decreased from 3.30% in 2019 to 2.90% in 2020. The actuarial losses recorded in 2019 were primarily the result of a decrease in the discount rate for U.S. Plans, which decreased from 4.35% in 2018 to 3.30% in 2019. Approximately 76 percent of our 2020 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Prior service cost (credit)	$3.3	$2.7	$—	$(4.1)
Net actuarial loss	1,262.1	1,127.7	5.8	7.4
Total	$1,265.4	$1,130.4	$5.8	$3.3

During 2020, we recognized prior service credits of $4.5 million ($3.5 million net of tax) and net actuarial losses of $148.7 million ($113.0 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2019.
The accumulated benefit obligation for our pension plans was $4,638.1 million and $4,548.8 million at September 30, 2020 and 2019, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2020	2019
Projected benefit obligation	$4,482.0	$4,607.4
Fair value of plan assets	3,265.2	3,446.7
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2020	2019
Accumulated benefit obligation	$4,113.4	$4,019.7
Fair value of plan assets	3,265.2	3,205.2

Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
U.S. Plans
Discount rate	2.90%	3.30%	2.15%	2.90%
Compensation increase rate	3.40%	3.40%	—	—
Health care cost trend rate(1)	—	—	6.25%	6.50%
Non-U.S. Plans
Discount rate	1.56%	1.60%	2.20%	2.65%
Compensation increase rate	2.90%	3.06%	—	—
Health care cost trend rate(1)	—	—	4.50%	4.50%

(1)
The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will decrease to 5.00% in 2022 for U.S. Plans and will not change in 2021 for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Payments
We expect to contribute $83.8 million related to our global pension plans and $5.8 million to our postretirement benefit plans in 2021.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2021	$335.2	$5.8
2022	324.6	5.7
2023	301.1	5.4
2024	302.3	5.1
2025	302.3	4.7
2026-2030	1,468.0	18.9

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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2020	2019
Equity securities	40%	–	65%	54%	50%	49%
Debt securities	30%	–	50%	38%	43%	44%
Other	0%	–	15%	7%	7%	7%

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
As of September 30, 2020 and 2019, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2020 and 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity securities:
Mutual funds	112.4	—	—	112.4
Common stock	947.7	—	—	947.7
Common collective trusts	—	467.4	—	467.4
Fixed income securities:
Corporate debt	—	699.3	—	699.3
Government securities	244.7	133.1	—	377.8
Common collective trusts	—	169.0	—	169.0
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,306.2	$1,468.8	$0.9	2,775.9
U.S. Plans investments measured at NAV:
Private equity				23.5
Alternative equity				18.4
Total U.S. Plans investments				2,817.8
Non-U.S. Plans
Cash and cash equivalents	$1.9	$—	$—	1.9
Equity securities:
Common stock	62.4	—	—	62.4
Common collective trusts	—	329.3	—	329.3
Fixed income securities:
Corporate debt	—	65.6	—	65.6
Government securities	1.1	—	—	1.1
Common collective trusts	—	350.9	—	350.9
Other types of investments:
Real estate funds	—	78.9	—	78.9
Insurance contracts	—	—	110.2	110.2
Other	—	—	4.6	4.6
Total Non-U.S. Plans investments in fair value hierarchy	$65.4	$824.7	$114.8	1,004.9
Non-U.S. Plans investments measured at NAV:
Real estate funds				15.3
Total Non-U.S. Plans investments				1,020.2
Total investments measured at fair value				$3,838.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$2.6	$—	$—	$2.6
Equity securities:
Mutual funds	129.7	—	—	129.7
Common stock	919.7	—	—	919.7
Common collective trusts	—	419.0	—	419.0
Fixed income securities:
Corporate debt	—	698.7	—	698.7
Government securities	285.1	130.0	—	415.1
Common collective trusts	—	138.4	—	138.4
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,337.1	$1,386.1	$0.9	2,724.1
U.S. Plans investments measured at NAV:
Private equity				31.6
Alternative equity				25.6
Total U.S. Plans investments				2,781.3
Non-U.S. Plans
Cash and cash equivalents	$16.6	$—	$—	16.6
Equity securities:
Common stock	63.4	—	—	63.4
Common collective trusts	—	304.5	—	304.5
Fixed income securities:
Corporate debt	—	61.2	—	61.2
Government securities	1.3	—	—	1.3
Common collective trusts	—	329.7	—	329.7
Other types of investments:
Real estate funds	—	85.1	—	85.1
Insurance contracts	—	—	95.4	95.4
Other	—	—	4.5	4.5
Total Non-U.S. Plans investments in fair value hierarchy	$81.3	$780.5	$99.9	961.7
Non-U.S. Plans investments measured at NAV:
Real estate funds				10.1
Total Non-U.S. Plans investments				971.8
Total investments measured at fair value				$3,753.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2020:

	Balance October 1, 2019	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2020
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	95.4	—	13.0	1.8	110.2
Other	4.5	—	0.1	—	4.6
	$100.8	$—	$13.1	$1.8	$115.7
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2019:

	Balance October 1, 2018	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2019
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	79.1	—	14.3	2.0	95.4
Other	4.6	—	(0.1)	—	4.5
	$84.6	$—	$14.2	$2.0	$100.8

15. Other (Expense) Income
The components of other (expense) income are (in millions):

	2020	2019	2018
Interest income	$5.5	$11.1	$24.4
Royalty income	8.9	10.2	9.7
Legacy product liability and environmental (charges) benefit	(14.5)	(22.1)	2.6
Non-operating pension and postretirement benefit (cost) credit	(37.4)	8.4	(23.8)
Other	7.8	(1.5)	3.9
Other (expense) income	$(29.7)	$6.1	$16.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes
Selected income tax data (in millions):

	2020	2019	2018
Components of income before income taxes:
United States	$556.2	$280.8	$721.6
Non-United States	579.9	620.2	609.2
Total	$1,136.1	$901.0	$1,330.8

Components of the income tax provision:
Current:
United States	$68.1	$105.6	$475.3
Non-United States	96.6	112.1	131.4
State and local	13.9	16.5	18.1
Total current	178.6	234.2	624.8
Deferred:
United States	(32.8)	(27.0)	118.6
Non-United States	(24.7)	(0.1)	48.0
State and local	(8.2)	(1.9)	3.9
Total deferred	(65.7)	(29.0)	170.5
Income tax provision	$112.9	$205.2	$795.3

Total income taxes paid	$187.9	$293.3	$222.9

Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2020	2019	2018
Statutory tax rate	21.0%	21.0%	24.5%
State and local income taxes	0.8	0.1	1.0
Non-United States taxes	(5.2)	(4.8)	(4.4)
Repatriation of foreign earnings	1.3	2.8	4.2
Foreign-derived intangible income	(1.0)	(1.6)	—
Impact of the Tax Act	—	—	36.6
Sensia formation	(1.1)	—	—
Change in valuation allowance(a)	(2.7)	7.6	0.7
Share-based compensation	(1.9)	(0.9)	(1.3)
Research and development tax credit	(1.1)	(1.2)	(1.3)
Other	(0.2)	(0.2)	(0.2)
Effective income tax rate	9.9%	22.8%	59.8%

(a) During fiscal year 2020, we reversed a portion of our valuation allowance against deferred tax assets associated with the change in fair value of the PTC Shares. This resulted in a decrease to the effective tax rate of 2.7% and a corresponding valuation allowance of $30.1 million, as described further in the table below.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs. The program which generates the primary benefit has been extended, conditional upon meeting certain additional requirements, to 2032. The tax benefit attributable to these programs was $59.1 million ($0.51 per diluted share) in 2020, $55.1 million ($0.46 per diluted share) in 2019 and $52.3 million ($0.41 per diluted share) in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) were (in millions):

	2020	2019
Deferred income tax assets:
Compensation and benefits	$6.0	$6.0
Inventory	10.5	11.1
Returns, rebates and incentives	34.5	29.8
Retirement benefits	306.8	298.5
Environmental remediation and other site-related costs	23.8	26.2
Share-based compensation	18.6	21.6
Other accruals and reserves	68.4	46.9
Investments	31.6	69.6
Net operating loss carryforwards	31.1	18.5
Tax credit carryforwards	17.3	16.5
Capital loss carryforwards	10.8	9.5
Other	16.8	10.7
Subtotal	576.2	564.9
Valuation allowance	(58.0)	(93.8)
Net deferred income tax assets	518.2	471.1
Deferred income tax liabilities:
Property	(48.0)	(55.8)
Intangible assets	(25.3)	(24.4)
Unremitted earnings of foreign subsidiaries	(28.3)	(25.5)
Other	(1.0)	(1.3)
Deferred income tax liabilities	(102.6)	(107.0)
Total net deferred income tax assets	$415.6	$364.1

We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2020 were (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$19.0	$5.8	2021	-	2030
Non-United States net operating loss carryforward	4.9	4.0	Indefinite
Non-United States capital loss carryforward	10.8	10.8	Indefinite
United States credit carryforward	1.1	1.1	2021		2030
United States net operating loss carryforward	0.3	—	2021	-	2036
State and local net operating loss carryforward	6.9	1.4	2021	-	2038
State tax credit carryforward	16.2	0.7	2021	-	2035
Subtotal	59.2	23.8
Other deferred tax assets	34.2	34.2	Indefinite
Total	$93.4	$58.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2020	2019	2018
Gross unrecognized tax benefits balance at beginning of year	$19.9	$20.1	$31.1
Additions based on tax positions related to the current year	—	—	—
Additions based on tax positions related to prior years	5.6	—	3.0
Reductions based on tax positions related to prior years	—	—	(1.1)
Reductions related to settlements with taxing authorities	—	—	(11.3)
Reductions related to lapses of statute of limitations	—	(0.2)	(1.6)
Effect of foreign currency translation	—	—	—
Gross unrecognized tax benefits balance at end of year	$25.5	$19.9	$20.1

The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $25.5 million, $19.9 million and $20.1 million at September 30, 2020, 2019 and 2018, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $4.0 million and $3.3 million at September 30, 2020 and 2019, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were ($0.7) million, ($0.8) million and $1.5 million in 2020, 2019 and 2018, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $24.6 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $26.8 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2009.
Income tax liabilities of $296.0 million and $327.2 million related to the U.S. transition tax under the Tax Act that are payable greater than 12 months from September 30, 2020, and 2019, respectively, are recorded in other liabilities in the Consolidated Balance Sheet.
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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $59.2 million and $56.3 million as of September 30, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2020 and 2019. Conditional asset retirement obligations, net of related expected recoveries, were $22.8 million and $21.5 million as of September 30, 2020 and 2019, respectively.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of September 30, 2020, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period.
18. Leases
We have operating leases primarily for real estate, vehicles and equipment. Our leases have remaining lease terms from less than one year to approximately 17 years. We do not have a material amount of finance leases.
We elected the package of practical expedients permitted under the transition guidance within the new standard on accounting for leases, which allows the Company to carry forward the historical assessments of whether contracts are, or contain, leases, lease classification and initial direct costs. We also elected to not record lease ROU assets or lease liabilities for leases with an original

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of 12 months or less. We elected to use the remaining lease term for purposes of calculating the incremental borrowing rate upon transition.
The components of lease expense were as follows (in millions):

2020
Operating lease expense(1)	$104.6
Variable lease expense(2)	15.6
Total lease expense	$120.2
(1) Operating lease expense includes short-term lease expense which was not material.
(2) Variable lease expense includes sublease income which was not material.

Rental expense accounted for under the previous accounting standard was $119.0 million in 2019 and $120.3 million in 2018.

Supplemental balance sheet information related to leases was as follows (in millions):

2020
Weighted average remaining lease term	6.3 years
Weighted average discount rate	1.84%

Maturities of lease liabilities as of September 30, 2020, were as follows (in millions):

2021	$93.7
2022	78.4
2023	60.6
2024	43.0
2025	28.2
Thereafter	83.1
Total undiscounted lease payments	$387.0
Less imputed interest	(22.6)
Total operating lease liabilities	$364.4

Undiscounted maturities of operating leases accounted for under the previous accounting standard as of September 30, 2019, were as follows (in millions):

2020	$90.6
2021	72.6
2022	51.8
2023	36.7
2024	26.4
Thereafter	63.8
Total minimum lease payments	$341.9

Supplemental cash flow information related to leases was as follows (in millions):

2020
Cash paid for amounts included in the measurement of operating lease liabilities	$103.6
Operating right-of-use assets obtained in exchange for lease obligations	131.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Business Segment Information
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

Starting in fiscal 2021, we have three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. The Intelligent Devices segment includes drives, motion, safety, sensing, industrial components, and configured-to-order products. The Software & Control segment includes control and visualization software and hardware, information software, and network and security infrastructure. The Lifecycle Services segment includes consulting, professional services and solutions, connected services, and maintenance services, as well as the Sensia joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the sales and operating results of our reportable segments (in millions):

	2020	2019	2018
Sales:
Architecture & Software	$2,832.9	$3,021.9	$3,050.2
Control Products & Solutions	3,496.9	3,672.9	3,615.8
Total	$6,329.8	$6,694.8	$6,666.0
Segment operating earnings:
Architecture & Software	$795.2	$874.8	$897.9
Control Products & Solutions	462.7	598.8	543.9
Total	1,257.9	1,473.6	1,441.8
Purchase accounting depreciation and amortization	(41.4)	(16.6)	(17.4)
General corporate - net	(98.9)	(108.8)	(100.0)
Non-operating pension and postretirement benefit (cost) credit	(37.4)	8.4	(23.8)
Costs related to unsolicited Emerson proposals	—	—	(11.2)
Gain (loss) on investments	153.9	(402.2)	123.7
Valuation adjustments related to the registration of PTC Shares	—	33.7	(33.7)
Interest (expense) income - net	(98.0)	(87.1)	(48.6)
Income before income taxes	$1,136.1	$901.0	$1,330.8

Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, costs related to corporate offices, certain corporate initiatives, costs related to the unsolicited Emerson proposals in the first quarter of fiscal 2018, non-operating pension and postretirement benefit credit (cost), gains and losses on investments, valuation adjustments related to the registration of PTC Shares, interest (expense) income - net, income taxes, and gains and losses from the disposition of businesses. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments using a methodology consistent with the expected benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2020, 2019 and 2018 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate (in millions):

	2020	2019	2018
Identifiable assets:
Architecture & Software	$1,793.6	$1,410.5	$1,788.9
Control Products & Solutions	2,791.0	2,114.8	2,094.9
Corporate	2,680.1	2,587.7	2,378.2
Total	$7,264.7	$6,113.0	$6,262.0
Depreciation and amortization:
Architecture & Software	$61.5	$63.8	$72.5
Control Products & Solutions	68.0	69.6	72.4
Corporate	1.8	2.2	2.3
Total	131.3	135.6	147.2
Purchase accounting depreciation and amortization	41.4	16.6	17.4
Total	$172.7	$152.2	$164.6
Capital expenditures for property:
Architecture & Software	$33.3	$57.7	$29.4
Control Products & Solutions	61.6	68.9	38.5
Corporate	19.0	6.2	57.6
Total	$113.9	$132.8	$125.5

Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $258.2 million, $244.7 million and $234.4 million at September 30, 2020, 2019 and 2018, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures include $19.0 million, $6.2 million and $57.6 million in 2020, 2019 and 2018, respectively, that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2020	2019	2018	2020	2019	2018
North America	$3,760.2	$4,014.3	$3,964.1	$429.4	$443.8	$450.2
Europe, Middle East and Africa	1,249.3	1,249.8	1,286.8	81.9	60.5	53.3
Asia Pacific	868.7	908.6	933.3	42.8	41.9	42.9
Latin America	451.6	522.1	481.8	20.3	25.7	30.4
Total	$6,329.8	$6,694.8	$6,666.0	$574.4	$571.9	$576.8

We attribute sales to the geographic regions based on the country of destination. Sales in North America include $3,425.1 million related to the U.S.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. In other countries, we sell through a combination of our direct sales force and to a lesser extent, through independent distributors. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2020, 2019 and 2018, which are attributable to both segments, were approximately 10 percent of our total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Quarterly Financial Information (Unaudited)

	2020 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2020
Sales	$1,684.5	$1,681.3	$1,394.0	$1,570.0	$6,329.8
Gross profit	702.9	698.8	554.2	639.3	2,595.2
Income before income taxes	334.6	167.4	334.5	299.6	1,136.1
Net income attributable to Rockwell Automation, Inc.	310.7	132.2	317.8	262.7	1,023.4
Earnings per share:
Basic	2.68	1.14	2.74	2.26	8.83
Diluted	2.66	1.13	2.73	2.25	8.77

	2019 Quarters
(in millions, except per share amounts)	First	Second	Third	Fourth	2019
Sales	$1,642.3	$1,657.2	$1,665.1	$1,730.2	$6,694.8
Gross profit	738.7	708.2	730.3	722.9	2,900.1
Income before income taxes	120.8	402.4	321.4	56.4	901.0
Net income	80.3	346.0	261.4	8.1	695.8
Earnings per share:
Basic	0.67	2.91	2.22	0.07	5.88
Diluted	0.66	2.88	2.20	0.07	5.83
Note: The sum of the quarterly per share amounts will not necessarily equal the annual per share amounts presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2020, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective October 1, 2019, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisitions - Sensia Joint Venture (Valuation of Customer Relationship Assets) - Refer to Note 4 to the financial statements
Critical Audit Matter Description
In conjunction with the Sensia joint venture formation, the Company applied the acquisition method of accounting to Schlumberger's contributed businesses. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of $254 million, of which $189 million related to customer relationship assets. Management estimated the fair value of the customer relationships using the income approach, specifically the multi-period excess earnings method. The fair value determination of the customer relationships required management to make significant estimates and assumptions related to forecasted cash flows attributable to the existing customers, customer attrition rates, and discount rates.
Attrition rates ranging from 7.5% to 25% were used in valuing the customer relationship assets. A change in the customer attrition rate of 250 basis points would result in a change of $40 million in intangible assets.
We identified the purchase accounting valuation of customer relationships as a critical audit matter due to subjective judgment required to evaluate the significant estimates made in determining fair value, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s key assumptions and estimates related to forecasts of cash flows attributable to the existing customers, customer attrition rates and discount rates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of customer relationship assets contributed by Schlumberger to Sensia included the following, among others:

•
We tested the effectiveness of controls over the valuation of the customer relationship intangible assets, including management’s controls over the development of key judgments including forecasts of future cash flows and customer attrition rates and discount rates.

•
We assessed the reasonableness of the forecasts of future cash flows attributable to the existing customers by comparing the projections to historical results, industry data, and certain peer companies.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) customer attrition rates by testing the mathematical accuracy of the rate used and comparing it to historical customer attrition data; and (3) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

Goodwill Valuation - Sensia Reporting Unit - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company performed an impairment evaluation of the goodwill for the Sensia reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. In order to estimate the fair value of the reporting unit, management is required to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest Taxes Depreciation & Amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The goodwill balance was $1,650 million as of September 30, 2020, of which $314 million related to the Sensia reporting unit. The Company tests for goodwill impairment during the second quarter of each year. As of the annual measurement date, the Company determined that the fair value of the Sensia reporting unit exceeded its carrying value and therefore no impairment was recognized.
We identified the impairment evaluation of goodwill for the Sensia reporting unit as a critical audit matter because of the inherent subjectivity involved in management’s estimates and assumptions related to the discount rate and forecasts of future revenues and EBITDA margins. The audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate and forecasts of future revenues and EBITDA margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate and forecasts of future revenues and EBITDA margins for the Sensia reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate and management’s development of forecasts of future revenues and EBITDA margins.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and its peer companies, including the impact of economic factors on Sensia’s Oil & Gas customers.

•	We evaluated the impact of changes in management’s forecasts from the annual measurement date to September 30, 2020.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by (1) testing the source information underlying the determination of the discount rate; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 10, 2020
We have served as the Company’s auditor since 1967.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2020, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.
The effectiveness of our internal control over financial reporting, as of September 30, 2020, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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
The following table provides information, as of September 30, 2020, about our common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	3,711,531	(1)	$164.81	(2)	12,930,531	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	3,711,531		$164.81		12,930,531

(1)
Represents outstanding options, shares issuable in payment of outstanding performance shares (at maximum payout) and restricted stock units under our 2020 Long-Term Incentives Plan, 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, and 2003 Directors Stock Plan.

(2)	Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted stock units.

(3)	Represents shares available for future issuance under our 2020 Long-Term Incentives Plan.

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

PART IV
Item 15.     Exhibits and Financial Statement Schedule

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)

(2)	Financial Statement Schedule for the years ended September 30, 2020, 2019 and 2018

Page
Schedule II—Valuation and Qualifying Accounts	S-1
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

4-a-5	Form of certificate for the Company’s 2.050% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-6	Form of certificate for the Company’s 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-7	Form of certificate for the Company’s 3.500% Notes due March 1, 2029, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
4-a-8	Form of certificate for the Company’s 4.200% Notes due March 1, 2049, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
4-a-9	Description of the Company’s Securities filed as Exhibit 4-a-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, is hereby incorporated by reference.
*10-a-1	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.

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

*10-a-7	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2020.
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

*10-b-10
Form of Restricted Stock Agreement under the Company’s 2012 Long-Term Incentives Plan for certain awards of shares of restricted stock to executive officers of the Company after October 29, 2019, filed as Exhibit 10-b-10 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, is hereby incorporated by reference.

*10-b-11	Copy of the Company’s 2020 Long-Term Incentives Plan filed as Appendix A to the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareowners is hereby incorporated by reference.

*10-b-12
Form of Restricted Stock Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of shares of restricted stock to executive officers of the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, is hereby incorporated by reference.

*10-b-13	Form of Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company.
*10-b-14
Form of Global Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company after December 9, 2020.

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

*10-d-1	Copy of the Company’s Incentive Compensation Plan effective October 1, 2020.
*10-d-2
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

10-j-2
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
Patrick P. Goris
Senior Vice President and
Chief Financial Officer
Dated: November 10, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of November 2020 by the following persons on behalf of the registrant and in the capacities indicated.

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

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2020, 2019 and 2018

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
Description
Year ended September 30, 2020
Allowance for doubtful accounts(a)	$17.4	$7.0	$1.1	$10.3	$15.2
Valuation allowance for deferred tax assets	93.8	3.0	0.2	39.0	58.0
Year ended September 30, 2019
Allowance for doubtful accounts(a)	$17.1	$6.1	$—	$5.8	$17.4
Valuation allowance for deferred tax assets	27.0	69.3	—	2.5	93.8
Year ended September 30, 2018
Allowance for doubtful accounts(a)	$24.9	$0.1	$—	$7.9	$17.1
Valuation allowance for deferred tax assets	18.6	8.9	—	0.5	27.0

(a)	Includes allowances for current and other long-term receivables.

(b)
Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

**10-a-7	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2020.

**10-b-13	Form of Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company.

**10-b-14
Form of Global Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company after December 9, 2020.

**10-d-1	Copy of the Company’s Incentive Compensation Plan effective October 1, 2020.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.
**	Management contract or compensatory plan or arrangement.