Form 10-Q
period 2020-12-31
ROCKWELL AUTOMATION, INC
filed 2021-01-26
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
116,155,081 shares of registrant’s Common Stock were outstanding on December 31, 2020.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$730.4	$704.6
Receivables	1,379.0	1,249.1
Inventories	640.6	584.0
Other current assets	182.1	148.1
Total current assets	2,932.1	2,685.8
Property, net of accumulated depreciation of $1,719.9 and $1,674.9, respectively	567.7	574.4
Operating lease right-of-use assets	341.4	342.9
Goodwill	1,902.2	1,650.3
Other intangible assets, net	540.3	479.3
Deferred income taxes	351.5	415.6
Long-term investments	1,345.9	953.5
Other assets	189.9	162.9
Total	$8,171.0	$7,264.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$150.5	$24.6
Accounts payable	721.1	687.8
Compensation and benefits	211.0	197.0
Contract liabilities	383.6	325.3
Customer returns, rebates and incentives	212.0	199.6
Other current liabilities	510.4	376.5
Total current liabilities	2,188.6	1,810.8
Long-term debt	1,980.3	1,974.7
Retirement benefits	1,287.2	1,284.0
Operating lease liabilities	268.2	274.7
Other liabilities	572.9	573.7
Commitments and contingent liabilities (Note 13)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,856.3	1,830.7
Retained earnings	7,608.8	7,139.8
Accumulated other comprehensive loss	(1,527.3)	(1,614.2)
Common stock in treasury, at cost (shares held: 65.2 and 65.2, respectively)	(6,561.6)	(6,509.9)
Shareowners’ equity attributable to Rockwell Automation, Inc.	1,557.6	1,027.8
Noncontrolling interests	316.2	319.0
Total shareowners’ equity	1,873.8	1,346.8
Total	$8,171.0	$7,264.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2020	2019
Sales
Products and solutions	$1,394.2	$1,508.9
Services	171.1	175.6
	1,565.3	1,684.5
Cost of sales
Products and solutions	(806.5)	(866.0)
Services	(112.3)	(115.6)
	(918.8)	(981.6)
Gross profit	646.5	702.9
Selling, general and administrative expenses	(374.6)	(403.2)
Change in fair value of investments	390.4	71.0
Other income (expense) (Note 11)	61.0	(9.7)
Interest expense	(22.6)	(26.4)
Income before income taxes	700.7	334.6
Income tax provision (Note 14)	(110.3)	(19.2)
Net income	590.4	315.4
Net (loss) income attributable to noncontrolling interests	(2.9)	4.7
Net income attributable to Rockwell Automation, Inc.	$593.3	$310.7
Earnings per share:
Basic	$5.11	$2.68
Diluted	$5.06	$2.66
Weighted average outstanding shares:
Basic	116.1	115.7
Diluted	117.1	116.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Net income	$590.4	$315.4
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($8.2) and ($7.9))	27.6	27.4
Currency translation adjustments	69.2	22.1
Net change in unrealized gains and losses on cash flow hedges (net of tax benefit of $3.7 and $1.1)	(9.8)	(2.5)
Other comprehensive income	87.0	47.0
Comprehensive income	677.4	362.4
Comprehensive (loss) income attributable to noncontrolling interests	(2.8)	5.0
Comprehensive income attributable to Rockwell Automation, Inc.	$680.2	$357.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2020	2019
Operating activities:
Net income	$590.4	$315.4
Adjustments to arrive at cash provided by operating activities:
Depreciation	29.9	30.2
Amortization of intangible assets	14.1	11.7
Change in fair value of investments	(390.4)	(71.0)
Share-based compensation expense	11.5	11.5
Retirement benefit expense	30.0	31.8
Pension contributions	(8.8)	(7.1)
Net loss on disposition of property	0.1	—
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(85.5)	(85.0)
Inventories	(40.3)	1.7
Accounts payable	20.9	(0.4)
Contract liabilities	51.4	37.3
Compensation and benefits	7.3	(38.6)
Income taxes	72.8	(17.3)
Other assets and liabilities	43.1	10.9
Cash provided by operating activities	346.5	231.1
Investing activities:
Capital expenditures	(27.1)	(37.0)
Acquisition of businesses, net of cash acquired	(283.1)	(238.5)
Purchases of investments	—	(1.0)
Proceeds from maturities of investments	—	5.4
Proceeds from sale of investments	—	37.9
Proceeds from sale of property	0.1	0.2
Cash used for investing activities	(310.1)	(233.0)
Financing activities:
Net issuance of short-term debt	125.9	23.5
Cash dividends	(124.3)	(117.9)
Purchases of treasury stock	(83.5)	(106.0)
Proceeds from the exercise of stock options	48.9	104.8
Other financing activities	(4.2)	—
Cash used for financing activities	(37.2)	(95.6)
Effect of exchange rate changes on cash	26.6	5.3
Increase (decrease) in cash, cash equivalents, and restricted cash	25.8	(92.2)
Cash, cash equivalents, and restricted cash at beginning of period	730.4	1,018.4
Cash, cash equivalents, and restricted cash at end of period	$756.2	$926.2
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$730.4	$926.2
Restricted cash, noncurrent (Other assets)	25.8	—
Total cash, cash equivalents, and restricted cash	$756.2	$926.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	593.3	—	—	593.3	(2.9)	590.4
Other comprehensive income (loss)	—	—	—	86.9	—	86.9	0.1	87.0
Common stock issued (including share-based compensation impact)	—	25.6	—	—	36.0	61.6	—	61.6
Share repurchases	—	—	—	—	(87.7)	(87.7)	—	(87.7)
Cash dividends declared (1)	—	—	(124.3)	—	—	(124.3)	—	(124.3)
Balance at December 31, 2020	$181.4	$1,856.3	$7,608.8	$(1,527.3)	$(6,561.6)	$1,557.6	$316.2	$1,873.8

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income	—	—	310.7	—	—	310.7	4.7	315.4
Other comprehensive income (loss)	—	—	—	46.7	—	46.7	0.3	47.0
Common stock issued (including share-based compensation impact)	—	16.3	—	—	101.1	117.4	—	117.4
Share repurchases	—	—	—	—	(100.2)	(100.2)	—	(100.2)
Cash dividends declared (1)	—	—	(117.9)	—	—	(117.9)	—	(117.9)
Adoption of accounting standards	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	50.1	—	3.8	—	53.9	314.5	368.4
Balance at December 31, 2019	$181.4	$1,775.5	$6,782.0	$(1,584.3)	$(6,437.6)	$717.0	$319.5	$1,036.5
(1) Cash dividends were $1.07 per share and $1.02 per share in the periods ending December 31, 2020 and 2019, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The results of operations for the three-month period ended December 31, 2020, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances, historic writeoff experience, and economic conditions and expected changes in market conditions. Receivables are stated net of an allowance for doubtful accounts of $14.4 million at December 31, 2020, and $15.2 million at September 30, 2020. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $9.4 million at December 31, 2020, and $8.1 million at September 30, 2020. The changes to our allowance for doubtful accounts during the three months ended December 31, 2020, were not material and primarily consisted of current-period provisions, writeoffs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Net income attributable to Rockwell Automation	$593.3	$310.7
Less: Allocation to participating securities	(0.7)	(0.3)
Net income available to common shareowners	$592.6	$310.4
Basic weighted average outstanding shares	116.1	115.7
Effect of dilutive securities
Stock options	0.9	0.9
Performance shares	0.1	—
Diluted weighted average outstanding shares	117.1	116.6
Earnings per share:
Basic	$5.11	$2.68
Diluted	$5.06	$2.66
For the three months ended December 31, 2020, there were 0.2 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For the three months ended December 31, 2019, 2.4 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $21.5 million and $10.9 million were accrued within accounts payable and other current liabilities at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, there were $4.2 million and $3.5 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required under accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Any excess in carrying value over the estimated fair value is charged to results of operations. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. When performing the quantitative goodwill impairment test, we determine the fair value of each reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies. Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and margins, discount rates, and terminal value. Forecasted future revenue growth rates and margins are based on management’s best estimate about current and future conditions. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data. The terminal value is estimated following common methodology of calculating the present value of estimated perpetual cash flow beyond the last projected period assuming constant discount and long-term growth rates. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued a new standard on accounting for leases that requires lessees to recognize right-of-use assets and lease liabilities for most leases, among other changes to existing lease accounting guidance. The new standard also requires additional qualitative and quantitative disclosures about leasing activities. We adopted the new standard using the modified retrospective transition method, which resulted in an immaterial cumulative-effect adjustment to the opening balance of retained earnings as of October 1, 2019, our adoption date. The amounts of lease right-of-use assets and corresponding lease liabilities recorded in the Consolidated Balance Sheet upon adoption were $316 million and $329 million, respectively. We have implemented necessary changes to accounting policies, processes, controls and systems to enable compliance with this new standard.
In February 2018, the FASB issued a new standard regarding the reporting of comprehensive loss, which gives entities the option to reclassify tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) stranded in accumulated other comprehensive loss into retained earnings. We adopted the new standard as of October 1, 2019, and elected to reclassify tax effects of $147 million from accumulated other comprehensive loss into retained earnings.
In June 2016, the FASB issued a new standard that requires companies to utilize a current expected credit losses impairment (CECL) model for certain financial assets, including trade and other receivables. The CECL model requires that estimated expected credit losses, including allowance for doubtful accounts, consider a broader range of information such as economic conditions and expected changes in market conditions. We adopted the new standard as of October 1, 2020. The adoption of this standard did not have a material impact on our Consolidated financial statements.

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
Our products include hardware, software, and configured-to-order products. Our solutions include custom-engineered systems and software. Our services include customer technical support and repair, asset management and optimization consulting, and training. Also included in our services is a portion of revenue related to spare parts that are managed within our services offering.
Our operations are comprised of the Intelligent Devices segment, Software & Control segment, and Lifecycle Services segment. Revenue from the Intelligent Devices and Software & Control segments is predominantly comprised of product sales which are recognized at a point in time. The Software & Control segment also contains revenue from software products which may be recognized over time if certain criteria are met. Revenue from the Lifecycle Services segment is predominantly comprised of solutions and services which are primarily recognized over time. See Note 16 for more information.
Unfulfilled Performance Obligations
As of December 31, 2020, we expect to recognize approximately $580 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $340 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2020.
Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination. Information for the three months ended December 31, 2019, has been recast to reflect our new operating segments. See Note 15 for further information on our change in operating segments.

	Three Months Ended December 31, 2020
	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$449.3	$266.4	$196.6	$912.3
Europe, Middle East and Africa (EMEA)	130.3	84.8	105.6	320.7
Asia Pacific	91.8	62.6	67.5	221.9
Latin America	50.3	27.2	32.9	110.4
Total Company Sales	$721.7	$441.0	$402.6	$1,565.3

	Three Months Ended December 31, 2019
	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$486.7	$279.8	$240.4	$1,006.9
Europe, Middle East and Africa (EMEA)	127.8	74.1	108.2	310.1
Asia Pacific	97.4	67.0	65.2	229.6
Latin America	64.7	31.6	41.6	137.9
Total Company Sales	$776.6	$452.5	$455.4	$1,684.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of December 31, 2020.

Below is a summary of our contract liabilities balance:

	December 31, 2020	December 31, 2019
Balance as of beginning of fiscal year	$325.3	$275.6
Balance as of end of period	383.6	319.2

The most significant changes in our contract liabilities balance during the three months ended December 31, 2020, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the three months ended December 31, 2020, we recognized revenue of approximately $113.4 million that was included in the contract liabilities balance at September 30, 2020. We did not have a material amount of revenue recognized in the three months ended December 31, 2020, from performance obligations satisfied or partially satisfied in previous periods.
3. Share-Based Compensation
We recognized $11.5 million of pre-tax share-based compensation expense during each of the three months ended December 31, 2020, and 2019, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2020		2019
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	195	$55.47	953	$35.86
Performance shares	44	298.10	37	265.04
Restricted stock and restricted stock units	126	245.07	45	193.70
Unrestricted stock	4	221.90	5	162.29
4. Inventories
Inventories consist of (in millions):

	December 31, 2020	September 30, 2020
Finished goods	$276.8	$243.0
Work in process	165.4	159.1
Raw materials	198.4	181.9
Inventories	$640.6	$584.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Acquisitions
In October 2020, we acquired Oylo, a privately-held industrial cybersecurity services provider based in Barcelona, Spain. We assigned the full amount of goodwill related to this acquisition to our Lifecycle Services segment.
In December 2020, we acquired Fiix Inc., a privately-held, artificial intelligence enabled computerized maintenance management system (CMMS) company based in Toronto, Ontario, Canada. We assigned the full amount of goodwill related to this acquisition to our Software & Control segment.
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the respective acquisition dates. The preliminary aggregate purchase price allocation for these acquisitions is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$6.2
All other assets	1.7
Goodwill	221.8
Intangible assets	72.1
Total assets acquired	301.8
Less: Liabilities assumed	(10.5)
Less: Deferred income taxes	(4.1)
Net assets acquired	$287.2

Purchase Consideration
Total purchase consideration, net of cash acquired	$287.2
Intangible assets identified include $72.1 million of customer relationships, technology, and trade names (approximately 11-year weighted average useful life). We assigned $12.4 million of goodwill to our Lifecycle Services segment and $209.4 million of goodwill to our Software & Control segment, which represents intangible assets that are not separable such as synergy effects. We do not expect the goodwill to be deductible for tax purposes.
The allocation of the purchase price to identifiable assets for these acquisitions are based on the preliminary valuations performed to determine the fair value of the net assets as of their respective acquisition dates. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.
Total sales from these acquisitions included in our consolidated results for the three months ended December 31, 2020, and their impact on proforma sales and earnings for the three months ended December 31, 2019, were not material. Acquisition-related costs recorded as expenses for these acquisitions in the three months ended December 31, 2020, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended December 31, 2020, are (in millions):

	Architecture & Software	Control Products & Solutions	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2020	$609.4	$1,040.9	$—	$—	$—	$1,650.3
Reallocation due to change in Segments	(609.4)	(1,040.9)	535.1	497.3	617.9	—
Acquisition of businesses	—	—	—	209.4	12.4	221.8
Translation	—	—	10.5	9.3	10.3	30.1
Balance as of December 31, 2020	$—	$—	$545.6	$716.0	$640.6	$1,902.2
During the first quarter of fiscal 2021, we changed our organizational structure resulting in three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. This change also resulted in the identification of new reporting units. We reassigned our goodwill balances to reflect this new structure using the relative fair value allocation approach required under U.S. GAAP. Under this approach, the fair values of each of our new reporting units were compared to the total fair value of their prior respective reporting units immediately prior to the reorganization to arrive at the reassigned goodwill balances. We determined the reporting unit fair values using the same approach for quantitative goodwill impairment tests described in Note 1 to the Consolidated Financial Statements. We also tested goodwill at the affected reporting units for impairment prior to and subsequent to the reassignment of goodwill and concluded that goodwill was not impaired.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events which would require interim quantitative testing occurred except as described above.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	December 31, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$192.7	$141.6	$51.1
Customer relationships	369.4	102.0	267.4
Technology	223.5	89.3	134.2
Trademarks	76.7	33.8	42.9
Other	15.5	14.5	1.0
Total amortized intangible assets	877.8	381.2	496.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$921.5	$381.2	$540.3

	September 30, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$192.7	$139.0	$53.7
Customer relationships	351.3	92.5	258.8
Technology	165.8	84.0	81.8
Trademarks	71.7	31.3	40.4
Other	14.4	13.5	0.9
Total amortized intangible assets	795.9	360.3	435.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$839.6	$360.3	$479.3
Estimated amortization expense is $59.5 million in 2021, $57.9 million in 2022, $56.6 million in 2023, $53.6 million in 2024, and $51.4 million in 2025.
7. Short-term Debt
Our short-term debt as of December 31, 2020, primarily consisted of $125.0 million of commercial paper borrowings and $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due September 30, 2021. The weighted average interest rate of the commercial paper outstanding at December 31, 2020 was 0.22 percent. There were no commercial paper borrowings outstanding at September 30, 2020. The short-term loans from Schlumberger were entered into following formation of Sensia in fiscal 2020.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2020	September 30, 2020
Unrealized losses on foreign exchange contracts	$60.0	$24.3
Product warranty obligations	19.7	20.8
Taxes other than income taxes	93.9	58.5
Accrued interest	29.8	14.9
Income taxes payable	111.4	79.8
Operating lease liabilities	94.0	89.7
Other	101.6	88.5
Other current liabilities	$510.4	$376.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Investments
Our investments consist of (in millions):

	December 31, 2020	September 30, 2020
Fixed income securities	$0.7	$0.6
Equity securities	1,265.7	875.3
Other	80.2	78.2
Total investments	1,346.6	954.1
Less: Short-term investments(1)	(0.7)	(0.6)
Long-term investments	$1,345.9	$953.5
(1) Short-term investments are included in other current assets in the Consolidated Balance Sheet.
Equity Securities
On July 19, 2018, we purchased 10,582,010 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") in a private placement at a purchase price of $94.50 per share for an aggregate purchase price of approximately $1.0 billion (the "Purchase"). The PTC Shares are considered equity securities. For a period of approximately 3 years after the Purchase, we are subject to entity-specific transfer restrictions subject to certain exceptions. Since the first anniversary of the Purchase, the Company has had the ability to transfer, in the aggregate in any 90-day period, a number of PTC Shares equal to up to 1.0 percent of PTC's total outstanding shares of common stock as of the first day in such 90-day period, but no more than 2.0 percent of PTC's total outstanding shares of common stock in each of the second year and the third year after the Purchase.
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
The PTC Shares are classified as level 1 in the fair value hierarchy and recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At December 31, 2020, the fair value of the PTC Shares was $1,265.7 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three months ended December 31, 2020, and 2019, we recorded gains of $390.4 million and $71.0 million related to the PTC Shares, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2020	2019
Service cost	$22.7	$22.8
Interest cost	31.3	34.2
Expected return on plan assets	(60.4)	(61.2)
Amortization:
Prior service cost	0.4	0.2
Net actuarial loss	36.7	36.8
Settlements	(0.2)	(0.7)
Net periodic benefit cost	$30.5	$32.1

	Other Postretirement Benefits
	Three Months Ended December 31,
	2020	2019
Service cost	$0.3	$0.3
Interest cost	0.3	0.4
Amortization:
Prior service credit	(1.4)	(1.4)
Net actuarial loss	0.3	0.4
Net periodic benefit credit	$(0.5)	$(0.3)
The service cost component is included in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in other income (expense) in the Consolidated Statement of Operations.

11. Other Income (Expense)
The components of other income (expense) are (in millions):

	Three Months Ended December 31,
	2020	2019
Interest income	$0.3	$2.4
Royalty income	2.1	2.5
Legacy product liability and environmental charges	(4.6)	(2.7)
Non-operating pension and postretirement benefit cost	(7.0)	(8.7)
Legal settlement (Note 13)	70.0	—
Other	0.2	(3.2)
Other income (expense)	$61.0	$(9.7)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended December 31, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	—	69.1	(12.9)	56.2
Amounts reclassified from accumulated other comprehensive loss	27.6	—	3.1	30.7
Other comprehensive income (loss)	27.6	69.1	(9.8)	86.9
Balance as of December 31, 2020	$(1,243.6)	$(242.4)	$(41.3)	$(1,527.3)

Three Months Ended December 31, 2019
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	(1,488.0)
Other comprehensive income (loss) before reclassifications	—	21.8	0.9	22.7
Amounts reclassified from accumulated other comprehensive loss	27.4	—	(3.4)	24.0
Other comprehensive income (loss)	27.4	21.8	(2.5)	46.7
Adoption of accounting standard/other	(146.8)	3.8	—	(143.0)
Balance as of December 31, 2019	$(1,253.1)	$(315.7)	$(15.5)	$(1,584.3)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2020	2019
Pension and other postretirement benefit plan adjustments(1):
Amortization of prior service credit	$(1.0)	$(1.2)	Other income (expense)
Amortization of net actuarial loss	37.0	37.2	Other income (expense)
Settlements	(0.2)	(0.7)	Other income (expense)
	35.8	35.3	Income before income taxes
	(8.2)	(7.9)	Income tax provision
	$27.6	$27.4	Net income attributable to Rockwell Automation

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.5)	$(0.1)	Sales
Forward exchange contracts	4.7	(5.0)	Cost of sales
Forward exchange contracts	(0.4)	0.1	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	0.5	0.5	Interest expense
	4.3	(4.5)	Income before income taxes
	(1.2)	1.1	Income tax provision
	$3.1	$(3.4)	Net income attributable to Rockwell Automation
Total reclassifications	$30.7	$24.0	Net income attributable to Rockwell Automation
(1) These components are included in the computation of net periodic benefit cost (credit). See Note 10 for further information.

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of December 31, 2020, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding ongoing litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in other income (expense) in the Consolidated statement of operations.

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
The effective tax rate was 15.8 percent in the three months ended December 31, 2020, compared to 5.7 percent in the three months ended December 31, 2019. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2020, primarily due to PTC investment adjustments and because we benefited from lower non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2019, primarily due to PTC investment adjustments, tax benefits recognized upon the formation of the Sensia joint venture, and excess income tax benefits of share-based compensation.
An income tax liability of $296.0 million related to the U.S. transition tax under the Tax Act that is payable greater than 12 months after both December 31, 2020, and September 30, 2020, is recorded in other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $22.5 million and $25.5 million at December 31, 2020, and September 30, 2020, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $4.2 million and $4.0 million at December 31, 2020, and September 30, 2020, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $22.1 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $25.6 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2016 and are no longer subject to state, local and foreign income tax examinations for years before 2009.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
We determine our operating segments based on the information used by our chief operating decision maker, our Chief Executive Officer, to allocate resources and assess performance. Beginning in fiscal year 2021, we organize our business into three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. This change simplifies our structure around essential offerings, leverages our sharpened industry focus, and recognizes the growing importance of software in delivering value to our customers. The composition of our segments is as follows:

Intelligent Devices	Software & Control(1)	Lifecycle Services(2)
Drives(2)	Control software & hardware	Consulting
Motion(1)	Visualization software & hardware	Professional services and solutions
Safety(1)	Digital twin & simulation software	Connected services
Sensing(1)	Information solutions software	Maintenance services
Industrial components(2)	Network & security infrastructure	Sensia joint venture
Configured-to-order products(2)
(1) Formerly part of the Architecture & Software segment
(2) Formerly part of the Control Products & Solutions segment
The following tables reflect the sales and operating results of our reportable segments including recast information for the three months ended December 31, 2019 (in millions):

	Three Months Ended December 31,
	2020	2019
Sales
Intelligent Devices	$721.7	$776.6
Software & Control	441.0	452.5
Lifecycle Services	402.6	455.4
Total	$1,565.3	$1,684.5
Segment operating earnings
Intelligent Devices	$140.2	$160.6
Software & Control	133.1	140.4
Lifecycle Services	36.0	38.1
Total	309.3	339.1
Purchase accounting depreciation and amortization	(11.7)	(10.0)
Corporate and other	(28.0)	(32.8)
Non-operating pension and postretirement benefit cost	(7.0)	(8.7)
Gain on investments	390.4	71.0
Legal Settlement	70.0	—
Interest (expense) income - net	(22.3)	(24.0)
Income before income taxes	$700.7	$334.6
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before income taxes, interest (expense) income - net, costs related to corporate offices, non-operating pension and postretirement benefit cost, certain corporate initiatives, gains and losses on investments, gains and losses from the disposition of businesses, and purchase accounting depreciation and amortization. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the identifiable assets at December 31, 2020, and September 30, 2020 for each of the reportable segments and Corporate (in millions):

	December 31, 2020	September 30, 2020
Identifiable assets:
Intelligent Devices	$1,679.5	$1,585.0
Software & Control	1,441.3	1,072.7
Lifecycle Services	1,902.8	1,915.0
Corporate	3,147.4	2,692.0
Total	$8,171.0	$7,264.7
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension obligations, and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets. Corporate identifiable assets include shared net property balances of $253.3 million and $247.3 million at December 31, 2020, and September 30, 2020, respectively, for which depreciation expense has been allocated to segment operating earnings consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, cash flows, comprehensive income, and shareowners' equity for the three-month periods ended December 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2020, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 10, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
January 26, 2021

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
Forward-Looking Statements
This Quarterly Report contains statements (including certain projections, guidance and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•the severity and duration of disruptions to our business due to pandemics, including the COVID-19 pandemic, natural disasters, acts of war, strikes, terrorism, social unrest or other causes, including the impacts of the COVID-19 pandemic and efforts to manage it on the global economy, liquidity and financial markets, demand for our hardware and software products, solutions and services, our supply chain, our work force, our liquidity and the value of the assets we own;
•macroeconomic factors, including global and regional business conditions (including adverse impacts in certain markets, such as Oil & Gas), the availability and cost of capital, commodity prices, the cyclical nature of our customers’ capital spending, sovereign debt concerns and currency exchange rates;
•laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, and trade controls;
•the availability and price of components and materials;
•the availability, effectiveness and security of our information technology systems;
•our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our hardware and software products, solutions and services;
•the successful development of advanced technologies and demand for and market acceptance of new and existing hardware and software products;
•our ability to manage and mitigate the risks associated with our solutions and services businesses;
•the successful execution of our cost productivity initiatives;
•competitive hardware and software products, solutions and services and pricing pressures, and our ability to provide high quality products, solutions and services;
•our ability to attract, develop, and retain qualified personnel;
•disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;
•the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;
•intellectual property infringement claims by others and the ability to protect our intellectual property;
•the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;
•the uncertainties of litigation, including liabilities related to the safety and security of the hardware and software products, solutions and services we sell;
•risks associated with our investment in common stock of PTC Inc., including the potential for volatility in our reported quarterly earnings associated with changes in the market value of such stock;
•our ability to manage costs related to employee retirement and health care benefits; and
•other risks and uncertainties, including but not limited to those detailed from time to time in our Securities and Exchange Commission (SEC) filings.
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. See Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, for more information.

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
Overview
Rockwell Automation, Inc. is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. Overall demand for our hardware and software products, solutions and services is driven by:
•investments in manufacturing, including upgrades, modifications and expansions of existing facilities or production lines and new facilities or production lines;
•investments in basic materials production capacity, which may be related to commodity pricing levels;
•our customers’ needs for faster time to market, operational productivity, asset management and reliability, and enterprise risk management;
•our customers’ needs to continuously improve quality, safety and sustainability;
•industry factors that include our customers’ new product introductions, demand for our customers’ products or services and the regulatory and competitive environments in which our customers operate;
•levels of global industrial production and capacity utilization;
•regional factors that include local political, social, regulatory and economic circumstances; and
•the spending patterns of our customers due to their annual budgeting processes and their working schedules.
Long-term Strategy
Our strategy is to bring The Connected Enterprise to life by integrating control and information across the enterprise. We deliver customer outcomes by combining advanced industrial automation with the latest information technology. Our strategy seeks to:
•achieve organic sales growth in excess of the automation market by expanding our served market and strengthening our competitive differentiation;
•grow market share of our core platforms;
•drive double digit growth in information solutions and connected services;
•drive double digit growth in annual recurring revenue;
•acquire companies that serve as catalysts to organic growth by increasing our information solutions and high-value services offerings and capabilities, expanding our global presence, or enhancing our process expertise;
•enhance our market access by building our channel capability and partner network;
•deploy human and financial resources to strengthen our technology leadership and our intellectual capital business model;
•continuously improve quality and customer experience; and
•drive annual cost productivity.
By implementing the above strategy, we seek to achieve our long-term financial goals, including above-market organic sales growth, increasing the portion of our total revenue that is recurring in nature, EPS growth above sales growth, return on invested capital in excess of 20 percent and free cash flow equal to about 100 percent of Adjusted Income. We expect acquisitions to add a percentage point or more per year to long-term sales growth.
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization and manage enterprise risks.

U.S. Industrial Economic Trends
In the first quarter of fiscal 2021, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
•The Industrial Production (IP) Index, published by the Federal Reserve, which measures the real output of manufacturing, mining and electric and gas utilities. The IP Index is expressed as a percentage of real output in a base year, currently 2012. Historically, there has been a meaningful correlation between the changes in the IP Index and the level of automation investment made by our U.S. customers in their manufacturing base.
•The Manufacturing Purchasing Managers’ Index (PMI), published by the Institute for Supply Management (ISM), which indicates the current and near-term state of manufacturing activity in the U.S. According to the ISM, a PMI measure above 50 indicates that the U.S. manufacturing economy is generally expanding while a measure below 50 indicates that it is generally contracting.
The table below depicts trends in these indicators since the quarter ended September 2019. These figures are as of January 26, 2021 and are subject to revision by the issuing organizations. In the first quarter of fiscal 2021, PMI and the IP Index improved compared to the prior quarter. The IP index was at the highest level since the COVID-19 pandemic began, although it is still below the pre-pandemic level. Continued sequential growth is projected for the IP Index in the second quarter of fiscal 2021.

	IP Index	PMI
Fiscal 2021 quarter ended:
December 2020	104.5	60.7
Fiscal 2020 quarter ended:
September 2020	102.4	55.4
June 2020	93.7	52.6
March 2020	107.7	49.1
December 2019	109.6	47.8
Fiscal 2019 quarter ended:
September 2019	109.5	48.2
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the first quarter of fiscal 2021, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Industrial output outside the U.S. saw sequential growth in the first quarter of fiscal 2021. Manufacturing PMI readings improved during that same time period. Sequential growth in industrial output is projected for most regions in the second quarter of fiscal 2021.

Outlook
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
The recovery in manufacturing is happening at a much faster pace than we were anticipating, with our total orders exceeding pre-pandemic levels. Demand was especially strong for Intelligent Devices and Information Solutions, which is expected to drive higher growth for the balance of the year. We continue to increase capacity and are expanding our manufacturing workforce to meet this sharp uptick in demand.
The COVID-19 pandemic and global efforts to respond to it continue to evolve. Our projections reflect the strong order performance we saw in the first quarter and assume no increase in pandemic-related facility closures or disruptions to the supply chain.
Based on the information available to us at the time of this filing, the following table provides guidance for projected sales growth and earnings per share for fiscal 2021:

Sales Growth Guidance		EPS Guidance
Reported sales growth	8.5% - 11.5%	Diluted EPS	$11.07 - $11.47
Organic sales growth[1]	4.5% - 7.5%	Adjusted EPS[1]	$8.70 - $9.10
Inorganic sales growth	~1.5%
Currency translation	~2.5%
1Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages). Information for the three months ended December 31, 2019, has been recast to reflect our new operating segments. See Note 15 in the Consolidated financial statements for further information on our change in operating segments:

	Three Months Ended December 31,
	2020	2019
Sales
Intelligent Devices (a)	$721.7	$776.6
Software & Control (b)	441.0	452.5
Lifecycle Services (c)	402.6	455.4
Total sales (d)	$1,565.3	$1,684.5
Segment operating earnings(1)
Intelligent Devices (e)	$140.2	$160.6
Software & Control (f)	133.1	140.4
Lifecycle Services (g)	36.0	38.1
Total segment operating earnings(2) (h)	309.3	339.1
Purchase accounting depreciation and amortization	(11.7)	(10.0)
Corporate and other	(28.0)	(32.8)
Non-operating pension and postretirement benefit cost	(7.0)	(8.7)
Gain on investments	390.4	71.0
Legal settlement	70.0	—
Interest (expense) income, net	(22.3)	(24.0)
Income before income taxes (i)	700.7	334.6
Income tax provision	(110.3)	(19.2)
Net income	590.4	315.4
Net (loss) income attributable to noncontrolling interests	(2.9)	4.70
Net income attributable to Rockwell Automation	$593.3	$310.7

Diluted EPS	$5.06	$2.66

Adjusted EPS(3)	$2.38	$2.15

Diluted weighted average outstanding shares	117.1	116.6

Total segment operating margin(2) (h/d)	19.8%	20.1%

Pre-tax margin (i/d)	44.8%	19.9%

Intelligent Devices segment operating margin (e/a)	19.4%	20.7%
Software & Control segment operating margin (f/b)	30.2%	31.0%
Lifecycle Services segment operating margin (g/c)	8.9%	8.4%
(1)See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2)Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit cost, gains and losses on investments, the $70 million legal settlement in fiscal 2021, certain corporate initiatives, interest (expense) income - net and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3)Adjusted EPS is a non-GAAP earnings measure that excludes net income (loss) attributable to noncontrolling interests, purchase accounting depreciation and amortization expense attributable to Rockwell Automation, non-operating pension and postretirement benefit cost, and gains and losses on investments, including their respective tax effects. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three Months Ended December 31, 2020, Compared to Three Months Ended December 31, 2019
Sales
Sales decreased 7.1 percent year over year in the three months ended December 31, 2020. Organic sales decreased 9.7 percent in the three months ended December 31, 2020. Currency translation increased sales by 0.8 percentage points percent in the three months ended December 31, 2020. Acquisitions increased sales by 1.8 percentage points percent in the three months ended December 31, 2020.
Pricing increased sales by less than 1 percentage point in the three months ended December 31, 2020.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Three Months Ended December 31, 2019
North America	$912.3	(9.4)%	(10.6)%
EMEA	320.7	3.4%	(7.8)%
Asia Pacific	221.9	(3.4)%	(7.1)%
Latin America	110.4	(19.9)%	(11.5)%
Total Sales	$1,565.3	(7.1)%	(9.7)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.

•The decrease in North America sales in the three months ended December 31, 2020, compared to the prior period was primarily due to weakness in Oil & Gas and Automotive, partially offset by growth in Life Sciences and e-Commerce.
•EMEA sales increased year over year in the three months ended December 31, 2020, primarily due to acquisitions. Organic sales decreased, driven by weakness in Oil & Gas and Metals, partially offset by strength in Food & Beverage.
•Sales in Asia Pacific decreased in the three months ended December 31, 2020, driven by weakness in process industries and Food & Beverage, partially offset by strength in Mass Transit and Semiconductor.
•Latin America sales decreased in the three months ended December 31, 2020, driven by weakness in Oil & Gas and Mining, partially offset by growth in Food & Beverage.

Three Months Ended December 31, 2020, Compared to Three Months Ended December 31, 2019
Corporate and Other
Corporate and other expense was $28.0 million in the three months ended December 31, 2020, compared to $32.8 million in the three months ended December 31, 2019.
Income before Income Taxes
Income before income taxes increased from $334.6 million in the three months ended December 31, 2019 to $700.7 million in the three months ended December 31, 2020. The increase in income before income taxes in the three months ended December 31, 2020, was primarily due to the fair-value adjustments recognized in the first quarter of fiscal 2021 and fiscal 2020 in connection with our investment in PTC (the "PTC adjustments") and a favorable legal settlement in the first quarter of fiscal 2021. Total segment operating earnings decreased 8.8 percent in the three months ended December 31, 2020. The decrease in total segment operating earnings in the three months ended December 31, 2020, was primarily due to lower sales, partially offset by temporary and structural cost savings.
Income Taxes
The effective tax rate for the three months ended December 31, 2020, was 15.8 percent compared to 5.7 percent for the three months ended December 31, 2019. Our Adjusted Effective Tax Rate for the three months ended December 31, 2020, was 15.4 percent compared to 8.3 percent for the three months ended December 31, 2019. The increase in the effective tax rate and the Adjusted Effective Tax Rate was primarily due to the absence of tax benefits recognized upon the formation of the Sensia joint venture in fiscal 2020 and other discrete items.
Diluted EPS and Adjusted EPS
Fiscal 2021 first quarter net income attributable to Rockwell Automation was $593.3 million or $5.06 per share, compared to $310.7 million or $2.66 per share in the first quarter of fiscal 2020. The increase in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments and a $70 million pre-tax favorable legal settlement in the quarter, or a $0.45 per share impact, partially offset by a higher tax rate and higher incentive compensation expense. Fiscal 2021 first quarter Adjusted EPS was $2.38 in the first quarter of fiscal 2021, up 11 percent compared to $2.15 in the first quarter of fiscal 2020, primarily due to the favorable legal settlement in the quarter, partially offset by a higher tax rate and higher incentive compensation expense.

Three Months Ended December 31, 2020, Compared to Three Months Ended December 31, 2019
Intelligent Devices
Sales
Intelligent Devices sales decreased 7.1 percent year over year in the three months ended December 31, 2020. Intelligent Devices organic sales decreased 7.9 percent in the three months ended December 31, 2020. Currency translation increased sales by 0.8 percentage points in the three months ended December 31, 2020. The decline in both reported and organic sales in the three months ended December 31, 2020, was broad-based across the regions, with the exception of reported sales growth in EMEA.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 12.7 percent year over year in the three months ended December 31, 2020. Segment operating margin decreased to 19.4 percent in the three months ended December 31, 2020, from 20.7 percent in the same period a year ago, primarily due to lower sales, partially offset by temporary and structural cost savings.
Software & Control
Sales
Software & Control sales decreased 2.5 percent year over year in the three months ended December 31, 2020. Software & Control organic sales decreased 6.2 percent in the three months ended December 31, 2020. Currency translation increased sales by 1.0 percentage point in the three months ended December 31, 2020. Acquisitions increased sales by 2.7 percentage points in the three months ended December 31, 2020. The decline in both reported and organic sales in the three months ended December 31, 2020, was broad-based across the regions, with the exception of reported sales growth in EMEA.
Segment Operating Margin
Software & Control segment operating earnings decreased 5.2 percent year over year in the three months ended December 31, 2020. Segment operating margin decreased to 30.2 percent in the three months ended December 31, 2020, from 31.0 percent in the same period a year ago, primarily due to lower sales, partially offset by temporary and structural cost savings.
Lifecycle Services
Sales
Lifecycle Services sales decreased 11.6 percent year over year in the three months ended December 31, 2020. Lifecycle Services organic sales decreased 16.3 percent in the three months ended December 31, 2020. Currency translation increased sales by 0.8 percentage points in the three months ended December 31, 2020. Acquisitions increased sales by 3.9 percentage points in the three months ended December 31, 2020. The decline in reported sales in the three months ended December 31, 2020, was broad-based across the regions, with the exception of reported sales growth in Canada and Asia Pacific. All regions experienced a decline in organic sales in the three months ended December 31, 2020, with the exception of organic sales growth in Canada.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 5.5 percent year over year in the three months ended December 31, 2020. Segment operating margin increased to 8.9 percent in the three months ended December 31, 2020, compared to 8.4 percent in the same period a year ago despite lower sales. Contributing to the year-over-year margin improvement were temporary and structural cost savings, and the absence of Sensia one-time items recognized in the first quarter of fiscal 2020.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2020	2019
Purchase accounting depreciation and amortization
Intelligent Devices	$0.7	$0.7
Software & Control	2.7	1.2
Lifecycle Services	8.0	7.8
Non-operating pension and postretirement benefit cost
Intelligent Devices	1.2	1.7
Software & Control	1.2	1.7
Lifecycle Services	1.5	2.2

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude net income (loss) attributable to noncontrolling interests, purchase accounting depreciation and amortization expense attributable to Rockwell Automation, non-operating pension and postretirement benefit cost, and gains and losses on investments, including their respective tax effects. Non-operating pension and postretirement benefit cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2020	2019
Net income attributable to Rockwell Automation	$593.3	$310.7
Non-operating pension and postretirement benefit cost	7.0	8.7
Tax effect of non-operating pension and postretirement benefit cost	(2.0)	(2.4)
Change in fair value of investments[1]	(390.4)	(71.0)
Tax effect of the change in fair value of investments[1]	64.2	—
Purchase accounting depreciation and amortization attributable to Rockwell Automation	8.7	7.0
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(2.1)	(1.6)
Adjusted Income	$278.7	$251.4

Diluted EPS	$5.06	$2.66
Non-operating pension and postretirement benefit cost	0.06	0.08
Tax effect of non-operating pension and postretirement benefit cost	(0.02)	(0.02)
Change in fair value of investments[1]	(3.33)	(0.61)
Tax effect of the change in fair value of investments[1]	0.55	—
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.08	0.06
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.02)	(0.02)
Adjusted EPS	$2.38	$2.15

Effective tax rate	15.8%	5.7%
Tax effect of non-operating pension and postretirement benefit cost	0.1%	0.6%
Tax effect of the change in fair value of investments[1]	(0.7)%	1.6%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.2%	0.4%
Adjusted Effective Tax Rate	15.4%	8.3%
1Primarily relates to the change in value of our investment in PTC.

Fiscal 2021 Guidance

Diluted EPS	$11.07 - $11.47
Non-operating pension and postretirement benefit cost	0.23
Tax effect of non-operating pension and postretirement benefit cost	(0.07)
Change in fair value of investments[1]	(3.33)
Tax effect of change in fair value of investments[1]	0.55
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.33
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.08)
Adjusted EPS[2]	$8.70 - $9.10

Effective tax rate	~ 14.1%
Tax effect of non-operating pension and postretirement benefit cost	~ 0.2%
Tax effect of change in fair value of investments[1]	~ (0.7)%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.4%
Adjusted Effective Tax Rate	~ 14.0%
1The actual year-to-date adjustments, which are based on PTC's share price at December 31, 2020, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity and limited visibility of these items.
2Fiscal 2021 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's noncontrolling interest in Sensia

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2020	2019
Cash provided by (used for):
Operating activities	$346.5	$231.1
Investing activities	(310.1)	(233.0)
Financing activities	(37.2)	(95.6)
Effect of exchange rate changes on cash	26.6	5.3
Increase (decrease) in cash, cash equivalents, and restricted cash	$25.8	$(92.2)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Three Months Ended December 31,
	2020	2019
Cash provided by operating activities	$346.5	$231.1
Capital expenditures	(27.1)	(37.0)
Free cash flow	$319.4	$194.1
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash provided by operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing and financing cash flows of our discontinued operations, if any, are presented separately in our Consolidated Statement of Cash Flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash provided by operating activities was $346.5 million for the three months ended December 31, 2020, compared to $231.1 million for the three months ended December 31, 2019. Free cash flow was $319.4 million for the three months ended December 31, 2020, compared to $194.1 million for the three months ended December 31, 2019. The year over year increases in cash provided by operating activities and free cash flow were primarily due to a decrease in incentive compensation payments in the first three months of fiscal 2021 compared to the first three months of fiscal 2020 and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021.
We repurchased approximately 0.4 million shares of our common stock under our share repurchase program in the first three months of fiscal 2021. The total cost of these shares was $87.7 million, of which $4.2 million was recorded in accounts payable at December 31, 2020, that did not settle until January 2021. At September 30, 2020, there were no outstanding common stock share repurchases recorded in accounts payable. We repurchased approximately 0.5 million shares of our common stock in the first three months of fiscal 2020. The total cost of these shares was $100.0 million, of which $3.5 million was recorded in accounts payable at December 31, 2019, related to share repurchases that did not settle until January 2020. Our decision to repurchase shares in the remainder of 2021 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. On July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At December 31, 2020, we had approximately $766.0 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock, and repayments of debt. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At December 31, 2020, and September 30, 2020, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended December 31, 2020, or September 30, 2020. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
LIBOR is the primary basis for determining interest payments on borrowings under our $1.25 billion credit facility. Banks currently reporting information used to set U.S dollar LIBOR are currently expected to stop doing so during 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. We are monitoring their efforts, and we will likely seek to amend contracts to accommodate any replacement rate where one is not already provided.
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
Separate short-term unsecured credit facilities of approximately $233.1 million at December 31, 2020, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at December 31, 2020 and 2019 were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2020 and 2019. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Our short-term debt as of December 31, 2020, primarily consisted of $125.0 million of commercial paper borrowings and $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due September 30, 2021. Commercial paper outstanding at December 31, 2020 had a weighted average interest rate of 0.22 percent and a weighted average maturity period of 68 days. There were no commercial paper borrowings outstanding at September 30, 2020.
The following is a summary of our credit ratings as of December 31, 2020:

Credit Rating Agency	Short-Term Rating	Long-Term Rating	Outlook
Standard & Poor’s	A-1	A	Stable
Moody’s	P-2	A3	Stable
Fitch Ratings	F1	A	Stable
Our ability to access the commercial paper market, and the related costs of these borrowings, is affected by the strength of our credit ratings and market conditions. Conditions in the commercial paper market have improved since the COVID-19 pandemic negatively affected this market in March and April 2020, and we have not experienced any difficulty in accessing the commercial paper market. If our access to the commercial paper market is adversely affected due to a change in market conditions or otherwise, we would expect to rely on a combination of available cash and our unsecured committed credit facility to provide short-term funding. In such event, the cost of borrowings under our unsecured committed credit facility could be higher than the cost of commercial paper borrowings.
At December 31, 2020, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended December 31, 2020 and December 31, 2019, respectively, we reclassified $4.3 million in pre-tax losses and $4.5 million in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $18.5 million of pre-tax net unrealized losses on cash flow hedges as of December 31, 2020, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at December 31, 2020, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$912.3	$(11.1)	$(1.3)	$899.9	$1,006.9
EMEA	320.7	(18.5)	(16.4)	285.8	310.1
Asia Pacific	221.9	(0.3)	(8.4)	213.2	229.6
Latin America	110.4	—	11.7	122.1	137.9
Total Company Sales	$1,565.3	$(29.9)	$(14.4)	$1,521.0	$1,684.5

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2020				Three Months Ended December 31, 2019
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Intelligent Devices	$721.7	$—	$(6.4)	$715.3	$776.6
Software & Control	441.0	(12.0)	(4.5)	424.5	452.5
Lifecycle Services	402.6	(17.9)	(3.5)	381.2	455.4
Total Company Sales	$1,565.3	$(29.9)	$(14.4)	$1,521.0	$1,684.5

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at December 31, 2020, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at December 31, 2020, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at December 31, 2020, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at December 31, 2020, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at December 31, 2020, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 - 31, 2020	46,115	$238.47	46,115	$842,691,304
November 1 - 30, 2020	123,471	247.20	123,471	812,169,732
December 1 - 31, 2020	186,424	247.80	186,424	765,973,291
Total	356,010	246.38	356,010
(1)All of the shares purchased during the quarter ended December 31, 2020, were acquired pursuant to the repurchase program described in (3) below.
(2)Average price paid per share includes brokerage commissions.
(3)On July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1*	—	Form of Stock Option Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for options awarded to executive officers of the Company after December 9, 2020.
Exhibit 10.2*	—
Form of Restricted Stock Unit Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for restricted stock units awarded to executive officers of the Company after December 9, 2020.

Exhibit 10.3*	—	Form of Performance Share Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 9, 2020.
Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
	*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 26, 2021	By	/s/ STEVEN W. ETZEL
Steven W. Etzel Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 26, 2021	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)