Form 10-Q
period 2021-03-31
ROCKWELL AUTOMATION, INC
filed 2021-04-28
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
116,076,695 shares of registrant’s Common Stock were outstanding on March 31, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$641.9	$704.6
Receivables	1,458.7	1,249.1
Inventories	681.1	584.0
Other current assets	187.8	148.1
Total current assets	2,969.5	2,685.8
Property, net of accumulated depreciation of $1,724.4 and $1,674.9, respectively	551.3	574.4
Operating lease right-of-use assets	347.0	342.9
Goodwill	1,895.0	1,650.3
Other intangible assets, net	527.1	479.3
Deferred income taxes	300.7	415.6
Long-term investments	1,534.9	953.5
Other assets	192.2	162.9
Total	$8,317.7	$7,264.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$25.6	$24.6
Accounts payable	806.2	687.8
Compensation and benefits	263.4	197.0
Contract liabilities	393.1	325.3
Customer returns, rebates and incentives	229.9	199.6
Other current liabilities	421.6	376.5
Total current liabilities	2,139.8	1,810.8
Long-term debt	1,978.4	1,974.7
Retirement benefits	1,272.7	1,284.0
Operating lease liabilities	276.7	274.7
Other liabilities	521.4	573.7
Commitments and contingent liabilities (Note 13)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,887.4	1,830.7
Retained earnings	7,899.3	7,139.8
Accumulated other comprehensive loss	(1,526.0)	(1,614.2)
Common stock in treasury, at cost (shares held: 65.3 and 65.2, respectively)	(6,624.9)	(6,509.9)
Shareowners’ equity attributable to Rockwell Automation, Inc.	1,817.2	1,027.8
Noncontrolling interests	311.5	319.0
Total shareowners’ equity	2,128.7	1,346.8
Total	$8,317.7	$7,264.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Sales
Products and solutions	$1,599.1	$1,506.0	$2,993.3	$3,014.9
Services	177.0	175.3	348.1	350.9
	1,776.1	1,681.3	3,341.4	3,365.8
Cost of sales
Products and solutions	(896.0)	(867.9)	(1,702.5)	(1,733.9)
Services	(112.7)	(114.6)	(225.0)	(230.2)
	(1,008.7)	(982.5)	(1,927.5)	(1,964.1)
Gross profit	767.4	698.8	1,413.9	1,401.7
Selling, general and administrative expenses	(421.3)	(352.0)	(795.9)	(755.2)
Change in fair value of investments	190.9	(144.8)	581.3	(73.8)
Other (expense) income (Note 11)	(6.0)	(9.1)	55.0	(18.8)
Interest expense	(23.3)	(25.5)	(45.9)	(51.9)
Income before income taxes	507.7	167.4	1,208.4	502.0
Income tax provision (Note 14)	(97.4)	(37.5)	(207.7)	(56.7)
Net income	410.3	129.9	1,000.7	445.3
Net (loss) income attributable to noncontrolling interests	(4.7)	(2.3)	(7.6)	2.4
Net income attributable to Rockwell Automation, Inc.	$415.0	$132.2	$1,008.3	$442.9
Earnings per share:
Basic	$3.57	$1.14	$8.67	$3.82
Diluted	$3.54	$1.13	$8.59	$3.80
Weighted average outstanding shares:
Basic	116.1	116.0	116.1	115.8
Diluted	117.1	116.6	117.1	116.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$410.3	$129.9	$1,000.7	$445.3
Other comprehensive income (loss), net of tax:
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($8.5), ($8.0), ($16.7) and ($15.8))	28.0	27.4	55.6	54.8
Currency translation adjustments	(33.3)	(74.3)	35.9	(52.2)
Net change in unrealized gains and losses on cash flow hedges (net of tax (expense) benefit of ($2.7), ($2.6), $1.0 and ($1.5))	6.6	4.5	(3.2)	2.0
Other comprehensive income	1.3	(42.4)	88.3	4.6
Comprehensive income	411.6	87.5	1,089.0	449.9
Comprehensive (loss) income attributable to noncontrolling interests	(4.7)	(3.2)	(7.5)	1.8
Comprehensive income attributable to Rockwell Automation, Inc.	$416.3	$90.7	$1,096.5	$448.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2021	2020
Operating activities:
Net income	$1,000.7	$445.3
Adjustments to arrive at cash provided by operating activities:
Depreciation	60.2	60.2
Amortization of intangible assets	29.7	24.0
Change in fair value of investments	(581.3)	73.8
Share-based compensation expense	24.4	22.4
Retirement benefit expense	60.1	63.4
Pension contributions	(18.7)	(17.3)
Net loss (gain) on disposition of property	0.2	(1.2)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(185.8)	(134.2)
Inventories	(88.4)	(12.1)
Accounts payable	119.1	50.9
Contract liabilities	63.6	52.4
Compensation and benefits	62.6	(99.1)
Income taxes	33.3	(79.2)
Other assets and liabilities	15.7	(0.8)
Cash provided by operating activities	595.4	448.5
Investing activities:
Capital expenditures	(52.1)	(56.6)
Acquisition of businesses, net of cash acquired	(283.0)	(259.3)
Purchases of investments	(0.2)	(2.6)
Proceeds from maturities of investments	0.2	5.4
Proceeds from sale of investments	—	37.9
Proceeds from sale of property	0.2	1.6
Other investing activities	(1.8)	—
Cash used for investing activities	(336.7)	(273.6)
Financing activities:
Net issuance of short-term debt	—	81.5
Issuance of short-term debt, net of issuance costs	1.4	—
Repayment of short-term debt	(0.4)	—
Repayment of long-term debt	—	(300.0)
Cash dividends	(248.7)	(236.3)
Purchases of treasury stock	(176.9)	(213.7)
Proceeds from the exercise of stock options	97.0	133.7
Other financing activities	(11.5)	0.8
Cash used for financing activities	(339.1)	(534.0)
Effect of exchange rate changes on cash	17.7	(17.5)
Decrease in cash, cash equivalents, and restricted cash	(62.7)	(376.6)
Cash, cash equivalents, and restricted cash at beginning of period	730.4	1,018.4
Cash, cash equivalents, and restricted cash at end of period	$667.7	$641.8
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$641.9	$641.8
Restricted cash, current (Other current assets)	6.9	—
Restricted cash, noncurrent (Other assets)	18.9	—
Total cash, cash equivalents, and restricted cash	$667.7	$641.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2020	$181.4	$1,856.3	$7,608.8	$(1,527.3)	$(6,561.6)	$1,557.6	$316.2	$1,873.8
Net income (loss)	—	—	415.0	—	—	415.0	(4.7)	410.3
Other comprehensive income (loss)	—	—	—	1.3	—	1.3	—	1.3
Common stock issued (including share-based compensation impact)	—	31.1	—	—	28.7	59.8	—	59.8
Share repurchases	—	—	—	—	(92.0)	(92.0)	—	(92.0)
Cash dividends declared (1)	—	—	(124.5)	—	—	(124.5)	—	(124.5)
Balance at March 31, 2021	$181.4	$1,887.4	$7,899.3	$(1,526.0)	$(6,624.9)	$1,817.2	$311.5	$2,128.7

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2019	$181.4	$1,775.5	$6,782.0	$(1,584.3)	$(6,437.6)	$717.0	$319.5	$1,036.5
Net income	—	—	132.2	—	—	132.2	(2.3)	129.9
Other comprehensive income (loss)	—	—	—	(41.5)	—	(41.5)	(0.9)	(42.4)
Common stock issued (including share-based compensation impact)	—	16.8	—	—	22.0	38.8	—	38.8
Share repurchases	—	—	—	—	(106.2)	(106.2)	—	(106.2)
Cash dividends declared (1)	—	—	(118.4)	—	—	(118.4)	—	(118.4)
Change in noncontrolling interest	—	(1.1)	—	—	—	(1.1)	0.8	(0.3)
Balance at March 31, 2020	$181.4	$1,791.2	$6,795.8	$(1,625.8)	$(6,521.8)	$620.8	$317.1	$937.9
(1) Cash dividends were $1.07 per share and $1.02 per share in the three months ended March 31, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY (continued)
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	1,008.3	—	—	1,008.3	(7.6)	1,000.7
Other comprehensive income (loss)	—	—	—	88.2	—	88.2	0.1	88.3
Common stock issued (including share-based compensation impact)	—	56.7	—	—	64.7	121.4	—	121.4
Share repurchases	—	—	—	—	(179.7)	(179.7)	—	(179.7)
Cash dividends declared (1)	—	—	(248.8)	—	—	(248.8)	—	(248.8)
Balance at March 31, 2021	$181.4	$1,887.4	$7,899.3	$(1,526.0)	$(6,624.9)	$1,817.2	$311.5	$2,128.7

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income	—	—	442.9	—	—	442.9	2.4	445.3
Other comprehensive income (loss)	—	—	—	5.2	—	5.2	(0.6)	4.6
Common stock issued (including share-based compensation impact)	—	33.1	—	—	123.1	156.2	—	156.2
Share repurchases	—	—	—	—	(206.4)	(206.4)	—	(206.4)
Cash dividends declared (1)	—	—	(236.3)	—	—	(236.3)	—	(236.3)
Adoption of accounting standards	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	49.0	—	3.8	—	52.8	315.3	368.1
Balance at March 31, 2020	$181.4	$1,791.2	$6,795.8	$(1,625.8)	$(6,521.8)	$620.8	$317.1	$937.9
(1) Cash dividends were $2.14 per share and $2.04 per share in the six months ended March 31, 2021 and 2020, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. The results of operations for the three and six months ended March 31, 2021, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances, historic writeoff experience, and economic conditions and expected changes in market conditions. Receivables are stated net of an allowance for doubtful accounts of $14.3 million at March 31, 2021, and $15.2 million at September 30, 2020. In addition, receivables are stated net of an allowance for certain customer returns, rebates and incentives of $8.9 million at March 31, 2021, and $8.1 million at September 30, 2020. The changes to our allowance for doubtful accounts during the three and six months ended March 31, 2021, were not material and primarily consisted of current-period provisions, writeoffs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Rockwell Automation	$415.0	$132.2	$1,008.3	$442.9
Less: Allocation to participating securities	(0.9)	—	(1.6)	(0.4)
Net income available to common shareowners	$414.1	$132.2	$1,006.7	$442.5
Basic weighted average outstanding shares	116.1	116.0	116.1	115.8
Effect of dilutive securities
Stock options	0.9	0.6	0.9	0.8
Performance shares	0.1	—	0.1	—
Diluted weighted average outstanding shares	117.1	116.6	117.1	116.6
Earnings per share:
Basic	$3.57	$1.14	$8.67	$3.82
Diluted	$3.54	$1.13	$8.59	$3.80
For each of the three and six months ended March 31, 2021, there were 0.2 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2020, 2.3 million shares related to share-based compensation awards were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $15.5 million and $18.5 million were accrued within accounts payable and other current liabilities at March 31, 2021 and 2020, respectively. At March 31, 2021 and 2020, there were $2.8 million and $2.0 million, respectively, of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Goodwill
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required under accounting principles generally accepted in the United States (U.S. GAAP) during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Any excess in carrying value over the estimated fair value is charged to results of operations. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. Our reporting units for goodwill evaluation consist of the Intelligent Devices segment, the Software & Control segment, the Lifecycle Services segments (excluding Sensia), and Sensia.
When performing the quantitative goodwill impairment test, we determine the fair value of each reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies. Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and margins, discount rates, and terminal value. Forecasts of future revenue growth and margins are based on management’s best estimates. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data. The terminal value is estimated following common methodology of calculating the present value of estimated perpetual cash flow beyond the last projected period assuming constant discount and long-term growth rates. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples. Demand for Sensia hardware and software products, solutions and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base.
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
In February 2018, the FASB issued a new standard regarding the reporting of comprehensive loss, which gives entities the option to reclassify tax effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Act") stranded in accumulated other comprehensive loss into retained earnings. We adopted the new standard as of October 1, 2019, and elected to reclassify tax effects of $147 million from accumulated other comprehensive loss into retained earnings.
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
Unfulfilled Performance Obligations
As of March 31, 2021, we expect to recognize approximately $580 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $335 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2021.
Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination. Information for the three and six months ended March 31, 2020, has been recast to reflect our new operating segments. See Note 15 for further information on our change in operating segments.

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$538.9	$309.2	$217.6	$1,065.7	$988.2	$575.6	$414.2	$1,978.0
Europe, Middle East and Africa (EMEA)	152.0	98.1	104.7	354.8	282.3	182.9	210.3	675.5
Asia Pacific	106.7	67.0	73.2	246.9	198.5	129.6	140.7	468.8
Latin America	52.6	28.0	28.1	108.7	102.9	55.2	61.0	219.1
Total Company Sales	$850.2	$502.3	$423.6	$1,776.1	$1,571.9	$943.3	$826.2	$3,341.4

	Three Months Ended March 31, 2020				Six Months Ended March 31, 2020
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$500.1	$283.5	$238.5	$1,022.1	$986.8	$563.3	$478.9	$2,029.0
Europe, Middle East and Africa (EMEA)	138.5	76.8	118.3	333.6	266.3	150.9	226.5	643.7
Asia Pacific	89.6	58.5	52.7	200.8	187.0	125.5	117.9	430.4
Latin America	56.8	29.4	38.6	124.8	121.6	61.0	80.1	262.7
Total Company Sales	$785.0	$448.2	$448.1	$1,681.3	$1,561.7	$900.7	$903.4	$3,365.8

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of March 31, 2021.

Below is a summary of our contract liabilities balance:

	March 31, 2021	March 31, 2020
Balance as of beginning of fiscal year	$325.3	$275.6
Balance as of end of period	393.1	326.2

The most significant changes in our contract liabilities balance during the six months ended March 31, 2021, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the six months ended March 31, 2021, we recognized revenue of approximately $181.5 million that was included in the contract liabilities balance at September 30, 2020. We did not have a material amount of revenue recognized in the six months ended March 31, 2021, from performance obligations satisfied or partially satisfied in previous periods.
3. Share-Based Compensation
We recognized $12.9 million and $24.4 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2021, respectively. We recognized $10.9 million and $22.4 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2020, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2021		2020
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	196	$55.50	970	$35.78
Performance shares	44	298.10	37	265.04
Restricted stock and restricted stock units	167	246.61	49	192.60
Unrestricted stock	6	228.80	7	171.51
4. Inventories
Inventories consist of (in millions):

	March 31, 2021	September 30, 2020
Finished goods	$284.1	$243.0
Work in process	174.1	159.1
Raw materials	222.9	181.9
Inventories	$681.1	$584.0

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
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the respective acquisition dates. The preliminary aggregate purchase price allocation for these acquisitions is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$6.0
All other assets	17.8
Goodwill	219.8
Intangible assets	73.4
Total assets acquired	317.0
Less: Liabilities assumed	(25.5)
Less: Deferred income taxes	(4.4)
Net assets acquired	$287.1

Purchase Consideration
Total purchase consideration, net of cash acquired	$287.1
Intangible assets identified include $73.4 million of customer relationships, technology, and trade names (approximately 11-year weighted average useful life). We assigned $12.8 million of goodwill to our Lifecycle Services segment and $207.0 million of goodwill to our Software & Control segment, which represents intangible assets that are not separable such as synergy effects. We do not expect the goodwill to be deductible for tax purposes.
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
Total sales from these acquisitions included in our consolidated results for the three and six months ended March 31, 2021, and their impact on proforma sales and earnings for the three and six months ended March 31, 2020, were not material. Acquisition-related costs recorded as expenses for these acquisitions in the three and six months ended March 31, 2021, were not material.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended March 31, 2021, are (in millions):

	Architecture & Software	Control Products & Solutions	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2020	$609.4	$1,040.9	$—	$—	$—	$1,650.3
Reallocation due to change in Segments	(609.4)	(1,040.9)	535.1	497.3	617.9	—
Acquisition of businesses	—	—	—	207.0	12.8	219.8
Translation	—	—	8.0	12.2	4.7	24.9
Balance as of March 31, 2021	$—	$—	$543.1	$716.5	$635.4	$1,895.0
During the first quarter of fiscal 2021, we changed our organizational structure resulting in three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. This change also resulted in the identification of new reporting units. We reassigned our goodwill balances to reflect this new structure using the relative fair value allocation approach required under U.S. GAAP. Under this approach, the fair values of each of our new reporting units were compared to the total fair value of their prior respective reporting units immediately prior to the reorganization to arrive at the reassigned goodwill balances. We determined the reporting unit fair values using the same approach for quantitative goodwill impairment tests described in Note 1. We also tested goodwill at the affected reporting units for impairment prior to and subsequent to the reassignment of goodwill and concluded that goodwill was not impaired.
We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2021 and concluded that these assets are not impaired. Refer to Note 1 for additional information on our annual impairment evaluation.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Other intangible assets consist of (in millions):

	March 31, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$194.5	$144.4	$50.1
Customer relationships	369.1	108.4	260.7
Technology	224.5	94.2	130.3
Trademarks	76.7	35.4	41.3
Other	15.3	14.3	1.0
Total amortized intangible assets	880.1	396.7	483.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$923.8	$396.7	$527.1

	September 30, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Computer software products	$192.7	$139.0	$53.7
Customer relationships	351.3	92.5	258.8
Technology	165.8	84.0	81.8
Trademarks	71.7	31.3	40.4
Other	14.4	13.5	0.9
Total amortized intangible assets	795.9	360.3	435.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$839.6	$360.3	$479.3
Estimated amortization expense is $59.5 million in 2021, $58.0 million in 2022, $56.7 million in 2023, $53.7 million in 2024, and $51.5 million in 2025.
7. Short-term Debt
Our short-term debt as of March 31, 2021, primarily consists of $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due September 30, 2021. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020. There were no commercial paper borrowings outstanding at March 31, 2021 or September 30, 2020.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2021	September 30, 2020
Unrealized losses on foreign exchange contracts	$35.4	$24.3
Product warranty obligations	18.6	20.8
Taxes other than income taxes	90.1	58.5
Accrued interest	15.1	14.9
Income taxes payable	64.5	79.8
Operating lease liabilities	92.1	89.7
Other	105.8	88.5
Other current liabilities	$421.6	$376.5

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Investments
Our investments consist of (in millions):

	March 31, 2021	September 30, 2020
Fixed income securities	$0.6	$0.6
Equity securities	1,456.6	875.3
Other	78.3	78.2
Total investments	1,535.5	954.1
Less: Short-term investments(1)	(0.6)	(0.6)
Long-term investments	$1,534.9	$953.5
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
The PTC Shares are classified as level 1 in the fair value hierarchy and recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At March 31, 2021, the fair value of the PTC Shares was $1,456.6 million, which was recorded in long-term investments in the Consolidated Balance Sheet. For the three and six months ended March 31, 2021, we recorded gains of $190.9 million and $581.3 million related to the PTC Shares, respectively. For the three and six months ended March 31, 2020, we recorded losses of $144.8 million and $73.8 million related to the PTC Shares, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic benefit cost are (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$22.9	$22.8	$45.6	$45.6
Interest cost	31.5	34.1	62.8	68.3
Expected return on plan assets	(60.7)	(61.2)	(121.1)	(122.4)
Amortization:
Prior service cost	0.3	0.3	0.7	0.5
Net actuarial loss	36.8	36.8	73.5	73.6
Settlements	(0.2)	(0.7)	(0.4)	(1.5)
Net periodic benefit cost	$30.6	$32.1	$61.1	$64.1

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.3	0.4	0.6	0.8
Amortization:
Prior service credit	(1.3)	(1.3)	(2.7)	(2.7)
Net actuarial loss	0.3	0.3	0.6	0.7
Net periodic benefit credit	$(0.5)	$(0.4)	$(1.0)	$(0.7)
The service cost component is included in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in other (expense) income in the Consolidated Statement of Operations.

11. Other (Expense) Income
The components of other (expense) income are (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest income	$0.5	$2.0	$0.8	$4.4
Royalty income	2.5	2.2	4.6	4.6
Legacy product liability and environmental charges	(0.8)	(5.7)	(5.4)	(8.4)
Non-operating pension and postretirement benefit cost	(7.0)	(8.6)	(14.0)	(17.3)
Legal settlement (Note 13)	—	—	70.0	—
Other	(1.2)	1.0	(1.0)	(2.1)
Other (expense) income	$(6.0)	$(9.1)	$55.0	$(18.8)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended March 31, 2021
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2020	$(1,243.6)	$(242.4)	$(41.3)	$(1,527.3)
Other comprehensive income (loss) before reclassifications	0.6	(33.3)	0.3	(32.4)
Amounts reclassified from accumulated other comprehensive loss	27.4	—	6.3	33.7
Other comprehensive income (loss)	28.0	(33.3)	6.6	1.3
Balance as of March 31, 2021	$(1,215.6)	$(275.7)	$(34.7)	$(1,526.0)

Six Months Ended March 31, 2021
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	0.6	35.8	(12.6)	23.8
Amounts reclassified from accumulated other comprehensive loss	55.0	—	9.4	64.4
Other comprehensive income (loss)	55.6	35.8	(3.2)	88.2
Balance as of March 31, 2021	$(1,215.6)	$(275.7)	$(34.7)	$(1,526.0)

Three Months Ended March 31, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2019	$(1,253.1)	$(315.7)	$(15.5)	$(1,584.3)
Other comprehensive income (loss) before reclassifications	—	(73.4)	8.8	(64.6)
Amounts reclassified from accumulated other comprehensive loss	27.4	—	(4.3)	23.1
Other comprehensive income (loss)	27.4	(73.4)	4.5	(41.5)
Balance as of March 31, 2020	$(1,225.7)	$(389.1)	$(11.0)	$(1,625.8)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Six Months Ended March 31, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	(1,488.0)
Other comprehensive income (loss) before reclassifications	—	(51.6)	9.7	(41.9)
Amounts reclassified from accumulated other comprehensive loss	54.8	—	(7.7)	47.1
Other comprehensive income (loss)	54.8	(51.6)	2.0	5.2
Adoption of accounting standard/other	(146.8)	3.8	—	(143.0)
Balance as of March 31, 2020	$(1,225.7)	$(389.1)	$(11.0)	$(1,625.8)
The reclassifications out of accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2021	2020	2021	2020
Pension and other postretirement benefit plan adjustments(1):
Amortization of prior service credit	$(1.0)	$(1.0)	$(2.0)	$(2.2)	Other (expense) income
Amortization of net actuarial loss	37.1	37.1	74.1	74.3	Other (expense) income
Settlements	(0.2)	(0.7)	(0.4)	(1.5)	Other (expense) income
	35.9	35.4	71.7	70.6	Income before income taxes
	(8.5)	(8.0)	(16.7)	(15.8)	Income tax provision
	$27.4	$27.4	$55.0	$54.8	Net income attributable to Rockwell Automation

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(0.7)	$(0.1)	$(1.2)	$(0.2)	Sales
Forward exchange contracts	9.3	(7.0)	14.0	(12.0)	Cost of sales
Forward exchange contracts	(0.5)	0.5	(0.9)	0.6	Selling, general and administrative expenses
Treasury locks related to 2019 debt issuance	0.5	0.6	1.0	1.1	Interest expense
	8.6	(6.0)	12.9	(10.5)	Income before income taxes
	(2.3)	1.7	(3.5)	2.8	Income tax provision
	$6.3	$(4.3)	$9.4	$(7.7)	Net income attributable to Rockwell Automation
Total reclassifications	$33.7	$23.1	$64.4	$47.1	Net income attributable to Rockwell Automation
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale. We also at times provide limited intellectual property indemnities in other contracts with third parties, such as contracts concerning the development and manufacture of our hardware and software products. As of March 31, 2021, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding ongoing litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in other (expense) income in the Consolidated statement of operations.

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
The effective tax rate was 19.2 percent and 17.2 percent in the three and six months ended March 31, 2021, respectively, compared to 22.4 percent and 11.3 percent in the three and six months ended March 31, 2020. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2021, primarily because we benefited from lower non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2021, primarily due to PTC investment adjustments and because we benefited from lower non-U.S. tax rates. The effective tax rate was higher than the U.S. statutory rate of 21 percent in the three months ended March 31, 2020, primarily due to PTC investment adjustments offset by favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2020, primarily due to PTC investment adjustments offset by tax benefits recognizable upon the formation of the Sensia joint venture, excess income tax benefits of share-based compensation, and other favorable discrete tax items.
An income tax liability of $264.9 million and $296.0 million related to the U.S. transition tax under the Tax Act that is payable greater than 12 months after March 31, 2021, and September 30, 2020, respectively, is recorded in other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $22.9 million and $25.5 million at March 31, 2021, and September 30, 2020, respectively, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $4.3 million and $4.0 million at March 31, 2021, and September 30, 2020, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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
Configured-to-order products(2)
(1) Formerly part of the Architecture & Software segment
(2) Formerly part of the Control Products & Solutions segment
The following tables reflect the sales and operating results of our reportable segments including recast information for the three and six months ended March 31, 2020 (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Sales
Intelligent Devices	$850.2	$785.0	$1,571.9	$1,561.6
Software & Control	502.3	448.2	943.3	900.7
Lifecycle Services	423.6	448.1	826.2	903.5
Total	$1,776.1	$1,681.3	$3,341.4	$3,365.8
Segment operating earnings
Intelligent Devices	$202.0	$180.7	$342.2	$341.3
Software & Control	149.8	136.8	282.9	277.2
Lifecycle Services	38.3	54.0	74.3	92.1
Total	390.1	371.5	699.4	710.6
Purchase accounting depreciation and amortization	(13.1)	(9.5)	(24.8)	(19.5)
Corporate and other	(30.4)	(17.7)	(58.4)	(50.5)
Non-operating pension and postretirement benefit cost	(7.0)	(8.6)	(14.0)	(17.3)
Gain (loss) on investments	190.9	(144.8)	581.3	(73.8)
Legal Settlement	—	—	70.0	—
Interest (expense) income - net	(22.8)	(23.5)	(45.1)	(47.5)
Income before income taxes	$507.7	$167.4	$1,208.4	$502.0
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes the identifiable assets at March 31, 2021, and September 30, 2020 for each of the reportable segments and Corporate (in millions):

	March 31, 2021	September 30, 2020
Identifiable assets:
Intelligent Devices	$1,766.9	$1,585.0
Software & Control	1,481.2	1,072.7
Lifecycle Services	1,896.9	1,915.0
Corporate	3,172.7	2,692.0
Total	$8,317.7	$7,264.7
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension obligations, and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets. Corporate identifiable assets include shared net property balances of $249.1 million and $247.3 million at March 31, 2021, and September 30, 2020, respectively, for which depreciation expense has been allocated to segment operating earnings consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2021, the related consolidated statements of operations, comprehensive income, and shareowners' equity for the three-month and six-month periods ended March 31, 2021 and 2020, and of cash flows for the six-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
April 28, 2021

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
•the availability and price of components and materials;
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

U.S. Industrial Economic Trends
In the second quarter of fiscal 2021, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2019. These figures are as of April 28, 2021, and are subject to revision by the issuing organizations. In the second quarter of fiscal 2021, Manufacturing PMI improved compared to the prior quarter. The March PMI represents the tenth consecutive month of expansion in the overall economy. The IP index also improved during the quarter and was at the highest level since the COVID-19 pandemic began, although it is still below the pre-pandemic level. Continued sequential growth is projected for the IP Index in the third quarter of fiscal 2021.

	IP Index	PMI
Fiscal 2021 quarter ended:
March 2021	105.5	64.7
December 2020	104.9	60.5
Fiscal 2020 quarter ended:
September 2020	102.5	55.7
June 2020	93.7	52.2
March 2020	107.7	49.7
December 2019	109.6	47.8
Fiscal 2019 quarter ended:
September 2019	109.5	48.2
Note: Economic indicators are subject to revision by the issuing organizations.

Non-U.S. Economic Trends
In the second quarter of fiscal 2021, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Industrial output outside the U.S. saw sequential growth in the second quarter of fiscal 2021. Manufacturing PMI readings improved in most countries during that same time period. The industrial output projection for the third quarter of fiscal 2021 is mixed, with some regions projected to grow sequentially and some projected to decline.

Outlook
We are actively monitoring the impacts of the COVID-19 pandemic on all aspects of our business and geographies. While the duration and severity of those impacts are highly uncertain, they have had, and could continue to have, an adverse effect on our business, financial condition and results of operations.
The supply chain is stressed by increased demand, along with pandemic-related and other global events that have put additional pressures on manufacturing output and freight lanes. This has resulted in and could continue to result in:
•disruptions in our supply chain;
•difficulty in procuring or inability to procure components and materials necessary for our hardware and software products, solutions and services;
•increased costs for commodities, components, and freight services; and
•delays in delivering, or an inability to deliver, our hardware and software products, solutions, and services.
We are closely managing our end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally.
We are updating our guidance considering our performance through the first half of the year, our expectation of continued orders strength, and anticipation of continued supply chain constraints. The following table provides guidance for projected sales growth and earnings per share for fiscal 2021:

Sales Growth Guidance		EPS Guidance
Reported sales growth	9.0% - 12.0%	Diluted EPS	$12.53 - $12.93
Organic sales growth[1]	5.5% - 8.5%	Adjusted EPS[1]	$8.95 - $9.35
Inorganic sales growth	~1.5%
Currency translation	~2.0%
1Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages). Information for the three and six months ended March 31, 2020, has been recast to reflect our new operating segments. See Note 15 in the Consolidated Financial Statements for further information on our change in operating segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Sales
Intelligent Devices (a)	$850.2	$785.0	$1,571.9	$1,561.6
Software & Control (b)	502.3	448.2	943.3	900.7
Lifecycle Services (c)	423.6	448.1	826.2	903.5
Total sales (d)	$1,776.1	$1,681.3	$3,341.4	$3,365.8
Segment operating earnings(1)
Intelligent Devices (e)	$202.0	$180.7	$342.2	$341.3
Software & Control (f)	149.8	136.8	282.9	277.2
Lifecycle Services (g)	38.3	54.0	74.3	92.1
Total segment operating earnings(2) (h)	390.1	371.5	699.4	710.6
Purchase accounting depreciation and amortization	(13.1)	(9.5)	(24.8)	(19.5)
Corporate and other	(30.4)	(17.7)	(58.4)	(50.5)
Non-operating pension and postretirement benefit cost	(7.0)	(8.6)	(14.0)	(17.3)
Gain (loss) on investments	190.9	(144.8)	581.3	(73.8)
Legal settlement	—	—	70.0	—
Interest (expense) income, net	(22.8)	(23.5)	(45.1)	(47.5)
Income before income taxes (i)	507.7	167.4	1,208.4	502.0
Income tax provision	(97.4)	(37.5)	(207.7)	(56.7)
Net income	410.3	129.9	1,000.7	445.3
Net (loss) income attributable to noncontrolling interests	(4.7)	(2.3)	(7.6)	2.4
Net income attributable to Rockwell Automation	$415.0	$132.2	$1,008.3	$442.9

Diluted EPS	$3.54	$1.13	$8.59	$3.80

Adjusted EPS(3)	$2.41	$2.47	$4.79	$4.62

Diluted weighted average outstanding shares	117.1	116.6	117.1	116.6

Total segment operating margin(2) (h/d)	22.0%	22.1%	20.9%	21.1%

Pre-tax margin (i/d)	28.6%	10.0%	36.2%	14.9%

Intelligent Devices segment operating margin (e/a)	23.8%	23.0%	21.8%	21.9%
Software & Control segment operating margin (f/b)	29.8%	30.5%	30.0%	30.8%
Lifecycle Services segment operating margin (g/c)	9.0%	12.1%	9.0%	10.2%
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

Three and Six Months Ended March 31, 2021, Compared to Three and Six Months Ended March 31, 2020
Sales
Sales increased 5.6 percent and decreased 0.7 percent year over year in the three and six months ended March 31, 2021, respectively. Organic sales increased 1.3 percent and decreased 4.2 percent in the three and six months ended March 31, 2021, respectively. Currency translation increased sales by 2.4 percentage points and 1.7 percentage points in the three and six months ended March 31, 2021, respectively. Acquisitions increased sales by 1.9 percentage points and 1.8 percentage points in the three and six months ended March 31, 2021, respectively.
Pricing did not have a significant impact on sales in the three and six months ended March 31, 2021.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Three Months Ended March 31, 2020
North America	$1,065.7	4.3%	2.3%
EMEA	354.8	6.4%	(7.1)%
Asia Pacific	246.9	23.0%	15.6%
Latin America	108.7	(12.9)%	(8.2)%
Total Sales	$1,776.1	5.6%	1.3%

		Change vs.	Change in Organic Sales(1) vs.
	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020	Six Months Ended March 31, 2020
North America	$1,978.0	(2.5)%	(4.1)%
EMEA	675.5	4.9%	(7.5)%
Asia Pacific	468.8	8.9%	3.5%
Latin America	219.1	(16.6)%	(9.9)%
Total Sales	$3,341.4	(0.7)%	(4.2)%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
•The increase in North America sales in the three months ended March 31, 2021, compared to the prior period was led by significant growth in Food & Beverage, e-Commerce, and Life Sciences, partially offset by Oil & Gas. The decrease in North America sales in the six months ended March 31, 2021, compared to the prior period was primarily due to weakness in Oil & Gas, partially offset by growth in Food & Beverage.
•EMEA sales increased year over year in the three and six months ended March 31, 2021, primarily due to currency translation, acquisitions, and strength in Food & Beverage. Organic sales decreased, driven by weakness in Oil & Gas and Metals, partially offset by strength in Food & Beverage.
•Sales in Asia Pacific increased in the three and six months ended March 31, 2021, due to currency translation as well as strength in Semiconductor, hybrid industries, and Chemicals.
•Latin America sales decreased in the three and six months ended March 31, 2021, due to currency translation and weakness in Oil & Gas.

Three and Six Months Ended March 31, 2021, Compared to Three and Six Months Ended March 31, 2020
Corporate and Other
Corporate and other expense was $30.4 million and $58.4 million in the three and six months ended March 31, 2021, respectively, compared to $17.7 million and $50.5 million in the three and six months ended March 31, 2020, respectively. The increase was primarily due to mark-to-market adjustments related to our deferred and non-qualified compensation plans.
Income before Income Taxes
Income before income taxes increased from $167.4 million and $502.0 million in the three and six months ended March 31, 2020, respectively, to $507.7 million and $1,208.4 million in the three and six months ended March 31, 2021, respectively. The increase in income before income taxes in the three and six months ended March 31, 2021, was primarily due to the fair-value adjustments recognized in fiscal 2021 and fiscal 2020 in connection with our investment in PTC (the "PTC adjustments") and a favorable legal settlement in the first quarter of fiscal 2021. Total segment operating earnings increased 5.0 percent in the three months ended March 31, 2021, primarily due to favorable mix, increased sales, and lower spend, partially offset by the reinstatement of incentive compensation. Total segment operating earnings decreased 1.6 percent in the six months ended March 31, 2021, primarily due to lower sales and the reinstatement of incentive compensation, partially offset by lower spend and favorable mix.
Income Taxes
The effective tax rate for the three months ended March 31, 2021, was 19.2 percent compared to 22.4 percent for the three months ended March 31, 2020. The decrease in the effective tax rate was primarily due to the tax effects of the fair-value adjustments recognized in fiscal 2021 and fiscal 2020 in connection with our investment in PTC, partially offset by other discrete items. Our Adjusted Effective Tax Rate for the three months ended March 31, 2021, was 16.7 percent compared to 12.6 percent for the three months ended March 31, 2020. The increase in the Adjusted Effective Tax Rate was primarily due to higher discrete benefits in the prior year.
The effective tax rate for the six months ended March 31, 2021, was 17.2 percent compared to 11.3 percent for the six months ended March 31, 2020. The increase in the effective tax rate was primarily due to the effect of tax benefits recognized upon the formation of the Sensia joint venture in fiscal 2020 and other discrete tax items, partially offset by PTC adjustments. Our Adjusted Effective Tax Rate for the six months ended March 31, 2021, was 16.1 percent compared to 10.6 percent for the six months ended March 31, 2020. The increase in the Adjusted Effective Tax Rate was primarily due to tax benefits recognized upon the formation of the Sensia joint venture in fiscal 2020 and other discrete tax items.
Diluted EPS and Adjusted EPS
Fiscal 2021 second quarter net income attributable to Rockwell Automation was $415.0 million or $3.54 per share, compared to $132.2 million or $1.13 per share in the second quarter of fiscal 2020. The increases in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments. Fiscal 2021 second quarter Adjusted EPS was $2.41 in the second quarter of fiscal 2021, down 2 percent compared to $2.47 in the second quarter of fiscal 2020. Higher volume and favorable mix were offset by the reinstatement of incentive compensation and a higher Adjusted Effective Tax Rate.
Net income attributable to Rockwell Automation was $1,008.3 million or $8.59 per share in the six months ended March 31, 2021, compared to $442.9 million or $3.80 per share in the six months ended March 31, 2020. The increases in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021, partially offset by a higher tax rate. Adjusted EPS was $4.79 in the six months ended March 31, 2021, up 4 percent compared to $4.62 in the six months ended March 31, 2020. The increase in Adjusted EPS was primarily due to lower spend, the legal settlement and favorable mix, partially offset by lower sales and the reinstatement of incentive compensation.

Three and Six Months Ended March 31, 2021, Compared to Three and Six Months Ended March 31, 2020
Intelligent Devices
Sales
Intelligent Devices sales increased 8.3 percent and 0.7 percent year over year in the three and six months ended March 31, 2021, respectively. Intelligent Devices organic sales increased 5.8 percent and decreased 1.0 percent in the three and six months ended March 31, 2021, respectively. Currency translation increased sales by 2.5 percentage points and 1.7 percentage points in the three and six months ended March 31, 2021, respectively. The growth in reported sales in the three and six months ended March 31, 2021, was led by EMEA and Asia Pacific, partially offset by declines in Latin America. Reported sales in North America increased and were flat in three and six months ended March 31, 2021, respectively. Organic sales in the three months ended March 31, 2021, increased in Asia Pacific and North America, were flat in EMEA, and declined in Latin America. All regions except Asia Pacific experienced declines in organic sales in the six months ended March 31, 2021.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 11.8 percent and 0.3 percent year over year in the three and six months ended March 31, 2021, respectively. Segment operating margin increased to 23.8 percent and decreased to 21.8 percent in the three and six months ended March 31, 2021, respectively, from 23.0 percent and 21.9 percent, respectively, in the same periods a year ago. The increase in segment operating margin in the three months ended March 31, 2021 was primarily due to higher sales and lower spend, partially offset by the reinstatement of incentive compensation.
Software & Control
Sales
Software & Control sales increased 12.1 percent and 4.7 percent year over year in the three and six months ended March 31, 2021, respectively. Software & Control organic sales increased 5.6 percent and decreased 0.3 percent in the three and six months ended March 31, 2021, respectively. Currency translation increased sales by 2.6 percentage points and 1.7 percentage points in the three and six months ended March 31, 2021, respectively. Acquisitions increased sales by 3.9 percentage points and 3.3 percentage points in the three and six months ended March 31, 2021, respectively. The growth in reported sales in the three and six months ended March 31, 2021, was broad-based across the regions, with the exception of declines in Latin America. The growth in organic sales in the three months ended March 31, 2021 was broad-based across the regions, with the exception of flat organic sales in EMEA. All regions except North America experienced declines in organic sales in the six months ended March 31, 2021.
Segment Operating Margin
Software & Control segment operating earnings increased 9.5 percent and 2.1 percent year over year in the three and six months ended March 31, 2021, respectively. Segment operating margin decreased to 29.8 percent in the three months ended March, 31, 2021, from 30.5 percent in the same period a year ago, primarily due to the reinstatement of incentive compensation partially offset by higher sales. Segment operating margin decreased to 30.0 percent in the six months ended March 31, 2021, from 30.8 percent, in the same period a year ago, primarily due to the reinstatement of incentive compensation partially offset by lower spend.

Three and Six Months Ended March 31, 2021, Compared to Three and Six Months Ended March 31, 2020
Lifecycle Services
Sales
Lifecycle Services sales decreased 5.5 percent and 8.6 percent year over year in the three and six months ended March 31, 2021, respectively. Lifecycle Services organic sales decreased 11.0 percent and 13.6 percent in the three and six months ended March 31, 2021, respectively. Currency translation increased sales by 2.2 percentage points and 1.4 percentage points in the three and six months ended March 31, 2021, respectively. Acquisitions increased sales by 3.3 percentage points and 3.6 percentage points in the three and six months ended March 31, 2021, respectively. Both reported and organic sales declined in the three and six months ended March 31, 2021, in all regions except Asia Pacific.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 29.1 percent and 19.3 percent year over year in the three and six months ended March 31, 2021, respectively. Segment operating margin decreased to 9.0 percent in the three months ended March 31, 2021, compared to 12.1 percent in the same period a year ago, primarily due to lower sales and the reinstatement of incentive compensation, partially offset by favorable mix and cost savings from actions taken in the prior year. Segment operating margin decreased to 9.0 percent in the six months ended March 31, 2021, compared to 10.2 percent in the same period a year ago primarily due to lower sales and the reinstatement of incentive compensation, partially offset by lower spend, favorable mix and cost savings from actions taken in the prior year.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Purchase accounting depreciation and amortization
Intelligent Devices	$0.7	$0.7	$1.4	$1.4
Software & Control	4.0	1.2	6.7	2.4
Lifecycle Services	8.1	7.3	16.1	15.1
Non-operating pension and postretirement benefit cost
Intelligent Devices	1.1	1.6	2.3	3.3
Software & Control	1.1	1.6	2.3	3.3
Lifecycle Services	1.6	2.3	3.1	4.4

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
The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income attributable to Rockwell Automation	$415.0	$132.2	$1,008.3	$442.9
Non-operating pension and postretirement benefit cost	7.0	8.6	14.0	17.3
Tax effect of non-operating pension and postretirement benefit cost	(2.0)	(2.4)	(4.0)	(4.8)
Change in fair value of investments[1]	(190.9)	144.8	(581.3)	73.8
Tax effect of the change in fair value of investments[1]	46.1	—	110.3	—
Purchase accounting depreciation and amortization attributable to Rockwell Automation	10.1	6.5	18.8	13.5
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(2.5)	(1.6)	(4.6)	(3.2)
Adjusted Income	$282.8	$288.1	$561.5	$539.5

Diluted EPS	$3.54	$1.13	$8.59	$3.80
Non-operating pension and postretirement benefit cost	0.06	0.08	0.12	0.15
Tax effect of non-operating pension and postretirement benefit cost	(0.02)	(0.02)	(0.03)	(0.04)
Change in fair value of investments[1]	(1.63)	1.24	(4.96)	0.63
Tax effect of the change in fair value of investments[1]	0.39	—	0.95	—
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.09	0.06	0.16	0.11
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.02)	(0.02)	(0.04)	(0.03)
Adjusted EPS	$2.41	$2.47	$4.79	$4.62

Effective tax rate	19.2%	22.4%	17.2%	11.3%
Tax effect of non-operating pension and postretirement benefit cost	0.1%	0.2%	0.1%	0.5%
Tax effect of the change in fair value of investments[1]	(2.9)%	(10.2)%	(1.5)%	(1.5)%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.3%	0.2%	0.3%	0.3%
Adjusted Effective Tax Rate	16.7%	12.6%	16.1%	10.6%
1Primarily relates to the change in value of our investment in PTC.

Fiscal 2021 Guidance

Diluted EPS	$12.53 - $12.93
Non-operating pension and postretirement benefit cost	0.24
Tax effect of non-operating pension and postretirement benefit cost	(0.07)
Change in fair value of investments[1]	(4.96)
Tax effect of change in fair value of investments[1]	0.95
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.34
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.08)
Adjusted EPS[2]	$8.95 - $9.35

Effective tax rate	~ 15.4%
Tax effect of non-operating pension and postretirement benefit cost	~ 0.2%
Tax effect of change in fair value of investments[1]	~ (1.8)%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.2%
Adjusted Effective Tax Rate	~ 14.0%
1The actual year-to-date adjustments, which are based on PTC's share price at March 31, 2021, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity and limited visibility of these items.
2Fiscal 2021 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's noncontrolling interest in Sensia

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2021	2020
Cash provided by (used for):
Operating activities	$595.4	$448.5
Investing activities	(336.7)	(273.6)
Financing activities	(339.1)	(534.0)
Effect of exchange rate changes on cash	17.7	(17.5)
Decrease in cash, cash equivalents, and restricted cash	$(62.7)	$(376.6)
The following table summarizes free cash flow (in millions), which is a non-GAAP financial measure:

	Six Months Ended March 31,
	2021	2020
Cash provided by operating activities	$595.4	$448.5
Capital expenditures	(52.1)	(56.6)
Free cash flow	$543.3	$391.9
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
Cash provided by operating activities was $595.4 million for the six months ended March 31, 2021, compared to $448.5 million for the six months ended March 31, 2020. Free cash flow was $543.3 million for the six months ended March 31, 2021, compared to $391.9 million for the six months ended March 31, 2020. The year over year increases in cash provided by operating activities and free cash flow were primarily due to a decrease in incentive compensation payments in the first six months of fiscal 2021 compared to the first six months of fiscal 2020 and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021.
We repurchased approximately 0.7 million shares of our common stock under our share repurchase program in the first six months of fiscal 2021. The total cost of these shares was $179.7 million, of which $2.8 million was recorded in accounts payable at March 31, 2021, related to shares that did not settle until April 2021. At September 30, 2020, there were no outstanding common stock share repurchases recorded in accounts payable. We repurchased approximately 1.1 million shares of our common stock in the first six months of fiscal 2020. The total cost of these shares was $206.2 million, of which $2.0 million was recorded in accounts payable at March 31, 2020, related to share repurchases that did not settle until April 2020. Our decision to repurchase shares in the remainder of 2021 will depend on business conditions, free cash flow generation, other cash requirements (including acquisitions) and stock price. On July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At March 31, 2021, we had approximately $674.0 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At March 31, 2021, and September 30, 2020, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended March 31, 2021, or September 30, 2020. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $230.9 million at March 31, 2021, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at March 31, 2021 and 2020 were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2021 and 2020. There are no significant commitment fees or compensating balance requirements under our credit facilities.
Our short-term debt as of March 31, 2021, primarily consisted of $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due September 30, 2021. There were no commercial paper borrowings outstanding at March 31, 2021, and September 30, 2020.
The following is a summary of our credit ratings as of March 31, 2021:

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
At March 31, 2021, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 the Company began to account for substantially all of its non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.

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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2021, we reclassified $8.6 million and $12.9 million, respectively, in pre-tax net losses related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2020, we reclassified $6.0 million and $10.5 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $13.3 million of pre-tax net unrealized losses on cash flow hedges as of March 31, 2021, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at March 31, 2021, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$1,065.7	$(13.4)	$(6.4)	$1,045.9	$1,022.1
EMEA	354.8	(18.7)	(26.2)	309.9	333.6
Asia Pacific	246.9	—	(14.8)	232.1	200.8
Latin America	108.7	(0.1)	6.0	114.6	124.8
Total Company Sales	$1,776.1	$(32.2)	$(41.4)	$1,702.5	$1,681.3

	Six Months Ended March 31, 2021				Six Months Ended March 31, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$1,978.0	$(24.5)	$(7.7)	$1,945.8	$2,029.0
Europe, Middle East and Africa	675.5	(37.2)	(42.6)	595.7	643.7
Asia-Pacific	468.8	(0.3)	(23.2)	445.3	430.4
Latin America	219.1	(0.1)	17.7	236.7	262.7
Total Company Sales	$3,341.4	$(62.1)	$(55.8)	$3,223.5	$3,365.8

The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Intelligent Devices	$850.2	$—	$(20.0)	$830.2	$785.0
Software & Control	502.3	(17.3)	(11.7)	473.3	448.2
Lifecycle Services	423.6	(14.9)	(9.7)	399.0	448.1
Total Company Sales	$1,776.1	$(32.2)	$(41.4)	$1,702.5	$1,681.3

	Six Months Ended March 31, 2021				Six Months Ended March 31, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Intelligent Devices	$1,571.9	$—	$(26.4)	$1,545.5	$1,561.6
Software & Control	943.3	(29.3)	(16.2)	897.8	900.7
Lifecycle Services	826.2	(32.8)	(13.2)	780.2	903.5
Total Company Sales	$3,341.4	$(62.1)	$(55.8)	$3,223.5	$3,365.8

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at March 31, 2021, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at March 31, 2021, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to interest rate risk and foreign currency risk is contained in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at March 31, 2021, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at March 31, 2021, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020. We believe that at March 31, 2021, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
January 1 - 31, 2021	86,518	$256.44	86,518	$743,786,313
February 1 - 28, 2021	153,527	246.13	153,527	705,998,077
March 1 - 31, 2021	123,039	260.25	123,039	673,976,887
Total	363,084	253.37	363,084
(1)All of the shares purchased during the quarter ended March 31, 2021, were acquired pursuant to the repurchase program described in (3) below.
(2)Average price paid per share includes brokerage commissions.
(3)On July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	April 28, 2021	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2021	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)