Form 10-K
period 2021-09-30
ROCKWELL AUTOMATION, INC
filed 2021-11-09
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of registrant’s voting stock held by non-affiliates of registrant on March 31, 2021 was approximately $30.8 billion.
115,981,885 shares of registrant’s Common Stock, par value $1 per share, were outstanding on October 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of registrant to be held on February 1, 2022, is incorporated by reference into Part III hereof.

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend” and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•the severity and duration of disruptions to our business due to pandemics, including the COVID-19 pandemic, natural disasters (including those as a result of climate change), acts of war, strikes, terrorism, social unrest or other causes, including the impacts of the COVID-19 pandemic and efforts to manage it on the global economy, liquidity and financial markets, demand for our hardware and software products, solutions and services, our supply chain, our work force, our liquidity and the value of the assets we own;
•the availability and price of components and materials;
•macroeconomic factors, including global and regional business conditions (including adverse impacts in certain markets, such as Oil & Gas), commodity prices, the cyclical nature of our customers’ capital spending, sovereign debt concerns and currency exchange rates;
•the availability and cost of capital;
•our ability to attract, develop, and retain qualified personnel;
•the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;
•laws, regulations and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, trade controls, and climate change;
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

Item 1.    Business
General
Rockwell Automation, Inc. (“Rockwell Automation” or the “Company”) is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. Our hardware and software products, solutions and services are designed to meet our customers’ needs to reduce total cost of ownership, maximize asset utilization, improve time to market and reduce enterprise business risk. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for additional information on our business and long-term strategy.
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
Whenever an Item of this Annual Report on Form 10-K refers to information in our Proxy Statement for our Annual Meeting of Shareowners to be held on February 1, 2022 (the Proxy Statement), or to information under specific captions in Item 7. MD&A, or in Item 8. Financial Statements and Supplementary Data (the Consolidated Financial Statements), the information is incorporated in that Item by reference. All date references to years and quarters refer to our fiscal year and quarters unless otherwise stated.
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
Our operating segments share a common sales organization and supply chain and conduct business globally. Major markets served by all segments consist of discrete end markets (e.g., Automotive, Semiconductor, and Warehousing & Logistics), hybrid end markets (e.g., Food & Beverage, and Life Sciences), and process end markets (e.g., Oil & Gas, Metals, and Chemicals).
During fiscal 2020 and 2019, we had two operating segments: Architecture & Software and Control Products & Solutions. Segment information presented for those periods has been recast to reflect our new operating segments. See Note 19 in the Consolidated Financial Statements for additional information on our operating segments.
Geographic Information
We do business in more than 100 countries around the world. The largest sales outside the United States on a country-of-destination basis are in China, Canada, Italy, Mexico, Germany, and the United Kingdom. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.

Competition
Our competitors range from large diversified corporations that may also have business interests outside of industrial automation to smaller companies that offer a limited portfolio of industrial automation products, solutions and services. Factors that influence our competitive position include the breadth of our product portfolio and scope of solutions, technology differentiation, domain expertise, installed base, distribution network, quality of hardware and software products, solutions and services, global presence and price. Major competitors include Siemens AG, ABB Ltd, Schneider Electric SA, Emerson Electric Co., Mitsubishi Electric Corp., Honeywell International Inc., AVEVA Group plc, Dassault Systemes, and Aspen Technology, Inc.
Distribution
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. Approximately 75 percent of our global sales are through independent distributors. Sales to our largest distributor in 2021, 2020, and 2019 were approximately 10 percent of our total sales.
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
Backlog
Our total order backlog consists of (in millions):

	September 30,
	2021	2020
Intelligent Devices	$1,052.8	$392.4
Software & Control	618.2	156.3
Lifecycle Services	1,239.5	1,008.4
	$2,910.5	$1,557.1
See Note 2 in the Consolidated Financial Statements for additional information on the nature of our products and services and revenue recognition.
Environmental Protection Requirements
Information about the effect of compliance with environmental protection requirements and resolution of environmental claims is contained in Note 17 in the Consolidated Financial Statements. See Item 1A. Risk Factors for a discussion of risks associated with liabilities and costs related to environmental remediation.

Patents, Licenses and Trademarks
We own or license numerous patents and patent applications related to our hardware and software products, solutions, and services. While in the aggregate our patents and licenses are important in the operation of our business, we do not believe that loss or termination of any one of them would materially affect our business or financial condition. We have received various claims of patent infringement and requests for patent indemnification. We believe that none of these claims or requests will have a material adverse effect on our financial condition. See Item 1A. Risk Factors for a discussion of risks associated with our intellectual property.
The Company’s name and its registered trademark “Rockwell Automation®” and other trademarks such as “Allen-Bradley®”, “A-B®”, “PlantPAx® Process Automation System™”, and “The Connected Enterprise®” are important to all of our business segments. In addition, we own other important trademarks that we use, such as “ControlLogix®” and “CompactLogix®” for our control systems, “PowerFlex®” for our AC drives, and “Rockwell Software®”, “FactoryTalk®”, “Plex Systems®”, and “Fiix®” for our software and cloud offerings.
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
Industry and Economic Risks
We face the potential harms of natural disasters, including those as a result of climate change, pandemics, including the COVID-19 pandemic, acts of war, terrorism, international conflicts or other disruptions to our operations, the duration and severity of which are highly uncertain and difficult to predict.

Our business depends on the movement of people and goods around the world. Natural disasters (including but not limited to those as a result of climate change), pandemics (including the COVID-19 pandemic), acts or threats of war or terrorism, international conflicts, power outages, fires, explosions, equipment failures, sabotage, political instability and the actions taken by governments could cause damage to or disrupt our business operations, our suppliers or our customers, and could create economic instability. Disruptions to our IT infrastructure from system failures, shutdowns, power outages, telecommunication or utility failures, and other events, including disruptions at third party IT and other service providers, could also interfere with or disrupt our operations. Although it is not possible to predict such events or their consequences, these events could decrease demand for our hardware and software products, solutions or services, increase our costs, or make it difficult or impossible for us to deliver products, solutions or services.
The COVID-19 pandemic has caused significant disruption to the global economy, including in all of the regions in which we, our suppliers, distributors, business partners and customers do business and in which our workforce is located. The COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, significant impacts on global markets. While the duration and severity of those impacts on our business are highly uncertain, they have had, and could continue to have, an adverse effect on our business, financial condition and results of operations in many ways, including, but not limited to, the following:
•The COVID-19 pandemic and responses to it have significantly limited or prevented the movement of goods and services worldwide, which has resulted in and could continue to result in disruptions in our supply chain and our difficulty in procuring or inability to procure components and materials necessary for our hardware and software products, solutions and services. The impact of the COVID-19 pandemic and responses to it has increased and could continue to increase the costs of making and distributing our hardware and software products, solutions and services or result in delays in delivering, or an inability to deliver, them to our customers.

•Our workforce may be unable or unwilling to work on-site or travel as a result of vaccine requirements, event cancellations, facility closures, shelter-in-place, travel and other restrictions and changes in industry practice, or if they, their co-workers or their family members become ill or otherwise require care arrangements. Regulations for vaccines and COVID-19 testing have been announced and additional regulations may be announced in the jurisdictions in which our business operates. These workforce disruptions and regulations have adversely affected and could continue to adversely affect our ability to efficiently operate, including to develop, manufacture, generate sales of, promote, market, and deliver our hardware and software products, solutions and services, and provide customer support. Implementation of new regulations for vaccines may result in attrition of skilled labor and impact our ability to attract and retain talent necessary for our business operations. For additional information, see the risk factor on attracting, developing, and retaining highly qualified personnel.
•Our customers are, and continue to be, subject to significant risks and have had, and could continue to have, adverse impacts to their business operations and financial condition related to the COVID-19 pandemic, which could lead to a decrease in their liquidity and/or industrial spending. This has resulted in, and could continue to result in, a decrease in demand for our hardware and software products, solutions and services, as well as impact our customers’ ability to pay for such hardware and software products, solutions and services.
The unprecedented and continuously evolving nature of the COVID-19 pandemic make the duration and severity of its impacts difficult to predict, which could limit our ability to respond to those impacts. Additionally, the impacts described above and other impacts of the COVID-19 pandemic and responses to it could substantially increase the risk to us from the other risks described in this Item 1A. Risk Factors.
Adverse changes in macroeconomic or industry conditions may result in decreases in our sales and profitability.
We are subject to macroeconomic cycles and when recessions occur, we may experience reduced, canceled or delayed orders, payment delays or defaults, supply chain disruptions or other adverse events as a result of the economic challenges faced by our customers, prospective customers and suppliers.
Demand for our hardware and software products, solutions and services is sensitive to changes in levels of industrial production and the financial performance of major industries that we serve. As economic activity slows, credit markets tighten, or sovereign debt concerns arise, companies tend to reduce their levels of capital spending, which could result in decreased demand for our hardware and software products, solutions and services.
Oil & Gas is a major industry that we serve. Demand for our hardware and software products, solutions and services is sensitive to industry volatility and risks including those related to commodity prices, supply and demand dynamics, productions costs, geological and political activities, and environmental regulations including those intended to reduce the impact of climate change. When adverse Oil & Gas industry events arise, companies may reduce their levels of spending, which could result in decreased demand for our hardware and software products, solutions and services.
Volatility and disruption of the capital and credit markets may result in increased costs to maintain our capital structure.
Our ability to access the credit markets and the costs of borrowing are affected by the strength of our credit rating and current market conditions. If our access to credit, including the commercial paper market, is adversely affected by a change in market conditions or otherwise, our cost of borrowings may increase or our ability to fund operations may be reduced.
The London Interbank Offered Rate (LIBOR) is the basis for determining the amount of our interest payments on borrowings under our $1.25 billion unsecured revolving credit facility. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR. Banks currently reporting information used to set U.S dollar LIBOR are currently expected to stop doing so during 2023. Various parties, including government agencies, are seeking to identify an alternative rate to replace LIBOR. If LIBOR ceases to exist, we may need to amend certain agreements that use LIBOR as a benchmark and we cannot predict what alternative index or other amendments may be negotiated with our counterparties. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected. Additionally, uncertainty as to the nature of a potential discontinuance or modification of LIBOR, alternative reference rates or other reforms may materially and adversely affect the trading market for securities linked to such benchmarks. For additional information, see Financial Condition in Item 7. MD&A.

Our industry is highly competitive.
We face strong competition in all of our market segments in several significant respects. We compete based on breadth and scope of our hardware and software product portfolio and solution and service offerings, technology differentiation, the domain expertise of our employees and partners, product performance, quality of our hardware and software products, solutions and services, knowledge of integrated systems and applications that address our customers’ business challenges, pricing, delivery and customer service. The relative importance of these factors differs across the geographic markets and product areas that we serve and across our market segments. We seek to maintain competitive pricing levels across and within geographic markets by continually developing advanced technologies for new hardware and software products and product enhancements and offering complete solutions for our customers’ business problems. In addition, we continue to drive productivity to reduce our cost structure. If we fail to achieve our objectives, to keep pace with technological changes, or to provide high quality hardware and software products, solutions and services, we may lose business or experience price erosion and correspondingly lower sales and margins. We expect the level of competition to remain high in the future, which could limit our ability to maintain or increase our market share or profitability.
Business and Operational Risks
We rely on suppliers to provide equipment, components and services.
Our business requires that we buy equipment, components and services including finished products, electronic components and commodities. Our reliance on suppliers involves certain risks, including:
•shortages of components, commodities or other materials, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions and services;
•changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility or other factors that affect our suppliers;
•poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products, solutions and services;
•embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers; and
•intellectual property risks such as challenges to ownership of rights or alleged infringement by suppliers.
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
We do business in more than 100 countries around the world. Less than half of our total sales in 2021 were to customers outside the U.S. In addition, our manufacturing operations, suppliers and employees are located in many places around the world. The future success of our business depends in large part on growth in our sales in non-U.S. markets. Our global operations are subject to numerous financial, legal and operating risks, such as political and economic instability; prevalence of corruption in certain countries; enforcement of contract and intellectual property rights; and compliance with existing and future laws, regulations and policies, including those related to exports, imports, tariffs, embargoes and other trade restrictions, investments, taxation, product content and performance, employment and repatriation of earnings. In addition, we are affected by changes in foreign currency exchange rates, inflation rates and interest rates. The occurrence or consequences of these risks may make it more difficult to operate our business and may increase our costs, which could decrease our profitability and have an adverse effect on our financial condition.
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
Our hardware and software products, solutions, and services are used by our direct and indirect customers in applications that may be subject to information theft, tampering, sabotage, or cyber-attacks. Careless or malicious actors could cause a customer’s process to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our hardware and software products, solutions and services, we can reduce risk, not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated and monitored, and much of this is typically outside our control. In addition, the software supply chain introduces security vulnerabilities into many products across the industry.
Our business uses IT resources on a dispersed, global basis for a wide variety of functions including development, engineering, manufacturing, sales, accounting, and human resources. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of products and outsourced activities as part of our internal IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees, and others. We design our security architecture to reduce the risk that a compromise of our partners’ infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks. In addition, our Third Party Risk Program manages risk posed by our suppliers that have access to our confidential information, systems, or network, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business and information.
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
Our success depends in part on our ability to anticipate and offer hardware and software products that appeal to the changing needs and preferences of our customers in the various markets we serve. Developing new hardware and software products requires high levels of innovation, and the development process is often lengthy and costly. If we are not able to anticipate, identify, develop, and market products that respond to changes in customer preferences and emerging technological and broader industry trends, demand for our products could decline.
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
Increasing employee benefit costs and funding requirements could have a negative effect on our operating results and financial condition.
One important aspect of attracting and retaining qualified personnel is continuing to offer competitive employee retirement and health care benefits. The expenses we record for our pension and other postretirement benefit plans depend on factors such as changes in market interest rates, the value of plan assets, mortality assumptions and healthcare trend rates. Significant unfavorable changes in these factors would increase our expenses and funding requirements. Expenses and funding requirements related to employer-funded healthcare benefits depend on laws and regulations, which could change, as well as healthcare cost inflation. An inability to control costs and funding requirements related to employee and retiree benefits could negatively impact our operating results and financial condition.

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
As part of our strategy, we may pursue strategic transactions, including acquisitions, joint ventures, investments, other business opportunities and purchases of technology from third parties. In order to be successful, we must identify attractive transaction opportunities, effectively complete the transaction, and manage post-closing matters, such as integration of the acquired business or technology (including related personnel) and cooperation with our joint venture and other strategic partners. We may not be able to identify or complete beneficial transaction opportunities given the intense competition for them. Even if we successfully identify and complete such transactions, we may not achieve the expected benefits of such transactions and we may not be able to successfully address risks and uncertainties inherent in such transactions, including:

•difficulties in integrating the purchased or new operations, technologies, products or services, retaining customers and achieving the expected benefits of the transaction, such as sales increases, access to technologies, cost savings and increases in geographic or product presence, in the desired time frames;
•loss of key employees or difficulties integrating personnel;
•legal and compliance issues;
•difficulties implementing and maintaining consistent standards, financial systems, internal and other controls, procedures, policies and information systems;
•difficulties maintaining relationships with our joint venture and other strategic partners (including as a result of such joint venture and other strategic partners having differing business objectives) and managing disputes with such joint venture and other strategic partners that may arise in connection with our relationships with them; and
•diversion of management’s attention from other business concerns.

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

While there is an established trading market for shares of PTC common stock, there are limitations on our ability to dispose of some or all of the PTC Shares should we wish to reduce our investment. Until September 2023, we are subject to contractual restrictions on our ability to transfer the PTC Shares, subject to certain exceptions. In addition, we are subject to certain restrictions on our ability to transfer the PTC Shares under the securities laws. Further, the reported value of the PTC Shares does not necessarily reflect their lowest current market price. If we were forced to sell some or all of the PTC Shares in the market, there can be no assurance that we would be able to sell them at prices equivalent to the value of the PTC Shares that we have reported on our Consolidated Balance Sheet, and we may be forced to sell them at significantly lower prices.

Finally, our equity position in PTC is a minority position which exposes us to further risk as we are not able to exert control over PTC.

Legal, Tax and Regulatory Risks
New legislative and regulatory actions could adversely affect our business.
Legislative and regulatory action, including those related to corporate income taxes or climate change, may be taken in the various countries and other jurisdictions where we operate that may affect our business activities in those countries and other jurisdictions or may otherwise increase our costs to do business. For example, we are increasingly required to comply with various environmental and other material, product, certification and labeling laws and regulations. Our customers may also be required to comply with such legislative and regulatory requirements. These requirements could increase our costs and could potentially have an adverse effect on our ability to do business in certain jurisdictions. Changes in these requirements could impact demand for our hardware and software products, solutions and services. Compliance with state, federal and foreign privacy regulations, such as the European Union’s General Data Protection Regulation (GDPR), could increase our operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. Failure to maintain information privacy could result in legal liability or reputational harm.
In addition, increased public awareness and concern regarding climate change may result in more requirements or expectations that could mandate more restrictive or expansive standards, such as more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates uncertainty. While the Company has adopted certain voluntary targets, environmental laws, regulations, or standards may be changed, accelerated, or adopted and impose significant operational restrictions and compliance requirements upon the Company, its products, or customers, which could negatively impact the Company’s business, capital expenditures, results of operations, and financial condition.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We operate manufacturing facilities in the United States and multiple other countries. Manufacturing space occupied approximately 2.8 million square feet. Our global headquarters are located in Milwaukee, Wisconsin in a facility that we own. We lease the remaining facilities noted below. Most of our facilities are shared by operations of all segments and may be used for multiple purposes such as administrative, manufacturing, warehousing and / or distribution.
The following table sets forth information regarding our headquarter locations as of September 30, 2021:

Location	Segment/Region

Milwaukee, Wisconsin, United States	Global and North America Headquarters, Intelligent Devices, and Lifecycle Services
Mayfield Heights, Ohio, United States	Software & Control
Capelle, Netherlands / Diegem, Belgium	Europe, Middle East and Africa
Hong Kong	Asia Pacific
Weston, Florida, United States	Latin America

The following table sets forth information regarding the manufacturing square footage of our principal locations as of September 30, 2021:

Location	Manufacturing Square Footage
Monterrey, Mexico	607,000
Katowice, Poland	238,000
Mequon, Wisconsin, United States	230,000
Tecate, Mexico	225,000
Twinsburg, Ohio, United States	200,000
Richland Center, Wisconsin, United States	189,000
Cambridge, Canada	165,000
Ladysmith, Wisconsin, United States	150,000
Harbin, China	118,000
Shanghai, China	106,000
Jundiai, Brazil	95,000
Singapore	79,000
There are no major encumbrances (other than financing arrangements, which in the aggregate are not significant) on any of our plants or equipment. In our opinion, our properties have been well maintained, are in sound operating condition, and contain all equipment and facilities necessary to operate at present levels. The square footage of a given manufacturing facility is not indicative of the sales contribution of the products manufactured there.

Item 3.    Legal Proceedings
The information required by this Item is contained in Note 17 in the Consolidated Financial Statements within the section entitled Other Matters.

Item 4. Mine Safety Disclosures
Not applicable.
Item 4A.    Information about our Executive Officers
The name, age, office and position held with the Company and principal occupations and employment during the past five years of each of the executive officers of the Company as of November 1, 2021 are:

Name, Office and Position, and Principal Occupations and Employment	Age

Blake D. Moret — Chairman of the Board since January 1, 2018, and President and Chief Executive Officer since July 1, 2016	58
Sujeet Chand — Senior Vice President, Technology since July 1, 2021; previously Senior Vice President and Chief Technology Officer	63
Elik I. Fooks — Senior Vice President, Corporate Development since March 16, 2017; previously Vice President and General Manager, Sensing, Safety, and Connectivity Business	70
Nicholas C. Gangestad — Senior Vice President and Chief Financial Officer since March 1, 2021; previously Senior Vice President and Chief Financial Officer, 3M Company (consumer goods, health care and worker safety)	57
Scott Genereux - Senior Vice President and Chief Revenue Officer since February 1, 2021; previously Executive Vice President of Worldwide Field Operations at Veritas (provider of information management services) (2017 to 2020), and Senior Vice President at Oracle (cloud applications and platform services)	58
Rebecca W. House — Senior Vice President, Chief People (since July 2020) and Legal Officer and Secretary since January 3, 2017; previously Assistant General Counsel, Operations and Compliance, and Assistant Secretary at Harley-Davidson, Inc. (motorcycle manufacturer)	48
Frank C. Kulaszewicz — Senior Vice President Lifecycle Services since October 1, 2020; previously Senior Vice President	57
Veena M. Lakkundi – Senior Vice President, Strategy and Corporate Development since November 1, 2021; previously Senior Vice President, Strategy & Business Development (2020-2021), Vice President and General Manager, Industrial Adhesives and Tapes Division (2019-2020), Vice President and Chief Ethics & Compliance Officer, Compliance and Business Conduct, Legal Affairs (2017-2019) at 3M Company (consumer goods, health care and worker safety)	52
John M. Miller — Vice President and Chief Intellectual Property Counsel	54
Christopher Nardecchia — Senior Vice President and Chief Information Officer since November 1, 2017; previously Vice President and Chief Information Officer, Global Operations and Supply Chain, Amgen, Inc. (biopharmaceutical company)	59
Ernest Nicolas, Jr. — Senior Vice President, Chief Supply Chain Officer since November 4, 2020; previously Senior Vice President, Operations and Engineering Services (from November 2019 to November 2020), Vice President, Global Supply Chain (from July 2018 to November 2019), and Vice President, Strategic Sourcing and Supply Management	44
Cyril Perducat – Senior Vice President (since June 1, 2021) and Chief Technology Officer since July 1, 2021; previously Executive Vice President, Schneider Electric (energy and automation digital solutions)	52
Terry L. Riesterer — Vice President and Controller since November 29, 2019; previously Vice President, Corporate Financial Planning and Analysis and Corporate Development (from August 2016 - November 2019) and Vice President, Global Finance Operations	53
Brian A. Shepherd - Senior Vice President Software and Control since February 1, 2021; previously President, Production Software SFx (2019-2020) and Senior Vice President, Software Solutions (2017-2019) at Hexagon Manufacturing Intelligence (metrology and manufacturing solution specialist), and Executive Vice President, PTC Inc. (digital technology)	56
Isaac Woods — Vice President and Treasurer since October 1, 2020; previously Director, Finance, Power Control Business (from March 2019 - October 2020), Director, Capital Markets (from January 2017 to March 2019), and Manager, Corporate Finance and Investor Relations	36
Francis S. Wlodarczyk — Senior Vice President Intelligent Devices since October 1, 2020; previously Senior Vice President (since July 2, 2018) and Vice President, Control and Visualization Business	56
There are no family relationships, as defined by applicable SEC rules, between any of the above executive officers and any other executive officer or director of the Company. No officer of the Company was selected pursuant to any arrangement or understanding between the officer and any person other than the Company. All executive officers are elected annually.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $1 par value, is listed on the New York Stock Exchange and trades under the symbol “ROK”. On October 31, 2021, there were 13,207 shareowners of record of our common stock.
Company Purchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1 – 31, 2021	76,727	$293.14	76,727	$591,003,972
August 1 – 31, 2021	62,574	316.31	62,574	571,211,496
September 1 – 30, 2021	60,788	310.74	60,788	552,321,985
Total	200,089	305.73	200,089
(1)All of the shares purchased during the quarter ended September 30, 2021, were acquired pursuant to the repurchase program described in (3) below.
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
The following line graph compares the cumulative total shareowner return on our common stock against the cumulative total return of the S&P Composite-500 Stock Index (S&P 500 Index) and the S&P Electrical Components & Equipment Index for the period of five fiscal years from October 1, 2016, to September 30, 2021, assuming in each case a fixed investment of $100 at the respective closing prices on September 30, 2016, and reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Return
Rockwell Automation, S&P 500 Index & S&P Electrical Components & Equipment
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
Fiscal Year Ended September 30
Rockwell Automation
S&P 500 Index
S&P Electrical Components & Equipment

The cumulative total returns on Rockwell Automation common stock and each index as of September 30, 2016 through 2021 plotted in the above graph are as follows:

	2016	2017	2018	2019	2020	2021
Rockwell Automation*	$100.00	$148.54	$159.26	$143.26	$195.79	$264.96
S&P 500 Index	100.00	118.61	139.85	145.80	167.89	218.26
S&P Electrical Components & Equipment	100.00	120.13	139.16	134.49	156.25	226.35
Cash dividends per common share	2.90	3.04	3.51	3.88	4.08	4.28
* Includes the reinvestment of all dividends in our common stock.

Item 6. Reserved
Not required.
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
Global Expansion
As the manufacturing world continues to expand, we must be able to meet our customers’ needs around the world. Approximately 66 percent of our employees and less than half of our total sales are outside the U.S. We continue to expand our footprint in emerging markets.
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

Discrete	Hybrid	Process
Automotive	Food & Beverage	Oil & Gas
Semiconductor	Life Sciences	Mining
Warehousing & E-commerce	Household & Personal Care	Metals
General Industries	Tire	Chemicals
Printing & Publishing	Eco Industrial	Pulp & Paper
Marine	Water / Wastewater	Other Process
Glass	Waste Management
Fiber & Textiles	Mass Transit
Airports	Renewable Energy
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
We help our customers meet their sustainability needs pertaining to energy efficiency, environmental, and safety goals. Customers across all industries are investing in more energy-efficient manufacturing processes and technologies, such as intelligent motor control, and energy-efficient solutions and services. In addition, environmental and safety objectives, including those related to combating climate change, often spur customers to invest to ensure compliance and implement sustainable business practices. As customers seek to be more sustainable, our offering of hardware and software products provide strategic opportunities to appeal to their changing needs and preferences.
Acquisitions and Investments
Our acquisition and investment strategy focuses on hardware and software products, solutions and services that will be catalytic to the organic growth of our core offerings.
In August 2021, we acquired Plex Systems (Plex), a cloud-native smart manufacturing platform. Plex offers a single-instance, multi-tenant Software-as-a-Service manufacturing platform operating at scale, including advanced manufacturing execution systems, quality, and supply chain management capabilities.
In December 2020, we acquired Fiix Inc., a privately-held, artificial intelligence enabled computerized maintenance management system (CMMS) company based in Toronto, Ontario, Canada. Fiix’s cloud-native CMMS creates workflows for the scheduling, organizing, and tracking of equipment maintenance; connects seamlessly to business systems; and drives data-driven decisions.
In October 2020, we acquired Oylo, a privately-held industrial cybersecurity services provider based in Barcelona, Spain. Oylo is dedicated to providing a broad range of industrial control system cybersecurity services and solutions including assessments, turnkey implementations, managed services and incident response.
In April 2020, we acquired ASEM, S.p.A. (ASEM), a provider of digital automation technologies. ASEM’s products will allow us to provide customers with a high degree of configurability for their industrial computing needs, allow them to achieve faster time to market, lower their cost of ownership, improve asset utilization, and better manage enterprise risk.

In April 2020, we also acquired Kalypso, LP (Kalypso), a privately-held US-based software delivery and consulting firm specializing in the digital transformation of industrial companies with a strong client base in life sciences, consumer products and industrial high-tech. This acquisition enhances our ability to implement and deploy technology and deliver even greater value to our customers.
In January 2020, we acquired Avnet Data Security, LTD (Avnet), an Israel-based cybersecurity provider with over 20 years of experience providing cybersecurity services. Avnet’s combination of service delivery, training, research, and managed services enables us to service a much larger set of customers globally while also continuing to accelerate our portfolio development in this market.
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
Attracting, Developing, and Retaining Highly Qualified Talent
At Rockwell Automation, we promise to expand human possibility within our company and throughout the world of industrial production, and we work to attract and develop highly engaged people who can and want to do their best work.
Our commitment to diversity, equity and inclusion starts at the top. Our 11 board members, 10 of whom are independent, include three female and two African American directors. In fiscal year 2021, we hired our first chief diversity officer and made investments to accelerate our efforts to increase diversity, equity, and inclusion across the company.
A culture of integrity is fundamental to Rockwell’s core values, including a formal ethics and compliance organization and an Ombuds office that investigates ethical and legal concerns brought forth by employees. In fiscal year 2020, we refreshed our code of conduct that along with our partner code of conduct and supplier code of conduct prohibits corrupt acts, bribery and anticompetitive behavior. Employee training is used to reinforce our values companywide, with participation in trainings related to ethics, environment, health and safety, and emergency responses at or near 100%.

There are several ways in which we attract, develop, and retain highly qualified talent, including:
•We make the safety and health of our employees a top priority. We strive for zero workplace injuries and illnesses and operate in a manner that recognizes safety as fundamental to Rockwell Automation being a great place to work. In fiscal year 2021, we achieved 0.27 recordable cases per 100 employees.
•We capture and act upon employee feedback through our annual employee engagement survey. It measures several engagement indicators and drivers and provides an overall employee engagement index (EEI) with external benchmark comparison. The latest survey, conducted in February 2021, showed an EEI of 74, which was equal to a global norm for this index. Our global inclusion index score was 76, three points higher than the global benchmark of 73.
•We invest in growth and development of our employees. As the pace of change increases, it is important we provide re-skilling and upskilling opportunities for our technical talent, along with soft skills and leadership development for all. We offer a portfolio of all employee, managerial and leader training that spans on-demand self-paced and virtual live instructor-led formats. Our programs focus on basic as well as transformational skills. We take pride in our culture and in fiscal year 2021 created an opportunity for our employees to participate in team-based culture workshops. In fiscal 2021, the majority of our employees completed one or more of our training programs representing over 100,000 learning hours.
•We offer employee assistance and work life benefits to all global employees. Our comprehensive benefits include healthcare benefits, disability and life insurance benefits, paid time off, and leave programs. Rockwell offers plans and resources to help employees meet future savings goals through defined benefit and retirement savings plans. We offer flextime, remote work, and part-time arrangements whenever business conditions permit.
We monitor employee retention and attrition rates by demographic factors including by gender, ethnicity, generation, years of service, career role, region, business, and function. We generally experienced higher attrition rates in fiscal year 2021 as compared to fiscal year 2020. We believe the increase is consistent with market trends experienced broadly across labor markets in fiscal 2021. We use attrition rate information to identify and address unfavorable trends to mitigate risk to our business. See Item 1A. Risk Factors for a discussion of risks relating to our inability to attract, develop, and retain highly qualified talent.
At September 30, 2021, our employees, including those employed by consolidated subsidiaries, by region were approximately:

North America	9,500
Europe, Middle East and Africa	5,000
Asia Pacific	5,500
Latin America	4,500
Total employees	24,500
Our employees had the following global gender demographics:

	September 30, 2021
	Women	Men
All employees	32%	68%
Engineers	15%	85%
Manufacturing Associates	49%	51%
Individual Contributors	36%	64%
People Managers	25%	75%

Our U.S. employees had the following race and ethnicity demographics based on voluntary disclosure:

	September 30, 2021
	All U.S. Employees	Engineers	Manufacturing Associates	Individual Contributors	People Managers
Black / African American	7%	4%	14%	6%	6%
Asian	10%	12%	14%	6%	8%
Hispanic / Latinx	5%	5%	4%	6%	5%
White	75%	77%	56%	79%	80%
Multiracial, Native American and Pacific Islander	1%	1%	2%	2%	1%
Undisclosed	2%	1%	10%	1%	—%
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

U. S. Industrial Economic Trends
In 2021, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts the trends in these indicators from fiscal 2019 to 2021. These figures are as of the date of this filing and are subject to revision by the issuing organizations. The IP index continued to improve during the quarter, reaching the pre-pandemic level in August before declining below that level again in September. In the fourth quarter of fiscal 2021, PMI continues to be well above 50. The September PMI represents the sixteenth consecutive month of expansion in the overall economy.

	IP Index	PMI
Fiscal 2021 quarter ended:
September 2021	100.9	61.1
June 2021	99.9	60.6
March 2021	98.3	64.7
December 2020	97.4	60.5
Fiscal 2020 quarter ended:
September 2020	95.5	55.4
June 2020	87.1	52.6
March 2020	100.0	49.1
December 2019	101.7	47.8
Fiscal 2019 quarter ended:
September 2019	102.4	48.2
June 2019	102.4	51.6
March 2019	103.0	54.6
December 2018	103.9	54.3
Non-U.S. Economic Trends
In 2021, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the “Overview” section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product and IP as indicators of the growth opportunities in each region where we do business.
Industrial output and PMI outside the U.S. was mixed in the fourth quarter of fiscal 2021. Industrial output projections for the first quarter of fiscal 2022 are varied with some regions projected to grow sequentially and others projected to contract.

Supply Chain
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
COVID-19 Pandemic
In fiscal 2020, we experienced a significant disruption to our business as a result of the COVID-19 pandemic which impacted demand for our hardware and software products, services and solutions. In response to the pandemic we implemented enhanced policies and procedures for employee safety and we implemented temporary cost reduction actions and other adjustments to our cost structure. Restrictions on physical access to customer, manufacturing and office facilities has created and continues to create inefficiencies and execution delays.
We continue to monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies. Uncertainty on the duration and severity of those impacts remain as new variants of the virus have emerged and the evolving nature of vaccine roll-outs and regulations. New regulations for vaccines and COVID-19 testing and health and safety requirements have been announced and additional regulations may be announced in the jurisdictions in which our business operates. We are continuously responding to the changing conditions created by the pandemic and evolving regulations and remain focused on our priorities including employee health and safety, our customer needs, and protecting critical investments to drive long-term differentiation.
We have seen a recovery in demand for our hardware and software products, services, and solutions during fiscal 2021, allowing us to reverse our temporary cost reduction actions, and we expect this to continue into fiscal 2022. We continue to monitor and to respond to the impacts on our businesses from macroeconomic effects including the ongoing impacts of the pandemic, supply chain constraints, and materials and labor shortages.
Outlook
The table below provides guidance for sales growth and earnings per share for fiscal 2022. Our guidance reflects strong demand as well as record backlog entering into fiscal year 2022. Supply chain challenges remain dynamic, and our projections assume gradual improvement over the course of the year.

Sales Growth Guidance		EPS Guidance
Reported sales growth	16% - 19%	Diluted EPS	$9.91 - $10.51
Organic sales growth[1]	14% - 17%	Adjusted EPS[1]	$10.50 - $11.10
Inorganic sales growth[2]	~ 2%
Currency translation	~ 0%
1Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.
2Estimate for incremental sales resulting from businesses acquired in fiscal year 2021.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts):

	Year Ended September 30,
	2021	2020	2019
Sales
Intelligent Devices (a)	$3,311.9	$2,956.0	$3,279.7
Software & Control (b)	1,947.0	1,681.3	1,790.0
Lifecycle Services (c)	1,738.5	1,692.5	1,625.1
Total sales (d)	$6,997.4	$6,329.8	$6,694.8
Segment operating earnings[1]
Intelligent Devices (e)	$702.1	$587.8	$697.0
Software & Control (f)	531.0	473.8	531.2
Lifecycle Services (g)	158.2	196.3	245.4
Total segment operating earnings[2] (h)	1,391.3	1,257.9	1,473.6
Purchase accounting depreciation and amortization	(55.1)	(41.4)	(16.6)
Corporate and other	(120.6)	(98.9)	(108.8)
Non-operating pension and postretirement benefit (cost) credit	(63.8)	(37.4)	8.4
Gain (loss) on investments	397.4	153.9	(402.2)
Valuation adjustments related to the registration of PTC Shares	—	—	33.7
Legal settlement	70.0	—	—
Interest (expense) income, net	(93.0)	(98.0)	(87.1)
Income before income taxes (i)	1,526.2	1,136.1	901.0
Income tax provision	(181.9)	(112.9)	(205.2)
Net income	1,344.3	1,023.2	695.8
Net (loss) attributable to noncontrolling interests	(13.8)	(0.2)	—
Net income attributable to Rockwell Automation	$1,358.1	$1,023.4	$695.8

Diluted EPS	$11.58	$8.77	$5.83

Adjusted EPS[3]	$9.43	$7.87	$8.78

Diluted weighted average outstanding shares	117.1	116.6	119.3

Pre-tax margin (i/d)	21.8%	17.9%	13.5%

Intelligent Devices segment operating margin (e/a)	21.2%	19.9%	21.3%
Software & Control segment operating margin (f/b)	27.3%	28.2%	29.7%
Lifecycle Services segment operating margin (g/c)	9.1%	11.6%	15.1%
Total segment operating margin[2] (h/d)	19.9%	19.9%	22.0%
(1)See Note 19 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2)Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit (cost) credit, gains and losses on investments, the $70 million legal settlement in fiscal 2021, valuation adjustments related to the registration of the PTC Shares in fiscal 2019, interest (expense) income - net, and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3)Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

2021 Compared to 2020
Sales
Sales in fiscal 2021 increased 10.5 percent compared to 2020. Organic sales increased 6.7 percent of which approximately 1 percent was due to pricing. Currency translation increased sales by 2.3 percentage points. Acquisitions increased sales by 1.5 percentage points. Organic annual recurring revenue (ARR) at September 30, 2021 grew approximately 18 percent compared to September 30, 2020. See Organic Annual Recurring Revenue for information on this measure.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2021, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales(1) vs.
	Year Ended September 30, 2021	Year Ended September 30, 2020	Year Ended September 30, 2020
North America	$4,132.8	9.9%	8.0%
Europe, Middle East and Africa	1,405.7	12.5%	2.8%
Asia Pacific	1,012.2	16.5%	10.3%
Latin America	446.7	(1.1)%	(0.1)%
Total sales	$6,997.4	10.5%	6.7%
(1)Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
•Reported and organic sales in North America increased in discrete and hybrid industries, partially offset by weakness in process industries, particularly Oil & Gas.
•EMEA reported and organic sales increased primarily due to strength in Food & Beverage and Tire. Reported sales also increased due to currency translation and sales from acquisitions.
•Asia Pacific reported and organic sales increased year over year, primarily due to strength in Semiconductor, Life Sciences, and Tire. Reported sales also increased due to favorable currency translation.
•Reported and organic sales in Latin America decreased year over year, primarily due to weakness in Mining and Oil & Gas, partially offset by growth in Food & Beverage.
Corporate and Other
Corporate and other expenses were $120.6 million in fiscal 2021 compared to $98.9 million in fiscal 2020. The increase was primarily driven by deal costs associated with the acquisition of Plex Systems.
Income before Income Taxes
Income before income taxes increased to $1,526.2 million in 2021 from $1,136.1 million in 2020, primarily due to fair-value adjustments recognized in 2021 and 2020 in connection with our investment in PTC (the “PTC adjustments”), higher operating earnings, and a $70 million pre-tax favorable legal settlement in the first quarter of fiscal 2021. Total segment operating earnings increased to $1,391.3 million from $1,257.9 million in 2020, primarily due to higher sales, partially offset by the reinstatement of incentive compensation and the reversal of temporary pay actions taken in fiscal 2020.
Income Taxes
The effective tax rate in 2021 was 11.9 percent compared to 9.9 percent in 2020. The increase in the effective tax rate was primarily due to the effect of tax benefits recognized upon the formation of the Sensia joint venture in fiscal 2020 and other discrete items. The Adjusted Effective Tax Rate in 2021 was 11.6 percent compared to 12.4 percent in 2020. The decrease in the Adjusted Effective Tax Rate was primarily due to higher discrete benefits in the current year.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2021 and 2020 affecting each year’s respective tax rates.

Diluted EPS and Adjusted EPS
Fiscal 2021 net income attributable to Rockwell Automation was $1,358.1 million or $11.58 per share, compared to $1,023.4 million or $8.77 per share in fiscal 2020. The increase in net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales and the PTC adjustments, partially offset by the reinstatement of incentive compensation and the reversal of temporary pay actions taken in fiscal 2020. Adjusted EPS was $9.43 in fiscal 2021, up 19.8 percent compared to $7.87 in fiscal 2020, primarily due to higher sales, partially offset by the reinstatement of incentive compensation and the reversal of temporary pay actions taken in fiscal 2020.
Operating Segments
The following is a discussion of our results by operating segment. See Note 19 in the Consolidated Financial Statements for additional information on each segment and our definition of segment operating earnings.
Intelligent Devices
Sales
Intelligent Devices sales increased 12.0 percent in 2021 compared to 2020. Organic sales increased 9.7 percent. The effects of currency translation increased sales by 2.3 percentage points. All regions experienced sales increases.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 19.4 percent. Segment operating margin increased to 21.2% in 2021 from 19.9% in 2020, primarily due to higher sales, partially offset by the reinstatement of incentive compensation.
Software & Control
Sales
Software & Control sales increased 15.8 percent in 2021 compared to 2020. Organic sales increased 10.0 percent. The effects of currency translation increased sales by 2.5 percentage points and acquisitions increased sales by 3.3 percentage points. All regions experienced sales increases.
Segment Operating Margin
Software & Control segment operating earnings increased 12.1 percent year over year. Segment operating margin decreased to 27.3% in 2021 from 28.2% percent a year ago, primarily due to higher planned investment spend and the reinstatement of incentive compensation, partially offset by higher sales.
Lifecycle Services
Sales
Lifecycle Services sales increased 2.7 percent in 2021 compared to 2020. Organic sales decreased 1.8 percent. The effects of currency translation increased sales by 2.2 percentage points and acquisitions increased sales by 2.3 percentage points. Reported sales increased in EMEA and Asia Pacific, were flat in North America, and decreased in Latin America. Organic sales decreased in all regions except Asia Pacific.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 19.4 percent year over year. Segment operating margin decreased to 9.1% in 2021 from 11.6% percent a year ago, primarily due to the reinstatement of incentive compensation.

2020 Compared to 2019
Sales
Sales in fiscal 2020 decreased 5.5 percent compared to 2019. Organic sales decreased 7.8 percent of which pricing increased sales by approximately 1 percentage point. Currency translation decreased sales by 1.2 percentage points. Acquisitions increased sales by 3.5 percentage points.
The table below presents our sales, attributed to the geographic regions based upon country of destination, for the year ended September 30, 2020, and the percentage change from the same period a year ago:

		Change vs.	Change in Organic Sales(1) vs.
(in millions, except percentages)	Year Ended September 30, 2020	Year Ended September 30, 2019	Year Ended September 30, 2019
North America	$3,760.2	(6.3)%	(8.5)%
Europe, Middle East and Africa	1,249.3	—%	(6.5)%
Asia Pacific	868.7	(4.4)%	(5.3)%
Latin America	451.6	(13.5)%	(9.5)%
Total sales	$6,329.8	(5.5)%	(7.8)%
(1)Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.

•Sales in North America decreased year over year, led by weakness in Oil & Gas, Metals, and Pulp & Paper.

•EMEA sales remained flat year over year. Organic sales decreased, driven by weak process industries and Tire.

•Asia Pacific sales decreased year over year, due to weakness in Oil & Gas and Food & Beverage.

•Sales in Latin America decreased year over year, primarily due to Oil & Gas, Automotive, and Mining.
Corporate and other
Corporate and other expenses were $98.9 million in fiscal 2020 compared to $108.8 million in fiscal 2019.
Income before Income Taxes
Income before income taxes increased 26 percent from $901.0 million in 2019 to $1,136.1 million in 2020, primarily due to the PTC adjustments, partially offset by lower sales. Total segment operating earnings decreased 15 percent year over year from $1,473.6 million in 2019 to $1,257.9 million in 2020, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.
Income Taxes
The effective tax rate in 2020 was 9.9 percent compared to 22.8 percent in 2019. The decrease in the effective tax rate was primarily due to the PTC adjustments, tax benefits recognizable upon the formation of the Sensia joint venture, and other discrete items. The Adjusted Effective Tax Rate in 2020 was 12.4 percent compared to 17.9 percent in 2019. The decrease in the Adjusted Effective Tax Rate was primarily due to our benefit from non-U.S. tax rates, tax benefits recognizable upon the formation of the Sensia joint venture, and other discrete items.
See Note 16 in the Consolidated Financial Statements for a complete reconciliation of the United States statutory tax rate to the effective tax rate and more information on tax events in 2020 and 2019 affecting each year’s respective tax rates.

Diluted EPS and Adjusted EPS
Fiscal 2020 net income attributable to Rockwell Automation was $1,023.4 million or $8.77 per share, compared to $695.8 million or $5.83 per share in fiscal 2019. The increase in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments, partially offset by lower sales. Fiscal 2020 Adjusted EPS was $7.87, down 10.4 percent compared to $8.78 in fiscal 2019, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.
Operating Segments
The following is a discussion of our results by operating segment. See Note 19 in the Consolidated Financial Statements for additional information on each segment and our definition of segment operating earnings.
Intelligent Devices
Sales
Intelligent Devices sales decreased 9.9 percent in 2020 compared to 2019. Organic sales decreased 8.8 percent and the effect of currency translation decreased sales by 1.1 percentage points. All regions experienced sales declines.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 15.7 percent. Operating margin was 19.9% percent in 2020 compared to 21.3% percent in 2019, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.
Software & Control
Sales
Software & Control sales decreased 6.1 percent in 2020 compared to 2019. Organic sales decreased 5.9 percent, the effect of currency translation decreased sales by 1.2 percentage points, and acquisitions increased sales by 1.0 percentage points. All regions experienced sales declines.
Segment Operating Margin
Software & Control segment operating earnings decreased 10.8 percent year over year. Segment operating margin was 28.2 percent in 2020 compared to 29.7 percent a year ago, primarily due to lower sales, partially offset by a combination of temporary and structural cost actions.
Lifecycle Services
Sales
Lifecycle Services sales increased 4.1 percent in 2020 compared to 2019. Organic sales decreased 7.8 percent, the effect of currency translation decreased sales by 1.4 percentage points, and acquisitions increased sales by 13.3 percentage points. Reported sales increased in all regions except Latin America, and all regions experienced organic sales declines.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 20.0 percent year over year. Segment operating margin was 11.6 percent in 2020 compared to 15.1 percent a year ago, primarily due to lower organic sales and the impact of acquisitions, partially offset by a combination of temporary and structural cost actions.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost (credit) are not allocated to our operating segments because these costs are excluded from our measurement of each segment’s operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Year Ended September 30,
	2021	2020	2019
Purchase accounting depreciation and amortization
Intelligent Devices	$2.7	$2.9	$3.3
Software & Control	19.2	6.7	4.8
Lifecycle Services	32.1	30.8	7.4
Non-operating pension and postretirement benefit cost (credit)
Intelligent Devices	$14.1	$7.4	$(4.2)
Software & Control	14.1	7.4	(4.2)
Lifecycle Services	18.8	9.9	(5.5)

Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation
Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost (credit), purchase accounting depreciation and amortization attributable to Rockwell Automation, net income (loss) attributable to noncontrolling interests, and gains and losses on investments, including their respective tax effects. Non-operating pension and postretirement benefit cost (credit) is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 14 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
Beginning in fiscal 2021, we changed our definition of Adjusted Income and Adjusted EPS to exclude the impact of purchase accounting depreciation and amortization attributable to Rockwell Automation, including the related tax effects. The definition of Adjusted Effective Tax Rate also changed to correspond to the purchase accounting items now being excluded from Adjusted Income. We believe these new definitions provide more useful information about our operating performance and allow management and investors to better compare our operating performance period over period, compared to our prior definitions of these measures given our increased inorganic investments. All previously reported amounts within this filing have been recast to conform to this new definition. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for net income attributable to Rockwell Automation, diluted EPS and effective tax rate.
The following are reconciliations of net income attributable to Rockwell Automation, diluted EPS and effective tax rate to Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Year Ended September 30,
	2021	2020	2019
Net income attributable to Rockwell Automation	$1,358.1	$1,023.4	$695.8
Non-operating pension and postretirement benefit cost (credit)	63.8	37.4	(8.4)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(16.0)	(10.1)	1.0
Purchase accounting depreciation and amortization attributable to Rockwell Automation	43.2	29.4	16.6
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(10.5)	(7.0)	(3.2)
Change in fair value of investments[1]	(397.4)	(153.9)	368.5
Tax effect of change in fair value of investments[1]	64.7	—	(21.7)
Adjusted Income	$1,105.9	$919.2	$1,048.6

Diluted EPS	$11.58	$8.77	$5.83
Non-operating pension and postretirement benefit cost (credit)	0.55	0.32	(0.07)
Tax effect of non-operating pension and postretirement benefit cost (credit)	(0.14)	(0.09)	0.01
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.37	0.25	0.14
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.09)	(0.06)	(0.03)
Change in fair value of investments[1]	(3.39)	(1.32)	3.08
Tax effect of change in fair value of investments[1]	0.55	—	(0.18)
Adjusted EPS	$9.43	$7.87	$8.78

Effective tax rate	11.9%	9.9%	22.8%
Tax effect of non-operating pension and postretirement benefit cost (credit)	0.5%	0.6%	0.1%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.4%	0.4%	—%
Tax effect of change in fair value of investments[1]	(1.2)%	1.5%	(5.0)%
Adjusted Effective Tax Rate	11.6%	12.4%	17.9%
1Includes (gain) loss on investments and valuation adjustments related to the registration of PTC Shares.

Fiscal 2022 Guidance
Diluted EPS	$9.91 - $10.51
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.87
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.21)
Non-operating pension and postretirement benefit (credit) cost	(0.08)
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.01
Change in fair value of investments[1]	—
Tax effect of change in fair value of investments[1]	—
Adjusted EPS[2]	$10.50 - $11.10

Effective tax rate	~ 16.5%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Tax effect of non-operating pension and postretirement benefit (credit) cost	~ —%
Tax effect of change in fair value of investments[1]	~ —%
Adjusted Effective Tax Rate	~ 17.0%
1Fiscal 2022 guidance excludes estimates of changes in fair value of investments on a forward-looking basis due to variability, complexity, and limited visibility of these items.
2Fiscal 2022 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's non-controlling interest in Sensia.
Organic Annual Recurring Revenue
ARR is a key metric that enables measurement of progress in growing our recurring revenue business. It represents the annual contract value of all active recurring revenue contracts at any point in time. Recurring revenue is defined as a revenue stream that is contractual, typically for a period of 12 months or more, and has a high probability of renewal. The probability of renewal is based on historical renewal experience of the individual revenue streams, or management's best estimates if historical renewal experience is not available. Organic ARR growth is calculated as the dollar change in ARR, adjusted to exclude the effects of currency translation and acquisitions, divided by ARR as of the prior period. The effects of currency translation are excluded by calculating Organic ARR on a constant currency basis. When we acquire businesses, we exclude the effect of ARR in the current period for which there was no comparable ARR in the prior period. Organic ARR growth is also used as a financial measure of performance for our annual incentive compensation. Because ARR is based on annual contract value, it does not represent revenue recognized during a particular reporting period or revenue to be recognized in future reporting periods and is not intended to be a substitute for revenue, contract liabilities, or backlog.

Financial Condition
The following is a summary of our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Year Ended September 30,
	2021	2020	2019
Cash provided by (used for):
Operating activities	$1,261.0	$1,120.5	$1,182.0
Investing activities	(2,626.6)	(618.0)	225.0
Financing activities	1,297.8	(798.9)	(985.9)
Effect of exchange rate changes on cash	16.8	8.4	(21.5)
Cash (used for) provided by continuing operations	$(51.0)	$(288.0)	$399.6
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Year Ended September 30,
	2021	2020	2019
Cash provided by continuing operating activities	$1,261.0	$1,120.5	$1,182.0
Capital expenditures	(120.3)	(113.9)	(132.8)
Free cash flow	$1,140.7	$1,006.6	$1,049.2
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
Cash provided by operating activities was $1,261.0 million for the year ended September 30, 2021, compared to $1,120.5 million for the year ended September 30, 2020. Free cash flow was $1,140.7 million for the year ended September 30, 2021, compared to $1,006.6 million for the year ended September 30, 2020. The year-over-year increase in cash provided by operating activities and free cash flow were primarily due to higher pre-tax income, including the $70 million favorable legal settlement in the first quarter of fiscal 2021, and a decrease in incentive compensation payments, partially offset by higher working capital and income tax payments in fiscal 2021 compared to fiscal 2020.
We repurchased approximately 1.1 million shares of our common stock under our share repurchase program in 2021 at a total cost of $301.4 million and an average cost of $263.43 per share. In 2020, we repurchased approximately 1.4 million shares of our common stock under our share repurchase program at a total cost of $254.7 million and an average cost of $182.18 per share. At September 30, 2021, there were $1.8 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until 2022. At September 30, 2020, there were no outstanding common stock share repurchases recorded in accounts payable. Our decision to repurchase shares in 2022 will depend on business conditions, free cash flow generation, other cash requirements and stock price. On both September 6, 2018 and July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. At September 30, 2021, we had approximately $552.3 million remaining for share repurchases under our existing board authorizations. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock and repayments of debt. We expect capital expenditures in 2022 to be approximately $165 million. Significant long-term uses of cash include the following (in millions):

	Payments by Period
	Total	2022	2023	2024	2025	2026	Thereafter
Long-term debt and interest (a)	$6,051.1	$113.0	$713.0	$110.9	$405.9	$102.3	$4,606.0
Minimum lease payments (Note 18)	446.0	101.8	84.8	64.8	47.1	34.6	112.9
Postretirement benefits (b)	51.5	5.8	5.5	5.1	4.8	4.5	25.8
Pension funding contribution (c)	57.4	57.4	—	—	—	—	—
Transition tax (d)	296.0	31.2	31.1	58.4	77.9	97.4	—
Total	$6,902.0	$309.2	$834.4	$239.2	$535.7	$238.8	$4,744.7
(a)The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates and include interest but exclude unamortized discount. See Note 7 in the Consolidated Financial Statements for more information regarding our long-term debt.
(b)Our postretirement benefit plans are unfunded and are subject to change. Amounts reported are estimates of future benefit payments, to the extent estimable.
(c)Amounts reported for pension funding contributions reflect current estimates. Contributions to our pension plans beyond 2022 will depend on future investment performance of our pension plan assets, changes in discount rate assumptions and governmental regulations in effect at the time. Amounts subsequent to 2022 are excluded from the summary above, as we are unable to make a reasonably reliable estimate of these amounts. The minimum contribution for our U.S. pension plan as required by the Employee Retirement Income Security Act (ERISA) is currently zero. We may make additional contributions to this plan at the discretion of management.
(d)Under the Tax Act, the Company may elect to pay the transition tax interest-free over eight years, with 8% due in each of the first five years, 15% in year six, 20% in year seven, and 25% in year eight.
We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings or a new issuance of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At September 30, 2021, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, in fiscal year 2018 we began to account for substantially all of our non-U.S. subsidiaries as being immediately subject to tax, while still concluding that earnings are indefinitely reinvested for a limited number of subsidiaries.
Our short-term debt as of September 30, 2021, includes $484.0 million of commercial paper borrowings with a weighted average interest rate of 0.18 percent and weighted average maturity period of 90 days. There were no commercial paper borrowings outstanding as of September 30, 2020. Also included in short-term debt as of September 30, 2021 and 2020 are $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due December 31, 2021. The short-term loans from Schlumberger were entered into following formation of Sensia in fiscal 2020.
In August 2021, we issued $1.5 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $600.0 million of 0.35% notes due in August 2023, $450.0 million of 1.75% notes due in August 2031, and $450.0 million of 2.80% notes due in August 2061, all issued at a discount. Net proceeds to the Company from the debt offering were $1,485.6 million. We used these net proceeds primarily to fund the acquisition of Plex. Refer to Note 4 in the Consolidated Financial Statements for additional information on this acquisition.

We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of the $1.5 billion aggregate notes in August 2021. These treasury locks were designated as and accounted for as cash flow hedges. As a result of the changes in the interest rates on the treasury locks between the time we entered into the treasury locks and the time we priced and issued the notes, the Company made a net payment of $28.0 million to the counterparties. The $28.0 million net loss on the settlement of the treasury locks was recorded in Accumulated Other Comprehensive Loss, net of tax effect and is being amortized over the term of the corresponding notes as an adjustment to interest expense in the Consolidated Statement of Operations.
In April 2020, we entered into a $400.0 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. Interest on these borrowings was based on short-term money market rates in effect during the period the borrowings were outstanding. We repaid the $400.0 million term loan in September 2020.
In March 2019, we issued $1 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.50% notes due in March 2029 (“2029 Notes”) and $575.0 million of 4.20% notes due in March 2049 (“2049 Notes”), both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.
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
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We did not borrow against the facility during the periods ended September 30, 2021 or 2020. Borrowings under the new credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This credit facility contains covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $230.8 million at September 30, 2021, were available to non-U.S. subsidiaries. Borrowings under our non-U.S. credit facilities at September 30, 2021 and 2020, were not significant. We were in compliance with all covenants under our credit facilities at September 30, 2021 and 2020. There are no significant commitment fees or compensating balance requirements under our credit facilities.
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
During the fourth quarter of fiscal 2021, as a result of the additional leverage added to fund the Plex acquisition, Standard & Poor’s elected to downgrade our Outlook from “Stable” to “Negative”. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of September 30, 2021:

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
Cash dividends declared to shareowners were $497.5 million in 2021 ($4.28 per common share), $472.8 million in 2020 ($4.08 per common share) and $459.8 million in 2019 ($3.88 per common share). Our quarterly dividend rate as of September 30, 2021 is $1.07 per common share ($4.28 per common share annually), which is determined at the sole discretion of our Board of Directors.
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

The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$4,132.8	$(48.1)	$(24.6)	$4,060.1	$3,760.2
Europe, Middle East and Africa	1,405.7	(44.9)	(76.9)	1,283.9	1,249.3
Asia Pacific	1,012.2	(0.6)	(53.1)	958.5	868.7
Latin America	446.7	(0.3)	4.7	451.1	451.6
Total Company Sales	$6,997.4	$(93.9)	$(149.9)	$6,753.6	$6,329.8

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$3,760.2	$(91.5)	$4.0	$3,672.7	$4,014.3
Europe, Middle East and Africa	1,249.3	(97.0)	16.7	1,169.0	1,249.8
Asia Pacific	868.7	(22.3)	13.7	860.1	908.6
Latin America	451.6	(23.1)	43.8	472.3	522.1
Total Company Sales	$6,329.8	$(233.9)	$78.2	$6,174.1	$6,694.8
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Intelligent Devices	$3,311.9	$—	$(70.5)	$3,241.4	$2,956.0
Software & Control	1,947.0	(54.8)	(42.1)	1,850.1	1,681.3
Lifecycle Services	1,738.5	(39.1)	(37.3)	1,662.1	1,692.5
Total Company Sales	$6,997.4	$(93.9)	$(149.9)	$6,753.6	$6,329.8

	Year Ended September 30, 2020				Year Ended September 30, 2019
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Intelligent Devices	$2,956.0	$—	$36.2	$2,992.2	$3,279.7
Software & Control	1,681.3	(17.1)	19.4	1,683.6	1,790.0
Lifecycle Services	1,692.5	(216.8)	22.6	1,498.3	1,625.1
Total Company Sales	$6,329.8	$(233.9)	$78.2	$6,174.1	$6,694.8

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
Goodwill - Sensia Reporting Unit
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. During the second quarter of 2021, we performed a quantitative impairment test for our Sensia reporting unit. We determined the fair value of the reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
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
More information regarding goodwill impairment testing is contained in Note 1 and Note 3 in the Consolidated Financial Statements.
Acquisitions - Plex Intangible Assets Valuation
The accounting for a business combination requires the excess of the purchase price for the acquisition over the net book value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value allocation of the purchase price paid for the acquisition of Plex to intangible assets. This required the use of several assumptions and estimates including the customer attrition rate, forecasted cash flows attributable to existing customers, and the discount rate for the customer relationship intangible asset and the royalty rate, forecasted revenue growth rates, and the discount rate for the technology intangible asset. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates require judgment and are based in part on historical experience and information obtained from Plex management.
The key assumption requiring the use of judgement in the valuation of the customer relationship intangible asset was the customer attrition rate of 5 percent. This rate was selected based on historical experience and information obtained from Plex management. A change in the customer attrition rate of 250 basis points would result in a change of $63 million in intangible assets. The key assumptions requiring the use of judgement in the valuation of the technology intangible asset were the royalty rate of 25 percent and the obsolescence factor. The royalty rate was based on a detailed analysis considering the importance of the technology to the overall enterprise and market royalty data. A change in the royalty rate of 500 basis points would result in a change of $47 million in intangible assets. The obsolescence factor was calculated assuming phase out over ten years based on discussions with Plex management, the nature of the technology, its integration into customers’ manufacturing systems, and other third-party information for similar transactions. A two-year change in this assumption would result in a change of $52 million in intangible assets.
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
Our global pension expense in 2021 was $157.0 million compared to $130.9 million in 2020. Approximately 88 percent of our 2021 global pension expense and 75 percent of our global projected benefit obligation relate to our U.S. pension plan. The discount rate used to determine our 2021 U.S. pension expense was 2.90 percent, compared to 3.30 percent for 2020.
For 2022, our U.S. discount rate will increase to 3.10 percent from 2.90 percent in 2021. The discount rate was set as of our September 30 measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans.
The changes in our discount rate has an inverse relationship with our net periodic benefit cost and projected benefit obligation. The following chart illustrates the estimated change in projected benefit obligation and annual net periodic benefit cost assuming a change of 25 basis points in the discount rate for our U.S. pension plans (in millions):

	Pension Benefits
	Change in Projected Benefit Obligation	Change in Net Periodic Benefit Cost(1)
Discount rate	$129.7	$13.3
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
Our primary incentive program provides distributors with cash rebates or account credits based on agreed amounts that vary depending on the customer to whom our distributor ultimately sells the product. A critical assumption used in estimating the accrual for this program is the time period from when revenue is recognized to when the rebate is processed. Our estimate is based primarily on historical experience. If the time period were to change by 10 percent, the effect would be an adjustment to the accrual of approximately $14.2 million.
More information regarding our revenue recognition and returns, rebates and incentives policies are contained in Note 1 and Note 2 in the Consolidated Financial Statements.
Acquisitions - Sensia Joint Venture Intangible Assets Valuation
We recorded assets acquired and liabilities assumed in connection with the formation of Sensia based on their estimated fair values as of the acquisition date of October 1, 2019. The accounting for a business combination requires the excess of the purchase price for the acquisition over the net book value of assets acquired to be allocated to the identifiable assets of the acquired entity. Any unallocated portion is recognized as goodwill. We engaged an independent third-party valuation specialist to assist with the fair value allocation of the purchase price paid in connection with formation of the Sensia joint venture to intangible assets, which required the use of several assumptions and estimates. Although we believe the assumptions and estimates made were reasonable and appropriate, these estimates are based on historical experience and information obtained from Sensia management. The key assumption requiring the use of judgment was the customer attrition rates ranging from 7.5 percent to 25 percent. A change in the customer attrition rate of 250 basis points would result in a change of $40.4 million in intangible assets.

Acquisitions - Consolidation of Sensia Joint Venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Rockwell Automation owns 53 percent of Sensia and Schlumberger owns 47 percent of Sensia. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results. In determining whether to consolidate Sensia, U.S. GAAP requires that we evaluate our ability to control the significant financial and operating decisions of the joint venture. Determining the nature and extent of the noncontrolling interest holder's rights involves management judgment. We have evaluated the noncontrolling interest holder's rights and determined that we control and should consolidate Sensia in our financial results.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of foreign subsidiaries, transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our objective is to minimize our exposure to these risks through a combination of normal operating activities and the use of foreign currency forward exchange contracts. Contracts are usually denominated in currencies of major industrial countries. The fair value of our foreign currency forward exchange contracts is an asset of $14.1 million and a liability of $17.1 million at September 30, 2021. We enter into these contracts with major financial institutions that we believe to be creditworthy.
We do not enter into derivative financial instruments for speculative purposes. The strengthening of the U.S. dollar against foreign currencies has an unfavorable impact on our sales and results of operations. While future changes in foreign currency exchange rates are difficult to predict, our sales and profitability may be adversely affected if the U.S. dollar strengthens relative to current levels.
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies. We enter into foreign currency forward exchange contracts to offset the transaction gains or losses associated with some of these assets and liabilities. For such assets and liabilities without offsetting foreign currency forward exchange contracts, a 10 percent adverse change in the underlying foreign currency exchange rates would reduce our pre-tax income by approximately $2.2 million.
We record all derivatives on the balance sheet at fair value regardless of the purpose for holding them. The use of foreign currency forward exchange contracts allows us to manage transactional exposure to exchange rate fluctuations as the gains or losses incurred on these contracts will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. Derivatives that are not designated as hedges for accounting purposes are adjusted to fair value through earnings. For derivatives that are hedges, depending on the nature of the hedge, changes in fair value are either offset by changes in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. We recognize the ineffective portion of a derivative’s change in fair value in earnings immediately. There was no impact on earnings due to ineffective hedges in 2021, 2020 or 2019. A hypothetical 10 percent adverse change in underlying foreign currency exchange rates associated with the hedged exposures and related contracts would not be significant to our financial condition or results of operations.
Interest Rate Risk
In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations.
Our short-term debt as of September 30, 2021, includes $484.0 million of commercial paper borrowings with a weighted average interest rate of 0.18 percent and weighted average maturity period of 90 days. There were no commercial paper borrowings outstanding as of September 30, 2020. Also included in short-term debt as of September 30, 2021 and 2020 are $23.5 million of interest-bearing loans from Schlumberger to Sensia which were originally due September 30, 2020, and are now due December 31, 2021. We have issued, and anticipate continuing to issue, short-term commercial paper obligations as needed. Changes in market interest rates on commercial paper borrowings affect our results of operations. A hypothetical 50 basis point increase in average market interest rates related to our short-term debt would not be significant to our results of operations or financial condition.
We had outstanding fixed rate long-term debt obligations with a carrying value of $3,464.6 million at September 30, 2021 and $1,974.7 million at September 30, 2020. The fair value of this debt was approximately $3,874.8 million at September 30, 2021 and $2,497.7 million at September 30, 2020. The potential increase in fair value on such fixed-rate debt obligations from a hypothetical 50 basis point decrease in market interest rates would not be significant to our results of operations or financial condition. We currently have no plans to repurchase our outstanding fixed-rate instruments before their maturity and, therefore, fluctuations in market interest rates would not have an effect on our results of operations or shareowners’ equity.

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEET
(in millions, except per share amounts)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$662.2	$704.6
Receivables	1,424.5	1,249.1
Inventories	798.1	584.0
Other current assets	178.6	148.1
Total current assets	3,063.4	2,685.8
Property, net of accumulated depreciation	581.9	574.4
Operating lease right-of-use assets	377.7	342.9
Goodwill	3,625.9	1,650.3
Other intangible assets, net	1,021.8	479.3
Deferred income taxes	380.9	415.6
Long-term investments	1,363.5	953.5
Other assets	286.5	162.9
Total	$10,701.6	$7,264.7
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$509.7	$24.6
Accounts payable	889.8	687.8
Compensation and benefits	408.0	197.0
Contract liabilities	462.5	325.3
Customer returns, rebates and incentives	237.8	199.6
Other current liabilities	484.4	376.5
Total current liabilities	2,992.2	1,810.8
Long-term debt	3,464.6	1,974.7
Retirement benefits	720.6	1,284.0
Operating lease liabilities	313.6	274.7
Other liabilities	516.5	573.7
Commitments and contingent liabilities (Note 17)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,933.6	1,830.7
Retained earnings	8,000.4	7,139.8
Accumulated other comprehensive loss	(1,017.1)	(1,614.2)
Common stock in treasury, at cost (shares held: 2021, 65.4; 2020, 65.2)	(6,708.7)	(6,509.9)
Shareowners’ equity attributable to Rockwell Automation, Inc.	2,389.6	1,027.8
Noncontrolling interests	304.5	319.0
Total shareowners’ equity	2,694.1	1,346.8
Total	$10,701.6	$7,264.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share amounts)

	Year Ended September 30,
	2021	2020	2019
Sales
Products and solutions	$6,285.2	$5,663.6	$5,938.5
Services	712.2	666.2	756.3
	6,997.4	6,329.8	6,694.8
Cost of sales
Products and solutions	(3,638.7)	(3,305.9)	(3,313.6)
Services	(461.0)	(428.7)	(481.1)
	(4,099.7)	(3,734.6)	(3,794.7)
Gross profit	2,897.7	2,595.2	2,900.1
Selling, general and administrative expenses	(1,680.0)	(1,479.8)	(1,538.5)
Change in fair value of investments	397.4	153.9	(368.5)
Other income (expense) (Note 15)	5.7	(29.7)	6.1
Interest expense	(94.6)	(103.5)	(98.2)
Income before income taxes	1,526.2	1,136.1	901.0
Income tax provision (Note 16)	(181.9)	(112.9)	(205.2)
Net income	1,344.3	1,023.2	695.8
Net (loss) attributable to noncontrolling interests	(13.8)	(0.2)	—
Net income attributable to Rockwell Automation, Inc.	$1,358.1	$1,023.4	$695.8
Earnings per share:
Basic	$11.69	$8.83	$5.88
Diluted	$11.58	$8.77	$5.83
Weighted average outstanding shares:
Basic	116.0	115.8	118.3
Diluted	117.1	116.6	119.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	Year Ended September 30,
	2021	2020	2019
Net income	$1,344.3	$1,023.2	$695.8
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax (expense) benefit of ($181.0), ($3.4), and $150.0)	576.4	9.3	(475.6)
Currency translation adjustments	31.4	25.7	(55.3)
Net change in cash flow hedges (net of tax benefit of $3.1, $6.6, and $5.5)	(11.4)	(18.5)	(17.4)
Net change in available-for-sale investments	—	—	2.2
Other comprehensive income (loss)	596.4	16.5	(546.1)
Comprehensive income	1,940.7	1,039.7	149.7
Comprehensive loss attributable to noncontrolling interests	(14.5)	(0.5)	—
Comprehensive income attributable to Rockwell Automation, Inc.	$1,955.2	$1,040.2	$149.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended September 30,
	2021	2020	2019
Continuing operations:
Operating activities:
Net income	$1,344.3	$1,023.2	$695.8
Adjustments to arrive at cash provided by operating activities:
Depreciation	123.9	122.5	126.2
Amortization of intangible assets	65.9	50.2	26.0
Change in fair value of investments	(397.4)	(153.9)	368.5
Share-based compensation expense	51.7	46.1	43.1
Retirement benefit expense	155.1	129.5	70.7
Pension contributions	(35.8)	(84.1)	(30.9)
Deferred income taxes	(184.1)	(65.7)	(29.0)
Net loss (gain) on disposition of property	0.5	(12.4)	1.8
Settlement of interest rate derivatives	(28.0)	22.0	(35.7)
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(138.1)	(9.0)	(10.4)
Inventories	(202.8)	30.4	(4.9)
Accounts payable	184.8	(5.0)	14.5
Contract liabilities	104.4	43.3	12.1
Compensation and benefits	174.6	(44.6)	(45.2)
Income taxes	57.2	(11.8)	(18.8)
Other assets and liabilities	(15.2)	39.8	(1.8)
Cash provided by operating activities	1,261.0	1,120.5	1,182.0
Investing activities:
Capital expenditures	(120.3)	(113.9)	(132.8)
Acquisition of businesses, net of cash acquired	(2,488.5)	(550.9)	(20.7)
Purchases of investments	(13.6)	(10.7)	(5.1)
Proceeds from maturities of investments	0.6	6.0	312.8
Proceeds from sale of investments	—	37.9	66.3
Proceeds from sale of property	0.4	14.9	4.5
Other investing activities	(5.2)	(1.3)	—
Cash (used for) provided by investing activities	(2,626.6)	(618.0)	225.0
Financing activities:
Net issuance (repayment) of short-term debt	275.9	—	(551.0)
Issuance of short-term debt, net of issuance costs	211.4	423.6	—
Issuance of long-term debt, net of discount and issuance costs	1,485.6	—	987.6
Repayment of short-term debt	(2.5)	(400.0)	—
Repayment of long-term debt	—	(300.7)	—
Cash dividends	(497.1)	(472.8)	(459.8)
Purchases of treasury stock	(299.7)	(264.2)	(1,009.0)
Proceeds from the exercise of stock options	154.6	214.4	47.4
Other financing activities	(30.4)	0.8	(1.1)
Cash provided by (used for) financing activities	1,297.8	(798.9)	(985.9)
Effect of exchange rate changes on cash	16.8	8.4	(21.5)
(Decrease) increase in cash, cash equivalents, and restricted cash	(51.0)	(288.0)	399.6
Cash, cash equivalents, and restricted cash at beginning of year	730.4	1,018.4	618.8
Cash, cash equivalents, and restricted cash at end of year	$679.4	$730.4	$1,018.4
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	662.2	704.6	1,018.4
Restricted cash, noncurrent (Other assets)	17.2	25.8	—
Total cash, cash equivalents, and restricted cash	$679.4	$730.4	$1,018.4
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners’ equity
Balance at September 30, 2018	$181.4	$1,681.4	$6,198.1	$(941.9)	$(5,501.5)	$1,617.5	$—	$1,617.5
Net income	—	—	695.8	—	—	695.8	—	695.8
Other comprehensive income (loss)	—	—	—	(546.1)	—	(546.1)	—	(546.1)
Common stock issued (including share-based compensation impact)	—	27.7	—	—	63.0	90.7	—	90.7
Share Repurchases	—	—	—	—	(1,000.0)	(1,000.0)	—	(1,000.0)
Cash dividends declared(1)	—	—	(459.8)	—	—	(459.8)	—	(459.8)
Adoption of accounting standard	—	—	6.1	—	—	6.1	—	6.1
Balance at September 30, 2019	$181.4	$1,709.1	$6,440.2	$(1,488.0)	$(6,438.5)	$404.2	$—	$404.2
Net income	—	—	1,023.4	—	—	1,023.4	(0.2)	1,023.2
Other comprehensive income (loss)	—	—	—	16.8	—	16.8	(0.3)	16.5
Common stock issued (including share based compensation impact)	—	77.0	—	—	183.5	260.5	—	260.5
Share Repurchases	—	—	—	—	(254.9)	(254.9)	—	(254.9)
Cash dividends declared(1)	—	—	(472.8)	—	—	(472.8)	—	(472.8)
Adoption of accounting standard	—	—	149.0	(146.8)	—	2.2	—	2.2
Change in noncontrolling interest	—	44.6	—	3.8	—	48.4	319.5	367.9
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income	—	—	1,358.1	—	—	1,358.1	(13.8)	1,344.3
Other comprehensive income (loss)	—	—	—	597.1	—	597.1	(0.7)	596.4
Common stock issued (including share based compensation impact)	—	103.5	—	—	102.7	206.2	—	206.2
Share Repurchases	—	—	—	—	(301.5)	(301.5)	—	(301.5)
Cash dividends declared(1)	—	—	(497.5)	—	—	(497.5)	—	(497.5)
Change in noncontrolling interest	—	(0.6)	—	—	—	(0.6)	—	(0.6)
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
(1) Cash dividends were $4.28 per share in 2021; $4.08 per share in 2020; and $3.88 per share in 2019.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and controlled majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliates over which we do not have control but exercise significant influence are accounted for using the equity method of accounting. These affiliated companies are not material individually or in the aggregate to our financial position, results of operations, or cash flows.
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. We use estimates in accounting for, among other items, customer returns, rebates and incentives; allowance for doubtful accounts; excess and obsolete inventory; share-based compensation; acquisitions, including consolidation and intangible assets; goodwill impairment; product warranty obligations; retirement benefits; litigation, claims and contingencies, including environmental matters, conditional asset retirement obligations, and contractual indemnifications; leases; and income taxes. We account for changes to estimates and assumptions prospectively when warranted by factually-based experience.
Revenue Recognition
On October 1, 2018, we adopted the new standard on revenue from contracts with customers using the modified retrospective method applied to contracts that were not completed as of October 1, 2018. See Note 2 for our revenue recognition policy under the new standard.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are recorded net of an allowance for doubtful accounts of $13.2 million at September 30, 2021 and $15.2 million at September 30, 2020. In addition, receivables are recorded net of an allowance for certain customer returns, rebates and incentives of $6.7 million at September 30, 2021 and $8.1 million at September 30, 2020. The changes to our allowance for doubtful accounts during the years ended September 30, 2021 and 2020, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
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
Property
Property, including internal-use software, is recorded at cost. Equipment under finance leases are stated at the present value of minimum lease payments. We calculate depreciation of property using the straight-line method over 5 to 40 years for buildings and improvements, 3 to 20 years for machinery and equipment and 3 to 10 years for computer hardware and internal-use software. We capitalize significant renewals and enhancements and write off replaced units. Implementation costs incurred in a cloud computing arrangement that is a service contract are recorded in Other current assets and Other assets on the Consolidated Balance Sheet and are amortized over the expected service period. We expense maintenance and repairs, as well as renewals of minor amounts. Property acquired during the year that is accrued within accounts payable or other current liabilities at year end is considered to be a non-cash investing activity and is excluded from cash used for capital expenditures in the Consolidated Statement of Cash Flows. Capital expenditures of $31.5 million, $27.2 million and $26.4 million were accrued within accounts payable and other current liabilities at September 30, 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill and Other Intangible Assets
Goodwill and other intangible assets generally result from business acquisitions. We account for business acquisitions by allocating the purchase price to tangible and intangible assets acquired and liabilities assumed at their fair values; the excess of the purchase price over the allocated amount is recorded as goodwill.
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment as required under U.S. GAAP during the second quarter of each year, or more frequently if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Any excess in carrying value over the estimated fair value is charged to results of operations. For our annual evaluation of goodwill, we may perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in order to determine whether it is necessary to perform a quantitative goodwill impairment test. Our reporting units for goodwill evaluation consist of the Intelligent Devices segment, the Software & Control segment, the Lifecycle Services segment (excluding Sensia), and Sensia. When performing the quantitative goodwill impairment test, we determine the fair value of each reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
Significant assumptions used in the income approach include: management’s forecasted cash flows, including estimated future revenue growth rates and margins, discount rates, and terminal value. Forecasts of future revenue growth and margins are based on management’s best estimates. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. Discount rates are determined using a weighted average cost of capital adjusted for risk factors specific to the reporting unit, with comparison to market and industry data. The terminal value is estimated following the common methodology of calculating the present value of estimated perpetual cash flow beyond the last projected period assuming constant discount and long-term growth rates. Significant assumptions used in the market multiples approach include selection of the comparable public companies and calculation of the appropriate market multiples.
We amortize certain customer relationships on an accelerated basis over the period of which we expect the intangible asset to generate future cash flows. We amortize all other intangible assets with finite useful lives on a straight-line basis over their estimated useful lives. Useful lives assigned range from 3 to 15 years for trademarks, 8 to 20 years for customer relationships, 4 to 17 years for technology and 10 to 30 years for other intangible assets.
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
Impairment of Long-Lived Assets
We evaluate the recoverability of the recorded amount of long-lived assets, including property, operating lease right-of-use assets, capitalized implementation costs of a cloud computing arrangement, and other intangible assets, whenever events or changes in circumstances indicate that the recorded amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. If we determine that an asset is impaired, we measure the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. We report assets to be disposed of at the lower of the recorded amount or fair value less cost to sell. We determine fair value using a discounted future cash flow analysis.
Derivative Financial Instruments
We use derivative financial instruments in the form of foreign currency forward exchange contracts to manage certain foreign currency risks. We enter into these contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years. We also use these contracts to hedge portions of our net investments in certain non-U.S. subsidiaries against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. Additionally, we use derivative financial instruments in the form of interest rate swap contracts to manage our borrowing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
costs of certain long-term debt and use treasury locks to manage the potential change in interest rates in anticipation of issuance of fixed rate debt. We designate and account for these derivative financial instruments as hedges under U.S. GAAP.
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
We also determine fair value assessments in conjunction with intangible valuations of acquisitions and our annual impairment testing of goodwill and indefinite lived intangible assets. The valuation methodologies for these assets are described in Notes 3 and 4.
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
Research and Development Expenses
We expense research and development (R&D) costs as incurred; these costs were $422.5 million in 2021, $371.5 million in 2020, and $378.9 million in 2019. We include R&D expenses in cost of sales in the Consolidated Statement of Operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings Per Share
We present basic and diluted earnings per share (EPS) amounts. Basic EPS is calculated by dividing earnings available to common shareowners, which is income excluding the allocation to participating securities, by the weighted average number of common shares outstanding during the year, excluding restricted stock. Diluted EPS amounts are based upon the weighted average number of common and common-equivalent shares outstanding during the year. We use the treasury stock method to calculate the effect of outstanding share-based compensation awards, which requires us to compute total employee proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned share-based compensation costs attributed to future services. Share-based compensation awards for which the total employee proceeds of the award exceed the average market price of the same award over the period have an antidilutive effect on EPS, and accordingly, we exclude them from the calculation. Antidilutive share-based compensation awards for the years ended September 30, 2021 (0.2 million shares), 2020 (1.6 million shares), and 2019 (1.8 million shares), were excluded from the diluted EPS calculation. U.S. GAAP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, to be treated as participating securities and included in the computation of earnings per share pursuant to the two-class method. Our participating securities are composed of restricted stock and non-employee director restricted stock units.
The following table reconciles basic and diluted EPS amounts (in millions, except per share amounts):

	2021	2020	2019
Net income attributable to Rockwell Automation	$1,358.1	$1,023.4	$695.8
Less: Allocation to participating securities	(2.1)	(1.0)	(0.7)
Net income available to common shareowners	$1,356.0	$1,022.4	$695.1
Basic weighted average outstanding shares	116.0	115.8	118.3
Effect of dilutive securities
Stock options	1.0	0.7	0.9
Performance shares	0.1	0.1	0.1
Diluted weighted average outstanding shares	117.1	116.6	119.3
Earnings per share:
Basic	$11.69	$8.83	$5.88
Diluted	$11.58	$8.77	$5.83
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
Leases
We have operating leases primarily for real estate, vehicles, and equipment. We have finance leases primarily for equipment. We determine if a contract is, or contains, a lease at contract inception. A right-of-use (ROU) asset and a corresponding lease liability are recognized at commencement for contracts that are, or contain, a lease with an original term greater than 12 months. ROU assets represent our right to use an underlying asset during the lease term, including periods for which renewal options are reasonably certain to be exercised, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease expense is recognized on a straight-line basis over the lease term for leases with an original term of 12 months or less. Amortization expense of the ROU asset for finance leases is recognized on a straight-line basis over the lease term and interest expense for finance leases is recognized based on the incremental borrowing rate.
Some leasing arrangements require variable payments that are dependent on usage or may vary for other reasons, such as payments for insurance and tax payments. A portion of our real estate leases is generally subject to annual changes based upon an index. The changes based upon the index are treated as variable lease payments. The variable portion of lease payments is not included in our ROU assets or lease liabilities and is expensed when incurred. We elected to not separate lease and nonlease components of contracts for most underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
Lease liabilities are recognized at the contract commencement date based on the present value of remaining lease payments over the lease term. To calculate the lease liabilities we use our incremental borrowing rate. We determine our incremental borrowing rate at the commencement date using our unsecured borrowing rate, adjusted for collateralization and lease term. For leases denominated in a currency other than the U.S. dollar, the collateralized borrowing rate in the foreign currency is determined using the U.S. dollar and foreign currency swap spread. Long-term operating lease liabilities are presented as Operating lease liabilities and current operating lease liabilities are included in Other current liabilities in the Consolidated Balance Sheet. Long-term finance lease liabilities are presented as Long-term debt and current finance lease liabilities are included in Other current liabilities in the Consolidated Balance Sheet.
ROU assets are recognized at the contract commencement date at the value of the related lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Operating lease ROU assets are presented as Operating lease right-of-use assets and finance lease ROU assets are presented as Property in the Consolidated Balance Sheet.
Lease expenses, including amortization of ROU assets, for operating and finance leases are recognized on a straight-line basis over the lease term and recorded in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. Interest expense for finance leases is recorded in Interest expense in the Consolidated Statement of Operations.

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
Our operations are comprised of the Intelligent Devices segment, Software & Control segment, and Lifecycle Services segment. Revenue from the Intelligent Devices and Software & Control segments is predominantly comprised of product sales which are recognized at a point in time. The Software & Control segment also contains revenue from software products which may be recognized over time if certain criteria are met. Revenue from the Lifecycle Services segment is predominantly comprised of solutions and services which are primarily recognized over time. See Note 19 for more information.
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
Unfulfilled Performance Obligations
As of September 30, 2021, we expect to recognize approximately $655 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $385 million of our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of September 30, 2021.

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
Disaggregation of Revenue
The following table presents our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination. Information for the fiscal year ended September 30, 2020, has been recast to reflect our new operating segments. See Note 19 for further information on our change in operating segments.

	Year Ended September 30, 2021				Year Ended September 30, 2020
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$2,075.4	$1,186.3	$871.1	$4,132.8	$1,860.1	$1,027.5	$872.6	$3,760.2
Europe, Middle East and Africa (EMEA)	595.9	375.0	434.8	1,405.7	518.5	300.5	430.3	1,249.3
Asia Pacific	432.5	273.9	305.8	1,012.2	372.6	254.1	242.0	868.7
Latin America	208.1	111.8	126.8	446.7	204.8	99.2	147.6	451.6
Total Company Sales	$3,311.9	$1,947.0	$1,738.5	$6,997.4	$2,956.0	$1,681.3	$1,692.5	$6,329.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of September 30, 2021.
Below is a summary of our contract liabilities balance:

	September 30, 2021	September 30, 2020
Balance as of beginning of fiscal year	$325.3	$275.6
Balance as of end of period	462.5	325.3

The most significant changes in our contract liabilities balance during the twelve months ended September 30, 2021 were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the twelve months ended September 30, 2021, we recognized revenue of approximately $256.1 million that was included in the opening contract liabilities balance. We did not have a material amount of revenue recognized in the twelve months ended September 30, 2021, from performance obligations satisfied or partially satisfied in previous periods.
Costs to Obtain and Fulfill a Contract
We capitalize and amortize certain incremental costs to obtain and fulfill contracts. These costs primarily consist of incentives paid to sales personnel, which are considered incremental costs to obtain customer contracts. We elected the practical expedient to expense incremental costs to obtain a contract when the contract has a duration of one year or less for most classes of contracts. Our capitalized contract costs, which are included in other assets in our Consolidated Balance Sheet, are not significant. There was no impairment loss in relation to capitalized costs in the period.
3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were (in millions):

	Architecture & Software	Control Products & Solutions	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2019	$432.3	$638.8	$—	$—	$—	$1,071.1
Acquisition of businesses	161.2	390.7	—	—	—	551.9
Translation	15.9	11.4	—	—	—	27.3
Balance as of September 30, 2020	609.4	1,040.9	—	—	—	1,650.3
Reallocation due to change in segments	(609.4)	(1,040.9)	535.1	497.3	617.9	—
Acquisition of businesses	—	—	—	1,937.3	12.8	1,950.1
Translation	—	—	8.0	12.9	4.6	25.5
Balance as of September 30, 2021	$—	$—	$543.1	$2,447.5	$635.3	$3,625.9
During the first quarter of fiscal 2021, we changed our organizational structure resulting in three operating segments: Intelligent Devices, Software & Control, and Lifecycle Services. This change also resulted in the identification of new reporting units. We reassigned our goodwill balances to reflect this new structure using the relative fair value allocation approach required under U.S. GAAP. Under this approach, the fair values of each of our new reporting units were compared to the total fair value of their prior respective reporting units immediately prior to the reorganization to arrive at the reassigned goodwill balances. We determined the reporting unit fair values using the same approach for quantitative goodwill impairment tests described in Note 1, and these values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. We also tested goodwill at the affected reporting units for impairment prior to and subsequent to the reassignment of goodwill and concluded that goodwill was not impaired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We performed our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of 2021 and concluded that these assets were not impaired. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that a triggering event which would require interim quantitative testing has not occurred. Refer to Note 1 for additional information on our annual impairment evaluation.
Other intangible assets consist of (in millions):

	September 30, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$90.4	$43.2	$47.2
Customer relationships	595.9	75.4	520.5
Technology	420.8	71.7	349.1
Trademarks	73.8	13.3	60.5
Other	7.1	6.3	0.8
Total amortized intangible assets	1,188.0	209.9	978.1
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$1,231.7	$209.9	$1,021.8

	September 30, 2020
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$192.7	$139.0	$53.7
Customer relationships	351.3	92.5	258.8
Technology	165.8	84.0	81.8
Trademarks	71.7	31.3	40.4
Other	14.4	13.5	0.9
Total amortized intangible assets	795.9	360.3	435.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$839.6	$360.3	$479.3
Software products represent costs of computer software to be sold, leased or otherwise marketed. Software products amortization expense was $11.9 million in 2021, $10.2 million in 2020 and $10.4 million in 2019. Estimated total amortization expense for all amortized intangible assets is $112.0 million in 2022, $110.6 million in 2023, $107.6 million in 2024, $105.3 million in 2025 and $103.7 million in 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions
Fiscal 2021 Acquisitions
Plex acquisition
In August 2021, we acquired Plex Systems, a cloud-native smart manufacturing platform. Plex offers a single-instance, multi-tenant Software-as-a-Service manufacturing platform operating at scale, including advanced manufacturing execution systems, quality, and supply chain management capabilities.
We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of August 31, 2021. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$14.8
All other assets	28.3
Goodwill	1,725.3
Intangible assets	531.4
Total assets acquired	2,299.8
Less: Contract liabilities	(29.2)
Less: Other liabilities assumed	(31.8)
Less: Deferred income taxes	(33.3)
Net assets acquired	$2,205.5

Purchase Consideration
Total purchase consideration, net of cash acquired	$2,205.5
Intangible assets identified include $276.4 million of customer relationships, $232.8 million of technology, and $22.2 million of trade names (approximately 12-year weighted average useful life). We assigned the full amount of goodwill and all other assets acquired to our Software & Control segment. The goodwill recorded represents intangible assets that do not qualify for separate recognition. This goodwill arises because the purchase price for Plex reflects a number of factors including the future earnings and cash flow potential of the business, the strategic fit and resulting synergies from the complementary portfolio of leading software-as-a-service applications, industry expertise, and market access. We do not expect the goodwill to be deductible for tax purposes. The intangible assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. The key assumption requiring the use of judgement in the valuation of the customer relationship intangible asset was the customer attrition rate of 5 percent; other assumptions included forecasted cash flows attributable to the existing customers and the discount rate. The key assumptions requiring the use of judgement in the valuation of the technology intangible asset were the royalty rate of 25 percent and the obsolescence factor estimating a phase out over 10 years; other assumptions included forecasted revenue growth rates and the discount rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other acquisitions
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
The total sales included in our consolidated results for all of the preceding acquisitions for the year ended September 30, 2021, were approximately $27.9 million.
Pro forma consolidated sales for the year ended September 30, 2021 and 2020, were approximately $7.2 billion and $6.5 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of preceding fiscal 2021 acquisitions occurred on October 1, 2019. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Acquisition-related costs recorded as expenses for all of the preceding acquisitions in the year ended September 30, 2021, were not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2020 Acquisitions
Sensia joint venture
On October 1, 2019, we completed the formation of a joint venture, Sensia, a fully integrated digital oilfield automation solutions provider. Rockwell Automation owns 53% of Sensia and Schlumberger owns 47% of Sensia. As part of the transaction, we made $247.0 million of net cash payments to Schlumberger, which were funded by cash on hand. We control Sensia and, as of October 1, 2019, have consolidated Sensia in our financial results. As part of the joint venture operations, Sensia regularly transacts with Schlumberger, primarily relating to purchases and sales of goods and services. These transactions are not material to Rockwell Automation for the year ended September 30, 2021 and 2020.
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
Intangible assets assigned include $254.1 million of customer relationships, technology, and trade names (approximately 11-year weighted average useful life). We assigned the full amount of goodwill and all other assets acquired to our Lifecycle Services segment. The majority of the goodwill recorded is expected to be deductible for tax purposes. The assets were valued using an income approach, specifically the relief from royalty method and multi-period excess earnings method. The relief from royalty method calculates value based on hypothetical payments that would be saved by owning an asset rather than licensing it. The multi-period excess earnings method is the isolation of cash flows from a single intangible asset and measures fair value by discounting them to present value. These values are considered level 3 measurements under the U.S. GAAP fair value hierarchy. Key assumptions used in the valuation of these intangible assets included: (1) a discount rate of 11%, (2) the estimated remaining life of technology and trademarks of from 5 to 15 years, and (3) the customer attrition rate ranging from 7.5% to 25%.
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
Intangible assets assigned include $76.5 million of customer relationships, technology, and trade names (approximately 10-year weighted average useful life). We assigned $161.2 million of goodwill to our Software & Control segment and $83.3 million of goodwill to our Lifecycle Services segment. Approximately $69.0 million of the goodwill recorded is expected to be deductible for tax purposes. The purchase consideration includes $25.8 million of contingent consideration held in an escrow account and recorded in other assets as restricted cash in the Consolidated Balance Sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro forma consolidated sales for the year ended September 30, 2019, are approximately $7.0 billion, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of the preceding fiscal 2020 acquisitions occurred on October 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.
Acquisition-related costs recorded as expenses for all of the preceding acquisitions in the year ended September 30, 2020, were not material.
5. Inventories
Inventories consist of (in millions):

	September 30,
	2021	2020
Finished goods	$287.0	$243.0
Work in process	229.3	159.1
Raw materials	281.8	181.9
Inventories	$798.1	$584.0

6. Property, net
Property consists of (in millions):

	September 30,
	2021	2020
Land	$4.8	$4.8
Buildings and improvements	397.6	383.0
Machinery and equipment	1,244.3	1,220.7
Internal-use software	522.4	506.4
Construction in progress	156.4	134.4
Total	2,325.5	2,249.3
Less accumulated depreciation	(1,743.6)	(1,674.9)
Property, net	$581.9	$574.4

7. Long-term and Short-term Debt
Long-term debt consists of (in millions):

	September 30,
	2021	2020
0.35% notes, payable in August 2023	$600.0	$—
2.875% notes, payable in March 2025	315.6	320.1
6.70% debentures, payable in January 2028	250.0	250.0
3.50% notes, payable in March 2029	425.0	425.0
1.75% notes, payable in August 2031	450.0	—
6.25% debentures, payable in December 2037	250.0	250.0
4.20% notes, payable in March 2049	575.0	575.0
2.80% notes, payable in August 2061	450.0	—
5.20% debentures, payable in January 2098	200.0	200.0
Unamortized discount, capitalized lease obligations and other	(51.0)	(45.4)
Long-term debt	$3,464.6	$1,974.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our short-term debt as of September 30, 2021, includes $484.0 million of commercial paper borrowings with a weighted average interest rate of 0.18 percent. There were no commercial paper borrowings outstanding as of September 30, 2020. Also included in short-term debt as of September 30, 2021, and 2020, are $23.5 million of interest-bearing loans from Schlumberger to Sensia, which were originally due September 30, 2020, and are now due December 31, 2021. The short-term loans from Schlumberger were entered into following formation of Sensia in fiscal 2020.
In August 2021, we issued $1.5 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $600.0 million of 0.35% notes due in August 2023, $450.0 million of 1.75% notes due in August 2031, and $450.0 million of 2.80% notes due in August 2061, all issued at a discount. Net proceeds to the Company from the debt offering were $1,485.6 million. We used these net proceeds primarily to fund the acquisition of Plex. Refer to Note 4 for additional information on this acquisition.
We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of the $1.5 billion aggregate notes in August 2021. These treasury locks were designated as and accounted for as cash flow hedges. As a result of the changes in the interest rates on the treasury locks between the time we entered into the treasury locks and the time we priced and issued the notes, the Company made a net payment of $28.0 million to the counterparties. The $28.0 million net loss on the settlement of the treasury locks was recorded in Accumulated Other Comprehensive Loss, net of tax effect, and is being amortized over the term of the corresponding notes, and recognized as an adjustment to interest expense in the Consolidated Statement of Operations.
In April 2020, we entered into a $400.0 million senior unsecured 364-day term loan credit agreement and were advanced the full loan amount. Interest on these borrowings was based on short-term money market rates in effect during the period the borrowings were outstanding. We repaid the $400.0 million term loan in September 2020.
In March 2019, we issued $1 billion aggregate principal amount of long-term notes in a registered public offering. The offering consisted of $425.0 million of 3.50% notes due in March 2029 (“2029 Notes”) and $575.0 million of 4.20% notes due in March 2049 (“2049 Notes”), both issued at a discount. Net proceeds to the Company from the debt offering were $987.6 million. We used these net proceeds primarily to repay our outstanding commercial paper, with the remaining proceeds used for general corporate purposes.
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
On November 13, 2018, we replaced our former five-year $1.0 billion unsecured revolving credit facility with a new five-year $1.25 billion unsecured revolving credit facility expiring in November 2023. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not incur early termination penalties in connection with the termination of the former credit facility. We did not borrow against the facility during the periods ended September 30, 2021 or 2020. Borrowings under the new credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. This credit facility contains covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
Interest payments were $91.8 million during 2021, $101.7 million during 2020 and $97.5 million during 2019.
The following table presents the carrying amounts and estimated fair values of long-term debt not recorded at fair value in the Consolidated Balance Sheet (in millions):

	September 30, 2021		September 30, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$3,464.6	$3,874.8	$1,974.7	$2,497.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	September 30,
	2021	2020
Unrealized losses on foreign exchange contracts (Note 11)	$16.9	$24.3
Product warranty obligations (Note 9)	18.0	20.8
Taxes other than income taxes	59.8	58.5
Accrued interest	17.8	14.9
Income taxes payable	188.4	79.8
Operating lease liabilities	89.9	89.7
Other	93.6	88.5
Other current liabilities	$484.4	$376.5
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
Changes in product warranty obligations were (in millions):

	September 30,
	2021	2020
Beginning balance	$20.8	$25.2
Warranties recorded at time of sale	17.3	17.8
Adjustments to pre-existing warranties	(6.2)	(1.6)
Settlements of warranty claims	(13.9)	(20.6)
Ending balance	$18.0	$20.8
10. Investments
Our investments consist of (in millions):

	September 30,
	2021	2020
Fixed income securities	$0.6	$0.6
Equity securities	1,267.6	875.3
Other	95.9	78.2
Total investments	1,364.1	954.1
Less: short-term investments(1)	(0.6)	(0.6)
Long-term investments	$1,363.5	$953.5
(1) Short-term investments are included in other current assets in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The PTC Shares are classified as level 1 in the fair value hierarchy and recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At September 30, 2021, the fair value of the PTC Shares was $1,267.6 million, which was recorded in long-term investments in the Consolidated Balance Sheet. We recorded a gain of $392.3 million and $153.9 million related to the PTC Shares in the Consolidated Statement of Operations in the years ended September 30, 2021 and 2020, respectively.
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
We enter into foreign currency forward exchange contracts to hedge our exposure to foreign currency exchange rate variability in the expected future cash flows associated with certain third-party and intercompany transactions denominated in foreign currencies forecasted to occur within the next two years (cash flow hedges). We report in other comprehensive income (loss) the effective portion of the gain or loss on derivative financial instruments that we designate and that qualify as cash flow hedges. We reclassify these gains or losses into earnings in the same periods when the hedged transactions affect earnings. To the extent forward exchange contracts designated as cash flow hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective cash flow hedges. At September 30, 2021, we had a U.S. dollar-equivalent gross notional amount of $800.2 million of foreign currency forward exchange contracts designated as cash flow hedges. We entered into treasury locks to manage the potential change in interest rates in anticipation of the issuance of $1.5 billion and $1.0 billion of fixed rate debt in August 2021 and March 2019, respectively. Treasury locks are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance.
The pre-tax amount of gains (losses) recorded in other comprehensive income (loss) related to cash flow hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2021	2020	2019
Forward exchange contracts	$(10.8)	$(9.7)	$29.5
Treasury locks	(28.0)	—	(35.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pre-tax amount of gains (losses) reclassified from accumulated other comprehensive loss into the Consolidated Statement of Operations related to derivative forward exchange contracts designated as cash flow hedges, which offset the related gains and losses on the hedged items during the periods presented, was (in millions):

	2021	2020	2019
Sales	$1.9	$(0.7)	$1.0
Cost of sales	(25.4)	19.6	18.2
Selling, general and administrative expenses	1.5	(1.4)	(1.3)
Interest expense	(2.3)	(2.1)	(1.2)
Total	$(24.3)	$15.4	$16.7
Approximately $0.1 million of pre-tax net unrealized gains on cash flow hedges as of September 30, 2021 will be reclassified into earnings during the next twelve months. We expect that these net unrealized gains will be offset when the hedged items are recognized in earnings.
Net Investment Hedges
We use foreign currency forward exchange contracts and foreign currency denominated debt obligations to hedge portions of our net investments in non-U.S. subsidiaries (net investment hedges) against the effect of exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. For all instruments that are designated as net investment hedges and meet effectiveness requirements, the net changes in value of the designated hedging instruments are recorded in accumulated other comprehensive loss within shareowners’ equity where they offset gains and losses recorded on our net investments globally. To the extent forward exchange contracts or foreign currency denominated debt designated as net investment hedges are ineffective, changes in value are recorded in earnings through the maturity date. There was no impact on earnings due to ineffective net investment hedges. At September 30, 2021, we had no foreign currency forward exchange contracts designated as net investment hedges.
The pre-tax amount of (losses) gains recorded in other comprehensive income (loss) related to net investment hedges that would have been recorded in the Consolidated Statement of Operations had they not been so designated was (in millions):

	2021	2020	2019
Forward exchange contracts	$(0.8)	$(1.3)	$(4.9)
Fair Value Hedges
We used interest rate swap contracts to manage the borrowing costs of certain long-term debt. In February 2015, we issued $600.0 million aggregate principal amount of fixed rate notes. Upon issuance of these notes, we entered into fixed-to-floating interest rate swap contracts that effectively converted these notes from fixed rate debt to floating rate debt. We designated these contracts as fair value hedges because they hedged the changes in fair value of the fixed rate notes resulting from changes in interest rates. The changes in value of these fair value hedges were recorded as gains or losses in interest expense and are offset by the losses or gains on the underlying debt instruments, which are also recorded in interest expense. In May 2020, we settled all outstanding interest rate swaps and received $22.0 million from the counterparties. This gain on the settlement of the interest rate swaps was recorded as an adjustment to the carrying value of the 2025 Notes and is being amortized over the remaining term of those notes as an adjustment to interest expense in the Consolidated Statement of Operations.
The pre-tax amount of net gains recognized within the Consolidated Statement of Operations related to derivative instruments designated as fair value hedges, which fully offset the related net gains and losses on the hedged debt instruments during the periods presented, was (in millions):

	2021	2020	2019
Interest income	$—	$15.1	$30.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments
Certain of our locations have assets and liabilities denominated in currencies other than their functional currencies resulting from intercompany loans and other transactions with third parties denominated in foreign currencies. We enter into foreign currency forward exchange contracts that we do not designate as hedging instruments to offset the transaction gains or losses associated with some of these assets and liabilities. Gains and losses on derivative financial instruments for which we do not elect hedge accounting are recognized in the Consolidated Statement of Operations in each period, based on the change in the fair value of the derivative financial instruments. At September 30, 2021, we had a U.S. dollar-equivalent gross notional amount of $1,011.5 million of foreign currency forward exchange contracts not designated as hedging instruments.
The pre-tax amount of gains (losses) from forward exchange contracts not designated as hedging instruments recognized in the Consolidated Statement of Operations was (in millions):

	2021	2020	2019
Cost of sales	$(0.2)	$6.1	$(0.4)
Other (expense) income	(8.1)	(11.8)	1.6
Total	$(8.3)	$(5.7)	$1.2
Fair Value of Derivative Instruments
We recognize all derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheet. We value our forward exchange contracts using a market approach. We use a valuation model based on inputs including forward and spot prices for currency and interest rate curves. We did not change our valuation techniques during fiscal 2021, 2020 or 2019. It is our policy to execute such instruments with major financial institutions that we believe to be creditworthy and not to enter into derivative financial instruments for speculative purposes. We diversify our foreign currency forward exchange contracts among counterparties to minimize exposure to any one of these entities. Our foreign currency forward exchange contracts are usually denominated in currencies of major industrial countries. The U.S. dollar-equivalent gross notional amount of our forward exchange contracts totaled $1,811.7 million at September 30, 2021. Currency pairs (buy/sell) comprising the most significant contract notional values were Euro/United States dollar (USD), USD/Canadian dollar, USD/Mexican peso, and USD/Swiss franc.
The fair value of our derivatives and their location in our Consolidated Balance Sheet were (in millions):

		Fair Value (Level 2)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2021	September 30, 2020
Forward exchange contracts	Other current assets	$7.6	$6.9
Forward exchange contracts	Other assets	2.1	1.0
Forward exchange contracts	Other current liabilities	(7.4)	(13.4)
Forward exchange contracts	Other liabilities	(0.2)	(3.2)
Total		$2.1	$(8.7)

		Fair Value (Level 2)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2021	September 30, 2020
Forward exchange contracts	Other current assets	$4.4	$6.1
Forward exchange contracts	Other current liabilities	(9.5)	(10.9)
Total		$(5.1)	$(4.8)
Refer to Note 1 for further information regarding levels in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Shareowners’ Equity
Common Stock
At September 30, 2021, the authorized stock of the Company consisted of one billion shares of common stock, par value $1.00 per share, and 25 million shares of preferred stock, without par value. At September 30, 2021, 16.0 million shares of authorized common stock were reserved for various incentive plans.
Changes in outstanding common shares are summarized as follows (in millions):

	2021	2020	2019
Beginning balance	116.2	115.7	121.0
Treasury stock purchases	(1.1)	(1.4)	(6.1)
Common stock issued (including share based compensation impact)	0.9	1.9	0.8
Ending balance	116.0	116.2	115.7
At September 30, 2021, there were $1.8 million of outstanding common stock share repurchases recorded in accounts payable. At September 30, 2020, there were no outstanding common stock share repurchases recorded in accounts payable.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

	Pension and other postretirement benefit plan adjustments, net of tax (Note 14)	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Net unrealized gains (losses) on available-for-sale investments, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2018	$(658.1)	$(286.0)	$4.4	$(2.2)	$(941.9)
Other comprehensive income (loss) before reclassifications	(532.1)	(55.3)	(5.3)	2.2	(590.5)
Amounts reclassified from accumulated other comprehensive loss	56.5	—	(12.1)	—	44.4
Other comprehensive income (loss)	(475.6)	(55.3)	(17.4)	2.2	(546.1)
Balance as of September 30, 2019	$(1,133.7)	$(341.3)	$(13.0)	$—	$(1,488.0)
Other comprehensive income (loss) before reclassifications	(100.2)	26.0	(7.3)	—	(81.5)
Amounts reclassified from accumulated other comprehensive loss	109.5	—	(11.2)	—	98.3
Other comprehensive income (loss)	9.3	26.0	(18.5)	—	16.8
Adoption of accounting standard/other	(146.8)	3.8	—	—	(143.0)
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$—	$(1,614.2)
Other comprehensive income (loss) before reclassifications	438.9	31.4	(29.2)	—	441.1
Amounts reclassified from accumulated other comprehensive loss	138.2	—	17.8	—	156.0
Other comprehensive income (loss)	577.1	31.4	(11.4)	—	597.1
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$—	$(1,017.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated other comprehensive loss to the Consolidated Statement of Operations were (in millions):

	Year Ended September 30,			Affected Line in the Consolidated Statement of Operations
	2021	2020	2019
Pension and other postretirement benefit plan adjustments(1):
Amortization of prior service credit	$(4.0)	$(4.5)	$(4.2)	Other income (expense)
Amortization of net actuarial loss	142.5	148.7	78.7	Other income (expense)
Settlements	39.8	—	1.2	Other income (expense)
	178.3	144.2	75.7	Income before income taxes
	(40.1)	(34.7)	(19.2)	Income tax provision
	$138.2	$109.5	$56.5	Net income

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$(1.9)	$0.7	$(1.0)	Sales
Forward exchange contracts	25.4	(19.6)	(18.2)	Cost of sales
Forward exchange contracts	(1.5)	1.4	1.3	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	2.3	2.1	1.2	Interest expense
	24.3	(15.4)	(16.7)	Income before income taxes
	(6.5)	4.2	4.6	Income tax provision
	$17.8	$(11.2)	$(12.1)	Net income

Total reclassifications	$156.0	$98.3	$44.4	Net income
(1) These components are included in the computation of net periodic benefit costs. See Note 14 for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Share-Based Compensation
During 2021, 2020, and 2019, we recognized $51.7 million, $46.1 million and $43.1 million of pre-tax share-based compensation expense, respectively. The total income tax benefit related to share-based compensation expense was $8.6 million, $7.7 million, and $6.9 million during 2021, 2020, and 2019, respectively. We recognize compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of September 30, 2021, total unrecognized compensation cost related to share-based compensation awards was $69.0 million, net of estimated forfeitures, which we expect to recognize over a weighted average period of approximately 2.0 years.
During 2020, we adopted, and our shareowners approved, our 2020 Long-Term Incentives Plan (“2020 Plan”), which replaced our 2012 Long-Term Incentives Plan, as amended (“2012 Plan”) and our 2003 Directors Stock Plan, as amended (“Directors Plan”). Our 2020 Plan authorizes us to deliver up to 13.0 million shares of our common stock upon exercise of stock options, upon grant, or in payment of stock appreciation rights, performance shares, performance units, restricted stock units or restricted stock. Our Directors Plan authorized us to deliver up to 0.5 million shares of our common stock upon exercise of stock options, upon grant, or in payment of restricted stock units. Shares relating to awards under our 2012 Plan that terminate by expiration, forfeiture, cancellation or otherwise without the issuance or delivery of shares or that are settled in cash in lieu of shares will be available for further awards under the 2020 Plan. Approximately 11.4 million shares under our 2020 Plan remain available for future grant or payment at September 30, 2021. We use treasury stock to deliver shares of our common stock under these plans. Our 2020 Plan does not permit share-based compensation awards to be granted after February 4, 2030.
Stock Options
We have granted non-qualified and incentive stock options to purchase our common stock under various incentive plans at prices equal to the fair market value of the stock on the grant dates. The exercise price for stock options granted under the plans may be paid in cash, already-owned shares of common stock, or a combination of cash and such shares. Stock options expire ten years after the grant date and vest ratably over three years.
The per-share weighted average fair value of stock options granted during the years ended September 30, 2021, 2020, and 2019, was $55.50, $35.80, and $32.46, respectively. The total intrinsic value of stock options exercised was $108.4 million, $151.6 million, and $35.8 million during 2021, 2020, and 2019, respectively. We estimated the fair value of each stock option on the date of grant using the Black-Scholes pricing model and the following assumptions:

	2021	2020	2019
Average risk-free interest rate	0.38%	1.63%	2.79%
Expected dividend yield	1.73%	2.08%	2.27%
Expected volatility	31%	24%	23%
Expected term (years)	4.9	4.9	5.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the year ended September 30, 2021, is as follows:

	Shares (in thousands)	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-The-Money Options (in millions)
Outstanding at October 1, 2020	3,404	$164.81
Granted	196	246.87
Exercised	(985)	156.98
Forfeited	(118)	191.64
Canceled	(1)	191.15
Outstanding at September 30, 2021	2,496	173.07	6.6	$302.0
Exercisable at September 30, 2021	1,470	155.05	5.6	204.3
The amount of options expected to vest is materially consistent with those outstanding and not yet exercisable.
Performance Share Awards
Certain officers and key employees are also eligible to receive shares of our common stock in payment of performance share awards granted to them. Grantees of performance shares will be eligible to receive shares of our common stock depending upon our total shareowner return, assuming reinvestment of all dividends, relative to the performance of companies in the S&P 500 Index over a three-year period for the awards granted in fiscal 2020 and 2019. The number of shares actually earned for awards granted in fiscal 2020 and 2019 will range from zero percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. Beginning with the awards granted in fiscal 2021, the total shareowner return is measured relative to the performance of companies in the following S&P 500 Selected GICS groups: Capital Goods, Software and Services, and Technology Hardware and Equipment. The number of shares actually earned for awards granted in fiscal 2021 will range from 50 percent to 200 percent of the targeted number of performance shares for the three-year performance periods and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period.
A summary of performance share activity for the year ended September 30, 2021, is as follows:

	Performance Shares (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2020	124	$204.92
Granted(1)	44	298.10
Adjustment for performance results achieved(2)	(2)	219.04
Vested and issued	(31)	219.04
Forfeited	(16)	217.93
Outstanding at September 30, 2021	119	232.94
(1)Performance shares granted assuming achievement of performance goals at target.
(2)Adjustments were due to the number of shares vested under fiscal 2018 awards at the end of the three-year performance period ended September 30, 2020, being lower than the target number of shares.

The following table summarizes information about performance shares vested during the years ended September 30, 2021, 2020, and 2019:

	2021	2020	2019
Percent payout	93%	77%	200%
Shares vested (in thousands)	31	28	145
Total fair value of shares vested (in millions)	$7.4	$5.6	$25.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three-year performance period ending September 30, 2021, the payout will be 144% of the target number of shares, with a maximum of approximately 68,000 shares to be delivered in payment under the awards in December 2021.
The per-share fair value of performance share awards granted during the years ended September 30, 2021, 2020, and 2019, was $298.10, $265.04 and $155.04, respectively, which we determined using a Monte Carlo simulation and the following assumptions:

	2021	2020	2019
Average risk-free interest rate	0.19%	1.58%	2.77%
Expected dividend yield	1.73%	2.06%	2.24%
Expected volatility	37%	25%	23%
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
Restricted Stock and Restricted Stock Units
We grant restricted stock and restricted stock units to certain employees, and non-employee directors may elect to receive a portion of their compensation in restricted stock units. Restrictions on employee restricted stock and employee restricted stock units generally lapse over periods ranging from one to five years. Director restricted stock units generally are payable upon retirement. We value restricted stock and restricted stock units at the closing market value of our common stock on the date of grant. The weighted average fair value of restricted stock and restricted stock unit awards granted during the years ended September 30, 2021, 2020, and 2019, was $265.32, $200.36 and $170.75, respectively. The total fair value of shares vested during the years ended September 30, 2021, 2020, and 2019, was $10.4 million, $8.7 million, and $7.8 million, respectively.
A summary of restricted stock and restricted stock unit activity for the year ended September 30, 2021, is as follows:

	Restricted Stock and Restricted Stock Units (in thousands)	Wtd. Avg. Grant Date Share Fair Value
Outstanding at October 1, 2020	163	$182.66
Granted	254	265.32
Vested	(42)	188.87
Forfeited	(24)	205.15
Outstanding at September 30, 2021	351	$239.89
We also granted approximately 5,600 shares of unrestricted common stock to non-employee directors during the year ended September 30, 2021. The weighted average grant date fair value of the unrestricted stock awards granted during the years ended September 30, 2021, 2020, and 2019, was $228.80, $171.51 and $182.39, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Retirement Benefits
We sponsor funded and unfunded pension plans and other postretirement benefit plans for our employees. The pension plans provide for monthly pension payments to eligible employees after retirement. Pension benefits for salaried employees generally are based on years of credited service and average earnings. Pension benefits for hourly employees are primarily based on specified benefit amounts and years of service. Effective July 1, 2010, we closed participation in our U.S. and Canada pension plans to employees hired after June 30, 2010. Employees hired after June 30, 2010 are instead eligible to participate in defined contribution plans. Effective October 1, 2010, we also closed participation in our U.K. pension plan to employees hired after September 30, 2010 and these employees are now eligible for a defined contribution plan. Benefits to be provided to plan participants hired before July 1, 2010 or October 1, 2010, respectively, are not affected by these changes. Our policy with respect to funding our pension obligations is to fund at a minimum the amount required by applicable laws and governmental regulations. We were not required to make contributions to satisfy minimum funding requirements in our U.S. pension plans in 2021, 2020 or 2019. We did not make voluntary contributions to our U.S. qualified pension plan in 2021 and 2019. We made a voluntary contribution of $50.0 million to our U.S. qualified pension plan in 2020.
We sponsor various defined contribution savings plans that allow eligible employees to contribute a portion of their income in accordance with plan specific guidelines. We contribute to savings plans and/or will match a percentage of the employee contributions up to certain limits. The Company contributions to defined contribution plans are based on age and years of service and range from 3% to 7% of eligible compensation. However, effective from May 2020 through November 2020, we temporarily suspended the 401(k) matching contribution for all U.S. employees to address the then-current and anticipated economic conditions resulting from the global COVID-19 pandemic. Expense related to these plans was $58.5 million in 2021, $50.9 million in 2020, and $53.1 million in 2019.
Other postretirement benefits are primarily in the form of retirement medical plans that cover certain employees in the U.S. and Canada and provide for the payment of certain medical costs of eligible employees and dependents after retirement. The postretirement benefit plan was closed to employees hired after December 31, 2004.
Net Periodic Benefit Cost
The components of net periodic benefit cost (income) are (in millions):

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Service cost	$90.1	$91.1	$78.2	$1.2	$1.0	$0.9
Interest cost	125.6	136.4	158.3	1.2	1.6	2.3
Expected return on plan assets	(241.3)	(244.8)	(244.7)	—	—	—
Amortization:
Prior service cost (credit)	1.4	0.9	1.2	(5.4)	(5.4)	(5.4)
Net actuarial loss	141.4	147.3	77.8	1.1	1.4	0.9
Settlements	39.8	—	1.2	—	—	—
Net periodic benefit cost (income)	$157.0	$130.9	$72.0	$(1.9)	$(1.4)	$(1.3)

The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant assumptions used in determining net periodic benefit cost (income) are (in weighted averages):

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
U.S. Plans
Discount rate	2.90%	3.30%	4.35%	2.15%	2.90%	4.15%
Expected return on plan assets	7.25%	7.50%	7.50%	—	—	—
Compensation increase rate	3.40%	3.40%	3.50%	—	—	—
Non-U.S. Plans
Discount rate	1.56%	1.60%	2.48%	2.20%	2.65%	3.30%
Expected return on plan assets	4.68%	5.11%	5.22%	—	—	—
Compensation increase rate	2.90%	3.06%	3.02%	—	—	—
Net Benefit Obligation
Benefit obligation, plan assets, funded status and net liability information is summarized as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Benefit obligation at beginning of year	$5,026.9	$4,907.3	$57.0	$60.7
Service cost	90.1	91.1	1.2	1.0
Interest cost	125.6	136.4	1.2	1.6
Actuarial (gains) losses	(162.6)	154.1	(4.9)	(1.4)
Acquisitions	—	(0.6)	—	—
Plan amendments	0.1	—	—	—
Plan participant contributions	2.8	3.1	3.1	3.0
Benefits paid	(156.9)	(285.0)	(8.8)	(7.8)
Settlements	(219.3)	(10.5)	—	—
Currency translation and other	45.1	31.0	2.7	(0.1)
Benefit obligation at end of year	4,751.8	5,026.9	51.5	57.0
Plan assets at beginning of year	3,838.0	3,753.1	—	—
Actual return on plan assets	653.7	266.0	—	—
Company contributions	34.9	84.1	5.7	4.8
Plan participant contributions	2.8	3.1	3.1	3.0
Benefits paid	(156.9)	(285.0)	(8.8)	(7.8)
Settlements	(219.3)	(10.5)	—	—
Currency translation and other	39.0	27.2	—	—
Plan assets at end of year	4,192.2	3,838.0	—	—
Funded status of plans	$(559.6)	$(1,188.9)	$(51.5)	$(57.0)

Net amount on balance sheet consists of:
Other assets	$118.5	$27.9	$—	$—
Compensation and benefits	(37.0)	(13.9)	(5.7)	(5.8)
Retirement benefits	(641.1)	(1,202.9)	(45.8)	(51.2)
Net amount on balance sheet	$(559.6)	$(1,188.9)	$(51.5)	$(57.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actuarial gains recorded within the benefit obligation in 2021 were primarily the result of an increase in the discount rate for the U.S. Plans, which increased from 2.90% in 2020 to 3.10% in 2021. The actuarial losses recorded in 2020 were primarily the result of a decrease in the discount rate for the U.S. Plans, which decreased from 3.30% in 2019 to 2.90% in 2020. Approximately 75 percent of our 2021 global projected benefit obligation relates to our U.S. pension plan.
Amounts included in accumulated other comprehensive loss, net of tax, which have not yet been recognized in net periodic benefit cost are as follows (in millions):

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Prior service (credit) cost	$(30.7)	$3.3	$4.1	$—
Net actuarial loss	718.7	1,262.1	2.0	5.8
Total	$688.0	$1,265.4	$6.1	$5.8
During 2021, we recognized prior service credits of $35.8 million ($29.9 million net of tax) and net actuarial losses of $142.5 million ($108.3 million net of tax) in pension and other postretirement net periodic benefit cost, which were included in accumulated other comprehensive loss at September 30, 2020.
The accumulated benefit obligation for our pension plans was $4,393.0 million and $4,638.1 million at September 30, 2021 and 2020, respectively.
Information regarding our pension plans with projected benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2021	2020
Projected benefit obligation	$4,210.5	$4,482.0
Fair value of plan assets	3,532.4	3,265.2
Information regarding our pension plans with accumulated benefit obligations in excess of the fair value of plan assets (underfunded plans) are as follows (in millions):

	2021	2020
Accumulated benefit obligation	$3,510.7	$4,113.4
Fair value of plan assets	3,156.7	3,265.2
Significant assumptions used in determining the benefit obligations are (in weighted averages):

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
U.S. Plans
Discount rate	3.10%	2.90%	2.50%	2.15%
Compensation increase rate	3.40%	3.40%	—	—
Health care cost trend rate(1)	—	—	6.00%	6.25%
Non-U.S. Plans
Discount rate	2.03%	1.56%	2.90%	2.20%
Compensation increase rate	3.00%	2.90%	—	—
Health care cost trend rate(1)	—	—	4.50%	4.50%
(1)The health care cost trend rate reflects the estimated increase in gross medical claims costs. As a result of the plan amendment adopted effective October 1, 2002, our effective per person retiree medical cost increase is zero percent beginning in 2005 for the majority of our postretirement benefit plans. For our other plans, we assume the gross health care cost trend rate will remain at 6.00% in 2022 and decrease to 5.00% in 2025 for U.S. Plans and will not change in future periods for Non-U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Payments
We expect to contribute $57.4 million related to our global pension plans and $5.8 million to our postretirement benefit plans in 2022.
The following benefit payments, which include employees’ expected future service, as applicable, are expected to be paid (in millions):

	Pension Benefits	Other Postretirement Benefits
2022	$327.5	$5.8
2023	284.4	5.5
2024	289.0	5.1
2025	288.8	4.8
2026	289.9	4.5
2027-2031	1,420.8	17.4
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

	Allocation			Target	September 30,
Asset Category	Range			Allocations	2021	2020
Equity securities	40%	–	65%	50%	56%	50%
Debt securities	30%	–	50%	43%	38%	43%
Other	0%	–	15%	7%	6%	7%
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
As of September 30, 2021 and 2020, our pension plans do not directly own our common stock.
In certain countries where we operate, there are no legal requirements or financial incentives provided to companies to pre-fund pension obligations. In these instances, we typically make benefit payments directly from cash as they become due, rather than by creating a separate pension fund.
The valuation methodologies used for our pension plans’ investments measured at fair value are described as follows. There have been no changes in the methodologies used at September 30, 2021 and 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$3.5	$—	$—	$3.5
Equity securities:
Mutual funds	88.7	—	—	88.7
Common stock	1,159.8	—	—	1,159.8
Common collective trusts	—	609.2	—	609.2
Fixed income securities:
Corporate debt	—	678.2	—	678.2
Government securities	290.5	66.5	—	357.0
Common collective trusts	—	119.7	—	119.7
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,542.5	$1,473.6	$0.9	3,017.0
U.S. Plans investments measured at NAV:
Private equity				30.3
Alternative equity				—
Total U.S. Plans investments				3,047.3
Non-U.S. Plans
Cash and cash equivalents	$8.5	$—	$—	8.5
Equity securities:
Common stock	170.3	—	—	170.3
Common collective trusts	—	334.9	—	334.9
Fixed income securities:
Corporate debt	—	64.7	—	64.7
Government securities	1.4	—	—	1.4
Common collective trusts	—	357.0	—	357
Other types of investments:
Real estate funds	—	81.1	—	81.1
Insurance contracts	—	—	106.2	106.2
Other	—	—	4.7	4.7
Total Non-U.S. Plans investments in fair value hierarchy	$180.2	$837.7	$110.9	1,128.8
Non-U.S. Plans investments measured at NAV:
Real estate funds				16.1
Total Non-U.S. Plans investments				1,144.9
Total investments measured at fair value				$4,192.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents our pension plans’ investments measured at fair value as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
U.S. Plans
Cash and cash equivalents	$1.4	$—	$—	$1.4
Equity securities:
Mutual funds	112.4	—	—	112.4
Common stock	947.7	—	—	947.7
Common collective trusts	—	467.4	—	467.4
Fixed income securities:
Corporate debt	—	699.3	—	699.3
Government securities	244.7	133.1	—	377.8
Common collective trusts	—	169.0	—	169.0
Other types of investments:
Insurance contracts	—	—	0.9	0.9
Total U.S. Plans investments in fair value hierarchy	$1,306.2	$1,468.8	$0.9	2,775.9
U.S. Plans investments measured at NAV:
Private equity				23.5
Alternative equity				18.4
Total U.S. Plans investments				2,817.8
Non-U.S. Plans
Cash and cash equivalents	$1.9	$—	$—	1.9
Equity securities:
Common stock	62.4	—	—	62.4
Common collective trusts	—	329.3	—	329.3
Fixed income securities:
Corporate debt	—	65.6	—	65.6
Government securities	1.1	—	—	1.1
Common collective trusts	—	350.9	—	350.9
Other types of investments:
Real estate funds	—	78.9	—	78.9
Insurance contracts	—	—	110.2	110.2
Other	—	—	4.6	4.6
Total Non-U.S. Plans investments in fair value hierarchy	$65.4	$824.7	$114.8	1,004.9
Non-U.S. Plans investments measured at NAV:
Real estate funds				15.3
Total Non-U.S. Plans investments				1,020.2
Total investments measured at fair value				$3,838.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2021:

	Balance October 1, 2020	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2021
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	110.2	—	(5.7)	1.7	106.2
Other	4.6	—	0.1	—	4.7
	$115.7	$—	$(5.6)	$1.7	$111.8
The table below sets forth a summary of changes in fair market value of our pension plans’ Level 3 assets for the year ended September 30, 2020:

	Balance October 1, 2019	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases, Sales, Issuances, and Settlements, Net	Balance September 30, 2020
U.S. Plans
Insurance contracts	$0.9	$—	$—	$—	$0.9
Non-U.S. Plans
Insurance contracts	95.4	—	13.0	1.8	110.2
Other	4.5	—	0.1	—	4.6
	$100.8	$—	$13.1	$1.8	$115.7

15. Other Income (Expense)
The components of other income (expense) are (in millions):

	2021	2020	2019
Interest income	$1.6	$5.5	$11.1
Royalty income	10.2	8.9	10.2
Legacy product liability and environmental charges	(10.6)	(14.5)	(22.1)
Non-operating pension and postretirement benefit (cost) credit	(63.8)	(37.4)	8.4
Legal Settlement (Note 17)	70.0	—	—
Other	(1.7)	7.8	(1.5)
Other income (expense)	$5.7	$(29.7)	$6.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Income Taxes
Selected income tax data (in millions):

	2021	2020	2019
Components of income before income taxes:
United States	$885.1	$556.2	$280.8
Non-United States	641.1	579.9	620.2
Total	$1,526.2	$1,136.1	$901.0

Components of the income tax provision:
Current:
United States	$149.6	$68.1	$105.6
Non-United States	190.7	96.6	112.1
State and local	25.7	13.9	16.5
Total current	366.0	178.6	234.2
Deferred:
United States	(154.7)	(32.8)	(27.0)
Non-United States	(19.0)	(24.7)	(0.1)
State and local	(10.4)	(8.2)	(1.9)
Total deferred	(184.1)	(65.7)	(29.0)
Income tax provision	$181.9	$112.9	$205.2

Total income taxes paid	$329.3	$187.9	$293.3
Effective Tax Rate Reconciliation
The reconciliation between the U.S. federal statutory rate and our effective tax rate was:

	2021	2020	2019
Statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes	1.4	0.8	0.1
Non-United States taxes	(3.8)	(5.0)	(4.8)
Repatriation of foreign earnings	0.9	1.3	2.8
Foreign-derived intangible income	(2.8)	(1.0)	(1.6)
Settlements with taxing authorities	(1.0)	(0.2)	—
Sensia formation	0.1	(1.1)	—
Change in valuation allowance(a)	(1.7)	(2.7)	7.6
Share-based compensation	(1.1)	(1.9)	(0.9)
Research and development tax credit	(0.6)	(1.1)	(1.2)
Other	(0.5)	(0.2)	(0.2)
Effective income tax rate	11.9%	9.9%	22.8%
(a) During fiscal year 2021, we reversed our valuation allowance against deferred tax assets associated with the change in fair value of the PTC Shares. This resulted in a decrease to the effective tax rate of 1.7% and no remaining valuation allowance related to PTC Shares, as described further in the table below.
We operate in certain non-U.S. tax jurisdictions under government-sponsored tax incentive programs, which may be extended if certain additional requirements are met. The program which generates the primary benefit has been extended to expire in 2032. The tax benefit attributable to these programs was $61.2 million ($0.52 per diluted share) in 2021, $59.1 million ($0.51 per diluted share) in 2020 and $55.1 million ($0.46 per diluted share) in 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes
The tax effects of temporary differences that give rise to our net deferred income tax assets (liabilities) were (in millions):

	2021	2020
Deferred income tax assets:
Compensation and benefits	$41.7	$6.0
Inventory	12.8	10.5
Returns, rebates and incentives	37.5	34.5
Retirement benefits	153.1	306.8
Environmental remediation and other site-related costs	22.8	23.8
Share-based compensation	18.5	18.6
Other accruals and reserves	250.2	68.4
Investments	—	31.6
Net operating loss carryforwards	130.4	31.1
Tax credit carryforwards	20.3	17.3
Capital loss carryforwards	15.3	10.8
Other	23.7	16.8
Subtotal	726.3	576.2
Valuation allowance	(32.6)	(58.0)
Net deferred income tax assets	693.7	518.2
Deferred income tax liabilities:
Property	(43.7)	(48.0)
Intangible assets	(160.5)	(25.3)
Investments	(64.3)	—
Unremitted earnings of foreign subsidiaries	(42.0)	(28.3)
Other	(2.3)	(1.0)
Deferred income tax liabilities	(312.8)	(102.6)
Total net deferred income tax assets	$380.9	$415.6
We believe it is more likely than not that we will realize our deferred tax assets through the reduction of future taxable income, other than for the deferred tax assets reflected below.
Tax attributes and related valuation allowances at September 30, 2021 were (in millions):

Tax attributes and related valuation allowances	Tax Benefit Amount	Valuation Allowance	Carryforward Period Ends
Non-United States net operating loss carryforward	$6.6	$6.2	2022	-	9/30/2030
Non-United States net operating loss carryforward	36.5	3.2	Indefinite
Non-United States capital loss carryforward	15.3	15.3	Indefinite
United States credit carryforward	9.4	1.2	2030	-	2041
United States net operating loss carryforward	19.4	—	2022	-	2037
United States net operating loss carryforward	50.7	—	Indefinite
State and local net operating loss carryforward	17.2	1.2	2022	-	2038
State tax credit carryforward	10.9	—	2022	-	2035
Subtotal	166.0	27.1
Other deferred tax assets	5.5	5.5	Indefinite
Total	$171.5	$32.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Tax Benefits
A reconciliation of our gross unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	2021	2020	2019
Gross unrecognized tax benefits balance at beginning of year	$25.5	$19.9	$20.1
Additions based on tax positions related to the current year	0.1	—	—
Additions based on tax positions related to prior years	0.4	5.6	—
Reductions based on tax positions related to prior years	—	—	—
Reductions related to settlements with taxing authorities	(18.1)	—	—
Reductions related to lapses of statute of limitations	(3.6)	—	(0.2)
Effect of foreign currency translation	—	—	—
Gross unrecognized tax benefits balance at end of year	$4.3	$25.5	$19.9
The amount of gross unrecognized tax benefits that would reduce our effective tax rate if recognized was $4.3 million, $25.5 million and $19.9 million at September 30, 2021, 2020 and 2019, respectively.
Accrued interest and penalties related to unrecognized tax benefits were $1.5 million and $4.0 million at September 30, 2021 and 2020, respectively. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision. Benefits (expense) recognized were $2.5 million, ($0.7) million and ($0.8) million in 2021, 2020 and 2019, respectively.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $4.2 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $5.7 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018 and are no longer subject to state, local and non-U.S. income tax examinations for years before 2014.
Income tax liabilities of $264.8 million and $296.0 million related to the U.S. transition tax under the Tax Act that are payable greater than 12 months from September 30, 2021, and 2020, respectively, are recorded in other liabilities in the Consolidated Balance Sheet.
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
Based on our assessment, we believe that our expenditures for environmental capital investment and remediation necessary to comply with present regulations governing environmental protection and other expenditures for the resolution of environmental claims will not have a material effect on our business, financial condition or results of operations. We cannot assess the possible effect of compliance with future requirements. Environmental remediation cost liabilities, net of related expected recoveries, were $53.6 million and $59.2 million as of September 30, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Conditional Asset Retirement Obligations
We accrue for costs related to a legal obligation associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, development or the normal operation of the long-lived asset. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional. Identified conditional asset retirement obligations include asbestos abatement and remediation of soil contamination beneath current and previously divested facilities. We estimate conditional asset retirement obligations using site-specific knowledge and historical industry expertise. There have been no significant changes in liabilities incurred, liabilities settled, accretion expense or revisions in estimated cash flows for the periods ended September 30, 2021 and 2020. Conditional asset retirement obligations, net of related expected recoveries, were $23.6 million and $22.8 million as of September 30, 2021 and 2020, respectively.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of September 30, 2021, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in other income (expense) in the Consolidated Statement of Operations.
18. Leases
We have operating leases primarily for real estate, vehicles and equipment. We have finance leases primarily for equipment. Our leases have remaining lease terms from less than one year to approximately 16 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The components of lease expense were as follows (in millions):

	2021	2020
Operating lease expense(1)	$109.8	$104.6
Variable lease expense(2)	15.8	15.6
Finance lease expense
Amortization of right-of-use assets	1.7	1.3
Interest on lease liabilities	0.4	0.4
Total lease expense	$127.7	$121.9
(1) Operating lease expense includes short-term lease expense which was not material.
(2) Variable lease expense includes sublease income which was not material.

Rental expense accounted for under the previous accounting standard was $119.0 million in 2019.

Supplemental balance sheet information related to leases was as follows (in millions):

	2021	2020
Weighted average remaining lease term:
Operating leases	6.8 years	6.3 years
Finance leases	4.3 years	7.8 years
Weighted average discount rate:
Operating leases	1.79%	1.84%
Finance leases	3.96%	3.50%

Maturities of lease liabilities as of September 30, 2021, were as follows (in millions):

	Finance Leases	Operating Leases
2022	$5.6	$96.2
2023	3.5	81.3
2024	1.9	62.9
2025	1.6	45.5
2026	1.6	33.0
Thereafter	2.8	110.1
Total undiscounted lease payments	$17.0	$429.0
Less imputed interest	(1.5)	(25.5)
Total lease liabilities	$15.5	$403.5

As of September 30, 2021, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $24 million and additional finance leases for equipment that have not yet commenced with undiscounted lease obligations of approximately $10 million. These leases will commence in fiscal 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases was as follows (in millions):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$108.5	$103.6
Operating cash flows from finance leases	0.4	0.4
Financing cash flows from finance leases	1.8	1.2
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$90.6	$131.2
Financing leases	0.9	—

19. Business Segment Information
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
Intelligent Devices
The Intelligent Devices operating segment combines a comprehensive portfolio of smart products that create the foundation of an agile, resilient and sustainable production system. This comprehensive portfolio includes:
•Power Control - Low and medium voltage variable frequency drives as well as low and medium voltage motor control;
•Motion Control - Servo drives, rotary servo motors, linear actuators and independent cart technologies offering a comprehensive portfolio of servo control technologies;
•Safety, Sensing & Industrial Components - Safety devices, sensing devices, motor control and circuit protection devices, operator devices, signaling devices, relays, and electrical control accessories; and
•Micro Control & Distributed I/O - Micro programmable logic controllers and distributed input/output platforms.
Software & Control
The Software & Control operating segment contains a comprehensive portfolio of production automation and production operations platforms, including hardware and software. This integrated portfolio is merging information technology (IT) and operational technology (OT), bringing the benefits of the Connected Enterprise to the production system.
Our production automation portfolio is multi-discipline and scalable with the ability to handle applications in discrete, batch/hybrid and continuous process, drives control, motion and robotics control, machine safety and process safety. Our products include programmable automation controllers, design, visualization and simulation software, human machine interface products, industrial computers, machine safety and process safety products, industrial networks and security products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our production operations portfolio helps industrial clients to plan, execute, manage and optimize their production leveraging industrial data and software. Our software products include manufacturing execution systems, performance, quality, supply chain management, data management, edge, analytics and machine learning software that enables customers to improve operational productivity and meet regulatory requirements. These solutions enable enterprise visibility, reduction of unplanned downtime, and optimization of processes.
Lifecycle Services
The Lifecycle Services operating segment contains a complete portfolio of professionally delivered services and value-added solutions. This comprehensive portfolio combines technology and domain expertise to help maximize customers’ investment and provide total lifecycle support as they innovate, design, operate and sustain their business investments. This includes:
•consulting services including safety, security and digital transformation strategy and design;
•professional services including global automation and information program and project management and delivery capabilities;
•connected services including operational technology/plant network, cybersecurity, cloud, predictive/prescriptive analytics, remote support and managed services;
•field services including asset management, on-site support and safety;
•workforce services including instructor-led and virtual training, learning and enablement;
•Sensia Joint Venture which exclusively serves the oil, gas and petrochemical industry through a combination of connected products and digital automation services and solutions; and
•industrial automation and information solutions and custom-engineered systems that incorporate our own and third-party hardware and software products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the sales and operating results of our reportable segments including recast information for fiscal 2020 and 2019 (in millions):

	2021	2020	2019
Sales:
Intelligent Devices	$3,311.9	$2,956.0	$3,279.7
Software & Control	1,947.0	1,681.3	1,790.0
Lifecycle Services	1,738.5	1,692.5	1,625.1
Total	$6,997.4	$6,329.8	$6,694.8
Segment operating earnings:
Intelligent Devices	$702.1	$587.8	$697.0
Software & Control	531.0	473.8	531.2
Lifecycle Services	158.2	196.3	245.4
Total	1,391.3	1,257.9	1,473.6
Purchase accounting depreciation and amortization	(55.1)	(41.4)	(16.6)
Corporate and other	(120.6)	(98.9)	(108.8)
Non-operating pension and postretirement benefit (cost) credit	(63.8)	(37.4)	8.4
Gain (loss) on investments	397.4	153.9	(402.2)
Valuation adjustments related to the registration of PTC Shares	—	—	33.7
Legal settlement	70.0	—	—
Interest (expense) income - net	(93.0)	(98.0)	(87.1)
Income before income taxes	$1,526.2	$1,136.1	$901.0
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit (cost) credit, gains and losses on investments, the $70 million legal settlement in fiscal 2021, valuation adjustments related to the registration of the PTC Shares in fiscal 2019, interest (expense) income - net, and income tax provision. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the identifiable assets at September 30, 2021, 2020 and 2019 and the provision for depreciation and amortization and the amount of capital expenditures for property for the years then ended for each of the reportable segments and Corporate, including recast information for fiscal 2020 and 2019 (in millions):

	2021	2020	2019
Identifiable assets:
Intelligent Devices	$2,143.3	$1,585.0	$1,550.0
Software & Control	4,000.4	1,072.7	872.7
Lifecycle Services	2,124.3	1,915.0	1,133.3
Corporate	2,433.6	2,692.0	2,557.0
Total	$10,701.6	$7,264.7	$6,113.0
Depreciation and amortization:
Intelligent Devices	$48.6	$51.8	$56.0
Software & Control	49.1	40.6	42.6
Lifecycle Services	35.3	37.1	34.8
Corporate	1.7	1.8	2.2
Total	134.7	131.3	135.6
Purchase accounting depreciation and amortization	55.1	41.4	16.6
Total	$189.8	$172.7	$152.2
Capital expenditures for property:
Intelligent Devices	$52.0	$51.3	$74.8
Software & Control	30.4	19.3	34.8
Lifecycle Services	19.6	24.9	16.7
Corporate	18.3	18.4	6.5
Total	$120.3	$113.9	$132.8
Identifiable assets at Corporate consist principally of cash, net deferred income tax assets, prepaid pension and property. Property shared by the segments and used in operating activities is also reported in Corporate identifiable assets and Corporate capital expenditures. Corporate identifiable assets include shared net property balances of $275.8 million, $247.3 million and $230.3 million at September 30, 2021, 2020 and 2019, respectively, for which depreciation expense has been allocated to segment operating earnings based on the expected benefit to be realized by each segment. Corporate capital expenditures in 2021, 2020 and 2019 primarily consist of property that will be shared by our operating segments.
We conduct a significant portion of our business activities outside the United States. The following tables present sales and property by geographic region (in millions):

	Sales			Property
	2021	2020	2019	2021	2020	2019
North America	$4,132.8	$3,760.2	$4,014.3	$416.1	$429.4	$443.8
Europe, Middle East and Africa	1,405.7	1,249.3	1,249.8	91.1	81.9	60.5
Asia Pacific	1,012.2	868.7	908.6	54.8	42.8	41.9
Latin America	446.7	451.6	522.1	19.9	20.3	25.7
Total	$6,997.4	$6,329.8	$6,694.8	$581.9	$574.4	$571.9
We attribute sales to the geographic regions based on the country of destination. Sales in North America include $3,740.2 million, $3,425.1 million, and $3,640.2 million related to the U.S in 2021, 2020, and 2019, respectively.
In most countries, we sell primarily through independent distributors in conjunction with our direct sales force. We sell large systems and service offerings principally through our direct sales force, though opportunities are sometimes identified through distributors. Sales to our largest distributor in 2021, 2020, and 2019, which are attributable to all three segments, were approximately 10 percent of our total sales.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareowners and the Board of Directors of
Rockwell Automation, Inc.
Milwaukee, Wisconsin
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, cash flows, and shareowners’ equity for each of the three years in the period ended September 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (a)(2) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Plex Systems, Inc., which was acquired on August 31, 2021, and whose financial statements constitute 19% of total assets and 0.1% of revenues of the financial statements amounts as of and for the year ended September 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Plex Systems, Inc.
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
The Company performed an impairment evaluation of the goodwill for the Sensia reporting unit by comparing the estimated fair value of the reporting unit to its carrying value. In order to estimate the fair value of the reporting unit, management is required to make significant estimates and assumptions related to the discount rate and forecasts of future revenues and Earnings Before Interest Taxes Depreciation & Amortization (“EBITDA”) margins. Changes in these assumptions could have a significant impact on the fair value of the reporting unit, the amount of any goodwill impairment charge, or both. The goodwill balance was $3,625.9 million as of September 30, 2021, of which $315.5 million related to the Sensia reporting unit. The Company tests for goodwill impairment during the second quarter of each year. As of the annual measurement date, the Company determined that the fair value of the Sensia reporting unit exceeded its carrying value and therefore no impairment was recognized.
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
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate and management’s development of forecasts of future revenues and EBITDA margins.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports for the Company and its peer companies, including the impact of economic factors on Sensia’s Oil & Gas customers.
•We evaluated the impact of changes in management’s forecasts from the annual measurement date to September 30, 2021.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by (1) testing the source information underlying the determination of the discount rate; (2) testing the mathematical accuracy of the calculations; and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.
Acquisitions — Plex Systems (Valuation of Customer Relationship and Developed Technology Assets) — Refer to Note 4 to the financial statements
Critical Audit Matter Description
In August 2021, the Company completed the acquisition of Plex Systems, Inc. (“Plex”). The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $531.4 million, of which $276.4 million related to customer relationships and $232.8 million related to developed technology. Management estimated the fair value of the customer relationships asset using an income approach. The fair value determination of the customer relationships asset required management to make significant estimates and assumptions related to forecasted cash flows attributable to the existing customers, the customer attrition rate, and discount rate. The fair value determination of the developed technology required management to make significant estimates and assumptions related to forecasted revenue growth rates, the obsolescence factor, royalty rate, and discount rate.
We identified the purchase accounting valuations of the customer relationships and developed technology intangible assets as a critical audit matter due to subjective judgment required to evaluate the significant estimates made in determining fair value, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s key assumptions and estimates related to the customer attrition rate, obsolescence factor, royalty rate, and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of the intangible assets for Plex included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer relationships and developed technology intangible assets, including management’s controls over the development of key judgments including forecasts of future cash flows attributable to existing customers and revenue growth rates, customer attrition rate, royalty rate, obsolescence factor, and discount rates.
•We assessed the reasonableness of management’s forecasts of future cash flows and revenue growth rates by comparing the projections to (1) historical results, (2) industry data, and (3) certain peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) customer attrition rate by testing the mathematical accuracy of the rate used; and testing the completeness and accuracy of the underlying data supporting the attrition rate assumption; (3) royalty rate and obsolescence factor by testing the mathematical accuracy of the rate and comparing it to market observations; and (4) discount rates, which included testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
/s/ DELOITTE & TOUCHE LLP
Milwaukee, Wisconsin
November 9, 2021
We have served as the Company’s auditor since 1967.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness, as of September 30, 2021, of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.
On August 31, 2021, we acquired Plex (see Note 4 in the Consolidated Financial Statements for additional information). Due to the timing of the acquisition and as permitted by the Securities and Exchange Commission, we have excluded internal controls at Plex from our assessment of the internal control over financial reporting as of September 30, 2021. Total assets and revenues of Plex that were excluded from our assessment constitute 19.0 percent and 0.1 percent, respectively, of our Consolidated Financial Statement amounts as of and for the year ended September 30, 2021. We are in the process of integrating the acquired business into our existing operations and evaluating the internal controls over financial reporting of the acquired business.
The effectiveness of our internal control over financial reporting, as of September 30, 2021, has been audited by Deloitte & Touche LLP, as stated in their report that is included on the previous page.
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
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the fourth quarter of fiscal 2021, we acquired Plex as described above. We are in the process of integrating controls, policies, and procedures relating to this transaction and will continue to evaluate the impact of any related changes to our internal control over financial reporting.

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
The following table provides information, as of September 30, 2021, about our common stock that may be issued upon the exercise of options, warrants, and rights granted to employees, consultants, or directors under all of our existing equity compensation plans.

	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by shareowners	3,025,987	(1)	$173.07	(2)	11,438,006	(3)
Equity compensation plans not approved by shareowners	—		n/a		—
Total	3,025,987		$173.07		11,438,006
(1)Represents outstanding options, shares issuable in payment of outstanding performance shares (at maximum payout), and restricted stock units under our 2020 Long-Term Incentives Plan, 2012 Long-Term Incentives Plan, 2008 Long-Term Incentives Plan, and 2003 Directors Stock Plan.
(2)Represents the weighted average exercise price of outstanding options and does not take into account the performance shares and restricted stock units.
(3)Represents shares available for future issuance under our 2020 Long-Term Incentives Plan.

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

PART IV
Item 15.     Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedule and Exhibits

(1)Financial Statements (all financial statements listed below are those of the Company and its consolidated subsidiaries)
(2)Financial Statement Schedule for the years ended September 30, 2021, 2020 and 2019

Page
Schedule II—Valuation and Qualifying Accounts	S-1
Schedules not filed herewith are omitted because of the absence of conditions under which they are required or because the information called for is shown in the consolidated financial statements or notes thereto.
(3)Exhibits

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

4-a-5	Form of certificate for the Company’s 2.05% Notes due March 1, 2020, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-6	Form of certificate for the Company’s 2.875% Notes due March 1, 2025, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 17, 2015, is hereby incorporated by reference.
4-a-7	Form of certificate for the Company’s 3.50% Notes due March 1, 2029, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
4-a-8	Form of certificate for the Company’s 4.20% Notes due March 1, 2049, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 1, 2019, is hereby incorporated by reference.
4-a-9	Description of the Company’s Securities filed as Exhibit 4-a-9 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2019, is hereby incorporated by reference.
4-a-10	Form of certificate for the Company’s 0.35% Notes due August 15, 2023, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 17, 2021, is hereby incorporated by reference.

4-a-11	Form of certificate for the Company’s 1.75% Notes due August 15, 2031, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 17, 2021, is hereby incorporated by reference.
4-a-12	Form of certificate for the Company’s 2.80% Notes due August 15, 2061, filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 17, 2021, is hereby incorporated by reference.
*10-a-1	Copy of the Company’s 2003 Directors Stock Plan, filed as Exhibit 4-d to the Company’s Registration Statement on Form S-8 (No. 333-101780), is hereby incorporated by reference.
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

*10-a-7	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2021.
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

*10-b-13
Form of Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company, filed as Exhibit 10-b-13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2020, is hereby incorporated by reference.

*10-b-14
Form of Global Restricted Stock Unit Agreement under the Company’s 2020 Long-Term Incentives Plan for certain awards of restricted stock units to executive officers of the Company after December 9, 2020, filed as Exhibit 10-b-14 to the Company's Annual Report on Form 10-K for the year ended September 30, 2020, is hereby incorporated by reference.

*10-b-15
Form of Stock Option Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for options awarded to executive officers of the Company after December 9, 2020, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, is hereby incorporated by reference.

*10-b-16
Form of Restricted Stock Unit Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for restricted stock units awarded to executive officers of the Company after December 9, 2020, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, is hereby incorporated by reference.

*10-b-17
Form of Performance Share Agreement for U.S. Employees under the Company’s 2020 Long-Term Incentives Plan for performance shares awarded to executive officers of the Company after December 9, 2020, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, is hereby incorporated by reference.

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

*10-d-1
Copy of the Company’s Incentive Compensation Plan effective October 1, 2020, filed as Exhibit 10-d-1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2020, is hereby incorporated by reference.

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

*10-e-2
Form of Change of Control Agreement between the Company and each of Frank C. Kulaszewicz, and Sujeet Chand and certain other officers filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated October 1, 2019, is hereby incorporated by reference.

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

*10-e-6	Letter Agreement dated March 1, 2021 between Registrant and Nicholas C. Gangestad

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

10-m-3
Amendment No. 1 to the Securities Purchase Agreement, dated May 11, 2021, between the Company and PTC Inc., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 13, 2021, is hereby incorporated by reference.

10-m-4
Agreement and Plan of Merger, dated June 24, 2021, among Plex Systems Holdings Inc., the Company, Merger Sub and the Representative, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 25, 2021, is hereby incorporated by reference.

21	List of Subsidiaries of the Company.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.
31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________________

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL AUTOMATION, INC.

By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad
Senior Vice President and
Chief Financial Officer
Dated: November 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of November 2021 by the following persons on behalf of the registrant and in the capacities indicated.

By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ TERRY L. RIESTERER
Terry L. Riesterer
Vice President and Controller
(Principal Accounting Officer)

Blake D. Moret*
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)
and Director

William P. Gipson*
Director

J. Phillip Holloman*
Director

Steven R. Kalmanson*
Director

James P. Keane*
Director

Lawrence D. Kingsley*
Director

Pam Murphy*
Director

Donald R. Parfet *
Director

Lisa A. Payne*
Director

Thomas W. Rosamilia*
Director

Patricia A. Watson*
Director

*By	/s/ REBECCA W. HOUSE
Rebecca W. House, Attorney-in-fact**

**By	authority of powers of attorney filed herewith

SCHEDULE II
ROCKWELL AUTOMATION, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended September 30, 2021, 2020 and 2019

		Additions
(in millions)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(b)	Balance at End of Year
Description
Year ended September 30, 2021
Allowance for doubtful accounts(a)	$15.2	$3.1	$0.4	$5.5	$13.2
Valuation allowance for deferred tax assets	58.0	5.4	1.5	32.3	32.6
Year ended September 30, 2020
Allowance for doubtful accounts(a)	$17.4	$7.0	$1.1	$10.3	$15.2
Valuation allowance for deferred tax assets	93.8	3.0	0.2	39.0	58.0
Year ended September 30, 2019
Allowance for doubtful accounts(a)	$17.1	$6.1	$—	$5.8	$17.4
Valuation allowance for deferred tax assets	27.0	69.3	—	2.5	93.8

(a)	Includes allowances for current and other long-term receivables.

(b)	Consists of amounts written off for the allowance for doubtful accounts and adjustments resulting from our ability to utilize foreign tax credits, capital losses, or net operating loss carryforwards for which a valuation allowance had previously been recorded.

INDEX TO EXHIBITS*

Exhibit No.	Exhibit

**10-a-7	Summary of Non-Employee Director Compensation and Benefits as of October 1, 2021.

**10-e-6	Letter Agreement dated March 1, 2021, between Registrant and Nicholas C. Gangestad.

21	List of Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and officers of the Company.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	See Part IV, Item 15(a)(3) for exhibits incorporated by reference.
**	Management contract or compensatory plan or arrangement.