Form 10-Q
period 2021-12-31
ROCKWELL AUTOMATION, INC
filed 2022-01-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2021
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
+1 (414) 382-2000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($1.00 par value)	ROK	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
116,196,124 shares of registrant’s Common Stock were outstanding on December 31, 2021.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$540.0	$662.2
Receivables	1,487.4	1,424.5
Inventories	868.9	798.1
Other current assets	236.0	178.6
Total current assets	3,132.3	3,063.4
Property, net of accumulated depreciation of $1,749.7 and $1,743.6, respectively	584.1	581.9
Operating lease right-of-use assets	370.7	377.7
Goodwill	3,622.3	3,625.9
Other intangible assets, net	994.1	1,021.8
Deferred income taxes	373.2	380.9
Long-term investments	1,369.8	1,363.5
Other assets	296.8	286.5
Total	$10,743.3	$10,701.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$605.9	$509.7
Accounts payable	851.3	889.8
Compensation and benefits	270.4	408.0
Contract liabilities	487.3	462.5
Customer returns, rebates and incentives	253.7	237.8
Other current liabilities	445.5	484.4
Total current liabilities	2,914.1	2,992.2
Long-term debt	3,469.1	3,464.6
Retirement benefits	710.8	720.6
Operating lease liabilities	306.7	313.6
Other liabilities	535.8	516.5
Commitments and contingent liabilities (Note 13)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,953.0	1,933.6
Retained earnings	8,111.7	8,000.4
Accumulated other comprehensive loss	(1,012.2)	(1,017.1)
Common stock in treasury, at cost (shares held: 65.2 and 65.4, respectively)	(6,729.0)	(6,708.7)
Shareowners’ equity attributable to Rockwell Automation, Inc.	2,504.9	2,389.6
Noncontrolling interests	301.9	304.5
Total shareowners’ equity	2,806.8	2,694.1
Total	$10,743.3	$10,701.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended December 31,
	2021	2020
Sales
Products and solutions	$1,673.3	$1,394.2
Services	184.0	171.1
	1,857.3	1,565.3
Cost of sales
Products and solutions	(990.3)	(806.5)
Services	(117.9)	(112.3)
	(1,108.2)	(918.8)
Gross profit	749.1	646.5
Selling, general and administrative expenses	(447.5)	(374.6)
Change in fair value of investments	7.6	390.4
Other income (Note 11)	2.9	61.0
Interest expense	(29.6)	(22.6)
Income before income taxes	282.5	700.7
Income tax provision (Note 14)	(43.6)	(110.3)
Net income	238.9	590.4
Net loss attributable to noncontrolling interests	(2.6)	(2.9)
Net income attributable to Rockwell Automation, Inc.	$241.5	$593.3
Earnings per share:
Basic	$2.08	$5.11
Diluted	$2.05	$5.06
Weighted average outstanding shares:
Basic	116.0	116.1
Diluted	117.3	117.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Net income	$238.9	$590.4
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($5.4) and ($8.2))	16.9	27.6
Currency translation adjustments	(19.5)	69.2
Net change in cash flow hedges (net of tax (expense) benefit of ($2.6) and $3.7)	7.5	(9.8)
Other comprehensive income	4.9	87.0
Comprehensive income	243.8	677.4
Comprehensive loss attributable to noncontrolling interests	(2.6)	(2.8)
Comprehensive income attributable to Rockwell Automation, Inc.	$246.4	$680.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended December 31,
	2021	2020
Operating activities:
Net income	$238.9	$590.4
Adjustments to arrive at cash (used for) provided by operating activities:
Depreciation	31.4	29.9
Amortization of intangible assets	27.5	14.1
Change in fair value of investments	(7.6)	(390.4)
Share-based compensation expense	15.5	11.5
Retirement benefit expense	16.2	30.0
Pension contributions	(7.5)	(8.8)
Net loss on disposition of property	0.4	0.1
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(77.7)	(85.5)
Inventories	(78.3)	(40.3)
Accounts payable	(29.7)	20.9
Contract liabilities	27.1	51.4
Compensation and benefits	(135.3)	7.3
Income taxes	(37.6)	72.8
Other assets and liabilities	4.7	43.1
Cash (used for) provided by operating activities	(12.0)	346.5
Investing activities:
Capital expenditures	(37.1)	(27.1)
Acquisition of businesses, net of cash acquired	(10.5)	(283.1)
Purchases of investments	(1.5)	—
Proceeds from sale of property	0.4	0.1
Cash used for investing activities	(48.7)	(310.1)
Financing activities:
Net issuance of short-term debt	99.0	125.9
Cash dividends	(130.1)	(124.3)
Purchases of treasury stock	(49.8)	(83.5)
Proceeds from the exercise of stock options	31.8	48.9
Other financing activities	(2.9)	(4.2)
Cash used for financing activities	(52.0)	(37.2)
Effect of exchange rate changes on cash	(9.5)	26.6
(Decrease) increase in cash, cash equivalents, and restricted cash	(122.2)	25.8
Cash, cash equivalents, and restricted cash at beginning of period	679.4	730.4
Cash, cash equivalents, and restricted cash at end of period	$557.2	$756.2
Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$540.0	$730.4
Restricted cash, current (Other current assets)	8.6	—
Restricted cash, noncurrent (Other assets)	8.6	25.8
Total cash, cash equivalents, and restricted cash	$557.2	$756.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	241.5	—	—	241.5	(2.6)	238.9
Other comprehensive income	—	—	—	4.9	—	4.9	—	4.9
Common stock issued (including share-based compensation impact)	—	19.4	—	—	29.1	48.5	—	48.5
Share repurchases	—	—	—	—	(49.4)	(49.4)	—	(49.4)
Cash dividends declared (1)	—	—	(130.2)	—	—	(130.2)	—	(130.2)
Balance at December 31, 2021	$181.4	$1,953.0	$8,111.7	$(1,012.2)	$(6,729.0)	$2,504.9	$301.9	$2,806.8

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	593.3	—	—	593.3	(2.9)	590.4
Other comprehensive income	—	—	—	86.9	—	86.9	0.1	87.0
Common stock issued (including share-based compensation impact)	—	25.6	—	—	36.0	61.6	—	61.6
Share repurchases	—	—	—	—	(87.7)	(87.7)	—	(87.7)
Cash dividends declared (1)	—	—	(124.3)	—	—	(124.3)	—	(124.3)
Balance at December 31, 2020	$181.4	$1,856.3	$7,608.8	$(1,527.3)	$(6,561.6)	$1,557.6	$316.2	$1,873.8
(1) Cash dividends were $1.12 per share and $1.07 per share in the three months ended December 31, 2021, and 2020, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The results of operations for the three months ended December 31, 2021, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $13.7 million at December 31, 2021, and $13.2 million at September 30, 2021. In addition, receivables are recorded net of an allowance for certain customer returns, rebates and incentives of $10.5 million at December 31, 2021, and $6.7 million at September 30, 2021. The changes to our allowance for doubtful accounts during the three months ended December 31, 2021, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended December 31,
	2021	2020
Net income attributable to Rockwell Automation	$241.5	$593.3
Less: Allocation to participating securities	(0.7)	(0.7)
Net income available to common shareowners	$240.8	$592.6
Basic weighted average outstanding shares	116.0	116.1
Effect of dilutive securities
Stock options	1.1	0.9
Performance shares	0.2	0.1
Diluted weighted average outstanding shares	117.3	117.1
Earnings per share:
Basic	$2.08	$5.11
Diluted	$2.05	$5.06
For the three months ended December 31, 2021, and 2020, respectively, there were 0.3 million and 0.2 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $27.3 million and $21.5 million were accrued within accounts payable and other current liabilities at December 31, 2021, and 2020, respectively. At December 31, 2021, and 2020, respectively, there were $1.4 million and $4.2 million of outstanding common stock share repurchases recorded in accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

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
Our operations are comprised of the Intelligent Devices segment, Software & Control segment, and Lifecycle Services segment. Revenue from the Intelligent Devices and Software & Control segments is predominantly comprised of product sales, which are recognized at a point in time. The Software & Control segment also contains revenue from software products which may be recognized over time if certain criteria are met. Revenue from the Lifecycle Services segment is predominantly comprised of solutions and services, which are primarily recognized over time. See Note 15 for more information.
Unfulfilled Performance Obligations
As of December 31, 2021, we expect to recognize approximately $720 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $440 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of December 31, 2021.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended December 31, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$558.9	$324.1	$217.7	$1,100.7
Europe, Middle East and Africa	157.8	88.4	108.5	354.7
Asia Pacific	123.3	73.7	81.9	278.9
Latin America	60.3	27.7	35.0	123.0
Total Company Sales	$900.3	$513.9	$443.1	$1,857.3

	Three Months Ended December 31, 2020
	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$449.3	$266.4	$196.6	$912.3
Europe, Middle East and Africa	130.3	84.8	105.6	320.7
Asia Pacific	91.8	62.6	67.5	221.9
Latin America	50.3	27.2	32.9	110.4
Total Company Sales	$721.7	$441.0	$402.6	$1,565.3
Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. We do not have significant contract assets as of December 31, 2021.

Below is a summary of our contract liabilities balance:

	December 31, 2021	September 30, 2021
Balance as of beginning of fiscal year	$462.5	$325.3
Balance as of end of period	487.3	462.5

The most significant changes in our contract liabilities balance during the three months ended December 31, 2021, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.

In the three months ended December 31, 2021, we recognized revenue of approximately $141.6 million that was included in the contract liabilities balance at September 30, 2021. We did not have a material amount of revenue recognized in the three months ended December 31, 2021, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $15.5 million and $11.5 million of pre-tax share-based compensation expense during the three months ended December 31, 2021, and 2020, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Three Months Ended December 31,
	2021		2020
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	164	$87.68	195	$55.47
Performance shares	37	481.28	44	298.10
Restricted stock and restricted stock units	139	348.32	126	245.07
Unrestricted stock	3	350.76	4	221.90
4. Inventories
Inventories consist of (in millions):

	December 31, 2021	September 30, 2021
Finished goods	$296.7	$287.0
Work in process	265.3	229.3
Raw materials	306.9	281.8
Inventories	$868.9	$798.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Acquisitions
Fiscal 2022 Acquisition
In November 2021, we acquired AVATA, a services provider for supply chain management, enterprise resource planning, and enterprise performance management solutions. We assigned the full amount of goodwill related to this acquisition to our Lifecycle Services segment.
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
We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of August 31, 2021. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$14.8
All other assets	28.3
Goodwill	1,726.3
Intangible assets	531.4
Total assets acquired	2,300.8
Less: Contract liabilities	(29.2)
Less: Other liabilities assumed	(32.8)
Less: Deferred income taxes	(33.3)
Net assets acquired	$2,205.5

Purchase Consideration
Total purchase consideration, net of cash acquired	$2,205.5
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
The allocation of the purchase price to identifiable assets above is based on the preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The measurement period for the valuation of net assets acquired ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes available, but not to exceed 12 months following the acquisition date. Adjustments in purchase price allocations may require a change in the amounts allocated to net assets acquired during the periods in which the adjustments are determined.

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
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the respective acquisition dates. The aggregate purchase price allocation for these acquisitions is as follows (in millions):

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
Total sales from the fiscal 2021 acquisitions included in our consolidated results for the three months ended December 31, 2021, were $42.4 million. Total sales from these acquisitions for the three months ended December 31, 2020, and acquisition-related costs recorded as expenses in the three months ended December 31, 2021, and 2020, were not material.
Pro forma consolidated sales for the year ended September 30, 2021, and 2020, were approximately $7.2 billion and $6.5 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of preceding fiscal 2021 acquisitions occurred on October 1, 2019. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the three months ended December 31, 2021, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2021	$543.1	$2,447.5	$635.3	$3,625.9
Acquisition of businesses	—	—	9.2	9.2
Translation and other	(4.7)	(5.2)	(2.9)	(12.8)
Balance as of December 31, 2021	$538.4	$2,442.3	$641.6	$3,622.3
We perform our annual evaluation of goodwill and indefinite life intangible assets for impairment during the second quarter of each year, or more frequently, if events or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred.
Other intangible assets consist of (in millions):

	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$88.4	$43.5	$44.9
Customer relationships	595.9	84.9	511.0
Technology	419.4	84.1	335.3
Trademarks	73.1	14.8	58.3
Other	7.0	6.1	0.9
Total amortized intangible assets	1,183.8	233.4	950.4
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$1,227.5	$233.4	$994.1

	September 30, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$90.4	$43.2	$47.2
Customer relationships	595.9	75.4	520.5
Technology	420.8	71.7	349.1
Trademarks	73.8	13.3	60.5
Other	7.1	6.3	0.8
Total amortized intangible assets	1,188.0	209.9	978.1
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$1,231.7	$209.9	$1,021.8
Estimated total amortization expense for all amortized intangible assets is $112.3 million in 2022, $110.9 million in 2023, $107.9 million in 2024, $105.5 million in 2025, and $103.9 million in 2026.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-term Debt
Our short-term debt as of December 31, 2021, and September 30, 2021, includes $580.0 million and $484.0 million, respectively, of commercial paper borrowings with weighted average interest rates of 0.20 percent and 0.18 percent, respectively. Also included in short-term debt as of December 31, 2021, and September 30, 2021, is $23.5 million of interest-bearing loans from Schlumberger to Sensia due December 31, 2022. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	December 31, 2021	September 30, 2021
Unrealized losses on foreign exchange contracts	$15.8	$16.9
Product warranty obligations	17.7	18.0
Taxes other than income taxes	74.3	59.8
Accrued interest	38.2	17.8
Income taxes payable	109.9	188.4
Operating lease liabilities	89.7	89.9
Other	99.9	93.6
Other current liabilities	$445.5	$484.4
9. Investments
Our investments consist of (in millions):

	December 31, 2021	September 30, 2021
Fixed income securities	$0.6	$0.6
Equity securities	1,282.0	1,267.6
Other	87.8	95.9
Total investments	1,370.4	1,364.1
Less: Short-term investments (1)	(0.6)	(0.6)
Long-term investments	$1,369.8	$1,363.5
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities consist of 10,582,010 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") at December 31, 2021, and September 30, 2021. The PTC Shares are classified as level 1 in the fair value hierarchy, as described below, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq. At December 31, 2021, and September 30, 2021, the fair value of the PTC Shares was $1,282.0 million and $1,267.6 million, respectively.
For the three months ended December 31, 2021, and 2020, we recorded gains of $14.4 million and $390.4 million, respectively, related to the PTC Shares. For the three months ended December 31, 2021, we also recorded an impairment loss of $6.8 million on an other investment. These gains and losses are recorded within Change in fair value of investments in the Consolidated Statement of Operations.

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
10. Retirement Benefits
The components of net periodic benefit cost were (in millions):

	Pension Benefits
	Three Months Ended December 31,
	2021	2020
Service cost	$20.4	$22.7
Interest cost	32.4	31.3
Expected return on plan assets	(59.4)	(60.4)
Amortization:
Prior service cost	—	0.4
Net actuarial loss	22.3	36.7
Settlements	—	(0.2)
Net periodic benefit cost	$15.7	$30.5

	Other Postretirement Benefits
	Three Months Ended December 31,
	2021	2020
Service cost	$0.2	$0.3
Interest cost	0.3	0.3
Amortization:
Prior service credit	(0.2)	(1.4)
Net actuarial loss	0.2	0.3
Net periodic benefit cost (credit)	$0.5	$(0.5)
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Other Income
The components of Other income were (in millions):

	Three Months Ended December 31,
	2021	2020
Interest income	$0.5	$0.3
Royalty income	2.7	2.1
Legacy product liability and environmental charges	(3.2)	(4.6)
Non-operating pension and postretirement benefit credit (cost)	4.4	(7.0)
Legal settlement	—	70.0
Other	(1.5)	0.2
Other income	$2.9	$61.0
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended December 31, 2021
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive (loss) income before reclassifications	—	(19.5)	6.0	(13.5)
Amounts reclassified from accumulated other comprehensive loss	16.9	—	1.5	18.4
Other comprehensive income (loss)	16.9	(19.5)	7.5	4.9
Balance as of December 31, 2021	$(677.2)	$(299.6)	$(35.4)	$(1,012.2)

Three Months Ended December 31, 2020
	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	—	69.1	(12.9)	56.2
Amounts reclassified from accumulated other comprehensive loss	27.6	—	3.1	30.7
Other comprehensive income (loss)	27.6	69.1	(9.8)	86.9
Balance as of December 31, 2020	$(1,243.6)	$(242.4)	$(41.3)	$(1,527.3)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended December 31,		Affected Line in the Consolidated Statement of Operations
	2021	2020
Pension and other postretirement benefit plan adjustments (1):
Amortization of prior service credit	$(0.2)	$(1.0)	Other income
Amortization of net actuarial loss	22.5	37.0	Other income
Settlements	—	(0.2)	Other income
	22.3	35.8	Income before income taxes
	(5.4)	(8.2)	Income tax provision
	$16.9	$27.6	Net income attributable to Rockwell Automation

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$0.2	$(0.5)	Sales
Forward exchange contracts	0.6	4.7	Cost of sales
Forward exchange contracts	0.1	(0.4)	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.5	Interest expense
	1.8	4.3	Income before income taxes
	(0.3)	(1.2)	Income tax provision
	$1.5	$3.1	Net income attributable to Rockwell Automation
Total reclassifications	$18.4	$30.7	Net income attributable to Rockwell Automation
(1) These components are included in the computation of net periodic benefit cost (credit). See Note 10 for further information.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13. Commitments and Contingent Liabilities
Various lawsuits, claims, and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our business, financial condition, or results of operations. The following outlines additional background for obligations associated with asbestos, divested businesses, and intellectual property.
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
Additionally, we have maintained insurance coverage that includes indemnity and defense costs, over and above self-insured retentions, for many of these claims. We believe these arrangements will provide substantial coverage for future defense and indemnity costs for these asbestos claims throughout the remaining life of asbestos liability. The uncertainties of asbestos claim litigation make it difficult to predict accurately the ultimate outcome of asbestos claims. That uncertainty is increased by the possibility of adverse rulings or new legislation affecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on our experience defending asbestos claims, we do not believe these lawsuits will have a material effect on our business, financial condition, or results of operations.
We have, from time to time, divested certain of our businesses. In connection with these divestitures, certain lawsuits, claims, and proceedings may be instituted or asserted against us related to the period that we owned the businesses, either because we agreed to retain certain liabilities related to these periods or because such liabilities fall upon us by operation of law. In some instances the divested business has assumed the liabilities; however, it is possible that we might be responsible to satisfy those liabilities if the divested business is unable to do so. We do not believe these liabilities will have a material effect on our business, financial condition, or results of operations.
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of December 31, 2021, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in Other income in the Consolidated Statement of Operations.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14. Income Taxes
At the end of each interim period, we estimate a base effective tax rate that we expect for the full fiscal year based on our most recent forecast of pre-tax income, permanent book and tax differences, and global tax planning strategies. We use this base rate to provide for income taxes on a year-to-date basis, excluding the effect of significant unusual items and items that are reported net of their related tax effects in the period in which they occur.
The effective tax rate was 15.4 percent in the three months ended December 31, 2021, compared to 15.8 percent in the three months ended December 31, 2020. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2021, primarily due to excess income tax benefits of share-based compensation and non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended December 31, 2020, primarily due to PTC investment adjustments and non-U.S. tax rates.
An income tax liability of $264.8 million related to the U.S. transition tax under the Tax Cuts and Jobs act of 2017 (the "Tax Act") that is payable greater than 12 months after December 31, 2021, and September 30, 2021, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $4.3 million at both December 31, 2021, and September 30, 2021, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $1.5 million at both December 31, 2021, and September 30, 2021. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018 and are no longer subject to state, local, and foreign income tax examinations for years before 2014.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended December 31,
	2021	2020
Sales:
Intelligent Devices	$900.3	$721.7
Software & Control	513.9	441.0
Lifecycle Services	443.1	402.6
Total	$1,857.3	$1,565.3
Segment operating earnings:
Intelligent Devices	$213.0	$140.2
Software & Control	117.6	133.1
Lifecycle Services	24.5	36.0
Total	355.1	309.3
Purchase accounting depreciation and amortization	(26.1)	(11.7)
Corporate and other	(29.4)	(28.0)
Non-operating pension and postretirement benefit credit (cost)	4.4	(7.0)
Change in fair value of investments	7.6	390.4
Legal settlement	—	70.0
Interest expense, net	(29.1)	(22.3)
Income before income taxes	$282.5	$700.7
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit (cost), change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax provision. Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive income, cash flows and shareowners' equity for the three-month periods ended December 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of September 30, 2021, and the related consolidated statements of operations, comprehensive income, cash flows and shareowners’ equity for the year then ended (not presented herein); and in our report dated November 9, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
January 27, 2022

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Forward-Looking Statements
This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend”, and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•the severity and duration of disruptions to our business due to pandemics, including the COVID-19 pandemic, natural disasters (including those as a result of climate change), acts of war, strikes, terrorism, social unrest or other causes, including the impacts of the COVID-19 pandemic and efforts to manage it on the global economy, liquidity and financial markets, demand for our hardware and software products, solutions and services, our supply chain, our work force, our liquidity, and the value of the assets we own;
•the availability and price of components and materials;
•macroeconomic factors, including inflation, global and regional business conditions (including adverse impacts in certain markets, such as Oil & Gas), commodity prices, the cyclical nature of our customers’ capital spending, sovereign debt concerns, and currency exchange rates;
•the availability and cost of capital;
•our ability to attract, develop, and retain qualified personnel;
•the successful integration and management of strategic transactions and achievement of the expected benefits of these transactions;
•laws, regulations, and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, trade controls, and climate change;
•the availability, effectiveness, and security of our information technology systems;
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
These forward-looking statements reflect our beliefs as of the date of filing this report. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. See Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, for more information.

Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate, and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Results of Operations for a reconciliation of income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Results of Operations for a reconciliation of net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.
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
•our customers’ needs to continuously improve quality, safety, and sustainability;
•industry factors that include our customers’ new product introductions, demand for our customers’ products or services, and the regulatory and competitive environments in which our customers operate;
•levels of global industrial production and capacity utilization;
•regional factors that include local political, social, regulatory, and economic circumstances; and
•the spending patterns of our customers due to their annual budgeting processes and their working schedules.
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
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization, and manage enterprise risks.

U.S. Economic Trends
In the first quarter of fiscal 2022, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2020. These figures are as of January 27, 2022, and are subject to revision by the issuing organizations. The IP index continued to improve during the first quarter of fiscal 2022, climbing above the pre-pandemic level in November and remaining above that level in December. In the first quarter of fiscal 2022, PMI continued to be well above 50. The December PMI represents the nineteenth consecutive month of expansion in the overall economy.

	IP Index	PMI
Fiscal 2022 quarter ended:
December 2021	101.7	58.7
Fiscal 2021 quarter ended:
September 2021	100.7	61.1
June 2021	99.9	60.6
March 2021	98.3	64.7
December 2020	97.4	60.5
Fiscal 2020 quarter ended:
September 2020	95.5	55.7
Non-U.S. Economic Trends
In the first quarter of fiscal 2022, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure and expanding consumer markets. We use changes in key countries' gross domestic product, IP, and PMI as indicators of the growth opportunities in each region where we do business.
Industrial output and PMI outside the U.S. was mostly positive in the first quarter of fiscal 2022. Supply chain disruptions, labor shortages, and global inflation remain persistent in 2022, strong GDP growth is expected to continue in 2022 although decelerating from 2021 growth rates.

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
•increased costs for commodities, components, and freight services; and
•delays in delivering, or an inability to deliver, our hardware and software products, solutions and services.
We are closely managing our end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally.
COVID-19 Pandemic
We continue to monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies. Uncertainty on the duration and severity of those impacts remain as new variants of the virus have emerged and the evolving nature of vaccine roll-outs and regulations. New regulations for vaccines and COVID-19 testing and health and safety requirements have been announced and additional regulations may be announced in the jurisdictions in which our business operates. We are continuously responding to the changing conditions created by the pandemic and evolving regulations and remain focused on our priorities including employee health and safety, our customer needs, and protecting critical investments to drive long-term differentiation. We continue to monitor and respond to the impacts on our businesses from macroeconomic effects including the ongoing impacts of the pandemic, supply chain constraints, and materials and labor shortages.
Outlook
The table below provides guidance for sales growth and earnings per share for fiscal 2022. Our guidance reflects strong demand as well as record backlog. Supply chain challenges remain dynamic, and our projections assume gradual improvement over the course of the year.

Sales Growth Guidance		EPS Guidance
Reported sales growth	16% - 19%	Diluted EPS	$10.01 - $10.61
Organic sales growth (1)	14% - 17%	Adjusted EPS (1)	$10.50 - $11.10
Inorganic sales growth	~2%
Currency translation	~0%
(1) Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2021	2020
Sales
Intelligent Devices (a)	$900.3	$721.7
Software & Control (b)	513.9	441.0
Lifecycle Services (c)	443.1	402.6
Total sales (d)	$1,857.3	$1,565.3
Segment operating earnings (1)
Intelligent Devices (e)	$213.0	$140.2
Software & Control (f)	117.6	133.1
Lifecycle Services (g)	24.5	36.0
Total segment operating earnings (2) (h)	355.1	309.3
Purchase accounting depreciation and amortization	(26.1)	(11.7)
Corporate and other	(29.4)	(28.0)
Non-operating pension and postretirement benefit credit (cost)	4.4	(7.0)
Change in fair value of investments	7.6	390.4
Legal settlement	—	70.0
Interest expense, net	(29.1)	(22.3)
Income before income taxes (i)	282.5	700.7
Income tax provision	(43.6)	(110.3)
Net income	238.9	590.4
Net loss attributable to noncontrolling interests	(2.6)	(2.9)
Net income attributable to Rockwell Automation	$241.5	$593.3

Diluted EPS	$2.05	$5.06

Adjusted EPS (3)	$2.14	$2.38

Diluted weighted average outstanding shares	117.3	117.1

Pre-tax margin (i/d)	15.2%	44.8%

Intelligent Devices segment operating margin (e/a)	23.7%	19.4%
Software & Control segment operating margin (f/b)	22.9%	30.2%
Lifecycle Services segment operating margin (g/c)	5.5%	8.9%
Total segment operating margin (2) (h/d)	19.1%	19.8%
(1)See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2)Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit (cost), change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax provision because we do not consider these costs to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3)Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three Months Ended December 31, 2021, Compared to Three Months Ended December 31, 2020
Sales
Sales increased 18.7 percent year over year in the three months ended December 31, 2021. Organic sales increased 16.8 percent year over year in the three months ended December 31, 2021. Currency translation decreased sales by 0.7 percentage points and acquisitions increased sales by 2.6 percentage points year over year in the three months ended December 31, 2021.
Pricing increased sales by approximately one percentage point in the three months ended December 31, 2021.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Three Months Ended December 31, 2020
North America	$1,100.7	20.7%	15.9%
Europe, Middle East and Africa	354.7	10.6%	14.8%
Asia Pacific	278.9	25.7%	24.8%
Latin America	123.0	11.4%	14.3%
Total Sales	$1,857.3	18.7%	16.8%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
•The increase in North America reported and organic sales in the three months ended December 31, 2021, compared to the prior period was due to strong growth across discrete, process, and hybrid industries, including strength in Food & Beverage.
•Europe, Middle East and Africa reported sales and organic sales increased year over year in the three months ended December 31, 2021, primarily due to strength in Food & Beverage, Tire, and Metals.
•Reported and organic sales in Asia Pacific increased in the three months ended December 31, 2021, primarily due to strength in Semiconductor, Food & Beverage, and Automotive.
•Latin America reported and organic sales increased in the three months ended December 31, 2021, led by Mining.
Corporate and Other
Corporate and other expense was $29.4 million and $28.0 million in the three months ended December 31, 2021, and 2020, respectively.
Income before Income Taxes
Income before income taxes decreased to $282.5 million in the three months ended December 31, 2021, from $700.7 million in the three months ended December 31, 2020, primarily due to lower fair value gains recognized in fiscal 2022 versus fiscal 2021 in connection with our investment in PTC (the "PTC adjustments"). Total segment operating earnings increased 14.8 percent in the three months ended December 31, 2021, primarily due to higher sales, partially offset by higher planned spend and input costs exceeding price realization.
Income Taxes
The effective tax rate for the three months ended December 31, 2021, was 15.4 percent compared to 15.8 percent for the three months ended December 31, 2020. Our Adjusted Effective Tax Rate for the three months ended December 31, 2021, was 15.3 percent compared to 15.4 percent for the three months ended December 31, 2020.
Diluted EPS and Adjusted EPS
Fiscal 2022 first quarter net income attributable to Rockwell Automation was $241.5 million or $2.05 per share, compared to $593.3 million or $5.06 per share in the first quarter of fiscal 2021. The decreases in net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments. Fiscal 2022 first quarter Adjusted EPS was $2.14, down 10.1 percent compared to $2.38 in the first quarter of fiscal 2021, due to the $0.45 per share impact of the $70 million legal settlement gain in the first quarter of fiscal 2021.

Intelligent Devices
Sales
Intelligent Devices sales increased 24.7 percent year over year in the three months ended December 31, 2021. Intelligent Devices organic sales increased 25.6 percent year over year and currency translation decreased sales by 0.9 percentage points year over year in the three months ended December 31, 2021. The growth in reported and organic sales in the three months ended December 31, 2021, was broad-based across the regions.
Segment Operating Margin
Intelligent Devices segment operating earnings increased 51.9 percent year over year. Segment operating margin increased to 23.7 percent in the three months ended December 31, 2021, from 19.4 percent in the same period a year ago, primarily due to higher sales, partially offset by input costs exceeding price realization.
Software & Control
Sales
Software & Control sales increased 16.5 percent year over year in the three months ended December 31, 2021. Software & Control organic sales increased 8.4 percent year over year in the three months ended December 31, 2021. Currency translation decreased sales by 0.7 percentage points and acquisitions increased sales by 8.8 percentage points year over year in the three months ended December 31, 2021. The growth in reported and organic sales in the three months ended December 31, 2021, was broad-based across the regions.
Segment Operating Margin
Software & Control segment operating earnings decreased 11.6 percent year over year. Segment operating margin decreased to 22.9 percent in the three months ended December 31, 2021, from 30.2 percent in the same period a year ago, primarily driven by higher planned spend, the impact of acquisition integration costs, and input costs exceeding price realization, partially offset by higher sales.
Lifecycle Services
Sales
Lifecycle Services sales increased 10.1 percent year over year in the three months ended December 31, 2021. Lifecycle Services organic sales increased 10.3 percent year over year in the three months ended December 31, 2021. Currency translation decreased sales by 0.6 percentage points and an acquisition increased sales by 0.4 percentage points year over year in the three months ended December 31, 2021. The growth in reported and organic sales in the three months ended December 31, 2021, was broad-based across the regions.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 31.9 percent year over year in the three months ended December 31, 2021. Segment operating margin decreased to 5.5 percent in the three months ended December 31, 2021, from 8.9 percent in the same period a year ago, primarily due to higher planned spend, unfavorable project mix, and higher input costs, partially offset by higher sales.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Purchase accounting depreciation and amortization
Intelligent Devices	$0.7	$0.7
Software & Control	17.3	2.7
Lifecycle Services	7.9	8.0
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(2.1)	$1.2
Software & Control	(2.1)	1.2
Lifecycle Services	(2.8)	1.5

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit (credit) cost, change in fair value of investments, purchase accounting depreciation and amortization attributable to Rockwell Automation, and net income (loss) attributable to noncontrolling interests, including their respective tax effects. Non-operating pension and postretirement benefit (credit) cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
We believe that Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate provide useful information to our investors about our operating performance and allow management and investors to compare our operating performance period over period. Adjusted EPS is also used as a financial measure of performance for our annual incentive compensation. Our measures of Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate may be different from measures used by other companies. These non-GAAP measures should not be considered a substitute for Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate.
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended December 31,
	2021	2020
Net income attributable to Rockwell Automation	$241.5	$593.3
Non-operating pension and postretirement benefit (credit) cost	(4.4)	7.0
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.8	(2.0)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	23.1	8.7
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.6)	(2.1)
Change in fair value of investments (1)	(7.6)	(390.4)
Tax effect of change in fair value of investments (1)	3.5	64.2
Adjusted income	$251.3	$278.7

Diluted EPS	$2.05	$5.06
Non-operating pension and postretirement benefit (credit) cost	(0.04)	0.06
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.01	(0.02)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.20	0.08
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.02)
Change in fair value of investments (1)	(0.06)	(3.33)
Tax effect of change in fair value of investments (1)	0.03	0.55
Adjusted EPS	$2.14	$2.38

Effective tax rate	15.4%	15.8%
Tax effect of non-operating pension and postretirement benefit (credit) cost	—%	0.1%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.8%	0.2%
Tax effect of change in fair value of investments (1)	(0.9)%	(0.7)%
Adjusted effective tax rate	15.3%	15.4%
(1) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2022 Guidance

Diluted EPS (1)	$10.01 - $10.61
Non-operating pension and postretirement benefit credit	(0.08)
Tax effect of non-operating pension and postretirement benefit credit	0.01
Change in fair value of investments (2)	(0.06)
Tax effect of change in fair value of investments (2)	0.03
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.78
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.19)
Adjusted EPS (1)	$10.50 - $11.10

Effective tax rate	~ 16.5%
Tax effect of non-operating pension and postretirement benefit credit	~ —%
Tax effect of change in fair value of investments (2)	~ —%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Adjusted Effective Tax Rate	~ 17.0%
(1) Fiscal 2022 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's non-controlling interest in Sensia.
(2) The actual year-to-date adjustments, which are based on PTC's share price at December 31, 2021, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity and limited visibility of these items.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Three Months Ended December 31,
	2021	2020
Cash (used for) provided by:
Operating activities	$(12.0)	$346.5
Investing activities	(48.7)	(310.1)
Financing activities	(52.0)	(37.2)
Effect of exchange rate changes on cash	(9.5)	26.6
(Decrease) increase in cash, cash equivalents, and restricted cash	$(122.2)	$25.8
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Three Months Ended December 31,
	2021	2020
Cash (used for) provided by operating activities	$(12.0)	$346.5
Capital expenditures	(37.1)	(27.1)
Free cash flow	$(49.1)	$319.4
Our definition of free cash flow takes into consideration capital investments required to maintain our businesses' operations and execute our strategy. Cash (used for) provided by operating activities adds back non-cash depreciation expense to earnings but does not reflect a charge for necessary capital expenditures. Our definition of free cash flow excludes the operating cash flows and capital expenditures related to our discontinued operations, if any. Operating, investing, and financing cash flows of our discontinued operations, if any, are presented separately in our Consolidated Statement of Cash Flows. In our opinion, free cash flow provides useful information to investors regarding our ability to generate cash from business operations that is available for acquisitions and other investments, service of debt principal, dividends, and share repurchases. We use free cash flow, as defined, as one measure to monitor and evaluate our performance, including as a financial measure for our annual incentive compensation. Our definition of free cash flow may differ from definitions used by other companies.
Cash used for operating activities was $12.0 million for the three months ended December 31, 2021, compared to cash provided by operating activities of $346.5 million for the three months ended December 31, 2020. Free cash flow was a net outflow of $49.1 million for the three months ended December 31, 2021, compared to a net inflow of $319.4 million for the three months ended December 31, 2020. The year over year decreases in cash (used for) provided by operating activities and free cash flow were primarily due to higher incentive compensation payments, increases in working capital, and higher income tax payments in the first three months of fiscal 2022 compared to the first three months of fiscal 2021, as well as the $70 million legal settlement in fiscal 2021 with no comparable amount in fiscal 2022.
We repurchased approximately 0.2 million shares of our common stock under our share repurchase program in the first three months of fiscal 2022. The total cost of these shares was $49.4 million, of which $1.4 million was recorded in accounts payable at December 31, 2021, related to shares that did not settle until January 2022. At September 30, 2021, there were $1.8 million of outstanding common stock share repurchases recorded in accounts payable. We repurchased approximately 0.4 million shares of our common stock in the first three months of fiscal 2021. The total cost of these shares was $87.7 million, of which $4.2 million was recorded in accounts payable at December 31, 2020, related to shares that did not settle until January 2021. Our decision to repurchase shares in the remainder of 2022 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On July 24, 2019, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At December 31, 2021, we had approximately $502.9 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At December 31, 2021, the majority of our cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
Our short-term debt as of December 31, 2021, and September 30, 2021, includes commercial paper borrowings of $580.0 million and $484.0 million, respectively, with weighted average interest rates of 0.20 percent and 0.18 percent, respectively, and weighted average maturity periods of 78 days and 90 days, respectively. Also included in short-term debt as of December 31, 2021, and September 30, 2021, is $23.5 million of interest-bearing loans from Schlumberger to Sensia due December 31, 2022. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020.
At December 31, 2021, and September 30, 2021, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended December 31, 2021, or September 30, 2021. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $205.9 million were available to non-U.S. subsidiaries at December 31, 2021. Borrowings under our non-U.S. credit facilities at December 31, 2021, and 2020, were not significant. We were in compliance with all covenants under our credit facilities at December 31, 2021, and 2020. There are no significant commitment fees or compensating balance requirements under our credit facilities.
During the fourth quarter of fiscal 2021, as a result of the additional leverage added to fund the Plex acquisition, Standard & Poor’s elected to downgrade our Outlook from “Stable” to “Negative”. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of December 31, 2021:

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
On December 10, 2021, the Company entered into a 10b5-1 plan related to our PTC Shares, pursuant to which a broker will make periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan and consistent with the transfer restrictions in our securities purchase agreement, as amended, with PTC.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three months ended December 31, 2021, and 2020, we reclassified $1.8 million and $4.3 million, respectively, in pre-tax net gains related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $6.5 million of pre-tax net unrealized gains on cash flow hedges as of December 31, 2021, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at December 31, 2021, there has been no material change to this information.

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
The following is a reconciliation of our reported sales by geographic region to organic sales (in millions):

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
North America	$1,100.7	$(40.4)	$(3.2)	$1,057.1	$912.3
Europe, Middle East and Africa	354.7	—	13.5	368.2	320.7
Asia Pacific	278.9	—	(1.9)	277.0	221.9
Latin America	123.0	—	3.2	126.2	110.4
Total Company Sales	$1,857.3	$(40.4)	$11.6	$1,828.5	$1,565.3
The following is a reconciliation of our reported sales by operating segment to organic sales (in millions):

	Three Months Ended December 31, 2021				Three Months Ended December 31, 2020
	Sales	Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Sales
Intelligent Devices	$900.3	$—	$6.0	$906.3	$721.7
Software & Control	513.9	(38.9)	3.1	478.1	441.0
Lifecycle Services	443.1	(1.5)	2.5	444.1	402.6
Total Company Sales	$1,857.3	$(40.4)	$11.6	$1,828.5	$1,565.3

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at December 31, 2021, there has been no material change to this information.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at December 31, 2021, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at December 31, 2021, there has been no material change to this information.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at December 31, 2021, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at December 31, 2021, there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - 31, 2021	61,340	$308.06	61,340	$533,425,757
November 1 - 30, 2021	44,620	338.34	44,620	518,329,066
December 1 - 31, 2021	44,598	345.23	44,598	502,932,367
Total	150,558	$328.04	150,558
(1)All of the shares purchased during the quarter ended December 31, 2021, were acquired pursuant to the repurchase program described in (3) below.
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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	January 27, 2022	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	January 27, 2022	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)