Form 10-Q
period 2022-03-31
ROCKWELL AUTOMATION, INC
filed 2022-05-03
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
116,261,568 shares of registrant’s Common Stock were outstanding on March 31, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$443.0	$662.2
Receivables	1,572.5	1,424.5
Inventories	931.2	798.1
Other current assets	338.2	178.6
Total current assets	3,284.9	3,063.4
Property, net of accumulated depreciation of $1,713.3 and $1,743.6, respectively	576.8	581.9
Operating lease right-of-use assets	347.9	377.7
Goodwill	3,620.2	3,625.9
Other intangible assets, net	968.5	1,021.8
Deferred income taxes	344.2	380.9
Long-term investments	1,272.6	1,363.5
Other assets	300.4	286.5
Total	$10,715.5	$10,701.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$641.0	$509.7
Accounts payable	932.1	889.8
Compensation and benefits	260.7	408.0
Contract liabilities	541.0	462.5
Customer returns, rebates and incentives	284.8	237.8
Other current liabilities	368.0	484.4
Total current liabilities	3,027.6	2,992.2
Long-term debt	3,466.0	3,464.6
Retirement benefits	495.8	720.6
Operating lease liabilities	288.2	313.6
Other liabilities	508.0	516.5
Commitments and contingent liabilities (Note 13)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,967.3	1,933.6
Retained earnings	8,035.1	8,000.4
Accumulated other comprehensive loss	(833.1)	(1,017.1)
Common stock in treasury, at cost (shares held: 65.1 and 65.4, respectively)	(6,718.5)	(6,708.7)
Shareowners’ equity attributable to Rockwell Automation, Inc.	2,632.2	2,389.6
Noncontrolling interests	297.7	304.5
Total shareowners’ equity	2,929.9	2,694.1
Total	$10,715.5	$10,701.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales
Products and solutions	$1,621.9	$1,599.1	$3,295.2	$2,993.3
Services	186.2	177.0	370.2	348.1
	1,808.1	1,776.1	3,665.4	3,341.4
Cost of sales
Products and solutions	(1,028.8)	(896.0)	(2,019.1)	(1,702.5)
Services	(115.2)	(112.7)	(233.1)	(225.0)
	(1,144.0)	(1,008.7)	(2,252.2)	(1,927.5)
Gross profit	664.1	767.4	1,413.2	1,413.9
Selling, general and administrative expenses	(428.5)	(421.3)	(876.0)	(795.9)
Change in fair value of investments	(140.7)	190.9	(133.1)	581.3
Other (expense) income (Note 11)	(23.7)	(6.0)	(20.8)	55.0
Interest expense	(30.1)	(23.3)	(59.7)	(45.9)
Income before income taxes	41.1	507.7	323.6	1,208.4
Income tax benefit (provision) (Note 14)	8.3	(97.4)	(35.3)	(207.7)
Net income	49.4	410.3	288.3	1,000.7
Net loss attributable to noncontrolling interests	(4.5)	(4.7)	(7.1)	(7.6)
Net income attributable to Rockwell Automation, Inc.	$53.9	$415.0	$295.4	$1,008.3
Earnings per share:
Basic	$0.46	$3.57	$2.54	$8.67
Diluted	$0.46	$3.54	$2.51	$8.59
Weighted average outstanding shares:
Basic	116.2	116.1	116.1	116.1
Diluted	117.1	117.1	117.2	117.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income	$49.4	$410.3	$288.3	$1,000.7
Other comprehensive income (loss):
Pension and other postretirement benefit plan adjustments (net of tax (expense) of ($66.5), ($8.5), ($71.9), and ($16.7))	187.4	28.0	204.3	55.6
Currency translation adjustments	(9.8)	(33.3)	(29.3)	35.9
Net change in cash flow hedges (net of tax (expense) benefit of ($0.6), ($2.7), ($3.2), and $1.0)	1.8	6.6	9.3	(3.2)
Other comprehensive income	179.4	1.3	184.3	88.3
Comprehensive income	228.8	411.6	472.6	1,089.0
Comprehensive loss attributable to noncontrolling interests	(4.2)	(4.7)	(6.8)	(7.5)
Comprehensive income attributable to Rockwell Automation, Inc.	$233.0	$416.3	$479.4	$1,096.5
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended March 31,
	2022	2021
Operating activities:
Net income	$288.3	$1,000.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	64.9	60.2
Amortization of intangible assets	56.5	29.7
Change in fair value of investments	133.1	(581.3)
Share-based compensation expense	31.2	24.4
Retirement benefit expense	58.0	60.1
Pension contributions	(15.8)	(18.7)
Net loss on disposition of property	0.3	0.2
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(160.3)	(185.8)
Inventories	(136.4)	(88.4)
Accounts payable	70.2	119.1
Contract liabilities	79.4	63.6
Compensation and benefits	(145.0)	62.6
Income taxes	(229.7)	33.3
Other assets and liabilities	(15.9)	15.7
Cash provided by operating activities	78.8	595.4
Investing activities:
Capital expenditures	(82.0)	(52.1)
Acquisition of businesses, net of cash acquired	(16.4)	(283.0)
Purchases of investments	(47.6)	(0.2)
Other investing activities	1.3	(1.4)
Cash used for investing activities	(144.7)	(336.7)
Financing activities:
Net issuance of short-term debt	341.3	—
Repayment of short-term debt	(210.0)	(0.4)
Cash dividends	(260.2)	(248.7)
Purchases of treasury stock	(51.2)	(176.9)
Proceeds from the exercise of stock options	42.0	97.0
Other financing activities	(4.4)	(10.1)
Cash used for financing activities	(142.5)	(339.1)
Effect of exchange rate changes on cash	(10.8)	17.7
Decrease in cash, cash equivalents, and restricted cash	(219.2)	(62.7)
Cash, cash equivalents, and restricted cash at beginning of period	679.4	730.4
Cash, cash equivalents, and restricted cash at end of period	$460.2	$667.7
Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$443.0	$641.9
Restricted cash, current (Other current assets)	8.6	6.9
Restricted cash, noncurrent (Other assets)	8.6	18.9
Total cash, cash equivalents, and restricted cash	$460.2	$667.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2021	$181.4	$1,953.0	$8,111.7	$(1,012.2)	$(6,729.0)	$2,504.9	$301.9	$2,806.8
Net income (loss)	—	—	53.9	—	—	53.9	(4.5)	49.4
Other comprehensive income	—	—	—	179.1	—	179.1	0.3	179.4
Common stock issued (including share-based compensation impact)	—	14.3	—	—	10.5	24.8	—	24.8
Share repurchases	—	—	—	—	—	—	—	—
Cash dividends declared (1)	—	—	(130.5)	—	—	(130.5)	—	(130.5)
Balance at March 31, 2022	$181.4	$1,967.3	$8,035.1	$(833.1)	$(6,718.5)	$2,632.2	$297.7	$2,929.9

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at December 31, 2020	$181.4	$1,856.3	$7,608.8	$(1,527.3)	$(6,561.6)	$1,557.6	$316.2	$1,873.8
Net income (loss)	—	—	415.0	—	—	415.0	(4.7)	410.3
Other comprehensive income	—	—	—	1.3	—	1.3	—	1.3
Common stock issued (including share-based compensation impact)	—	31.1	—	—	28.7	59.8	—	59.8
Share repurchases	—	—	—	—	(92.0)	(92.0)	—	(92.0)
Cash dividends declared (1)	—	—	(124.5)	—	—	(124.5)	—	(124.5)
Balance at March 31, 2021	$181.4	$1,887.4	$7,899.3	$(1,526.0)	$(6,624.9)	$1,817.2	$311.5	$2,128.7
(1) Cash dividends were $1.12 per share and $1.07 per share in the three months ended March 31, 2022, and 2021, respectively.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	295.4	—	—	295.4	(7.1)	288.3
Other comprehensive income	—	—	—	184.0	—	184.0	0.3	184.3
Common stock issued (including share-based compensation impact)	—	33.7	—	—	39.6	73.3	—	73.3
Share repurchases	—	—	—	—	(49.4)	(49.4)	—	(49.4)
Cash dividends declared (1)	—	—	(260.7)	—	—	(260.7)	—	(260.7)
Balance at March 31, 2022	$181.4	$1,967.3	$8,035.1	$(833.1)	$(6,718.5)	$2,632.2	$297.7	$2,929.9

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	1,008.3	—	—	1,008.3	(7.6)	1,000.7
Other comprehensive income	—	—	—	88.2	—	88.2	0.1	88.3
Common stock issued (including share-based compensation impact)	—	56.7	—	—	64.7	121.4	—	121.4
Share repurchases	—	—	—	—	(179.7)	(179.7)	—	(179.7)
Cash dividends declared (1)	—	—	(248.8)	—	—	(248.8)	—	(248.8)
Balance at March 31, 2021	$181.4	$1,887.4	$7,899.3	$(1,526.0)	$(6,624.9)	$1,817.2	$311.5	$2,128.7
(1) Cash dividends were $2.24 per share and $2.14 per share in the six months ended March 31, 2022, and 2021, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The results of operations for the three and six months ended March 31, 2022, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $14.0 million at March 31, 2022, and $13.2 million at September 30, 2021. In addition, receivables are recorded net of an allowance for certain customer returns, rebates and incentives of $9.2 million at March 31, 2022, and $6.7 million at September 30, 2021. The changes to our allowance for doubtful accounts during the three and six months ended March 31, 2022, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Rockwell Automation, Inc.	$53.9	$415.0	$295.4	$1,008.3
Less: Allocation to participating securities	(0.1)	(0.9)	(0.8)	(1.6)
Net income available to common shareowners	$53.8	$414.1	$294.6	$1,006.7
Basic weighted average outstanding shares	116.2	116.1	116.1	116.1
Effect of dilutive securities
Stock options	0.9	0.9	1.0	0.9
Performance shares	—	0.1	0.1	0.1
Diluted weighted average outstanding shares	117.1	117.1	117.2	117.1
Earnings per share:
Basic	$0.46	$3.57	$2.54	$8.67
Diluted	$0.46	$3.54	$2.51	$8.59
For each of the three and six months ended March 31, 2022, there were 0.3 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and six months ended March 31, 2021, there were 0.2 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $8.1 million and $15.5 million were accrued within Accounts payable and Other current liabilities at March 31, 2022, and 2021, respectively. At March 31, 2022, there were no outstanding common stock share repurchases recorded in Accounts payable. At March 31, 2021, there were $2.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

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
2. Revenue Recognition
Nature of Products and Services
Substantially all of our revenue is from contracts with customers. We recognize revenue as promised products are transferred to, or services are performed for, customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those products and services. Our offerings consist of industrial automation and information products, solutions, and services.
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
Unfulfilled Performance Obligations
As of March 31, 2022, we expect to recognize approximately $845 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $460 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of March 31, 2022.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended March 31, 2022				Six Months Ended March 31, 2022
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$495.9	$343.0	$232.7	$1,071.6	$1,054.8	$667.1	$450.4	$2,172.3
Europe, Middle East and Africa	147.4	85.4	116.1	348.9	305.2	173.8	224.6	703.6
Asia Pacific	104.6	78.1	83.5	266.2	227.9	151.8	165.4	545.1
Latin America	60.7	28.4	32.3	121.4	121.0	56.1	67.3	244.4
Total Company Sales	$808.6	$534.9	$464.6	$1,808.1	$1,708.9	$1,048.8	$907.7	$3,665.4

	Three Months Ended March 31, 2021				Six Months Ended March 31, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$538.9	$309.2	$217.6	$1,065.7	$988.2	$575.6	$414.2	$1,978.0
Europe, Middle East and Africa	152.0	98.1	104.7	354.8	282.3	182.9	210.3	675.5
Asia Pacific	106.7	67.0	73.2	246.9	198.5	129.6	140.7	468.8
Latin America	52.6	28.0	28.1	108.7	102.9	55.2	61.0	219.1
Total Company Sales	$850.2	$502.3	$423.6	$1,776.1	$1,571.9	$943.3	$826.2	$3,341.4
Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. Contract assets primarily relate to performance under the contract prior to the consideration being received or due. We do not have significant contract assets as of March 31, 2022.

Below is a summary of our Contract liabilities balance (in millions):

	March 31, 2022	March 31, 2021
Balance as of beginning of fiscal year	$462.5	$325.3
Balance as of end of period	541.0	393.1
The most significant changes in our Contract liabilities balance during the six months ended March 31, 2022, were due to amounts billed, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period and revenue recognized on amounts billed during the period. The most significant changes in our Contract liabilities balance during the six months ended March 31, 2021, were due to amounts billed, partially offset by revenue recognized that was included in the Contract liabilities balance at the beginning of the period.

In the six months ended March 31, 2022, we recognized revenue of approximately $260.8 million that was included in the Contract liabilities balance at September 30, 2021. In the six months ended March 31, 2021, we recognized revenue of approximately $181.5 million that was included in the Contract liabilities balance at September 30, 2020. We did not have a material amount of revenue recognized in the six months ended March 31, 2022, and 2021, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $15.7 million and $31.2 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2022, respectively. We recognized $12.9 million and $24.4 million of pre-tax share-based compensation expense during the three and six months ended March 31, 2021, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Six Months Ended March 31,
	2022		2021
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	164	$87.68	196	$55.50
Performance shares	37	481.28	44	298.10
Restricted stock and restricted stock units	149	343.56	167	246.61
Unrestricted stock	3	345.00	6	228.80
4. Inventories
Inventories consist of (in millions):

	March 31, 2022	September 30, 2021
Finished goods	$300.0	$287.0
Work in process	293.7	229.3
Raw materials	337.5	281.8
Inventories	$931.2	$798.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5. Acquisitions
Fiscal 2022 Acquisitions
In November 2021, we acquired AVATA, a services provider for supply chain management, enterprise resource planning, and enterprise performance management solutions. We assigned the full amount of goodwill related to this acquisition to our Lifecycle Services segment.
In March 2022, we, through our Sensia affiliate, acquired Swinton Technology, a provider of metering supervisory systems and measurement expertise in the Oil & Gas industry. We assigned the full amount of goodwill related to this acquisition to our Lifecycle Services segment.
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
We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of August 31, 2021. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$14.8
All other assets	28.4
Goodwill	1,728.2
Intangible assets	531.4
Total assets acquired	2,302.8
Less: Contract liabilities	(29.2)
Less: Other liabilities assumed	(32.8)
Less: Deferred income taxes	(35.3)
Net assets acquired	$2,205.5

Purchase Consideration
Total purchase consideration, net of cash acquired	$2,205.5
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Other acquisitions
In October 2020, we acquired Oylo, a privately held industrial cybersecurity services provider based in Barcelona, Spain. We assigned the full amount of goodwill related to this acquisition to our Lifecycle Services segment.
In December 2020, we acquired Fiix Inc., a privately held, artificial intelligence enabled computerized maintenance management system (CMMS) company based in Toronto, Ontario, Canada. We assigned the full amount of goodwill related to this acquisition to our Software & Control segment.
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
Total sales from the fiscal 2021 acquisitions and acquisition-related costs recognized in the three and six months ended March 31, 2021, were not material. Pro forma consolidated sales for the three and six months ended March 31, 2021, were approximately $1.8 billion and $3.4 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of preceding fiscal 2021 acquisitions occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the six months ended March 31, 2022, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2021	$543.1	$2,447.5	$635.3	$3,625.9
Acquisition of businesses	—	—	11.7	11.7
Translation and other	(6.9)	(6.2)	(4.3)	(17.4)
Balance as of March 31, 2022	$536.2	$2,441.3	$642.7	$3,620.2
We performed our annual evaluation of Goodwill and indefinite life intangible assets for impairment during the second quarter of fiscal 2022 and concluded that these assets are not impaired. For our annual evaluation, we performed qualitative tests for our Intelligent Devices, Software & Control, and Lifecycle Services (excluding Sensia) reporting units and a quantitative test for our Sensia reporting unit. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred.
Other intangible assets consist of (in millions):

	March 31, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$96.4	$53.2	$43.2
Customer relationships	596.7	95.6	501.1
Technology	421.6	98.2	323.4
Trademarks	75.2	18.9	56.3
Other	7.1	6.3	0.8
Total amortized intangible assets	1,197.0	272.2	924.8
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$1,240.7	$272.2	$968.5

	September 30, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$90.4	$43.2	$47.2
Customer relationships	595.9	75.4	520.5
Technology	420.8	71.7	349.1
Trademarks	73.8	13.3	60.5
Other	7.1	6.3	0.8
Total amortized intangible assets	1,188.0	209.9	978.1
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Total	$1,231.7	$209.9	$1,021.8
Estimated total amortization expense for all amortized intangible assets is $112.5 million in 2022, $111.3 million in 2023, $108.3 million in 2024, $105.9 million in 2025, and $104.2 million in 2026.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-term Debt
Our Short-term debt as of March 31, 2022, and September 30, 2021, includes $617.0 million and $484.0 million, respectively, of commercial paper borrowings with weighted average interest rates of 0.49 percent and 0.18 percent, respectively. Also included in Short-term debt as of March 31, 2022, and September 30, 2021, is $23.5 million of interest-bearing loans from Schlumberger to Sensia due December 31, 2022. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	March 31, 2022	September 30, 2021
Unrealized losses on foreign exchange contracts	$28.4	$16.9
Product warranty obligations	16.6	18.0
Taxes other than income taxes	51.0	59.8
Accrued interest	17.8	17.8
Income taxes payable	63.1	188.4
Operating lease liabilities	86.5	89.9
Other	104.6	93.6
Other current liabilities	$368.0	$484.4
9. Investments
Our investments consist of (in millions):

	March 31, 2022	September 30, 2021
Fixed income securities	$6.4	$0.6
Equity securities (level 1)	1,138.7	1,267.6
Equity securities (other)	77.3	27.1
Other	56.6	68.8
Total investments	1,279.0	1,364.1
Less: Short-term investments (1)	(6.4)	(0.6)
Long-term investments	$1,272.6	$1,363.5
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.
Equity Securities
Equity securities (level 1) consist of 10,571,340 and 10,582,010 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") at March 31, 2022, and September 30, 2021, respectively. The PTC Shares are classified as level 1 in the fair value hierarchy, as described below, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.
Equity securities (other) consist of various securities that do not have a readily determinable fair value which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at March 31, 2022, and September 30, 2021, include cumulative upward adjustments from observed price changes of $13.8 million and $5.1 million, respectively.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. For the three and six months ended March 31, 2022, we recorded losses of $142.0 million and $127.6 million, respectively, related to the PTC Shares. For the three and six months ended March 31, 2021, we recorded gains of $190.9 million and $581.3 million, respectively, related to the PTC Shares. For each of the three and six months ended March 31, 2022, we recorded gains of $8.7 million related to securities without a readily determinable fair value due to observed price changes. There were no such gains or losses for the three and six months ended March 31, 2021. For the three and six months ended March 31, 2022, we also recorded losses of $7.4 million and $14.2 million, respectively, on equity method investments included within Other above. There were no such losses for the three and six months ended March 31, 2021.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic benefit cost were (in millions):

	Pension Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service cost	$20.3	$22.9	$40.7	$45.6
Interest cost	32.4	31.5	64.8	62.8
Expected return on plan assets	(59.3)	(60.7)	(118.7)	(121.1)
Amortization:
Prior service cost	0.8	0.3	0.8	0.7
Net actuarial loss	22.3	36.8	44.6	73.5
Settlements	24.9	(0.2)	24.9	(0.4)
Net periodic benefit cost	$41.4	$30.6	$57.1	$61.1

	Other Postretirement Benefits
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	0.3	0.3	0.6	0.6
Amortization:
Prior service credit	(0.2)	(1.3)	(0.4)	(2.7)
Net actuarial loss	0.1	0.3	0.3	0.6
Net periodic benefit cost (credit)	$0.4	$(0.5)	$0.9	$(1.0)
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other (expense) income in the Consolidated Statement of Operations.
In March 2022, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S. GAAP settlement accounting rules and recognized settlement expense of $24.9 million. Settlement accounting was required due to the amount of lump-sum payments made by the U.S. pension plan to retirees and other separated employees. Remeasurement of our U.S. pension plan assets and liabilities reduced our net benefit obligation by $199.2 million. The discount rate used for the remeasurement as of March 31, 2022, was 4.00 percent compared to 3.10 percent at our September 30, 2021, annual measurement date.
11. Other (Expense) Income
The components of Other (expense) income were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Interest income	$0.5	$0.5	$1.0	$0.8
Royalty income	2.8	2.5	5.5	4.6
Legacy product liability and environmental charges	(4.1)	(0.8)	(7.4)	(5.4)
Non-operating pension and postretirement benefit cost	(21.3)	(7.0)	(16.9)	(14.0)
Legal settlement	—	—	—	70.0
Other	(1.6)	(1.2)	(3.0)	(1.0)
Other (expense) income	$(23.7)	$(6.0)	$(20.8)	$55.0

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component were (in millions):

Three Months Ended March 31, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2021	$(677.2)	$(299.6)	$(35.4)	$(1,012.2)
Other comprehensive income (loss) before reclassifications	151.7	(10.1)	2.7	144.3
Amounts reclassified from accumulated other comprehensive loss	35.7	—	(0.9)	34.8
Other comprehensive income (loss)	187.4	(10.1)	1.8	179.1
Balance as of March 31, 2022	$(489.8)	$(309.7)	$(33.6)	$(833.1)

Six Months Ended March 31, 2022	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	151.7	(29.6)	8.7	130.8
Amounts reclassified from accumulated other comprehensive loss	52.6	—	0.6	53.2
Other comprehensive income (loss)	204.3	(29.6)	9.3	184.0
Balance as of March 31, 2022	$(489.8)	$(309.7)	$(33.6)	$(833.1)

Three Months Ended March 31, 2021	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of December 31, 2020	$(1,243.6)	$(242.4)	$(41.3)	$(1,527.3)
Other comprehensive income (loss) before reclassifications	0.6	(33.3)	0.3	(32.4)
Amounts reclassified from accumulated other comprehensive loss	27.4	—	6.3	33.7
Other comprehensive income (loss)	28.0	(33.3)	6.6	1.3
Balance as of March 31, 2021	$(1,215.6)	$(275.7)	$(34.7)	$(1,526.0)

Six Months Ended March 31, 2021	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	0.6	35.8	(12.6)	23.8
Amounts reclassified from accumulated other comprehensive loss	55.0	—	9.4	64.4
Other comprehensive income (loss)	55.6	35.8	(3.2)	88.2
Balance as of March 31, 2021	$(1,215.6)	$(275.7)	$(34.7)	$(1,526.0)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,		Affected Line in the Consolidated Statement of Operations
	2022	2021	2022	2021
Pension and other postretirement benefit plan adjustments (1):
Amortization of prior service cost (credit)	$0.6	$(1.0)	$0.4	$(2.0)	Other (expense) income
Amortization of net actuarial loss	22.4	37.1	44.9	74.1	Other (expense) income
Settlements	24.9	(0.2)	24.9	(0.4)	Other (expense) income
	47.9	35.9	70.2	71.7	Income before income taxes
	(12.2)	(8.5)	(17.6)	(16.7)	Income tax benefit (provision)
	$35.7	$27.4	$52.6	$55.0	Net income attributable to Rockwell Automation, Inc.

Net unrealized losses (gains) on cash flow hedges:
Forward exchange contracts	$0.1	$(0.7)	$0.3	$(1.2)	Sales
Forward exchange contracts	(2.2)	9.3	(1.6)	14.0	Cost of sales
Forward exchange contracts	—	(0.5)	0.1	(0.9)	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.5	1.8	1.0	Interest expense
	(1.2)	8.6	0.6	12.9	Income before income taxes
	0.3	(2.3)	—	(3.5)	Income tax benefit (provision)
	$(0.9)	$6.3	$0.6	$9.4	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$34.8	$33.7	$53.2	$64.4	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit cost (credit). See Note 10 for further information.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13. Commitments and Contingent Liabilities
Various lawsuits, claims, and proceedings have been or may be instituted or asserted against us relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, and contract matters. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims, or proceedings may be disposed of unfavorably to us, we believe the disposition of matters that are pending or have been asserted will not have a material effect on our business, financial condition, or results of operations. The following outlines additional background for obligations associated with asbestos, divested businesses, and intellectual property.
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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of March 31, 2022, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in Other (expense) income in the Consolidated Statement of Operations.

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
The effective tax rate was (20.2) percent and 10.9 percent in the three and six months ended March 31, 2022, respectively, compared to 19.2 percent and 17.2 percent in the three and six months ended March 31, 2021, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2022, primarily due to PTC investment adjustments and non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2022, primarily due to excess income tax benefits of share-based compensation and non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended March 31, 2021, primarily due to non-U.S. tax rates. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the six months ended March 31, 2021, primarily due to PTC investment adjustments and non-U.S. tax rates.
An income tax liability of $233.7 million and $264.8 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that is payable greater than 12 months after March 31, 2022, and September 30, 2021, respectively, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $4.3 million at both March 31, 2022, and September 30, 2021, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $1.5 million at both March 31, 2022, and September 30, 2021. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
We believe it is reasonably possible that the amount of gross unrecognized tax benefits could be reduced by up to $3.8 million in the next 12 months as a result of the resolution of tax matters in various global jurisdictions and the lapses of statutes of limitations. If all of the unrecognized tax benefits were recognized, the net reduction to our income tax provision, including the recognition of interest and penalties and offsetting tax assets, could be up to $5.3 million.
We conduct business globally and are routinely audited by the various tax jurisdictions in which we operate. We are no longer subject to U.S. federal income tax examinations for years before 2018 and are no longer subject to state, local, and foreign income tax examinations for years before 2014.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales
Intelligent Devices	$808.6	$850.2	$1,708.9	$1,571.9
Software & Control	534.9	502.3	1,048.8	943.3
Lifecycle Services	464.6	423.6	907.7	826.2
Total	$1,808.1	$1,776.1	$3,665.4	$3,341.4
Segment operating earnings
Intelligent Devices	$118.2	$202.0	$331.2	$342.2
Software & Control	131.5	149.8	249.1	282.9
Lifecycle Services	33.7	38.3	58.2	74.3
Total	283.4	390.1	638.5	699.4
Purchase accounting depreciation and amortization	(26.1)	(13.1)	(52.2)	(24.8)
Corporate and other	(24.6)	(30.4)	(54.0)	(58.4)
Non-operating pension and postretirement benefit cost	(21.3)	(7.0)	(16.9)	(14.0)
Change in fair value of investments	(140.7)	190.9	(133.1)	581.3
Legal settlement	—	—	—	70.0
Interest expense, net	(29.6)	(22.8)	(58.7)	(45.1)
Income before income taxes	$41.1	$507.7	$323.6	$1,208.4
Among other considerations, we evaluate performance and allocate resources based upon segment operating earnings before purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax benefit (provision). Depending on the product, intersegment sales within a single legal entity are either at cost or cost plus a mark-up, which does not necessarily represent a market price. Sales between legal entities are at an appropriate transfer price. We allocate costs related to shared segment operating activities to the segments consistent with the methodology used by management to assess segment performance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareowners of
Rockwell Automation, Inc.
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of March 31, 2022, the related consolidated statements of operations, comprehensive income, and shareowners' equity for three-month and six-month periods ended March 31, 2022 and 2021, and of cash flows for six-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
May 3, 2022

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
Forward-Looking Statements
This Quarterly Report contains statements (including certain projections and business trends) that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “believe”, “estimate”, “project”, “plan”, “expect”, “anticipate”, “will”, “intend”, and other similar expressions may identify forward-looking statements. Actual results may differ materially from those projected as a result of certain risks and uncertainties, many of which are beyond our control, including but not limited to:
•the availability and price of components and materials;
•the severity and duration of disruptions to our business due to pandemics (including the COVID-19 pandemic), natural disasters (including those as a result of climate change), acts of war (including the Russia and Ukraine conflict), strikes, terrorism, social unrest or other causes, including the impacts of the COVID-19 pandemic and efforts to manage it on the global economy, liquidity and financial markets, demand for our hardware and software products, solutions, and services, our supply chain, our work force, our liquidity, and the value of the assets we own;
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
•laws, regulations, and governmental policies affecting our activities in the countries where we do business, including those related to tariffs, taxation, trade controls (including sanctions placed on Russia), and climate change;
•the availability, effectiveness, and security of our information technology systems;
•our ability to manage and mitigate the risk related to security vulnerabilities and breaches of our hardware and software products, solutions, and services;
•the successful development of advanced technologies and demand for and market acceptance of new and existing hardware and software products;
•our ability to manage and mitigate the risks associated with our solutions and services businesses;
•the successful execution of our cost productivity initiatives;
•competitive hardware and software products, solutions, and services, pricing pressures, and our ability to provide high quality products, solutions, and services;
•disruptions to our distribution channels or the failure of distributors to develop and maintain capabilities to sell our products;
•intellectual property infringement claims by others and the ability to protect our intellectual property;
•the uncertainty of claims by taxing authorities in the various jurisdictions where we do business;
•the uncertainties of litigation, including liabilities related to the safety and security of the hardware and software products, solutions, and services we sell;
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

Non-GAAP Measures
The following discussion includes organic sales, total segment operating earnings and margin, Adjusted Income, Adjusted EPS, Adjusted Effective Tax Rate, and free cash flow, which are non-GAAP measures. See Supplemental Sales Information for a reconciliation of reported sales to organic sales and a discussion of why we believe this non-GAAP measure is useful to investors. See Summary of Results of Operations for a reconciliation of Income before income taxes to total segment operating earnings and margin and a discussion of why we believe these non-GAAP measures are useful to investors. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for a reconciliation of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively, and a discussion of why we believe these non-GAAP measures are useful to investors. See Financial Condition for a reconciliation of cash flows from operating activities to free cash flow and a discussion of why we believe this non-GAAP measure is useful to investors.
Overview
Rockwell Automation, Inc. is a global leader in industrial automation and digital transformation. We connect the imaginations of people with the potential of technology to expand what is humanly possible, making the world more productive and more sustainable. Overall demand for our hardware and software products, solutions, and services is driven by:
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
Long-term Strategy
Our strategy is to bring The Connected Enterprise(R) to life by integrating control and information across the enterprise. We deliver customer outcomes by combining advanced industrial automation with the latest information technology. Our growth and performance strategy seeks to:
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
By implementing the above strategy, we seek to achieve our long-term financial goals, including above-market organic sales growth, increasing the portion of our total revenue that is recurring in nature, EPS growth above sales growth, return on invested capital in excess of 20 percent, and free cash flow equal to approximately 100 percent of Adjusted Income. We expect acquisitions to add a percentage point or more per year to long-term sales growth.
Our customers face the challenge of remaining globally cost competitive and automation can help them achieve their productivity and sustainability objectives. Our value proposition is to help our customers reduce time to market, lower total cost of ownership, improve asset utilization, and manage enterprise risks.

U.S. Economic Trends
In the second quarter of fiscal 2022, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2020. These figures are as of May 3, 2022, and are subject to revision by the issuing organizations. The IP Index continued to improve during the second quarter of fiscal 2022, supported by continued strong demand. In the second quarter of fiscal 2022, manufacturing PMI fell slightly compared to the prior quarter but continued to be well above 50. The March 2022 PMI represents the twenty-second consecutive month of expansion in the overall economy.

	IP Index	PMI
Fiscal 2022 quarter ended:
March 2022	103.6	57.1
December 2021	101.6	58.8
Fiscal 2021 quarter ended:
September 2021	100.7	60.5
June 2021	99.9	60.9
March 2021	98.3	63.7
December 2020	97.4	60.5
Fiscal 2020 quarter ended:
September 2020	95.5	55.7
During fiscal 2022, inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. PPI for March 31, 2022, and December 31, 2021, increased 11.2 percent and 10.0 percent, respectively, compared to March 31, 2021, and December 31, 2020. These figures are as of May 3, 2022, and are subject to revision by the issuing organization.
Non-U.S. Economic Trends
In the second quarter of fiscal 2022, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product, IP, and PMI as indicators of the growth opportunities in each region where we do business.
Industrial output and PMI outside the U.S. were mostly positive in the second quarter of fiscal 2022. Supply chain disruptions, labor shortages, and global inflation remain persistent in 2022, along with elevated geopolitical instability. Strong GDP growth is expected to continue in 2022 although decelerating from 2021 growth rates.

Supply Chain
We have a global supply chain, including a network of suppliers and distribution and manufacturing facilities. The supply chain is stressed by increased demand, along with pandemic-related and other global events that have put additional pressures on manufacturing output and freight lanes. This has resulted in and could continue to result in:
•disruptions in our supply chain;
•difficulty in procuring or inability to procure components and materials necessary for our hardware and software products, solutions, and services;
•increased costs for commodities, components, and freight services; and
•delays in delivering, or an inability to deliver, our hardware and software products, solutions, and services.
We are actively managing our end-to-end supply chain, from sourcing to production to customer delivery, with a particular focus on all critical and at-risk suppliers and supplier locations globally. We are also actively redesigning products to increase resiliency in our sources of components.
COVID-19 Pandemic
We continue to monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies. Uncertainty on the duration and severity of those impacts remains due to the evolving nature of the pandemic, government responses to it, and regulations across the geographies in which our business operates. We are continuously responding to the changing conditions created by the pandemic and evolving regulations and remain focused on our priorities including employee health and safety, our customer needs, and protecting critical investments to drive long-term differentiation.
Outlook
The table below provides guidance for sales growth and earnings per share for fiscal 2022. Our guidance reflects our strong demand and record backlog along with our latest view of supply chain constraints. However, the global supply chain remains volatile with new pressures from COVID-19 related shutdowns in China and war in Ukraine that are difficult to quantify.

Sales Growth Guidance		EPS Guidance
Reported sales growth	11% - 15%	Diluted EPS	$7.60 - $8.20
Organic sales growth (1)	10% - 14%	Adjusted EPS (1)	$9.20 - $9.80
Inorganic sales growth	~2.5%
Currency translation	~(1.5)%
(1) Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales
Intelligent Devices (a)	$808.6	$850.2	$1,708.9	$1,571.9
Software & Control (b)	534.9	502.3	1,048.8	943.3
Lifecycle Services (c)	464.6	423.6	907.7	826.2
Total sales (d)	$1,808.1	$1,776.1	$3,665.4	$3,341.4
Segment operating earnings (1)
Intelligent Devices (e)	$118.2	$202.0	$331.2	$342.2
Software & Control (f)	131.5	149.8	249.1	282.9
Lifecycle Services (g)	33.7	38.3	58.2	74.3
Total segment operating earnings (2) (h)	283.4	390.1	638.5	699.4
Purchase accounting depreciation and amortization	(26.1)	(13.1)	(52.2)	(24.8)
Corporate and other	(24.6)	(30.4)	(54.0)	(58.4)
Non-operating pension and postretirement benefit cost	(21.3)	(7.0)	(16.9)	(14.0)
Change in fair value of investments	(140.7)	190.9	(133.1)	581.3
Legal settlement	—	—	—	70.0
Interest expense, net	(29.6)	(22.8)	(58.7)	(45.1)
Income before income taxes (i)	41.1	507.7	323.6	1,208.4
Income tax benefit (provision)	8.3	(97.4)	(35.3)	(207.7)
Net income	49.4	410.3	288.3	1,000.7
Net loss attributable to noncontrolling interests	(4.5)	(4.7)	(7.1)	(7.6)
Net income attributable to Rockwell Automation	$53.9	$415.0	$295.4	$1,008.3

Diluted EPS	$0.46	$3.54	$2.51	$8.59

Adjusted EPS (3)	$1.66	$2.41	$3.79	$4.79

Diluted weighted average outstanding shares	117.1	117.1	117.2	117.1

Pre-tax margin (i/d)	2.3%	28.6%	8.8%	36.2%

Intelligent Devices segment operating margin (e/a)	14.6%	23.8%	19.4%	21.8%
Software & Control segment operating margin (f/b)	24.6%	29.8%	23.8%	30.0%
Lifecycle Services segment operating margin (g/c)	7.3%	9.0%	6.4%	9.0%
Total segment operating margin (2) (h/d)	15.7%	22.0%	17.4%	20.9%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit cost, change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax benefit (provision) because we do not consider these costs to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Six Months Ended March 31, 2022, Compared to Three and Six Months Ended March 31, 2021
Sales
Sales increased 1.8 percent and 9.7 percent year over year in the three and six months ended March 31, 2022, respectively. Organic sales increased 1.3 percent and 8.6 percent year over year in the three and six months ended March 31, 2022, respectively. Currency translation decreased sales by 1.8 percentage points and 1.3 percentage points year over year in the three and six months ended March 31, 2022, respectively. Acquisitions increased sales by 2.3 percentage points and 2.4 percentage points year over year in the three and six months ended March 31, 2022, respectively.
Pricing increased sales by approximately one percentage point in the three and six months ended March 31, 2022.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages):

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Three Months Ended March 31, 2021
North America	$1,071.6	0.6%	(3.2)%
Europe, Middle East and Africa	348.9	(1.7)%	5.9%
Asia Pacific	266.2	7.8%	9.3%
Latin America	121.4	11.7%	12.9%
Total Sales	$1,808.1	1.8%	1.3%

		Change vs.	Change in Organic Sales (1) vs.
	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021	Six Months Ended March 31, 2021
North America	$2,172.3	9.8%	5.6%
Europe, Middle East and Africa	703.6	4.2%	10.1%
Asia Pacific	545.1	16.3%	16.6%
Latin America	244.4	11.5%	13.6%
Total Sales	$3,665.4	9.7%	8.6%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
•The increase in North America reported sales in the three months ended March 31, 2022, compared to the prior period was primarily due to acquisitions. Organic sales in the three months ended March 31, 2022, decreased year over year primarily due to Intelligent Devices. Reported and organic sales increased in the six months ended March 31, 2022, due to strong growth in the first quarter of fiscal 2022 across discrete, process, and hybrid industries.
•Europe, Middle East and Africa (EMEA) reported sales decreased year over year in the three months ended March 31, 2022, primarily due to the effects of currency translation. Organic sales increases year over year in the three months ended March 31, 2022, and reported and organic sales increases year over year in the six months ended March 31, 2022, were broad-based across industries.
•Reported and organic sales in Asia Pacific and Latin America increased in the three and six months ended March 31, 2022, compared to the prior periods, with broad-based demand across industries.
Corporate and Other
Corporate and other expense was $24.6 million and $54.0 million in the three and six months ended March 31, 2022, respectively, compared to $30.4 million and $58.4 million in the three and six months ended March 31, 2021, respectively. The decreases in Corporate and other expense were primarily due to mark-to-market adjustments related to our deferred and non-qualified compensation plans.

Income before Income Taxes
Income before income taxes decreased to $41.1 million and $323.6 million in the three and six months ended March 31, 2022, respectively, from $507.7 million and $1,208.4 million in the three and six months ended March 31, 2021, primarily due to lower fair value gains recognized in fiscal 2022 compared to fiscal 2021 in connection with our investment in PTC (the "PTC adjustments"). Total segment operating earnings decreased 27.4 percent in the three months ended March 31, 2022, primarily due to higher input costs and higher investment spend, partially offset by lower incentive compensation and better price realization. Total segment operating earnings decreased 8.7 percent in the six months ended March 31, 2022, primarily due to higher input costs and higher investment spend, partially offset by higher sales, lower incentive compensation, and better price realization.
Income Taxes
The effective tax rate for the three months ended March 31, 2022, was (20.2) percent compared to 19.2 percent for the three months ended March 31, 2021. The decrease in the effective tax rate was primarily due to PTC investment adjustments. Our Adjusted Effective Tax Rate for the three months ended March 31, 2022, was 16.0 percent compared to 16.7 percent for the three months ended March 31, 2021. The decrease in the Adjusted Effective Tax Rate was primarily due to non-U.S. tax rates.
The effective tax rate for the six months ended March 31, 2022, was 10.9 percent compared to 17.2 percent for the six months ended March 31, 2021. Our Adjusted Effective Tax Rate for the six months ended March 31, 2022, was 15.6 percent compared to 16.1 percent for the six months ended March 31, 2021. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to higher discrete benefits in the current year and non-U.S. tax rates.
Diluted EPS and Adjusted EPS
Fiscal 2022 second quarter Net income attributable to Rockwell Automation was $53.9 million or $0.46 per share, compared to $415.0 million or $3.54 per share in the second quarter of fiscal 2021. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments. Fiscal 2022 second quarter Adjusted EPS was $1.66, down 31.1 percent compared to $2.41 in the second quarter of fiscal 2021, primarily due to higher input costs and higher investment spend, partially offset by lower incentive compensation and better price realization.
Net income attributable to Rockwell Automation was $295.4 million or $2.51 per share in the six months ended March 31, 2022, compared to $1,008.3 million or $8.59 per share in the six months ended March 31, 2021. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments. Adjusted EPS was $3.79 in the six months ended March 31, 2022, down 20.9 percent compared to $4.79 in the six months ended March 31, 2021. The decrease in Adjusted EPS was primarily due to higher input costs, higher investment spend, and the $0.45 per share impact of the $70 million legal settlement gain in the first quarter of fiscal 2021, partially offset by higher sales, lower incentive compensation, and better price realization.

Intelligent Devices
Sales
Intelligent Devices sales decreased 4.9 percent and increased 8.7 percent year over year in the three and six months ended March 31, 2022, respectively. Intelligent Devices organic sales decreased 3.0 percent and increased 10.1 percent year over year in the three and six months ended March 31, 2022, respectively. Currency translation decreased sales by 1.9 percentage points and 1.4 percentage points year over year in the three and six months ended March 31, 2022, respectively. For the three months ended March 31, 2022, reported sales decreased in all regions except for Latin America. Organic sales in the three months ended March 31, 2022, decreased in North America and Asia Pacific but increased in Latin America and EMEA. All regions experienced reported and organic sales growth in the six months ended March 31, 2022.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 41.5 percent year over year in the three months ended March 31, 2022. Segment operating margin decreased to 14.6 percent in the three months ended March 31, 2022, from 23.8 percent in the same period a year ago, driven by higher input costs, higher investment spend, and lower sales.
Intelligent Devices segment operating earnings decreased 3.2 percent year over year in the six months ended March 31, 2022. Segment operating margin decreased to 19.4 percent in the six months ended March 31, 2022, from 21.8 percent in the same period a year ago, driven by higher input costs and higher investment spend, partially offset by higher sales.
Software & Control
Sales
Software & Control sales increased 6.5 percent and 11.2 percent year over year in the three and six months ended March 31, 2022, respectively. Software & Control organic sales increased 0.7 percent and 4.3 percent year over year in the three and six months ended March 31, 2022, respectively. Currency translation decreased sales by 1.8 percentage points and 1.3 percentage points year over year in the three and six months ended March 31, 2022, respectively. Acquisitions increased sales by 7.6 percentage points and 8.2 percentage points year over year in the three and six months ended March 31, 2022, respectively. For the three months ended March 31, 2022, reported sales increased in all regions except for EMEA. Organic sales in the three months ended March 31, 2022, increased in Asia Pacific and Latin America but decreased in EMEA and North America. All regions except for EMEA experienced reported sales growth in the six months ended March 31, 2022, and all regions experienced organic sales growth in the six months ended March 31, 2022.
Segment Operating Margin
Software & Control segment operating earnings decreased 12.2 percent and 11.9 percent year over year in the three and six months ended March 31, 2022, respectively. Segment operating margin decreased to 24.6 percent and 23.8 percent in the three and six months ended March 31, 2022, respectively, from 29.8 percent and 30.0 percent, respectively, in the same periods a year ago, primarily driven by higher investment spend, higher input costs, and the impact of acquisition integration costs.
Lifecycle Services
Sales
Lifecycle Services sales increased 9.7 percent and 9.9 percent year over year in the three and six months ended March 31, 2022, respectively. Lifecycle Services organic sales increased 10.8 percent and 10.6 percent year over year in the three and six months ended March 31, 2022, respectively. Currency translation decreased sales by 1.7 percentage points and 1.2 percentage points year over year in the three and six months ended March 31, 2022, respectively. Acquisitions increased sales by 0.6 percentage points and 0.5 percentage points year over year in the three and six months ended March 31, 2022, respectively. The growth in reported and organic sales in the three and six months ended March 31, 2022, was broad-based across the regions.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 12.0 percent and 21.7 percent year over year in the three and six months ended March 31, 2022, respectively. Segment operating margin decreased to 7.3 percent and 6.4 percent in the three and six months ended March 31, 2022, respectively, from 9.0 percent in each of the same periods a year ago, driven by lower labor utilization caused by supply chain constraints, partially offset by higher sales and lower incentive compensation.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Purchase accounting depreciation and amortization
Intelligent Devices	$0.7	$0.7	$1.4	$1.4
Software & Control	17.2	4.0	34.5	6.7
Lifecycle Services	7.9	8.1	15.8	16.1
Non-operating pension and postretirement benefit cost
Intelligent Devices	$4.9	$1.1	$2.8	$2.3
Software & Control	4.9	1.1	2.8	2.3
Lifecycle Services	6.5	1.6	3.7	3.1

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation

Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate are non-GAAP earnings measures that exclude non-operating pension and postretirement benefit cost, change in fair value of investments, purchase accounting depreciation and amortization attributable to Rockwell Automation, and net loss attributable to noncontrolling interests, including their respective tax effects. Non-operating pension and postretirement benefit cost is defined as all components of our net periodic pension and postretirement benefit cost except for service cost. See Note 10 in the Consolidated Financial Statements for more information on our net periodic pension and postretirement benefit cost.
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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income attributable to Rockwell Automation	$53.9	$415.0	$295.4	$1,008.3
Non-operating pension and postretirement benefit cost	21.3	7.0	16.9	14.0
Tax effect of non-operating pension and postretirement benefit cost	(5.5)	(2.0)	(4.7)	(4.0)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	23.1	10.1	46.2	18.8
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.6)	(2.5)	(11.2)	(4.6)
Change in fair value of investments (1)	140.7	(190.9)	133.1	(581.3)
Tax effect of change in fair value of investments (1)	(33.4)	46.1	(29.9)	110.3
Adjusted Income	$194.5	$282.8	$445.8	$561.5

Diluted EPS	$0.46	$3.54	$2.51	$8.59
Non-operating pension and postretirement benefit cost	0.19	0.06	0.15	0.12
Tax effect of non-operating pension and postretirement benefit cost	(0.05)	(0.02)	(0.04)	(0.03)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.20	0.09	0.39	0.16
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.02)	(0.10)	(0.04)
Change in fair value of investments (1)	1.20	(1.63)	1.14	(4.96)
Tax effect of change in fair value of investments (1)	(0.29)	0.39	(0.26)	0.95
Adjusted EPS	$1.66	$2.41	$3.79	$4.79

Effective tax rate	(20.2)%	19.2%	10.9%	17.2%
Tax effect of non-operating pension and postretirement benefit cost	15.7%	0.1%	0.8%	0.1%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	1.0%	0.3%	0.9%	0.3%
Tax effect of change in fair value of investments (1)	19.5%	(2.9)%	3.0%	(1.5)%
Adjusted Effective Tax Rate	16.0%	16.7%	15.6%	16.1%
(1) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2022 Guidance

Diluted EPS (1)	$7.60 - $8.20
Non-operating pension and postretirement benefit cost	0.17
Tax effect of non-operating pension and postretirement benefit cost	(0.04)
Change in fair value of investments (2)	1.14
Tax effect of change in fair value of investments (2)	(0.26)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.78
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.19)
Adjusted EPS (1)	$9.20 - $9.80

Effective tax rate	~ 15.5%
Tax effect of non-operating pension and postretirement benefit cost	~ 0.5%
Tax effect of change in fair value of investments (2)	~ 0.5%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Adjusted Effective Tax Rate	~ 17.0%
(1) Fiscal 2022 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's non-controlling interest in Sensia.
(2) The actual year-to-date adjustments, which are based on PTC's share price at March 31, 2022, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Six Months Ended March 31,
	2022	2021
Cash provided by (used for):
Operating activities	$78.8	$595.4
Investing activities	(144.7)	(336.7)
Financing activities	(142.5)	(339.1)
Effect of exchange rate changes on cash	(10.8)	17.7
Decrease in cash, cash equivalents, and restricted cash	$(219.2)	$(62.7)
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Six Months Ended March 31,
	2022	2021
Cash provided by operating activities	$78.8	$595.4
Capital expenditures	(82.0)	(52.1)
Free cash flow	$(3.2)	$543.3
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
Cash provided by operating activities was $78.8 million for the six months ended March 31, 2022, compared to cash provided by operating activities of $595.4 million for the six months ended March 31, 2021. Free cash flow was a net outflow of $3.2 million for the six months ended March 31, 2022, compared to a net inflow of $543.3 million for the six months ended March 31, 2021. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to higher incentive compensation payments, lower pre-tax income, higher income tax payments, and increases in working capital in the first six months of fiscal 2022 compared to the first six months of fiscal 2021, as well as the $70 million legal settlement in fiscal 2021 with no comparable amount in fiscal 2022.
We repurchased approximately 0.2 million shares of our common stock under our share repurchase program in the first six months of fiscal 2022. The total cost of these shares was $49.4 million. At March 31, 2022, there were no outstanding common stock share repurchases recorded in Accounts payable. At September 30, 2021, there were $1.8 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.7 million shares of our common stock in the first six months of fiscal 2021. The total cost of these shares was $179.7 million, of which $2.8 million was recorded in Accounts payable at March 31, 2021, related to shares that did not settle until April 2021. Our decision to repurchase shares in the remainder of 2022 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. At March 31, 2022, we had approximately $502.9 million remaining for share repurchases under our existing board authorizations. On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

We expect future uses of cash to include working capital requirements, capital expenditures, additional contributions to our retirement plans, acquisitions of businesses and other inorganic investments, dividends to shareowners, repurchases of common stock, and repayments of debt. We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, commercial paper borrowings, or new issuances of debt or other securities. In addition, we have access to unsecured credit facilities with various banks.
At March 31, 2022, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
Our Short-term debt as of March 31, 2022, and September 30, 2021, includes commercial paper borrowings of $617.0 million and $484.0 million, respectively, with weighted average interest rates of 0.49 percent and 0.18 percent, respectively, and weighted average maturity periods of 26 days and 90 days, respectively. Also included in Short-term debt as of March 31, 2022, and September 30, 2021, is $23.5 million of interest-bearing loans from Schlumberger to Sensia due December 31, 2022. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020.
At March 31, 2022, and September 30, 2021, our total current borrowing capacity under our unsecured revolving credit facility expiring in November 2023 was $1.25 billion. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility during the periods ended March 31, 2022, or September 30, 2021. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
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
Separate short-term unsecured credit facilities of approximately $220.6 million were available to non-U.S. subsidiaries at March 31, 2022. Borrowings under our non-U.S. credit facilities at March 31, 2022, and 2021, were not significant. We were in compliance with all covenants under our credit facilities at March 31, 2022, and 2021. There are no significant commitment fees or compensating balance requirements under our credit facilities.
During the fourth quarter of fiscal 2021, as a result of the additional leverage added to fund the Plex acquisition, Standard & Poor’s elected to downgrade our Outlook from “Stable” to “Negative”. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of March 31, 2022:

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

On December 10, 2021, the Company entered a 10b5-1 plan related to our PTC Shares, pursuant to which a broker will make periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan and consistent with the transfer restrictions in our securities purchase agreement, as amended, with PTC.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and six months ended March 31, 2022, we reclassified $1.2 million in pre-tax net gains and $0.6 million in pre-tax net losses, respectively, related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and six months ended March 31, 2021, we reclassified $8.6 million and $12.9 million, respectively, in pre-tax net losses related to cash flow hedges from accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $9.2 million of pre-tax net unrealized losses on cash flow hedges as of March 31, 2022, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at March 31, 2022, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,071.6	$39.9	$—	$1,031.7	$1,065.7
Europe, Middle East and Africa	348.9	0.8	(27.5)	375.6	354.8
Asia Pacific	266.2	—	(3.6)	269.8	246.9
Latin America	121.4	—	(1.3)	122.7	108.7
Total Company Sales	$1,808.1	$40.7	$(32.4)	$1,799.8	$1,776.1

	Six Months Ended March 31, 2022				Six Months Ended March 31, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$2,172.3	$80.3	$3.2	$2,088.8	$1,978.0
Europe, Middle East and Africa	703.6	0.8	(41.0)	743.8	675.5
Asia Pacific	545.1	—	(1.7)	546.8	468.8
Latin America	244.4	—	(4.5)	248.9	219.1
Total Company Sales	$3,665.4	$81.1	$(44.0)	$3,628.3	$3,341.4

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$808.6	$—	$(16.1)	$824.7	$850.2
Software & Control	534.9	38.3	(9.0)	505.6	502.3
Lifecycle Services	464.6	2.4	(7.3)	469.5	423.6
Total Company Sales	$1,808.1	$40.7	$(32.4)	$1,799.8	$1,776.1

	Six Months Ended March 31, 2022				Six Months Ended March 31, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$1,708.9	$—	$(22.1)	$1,731.0	$1,571.9
Software & Control	1,048.8	77.2	(12.1)	983.7	943.3
Lifecycle Services	907.7	3.9	(9.8)	913.6	826.2
Total Company Sales	$3,665.4	$81.1	$(44.0)	$3,628.3	$3,341.4

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at March 31, 2022, there has been no material change to this information, except as noted below.
Goodwill - Sensia Reporting Unit
The quantitative test of goodwill for impairment requires us to estimate the fair value of our reporting units. During the second quarter of fiscal 2022, we performed a quantitative impairment test for our Sensia reporting unit. We determined the fair value of the reporting unit under a combination of an income approach derived from discounted cash flows and a market multiples approach using selected comparable public companies.
Critical assumptions used in this approach included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. The revenue growth rate assumption reflects significant growth over the next four years before moderating back to a growth rate approximating longer term average inflationary rates. The forecasted near-term growth rate assumes that revenue will return to pre-pandemic levels due to the abatement of pandemic-related disruptions. Margin assumptions reflect that the cost pressure in the current year related to inflation and supply chain challenges will be compensated through pricing achieved on future orders. We believe the assumptions and estimates made were reasonable and appropriate, which are based on a number of factors, including historical experience and information obtained from reporting unit management, including backlog. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of the reporting unit could decrease, which may result in an impairment. We determined the discount rate using our weighted average cost of capital adjusted for risk factors including risk associated with our significant revenue growth assumptions, with comparison to market and industry data. Based on these assumptions and estimates, the fair value of the Sensia reporting unit exceeded the carrying value by approximately 20 percent. Therefore, as of March 31, 2022, we deemed that no impairment existed on $317.9 million of Goodwill allocated to the Sensia reporting unit.
Retirement Benefits — Pension
In March 2022, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S GAAP settlement accounting rules. The discount rate used in the remeasurement was 4.00 percent compared to 3.10 percent at our September 30, 2021, annual measurement date. The 4.00 percent discount rate was set as of a March 31, 2022, measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. See Note 10 in the Consolidated Financial Statements for additional information regarding the settlement accounting.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at March 31, 2022, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at March 31, 2022, there has been no material change to this information.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at March 31, 2022, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at March 31, 2022, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
There were no purchases of shares of our common stock made by or on behalf of us during the three months ended March 31, 2022. On July 24, 2019, the Board of Directors authorized us to expend $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters. As of March 31, 2022, the maximum dollar value of shares that may yet be purchased under the program is $502,932,367. On May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock.

Item 6. Exhibits
(a) Exhibits:

Exhibit 15	—	Letter of Deloitte & Touche LLP regarding Unaudited Financial Information.
Exhibit 31.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	—	Certification of Periodic Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	—	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101	—	Interactive Data Files.
Exhibit 104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	May 3, 2022	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 3, 2022	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)