Form 10-Q
period 2022-06-30
ROCKWELL AUTOMATION, INC
filed 2022-07-27
CIK 1024478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑
115,435,376 shares of registrant’s Common Stock were outstanding on June 30, 2022.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL AUTOMATION, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in millions, except per share amounts)

	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$482.9	$662.2
Receivables	1,702.2	1,424.5
Inventories	989.1	798.1
Other current assets	318.1	178.6
Total current assets	3,492.3	3,063.4
Property, net of accumulated depreciation of $1,720.4 and $1,743.6, respectively	568.5	581.9
Operating lease right-of-use assets	339.5	377.7
Goodwill	3,582.2	3,625.9
Other intangible assets, net	936.3	1,021.8
Deferred income taxes	367.3	380.9
Long-term investments	1,201.0	1,363.5
Other assets	312.8	286.5
Total	$10,799.9	$10,701.6
LIABILITIES AND SHAREOWNERS’ EQUITY
Current liabilities:
Short-term debt	$601.5	$509.7
Accounts payable	989.2	889.8
Compensation and benefits	283.7	408.0
Contract liabilities	549.5	462.5
Customer returns, rebates and incentives	340.0	237.8
Other current liabilities	517.3	484.4
Total current liabilities	3,281.2	2,992.2
Long-term debt	3,464.1	3,464.6
Retirement benefits	582.8	720.6
Operating lease liabilities	279.9	313.6
Other liabilities	506.3	516.5
Commitments and contingent liabilities (Note 13)
Shareowners’ equity:
Common stock ($1.00 par value, shares issued: 181.4)	181.4	181.4
Additional paid-in capital	1,985.9	1,933.6
Retained earnings	8,072.8	8,000.4
Accumulated other comprehensive loss	(957.5)	(1,017.1)
Common stock in treasury, at cost (shares held: 66.0 and 65.4, respectively)	(6,891.4)	(6,708.7)
Shareowners’ equity attributable to Rockwell Automation, Inc.	2,391.2	2,389.6
Noncontrolling interests	294.4	304.5
Total shareowners’ equity	2,685.6	2,694.1
Total	$10,799.9	$10,701.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales
Products and solutions	$1,768.4	$1,664.7	$5,063.6	$4,658.0
Services	200.3	183.5	570.5	531.6
	1,968.7	1,848.2	5,634.1	5,189.6
Cost of sales
Products and solutions	(1,042.7)	(962.7)	(3,061.8)	(2,665.2)
Services	(123.6)	(121.1)	(356.7)	(346.1)
	(1,166.3)	(1,083.8)	(3,418.5)	(3,011.3)
Gross profit	802.4	764.4	2,215.6	2,178.3
Selling, general and administrative expenses	(442.0)	(436.9)	(1,318.0)	(1,232.8)
Change in fair value of investments	(5.2)	43.3	(138.3)	624.6
Other income (expense) (Note 11)	19.8	(34.9)	(1.0)	20.1
Interest expense	(30.8)	(22.4)	(90.5)	(68.3)
Income before income taxes	344.2	313.5	667.8	1,521.9
Income tax provision (Note 14)	(49.4)	(44.5)	(84.7)	(252.2)
Net income	294.8	269.0	583.1	1,269.7
Net loss attributable to noncontrolling interests	(3.1)	(2.3)	(10.2)	(9.9)
Net income attributable to Rockwell Automation, Inc.	$297.9	$271.3	$593.3	$1,279.6
Earnings per share:
Basic	$2.56	$2.34	$5.10	$11.01
Diluted	$2.55	$2.32	$5.06	$10.91
Weighted average outstanding shares:
Basic	116.0	116.0	116.1	116.0
Diluted	116.5	117.0	116.9	117.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)
(in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$294.8	$269.0	$583.1	$1,269.7
Other comprehensive (loss) income:
Pension and other postretirement benefit plan adjustments (net of tax benefit (expense) of $22.3, ($142.9), ($49.6), and ($159.6))	(72.9)	426.5	131.4	482.1
Currency translation adjustments	(62.0)	23.0	(91.3)	58.9
Net change in cash flow hedges (net of tax (expense) benefit of ($4.0), ($0.4), ($7.2), and $0.6)	10.3	0.8	19.6	(2.4)
Other comprehensive (loss) income	(124.6)	450.3	59.7	538.6
Comprehensive income	170.2	719.3	642.8	1,808.3
Comprehensive loss attributable to noncontrolling interests	(3.3)	(3.0)	(10.1)	(10.5)
Comprehensive income attributable to Rockwell Automation, Inc.	$173.5	$722.3	$652.9	$1,818.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended June 30,
	2022	2021
Operating activities:
Net income	$583.1	$1,269.7
Adjustments to arrive at cash provided by operating activities:
Depreciation	93.6	90.3
Amortization of intangible assets	84.6	45.4
Change in fair value of investments	138.3	(624.6)
Share-based compensation expense	48.8	37.9
Retirement benefit expense	61.7	117.8
Pension contributions	(23.1)	(26.7)
Net loss on disposition of property	0.4	0.6
Changes in assets and liabilities, excluding effects of acquisitions and foreign currency adjustments:
Receivables	(326.1)	(143.7)
Inventories	(206.2)	(133.3)
Accounts payable	118.5	194.1
Contract liabilities	96.8	81.0
Compensation and benefits	(114.9)	141.6
Income taxes	(202.6)	(8.9)
Other assets and liabilities	70.8	15.7
Cash provided by operating activities	423.7	1,056.9
Investing activities:
Capital expenditures	(100.3)	(76.6)
Acquisition of businesses, net of cash acquired	(16.5)	(283.0)
Purchases of investments	(48.5)	(9.1)
Proceeds from sale of investments	66.0	—
Other investing activities	0.1	(3.5)
Cash used for investing activities	(99.2)	(372.2)
Financing activities:
Net issuance of short-term debt	301.8	—
Repayment of short-term debt	(210.0)	—
Cash dividends	(390.4)	(372.9)
Purchases of treasury stock	(218.5)	(238.5)
Proceeds from the exercise of stock options	46.1	122.7
Other financing activities	(7.5)	(14.1)
Cash used for financing activities	(478.5)	(502.8)
Effect of exchange rate changes on cash	(25.3)	27.3
(Decrease) increase in cash, cash equivalents, and restricted cash	(179.3)	209.2
Cash, cash equivalents, and restricted cash at beginning of period	679.4	730.4
Cash, cash equivalents, and restricted cash at end of period	$500.1	$939.6
Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$482.9	$913.8
Restricted cash, current (Other current assets)	8.6	6.9
Restricted cash, noncurrent (Other assets)	8.6	18.9
Total cash, cash equivalents, and restricted cash	$500.1	$939.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS’ EQUITY
(Unaudited)
(in millions, except per share amounts)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2022	$181.4	$1,967.3	$8,035.1	$(833.1)	$(6,718.5)	$2,632.2	$297.7	$2,929.9
Net income (loss)	—	—	297.9	—	—	297.9	(3.1)	294.8
Other comprehensive loss	—	—	—	(124.4)	—	(124.4)	(0.2)	(124.6)
Common stock issued (including share-based compensation impact)	—	18.6	—	—	3.2	21.8	—	21.8
Share repurchases	—	—	—	—	(176.1)	(176.1)	—	(176.1)
Cash dividends declared (1)	—	—	(260.2)	—	—	(260.2)	—	(260.2)
Balance at June 30, 2022	$181.4	$1,985.9	$8,072.8	$(957.5)	$(6,891.4)	$2,391.2	$294.4	$2,685.6

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at March 31, 2021	$181.4	$1,887.4	$7,899.3	$(1,526.0)	$(6,624.9)	$1,817.2	$311.5	$2,128.7
Net income (loss)	—	—	271.3	—	—	271.3	(2.3)	269.0
Other comprehensive income (loss)	—	—	—	451.0	—	451.0	(0.7)	450.3
Common stock issued (including share-based compensation impact)	—	22.2	—	—	17.8	40.0	—	40.0
Share repurchases	—	—	—	—	(60.6)	(60.6)	—	(60.6)
Cash dividends declared (1)	—	—	(248.7)	—	—	(248.7)	—	(248.7)
Change in noncontrolling interest	—	(0.6)	—	—	—	(0.6)	—	(0.6)
Balance at June 30, 2021	$181.4	$1,909.0	$7,921.9	$(1,075.0)	$(6,667.7)	$2,269.6	$308.5	$2,578.1
(1) Cash dividends were $2.24 per share and $2.14 per share in the three months ended June 30, 2022 and 2021, respectively.

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2021	$181.4	$1,933.6	$8,000.4	$(1,017.1)	$(6,708.7)	$2,389.6	$304.5	$2,694.1
Net income (loss)	—	—	593.3	—	—	593.3	(10.2)	583.1
Other comprehensive income	—	—	—	59.6	—	59.6	0.1	59.7
Common stock issued (including share-based compensation impact)	—	52.3	—	—	42.8	95.1	—	95.1
Share repurchases	—	—	—	—	(225.5)	(225.5)	—	(225.5)
Cash dividends declared (1)	—	—	(520.9)	—	—	(520.9)	—	(520.9)
Balance at June 30, 2022	$181.4	$1,985.9	$8,072.8	$(957.5)	$(6,891.4)	$2,391.2	$294.4	$2,685.6

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Common stock in treasury, at cost	Total attributable to Rockwell Automation, Inc.	Noncontrolling interests	Total shareowners' equity
Balance at September 30, 2020	$181.4	$1,830.7	$7,139.8	$(1,614.2)	$(6,509.9)	$1,027.8	$319.0	$1,346.8
Net income (loss)	—	—	1,279.6	—	—	1,279.6	(9.9)	1,269.7
Other comprehensive income (loss)	—	—	—	539.2	—	539.2	(0.6)	538.6
Common stock issued (including share-based compensation impact)	—	78.9	—	—	82.5	161.4	—	161.4
Share repurchases	—	—	—	—	(240.3)	(240.3)	—	(240.3)
Cash dividends declared (1)	—	—	(497.5)	—	—	(497.5)	—	(497.5)
Change in noncontrolling interest	—	(0.6)	—	—	—	(0.6)	—	(0.6)
Balance at June 30, 2021	$181.4	$1,909.0	$7,921.9	$(1,075.0)	$(6,667.7)	$2,269.6	$308.5	$2,578.1
(1) Cash dividends were $4.48 per share and $4.28 per share in the nine months ended June 30, 2022 and 2021, respectively.
See Notes to Consolidated Financial Statements.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Accounting Policies
In the opinion of management of Rockwell Automation, Inc. ("Rockwell Automation" or "the Company"), the unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly the financial position, results of operations, and cash flows for the periods presented and, except as otherwise indicated, such adjustments consist only of those of a normal, recurring nature. These statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. The results of operations for the three and nine months ended June 30, 2022, are not necessarily indicative of the results for the full year. All date references to years and quarters herein refer to our fiscal year and fiscal quarter, unless otherwise stated.
Receivables
We record an allowance for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. Receivables are stated net of an allowance for doubtful accounts of $15.9 million at June 30, 2022, and $13.2 million at September 30, 2021. In addition, receivables are recorded net of an allowance for certain customer returns, rebates, and incentives of $11.9 million at June 30, 2022, and $6.7 million at September 30, 2021. The changes to our allowance for doubtful accounts during the three and nine months ended June 30, 2022, were not material and primarily consisted of current-period provisions, write-offs charged against the allowance, recoveries collected, and foreign currency translation.
Earnings Per Share
The following table reconciles basic and diluted earnings per share (EPS) amounts (in millions, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Rockwell Automation, Inc.	$297.9	$271.3	$593.3	$1,279.6
Less: Allocation to participating securities	(1.0)	(0.4)	(1.9)	(2.1)
Net income available to common shareowners	$296.9	$270.9	$591.4	$1,277.5
Basic weighted average outstanding shares	116.0	116.0	116.1	116.0
Effect of dilutive securities
Stock options	0.5	0.9	0.8	1.0
Performance shares	—	0.1	—	0.1
Diluted weighted average outstanding shares	116.5	117.0	116.9	117.1
Earnings per share:
Basic	$2.56	$2.34	$5.10	$11.01
Diluted	$2.55	$2.32	$5.06	$10.91
For the three and nine months ended June 30, 2022, there were 0.6 million and 0.4 million shares, respectively, related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive. For each of the three and nine months ended June 30, 2021, there were 0.2 million shares related to share-based compensation awards that were excluded from the diluted EPS calculation because they were antidilutive.
Non-Cash Investing and Financing Activities
Capital expenditures of $15.5 million and $18.0 million were accrued within Accounts payable and Other current liabilities at June 30, 2022 and 2021, respectively. At June 30, 2022 and 2021, respectively, there were $8.8 million and $1.8 million of outstanding common stock share repurchases recorded in Accounts payable that did not settle until the next fiscal quarter. These non-cash investing and financing activities have been excluded from cash used for capital expenditures and treasury stock purchases in the Consolidated Statement of Cash Flows.

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
In October 2021, the FASB issued a new standard that requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. We retroactively adopted the new standard as of October 1, 2021. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
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
Our operations are comprised of the Intelligent Devices segment, Software & Control segment, and Lifecycle Services segment. Revenue from the Intelligent Devices and Software & Control segments is predominantly comprised of product sales, which are recognized at a point in time. The Software & Control segment also contains revenue from software products, which may be recognized over time if certain criteria are met. Revenue from the Lifecycle Services segment is predominantly comprised of solutions and services, which are primarily recognized over time. See Note 15 for more information.
Unfulfilled Performance Obligations
As of June 30, 2022, we expect to recognize approximately $1,080 million of revenue in future periods from unfulfilled performance obligations from existing contracts with customers. We expect to recognize revenue of approximately $540 million from our remaining performance obligations over the next 12 months with the remaining balance recognized thereafter.
We have applied the practical expedient to exclude the value of remaining performance obligations for (i) contracts with an original term of one year or less and (ii) contracts for which we recognize revenue in proportion to the amount we have the right to invoice for services performed. The amounts above also do not include the impact of contract renewal options that are unexercised as of June 30, 2022.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Disaggregation of Revenue
The following tables present our revenue disaggregation by geographic region for our three operating segments (in millions). We attribute sales to the geographic regions based on the country of destination.

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$549.6	$437.8	$252.5	$1,239.9	$548.5	$302.9	$235.3	$1,086.7
Europe, Middle East and Africa	162.5	72.3	117.8	352.6	162.8	103.3	111.2	377.3
Asia Pacific	106.4	61.3	79.1	246.8	118.1	74.4	82.3	274.8
Latin America	59.8	35.5	34.1	129.4	53.5	29.0	26.9	109.4
Total Company Sales	$878.3	$606.9	$483.5	$1,968.7	$882.9	$509.6	$455.7	$1,848.2

	Nine Months Ended June 30, 2022				Nine Months Ended June 30, 2021
	Intelligent Devices	Software & Control	Lifecycle Services	Total	Intelligent Devices	Software & Control	Lifecycle Services	Total
North America	$1,604.4	$1,104.9	$702.9	$3,412.2	$1,536.7	$878.5	$649.5	$3,064.7
Europe, Middle East and Africa	467.7	246.1	342.4	1,056.2	445.1	286.2	321.5	1,052.8
Asia Pacific	334.3	213.1	244.5	791.9	316.6	204.0	223.0	743.6
Latin America	180.8	91.6	101.4	373.8	156.4	84.2	87.9	328.5
Total Company Sales	$2,587.2	$1,655.7	$1,391.2	$5,634.1	$2,454.8	$1,452.9	$1,281.9	$5,189.6
Contract Balances
Contract liabilities primarily relate to consideration received in advance of performance under the contract. Contract assets primarily relate to performance under the contract prior to the consideration being received or due. We do not have significant contract assets as of June 30, 2022.

Below is a summary of our Contract liabilities balance (in millions):

	June 30, 2022	June 30, 2021
Balance as of beginning of fiscal year	$462.5	$325.3
Balance as of end of period	549.5	413.2
The most significant changes in our Contract liabilities balance during the nine months ended June 30, 2022, were due to amounts billed, partially offset by revenue recognized on amounts billed during the period and revenue recognized that was included in the Contract liabilities balance at the beginning of the period. The most significant changes in our Contract liabilities balance during the nine months ended June 30, 2021, were due to amounts billed, partially offset by revenue recognized that was included in the contract liabilities balance at the beginning of the period.
In the nine months ended June 30, 2022, we recognized revenue of approximately $296.8 million that was included in the Contract liabilities balance at September 30, 2021. In the nine months ended June 30, 2021, we recognized revenue of approximately $217.6 million that was included in the Contract liabilities balance at September 30, 2020. We did not have a material amount of revenue recognized in the nine months ended June 30, 2022 and 2021, from performance obligations satisfied or partially satisfied in previous periods.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Share-Based Compensation
We recognized $17.6 million and $48.8 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2022, respectively. We recognized $13.5 million and $37.9 million of pre-tax share-based compensation expense during the three and nine months ended June 30, 2021, respectively. Our annual grant of share-based compensation takes place during the first quarter of each fiscal year. The number of shares granted to employees and non-employee directors and the weighted average fair value per share during the periods presented were (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2022		2021
	Grants	Wtd. Avg. Share Fair Value	Grants	Wtd. Avg. Share Fair Value
Stock options	164	$87.68	196	$55.50
Performance shares	37	481.28	44	298.10
Restricted stock and restricted stock units	214	307.31	181	248.16
Unrestricted stock	3	345.00	6	228.80
4. Inventories
Inventories consist of (in millions):

	June 30, 2022	September 30, 2021
Finished goods	$301.9	$287.0
Work in process	312.9	229.3
Raw materials	374.3	281.8
Inventories	$989.1	$798.1

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
We recorded assets acquired and liabilities assumed in connection with this acquisition based on their estimated fair values as of the acquisition date of August 31, 2021. The preliminary aggregate purchase price allocation is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$14.8
All other assets	28.4
Goodwill	1,728.2
Intangible assets	531.4
Total assets acquired	2,302.8
Less: Contract liabilities	(29.2)
Less: Other liabilities assumed	(32.8)
Less: Deferred income taxes	(35.3)
Net assets acquired, excluding cash	$2,205.5

Purchase Consideration
Total purchase consideration, net of cash acquired	$2,205.5
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
We recorded assets acquired and liabilities assumed in connection with these acquisitions based on their estimated fair values as of the respective acquisition dates. The aggregate purchase price allocation for these acquisitions is as follows (in millions):

Purchase Price Allocation
Accounts receivable	$6.0
All other assets	15.9
Goodwill	224.8
Intangible assets	69.6
Total assets acquired	316.3
Less: Liabilities assumed	(25.5)
Less: Deferred income taxes	(3.7)
Net assets acquired, excluding cash	$287.1

Purchase Consideration
Total purchase consideration, net of cash acquired	$287.1
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
Total sales from the fiscal 2021 acquisitions and acquisition-related costs recognized in the three and nine months ended June 30, 2021, were not material. Pro forma consolidated sales for the three and nine months ended June 30, 2021, were approximately $1.9 billion and $5.3 billion, respectively, and the impact on earnings is not material. The preceding pro forma consolidated financial results of operations are as if all of preceding fiscal 2021 acquisitions occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the transaction occurred as of that time.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of Goodwill for the nine months ended June 30, 2022, were (in millions):

	Intelligent Devices	Software & Control	Lifecycle Services	Total
Balance as of September 30, 2021	$543.1	$2,447.5	$635.3	$3,625.9
Acquisition of businesses	—	—	11.9	11.9
Translation and other	(19.8)	(23.4)	(12.4)	(55.6)
Balance as of June 30, 2022	$523.3	$2,424.1	$634.8	$3,582.2
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
Other intangible assets consist of (in millions):

	June 30, 2022
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$96.9	$55.6	$41.3
Customer relationships	593.3	104.4	488.9
Technology	412.0	104.0	308.0
Trademarks	74.7	20.9	53.8
Other	6.8	6.2	0.6
Total amortized intangible assets	1,183.7	291.1	892.6
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,227.4	$291.1	$936.3

	September 30, 2021
	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Software products	$90.4	$43.2	$47.2
Customer relationships	595.9	75.4	520.5
Technology	420.8	71.7	349.1
Trademarks	73.8	13.3	60.5
Other	7.1	6.3	0.8
Total amortized intangible assets	1,188.0	209.9	978.1
Allen-Bradley® trademark not subject to amortization	43.7	—	43.7
Other intangible assets	$1,231.7	$209.9	$1,021.8
Estimated total amortization expense for all amortized intangible assets is $112.5 million in 2022, $111.3 million in 2023, $108.3 million in 2024, $105.9 million in 2025, and $104.2 million in 2026.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Short-Term and Long-Term Debt
Our Short-term debt as of June 30, 2022, and September 30, 2021, includes $578.0 million and $484.0 million, respectively, of commercial paper borrowings with weighted average interest rates of 1.57 percent and 0.18 percent, respectively. Also included in Short-term debt as of June 30, 2022, and September 30, 2021, is $23.5 million of interest-bearing loans from Schlumberger to Sensia due December 31, 2022. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020.
The following table presents the carrying amounts and estimated fair values of Long-term debt in the Consolidated Balance Sheet (in millions):

	June 30, 2022		September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$3,464.1	$3,232.2	$3,464.6	$3,874.8
We base the fair value of long-term debt upon quoted market prices for the same or similar issues and therefore consider this a level 2 fair value measurement. The fair value of long-term debt considers the terms of the debt excluding the impact of derivative and hedging activity. Refer to Note 9 for further information regarding levels in the fair value hierarchy. The carrying value of our short-term debt approximates fair value.
8. Other Current Liabilities
Other current liabilities consist of (in millions):

	June 30, 2022	September 30, 2021
Unrealized losses on foreign exchange contracts	$18.4	$16.9
Product warranty obligations	17.1	18.0
Taxes other than income taxes	61.6	59.8
Accrued interest	38.3	17.8
Dividends payable	130.1	0.2
Income taxes payable	65.4	188.4
Operating lease liabilities	86.9	89.9
Other	99.5	93.4
Other current liabilities	$517.3	$484.4
9. Investments
Our investments consist of (in millions):

	June 30, 2022	September 30, 2021
Fixed income securities	$6.2	$0.6
Equity securities (level 1)	1,065.6	1,267.6
Equity securities (other)	81.1	27.1
Other	54.3	68.8
Total investments	1,207.2	1,364.1
Less: Short-term investments (1)	(6.2)	(0.6)
Long-term investments	$1,201.0	$1,363.5
(1) Short-term investments are included in Other current assets in the Consolidated Balance Sheet.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Equity Securities
Equity securities (level 1) consist of 10,020,234 and 10,582,010 shares of PTC Inc. ("PTC") common stock (the "PTC Shares") at June 30, 2022, and September 30, 2021, respectively. The PTC Shares are classified as level 1 in the fair value hierarchy, as described below, and are recognized at fair value in the Consolidated Balance Sheet using the most recent closing price of PTC common stock quoted on Nasdaq.
Equity securities (other) consist of various securities that do not have a readily determinable fair value, which we account for using the measurement alternative under U.S. GAAP. These securities are recorded at the investment cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer in the Consolidated Balance Sheet. Observable price changes are classified as level 2 in the fair value hierarchy, as described below. The carrying values at June 30, 2022, and September 30, 2021, include cumulative upward adjustments from observed price changes of $17.0 million and $5.1 million, respectively.
We record gains and losses on investments within the Change in fair value of investments line in the Consolidated Statement of Operations. The gains and losses on investments we recorded for the following periods were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) gain on equity securities (level 1)	$(8.4)	$38.2	$(136.0)	$619.5
Net gain on equity securities (other)	3.2	5.1	11.9	5.1
Equity method loss on Other investments	—	—	(14.2)	—
Change in fair value of investments	(5.2)	43.3	(138.3)	624.6

Total net unrealized (loss) gain on equity securities	$(17.9)	$43.3	$(137.0)	$624.6
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Retirement Benefits
The components of net periodic benefit cost were (in millions):

	Pension Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$15.4	$23.1	$56.1	$68.7
Interest cost	34.5	31.5	99.3	94.3
Expected return on plan assets	(56.4)	(60.9)	(175.1)	(182.0)
Amortization:
Prior service cost	—	0.3	0.8	1.0
Net actuarial loss	10.4	37.0	55.0	110.5
Settlement and curtailment (benefit) charges	(0.7)	27.2	24.2	26.8
Net periodic benefit cost	$3.2	$58.2	$60.3	$119.3

	Other Postretirement Benefits
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$0.2	$0.3	$0.6	$0.8
Interest cost	0.3	0.3	0.9	0.9
Amortization:
Prior service credit	(0.2)	(1.4)	(0.6)	(4.1)
Net actuarial loss	0.2	0.3	0.5	0.9
Net periodic benefit cost (credit)	$0.5	$(0.5)	$1.4	$(1.5)
The service cost component is included in Cost of sales and Selling, general and administrative expenses in the Consolidated Statement of Operations. All other components are included in Other income (expense) in the Consolidated Statement of Operations.
In March and June 2022, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S. GAAP settlement accounting rules. For the three and nine months ended June 30, 2022, we recognized settlement expense of $6.5 million and $31.4 million, respectively. Settlement accounting was required due to the amount of lump-sum payments made by the U.S. pension plan to retirees and other separated employees. Remeasurement of our U.S. pension plan assets and liabilities reduced our net benefit obligation by $86.6 million. The discount rate used for the remeasurement as of June 30, 2022, was 4.90 percent compared to 3.10 percent at our September 30, 2021, annual measurement date. We also recognized a curtailment benefit of $7.2 million for the three and nine months ended June 30, 2022, due to a pension plan freeze in one of our non-US pension plans.

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Other Income (Expense)
The components of Other income (expense) were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest income	$0.6	$0.3	$1.6	$1.1
Royalty income	3.1	2.9	8.6	7.5
Legacy product liability and environmental benefit (charges)	0.8	(4.0)	(6.6)	(9.4)
Non-operating pension and postretirement benefit credit (cost)	11.9	(34.3)	(5.0)	(48.3)
Legal settlement	—	—	—	70.0
Other	3.4	0.2	0.4	(0.8)
Other income (expense)	$19.8	$(34.9)	$(1.0)	$20.1

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss attributable to Rockwell Automation by component for the following periods were (in millions):

Three Months Ended June 30, 2022:	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2022	$(489.8)	$(309.7)	$(33.6)	$(833.1)
Other comprehensive (loss) income before reclassifications	(81.0)	(61.7)	15.5	(127.2)
Amounts reclassified from accumulated other comprehensive loss	8.0	—	(5.2)	2.8
Other comprehensive (loss) income	(73.0)	(61.7)	10.3	(124.4)
Balance as of June 30, 2022	$(562.8)	$(371.4)	$(23.3)	$(957.5)

Three Months Ended June 30, 2021:	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of March 31, 2021	$(1,215.6)	$(275.7)	$(34.7)	$(1,526.0)
Other comprehensive income (loss) before reclassifications	379.1	23.0	(5.6)	396.5
Amounts reclassified from accumulated other comprehensive loss	48.1	—	6.4	54.5
Other comprehensive income	427.2	23.0	0.8	451.0
Balance as of June 30, 2021	$(788.4)	$(252.7)	$(33.9)	$(1,075.0)

Nine Months Ended June 30, 2022:	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2021	$(694.1)	$(280.1)	$(42.9)	$(1,017.1)
Other comprehensive income (loss) before reclassifications	70.7	(91.3)	24.2	3.6
Amounts reclassified from accumulated other comprehensive loss	60.6	—	(4.6)	56.0
Other comprehensive income (loss)	131.3	(91.3)	19.6	59.6
Balance as of June 30, 2022	$(562.8)	$(371.4)	$(23.3)	$(957.5)

Nine Months Ended June 30, 2021:	Pension and other postretirement benefit plan adjustments, net of tax	Accumulated currency translation adjustments, net of tax	Net unrealized gains (losses) on cash flow hedges, net of tax	Total accumulated other comprehensive loss, net of tax
Balance as of September 30, 2020	$(1,271.2)	$(311.5)	$(31.5)	$(1,614.2)
Other comprehensive income (loss) before reclassifications	379.7	58.8	(18.2)	420.3
Amounts reclassified from accumulated other comprehensive loss	103.1	—	15.8	118.9
Other comprehensive income (loss)	482.8	58.8	(2.4)	539.2
Balance as of June 30, 2021	$(788.4)	$(252.7)	$(33.9)	$(1,075.0)

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The reclassifications out of Accumulated other comprehensive loss in the Consolidated Statement of Operations were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,		Affected Line in the Consolidated Statement of Operations
	2022	2021	2022	2021
Pension and other postretirement benefit plan adjustments (1):
Amortization of prior service (credit) cost	$(0.2)	$(1.1)	$0.2	$(3.1)	Other income (expense)
Amortization of net actuarial loss	10.6	37.3	55.5	111.4	Other income (expense)
Settlement and curtailment (benefit) charges	(0.7)	27.2	24.2	26.8	Other income (expense)
	9.7	63.4	79.9	135.1	Income before income taxes
	(1.7)	(15.3)	(19.3)	(32.0)	Income tax provision
	$8.0	$48.1	$60.6	$103.1	Net income attributable to Rockwell Automation, Inc.

Net unrealized (gains) losses on cash flow hedges:
Forward exchange contracts	$(0.5)	$(0.1)	$(0.2)	$(1.3)	Sales
Forward exchange contracts	(7.9)	8.6	(9.5)	22.6	Cost of sales
Forward exchange contracts	0.3	(0.4)	0.4	(1.3)	Selling, general and administrative expenses
Treasury locks related to 2019 and 2021 debt issuances	0.9	0.5	2.7	1.5	Interest expense
	(7.2)	8.6	(6.6)	21.5	Income before income taxes
	2.0	(2.2)	2.0	(5.7)	Income tax provision
	$(5.2)	$6.4	$(4.6)	$15.8	Net income attributable to Rockwell Automation, Inc.
Total reclassifications	$2.8	$54.5	$56.0	$118.9	Net income attributable to Rockwell Automation, Inc.
(1) These components are included in the computation of net periodic benefit cost. See Note 10 for further information.

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
In many countries we provide a limited intellectual property indemnity as part of our terms and conditions of sale and at times in other contracts with third parties. As of June 30, 2022, we were not aware of any material indemnification claims that were probable or reasonably possible of an unfavorable outcome. Historically, claims that have been made under the indemnification agreements have not had a material impact on our business, financial condition, or results of operations; however, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our business, financial condition, or results of operations in a particular period. During the first quarter of fiscal 2021, we reached a favorable settlement agreement regarding litigation of a trademark infringement and false advertising matter and received $70 million. The settlement gain is recorded in Other income (expense) in the Consolidated Statement of Operations.

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
The effective tax rate was 14.4 percent and 12.7 percent in the three and nine months ended June 30, 2022, respectively, compared to 14.2 percent and 16.6 percent in the three and nine months ended June 30, 2021, respectively. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three and nine months ended June 30, 2022, primarily due to non-U.S. tax rates and other favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the three months ended June 30, 2021, primarily because of non-U.S. tax rates and other favorable discrete tax items. The effective tax rate was lower than the U.S. statutory rate of 21 percent in the nine months ended June 30, 2021, primarily due to PTC investment adjustments and non-U.S. tax rates.
An income tax liability of $233.7 million and $264.8 million related to the U.S. transition tax under the Tax Cuts and Jobs Act of 2017 (the "Tax Act") that is payable greater than 12 months after June 30, 2022, and September 30, 2021, respectively, is recorded in Other liabilities in the Consolidated Balance Sheet.
Unrecognized Tax Benefits
The amount of gross unrecognized tax benefits was $4.3 million at both June 30, 2022, and September 30, 2021, of which the entire amount would reduce our effective tax rate if recognized.
Accrued interest and penalties related to unrecognized tax benefits were $1.5 million at both June 30, 2022, and September 30, 2021. We recognize interest and penalties related to unrecognized tax benefits in the income tax provision.
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

ROCKWELL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15. Business Segment Information
Sales and operating results of our reportable segments were (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales
Intelligent Devices	$878.3	$882.9	$2,587.2	$2,454.8
Software & Control	606.9	509.6	1,655.7	1,452.9
Lifecycle Services	483.5	455.7	1,391.2	1,281.9
Total	$1,968.7	$1,848.2	$5,634.1	$5,189.6
Segment operating earnings
Intelligent Devices	$173.2	$193.6	$504.4	$535.8
Software & Control	190.6	128.3	439.7	411.2
Lifecycle Services	45.4	46.8	103.6	121.1
Total	409.2	368.7	1,047.7	1,068.1
Purchase accounting depreciation and amortization	(25.9)	(12.9)	(78.1)	(37.7)
Corporate and other	(15.6)	(29.2)	(69.6)	(87.6)
Non-operating pension and postretirement benefit credit (cost)	11.9	(34.3)	(5.0)	(48.3)
Change in fair value of investments	(5.2)	43.3	(138.3)	624.6
Legal settlement	—	—	—	70.0
Interest expense, net	(30.2)	(22.1)	(88.9)	(67.2)
Income before income taxes	$344.2	$313.5	$667.8	$1,521.9
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
Milwaukee, Wisconsin

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Rockwell Automation, Inc. and subsidiaries (the “Company”) as of June 30, 2022, the related consolidated statements of operations, comprehensive income, and shareowners' equity for three-month and nine-month periods ended June 30, 2022 and 2021, and of cash flows for nine-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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
July 27, 2022

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
•macroeconomic factors, including inflation, global and regional business conditions (including adverse impacts in certain markets, such as Oil & Gas), commodity prices, currency exchange rates, the cyclical nature of our customers’ capital spending, and sovereign debt concerns;
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

U.S. Economic Trends
In the third quarter of fiscal 2022, sales in the U.S. accounted for over half of our total sales. The various indicators we use to gauge the direction and momentum of our served U.S. markets include:
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
The table below depicts trends in these indicators since the quarter ended September 2020. These figures are as of July 27, 2022, and are subject to revision by the issuing organizations. The IP Index was higher in the third quarter of fiscal 2022 versus the second quarter of fiscal 2022, although June's reading did show a slight sequential decline vs. May. In the third quarter of fiscal 2022, manufacturing PMI results were mixed. June's results were the lowest of the quarter but were still above 50 and represent the twenty-fifth consecutive month of expansion in the overall economy.

	IP Index	PMI
Fiscal 2022 quarter ended:
June 2022	102.2	53.0
March 2022	101.1	57.1
December 2021	100.1	58.8
Fiscal 2021 quarter ended:
September 2021	98.8	60.5
June 2021	97.9	60.9
March 2021	96.7	63.7
December 2020	96.1	60.5
Fiscal 2020 quarter ended:
September 2020	94.1	55.7
During fiscal 2022, inflation in the U.S. has also had an impact on our input costs and pricing. We used the Producer Price Index (PPI), published by the Bureau of Labor Statistics, which measures the average change over time in the selling prices received by domestic producers for their output. PPI for June 30, 2022, March 31, 2022, and December 31, 2021, increased 11.3 percent, 11.6 percent, and 10.0 percent, respectively, compared to June 30, 2021, March 31, 2021, and December 31, 2020. These figures are as of July 27, 2022, and are subject to revision by the issuing organization.
Non-U.S. Economic Trends
In the third quarter of fiscal 2022, sales to customers outside the U.S. accounted for less than half of our total sales. These customers include both indigenous companies and multinational companies with a global presence. In addition to the global factors previously mentioned in the "Overview" section, international demand, particularly in emerging markets, has historically been driven by the strength of the industrial economy in each region, investments in infrastructure, and expanding consumer markets. We use changes in key countries' gross domestic product, IP, and PMI as indicators of the growth opportunities in each region where we do business. Industrial output and Manufacturing PMI outside the U.S. were mixed in the third quarter of fiscal 2022.
Global GDP is forecasted to slow through 2022 and into 2023 largely due to the widespread impacts of more restrictive financial conditions. Supply chain disruptions, labor shortages, and global inflation remain persistent in 2022, along with elevated geopolitical instability.

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
Outlook
The table below provides guidance for sales growth and earnings per share for fiscal 2022 as of July 27, 2022. Our guidance reflects our strong demand and record backlog along with our latest view of supply chain constraints.

Sales Growth Guidance		EPS Guidance
Reported sales growth	10.5% - 12.5%	Diluted EPS	$7.74 - $8.14
Organic sales growth (1)	10% - 12%	Adjusted EPS (1)	$9.30 - $9.70
Inorganic sales growth	~2.5%
Currency translation	~(2.0)%
(1) Organic sales growth and Adjusted EPS are non-GAAP measures. See Supplemental Sales Information and Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on these non-GAAP measures.

Summary of Results of Operations
The following table reflects our sales and operating results (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales
Intelligent Devices (a)	$878.3	$882.9	$2,587.2	$2,454.8
Software & Control (b)	606.9	509.6	1,655.7	1,452.9
Lifecycle Services (c)	483.5	455.7	1,391.2	1,281.9
Total sales (d)	$1,968.7	$1,848.2	$5,634.1	$5,189.6
Segment operating earnings (1)
Intelligent Devices (e)	$173.2	$193.6	$504.4	$535.8
Software & Control (f)	190.6	128.3	439.7	411.2
Lifecycle Services (g)	45.4	46.8	103.6	121.1
Total segment operating earnings (2) (h)	409.2	368.7	1,047.7	1,068.1
Purchase accounting depreciation and amortization	(25.9)	(12.9)	(78.1)	(37.7)
Corporate and other	(15.6)	(29.2)	(69.6)	(87.6)
Non-operating pension and postretirement benefit credit (cost)	11.9	(34.3)	(5.0)	(48.3)
Change in fair value of investments	(5.2)	43.3	(138.3)	624.6
Legal settlement	—	—	—	70.0
Interest expense, net	(30.2)	(22.1)	(88.9)	(67.2)
Income before income taxes (i)	344.2	313.5	667.8	1,521.9
Income tax provision	(49.4)	(44.5)	(84.7)	(252.2)
Net income	294.8	269.0	583.1	1,269.7
Net loss attributable to noncontrolling interests	(3.1)	(2.3)	(10.2)	(9.9)
Net income attributable to Rockwell Automation	$297.9	$271.3	$593.3	$1,279.6

Diluted EPS	$2.55	$2.32	$5.06	$10.91

Adjusted EPS (3)	$2.66	$2.31	$6.45	$7.10

Diluted weighted average outstanding shares	116.5	117.0	116.9	117.1

Pre-tax margin (i/d)	17.5%	17.0%	11.9%	29.3%

Intelligent Devices segment operating margin (e/a)	19.7%	21.9%	19.5%	21.8%
Software & Control segment operating margin (f/b)	31.4%	25.2%	26.6%	28.3%
Lifecycle Services segment operating margin (g/c)	9.4%	10.3%	7.4%	9.4%
Total segment operating margin (2) (h/d)	20.8%	19.9%	18.6%	20.6%
(1) See Note 15 in the Consolidated Financial Statements for the definition of segment operating earnings.
(2) Total segment operating earnings and total segment operating margin are non-GAAP financial measures. We exclude purchase accounting depreciation and amortization, corporate and other, non-operating pension and postretirement benefit credit (cost), change in fair value of investments, the $70 million legal settlement in fiscal 2021, interest expense, net, and income tax provision because we do not consider these items to be directly related to the operating performance of our segments. We believe total segment operating earnings and total segment operating margin are useful to investors as measures of operating performance. We use these measures to monitor and evaluate the profitability of our operating segments. Our measures of total segment operating earnings and total segment operating margin may be different from measures used by other companies.
(3) Adjusted EPS is a non-GAAP earnings measure. See Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate Reconciliation for more information on this non-GAAP measure.

Three and Nine Months Ended June 30, 2022, Compared to Three and Nine Months Ended June 30, 2021
Sales
Sales increased 6.5 percent and 8.6 percent year over year in the three and nine months ended June 30, 2022, respectively. Organic sales increased 7.1 percent and 8.1 percent year over year in the three and nine months ended June 30, 2022, respectively. Currency translation decreased sales by 3.1 percentage points and 1.9 percentage points year over year in the three and nine months ended June 30, 2022, respectively. Acquisitions increased sales by 2.5 percentage points and 2.4 percentage points year over year in the three and nine months ended June 30, 2022, respectively.
Pricing increased sales in our Intelligent Devices and Software & Control operating segments by approximately 4.5 percentage points and 2.5 percentage points in the three and nine months ended June 30, 2022, respectively.
The table below presents our sales, attributed to the geographic regions based upon country of destination, and the percentage change from the same period a year ago (in millions, except percentages). The results by region, segment, and industry were primarily driven by component availability rather than the underlying demand.

		Change vs.	Change in Organic Sales (1) vs.
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2021
North America	$1,239.9	14.1%	10.9%
Europe, Middle East and Africa	352.6	(6.5)%	3.2%
Asia Pacific	246.8	(10.2)%	(5.8)%
Latin America	129.4	18.3%	15.5%
Total Sales	$1,968.7	6.5%	7.1%

		Change vs.	Change in Organic Sales (1) vs.
	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2021
North America	$3,412.2	11.3%	7.5%
Europe, Middle East and Africa	1,056.2	0.3%	7.6%
Asia Pacific	791.9	6.5%	8.4%
Latin America	373.8	13.8%	14.2%
Total Sales	$5,634.1	8.6%	8.1%
(1) Organic sales and organic sales growth exclude the effect of acquisitions, changes in currency exchange rates, and divestitures. See Supplemental Sales Information for information on these non-GAAP measures.
•The increases in North America reported and organic sales in the three and nine months ended June 30, 2022, compared to the prior periods, were across discrete, process, and hybrid industries.
•Europe, Middle East and Africa (EMEA) reported sales decreased year over year in the three months ended June 30, 2022, primarily due to the effects of currency translation. Organic sales increases year over year in the three and nine months ended June 30, 2022, were led by strength in Oil & Gas.
•Reported and organic sales decreased in Asia Pacific in the three months ended June 30, 2022, compared to the prior period, primarily driven by COVID-19 pandemic-related shutdowns in China. Reported sales also decreased due to the effects of currency translation. Reported and organic sales increased in Asia Pacific in the nine months ended June 30, 2022, compared to the prior period, with broad-based growth across industries in the first half of fiscal 2022 partially offset by declines in the third quarter.
•Reported and organic sales in Latin America increased in the three and nine months ended June 30, 2022, compared to the prior periods, primarily driven by increases in process industries.
Corporate and Other
Corporate and other expense was $15.6 million and $69.6 million in the three and nine months ended June 30, 2022, respectively, compared to $29.2 million and $87.6 million in the three and nine months ended June 30, 2021, respectively. The decreases in Corporate and other expense were primarily due to mark-to-market adjustments related to our deferred and non-qualified compensation plans.

Income before Income Taxes
Income before income taxes was $344.2 million and $667.8 million in the three and nine months ended June 30, 2022, respectively, compared to $313.5 million and $1,521.9 million in the three and nine months ended June 30, 2021. The increase in the three months ended June 30, 2022, was primarily due to higher sales, including pricing increases, and lower pension and post-retirement costs, partially offset by fair value adjustments recognized in fiscal 2022 compared to fiscal 2021 in connection with our investment in PTC (the "PTC adjustments"). The decrease in the nine months ended June 30, 2022, was primarily due to the PTC adjustments, partially offset by higher sales. Total segment operating earnings increased 11.0 percent in the three months ended June 30, 2022, primarily due to higher sales, including pricing increases, and lower incentive compensation, partially offset by higher input costs and higher investment spend. Total segment operating earnings decreased 1.9 percent in the nine months ended June 30, 2022, primarily due to higher input costs and higher investment spend, partially offset by higher sales, including pricing increases, and lower incentive compensation.
Income Taxes
The effective tax rate for the three months ended June 30, 2022, was 14.4 percent compared to 14.2 percent for the three months ended June 30, 2021. Our Adjusted Effective Tax Rate for the three months ended June 30, 2022, was 14.5 percent compared to 14.6 percent for the three months ended June 30, 2021.
The effective tax rate for the nine months ended June 30, 2022, was 12.7 percent compared to 16.6 percent for the nine months ended June 30, 2021. Our Adjusted Effective Tax Rate for the nine months ended June 30, 2022, was 15.2 percent compared to 15.6 percent for the nine months ended June 30, 2021. The decreases in the effective tax rate and the Adjusted Effective Tax Rate were primarily due to non-U.S. tax rates.
Diluted EPS and Adjusted EPS
Fiscal 2022 third quarter Net income attributable to Rockwell Automation was $297.9 million or $2.55 per share, compared to $271.3 million or $2.32 per share in the third quarter of fiscal 2021. The increases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to higher sales, including pricing increases, and lower pension and post-retirement costs, partially offset by the PTC adjustments. Fiscal 2022 third quarter Adjusted EPS was $2.66, up 15.2 percent compared to $2.31 in the third quarter of fiscal 2021, primarily due to higher sales, including pricing increases, and lower incentive compensation, partially offset by higher input costs and higher investment spend.
Net income attributable to Rockwell Automation was $593.3 million or $5.06 per share in the nine months ended June 30, 2022, compared to $1,279.6 million or $10.91 per share in the nine months ended June 30, 2021. The decreases in Net income attributable to Rockwell Automation and diluted EPS were primarily due to the PTC adjustments, partially offset by higher sales. Adjusted EPS was $6.45 in the nine months ended June 30, 2022, down 9.2 percent compared to $7.10 in the nine months ended June 30, 2021. The decrease in Adjusted EPS was primarily due to higher input costs, higher investment spend, and the $0.45 per share impact of the $70 million legal settlement gain in the first quarter of fiscal 2021, partially offset by higher sales, including pricing increases, and lower incentive compensation.

Intelligent Devices
Sales
Intelligent Devices sales decreased 0.5 percent and increased 5.4 percent year over year in the three and nine months ended June 30, 2022, respectively. Intelligent Devices organic sales increased 2.7 percent and increased 7.4 percent year over year in the three and nine months ended June 30, 2022, respectively. Currency translation decreased sales by 3.2 percentage points and 2.0 percentage points year over year in the three and nine months ended June 30, 2022, respectively. For the three months ended June 30, 2022, reported sales decreased in Asia Pacific and EMEA but increased in Latin America and North America. Organic sales in the three months ended June 30, 2022, increased in all regions except for Asia Pacific. All regions experienced reported and organic sales growth in the nine months ended June 30, 2022.
Segment Operating Margin
Intelligent Devices segment operating earnings decreased 10.5 percent and 5.9 percent year over year in the three and nine months ended June 30, 2022, respectively. Segment operating margin decreased to 19.7 percent and 19.5 percent in the three and nine months ended June 30, 2022, respectively, from 21.9 percent and 21.8 percent in the same periods a year ago, driven by higher input costs and higher investment spend, partially offset by higher sales, including pricing increases.
Software & Control
Sales
Software & Control sales increased 19.1 percent and 14.0 percent year over year in the three and nine months ended June 30, 2022, respectively. Software & Control organic sales increased 13.4 percent and 7.5 percent year over year in the three and nine months ended June 30, 2022, respectively. Currency translation decreased sales by 2.8 percentage points and 1.8 percentage points year over year in the three and nine months ended June 30, 2022, respectively. Acquisitions increased sales by 8.5 percentage points and 8.3 percentage points year over year in the three and nine months ended June 30, 2022, respectively. For the three months ended June 30, 2022, reported and organic sales increased in North America and Latin America but decreased in EMEA and Asia Pacific. All regions except for EMEA experienced reported and organic sales growth in the nine months ended June 30, 2022.
Segment Operating Margin
Software & Control segment operating earnings increased 48.6 percent and 6.9 percent year over year in the three and nine months ended June 30, 2022, respectively. Segment operating margin increased to 31.4 percent in the three months ended June 30, 2022, from 25.2 percent in the same period a year ago, primarily driven by higher sales. Segment operating margin decreased to 26.6 percent in the nine months ended June 30, 2022, from 28.3 percent in the same period a year ago, primarily driven by higher investment spend and higher input costs, partially offset by higher sales, including pricing increases, and lower incentive compensation.
Lifecycle Services
Sales
Lifecycle Services sales increased 6.1 percent and 8.5 percent year over year in the three and nine months ended June 30, 2022, respectively. Lifecycle Services organic sales increased 8.7 percent and 9.9 percent year over year in the three and nine months ended June 30, 2022, respectively. Currency translation decreased sales by 3.2 percentage points and 1.9 percentage points year over year in the three and nine months ended June 30, 2022, respectively. Acquisitions increased sales by 0.6 percentage points and 0.5 percentage points year over year in the three and nine months ended June 30, 2022, respectively. All regions experienced growth in reported and organic sales in the three and nine months ended June 30, 2022, except for Asia Pacific, which had a decline in reported sales and flat organic sales in the three months ended June 30, 2022.
Segment Operating Margin
Lifecycle Services segment operating earnings decreased 3.0 percent and 14.5 percent year over year in the three and nine months ended June 30, 2022, respectively. Segment operating margin decreased to 9.4 percent and 7.4 percent in the three and nine months ended June 30, 2022, respectively, from 10.3 percent and 9.4 percent in the same periods a year ago, driven by supply chain constraints and higher spend, partially offset by higher sales and lower incentive compensation.

Supplemental Segment Information
Purchase accounting depreciation and amortization and non-operating pension and postretirement benefit (credit) cost are not allocated to our operating segments because these costs are excluded from our measurement of each segment's operating performance for internal purposes. If we were to allocate these costs, we would attribute them to each of our segments as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Purchase accounting depreciation and amortization
Intelligent Devices	$0.5	$0.7	$1.9	$2.1
Software & Control	17.3	4.0	51.8	10.7
Lifecycle Services	7.9	8.1	23.7	24.2
Non-operating pension and postretirement benefit (credit) cost
Intelligent Devices	$(4.7)	$8.4	$(1.9)	$10.7
Software & Control	(4.7)	8.4	(1.9)	10.7
Lifecycle Services	(6.3)	11.2	(2.6)	14.3

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
The following are reconciliations of Net income attributable to Rockwell Automation, diluted EPS, and effective tax rate to Adjusted Income, Adjusted EPS, and Adjusted Effective Tax Rate, respectively (in millions, except per share amounts and percentages):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Rockwell Automation	$297.9	$271.3	$593.3	$1,279.6
Non-operating pension and postretirement benefit (credit) cost	(11.9)	34.3	5.0	48.3
Tax effect of non-operating pension and postretirement benefit (credit) cost	3.8	(8.2)	(0.9)	(12.2)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	22.9	10.0	69.1	28.8
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(5.6)	(2.4)	(16.8)	(7.0)
Change in fair value of investments (1)	5.2	(43.3)	138.3	(624.6)
Tax effect of change in fair value of investments (1)	(1.2)	9.2	(31.1)	119.5
Adjusted Income	$311.1	$270.9	$756.9	$832.4

Diluted EPS	$2.55	$2.32	$5.06	$10.91
Non-operating pension and postretirement benefit (credit) cost	(0.10)	0.29	0.04	0.41
Tax effect of non-operating pension and postretirement benefit (credit) cost	0.03	(0.07)	(0.01)	(0.10)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.20	0.09	0.59	0.25
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.05)	(0.02)	(0.14)	(0.06)
Change in fair value of investments (1)	0.04	(0.37)	1.18	(5.33)
Tax effect of change in fair value of investments (1)	(0.01)	0.07	(0.27)	1.02
Adjusted EPS	$2.66	$2.31	$6.45	$7.10

Effective tax rate	14.4%	14.2%	12.7%	16.6%
Tax effect of non-operating pension and postretirement benefit (credit) cost	(0.7)%	0.9%	—%	0.2%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	0.6%	0.3%	0.8%	0.3%
Tax effect of change in fair value of investments (1)	0.2%	(0.8)%	1.7%	(1.5)%
Adjusted Effective Tax Rate	14.5%	14.6%	15.2%	15.6%
(1) Primarily relates to the change in fair value of investment in PTC.

Fiscal 2022 Guidance (3)

Diluted EPS (1)	$7.74 - $8.14
Non-operating pension and postretirement benefit cost	0.07
Tax effect of non-operating pension and postretirement benefit cost	(0.02)
Change in fair value of investments (2)	1.18
Tax effect of change in fair value of investments (2)	(0.27)
Purchase accounting depreciation and amortization attributable to Rockwell Automation	0.79
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	(0.19)
Adjusted EPS (1)	$9.30 - $9.70

Effective tax rate	~ 15.0%
Tax effect of non-operating pension and postretirement benefit cost	~ —%
Tax effect of change in fair value of investments (2)	~ 1.0%
Tax effect of purchase accounting depreciation and amortization attributable to Rockwell Automation	~ 0.5%
Adjusted Effective Tax Rate	~ 16.5%
(1) Fiscal 2022 guidance based on Adjusted Income attributable to Rockwell, which includes an adjustment for Schlumberger's non-controlling interest in Sensia.
(2) The actual year-to-date adjustments, which are based on PTC's share price at June 30, 2022, are used for guidance, as estimates of these adjustments on a forward-looking basis are not available due to variability, complexity, and limited visibility of these items.
(3) Guidance as of July 27, 2022.

Financial Condition
The following is a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statement of Cash Flows (in millions):

	Nine Months Ended June 30,
	2022	2021
Cash provided by (used for):
Operating activities	$423.7	$1,056.9
Investing activities	(99.2)	(372.2)
Financing activities	(478.5)	(502.8)
Effect of exchange rate changes on cash	(25.3)	27.3
(Decrease) increase in cash, cash equivalents, and restricted cash	$(179.3)	$209.2
The following table summarizes free cash flow, which is a non-GAAP financial measure (in millions):

	Nine Months Ended June 30,
	2022	2021
Cash provided by operating activities	$423.7	$1,056.9
Capital expenditures	(100.3)	(76.6)
Free cash flow	$323.4	$980.3
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
Cash provided by operating activities was $423.7 million for the nine months ended June 30, 2022, compared to cash provided by operating activities of $1,056.9 million for the nine months ended June 30, 2021. Free cash flow was $323.4 million for the nine months ended June 30, 2022, compared to $980.3 million for the nine months ended June 30, 2021. The year over year decreases in cash provided by operating activities and free cash flow were primarily due to increases in working capital, lower pre-tax income, and higher incentive compensation payments in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021, as well as the $70 million legal settlement in fiscal 2021 with no comparable amount in fiscal 2022.
We repurchased approximately 1.0 million shares of our common stock under our share repurchase program in the first nine months of fiscal 2022. The total cost of these shares was $225.5 million, of which $8.8 million was recorded in Accounts payable at June 30, 2022, related to shares that did not settle until July 2022. At September 30, 2021, there were $1.8 million of outstanding common stock share repurchases recorded in Accounts payable. We repurchased approximately 0.9 million shares of our common stock in the first nine months of fiscal 2021. The total cost of these shares was $240.2 million, of which $1.8 million was recorded in Accounts payable at June 30, 2021, related to shares that did not settle until July 2021. Our decision to repurchase shares in the remainder of 2022 will depend on business conditions, free cash flow generation, other cash requirements, and stock price. On both July 24, 2019, and May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. At June 30, 2022, we had approximately $1,326.9 million remaining for share repurchases under our existing board authorizations. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, for additional information regarding share repurchases.

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
At June 30, 2022, the majority of our Cash and cash equivalents were held by non-U.S. subsidiaries. As a result of the broad changes to the U.S. international tax system under the Tax Act, the Company accounts for taxes on earnings of substantially all of its non-U.S. subsidiaries including both non-U.S. and U.S. taxes. The Company has concluded that earnings of a limited number of its non-U.S. subsidiaries are indefinitely reinvested.
Our Short-term debt as of June 30, 2022, and September 30, 2021, includes commercial paper borrowings of $578.0 million and $484.0 million, respectively, with weighted average interest rates of 1.57 percent and 0.18 percent, respectively, and weighted average maturity periods of 25 days and 90 days, respectively. Also included in Short-term debt as of June 30, 2022, and September 30, 2021, is $23.5 million of interest-bearing loans from Schlumberger to Sensia due December 31, 2022. The short-term loans from Schlumberger were entered into following the formation of Sensia in fiscal 2020.
On June 29, 2022, we replaced our former $1.25 billion unsecured revolving credit facility with a new five-year $1.5 billion unsecured revolving credit facility, expiring in June 2027. We can increase the aggregate amount of this credit facility by up to $750.0 million, subject to the consent of the banks in the credit facility. We did not borrow against this credit facility or the former credit facility during the periods ended June 30, 2022, or September 30, 2021. Borrowings under this credit facility bear interest based on short-term money market rates in effect during the period the borrowings are outstanding. The terms of this credit facility contain covenants under which we agree to maintain an EBITDA-to-interest ratio of at least 3.0 to 1.0. The EBITDA-to-interest ratio is defined in the credit facility as the ratio of consolidated EBITDA (as defined in the facility) for the preceding four quarters to consolidated interest expense for the same period.
LIBOR was the primary basis for determining interest payments on borrowings under our former $1.25 billion credit facility. Our new $1.5 billion credit facility uses the secured overnight funding rate (SOFR) as the primary basis for determining interest payments.
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
Separate short-term unsecured credit facilities of approximately $218.3 million were available to non-U.S. subsidiaries at June 30, 2022. Borrowings under our non-U.S. credit facilities at June 30, 2022 and 2021, were not significant. We were in compliance with all covenants under our credit facilities at June 30, 2022 and 2021. There are no significant commitment fees or compensating balance requirements under our credit facilities.
During the fourth quarter of fiscal 2021, as a result of the additional leverage added to fund the Plex acquisition, Standard & Poor’s elected to downgrade our Outlook from “Stable” to “Negative”. No changes were made to existing ratings by Moody’s or Fitch. The following is a summary of our credit ratings as of June 30, 2022:

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

On December 10, 2021, the Company entered a 10b5-1 plan related to our PTC Shares, pursuant to which a broker will make periodic sales of some of our PTC Shares on behalf of the Company, subject to the terms of the plan. In June 2022, the Company made periodic sales of our PTC Shares in the open market, outside of the parameters of the existing 10b5-1 plan. All of our sales of PTC are consistent with the transfer restrictions in the securities purchase agreement, as amended, with PTC. As of June 30, 2022, the fiscal year-to-date sales of our PTC shares under our 10b5-1 plan and open market sales resulted in a gross inflow of $66.0 million. This excludes any tax liability related to the realized gain on investment. These proceeds, and any proceeds from future sales, will support our future uses of cash.
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
Net gains and losses related to derivative forward exchange contracts designated as cash flow hedges offset the related gains and losses on the hedged items during the periods in which the hedged items are recognized in earnings. During the three and nine months ended June 30, 2022, we reclassified $7.2 million and $6.6 million, respectively, in pre-tax net gains related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. During the three and nine months ended June 30, 2021, we reclassified $8.6 million and $21.5 million, respectively, in pre-tax net losses related to cash flow hedges from Accumulated other comprehensive loss into the Consolidated Statement of Operations. We expect that approximately $17.0 million of pre-tax net unrealized gains on cash flow hedges as of June 30, 2022, will be reclassified into earnings during the next 12 months.
Information with respect to our contractual cash obligations is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at June 30, 2022, there has been no material change to this information.

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
The following is a reconciliation of reported sales to organic sales by geographic region (in millions):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$1,239.9	$39.7	$(4.7)	$1,204.9	$1,086.7
Europe, Middle East and Africa	352.6	3.8	(40.6)	389.4	377.3
Asia Pacific	246.8	0.4	(12.5)	258.9	274.8
Latin America	129.4	1.9	1.1	126.4	109.4
Total Company Sales	$1,968.7	$45.8	$(56.7)	$1,979.6	$1,848.2

	Nine Months Ended June 30, 2022				Nine Months Ended June 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
North America	$3,412.2	$120.0	$(1.5)	$3,293.7	$3,064.7
Europe, Middle East and Africa	1,056.2	4.6	(81.6)	1,133.2	1,052.8
Asia Pacific	791.9	0.4	(14.2)	805.7	743.6
Latin America	373.8	1.9	(3.4)	375.3	328.5
Total Company Sales	$5,634.1	$126.9	$(100.7)	$5,607.9	$5,189.6

The following is a reconciliation of reported sales to organic sales by operating segment (in millions):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$878.3	$—	$(28.0)	$906.3	$882.9
Software & Control	606.9	43.1	(14.2)	578.0	509.6
Lifecycle Services	483.5	2.7	(14.5)	495.3	455.7
Total Company Sales	$1,968.7	$45.8	$(56.7)	$1,979.6	$1,848.2

	Nine Months Ended June 30, 2022				Nine Months Ended June 30, 2021
	Reported Sales	Less: Effect of Acquisitions	Effect of Changes in Currency	Organic Sales	Reported Sales
Intelligent Devices	$2,587.2	$—	$(50.1)	$2,637.3	$2,454.8
Software & Control	1,655.7	120.3	(26.3)	1,561.7	1,452.9
Lifecycle Services	1,391.2	6.6	(24.3)	1,408.9	1,281.9
Total Company Sales	$5,634.1	$126.9	$(100.7)	$5,607.9	$5,189.6

Critical Accounting Estimates
We have prepared the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. These estimates are based on our best judgment about current and future conditions, but actual results could differ from those estimates. Information with respect to accounting estimates that are the most critical to the understanding of our financial statements as they could have the most significant effect on our reported results and require subjective or complex judgments by management is contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at June 30, 2022, there has been no material change to this information, except as noted below.
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
Critical assumptions used in this approach included management’s estimated future revenue growth rates, estimated future margins, and discount rate. Estimated future revenue growth and margins are based on management’s best estimate about current and future conditions. The revenue growth rate assumption reflects significant growth over the next four years before moderating back to a growth rate approximating longer term average inflationary rates. The forecasted near-term growth rate assumes that revenue will return to pre-pandemic levels due to the abatement of pandemic-related disruptions. Margin assumptions reflect that the cost pressure in the current year related to inflation and supply chain challenges will be compensated through pricing achieved on future orders. We believe the assumptions and estimates made were reasonable and appropriate, which are based on a number of factors, including historical experience and information obtained from reporting unit management, including backlog. Actual results and forecasts of revenue growth and margins for our Sensia reporting unit may be impacted by its concentration within the Oil & Gas industry and with its customer base. Demand for Sensia hardware and software products, solutions, and services is sensitive to industry volatility and risks, including those related to commodity prices, supply and demand dynamics, production costs, geological activity, and political activities. If such factors impact our ability to achieve forecasted revenue growth rates and margins, the fair value of the reporting unit could decrease, which may result in an impairment. We determined the discount rate using our weighted average cost of capital adjusted for risk factors including risk associated with our significant revenue growth assumptions, with comparison to market and industry data. Based on these assumptions and estimates, the fair value of the Sensia reporting unit exceeded the carrying value by approximately 20 percent. We also assessed the changes in events and circumstances subsequent to our annual test and concluded that no triggering events, which would require interim quantitative testing, occurred. Therefore, as of June 30, 2022, we deemed that no impairment existed on $317.2 million of Goodwill allocated to the Sensia reporting unit.
Retirement Benefits — Pension
In June 2022, we remeasured our U.S. pension plan assets and liabilities in accordance with U.S GAAP settlement accounting rules. The discount rate used in the remeasurement was 4.90 percent compared to 3.10 percent at our September 30, 2021, annual measurement date. The 4.90 percent discount rate was set as of a June 30, 2022, measurement date and was determined by modeling a portfolio of bonds that match the expected cash flow of our benefit plans. See Note 10 in the Consolidated Financial Statements for additional information regarding the settlement accounting.
Environmental Matters
Information with respect to the effect of compliance with environmental protection requirements and resolution of environmental claims on us and our manufacturing operations is contained in Note 17 in the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at June 30, 2022, there has been no material change to this information.
Recent Accounting Pronouncements
See Note 1 in the Consolidated Financial Statements regarding recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Information with respect to our exposure to foreign currency risk and interest rate risk is contained in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at June 30, 2022, there has been no material change to this information.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to our legal proceedings is contained in Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at June 30, 2022, there has been no material change to this information.
Item 1A. Risk Factors
Information about our most significant risk factors is contained in Item 1A. Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. We believe that at June 30, 2022, there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The table below sets forth information with respect to purchases made by or on behalf of us of shares of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approx. Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - 30, 2022	—	$—	—	$502,932,367
May 1 - 31, 2022	408,755	204.71	408,755	1,419,255,208
June 1 - 30, 2022	451,379	204.70	451,379	1,326,857,280
Total	860,134	$204.71	860,134
(1)All of the shares purchased during the quarter ended June 30, 2022, were acquired pursuant to the repurchase program described in (3) below.
(2)Average price paid per share includes brokerage commissions.
(3)On both July 24, 2019, and May 2, 2022, the Board of Directors authorized us to expend an additional $1.0 billion to repurchase shares of our common stock. Our repurchase program allows us to repurchase shares at management’s discretion or at our broker’s discretion pursuant to a share repurchase plan subject to price and volume parameters.

Item 6. Exhibits
(a) Exhibits:

Exhibit 10.1	—
$1,500,000,000 Five-Year Credit Agreement dated as of June 29, 2022, among the Company, the Banks listed on the signature pages thereof and Bank of America, N.A., as Administrative Agent, filed as Exhibit 99 to the Company’s Current Report on Form 8-K dated July 1, 2022, is hereby incorporated by reference.

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

ROCKWELL AUTOMATION, INC. (Registrant)

Date:	July 27, 2022	By	/s/ NICHOLAS C. GANGESTAD
Nicholas C. Gangestad Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	July 27, 2022	By	/s/ TERRY L. RIESTERER
Terry L. Riesterer Vice President and Controller (Principal Accounting Officer)